Form 10-Q
period 1995-03-31
BLUE DOLPHIN ENERGY CO
filed 1995-05-15
CIK 793306

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended:          MARCH 31, 1995

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ..................to ...................


Commission File Number:           0-15905


                        BLUE DOLPHIN ENERGY COMPANY
            (Exact name of registrant as specified in its charter)

             DELAWARE                               73-1268729
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

          ELEVEN GREENWAY PLAZA, SUITE 1606, HOUSTON, TEXAS  77046
          (Address of principal executive offices)      (Zip Code)

                               (713) 621-3993
            (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X    NO


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       34,787,451 shares $.01 par value outstanding at May 11, 1995






               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      PART. I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Blue Dolphin Energy Company and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. The Company follows the full cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. The Company believes that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                March 31,  December 31,
                                                  1995        1994
                                              ____________ ____________
                                               (Unaudited)
                ASSETS

Current Assets:
 Cash                                         $    230,504  $   434,157
 Trade accounts receivable                         753,660      774,362
 Inventory                                          17,800       17,350
 Prepaid expenses and other current assets         315,199      217,203
                                              ____________ _____________
                Total Current Assets             1,317,163    1,443,072

Property and equipment, at cost, using full
 cost method for oil and gas properties         21,657,583   21,643,280
  Accumulated depletion, depreciation
    and amortization                            (4,414,775)  (4,299,078)
                                              ____________ ____________
                                                17,242,808   17,344,202

Land                                             1,700,000    1,700,000

Other assets                                       463,246      272,064
                                              ____________ ____________
               Total Assets                   $ 20,723,217 $ 20,759,338
                                              ============ ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses        $    552,423 $    643,754
 Current portion of long-term debt               1,593,100    1,392,299
 Current portion of accrued abandonment costs      546,641      716,144
 Accrued interest payable                           51,577       50,566
 Accrued income taxes payable                       73,400       55,400
                                              ____________ ____________
              Total Current Liabilities          2,817,141    2,858,163


Long-Term Debt, less current portion             4,350,000    4,450,000

Accrued Abandonment Costs, less current portion  1,815,539    1,924,321

Dividends payable on preferred stock             1,529,243    1,456,442

Cumulative Convertible Preferred Stock           1,456,048    1,456,048
Common Stock                                       344,675      343,791
Additional Paid in Capital                      13,291,287   13,210,354
Accumulated deficit since January 1, 1990       (4,880,716)  (4,939,781)
                                              ____________  ___________

               Total Liabilities and
               Stockholders' Equity           $ 20,723,217 $ 20,759,338
                                              ============ ============



              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS - UNAUDITED


                                                     Three Months
                                                    Ended March 31,
                                              _________________________
                                                  1995         1994
                                              ____________ ____________
Revenue from operations:
 Pipeline operations                          $  1,185,208 $  1,204,400
 Oil and gas sales and operating fees              293,395      505,646
                                              ____________ ____________
      REVENUE FROM OPERATIONS                    1,478,603    1,710,046

Cost of operations:
 Pipeline operating expenses                       281,964      239,799
 Lease operating expenses                          247,125      198,696
 Repairs and maintenance costs                      80,971      201,778
 Depletion, depreciation, and amortization         152,622      175,438
                                              ____________ ____________
      COST OF OPERATIONS                           762,682      815,711
                                              ____________ ____________
                                                   715,921      894,335
Other income (expense):
 General and administrative                       (359,437)    (351,928)
 Interest expense                                 (146,217)    (169,882)
 Interest and other income                           3,780       35,797
                                              ____________ ____________
      INCOME BEFORE INCOME TAXES                   214,047      408,322
      Provision for income taxes                    82,181      166,055
                                              ____________  ___________
      INCOME BEFORE EXTRAORDINARY ITEM             131,866      242,267

Extraordinary item-gain from early retirement
 of debt, net of income taxes                        ---        616,695
                                              ____________ ____________

NET INCOME                                         131,866      858,962

Dividend requirements on preferred stock            72,801       72,801
                                              ____________ ____________
Net income applicable to common stockholders  $     59,065 $    786,161
                                              ============ ============

Net income per primary common share,          $     ---    $      0.013
 extraordinary item                           ============ ============

Net income per primary common share           $      0.001 $      0.016
                                              ============ ============

Weighted average number of common and common
 equivalent shares outstanding (primary)        47,167,138   48,378,573
                                              ============ ============

Net income per common share (fully diluted)                $      0.014
                                                           ============
Weighted average number of common shares
 (fully diluted)                                             63,451,366
                                                           ============


            BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                           Three Months
                                                          Ended March 31,
                                                     __________________________

                                                         1995          1994
                                                     ___________  _____________

OPERATING ACTIVITIES
 Net income                                          $    131,866  $    858,962
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Extraordinary gain-early retirement of debt              ---        (616,695)
   Depletion, depreciation and amortization               152,622       175,438
   Gain on sale of securities                               ---         (38,358)
   Charge in lieu of taxes                                 67,931       129,955
   Changes in operating assets and liabilities:
    (Increase) Decrease in trade accounts receivable       20,702       (42,331)
    (Increase) in prepaid expenses, crude inventory
     and other assets                                    (274,701)      (38,287)
    (Decrease) in accounts payable and accrued
     expenses                                            (371,454)      (36,609)
                                                     ____________  ____________

              NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                       (273,034)      392,075

INVESTING ACTIVITIES
 Purchases of property and equipment                      (13,502)     (246,535)
 Proceeds from redemption of investments                    ---         305,688
 Exploration and development costs                           (800)      (44,857)
                                                     ____________  ____________

               NET CASH PROVIDED BY (USED IN)
               INVESTING ACTIVITIES                       (14,302)       14,296

FINANCING ACTIVITIES
 Payments on borrowings                                  (399,199)   (5,560,627)
 Proceeds from borrowings                                 500,000     5,321,650
 Funds escrowed for abandonment costs                     (31,004)      (20,000)
 Net proceeds from capital funding                         13,886        56,260
                                                     ____________  ____________

                NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                       83,683      (202,717)
                                                     ____________  ____________
                INCREASE (DECREASE) IN CASH              (203,653)      203,654
CASH AT BEGINNING OF YEAR                                 434,157       650,933
                                                     ____________  ____________

CASH AT MARCH 31,                                    $    230,504  $    854,587
                                                     ============  ============

SUPPLEMENTARY CASH FLOW INFORMATION
 Interest paid                                       $    144,129  $    506,000
                                                     ============  ============

 Income taxes paid                                   $      ---    $     40,000
                                                     ============  ============


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included in Item 1. of this report.

For the three months ended March 31, 1995, revenues decreased $231,443 or 14% to $1,478,603 compared to revenues of $1,710,046 for the three months ended March 31, 1994. Excluding a $616,695 extraordinary gain reflected in the three months ended March 31, 1994, first quarter 1995 net income decreased $110,401 or 45% to $131,866 compared to net income of $242,267 before the extraordinary gain in 1994.

Results for both the first quarter 1995 and 1994 included provisions for income taxes of $82,181 and $483,747 respectively, of which $67,931 and $447,647 are offset with increases to paid in capital, reflecting utilization of net operating loss carryforwards that were incurred prior to a quasi-reorganization recorded at December 31, 1989.

FINANCIAL CONDITION

Working capital and liquidity have been adversely affected by reduced Buccaneer Field production, lower gas prices received for Buccaneer Field gas sales and unscheduled well repairs. While transportation revenues were generally flat for both the first quarter 1995 and 1994, increased oil and condensate throughput offset reduced gas volumes.

Although no significant change is expected in the Company's oil and gas production activities in the short term, revenues from its pipeline operations business segment are expected to improve. During the first quarter 1995, producers in two Galveston Area fields transporting production through the Blue Dolphin Pipeline drilled and completed new wells with production commencing late in the first quarter 1995. A third existing producer drilled and completed a new development well. Production from the well commenced in May 1995. A second well in the field was spud in April 1995 and is now drilling. Additionally, two new field discoveries have recently been reported in Galveston Area lease blocks in the vicinity of the Blue Dolphin Pipeline. The Company is aggressively competing to provide transportation services for these fields. Tie-in decisions are expected during the second quarter 1995 with production operations expected to commence during the third quarter.

The Company expects that funds available from its reducing revolving credit facility and funds generated through its regular operations will provide sufficient liquidity to meet anticipated obligations during 1995.

At March 31, 1995, the Company's working capital deficit (current assets less current liabilities) increased by $84,887 to $1,499,978 compared with a working capital deficit of $1,415,091 at December 31, 1994.

The Company's $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. provides for the borrowing availability and reducing amount to be redetermined semi-annually or at such other times as may be requested by the company. In March 1995, the borrowing base was increased from $5,300,000 to $5,800,000. Effective May 1, 1995, the borrowing base was increased from $5,500,000 to $6,100,000, reducing by $175,000 per month beginning June 1, 1995. The facility was made available for debt retirement and consolidation, and to finance working capital needs, including the acquisition of oil and gas reserve based assets.

The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios.

In November 1992, a subsidiary of the Company, Ivory Production Co. ("Ivory") entered into a Farmout agreement with a third party ("Farmee"). The initial well under the Farmout Agreement was drilled in 1993. As a result of regulatory delays, production did not commence until March 1994. The drilling option under which the Farmee could earn additional acreage expired March 27, 1995.

As a result of filing development plans under the Farmout Agreement, the Minerals Management Service ("MMS") required Ivory provide additional security to ensure it could meet future abandonment obligations associated with the Buccaneer Field. In February 1994, Ivory and the MMS agreed on the amount of the future obligations and the form of such security.

As additional security for its meeting future Buccaneer Field abandonment obligations, Ivory provided the MMS with a $700,000 supplemental surety bond. Additionally, a sinking fund was established in April 1994 wherein the greater of the net proceeds from the farmout acreage or $250,000 annually is being set aside until a total of approximately $2,300,000 has been accumulated to meet end of lease abandonment and site clearance obligations. The remaining useful life of the major Buccaneer Field facilities is estimated to be in excess of ten years.

In 1993, Ivory entered into a "turnkey" agreement with a third party contractor to physically abandon certain wells and satellite platform facilities for which Ivory had previously determined had no further utility in future development of the Buccaneer Field. Work to abandon these facilities began in January 1994 and was completed in June 1994, at a cost of approximately $1,810,000. Vendor financing was provided under the agreement. Payments of approximately $412,000 will be due during the remainder of 1995 and $532,000 will be due in 1996.

In August 1994, Blue Dolphin Exploration Company, a division of Ivory, initiated a program to develop drillable oil and gas prospects offshore in the Gulf of Mexico for sale to industry. The program utilizes the latest technology in 3-D seismic processing. A 3-D seismic data acquisition agreement has been arranged whereby a minimum of $1,500,000 will be committed over a five year period to acquire 3-D seismic data. The Company has generated two prospects which are ready for sale, with work progressing on additional prospects. Prior to sale of the initial two prospects, the Company is attempting to attract program underwriting through which advance payments would be received by the Company to offset future prospect generation costs. The Company believes that individual sale of prospects, if underwriting is not currently obtained, will provide funding for a program of a more limited size. The Company does not intend to invest in the development of a significant prospect inventory at this time, but rather will limit its investment to prospects salable shortly after completion, to limit out of pocket costs associated with the program.

In March 1995, the Company completed acquisition of Petroport, L.C. Petroport, L.C. holds proprietary technology, represented by certain patents issued and/or pending, associated with the development and operation of an offshore deepwater crude oil and products port and storage facility. The form of the transaction was a merger of Petroport, L.C. into Petroport, Inc., a wholly owned subsidiary of the Company.

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

In general, the Company believes that it has or can obtain adequate capital resources and liquidity to continue to finance and otherwise meet its anticipated business requirements. However, if the Company's or its transportation system customers' oil and gas production were to substantially decline, or if prices for the Company's oil and gas production substantially decline or if purchases by Dow and the Company's other oil and gas transportation system customers are substantially curtailed, the Company's cash needs could impose significant additional financing requirements on the Company. Depending upon the timing and amounts of required payments, restrictions in certain of the Company's outstanding debt instruments, and other factors, the liquidity of the Company could be adversely affected, with the Company not being able to raise all of the funds needed. Even if it were able to finance such amounts, the financing could place severe restrictions on capital resources and business operations.

RESULTS OF OPERATIONS

Net income of $131,866 for the three months ended March 31, 1995, ("current period") represents a decrease of $727,096 or 85%, compared to net income of $858,962 reported for the corresponding period of the previous year ("previous period"). Previous period net income included an extraordinary gain from early retirement of debt of $616,695.

REVENUES:

Revenues for the current period decreased from those of the previous period by $231,443 or 14%.

Revenues from pipeline operations decreased by $19,192 or 2% during the current period. Gas transportation revenues decreased by $231,907 during the current period from the previous period, due primarily to production declines. The decrease in gas transportation revenues was substantially offset by an increase in oil transportation revenues of $212,715 resulting from new production volumes from an existing shipper. The additional volumes began in the third quarter of 1994.

Oil and gas sales and operating fees decreased in the current period from those of the previous period by $212,252. Gas sales decreased $204,009 due to a 54% decline in gas production and downtime associated with well repairs in March 1995.

COSTS AND EXPENSES:

Pipeline operating expenses for the current period increased by $42,165 from those of the previous period. The increase was due primarily to increases in contract labor costs and costs for general operating supplies.

Lease operating expenses for the current period increased by $48,429 from those of the previous period. The increase was also due primarily to increases in contract labor costs and costs for general operating supplies.

Repairs and maintenance costs for the current period decreased by $120,807. The decrease is primarily due to previous period non-recurring costs of approximately $160,000 associated with repairs to the Blue Dolphin Pipeline. Costs of approximately $40,000 were incurred in the current period for repairs to the Company's offshore production facilities.

Depletion, depreciation, and amortization expense for the current period decreased by $22,816 compared to the previous period. The decrease resulted from decreased depletion due to decreased gas sales in the current period.

Interest expense decreased $23,666 in the current period from the previous period due primarily to the early retirement of debt in the previous period.

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                        PART II.  OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company's definitive Proxy Statement, dated April 14, 1995, for the Annual Meeting of Stockholders is incorporated by reference herein.




ITEM 6.      EXHIBITS AND REPORT ON FORM 8-K

A) Exhibits  - None

B) Form 8-K  - Form 8-K dated March 23, 1995, relating to the acquisition of Petroport, L.C.

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              By:  BLUE DOLPHIN ENERGY COMPANY



Date:  May 12, 1995
                              Michael J. Jacobson
                              Michael J. Jacobson
                              President and Chief Executive Officer



                              G. Brian Lloyd
                              G. Brian Lloyd
                              Secretary and Treasurer