Form 10-Q
period 1995-06-30
BLUE DOLPHIN ENERGY CO
filed 1995-08-14
CIK 793306

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended:          JUNE 30, 1995

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

      34,957,118 shares $.01 par value outstanding at August 11, 1995






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


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                June 30,   December 31,
                                                  1995        1994
                                              ____________ ____________
                                               (Unaudited)
                ASSETS

Current Assets:
 Cash                                         $    525,123  $   434,157
 Trade accounts receivable                         769,512      774,362
 Inventory                                           7,210       17,350
 Prepaid expenses and other current assets         325,164      217,203
                                              ____________ _____________
                Total Current Assets             1,627,009    1,443,072

Property and equipment, at cost, using full
 cost method for oil and gas properties         21,503,080   21,643,280
  Accumulated depletion, depreciation
    and amortization                            (4,322,884)  (4,299,078)
                                              ____________ ____________
                                                17,180,196   17,344,202

Land                                             1,700,000    1,700,000

Other assets                                       520,118      272,064
                                              ____________ ____________

               Total Assets                   $ 21,027,323 $ 20,759,338
                                              ============ ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses        $    652,273 $    749,720
 Current portion of long-term debt               2,190,450    1,392,299
 Current portion of accrued abandonment costs      570,989      716,144
                                              ____________ ____________
              Total Current Liabilities          3,413,712    2,858,163


Long-Term Debt, less current portion             3,825,000    4,450,000

Accrued Abandonment Costs, less current portion  1,672,118    1,924,321

Dividends Payable on Preferred Stock             1,602,044    1,456,442

Cumulative Convertible Preferred Stock           1,456,048    1,456,048
Common Stock                                       349,405      343,791
Additional Paid in Capital                      13,465,161   13,210,354
Accumulated Deficit since January 1, 1990       (4,756,165)  (4,939,781)
                                              ____________  ___________

               Total Liabilities and
               Stockholders' Equity           $ 21,027,323 $ 20,759,338
                                              ============ ============



              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS - UNAUDITED


                                                     Three Months
                                                    Ended June 30,
                                              _________________________
                                                  1995         1994
                                              ____________ ____________
Revenue from operations:
 Pipeline operations                          $  1,229,277 $  1,354,113
 Oil and gas sales and operating fees              351,771      496,374
                                              ____________ ____________
      REVENUE FROM OPERATIONS                    1,581,048    1,850,487

Cost of operations:
 Pipeline operating expenses                       313,840      229,224
 Lease operating expenses                          178,418      208,788
 Repair and maintenance costs                       95,670       87,407
 Depletion, depreciation, and amortization         166,436      210,391
                                              ____________ ____________
      COST OF OPERATIONS                           754,364      735,810
                                              ____________ ____________
                                                   826,684    1,114,677
Other income (expense):
 General and administrative                       (362,459)    (399,994)
 Interest expense                                 (155,638)    (150,686)
 Interest and other income                           4,681          298
                                              ____________ ____________
      INCOME BEFORE INCOME TAXES                   313,268      564,295

      Provision for income taxes                  (115,916)    (219,087)
                                              ____________  ___________

NET INCOME                                         197,352      345,208

Dividend requirements on preferred stock            72,801       72,801
                                              ____________ ____________
Net income applicable to common stockholders  $    124,551 $    272,407
                                              ============ ============

Net income per common share                   $      0.003 $      0.006
                                              ============ ============

Weighted average number of common and common
 equivalent shares outstanding                  46,659,352   48,337,968
                                              ============ ============

Net income per common share (fully diluted)                $      0.005
                                                           ============
Weighted average number of common and common
 equivalent shares outstanding (fully diluted)               62,898,443
                                                           ============



               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS - UNAUDITED


                                                      Six Months
                                                    Ended June 30,
                                              ----------------------------
                                                   1995           1994
                                              -------------  -------------

Revenue from operations:
 Pipeline operations                          $   2,414,485  $   2,558,513
 Oil and gas sales and operating fees               645,166      1,002,020
                                              -------------  -------------
        REVENUE FROM OPERATIONS                   3,059,651      3,560,533

Cost of operations:
 Pipeline operating expenses                        595,804        469,023
 Lease operating expenses                           425,543        407,484
 Repair and maintenance costs                       176,641        289,185
 Depletion, depreciation, and amortization          319,058        385,829
                                              -------------  -------------
      COST OF OPERATIONS                          1,517,046      1,551,521
                                              -------------  -------------
                                                  1,542,605      2,009,012
Other income (expense):
 General and administrative                        (721,896)      (751,921)
 Interest expense                                  (301,855)      (320,568)
 Interest and other income                            8,461         36,095
                                              -------------  -------------

      INCOME BEFORE INCOME TAXES                    527,315        972,618

      Provision for income taxes                   (198,097)      (385,142)
                                              -------------  -------------

      INCOME BEFORE EXTRAORDINARY ITEM              329,218        587,476

Extraordinary item-gain from early
  retirement of debt, net of income taxes             ---          616,695
                                              -------------  -------------

NET INCOME                                          329,218      1,204,171

Dividend requirements on preferred stock            145,602        145,602
                                              -------------  -------------

Net income applicable to common stockholders  $     183,616  $   1,058,569
                                              =============  =============

Net income per common share, extraordinary item       ---    $       0.013
                                                             =============

Net income per common share                   $       0.004  $       0.022
                                              =============  =============

Weighted average number of common and common
  equivalent shares outstanding                  46,914,141     48,358,971
                                              =============  =============

Net income per common share (fully diluted)                  $       0.019
                                                             =============

Weighted average number of common and common
  equivalent shares outstanding (fully diluted)                 63,103,237
                                                             =============





               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                             Six Months
                                                           Ended June 30,
                                                    ---------------------------

                                                         1995          1994
                                                    -----------   -------------
OPERATING ACTIVITIES
 Net income                                         $   329,218   $   1,204,171
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Extraordinary gain-early retirement of debt,
            net of income taxes                           ---          (616,695)
     Depletion, depreciation and amortization           319,058         385,829
     Gain on sale of securities                           ---           (33,678)
     Unrealized appreciation on government bonds          ---            (4,680)
     Charge in lieu of taxes                            169,597         312,942
     Changes in operating assets and liabilities:
       (Increase) Decrease in trade accounts receivable   4,851         (13,017)
       (Increase) Decrease in prepaid expenses, crude
        inventory and other assets                      (97,821)          6,127
       (Decrease) in accounts payable and accrued
        expenses                                       (541,176)       (631,019)
                                                    -----------   -------------
                   NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                 183,727         609,980

INVESTING ACTIVITIES
 Purchases of property and equipment                    (75,155)       (567,038)
 Investment in other assets                            (217,084)          ---
 Proceeds from redemption of investments                  ---           305,688
 Exploration and development costs                       (1,280)        (89,784)
                                                    -----------   -------------
                      NET CASH (USED IN)
                      INVESTING ACTIVITIES             (293,519)       (351,134)

FINANCING ACTIVITIES
 Payments on borrowings                                (751,849)     (5,664,470)
 Proceeds from borrowings                               925,000       5,321,284
 Funds escrowed for future abandonment obligations      (63,217)        (87,657)
 Net proceeds from capital funding                       90,824          56,260
                                                    -----------   -------------

                      NET CASH PROVIDED BY (USED IN)
                      FINANCING ACTIVITIES              200,758        (374,583)
                                                    -----------   -------------
                     (INCREASE) DECREASE IN CASH         90,966        (115,737)
CASH AT BEGINNING OF YEAR                               434,157         650,933
                                                    -----------   -------------
CASH AT JUNE 30,                                    $   525,123   $     535,196
                                                    ===========   =============

SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid                                     $   301,289   $     657,000
                                                    ===========   =============

 Income taxes paid                                  $    37,600   $      69,450
                                                    ===========   =============


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

First half 1995 revenues declined 14% to $3,059,651 compared to revenues of $3,560,533 reported for the first half 1994. Excluding a $616,695 extraordinary gain recorded in the first half 1994, first half 1995 net income decreased $258,258 or 44% to $329,218 compared to net income of $587,476 in the first half 1994.

Both first half 1995 and 1994 included provisions for income taxes of $198,097 and $702,833 respectively, of which $169,597 and $630,633 are offset with increases to paid in capital, reflecting utilization of net operating loss carryforwards that were incurred prior to a quasi-reorganization recorded at December 31, 1989.

FINANCIAL CONDITION

Working capital and liquidity have been adversely affected by reduced Buccaneer Field production and lower gas prices received for Buccaneer Field gas sales. First half 1995 transportation revenues decreased slightly from first half 1994. Lower gas throughput was offset in part by increased oil and condensate throughput. Additionally, an increase in the current portion of long term debt has resulted in an increase in the working capital deficit.

Although no significant change is expected in the Company's oil and gas production activities in the short term, revenues from its pipeline operations business segment are expected to improve. During the first half 1995, an existing shipper drilled and completed two new oil wells. Production from the first well commenced in May 1995. However, production was shut-in during most of June and July while the offshore platform facilities were being modified to handle the increased oil production. The Company is planning to increase the capacity of its onshore oil and condensate facilities. Costs associated with the onshore capacity expansion are estimated to be $550,000, with completion of the modifications expected by mid-November 1995. The Company plans to fund the expansion with its reducing revolving credit facility and/or vendor financing.

At June 30, 1995, the Company's working capital deficit (current assets less current liabilities) increased by $371,612 to $1,786,703 compared with a working capital deficit of $1,415,091 at December 31, 1994.

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

The Company's 3-D seismic based offshore prospect generation program has resulted in generation of several prospects available for sale. Discussions with potential program participants and/or candidates for the purchase of individual prospects are ongoing. The Company does not intend to invest in the development of a significant prospect inventory, but rather will limit its investment to prospects salable shortly after completion, to limit out of pocket costs associated with the program.

In March 1995, the acquisition of Petroport, L.C. was completed. Petroport, L.C. holds proprietary technology, represented by certain patents issued and/or pending, associated with the development and operation of an offshore deepwater crude oil and products port and storage facility. The form of the transaction was a merger of Petroport, L.C. into Petroport, Inc., a wholly owned subsidiary of the Company.

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

The Petroport offshore terminal and storage facility will receive and store imported crude oil and refined products with deliveries into U.S. markets. Petroport will provide importers with a competitive and environmentally attractive alternative to the lightering of large tankers as well as low cost, long-term storage of crude oil and products. Cost of the facility is currently estimated at approximately $500 million, with operations expected to commence in 1999.

The Company is continuing to evaluate resources needed to meet current working capital and growth requirements. Combinations of utilization of the existing credit facility, vendor financings, asset monetization and additional investment in the Company will be sought to meet requirements and goals.

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

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1995, ("current period") represents a decrease of $874,953 or 73%, compared to net income of $1,204,171 reported for the corresponding period of the previous year ("previous period"). Previous period net income included an extraordinary gain from early retirement of debt of $616,695.


REVENUES:

Revenues for the current period decreased from those of the previous period by $500,882 or 14%.

Revenues from pipeline operations decreased by $144,028 or 6% during the current period. Gas transportation revenues decreased by $531,854 due primarily to production declines. However, the decrease in gas transportation revenues were substantially offset by an increase in oil transportation revenues of $388,702, resulting from an increase in throughput volumes from an existing shipper.

Oil and gas sales and operating fees decreased in the current period from those of the previous period by $356,854. Gas sales decreased $294,574 due to a 44% decline in Buccaneer Field gas production and a 12% decline in gas prices.

COSTS AND EXPENSES:

Pipeline operating expenses for the current period increased by $126,781 from those of the previous period. The increase was due primarily to incremental costs associated with the transportation and handling of increased oil throughput.

Repair and maintenance costs for the current period decreased by $112,544. The decrease was due primarily to non-recurring costs of approximately $160,000 associated with repairs to the Blue Dolphin Pipeline in the previous period, offset in part by non-recurring maintenance costs associated with the Company's offshore production facilities incurred in the current period.

Depletion, depreciation, and amortization expense for the current period decreased by $66,771 compared to the previous period. The decrease resulted from decreased depletion due to decreased gas sales in the current period.


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                      PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

A) Exhibits  - None

B) Form 8-K  - None


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              By:  BLUE DOLPHIN ENERGY COMPANY



Date:  August 11, 1995
                              Michael J. Jacobson
                              Michael J. Jacobson
                              President and Chief Executive Officer




                              G. Brian Lloyd
                              G. Brian Lloyd
                              Secretary and Treasurer