Form 10-Q
period 1995-09-30
BLUE DOLPHIN ENERGY CO
filed 1995-11-14
CIK 793306

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended:         SEPTEMBER 30, 1995

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ..................to...................


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

     35,214,738 shares $.01 par value outstanding at November 14, 1995


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


             BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30,    December 31,
                                                  1995             1994
                                              _____________   ______________
                                               (Unaudited)
                       ASSETS

Current Assets:
 Cash                                         $   3,969,803    $     434,157
 Trade accounts receivable                        1,451,295          774,362
 Crude oil inventory                                 21,650           17,350
 Prepaid expenses                                    48,961          113,754
                                              _____________    _____________
                Total Current Assets              5,491,709        1,339,623

Property and Equipment, at cost, using full
 cost method for oil and gas properties          21,920,122       21,746,729
 Accumulated depletion, depreciation
  and amortization                               (4,168,893)      (4,299,078)
                                              _____________    _____________
                                                 17,751,229       17,447,651

Land                                              1,133,333        1,700,000

Other Assets                                        842,867          272,064
                                              _____________    _____________

                Total Assets                  $  25,219,138    $  20,759,338
                                              =============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable and accrued expenses        $     871,145    $     643,754
 Oil and gas lease bonus payable                  1,438,848            ---
 Current portion of long-term debt                    ---          1,392,299
 Current portion of accrued abandonment costs       552,875          716,144
 Accrued interest payable                             ---             50,566
 Accrued income taxes payable                       453,598           55,400
                                              _____________    _____________
                Total Current Liabilities         3,316,466        2,858,163


Long-Term Debt, less current portion                 10,000        4,450,000

Accrued Abandonment Costs, less current portion   1,335,358        1,924,321

Deferred income taxes                               467,976            ---

Dividends Payable on Preferred Stock              1,674,845        1,456,442

Cumulative Convertible Preferred Stock            1,456,048        1,456,048
Common Stock                                        352,064          343,791
Additional Paid-in Capital                       14,311,635       13,210,354
Accumulated Earnings(Deficit) since
 January 1, 1990                                  2,294,746       (4,939,781)
                                              _____________    _____________

                Total Liabilities and
                Stockholders' Equity          $  25,219,138    $  20,759,338
                                              =============    =============


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                       Three Months
                                                    Ended September 30,
                                                  _______________________
                                                  1995               1994
                                               _____________   _____________


Revenue from operations:
 Pipeline operations (See Footnotes)           $     827,377   $   1,368,243
 Oil and gas sales and operating fees                327,013         427,619
                                               _____________   _____________
      REVENUE FROM OPERATIONS                      1,154,390       1,795,862

Cost of operations:
 Pipeline operating expenses (See Footnotes)         242,153         290,477
 Lease operating expenses                            225,385         190,649
 Repair and maintenance costs                        116,947         197,157
 Depletion, depreciation, and amortization           164,222         181,576
                                               _____________   _____________
           COST OF OPERATIONS                        748,707         859,859
                                               ____________    _____________
                                                     405,683         936,003
Other income (expense):
 General and administrative                         (328,111)       (369,302)
 Interest expense                                   (103,822)       (141,371)
 Gain on sale of assets                            8,809,114           ---
 Interest and other income                            28,650           1,319
                                               _____________   _____________

      INCOME BEFORE INCOME TAXES                   8,811,514         426,649

      Provision for income taxes                  (1,687,802)       (171,286)
                                               _____________   _____________

NET INCOME                                         7,123,712         255,363

Dividend requirements on preferred stock              72,801          72,801
                                               _____________   _____________

Net income applicable to common stockholders   $   7,050,911   $     182,562
                                               =============   =============

Net income per common share                    $       0.148   $       0.004
                                               =============   =============

Weighted average number of common shares and
 common share equivalents outstanding             47,762,793      47,665,617
                                               =============   =============

Net income per common share (fully diluted)    $       0.112
                                               =============

Weighted average number of common shares and
 dilutive common share equivalents outstanding    63,657,649
                                               =============



            BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                       Nine Months
                                                    Ended September 30,
                                                  ______________________
                                                  1995              1994
                                               _____________  _____________


Revenue from operations:
 Pipeline operations (See Footnotes)           $   3,241,862  $   3,926,756
 Oil and gas sales and operating fees                972,179      1,429,639
                                               _____________  _____________
        REVENUE FROM OPERATIONS                    4,214,041      5,356,395

Cost of operations:
 Pipeline operating expenses (See Footnotes)         837,957        759,500
 Lease operating expenses                            650,928        598,133
 Repair and maintenance costs                        293,588        486,342
 Depletion, depreciation, and amortization           483,280        567,405
                                               _____________  _____________
      COST OF OPERATIONS                           2,265,753      2,411,380
                                               _____________  _____________
                                                   1,948,288      2,945,015
Other income (expense):
 General and administrative                       (1,050,007)    (1,121,224)
 Interest expense                                   (405,677)      (461,939)
 Gain on sale of assets                            8,809,114          ---
 Interest and other income                            37,111         37,414
                                               _____________  _____________
      INCOME BEFORE INCOME TAXES                   9,338,829      1,399,266

      Provision for income taxes                  (1,885,899)      (556,428)
                                               _____________  _____________

      INCOME BEFORE EXTRAORDINARY ITEM             7,452,930        842,838

Extraordinary item-gain from early
  retirement of debt, net of income taxes              ---          616,695
                                                 ___________    ___________

NET INCOME                                         7,452,930      1,459,533

Dividend requirements on preferred stock             218,403        218,403

Net income applicable to common stockholders     $ 7,234,527    $ 1,241,130
                                                  ==========     ==========

Net income per common share, extraordinary item         ---     $     0.013
                                                                 ==========

Net income per common share                      $     0.153    $     0.026
                                                  ==========     ==========

Weighted average number of common shares and
 common share equivalents outstanding             47,198,495     48,129,073
                                                  ==========     ==========

Net income per common share (fully diluted)            0.119    $     0.023
                                                  ==========     ==========

Weighted average number of common shares and
 dilutive common share equivalents outstanding    62,400,983     62,812,076
                                                  ==========     ==========



               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                      Nine Months
                                                                   Ended September 30,
                                                               --------------------------
                                                               1995                  1994
                                                             --------              --------
OPERATING ACTIVITIES
 Net income                                                $ 7,452,930          $ 1,459,533
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion, depreciation and amortization                  483,280              567,405
     Extraordinary gain-early retirement of debt                 ---               (616,695)
     Gain on sale of assets                                 (8,809,114)               ---
     Gain on sale of securities                                  ---                (33,678)
     Unrealized appreciation on government bonds                 ---                 (4,680)
     Charge in lieu of taxes                                   992,573              449,128
     Deferred income tax expense                               467,976                ---
     Changes in operating assets and liabilities:
       (Increase) Decrease in trade accounts receivable       (676,933)              31,214
       Decrease in crude oil inventory and prepaid expenses      60,493              30,942
       Increase (Decrease) in accounts payable and accrued
           expenses                                              11,451            (754,133)
       Increase in oil and gas lease bonus payable            1,438,848               ---
                                                             ----------           ---------
                            NET CASH PROVIDED BY
                            OPERATING ACTIVITIES              1,421,504           1,129,036

INVESTING ACTIVITIES
 Oil and gas prospect generation costs                       (1,305,938)           (103,449)
 Purchases of property and equipment                           (183,660)           (976,517)
 Investment in other assets                                    (270,456)              ---
 Net proceeds from sale of assets                             9,940,051               ---
 Net proceeds from redemption of investments                      ---               305,688
 Exploration and development costs                               (1,773)            (90,578)
                                                             ----------           ---------
                            NET CASH PROVIDED BY (USED IN)
                            INVESTING ACTIVITIES              8,178,224            (864,856)

FINANCING ACTIVITIES
 Payments on borrowings                                      (6,757,299)         (5,930,667)
 Proceeds from borrowings                                       925,000           5,321,284
 Funds escrowed for future abandonment obligations             (348,764)           (168,378)
 Net proceeds from capital funding                              116,981              87,512
                                                             ----------           ---------
                            NET CASH (USED IN)
                            FINANCING ACTIVITIES             (6,064,082)           (690,249)
                                                             ----------           ---------
                            INCREASE (DECREASE) IN CASH       3,535,646            (426,069)
CASH AT BEGINNING OF YEAR                                       434,157             650,933
                                                             ----------           ---------

CASH AT SEPTEMBER 30,                                       $ 3,969,803         $   224,864
                                                             ==========          ==========
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid                                             $   405,677         $   783,000
                                                             ==========          ==========

  Income taxes paid                                         $    37,572         $    78,450
                                                             ==========          ==========


           BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
     FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED
                        SEPTEMBER 30, 1995


SALE OF ASSETS

Effective August 1, 1995, the Company sold a one-third interest in its' Blue Dolphin Pipeline System and Freeport, Texas, acreage, for $10,000,000 cash. The Blue Dolphin Pipeline System (the "Blue Dolphin Pipeline System") consists of the Blue Dolphin pipeline, the Buccaneer pipeline and barge loading terminal, and onshore receiving, separation, dehydration, and general processing facilities (the "Shore Facilities"). The Freeport, Texas, acreage consists of 360 acres upon which are located the Shore Facilities and associated pipeline rights-of-way and easements.

The Company recorded federal and state tax expense at statutory rates and reduced its deferred tax valuation allowance on the gain recognized from the sale of assets as noted above. Due to the utilization of net operating loss carryforwards, management believes that the deferred income tax assets more likely than not will be realized. Accordingly, income tax expense was reduced by the tax benefit from the decrease in the deferred income tax asset valuation allowance attributable to post quasi-reorganization net operating loss carryforwards of $1,444,964. The deferred tax asset valuation allowance attributable to pre-quasi-reorganization net operating loss carryforwards of $827,039 was credited to additional paid-in-capital.

EARNINGS PER COMMON SHARE

Fully diluted earnings per share have not been presented for the three months ended September 30, 1994, because conversion of the preferred stock was antidilutive.

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

As previously reported, the Company sold a one-third interest in its' Blue Dolphin Pipeline System for $10,000,000, in an all cash transaction. The sale was effective August 1, 1995.

Sale of the minority interest in the Blue Dolphin Pipeline System represents the successful partial monetization of assets sought to provide resources to meet planned operating and growth requirements.

Proceeds from the sale have been and/or will be used for funding diversification and acquisition opportunities, debt retirement and for general corporate purposes.

The transaction resulted in approximately $8,800,000 of other income before taxes, reported as a gain on sale of assets, in the third quarter 1995. Coincident with closing the transaction on August 31, 1995, the Company retired its' senior debt totaling approximately $5,600,000.

For the nine months ended September 30, 1995, net income increased $5,993,397 or 411% to $7,452,930, compared to net income of $1,459,533 for the nine months ended September 30, 1994. Results for the nine months ended September 30, 1995, included a provision for income taxes of $1,885,899 of which, $992,573 was offset with an increase to paid-in capital reflecting utilization of net operating loss carryforwards that were incurred prior to a quasi-reorganization recorded at December 31, 1989, with $467,976 recorded as a deferred tax liability.

FINANCIAL CONDITION

At September 30, 1995, the Company's working capital (current assets less current liabilities) increased by $3,693,783 to $2,175,243 as compared with a working capital deficit of $1,518,540 at December 31, 1994. The increase in working capital is due to the receipt of the proceeds from the sale of the one-third interest in the Blue Dolphin Pipeline System in August 1995.

Upon receipt of the sale proceeds the Company paid down the borrowings under its $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. to $10,000. The borrowing base and reducing amount are currently being redetermined. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios.

Although no significant change is expected in the Company's oil and gas production activities in the short term, revenues from its pipeline operations business segment are expected to improve. During 1995, an existing shipper drilled and completed three new oil wells. Production from the first well commenced in May 1995. However, production was shut-in during most of June and July while the producer's offshore platform facilities were being modified to handle the increased oil production. Production from the second and third wells has commenced, but is being limited until the Company completes expansion of its onshore liquids handling facilities. Existing onshore liquids handling capacity restricts receipt of additional liquids throughput. The Company is currently increasing the capacity of its onshore oil and condensate handling facilities at an estimated cost of $570,000, with completion expected by late-November 1995. Additionally, production from a new shipper transporting both gas and oil commenced in October 1995.

The Company's 3-D seismic based offshore oil and gas prospect generation program has identified oil and gas prospects on four offshore federal lease blocks in the High Island Area of the Gulf of Mexico. The Company participated in the Minerals Management Service September 13, 1995, Western Gulf of Mexico lease sale to acquire the necessary acreage for further development of the prospects for sale to industry. To date, the Company has been awarded two of the lease blocks with award of the remaining two lease blocks expected by mid-December 1995. Acquisition cost for the four leases totals approximately $4,000,000. A 25% interest in the four blocks has been sold to a third party participant. The participant has provided funding for an additional 25% of the lease acquisition costs, with such funding to be recovered by the participant from proceeds from sale of the remaining interest. The Company is currently pursuing the sale of the remaining interest in each prospect to other third party participants. In addition to recovering its out of pocket costs to develop the prospects, the Company will retain a reversionary interest in each prospect.

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

In general, the Company believes that it has or can obtain adequate capital resources and liquidity to continue to meet its anticipated business requirements.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1995, ("current period") represents an increase of $5,993,397 or 411%, compared to net income of $1,459,533 reported for the corresponding period of the previous year ("previous period"). The increase in current period net income is due to the gain on the sale of the one-third interest in the Blue Dolphin Pipeline System. The previous period net income included an extraordinary gain from early retirement of debt of $616,695.

REVENUES:

Revenues for the current period decreased by $1,142,354 or 21% to $4,214,041 compared to revenues of $5,356,395 reported for the previous period.

Revenues from pipeline operations decreased by $684,894 or 17% during the current period. Gas transportation revenues decreased by $922,438 due primarily to a 30% reduction in gas transportation volumes which resulted in a $768,438 reduction in revenues and the sale of the one-third interest in the Blue Dolphin Pipeline System effective August 1, 1995, which resulted in a $154,000 reduction in revenues. The decreased gas transportation revenues were partially offset by an increase in revenues from transportation of oil and condensate of $218,691, which resulted from an increase in throughput volumes from an existing shipper.

Oil and gas sales and operating fees decreased in the current period from those of the previous period by $457,460. Gas sales decreased $360,000 due to a 37% decline in Buccaneer Field gas production and a 12 1/2% decline in gas prices. Operating fees declined $79,000 due to termination of production activities by a producer for whom the Company provided contract operation and maintenance services.

COSTS AND EXPENSES:

Pipeline operating expenses for the current period increased by $78,457 from those of the previous period. The increase was due primarily to incremental costs associated with the transportation and handling of increased oil throughput. The increase in pipeline operating expenses was partially offset by the sale of the one-third interest in the Blue Dolphin Pipeline System effective August 1, 1995.

Lease operating expenses increased $52,795 in the current period from those of the previous period. The increase is due to increased labor and supply costs of $79,000, partially offset by a decrease in insurance and contract transportation costs of $35,000.

Repair and maintenance costs for the current period decreased by $192,754. The previous period included non-recurring costs of $160,000 associated with repairs to the Blue Dolphin pipeline, $106,000 for required five year subsea inspection of the Buccaneer Field production and quarters platforms, and $43,000 for general repairs to a Buccaneer Field production platform. The current period included non-recurring costs of $37,000 for repairs to an onshore Blue Dolphin Pipeline System oil storage tank, $43,000 for downhole well repairs and $31,000 for repairs to a Buccaneer Field production platform.

Depletion, depreciation, and amortization expense for the current period decreased by $84,126 compared to the previous period. The decrease resulted from a reduction in depletion of approximately $80,000 due to a decline in gas sales in the current period and an approximately $12,000 decrease in depreciation resulting from the sale of the one-third interest in the Blue Dolphin Pipeline System in August 1995.

General and administrative expenses decreased $71,215 in the current period. This decrease is primarily due to legal expenses incurred in the prior period of approximately $55,000 associated with the Company's participation in hearings related to competing interstate pipeline system rate restructurings under FERC Order No. 636.

Interest expense decreased in the current period by $56,263 as a result of the Company retiring substantially all of its outstanding debt on August 31, 1995, upon consummation of the sale of the minority interest in the Blue Dolphin Pipeline System.


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

A) Exhibits              -  None

B) Report on Form 8-K/A  -  Form 8-K/A dated August 31, 1995, relating to the sale of a one-third interest in the Blue Dolphin Pipeline System


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              By:   BLUE DOLPHIN ENERGY COMPANY



Date:  November 14, 1995
                              Michael J. Jacobson
                              Michael J. Jacobson
                              President and Chief Executive Officer




                              G. Brian Lloyd
                              G. Brian Lloyd
                              Secretary and Treasurer