Form 10-K405
period 1995-12-31
BLUE DOLPHIN ENERGY CO
filed 1996-03-29
CIK 793306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-K



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

             For the fiscal year ended December 31, 1995

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

       The aggregate market value (estimated solely for purposes of this calculation) of the voting stock held by non-affiliates of the registrant as of March 19, 1996, was approximately $6,806,000.

       As of March 19, 1996, there were outstanding 35,324,739 shares of Common Stock, par value $.01 per share, of the registrant.


                  DOCUMENTS INCORPORATED BY REFERENCE

       The registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders of the registrant (Sections entitled "Ownership of Securities of the Company", "Election of Directors", "Executive Compensation" and "Transactions With Related Persons"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference in Part III of the report.

                                 PART I

Item 1.    Business

                              THE COMPANY

   Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin" or the "Company") is engaged in the exploration, acquisition, development and operation of oil and gas properties, oil and gas transportation, processing and marketing, and the development of offshore terminaling and storage for imported crude oil and refined products. It's primary business activities are located offshore in the Gulf of Mexico and along the Texas Gulf Coast. The Company was incorporated in 1986 as the result of the corporate combination of ZIM Energy Corporation ("ZIM"), a Texas corporation founded in 1983, and Petra Resources, Inc., an Oklahoma corporation formed in 1980 ("Petra"). The Company succeeded to the business, properties and assets of ZIM and Petra. In June 1987, the Company changed its name from ZIM Energy Corp. to Mustang Resources Corp. In January 1990, the Company's name was changed to Blue Dolphin Energy Company.

   The Company's principal assets are owned and operations conducted by its subsidiaries Blue Dolphin Exploration Company, a Delaware corporation f/k/a Ivory Production Co., Mission Energy, Inc., a Delaware corporation d/b/a MEI Mission Energy, Inc., Blue Dolphin Pipe Line Company, a Delaware corporation, Buccaneer Pipe Line Co., a Texas corporation, Blue Dolphin Services Co., a Texas corporation, and Petroport, Inc., a Delaware corporation. The Company is a holding company that conducts substantially all of its operations through its subsidiaries.


   The principal executive office of the Company is located at Eleven Greenway Plaza, Suite 1606, Houston, Texas, 77046, telephone number
(713) 621-3993. A shore base facility is maintained in Freeport, Texas serving Gulf of Mexico operations. The Company has 14 full-time employees. The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the trading symbol "BDCO". In 1995, the Company established a home page on the world wide web. The Company's home page address is http://www.blue-dolphin.com.

                         FINANCING ACTIVITIES

   In December 1991, the Company restructured certain of its outstanding debt, and arranged for a credit facility from A/S Investa ("Investa"), a principal shareholder of the Company. Investa purchased the Company's senior debt of approximately $1,650,000 from First Interstate Bank of Texas ("Senior Debt"). The Senior Debt agreement was amended with principal and interest payments deferred. The credit facility provided for a draw down line of credit in the amount of $1,500,000 (the "Credit Facility"). The Company fully drew down the Credit Facility in 1992. Additionally, $788,000 principal amount of short-term notes from certain affiliates arranged during 1991, were exchanged for $788,000 principal amount of Non-negotiable Long-Term Convertible Notes ("Long-Term Notes").

   From October 1992 through November 1993, the Company purchased and retired $2,000,000 principal amount of its 7 1/2% Convertible
Subordinated Notes, Series A, due 2001 ("Series A Notes") for
$1,139,000. The Series A Notes were secured by U.S. Treasury securities which were released to the Company and sold for approximately
$1,165,000.

   In March 1993, payment terms of a note payable incurred to acquire 360 acres of land in Freeport, Texas, upon which the Company's shore facilities are located (the "Land Note") were renegotiated. Under the Land Note as originally issued, a final lump sum payment of approximately $1,000,000 was due and payable in January 1993. Under the restructured note, the principal balance was retired through monthly payments of principal and interest during the period March 1, 1993 through March 1, 1994.

   In April 1993, Investa sold to various purchasers all of its holdings in the Company. The Company participated in the purchase and received 208,942 shares of Common Stock; 439,525 shares of Preferred Stock, along with cumulative unpaid dividends of $28,672; $69,799 of the Senior Debt, $61,905 of debt under the Credit Facility, and $12,381 of the Long-Term Notes. The above securities acquired by the Company were retired in April 1993.

   In May 1993, the Company rearranged and restructured the remaining outstanding debt of $3,347,191 which had been purchased from Investa by others. Payment terms of the Senior Debt were extended. The principal balances due under the Credit Facility and the Long-Term Notes, $1,438,095 and $287,691, respectively, were combined into the Credit Facility and accrued interest of $107,530 was eliminated. In addition, payment terms were extended and conversion rights were replaced with warrants. The conversion features of the Credit Facility and Long-Term Notes, wherein the debt holders had the right to convert the principal balances outstanding into Common Stock, at the rate of $0.05 per share (34,514,280 shares if fully converted) were replaced with detachable warrants to purchase 17,257,140 shares of Common Stock. The warrants are exercisable through April 30, 1996 at the rate of $.10 per share.

   In June 1993, the Company renegotiated the terms of a $150,000 Long-Term Note with an affiliate (Harris A. Kaffie), whereby, among other things, until September 30, 1993, the principal balance could be converted, at the lender's option, into Common Stock, at a rate of 13.3 shares for each $1.00 of principal balance outstanding. The original terms of the note provided for conversion at a rate of 20 shares of Common Stock for each $1.00 of principal outstanding. During September 1993, the entire $150,000 was converted into 2,000,000 shares of Common Stock. Also, in June 1993, holders of $219,000 principal amount of Long-Term Notes ($150,000 from Harris A. Kaffie and $69,000 from Columbus Petroleum, Ltd.) converted the notes into 4,380,000 shares of Common Stock.

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

   Upon consummation of the Loan Agreement, the Company purchased and retired its Senior Debt, outstanding debt under the Credit Facility, the Land Note, its remaining Long-Term Notes, and its 7 1/2% Convertible Subordinated Notes, Series B. Face amount of the above debt, totaling $6,350,729, inclusive of interest, was purchased for approximately $5,460,000.

   Also in the first quarter 1994, the remaining $500,000 of Series A Notes were purchased at a cost of $470,000. The Series A Notes were secured by U. S. Treasury securities which were released to the Company and sold for approximately $306,000.

   Effective August 1, 1995, the Company sold a one-third interest in its' Blue Dolphin Pipeline System and Freeport, Texas, acreage, for $10,000,000. The Blue Dolphin Pipeline System consists of the Blue Dolphin pipeline, the Buccaneer pipeline and barge loading terminal, and onshore receiving, separation, dehydration, and general processing facilities. The Freeport, Texas, acreage consists of 360 acres on which are located the Blue Dolphin Pipeline System shore facilities and pipeline rights-of-way and easements. Coincident with closing the transaction on August 31, 1995, the Company retired substantially all of its senior debt, totalling approximately $5,600,000.

                        BUSINESS AND PROPERTIES

   The Company conducts its operations in three primary business segments: (i) oil and gas exploration and production, (ii) pipeline operations, and (iii) development of offshore terminaling and storage for imported crude oil and refined products. The Company's oil and gas exploration and production activities include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties, including the marketing of production. The Company also develops for sale to third parties oil and gas exploration prospects in the Gulf of Mexico. The Company owns and operates through its subsidiaries, natural gas and oil pipeline gathering facilities.
See Note 11 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference for information relating to revenues, operating profit or loss and identifiable assets of the Company's business segments. In March 1995, the Company acquired exclusive rights to certain proprietary technology represented by patents, associated with the development and operation of a deepwater crude oil and products port and storage facility. Facility development activities and operations associated with this acquisition will be conducted by Petroport, Inc., a wholly owned subsidiary of the Company, and represents further diversification from the Company's traditional business activities. Petroport was formed in 1995.


OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

   The Company's oil and gas assets are held and operations conducted by Blue Dolphin Exploration Company ("BDEX"), a wholly owned subsidiary.

   The following is a description of the Company's major oil and gas exploration and production assets and activities:

   THE BUCCANEER FIELD. The Buccaneer Field is comprised of interests in parts of four blocks covering 14,660 acres located approximately 36 miles south of Freeport, Texas, offshore in United States territorial waters in the Gulf of Mexico. Operation of the field is conducted from two platforms located in waters averaging approximately 65 feet in depth.

   The Company owns a 100% working interest in the Buccaneer Field (81.33% net revenue interest), less and except 100% of the Operating Rights covering 4,230 acres as to certain depths, which are assigned to the Farmee pursuant to a Farmout Agreement entered into in 1993. The Company retains a 6.33% overriding royalty interest before payout in the Operating Rights assigned. See Note 10 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in
Item 8 and incorporated herein by reference. The Buccaneer Field leasehold interests represent 100% of the discounted present value of estimated future net revenues from Proved Reserves of the Company as of December 31, 1995. Production from the Buccaneer Field accounted for 100% of the total revenues from oil and gas sales of the Company for the years ended December 31, 1995, 1994 and 1993. See "Proved Oil and Gas Reserves", below.

   Buccaneer Field condensate and natural gas production are delivered to the Blue Dolphin Pipeline, which transports the production along with production of third parties to shore.

   Natural gas produced from the Buccaneer Field is sold under a gas purchase contract dated May 1, 1991, with an initial three year term with extensions thereafter. Currently, the contract has been extended through September 1996. From May 1994 through October 1994, the Company received a monthly price based on a floating industry index which averaged $1.87/MMBtu. From October 1995 through September 1996, a fixed monthly price of $1.70/MMBtu is in effect. Buccaneer Field gas sales represented 94% of the oil and gas sales revenues and 13% of the total revenues of the Company for the year ended December 31, 1995.

   Buccaneer Field condensate sales are based on spot market prices at the time of sale. Sale of condensate from the Buccaneer Field represented 6% of oil and gas sales revenues and 1% of total revenues of the Company for the year ended December 31, 1995.

   In August 1993, the U. S. Department of the Interior, Minerals Management Service ("MMS") informed BDEX that additional security would be required to provide for the estimated future abandonment obligations associated with the Buccaneer Field. In February 1994, agreement was reached with the MMS as to the amount and form of such additional security. BDEX provided the MMS a supplemental surety bond in the amount of $700,000. The bond is being funded over approximately a six year period which began February 1994, through escrowing with the surety of $10,000 per month. Additionally, a sinking fund has been established wherein the greater of the net proceeds from the Buccaneer Field Farmout acreage or $250,000 annually will be set aside until a total of approximately $2,400,000 has been accumulated to meet end of lease abandonment and site clearance obligations. The Company estimates the remaining life of its major Buccaneer Field facilities to be in excess of ten years.

   In January 1994, the Company began plugging and abandoning certain wells and satellite platform facilities for which there was no further utility in future Buccaneer Field development. Work to abandon the facilities was completed in June 1994, at a cost of approximately $1,990,000. Vendor financing was arranged. Remaining payments of approximately $547,943 are payable during 1996.

   In addition to conducting traditional oil and gas production operations for itself, the Company operates and maintains oil and gas production facilities for third parties who also utilize the Blue
Dolphin Pipeline System for transportation of their production.
Currently, such contract operation and maintenance services are provided to two third party producer/shippers. During 1995, revenues attributable to provision of contract operation and maintenance services, and transportation and processing services for these customers, represented 24% of the Company's total revenues.

   In addition to realizing revenues attributable to the sale of Buccaneer Field gas and condensate production, the Company also receives economic benefits from the marketing of certain third party gas transported through the Blue Dolphin Pipeline.

   OFFSHORE OIL AND GAS EXPLORATION PROSPECT GENERATION ACTIVITIES. In August 1994, BDEX initiated a program to develop oil and gas exploration prospects in the Gulf of Mexico for sale to third parties. The program utilizes the latest technology in 3-D seismic processing. A 3-D seismic data acquisition and licensing agreement was arranged whereby a minimum of $1,500,000 has been committed over a five year period ending July 31, 1999, to acquire 3-D seismic data. In addition to recovering prospect development costs, BDEX will retain a reversionary working interest in each prospect sold. Initially, four lease blocks in the High Island Area of the Western Gulf of Mexico have been identified as prospective for oil and gas. At the September 13, 1995, Western Gulf of Mexico Federal lease sale conducted by the MMS, BDEX bid on and was subsequently awarded the four lease blocks for further development and sale. The cost to BDEX was approximately $2,000,000. A twenty-five percent interest in all four lease blocks has been sold to a third party participant. Commitments to purchase the remaining 75% interest in one of the lease blocks has been received. Currently, BDEX is aggressively attempting to sell the remaining 75% interest in the three other lease blocks.

   Concurrent with this sales effort, BDEX is seeking to attract participants for funding the ongoing prospect generation program.

   The oil and gas exploration prospect generation program was initiated to take advantage of several favorable factors including: increased industry activity offshore in the Gulf of Mexico; availability of 3-D seismic data; availability of experienced, qualified personnel; and the available market for high quality, high potential, 3-D seismic based offshore oil and gas prospects.

   PROVED OIL AND GAS RESERVES. Estimates of proved reserves, future net revenues, and discounted present value of future net revenues to the net interest of the Company have been prepared as of December 31, 1995, by Gerald W. DuPont Enterprises, Inc., independent petroleum engineers.

   The following table summarizes the estimates of Proved Reserves, Proved Developed Reserves (as hereinafter defined), future net revenues and the discounted present value of future net revenues from Proved Reserves before income taxes to the net interest of the Company in oil and gas properties as of December 31, 1995, using the SEC Method (defined below).

                      PROVED RESERVES INFORMATION
                        As of December 31, 1995

                            Net Oil   Net Gas      Future    Discounted Future
                            Reserves  Reserves  Net Revenues  Net Revenues(3)
BUCCANEER FIELD:              (MB)     (MMCF)      ($000)         ($000)


Proved Reserves (1)              202     33,097    $39,192      $18,858
                            ========   ========   ========     ========


Proved Developed                 126     19,973    $27,473      $14,060
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

   The reserves and future net revenues presented in the evaluations summarized above reflect capital expenditures totalling $275,000, $2,250,000, 2,275,000 and $2,000,000 in the years ending December 31,
1997, 1998, 1999, and 2000, respectively. Management will continue to evaluate its capital expenditure program based on, among other things, demand and prices obtainable for the Company's production. The availability of capital resources may affect the Company's timing for further development of the Buccaneer Field, and there can be no assurance that the timing of the development of such reserves will be as currently planned.

   The discounted present value of estimated future net revenues attributable to Proved Reserves has been prepared in accordance with the SEC Method after deduction of royalties and other third-party interests, lease operating expenses, and estimated production, development, workover and recompletion costs, but before deduction of income taxes, general and administrative costs, debt service and depletion and amortization. Estimated future net revenues are based on prices of oil and gas in effect as of the date of the evaluation without escalation except to the extent contractually committed. Lease operating expenses, and production and development costs, were estimated based on such costs in effect at the end of the year, assuming the continuation of existing economic conditions and without adjustment for inflation or other factors. The present value of estimated future net revenues is computed by discounting future net revenues at a rate of 10% per annum. Revenues from wells not currently producing are included at the time they are expected to be placed into production based upon estimates of future development; workover and recompletion costs are included at the time they are expected to be incurred. Of the Company's total Proved Developed Reserves, 8% of its estimated gas reserves and 12% of its estimated oil reserves were being produced at December 31, 1995.

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

   PRODUCTIVE WELLS AND ACREAGE. The following table sets forth the Company's interest in productive wells and developed and undeveloped acreage as of December 31, 1995.

                        ACREAGE AND WELLS

                    Productive Wells (1)        Developed      Undeveloped
                    Gross          Net           Acres (1)       Acres (1)
                  Oil    Gas    Oil    Gas   Gross       Net   Gross     Net

Buccaneer Field     0      2      0    1.1    8730      8730    5930    5930

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

   PRODUCTION, PRICE AND COST DATA. The following table sets forth the approximate production volumes and revenues, average sales prices and costs (after deduction of royalties and interests of others) with respect to crude oil, condensate, and natural gas attributable to the interest of the Company for each of the periods indicated:

                  NET PRODUCTION, PRICE AND COST DATA

                                   Year Ended December 31,
                                    1995          1994         1993
                                  --------      --------     --------
Gas:
   Production (Mcf)                326,388       490,587      554,346
   Revenue                        $645,727    $1,073,324   $1,302,514
   Average Mcf Per Day               894.2       1,344.1      1,518.8
   Average Sales Price
     per Mcf                         $1.98         $2.19        $2.35

Oil:
   Production (Bbls)                 2,327         3,791        3,666
   Revenue (1)                     $38,934       $58,312      $62,566
   Average Bbls
     per Day                           6.4          10.4         10.0
   Average Sales Price
     per BBL                        $16.73        $15.38       $17.07


Production Costs:

   Per Equivalent Mcf (2):           $2.76         $1.93        $1.11


(1) Recognition of Buccaneer Field oil revenue is based upon production.

(2) Production costs, exclusive of workover costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.

   The Company sells its condensate production at market prices at the time of sale, and its natural gas production under a multi-month contract. Gas sales accounted for 94% of oil and gas sales and 13% of the total revenues of the Company in the year ended December 31, 1995. Condensate sales accounted for approximately 6% of total oil and gas sales during the year ended December 31, 1995.

   DRILLING ACTIVITY. There was no drilling activity during 1995. There was one Farmout well drilled in 1994 which was dry, and one Farmout well drilled in 1993, with production commencing in 1994. See
Note 10 to the Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

   The Company maintains a professional staff capable of supervising and coordinating the operation and administration of its oil and gas properties and other assets. From time to time, major maintenance and engineering design and construction projects are contracted to third-party engineering and service companies.


PIPELINE OPERATIONS AND ACTIVITIES

   The Company's pipeline assets are held and operations conducted by Blue Dolphin Pipe Line Company ("BDPC"), MEI Mission Energy, Inc., and Buccaneer Pipe Line Co., all wholly owned subsidiaries.

   Pipeline assets consist of a 67% undivided interest in the Blue Dolphin Pipeline System, including the Blue Dolphin Pipeline, Buccaneer Pipeline, onshore facilities for oil and gas separation and dehydration, 70,000 BBLS of crude oil and condensate tank storage, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and on which are located the pipeline system shore facilities, pipeline easements and rights-of-way..

   The Company is engaged in both natural gas and oil pipeline operations offshore in the Gulf of Mexico and onshore Texas. The Blue Dolphin Pipeline System gathers and transports gas, crude oil and condensate from the Buccaneer Field and other offshore fields in the market area to shore facilities located in Freeport, Texas. After processing, the gas is transported to an end user and a major intrastate pipeline system with further tie-ins to other intrastate and interstate pipeline systems and end-users. The Buccaneer Pipeline, an 8" oil and condensate pipeline, transports oil and condensate from the shore facility to the Company's barge loading terminal on the Intracoastal Waterway near Freeport, Texas.

   The Blue Dolphin Pipeline consists of two separate segments. The offshore segment is comprised of approximately 36 miles of twenty inch pipeline from the Buccaneer Field platforms to shore and 4 miles to the shore facility at Freeport, Texas. The onshore segment consists of approximately 2.0 miles of 16-inch pipeline from the shore facility to a sales point at a Freeport, Texas chemical plants' complex and intrastate pipeline system tie-in.

   Various fees are charged to producer/shippers for provision of transportation and shore facility services. Blue Dolphin Pipeline System throughput averaged approximately 41% of capacity during 1995. Current capacity of the system is approximately 160 MMcf per day of gas and 7,000 Bbls per day of oil and condensate. Ninety eight percent of gas volumes transported and 99% of oil and condensate volumes transported are attributable to production from third party producer/shippers. See Note 11 to the Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

   Prior to February 5, 1992, BDPC was classified as a "natural gas company" pursuant to the Natural Gas Act of 1938 ("NGA") and the Blue Dolphin Pipeline was classified as an "interstate pipeline" pursuant to the Natural Gas Policy Act of 1978 ("NGPA"). On February 5, 1992, by Declaratory Order, the Federal Energy Regulatory Commission ("FERC") ruled that BDPC's facilities, including the Blue Dolphin Pipeline, were gathering facilities, and no longer subject to FERC rate jurisdiction. The ruling allows the Company to set transportation rates for the Blue Dolphin Pipeline that are responsive to market conditions and reflective of the value of the service provided. The Company also has the flexibility to expand the system, with the ability to earn additional fees associated with the added service without the necessity of petitioning FERC through a rate case proceeding.

   The economic return to the Company on its pipeline system investment is solely dependent upon the amounts of gas and oil gathered and transported through the Blue Dolphin Pipeline.

   The Company aggressively markets pipeline system gathering and transportation services to prospective third party producer/shippers in the vicinity of the Blue Dolphin Pipeline. Future utilization of the pipelines and related facilities will depend upon the success of drilling programs in the Blue Dolphin Pipeline corridor, attraction to the system, and execution of contracts with producer/shippers to gather and transport their oil and gas production through the Company's pipeline system.


DEVELOPMENT OF DEEPWATER PORT AND OFFSHORE STORAGE FACILITY

   The Company's investment in and development of an offshore deepwater crude oil import terminal and storage facility is conducted by Petroport, Inc., a wholly owned subsidiary.

   In March 1995, the Company acquired Petroport, L.C. The form of the transaction was a merger of Petroport, L.C. into Petroport, Inc. ("Petroport"). Petroport holds proprietary technology, represented by certain patents issued and or pending, associated with the development and operation of an offshore deepwater crude oil and products port and storage facility. The Petroport offshore terminal and storage facility will receive and store imported crude oil and refined products with deliveries into U.S. markets. The primary Petroport facility is planned for the Western Gulf of Mexico about 40 miles southwest of Freeport, off the Texas coast in waters depth of approximately 120 feet deep. The design concept of the facility, which is unique to Petroport, incorporates salt dome cavern storage offshore directly under the terminal platforms and the delivery vessel, thereby reducing construction costs and vessel turnaround time. Petroport will provide importers with a competitive and environmentally attractive alternative to the lightering of large tankers as well as low cost, long-term storage of crude oil and products.

   Ownership, construction and operation of the Petroport facility must conform to the requirements of a number of Federal, State and local laws and regulations. While many regulations are generic in nature, specific laws apply to deepwater port facilities such as the planned Petroport facility. Among other requirements, the Petroport facility must be issued a license by the Department of Transportation in accordance with the Deepwater Port Act of 1974.

   The Company has focused its efforts on pre-licensing activities and certain regulatory issues associated with the Oil Pollution Act of 1990, specifically addressing deepwater ports. See "Competition, Markets and Regulation - Governmental Regulations" below.

   Major pre-licensing activities include: development of support for the project from both Federal and State agencies that have jurisdiction over or impact deepwater port construction and operation; facility commercial profile development; development of the engineering design and (+ 10%) capital and operating cost estimates; development of (+ 10%) estimate of the cost of obtaining the necessary license and permits; and development of a financing strategy.

   The Company has identified two favorable offshore sites for location of the primary facility. The Petroport deepwater port license application is expected to be submitted in 1997, with operations expected to commence in the year 2000.



                COMPETITION, MARKETS AND REGULATION

Competition

   The oil and gas industry is highly competitive in all phases. Competition is particularly intense with respect to the acquisition of desirable producing properties and the marketing of oil and gas production. There is also competition for the acquisition of oil and gas leases suitable for exploration and for the hiring of experienced personnel to manage and operate the Company's assets. Alternative transportation options exist for potential customers of the Company's traditional gas and oil gathering and transportation business as well as for importers of crude oil for whom the Company's proposed Petroport facility would serve. Competition also exists with other industries in supplying the energy and fuel needs of consumers.

   The competitors of the Company in the acquisition, exploration and development of oil and gas properties and in the production, transportation and marketing of oil, gas and other hydrocarbons include the major oil companies and large pipeline companies in addition to numerous independent oil and gas companies and pipelines, individual proprietors, and income and drilling programs. Many of these competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company, which may allow them to pay greater amounts for desirable properties, to define, evaluate, bid for and purchase a greater number of potential properties, to obtain equipment, services and other resources necessary to operate producing properties and facilities at prices more favorable than the Company, and to market production at higher prices and on better terms than the Company. The ability of the Company to replace and add reserves, and generate revenues in the future will be dependent on the Company's ability to select, acquire and develop suitable properties and market production and pipeline capacity in competition with these companies and individuals.

   In addition to competition in oil and natural gas exploration and production activities, there is intense competition in the marketing and transportation of oil and natural gas. Because the revenues from the Company's production, transportation and other services are dependent upon the ability of the Company and other oil and gas producers to locate and maintain markets for oil and gas production, the marketing of oil and gas by the Company and by other producers or marketers transporting gas through the Blue Dolphin Pipeline System is of great importance to the Company. In general, gas sellers have numerous competitors, including marketing affiliates of interstate pipelines, the major integrated oil companies, gas producers and pipelines, and local and national gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Notwithstanding Order No. 636 (discussed below) the Company believes that some of the marketing affiliates of interstate pipelines may enjoy competitive advantages over independent gas marketers, including the Company. Certain competitors, such as the major producers, have capital resources many times greater than the Company and control substantially greater supplies of gas. Local utilities and distributors of gas are, in some cases, engaged directly and through affiliates in marketing activities that may compete with those of the Company and other producers transporting gas through the Blue Dolphin Pipeline.


Markets

   The availability of a ready market for natural gas and oil, and the prices of such natural gas and oil, depend upon a number of factors which are beyond the control of the Company. These include, among other things, the level of domestic production, the availability of imported oil and gas, actions taken by foreign oil and gas producing nations, the availability of pipelines with adequate capacity, the availability of vessels for lightering and transshipment and other means of transportation and facilities, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, gas and refined products, and the extent of governmental regulation and taxation (under both present and future legislation) of the production, importation, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and alternative fuels.

   Accordingly, in view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the natural gas and oil obtained or transportation, terminaling, and storage services, for which the Company does now or may provide in the future.

   Notwithstanding recent increases in natural gas and crude oil prices, the prices of crude oil, natural gas, and refined petroleum products, generally, have declined significantly in the past ten years as a result of an oversupply of a number of fuels, including certain petroleum products such as natural gas, gasoline and fuel oils, relative to the demand for such products. The spot market price for certain grades of crude oil has declined from a high price of approximately $40 per Bbl in 1981 to an average of approximately $16.50 per Bbl in 1995, discounting volatile market fluctuations.


Governmental Regulation

   The production, processing, marketing and transportation of oil and natural gas and planned terminaling and storage of imported crude oil by the Company are subject to federal, state and local regulations which can have a significant impact upon the Company's overall operations.

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

   In April 1992, FERC issued Order No. 636, which calls for the unbundling of pipelines' merchant and transportation functions. The goal of Order No. 636, as amended by Order Nos. 636-A and 636-B, is to enhance competition in the industry through maximum efficient, flexible use of the national grid. Among other things, Order No. 636 (i) required interstate pipelines to provide transportation and storage services to all customers (including third-party gas sellers) on a comparable basis, (ii) required interstate pipelines to design their rates using a straight-fixed-variable methodology, under which all of the pipeline's fixed costs are allocated to the pipeline's reservation charges, and (iii) provided several mechanisms by which unused interstate pipeline transportation capacity can be reallocated in the marketplace. Although the pipelines have gone through Order No. 636 restructuring, the specific details of each interstate pipeline's restructuring are continuing to evolve through subsequent cases.

   While FERC restructuring of the gas industry has not directly affected the Company's activities, it may have an indirect effect because of its broad scope. In particular, gas consumers, producers, certain interstate pipelines and independent gathering companies such as BDPC have expressed concern to FERC in various forums that "straight-fixed-variable to the wellhead" rate design (which results in effectively zero-rate interstate pipeline fees for production area transportation due to subsidies paid by market-area customers) is in fact an anticompetitive "tying". BDPC was among the parties objecting to institution of this rate design in a pending FERC rate case of Transcontinental Gas Pipe Line Corporation ("Transco"), a large interstate pipeline whose offshore laterals straddle BDPC. The presiding administrative law judge in this case ruled that the proposed rate design would be anticompetitive, and the matter is now pending before the full commission.

   Additionally, in early 1995, The Williams Companies, whose Williams Gas Marketing subsidiary made essentially the same arguments as BDPC to oppose Transco's rate design proposal as grossly anticompetitive,
acquired Transco.   In February 1996, Transco proposed to FERC to "spin
down" the facilities near BDPC, by having them declared unregulated and transferring them to a Williams Companies subsidiary. It is unclear how Transco under its new management will proceed. Thus it is not only infeasible to predict whether Transco will be able to employ an anticompetitive rate design, it is also infeasible to predict what impact Transco's proposals would have on BDPC. It is possible, however, that if Transco is able to institute the proposed rate design, BDPC may experience difficulty in competing to attract new production to its' pipeline system in the future. In addition, Order No. 636, whose appeal is pending in court, will bring a degree of confusion and uncertainty to interstate natural gas sales and transportation for an unknown period of time.

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

   DECERTIFICATION OF BLUE DOLPHIN PIPELINE. On February 5, 1992, the FERC issued a Declaratory Order granting BDPC's petition for a finding that the pipeline and facilities are exempt from further FERC jurisdiction under the NGA by virtue of that act's gathering exemption. In a subsequent ruling in February 1994, the FERC cited with approval the February 5, 1992, BDPC Declaratory Order, when it issued an order granting nonjurisdictional gathering status to a 20-inch, 95-mile offshore pipeline with characteristics far closer to those of an interstate pipeline than BDPC. Nonetheless, in that same February 1994 order, FERC stated that nonjurisdictional gathering lines, as well as interstate pipelines, are fully subject to the open access and nondiscriminatory requirements of Section 5 of the Outer Continental Shelf Lands Act ("OCSLA") which generally authorizes FERC to insure that natural gas pipelines on the OCS will transport for non-owner shippers in a nondiscriminatory manner and will be operated in accordance with certain pro-competitive principles. More recently, FERC issued a policy statement on OCS pipelines reaffirming the requirement that all pipelines provide nondiscriminatory service. Since BDPC already operates on the basis required under OCSLA, the Company does not anticipate significant changes resulting from those rulings. If however, BDPC's throughput increases to the extent that the pipeline's capacity is completely utilized, under OCSLA, FERC may be petitioned to direct capacity allocation on BDPC. Accordingly, the Company cannot predict how application of the OCSLA to BDPC may ultimately affect Company operations.

   Aside from OCSLA requirements and federal safety and operational regulations, regulation of natural gas gathering activities is primarily a matter of state oversight. Regulation of gathering activities in Texas includes various transportation, safety, environmental and non-discriminatory purchase/transport requirements.

   FEDERAL REGULATION OF OIL PIPELINES. The Company's operation of the Buccaneer Pipeline is currently subject to a variety of regulations promulgated by the FERC and imposed on all oil pipelines pursuant to federal law. In particular, the rates chargeable by the Company are subject to prior approval by the FERC, as are operating conditions and related matters contained in the Company's transportation tariffs which are on file with the FERC. In October 1993, FERC issued Order No. 561, whose intent was to simplify oil pipeline ratemaking, largely through use of a ceiling based on an indexing system. At the same time, FERC launched an inquiry to explore ways to improve the collection of data on oil pipeline costs. Because Buccaneer Pipeline has not taken action to become subject to Order No. 561, the Company cannot predict whether or how an indexed rate system will affect the Buccaneer Pipeline's rates. Similarly, it is not possible to predict the impact of possible additional reporting requirements.

   REGULATION OF DEEPWATER PORTS: PERMITTING AND LICENSING. The ownership, construction and operation of a deepwater crude oil port and storage facility, such as the Company's proposed Petroport facility, must conform to the requirements of a number of Federal, State and local laws. A license from the Department of Transportation ("DOT") is required under the Deepwater Port Act of 1974 ("DWPA"). Department of Interior, U.S. Army Corps of Engineers and various state permits are also required to construct ancillary port facilities, such as pipelines and onshore facilities.

   The DWPA empowers the Secretary of Transportation (in consultation with the Secretary of the Interior) to license and regulate Deepwater Ports beyond the territorial sea of the United States. Private parties or Governmental entities may propose ports in deepwater. License applications must include sufficient information to allow the Secretary of Transportation to judge whether the port will comply with all technical, environmental, and economic criteria. The application and licensing process includes an extensive environmental impact assessment, development of detailed operations procedures, submission of extensive financial and ownership data and public hearings. Once a license is issued, it remains in effect unless terminated by the licensee or suspended by the Secretary of Transportation.

   Regulations provide for extensive consultation among all interested Federal agencies, any potentially affected coastal State, and the general public. Adjacent coastal States are granted an effective power or reservation over proposed projects. Under the statue, if a Governor of an adjacent coastal State notifies the Secretary of Transportation that a proposal is inconsistent with the State programs relating to environmental protection, land and water use, and coastal zone management, then the Secretary of DOT shall grant the license on the condition that the proposal is made consistent with such State programs. Governors may also reject the proposed projects on other grounds.

   In addition, the Attorney General of the United States and the Federal Trade Commission must review any application for its effects on competition. The Act requires all deepwater ports and related storage facilities to be operated as common carriers, unless the licensee is subject to "effective competition".

   Given the nature, complexity and costs associated with obtaining the necessary license and permits, there can be no assurance that the Company will be successful in developing the necessary data for submission of the various applications, and if the applications are developed and submitted, will be successful in the review and approval process, with ultimate issuance of a Deepwater Port license and other necessary permits.

   LIMITS OF LIABILITY AND CERTIFICATE OF FINANCIAL RESPONSIBILITY REQUIREMENTS FOR DEEPWATER PORTS. In February 1995, DOT published a Notice of Proposed Rulemaking under The Oil Pollution Act of 1990 ("OPA90"), which among other things, would have resulted in a limit of liability for Petroport under OPA90 and required Petroport provide a Certificate of Financial Responsibility ("COFR") before a license under DWPA would be issued, of $350,000,000. The limit of liability and associated COFR could be reduced by the Secretary of DOT to as low as $50,000,000, through a separate rulemaking procedure, if the results of a study evaluating a deepwater port's risks, including spill history (meaning the facility must be up and running), warranted a limit reduction. Since it would be virtually impossible to provide a $350,000,000 COFR, the matter posed a potentially insurmountable obstacle to the Petroport project.

   In August 1995, the DOT issued its' final rulemaking. As a direct result of the Company's intervention in the rulemaking proceeding, the final rule provides that the Secretary of DOT, through a separate rulemaking, can set the limit of liability/COFR for future deepwater ports (i.e., Petroport) concurrent with the overall processing of the license application, as opposed to after the facility is up and running. The development of the liability limit would be based upon engineering and environmental analyses provided in the licensing process. While this is a major compromise on the part of DOT, the uncertainty as to what the revision to the limit, if any, would be, still presented a significant obstacle to Petroport, affecting the ability to raise funding for permitting activities and obtain future throughput commitments.

   In an effort to remove this uncertainty, and allow the project to proceed, the Company prepared and submitted to DOT a preliminary "Detailed Analysis of Spill Potential and A Determination of Expected Oil Spill Quantities" for the proposed Petroport facility. The results of the analysis indicated that the worst case credible spill for the Petroport facility would be 2215 barrels. This compares to a worst case credible spill of 5194 barrels as calculated by DOT for the Louisiana Offshore Oil Port ("LOOP"). LOOP is the only existing deepwater crude oil port licensed under the DWPA in U.S. waters. The number of barrels as determined by DOT in the Oil Spill Risk Analysis for LOOP, was multiplied by the maximum cost per barrel for cleanup of a barrel of oil of $11,965, also as determined by DOT, resulting in a reduced liability limit of $62,000,000 for LOOP. Per the Company's analysis, if DOT applied this same methodology in determining Petroport's worst case credible spill liability, a $50,000,000 liability limit (the minimum allowable) would be established for Petroport.

   The Petroport oil spill analysis was formally presented to DOT in early November 1995, along with a request that DOT provide Petroport with a letter or memorandum of understanding stating that DOT (1) has reviewed the Petroport oil spill risk analysis and found the methodology to be valid; (2) intends to use that methodology for analyzing the risk Petroport would pose when the final specific operation and other relevant information are received through the licensing process; (3) will apply the same calculation employed in the final rulemaking issued by DOT on August 4, 1995 on "Limit of Liability for Deepwater Ports" for LOOP, to determine Petroport's "maximum credible spill liability" (multiplying the maximum credible spill by the unit spill cost); and (4) will use $11,965 (escalated by the CPI) per barrel as the unit spill cost in making the calculation.

   Such a letter or memorandum of understanding would enable Petroport to satisfy, to a significant degree, the uncertainty of prospective importers and investors regarding (1) the environmental risk posed by using the Petroport facility, (2) the limit of liability/COFR, and (3) the cost of demonstrating financial responsibility.

   In February 1996, DOT informed the Company that it had concluded (1) that the Petroport facility, as currently planned, poses no greater oil spill risk to the environment than does LOOP, (2) that Petroport's offshore storage caverns show virtually zero spill potential, (3) that Petroport's worst case credible spill would be 2308 barrels, and (4) that the preliminary risk analysis for Petroport is based upon valid methodologies and reasonable assumptions.

   FEDERAL OIL AND GAS LEASES. The Company's operations conducted on the Buccaneer Field leases and any other Company operations conducted on federal OCS oil and gas leases must be conducted in accordance with permits issued by the MMS and are subject to a number of other regulatory restrictions similar to those imposed by the states. Moreover, on certain federal leases, prior approval of drillsite locations must be obtained from the Environmental Protection Agency ("EPA").

   With respect to any Company operations conducted on offshore federal leases, including operations in the Buccaneer Field, liability may generally be imposed under OCSLA for costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties. Under certain circumstances, including but not limited to conditions deemed a threat or harm to the environment, the MMS may also require any Company operations on federal leases to be suspended or terminated in the affected area. Furthermore, the MMS generally requires that offshore facilities be dismantled and removed when production ceases, although the MMS is considering the establishment of procedures under which certain of such facilities may be left in place, with EPA approval. See "Oil and Gas Exploration and Production Activities - The Buccaneer Properties".

   ENVIRONMENTAL REGULATIONS. The Company may generally be liable for defined clean-up costs to the U.S. Government, with respect to its operations on both onshore and offshore properties, under the Federal Clean Water Act for each incident of oil or hazardous substance pollution and under the Comprehensive Environmental Response, Compensation and Liability Act of 1981, as amended (Superfund), for hazardous substance contamination. Such liability may be unlimited in cases of gross negligence or willful misconduct, and there is no limit on liability for environmental clean-up costs or damages with respect to claims by the states or by private persons or entities. In addition, the EPA requires the Company to obtain permits to authorize the discharge of pollutants into navigable waters. State and local permits and/or approvals may also be needed with respect to wastewater discharges and air pollutant emissions. Violations of environmental related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

   PROPOSED LEGISLATION AND RULEMAKING. In 1993, the MMS announced its intent pursuant to OPA90 to publish regulations that would significantly increase levels of financial responsibility for certain offshore operations (excluding deepwater ports which are addressed separately in OPA90).

   In response to overwhelming opposition to this proposal from virtually all industry parties including the Company, the Department of the Interior announced in December 1994 the appointment of a special advisory group that will recommend ways to implement OPA90 without causing severe economic damage. Legislation pending in the House and in the Senate would amend OPA90 to establish base financial responsibility levels and associated COFR requirements, at $35,000,000 for OCS operations. The Company currently maintains the statutory $35,000,000 coverage. Prospects for passage are favorable. Nonetheless, the Company cannot predict how these rules and/or future laws, will affect its operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

   The Company did not submit any matter to a vote of security holders during the quarter ended December 31, 1995.

                              PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder
           Matters

   The Common Stock trades in the over-the-counter market and is quoted on NASDAQ under the symbol "BDCO". As of March 15, 1996, there were an estimated 1,000 stockholders of record of the Common Stock. NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the high and low bid and ask quotations for the Common Stock, as reported on NASDAQ.

                                                      Bid            Ask
                                                  High   Low     High    Low
                                                  ----   ---     ----    ---

       Quarter Ended March 31, 1994..........      .59   .31      .63    .38
       Quarter Ended June 30, 1994...........      .50   .34      .53    .38
       Quarter Ended September 30, 1994......      .41   .28      .44    .31
       Quarter Ended December 31, 1994.......      .28   .19      .34    .25
       Quarter Ended March 31, 1995..........      .38   .22      .44    .25
       Quarter Ended June 30, 1995...........      .34   .16      .41    .19
       Quarter Ended September 30, 1995......      .56   .22      .59    .25
       Quarter Ended December 31, 1995.......      .41   .31      .44    .34

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

Item 6.    Selected Financial Data

   The comparative selected financial data of the Company and its consolidated subsidiaries is presented for the fiscal years ended December 31, 1995, 1994, 1993, 1992, and 1991. Such information should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this report.


                                                 YEAR ENDED DECEMBER 31,
                                1995          1994           1993 (2)      1992        1991
                            ------------------------------------------------------------------
Operating revenues          $5,123,053     $6,792,765     $5,220,330    $3,105,296  $3,284,961

Income (Loss) from
 continuing operations       7,355,686(3)     930,659        358,694    (1,143,305) (1,960,330)
Income (Loss) from
 continuing operations
 per primary Common
 Share (1)                        $.15           $.02            ---         $(.05)      $(.08)

Weighted average number of
 common shares and common
 share equivalents
 outstanding, primary       47,525,088     47,626,300      38,479,361   27,268,659  26,644,156

Income (Loss) from continuing
 operations per fully diluted
 Common Share (1)                 $.11           $.01          ---           $(.05)      $(.08)
Weighted average number of
 common shares and dilutive
 common share equivalents
 outstanding                62,763,059     62,278,671      67,817,957   27,268,659  26,644,156

Net Income                   7,355,686      1,542,699         855,799     (958,269) (1,960,330)

Working Capital
  (deficit)                    659,692     (1,415,091)     (2,282,435)  (2,240,206) (1,302,221)

Total Assets                25,069,178     20,759,338      21,351,080   20,070,712  20,423,830
Long-term obligations
  Bonds                          ---             ---        2,500,000    4,100,000   4,500,000
  Other long-term debt          10,000      4,450,000       2,642,303    3,282,496   3,892,787


(1) Income from continuing operations per share of Common Stock in 1995, 1994 and 1993 is based on the weighted average number of common and common equivalent shares outstanding. The losses from continuing operations per share of Common Stock for years 1992 and 1991 are based on the weighted average number of common shares outstanding. See Note 1 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

(2) The Company changed its method of accounting for income taxes in 1993. See Note 4 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

(3) Includes the sale of a one-third interest in the Blue Dolphin Pipeline System effective August 1, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and Subsidiaries included in Item 8 and incorporated herein by reference and Item I, Business and Properties.

   As previously reported, the Company sold an undivided one-third interest in its' Blue Dolphin Pipeline System for $10,000,000, in an all cash transaction. The sale was effective August 1, 1995.

   The transaction resulted in $8,693,228 of other income on a pretax basis, and was reflected as a gain on sale of assets, in the third quarter 1995. Coincident with closing the transaction on August 31, 1995, the Company retired substantially all of its' senior debt totalling approximately $5,600,000.

   Sale of the minority interest in the Blue Dolphin Pipeline System represents the successful partial monetization of assets sought to provide resources to meet planned operating and growth requirements. Proceeds from the sale have been and or will be used to fund diversification and acquisition activities, debt retirement and for general corporate purposes.

   In addition to the earnings impact in 1995, both working capital and liquidity were favorably and significantly impacted by the sale.

FINANCIAL CONDITION:  LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 1995, the Company's working capital (current assets less current liabilities) was $659,692, representing an improvement of $2,074,783 as compared with a working capital deficit of $1,415,091 at December 31, 1994. The improvement was due to the sale of the undivided one-third interest in the Blue Dolphin Pipeline System ("Pipeline Sale"). Pursuant to the rules of the full cost method of accounting for oil and gas properties, $2,402,796 of lease acquisition costs, which the Company expects to recover in 1996 through sale of prospects, are excluded from working capital.

   Upon receipt of the proceeds in August 1995, borrowings under the Company's $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. ("Loan Agreement") were retired. The borrowing availability and reducing amount are redetermined semi-annually. Effective December 1, 1995, the borrowing base was adjusted to $3,335,000, reducing by $155,000 per month beginning January 1, 1996. Maturity date is January 14, 1997, when the then outstanding principal balance, if any, is due and payable. Currently, $10,000 is outstanding under the Loan Agreement, which incurs interest at Bank One's prime rate of interest plus 1.5%. The Loan Agreement includes certain restrictive covenants, including restriction of the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios. See Note 7 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference regarding Preferred Stock dividends.

   During 1995, an existing Blue Dolphin Pipeline System shipper drilled and completed three new oil wells. Production from the first well commenced in May 1995. However, production was shut-in during most of June and July while the producer's offshore platform facilities were being modified to handle the increased oil production. Limited production from the second and third wells commenced in August 1995.
The Company modified its onshore liquids handling facilities to accommodate receipt of the additional liquids throughput. The cost associated with the onshore modifications, completed in January 1996, was approximately $700,000 ($633,000 to the Company's interest).

   Offshore drilling activity in the vicinity of the Blue Dolphin Pipeline has remained active. A new discovery has recently been reported in the Blue Dolphin Pipeline corridor. The Company is aggressively competing to attract this potential throughput to its pipeline system. A tie-in decision is expected to be made during the second quarter 1996, with production operations commencing during the third quarter 1996. Additionally, development drilling and well workovers on two blocks currently tied-in to the Blue Dolphin Pipeline System have recently been completed. Additional production from the first block began in February 1996, and production from the second block is expected to commence in April 1996.

   Future utilization of the Company's pipelines and related facilities will depend upon the success of drilling programs in the Blue Dolphin Pipeline corridor, attraction to the system, and execution of contracts with producer/shippers to transport their gas and oil through the Company's pipeline system. Additionally, certain rate designs associated with interstate pipeline restructuring under Order No. 636 and other issues before FERC may affect the Company when competing for future pipeline system transportation volumes. Impact on the Company if its interstate pipeline competitors implement such rate designs or are successful in other regulatory matters cannot accurately be predicted at this time (See "Competition, Markets and Regulation - Government Regulation").

   The reserves and future net revenues presented in Item 1 Business - Oil and Gas Exploration and Production Activities, reflect capital expenditures totalling $275,000, $2,250,000, $2,275,000, and $2,000,000 in the years ending December 31, 1997, 1998, 1999 and 2000, respectively. Management will continue to evaluate its capital expenditure program based on, among other things, demand and prices obtainable for the Company's production. The availability of capital resources may affect the Company's timing for further development of the Buccaneer Field, and there can be no assurance that such reserves will be developed as currently planned. The Company plans to rework a currently producing well in the Buccaneer Field in April 1996 to increase existing production from the well. Additionally, application of new recovery methods to the Buccaneer Field are currently being evaluated. The timing of capital expenditures and future revenues could be significantly impacted based upon the results of these current plans and activities.

   In November 1992, BDEX entered into a Farmout Agreement with a third party ("Farmee"). The initial well under the Farmout Agreement was placed on production in March 1994. A second well drilled in 1994 was unsuccessful. The drilling option under which the Farmee could earn additional acreage expired March 27, 1995.

   In 1994, BDEX abandoned certain wells and satellite platform facilities that had no further utility in future development of the Buccaneer Field at a cost of approximately $1,990,000. Vendor financing was provided. Remaining payments of approximately $570,000 are payable in 1996.

   The Company's 3-D seismic based offshore oil and gas exploration prospect generation program has identified four High Island Area lease blocks prospective for oil and gas. In September 1995, the Company participated in the annual MMS Western Gulf of Mexico lease sale to acquire the acreage for further prospect development and planned sale of the prospects to third parties. All four lease blocks have been awarded to the Company. The Company invested approximately $2,000,000 to acquire the acreage, in addition to costs of approximately $400,000 associated with general development of the prospects. As of March 1996, the Company has received third party commitments to purchase 100% of one of these lease blocks and has sold a 25% interest in each of the three remaining lease blocks. Sales of the remaining interests in each block are being aggressively pursued as well as developing third party program underwriting to support future prospect development. In addition to recovering prospect development costs, the Company will retain a reversionary working interest in each prospect sold.

   In March 1995, the Company completed acquisition of Petroport, L.C. The form of the transaction was a merger of Petroport, L.C. into Petroport, Inc., a wholly owned subsidiary of the Company. Terms of the transaction included a small amount of cash and future consideration contingent upon the successful development and operation of the primary Petroport facility, planned for the Western Gulf of Mexico off the Texas coast. The contingent consideration primarily includes the issuance of Common Stock, with issuance dependent upon successful completion of the facility and maintaining a prespecified throughput volume.

   Through December 31, 1995, approximately $420,000 has been committed to develop the Petroport deepwater port and offshore storage facility project, with approximately $225,000 associated with the acquisition of Petroport L.C. Efforts are currently focused on pre-licensing activities and other regulatory matters. See Item I Business and Properties-Government and Regulations. It is currently estimated that pre-licensing costs will total between $1,000,000 - $1,250,000. A financing strategy will be developed during 1996 addressing funding requirements for both the remaining pre-licensing activities and the actual licensing and permitting process. Total cost of the facility is currently estimated at approximately $500 million, with operations expected to commence in the year 2000.

   In general, the Company believes that it has or can obtain adequate capital resources and liquidity to continue to finance and otherwise meet its anticipated business requirements.


RESULTS OF OPERATIONS

   For the year ended December 31, 1995 ("1995"), the Company reported net income of $7,355,686, representing a $5,812,987 or 377 percent increase over net income of $1,542,699 reported for the year ended December 31, 1994 ("1994"). The increase in earnings is primarily due to the sale of the undivided one-third interest in the Blue Dolphin Pipeline System effective August 1, 1995. As discussed below, operating revenues decreased $1,669,712 or 25 percent to $5,123,053 compared to 1994 operating revenues of $6,792,765. Pretax earnings, before extraordinary gains, increased 504% to $9,195,869 in 1995. Results for the year ended December 31, 1995, included a provision for income taxes of $1,840,183. Of this amount, $827,039 was a non-cash charge in lieu of taxes allocated directly to paid-in capital reflecting utilization of net operating loss carryforwards that were incurred prior to a quasi-reorganization recorded at December 31, 1989. $756,602 was recorded as a deferred tax liability partially offset by a current tax liability of $173,188.

   Net income for 1994 of $1,542,699 represented a $686,900 improvement over net income of $855,799 reported for the year ended December 31, 1993 ("1993"). Operating revenues increased $1,572,435 or 30 percent in 1994 as compared to operating revenues of $5,220,330 in 1993. Results for 1994 included an extraordinary gain from early retirement of debt of $612,000, after taxes.

   REVENUES

   1995 VS. 1994. In 1995, the Company recorded as other income a pretax gain of $8,693,228 from the Pipeline Sale.

   Revenues from pipeline system operations decreased by $1,123,695 or 22% in 1995 from those of 1994, due primarily to a 29% reduction in gas transportation volumes which resulted in a $911,000 reduction in revenues and the Pipeline Sale, which resulted in a $586,161 reduction in revenues. The decrease in gas transportation revenues was partially offset by an increase in revenues from oil transportation of $307,974, resulting from an increase in throughput volumes.

   Revenues from oil and gas sales and operating fees decreased by $546,017 in 1995 from those of 1994. Gas sales decreased $408,099 or 40% due to a 33% decrease in production and a 7% decrease in the average sales price. Operating fees declined $99,041, due to termination of production activities by a producer for whom the Company provided contract operation and maintenance services.

   1994 VS. 1993. Pipeline system revenues increased by $1,814,275 or 57% in 1994 over those of 1993. The increase was due to the addition of new shippers to the Company's Blue Dolphin Pipeline System in November and December 1993, March 1994, and additional volumes from an existing shipper beginning in May 1994. These increases were slightly offset by normal production declines.

   Revenues from oil and gas sales and operating fees decreased by $241,840 in 1994 from those of 1993. Gas sales decreased $229,190 or 18% due to an 11% decrease in production resulting from well mechanical problems, and a 7% decrease in the average sales price, partially offset by new production from the overriding royalty interest in the Farmout acreage.

   Interest and other income declined by $57,195 or 91% in 1994 from 1993 due primarily to the sale of government bonds that had been used to collateralize long term notes which were retired in early 1994.


COSTS AND EXPENSES

   1995 VS. 1994. Pipeline system operating expenses decreased $242,120 in 1995 from those in 1994. The decrease was due to a $189,625 reduction in costs resulting from the Pipeline Sale and a reduction of approximately $240,000 associated with repairs to the Blue Dolphin Pipeline in 1994. Partially offsetting these decreases was an increase in contract labor cost of $117,822 associated with a new labor contract negotiated in April 1995, $35,782 in costs associated with repairs made to the Company's onshore oil storage tanks and an $18,316 increase in salt water disposal fees.

   Depletion, depreciation and amortization expense decreased by $113,133 in 1995 from 1994. The decrease was primarily due to the Pipeline Sale.

   Interest expense decreased by $201,986 in 1995 from 1994.  The
Company retired substantially all of its bank debt in August 1995.

   1994 VS. 1993. Pipeline system operating expenses increased by $549,850 or 63% in 1994 over those in 1993. Additional operating costs of $215,000 were incurred in 1994 associated with an onshore vapor recovery system installed in August 1993, and the onshore gas capacity expansion completed in November 1993. Non-recurring costs of approximately $240,000 associated with repairs to the Blue Dolphin Pipeline and $32,000 associated with repairs to an onshore oil storage tank were incurred in 1994.


   Oil and gas lease operating expenses increased $134,737 or 14% in 1994 from those of 1993 primarily due to non-recurring 1994 costs of approximately $106,000 for required five year subsea inspections of the Buccaneer Field production and quarters platforms, and approximately $43,000 for production platform general repairs.

    Depletion, depreciation, and amortization expense decreased by $296,348 in 1994 from 1993. The decrease was due to the effect on depletion, depreciation, and amortization rates of extending the estimated useful lives for pipelines and related shore facilities of $445,000, offset in part by an increase in depreciable costs associated with the onshore pipeline system capacity expansion and modifications to the shore facilities in the fourth quarter 1993, resulting in an increase in depreciation in 1994 of approximately $90,000, and amortization of loan costs of approximately $59,000 in 1994.

   General and administrative expenses increased $106,958 in 1994 over 1993 due to incurrence of legal expenses of approximately $61,000 associated with the Company's participation in hearings related to competing interstate pipeline rate restructurings under FERC Order No. 636, and an increase in staffing and contract labor costs of approximately $53,000.

   Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995. SFAS No. 123 addresses the timing and measurement of stock-based compensation expense. The Company has elected to retain the approach of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," (the intrinsic value method) for recognizing stock-based expense in the consolidated financial statements. The Company will adopt SFAS No. 123 in 1996 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25.


Item 8.    Financial Statements and Supplementary Data

       Index to Financial Statements:

       Independent Auditors' Report............................

       Consolidated Balance Sheets, at December 31, 1995 and 1994.

       Consolidated Statements of Operations, for the years
           ended December 31, 1995, 1994, and 1993.............

       Consolidated Statements of Stockholders' Equity, for the
           years ended December 31, 1995, 1994, and 1993.......

       Consolidated Statements of Cash Flows, for the years
           ended December 31, 1995, 1994, and 1993.............

       Notes to Consolidated Financial Statements...............

       Supplementary Data - Unaudited Selected Quarterly
           Financial Data......................................




                      INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Blue Dolphin Energy Company:


We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Dolphin Energy Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                              KPMG Peat Marwick LLP
                              KPMG Peat Marwick LLP


Houston, Texas
March 21, 1996

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      Consolidated Balance Sheets

                       December 31, 1995 and 1994


                Assets                                 1995            1994
                                                     --------         ------
Current assets:
    Cash and cash equivalents                      $ 2,748,467        434,157
    Trade accounts receivable                          860,691        774,362
    Crude oil inventory, at market                      19,180         17,350
    Prepaid expenses and other assets                   72,824        217,203
    Current deferred taxes                             173,188            --
                                                    ----------     ----------
            Total current assets                     3,874,350      1,443,072
                                                    ----------     ----------

Property and equipment, at cost:
    Oil and gas properties, including $2,402,796
      of leases expected to be sold in 1996
      (full-cost method)                            20,561,239      18,156,320
    Onshore separation and handling facilities       1,845,791       1,917,186
    Land                                             1,133,333       1,700,000
    Pipelines                                          848,198       1,493,418
    Other property and equipment                        80,150          76,356
                                                    ----------      ----------
                                                    24,468,711      23,343,280
    Less accumulated depletion, depreciation and
        amortization                                 4,267,431       4,299,078
                                                    ----------      ----------
                                                    20,201,280      19,044,202
                                                    ----------      ----------
Other assets                                           993,548         272,064
                                                    ----------      ----------
                                                   $25,069,178     $20,759,338
                                                    ==========      ==========


See accompanying notes to consolidated financial statements.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      Consolidated Balance Sheets

                       December 31, 1995 and 1994

             Liabilities and Stockholders Equity                1995             1994
                                                              --------         --------
Current liabilities:
 Trade accounts payable                                    $  1,008,251         606,065
 Lease bonus payable                                          1,375,488             --
 Current portion of long-term debt                                  --        1,392,299
 Current portion of accrued abandonment costs                   547,948         716,144
 Accrued interest payable                                           --           50,566
 Other liabilities and accrued expenses                          32,871          37,689
 Income taxes payable                                           250,100          55,400
                                                             ----------      ----------
      Total current liabilities                               3,214,658       2,858,163
                                                             ----------      ----------
Long-term debt, less current portion                             10,000       4,450,000

Deferred federal income taxes                                   756,602             --

Accrued abandonment costs, less current portion               1,242,615       1,924,321

Dividends payable on preferred stock                          1,747,646       1,456,442
                                                             ----------      ----------
      Total long-term liabilities                             3,756,863       7,830,763
                                                             ----------      ----------
Stockholders' equity:
 Cumulative convertible preferred stock,
  Series A, $.10 par value, 25,000,000 shares
  authorized, 14,560,475 shares issued and
  outstanding at December 31, 1995 and 1994                   1,456,048       1,456,048
 Common stock, $.01 par value, 100,000,000
  shares authorized, 35,324,739 shares issued
  and outstanding at December 31, 1995; 34,379,116
  shares issued and outstanding at December 31                  353,247         343,791
 Additional paid-in capital                                  14,163,661      13,210,354
 Accumulated earnings (deficit) since January                 2,124,701      (4,939,781)
                                                             ----------      ----------
      Total stockholders' equity                             18,097,657      10,070,412

Commitments and contingencies                                       --              --
                                                             ----------      ----------
                                                         $   25,069,178      20,759,338
                                                             ==========      ==========

See accompanying notes to consolidated financial statements.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Operations

             Years ended December 31, 1995, 1994, and 1993

                                                        1995          1994          1993
                                                      --------      --------      --------
Revenue from operations:
 Pipeline operations                             $    3,893,770     5,017,465     3,203,190
 Oil and gas sales and operating fees                 1,229,283     1,775,300     2,017,140
                                                     ----------    ----------    ----------
     Revenue from operations                          5,123,053     6,792,765     5,220,330
                                                     ----------    ----------    ----------
Cost of operations:
 Pipeline operating expenses                          1,178,517     1,420,637       870,787
 Lease operating expenses                             1,082,178     1,084,425       949,688
 Depletion, depreciation and amortization               619,586       732,719     1,029,067
 General and administrative expenses                  1,410,175     1,463,578     1,356,620
                                                     ----------    ----------    ----------
     Cost of operations                               4,290,456     4,701,359     4,206,162
                                                     ----------    ----------    ----------
     Income from operations                             832,597     2,091,406     1,014,168

Other income (expense):
 Interest expense                                      (405,980)     (607,966)     (285,633)
 Interest expense, related parties                          --            --       (295,002)
 Gain on sale of assets                               8,693,228           --            --
 Gain on sale of government bonds                           --         33,678       142,491
 Interest and other income                               76,024         5,712        62,907
                                                     ----------    ----------    ----------
     Income before income taxes and
      extraordinary item                              9,195,869     1,522,830       638,931

Income taxes                                         (1,840,183)     (592,171)     (280,237)

Extraordinary item - gains from early retirement
 of debt (net of income tax charge of $315,293
 in 1994 and $260,862 in 1993)                              --        612,040       497,105
                                                     ----------    ----------    ----------
     Net income                                       7,355,686     1,542,699       855,799

Dividend requirements on preferred stock               (291,204)     (291,204)     (293,916)
                                                     ----------    ----------    ----------
     Net income attributable to
      common stockholders                        $    7,064,482     1,251,495       561,883
                                                     ==========    ==========    ==========

Primary earnings per common share:

Income before extraordinary item and after
 dividend requirements on preferred stock        $         0.15          0.02           --

Extraordinary item                                          --           0.01          0.01
                                                     ----------    ----------    ----------
Net income                                       $         0.15          0.03          0.01
                                                     ==========    ==========    ==========

Weighted average number of common shares
 and common share equivalents outstanding            47,525,088    47,626,300    38,479,361
                                                     ==========    ==========    ==========

Fully diluted earnings per common share:

Income before extraordinary item                 $         0.11          0.01           --

Extraordinary item                                          --           0.01          0.01
                                                     ----------    ----------    ----------
Net income                                       $         0.11          0.02          0.01
                                                     ==========    ==========    ==========

Weighted average number of common shares
 and dilutive common share equivalents outstanding   62,763,059    62,278,671    67,819,957
                                                     ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity

             Years ended December 31, 1995, 1994, and 1993

                                                                Convertible       Additional        Accumulated         Total
                                                  Common         preferred          paid-in           earnings      stockholders'
                                                  stock            stock            capital          (deficit)          equity
                                                 -------          -------          ---------         ---------         --------
Balance at December 31, 1992                   $  267,354         1,500,000       11,215,311        (6,753,159)        6,229,506

 Cancellation of 439,525 shares of
  repurchased preferred stock                         --            (43,952)            --                --             (43,952)

 Cancellation of 208,942 shares of
  repurchased common stock                         (2,089)              --              --                --              (2,089)

 Gain on refinancing of notes
  to related parties, net                             --                --           106,475              --             106,475

 Exercise of 744,998 stock options                  7,450               --            88,315              --              95,765

 Conversion of long-term
  convertible notes, related parties               63,800               --           334,754              --             398,554

 Pre-quasi reorganization net operating
  loss carryforwards utilized                         --                --           514,529              --             514,529

 Dividend requirements on
  preferred stock                                     --                --               --         (293,916)           (293,916)

 Net income                                           --                --               --          855,799             855,799
                                               ----------        ----------       ----------      ----------          ----------

Balance at December 31, 1993                      336,515         1,456,048       12,259,384      (6,191,276)          7,860,671
                                               ==========        ==========       ==========      ==========          ==========
 Exercise of 420,941 warrants                       4,209               --            37,885             --               42,094

 Exercise of 436,668 stock options                  4,367               --            75,052             --               79,419

 Cancellation of common stock                      (1,300)              --             1,300             --                  --

 Pre-quasi reorganization net operating
  loss carryforwards utilized                          --               --           809,663             --              809,663

 Dividend requirements on preferred
  stock                                                --               --               --         (291,204)           (291,204)

 Net income                                            --               --               --        1,542,699           1,542,699

 Other                                                 --               --            27,070             --               27,070
                                               ----------        ----------       ----------      ----------          ----------
 Balance at December 31, 1994                     343,791         1,456,048       13,210,354      (4,939,781)         10,070,412

 Exercise of 260,620 warrants                       2,606               --            23,456             --               26,062

 Exercise of 693,336 stock options                  6,850               --           102,812             --              109,662

 Pre-quasi reorganization net operating
  loss carryforwards utilized                          --               --           827,039             --              827,039

 Dividend requirements on preferred
  stock                                                --               --               --         (291,204)           (291,204)

 Net income                                            --               --               --        7,355,686           7,355,686
                                                ---------        ----------       ----------      ----------          ----------
Balance at December 31, 1995                   $  353,247         1,456,048       14,163,661       2,124,701          18,097,657
                                                =========        ==========       ==========      ==========          ==========

See accompanying notes to consolidated financial statements.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

             Years ended December 31, 1995, 1994, and 1993

                                                         1995           1994          1993
                                                        ------         ------        ------
Operating activities:
 Net income                                          $ 7,355,686      1,542,699       855,799
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Extraordinary gain-early retirement of debt               --       (612,040)      (497,105)
   Depletion, depreciation and amortization              619,586       732,719      1,029,067
   Deferred income taxes                               1,410,363       494,370        217,237
   Gain on sale of property and equipment             (8,693,228)          --             --
   Gain on sale of government bonds                          --        (33,678)      (142,492)
   Accretion of discount on government bonds                 --         (4,998)       (41,193)
   Changes in operating assets and liabilities:
    (Increase) decrease in trade accounts rece           (86,329)      342,990       (784,913)
    (Increase) decrease in crude oil inventory,
     prepaid expenses and other assets                    39,100      (276,615)       (37,179)
    Increase (decrease) in trade accounts payable,
     accrued interest and other liabilities             (135,979)   (2,320,825)       534,005
                                                      ----------    ----------     ----------
       Net cash provided by (used in)
        operating activities                             509,199      (135,378)     1,133,226
                                                      ----------    ----------     ----------
Investing activities:
 Oil and gas prospect generation costs                  (924,039)          --             --
 Purchases of property and equipment                    (602,309)     (479,028)      (716,760)
 Increase in other assets                               (338,489)          --             --
 Proceeds from sales of property and equipment         9,824,165           --          75,383
 Proceeds from redemption of government bonds                --        306,000        949,194
 Funds escrowed for abandonment costs                   (457,642)     (112,174)           --
                                                      ----------    ----------     ----------
       Net cash provided by (used in)
        investing activities                           7,501,686      (285,202)       307,817
                                                      ----------    ----------     ----------
Financing activities:
 Proceeds from borrowings                                925,000     5,916,653            --
 Proceeds from borrowings from related parties               --            --          15,000
 Payments on borrowings                               (6,757,299)   (5,819,362)    (1,644,421)
 Payments on borrowings from related parties                 --        (15,000)       (44,556)
 Net proceeds from the exercise of stock options
   and warrants                                          135,724       121,513         71,321
 Repurchase of capital stock                                 --            --         (46,041)
                                                      ----------    ----------     ----------
       Net cash provided by (used in)
        financing activities                          (5,696,575)      203,804     (1,648,697)
                                                      ----------    ----------     ----------
       Increase (decrease) in cash                     2,314,310      (216,776)      (207,654)

Cash and cash equivalents at beginning of year           434,157       650,933        858,587
                                                      ----------    ----------     ----------
Cash and cash equivalents at end of year             $ 2,748,467       434,157        650,933
                                                      ==========    ==========     ==========

Supplementary cash flow information:
 Interest paid                                       $   406,000       915,000        357,000
                                                      ==========    ==========     ==========

 Income taxes paid                                   $   235,030       106,572            --
                                                      ==========    ==========     ==========

See accompanying notes to consolidated financial statements.


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1995 and 1994


(1)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Blue Dolphin Energy Company (the Company) was incorporated in Delaware in January 1986 to engage in oil and gas exploration, production and acquisition activities and oil and gas transportation, processing and marketing. It was formed pursuant to a reorganization effective June 9, 1986.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     ACCOUNTING ESTIMATES

     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and to the disclosure of contingent assets and liabilities as well as reserve information which affects the depletion calculation as well as the computation of the full cost ceiling limitation to prepare these financial statements in conformity with Generally Accepted Accounting Principles. Actual results could differ from those estimates.

     CASH EQUIVALENTS

     Cash equivalents include liquid investments with an original maturity of three months or less.

     CRUDE OIL INVENTORY

     Inventory represents crude oil in storage tanks at the Company's shore facility near Freeport, Texas. Such inventories are recorded at their fair market value as of the balance sheet date.

     OIL AND GAS PROPERTIES

     Oil and gas properties are accounted for using the full-cost method of accounting, whereby all costs associated with acquisition, exploration, and development of oil and gas properties, including directly related internal costs, are capitalized on a country-by-country cost center basis. Amortization of such costs and estimated future development costs is determined using the unit-of-production method. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or impairment has occurred. Estimated proved oil and gas reserves are based upon reports of an independent petroleum engineer. The net carrying value of oil and gas properties, less related deferred income taxes, is limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate applied) of estimated future net revenues from proved reserves, after giving effect to income taxes, and the lower of cost or estimated fair value of unproved properties. Disposition of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

     Included in oil and gas properties are $2,402,796 of leases acquired with the intention of selling to third party participants as drillable oil and gas prospects. Pursuant to the full cost rules such leases are considered a component of the full cost pool, however management expects to sell these leases and substantially recover this cost in 1996.

     PIPELINES AND FACILITIES

     Pipelines and facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 10-25 years.

     The Company in 1995 adopted SFAS No. 121, Accounting for the
     Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, with no impact to the Company's consolidated financial statements. Assets are grouped and evaluated based on the ability to identify separate cash flows generated therefrom.

     OTHER PROPERTY AND EQUIPMENT

     Depreciation of furniture, fixtures and other equipment, including assets held under capital leases, is computed using the straight-line method over estimated useful lives of 2-5 years.

     ABANDONMENT

     A provision for the abandonment, dismantlement and site remediation of offshore production platforms and existing wells is made using the unit-of-production method applied to estimates based on current costs. A provision for pipeline and pipeline facilities abandonment costs is also provided using the straight-line method over the estimated useful lives of the pipeline and pipeline facilities. These provisions are included in accumulated depletion, depreciation and amortization and accrued abandonment costs, respectively. The Company's share of the aggregate abandonment liability is estimated to be approximately $4,000,000 at December 31, 1995.

     RECOGNITION OF CRUDE OIL REVENUE

     Revenue from crude oil produced and sold from the Buccaneer Field is recognized when such crude oil is produced rather than when sold.

     RECOGNITION OF PIPELINE TRANSPORTATION REVENUE

     Revenue from the transportation of gas, condensate and crude oil is recognized on the accrual basis as products are transported.

     OPERATIONS OF OIL AND GAS PROPERTIES

     The Company operates, for a monthly fee, oil and gas properties in which it does not own an interest. Revenues and costs from these activities are included in oil and gas sales and operating fees and lease operating expenses, respectively.

     INCOME TAXES

     The Company provides for income taxes using the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     NET INCOME PER SHARE

     Net income per common share is computed after consideration of dividend requirements on preferred stock, using the weighted average number of common shares outstanding and common share equivalents during each of the years presented. Outstanding stock options and warrants are common share equivalents and are considered when the effect is dilutive. Cumulative convertible preferred stock and convertible debt are other potentially dilutive securities and are considered in fully diluted net income per share when the effect is dilutive.

     NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company purchased oil and gas leases during 1995, of which $1,375,488 was paid in 1996.

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

     The Company's remaining assets and liabilities at December 31, 1989 approximated fair value; accordingly, the accumulated depletion, depreciation and amortization at December 31, 1989 was eliminated against the original cost of the assets. The accumulated deficit of $14,031,556 at December 31, 1989 was then transferred to additional paid-in capital. Any benefits realized upon the utilization of tax operating losses generated prior to January 1, 1990 were credited to additional paid-in capital (see note 4).

     (3)  SALE OF ASSETS

     Effective August 1, 1995, the Company sold an undivided, one-third interest in its Blue Dolphin Pipeline System and Freeport, Texas, acreage, for $10,000,000 cash and recorded a pre-tax gain of $8,693,228. The Blue Dolphin Pipeline System consists of the Blue Dolphin pipeline, the Buccaneer pipeline and barge loading terminal, and onshore receiving, separation, dehydration, and general processing facilities (the Shore Facilities). The Freeport, Texas acreage consists of 360 acres upon which are located the Shore Facilities and associated pipeline rights-of-way and easements.

     (4)  INCOME TAXES

     Income taxes were allocated as follows for 1995, 1994 and 1993:

                                                  1995           1994         1993
                                                 -----           ----         ----
        Income from continuing operations     $ 1,840,183       592,171      280,237
        Extraordinary gains                           --        315,293      260,862
        Stockholders' equity, related to
         gain on refinancing of notes
         to related parties (see note 5)              --            --        36,430
                                               ----------    ----------   ----------
                                              $ 1,840,183       907,464      577,529
                                               ==========    ==========   ==========

     Income tax expense attributable to continuing operations for 1995, 1994 and 1993 consists of:

                                               1995         1994       1993
                                               ----         ----       ----
        Current
         Federal                        $    189,500       29,000     40,000
         State                               240,320       68,801     23,000
        Deferred Federal                   1,410,363      494,370    217,237
                                          ----------   ----------  ---------
                                         $ 1,840,183      592,171    280,237
                                          ==========   ==========  =========

     During 1995, 1994 and 1993, the valuation allowance decreased approximately $2,272,000, $809,000 and $500,000, respectively. As a result of the quasi-reorganization described in note 2, the benefits of the reduction in 1993 and 1994 and $827,000 of the reduction in 1995 have been recorded directly to stockholders' equity and the statements of operations include a charge in lieu of taxes, allocated as described above.

     The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below.

                                                        1995           1994
                                                        ----           ----
     Deferred tax assets:
      Accrued abandonment costs                    $   400,068        481,050
      Net operating loss carryforwards               2,230,409      5,447,812
      Alternative minimum tax credit                   230,240         69,000
                                                    ----------     ----------
          Total gross deferred tax assets            2,860,717      5,997,862
          Less valuation allowance                         --      (2,272,003)
          Net deferred tax assets                    2,860,717      3,725,859
     Deferred tax liabilities:
      Bases differences in property and equipment   (3,444,131)    (3,725,859)
                                                    ----------     ----------
          Net deferred tax liability               $   583,414            --
                                                    ==========     ==========


                                                        1995          1994
                                                        ----          ----
        Allocated as follows:
         Current deferred taxes                    $  (173,188)          --
         Noncurrent deferred tax liability             756,602           --
                                                    ----------     ---------
                                                   $   583,414           --
                                                    ==========     =========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance for such deferred tax assets to the extent such amounts are not expected to be realized as a reduction in future taxable income.

     The Company's effective tax rate applicable to continuing operations in 1995, 1994 and 1993 differs from the expected tax rate of 34% due to the following:


                                                      1995       1994      1993
                                                      ----       ----      ----

         Expected tax rate                             34%        34%       34%
         State taxes, net of federal benefit            2          3         2
         Expenses not deductible for tax purposes       -          2         8
         Decrease in valuation allowance recognized
             in earnings                              (16)         -         -
                                                       --         --        --
                                                       20%        39%       44%
                                                       ==         ==        ==


At December 31, 1995, the Company had the following estimated net operating loss carryforwards (NOL):


            Year of            Net operating loss
          expiration             carryforwards
          ----------           ------------------

            2002                   $ 1,572,310
            2003                     1,954,812
            2004                     2,066,517
            2005                           --
            2006                       564,039
            2007                       402,349
                                    ----------
                                   $ 6,560,027
                                    ==========

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

          (5) LONG-TERM DEBT In January 1994, the Company arranged a reducing revolving credit facility (Loan Agreement) with Bank One, Texas, N.A. (Bank One), in an amount of $10,000,000, with an initial availability of $6,500,000 reducing $217,000 per month beginning February 1, 1994. The borrowing availability and reducing amount are to be redetermined semi-annually. Beginning March 1, 1994 and the first day of each month thereafter, interest is due and payable on the outstanding loan balance at the rate of 1.5% above Bank One's prime rate of interest. Borrowings under the Loan Agreement are secured by first liens on the Buccaneer Field, the Blue Dolphin Pipeline, the Buccaneer Pipeline, the Freeport, Texas acreage and the Shore Facilities. The maturity date under the Loan Agreement is January 14, 1997.

     With the proceeds from the sale of an interest in its Blue Dolphin Pipeline System, the Company reduced the borrowings outstanding under the Loan Agreement to a minimal amount ($10,000) to maintain the availability of the revolving credit facility.

     The Loan Agreement includes certain restrictive covenants, including a restriction of the payment of dividends on capital stock and the maintenance of certain financial coverage ratios. Upon consummation of the Loan Agreement in January 1994, the Land Note, the Credit Facility, the Senior Debt, and $2,000,000 of the Series B Notes (see note 6), totaling $6,350,729 including accrued interest, were retired for approximately $5,460,000. The resulting gain was recorded as an extraordinary item in 1994.

     Long-term debt at December 31, 1995 and 1994 is as follows:

                                                                       December 31,
                                                                     1995       1994
                                                                     ----       ----
   $10,000,000 bank credit facility - initial availability
     $6,500,000 interest payable monthly at prime rate plus
     1.5% beginning March 1, 1994.  Borrowing availability
     and reducing base amount are redetermined semiannually.     $  10,000   5,647,654
   Capital lease obligation to a third party, interest at 9.75%
    per annum, principal and interest payable in monthly
    installments through November 15, 1995.  The debt was
    secured by certain equipment.                                      --      194,645
                                                                  --------   ---------
                                                                    10,000   5,842,299
       Less current maturities                                         --   (1,392,299)
                                                                  --------   ---------
                                                                  $ 10,000   4,450,000
                                                                  ========   =========

     Maturities of long-term debt as of December 31, 1995 are as follows:

                    1996                            $    --
                    1997                              10,000
                                                     -------
                                                    $ 10,000
                                                     =======
(6)  CONVERTIBLE SUBORDINATED NOTES

     In June 1986, the Company issued $8,000,000 of 7-1/2% convertible subordinated notes due 2001, convertible at $4.80 per share into 2,083.25 shares of common stock for each $10,000 note. Pursuant to the note agreement, a portion of the proceeds were reserved as collateral. At December 31, 1993, $500,000 face amount of the notes were collateralized by government bonds (Series A Notes) scheduled to mature in May 2001 for $500,000. The remaining $2,000,000 of the notes at December 31, 1993 were collateralized by a third lien on oil and gas properties (Series B Notes). The net proceeds of the notes were originally used to acquire and develop oil and gas properties.

     In 1994, $500,000 of the notes collateralized by government bonds, plus accrued interest of approximately $25,000, were purchased at a cost of approximately $470,000. The remaining $2,000,000 of the notes, plus accrued interest of approximately $87,500, were purchased at a cost of approximately $1,250,000. The applicable portion of the government bonds collateralizing the notes purchased was released to the Company and sold. The $928,000 gain ($612,040 net of related income tax) on the early retirement of these notes and the indebtedness in note 5 was recorded as an extraordinary item in 1994.

     In 1993, $1,600,000 of the notes collaterialized by government bonds, plus accrued interest of approximately $82,000, were purchased at a cost of approximately $924,000. The applicable portion of the collateral for the notes purchased was released to the Company and sold. The $758,000 ($497,105 net of related income tax) gain on the early retirement of these notes was recorded as an extraordinary item in 1993.

     (7)  STOCKHOLDERS' EQUITY

     Each share of Series A cumulative convertible preferred stock, $.10 par value, is entitled to receive dividends in the annual amount of $.02 per share on each June 30, which are cumulative from the date of issue, are convertible at the option of the holders of the preferred stock into one share of the Company's $.01 par value common stock, are redeemable at the option of the Company for $.20 per share, has a preference in liquidation equal to $.20 per share and the accrued dividends on the date thereon, and have equal voting rights with the common stock, except that the holders of the preferred stock are entitled to elect a majority of the Board of Directors in the event of certain dividend arrearages. As of December 31, 1995, the holders of the preferred stock are entitled to elect a majority of the Board of Directors, and currently do exercise such control of the Board of Directors. The Company has not declared or paid any dividends since the date of issuance; accordingly, $1,747,646 of dividends are in arrears and have been accrued as of December 31, 1995. As a result of the debt refinancing described in note 5, dividends are prohibited from being paid under the bank credit facility. The dividend arrearages restrict the Company's ability to pay common dividends or reacquire common stock. The reacquisition of common stock during 1994 was approved by the Board of Directors, which, as described above, is controlled by holders of the preferred stock.

     At December 31, 1995, the Company has reserved a total of approximately 2,494,260 shares of common stock for issuance under its stock option plan (the Plan). The outstanding stock options granted to key employees, officers and directors for the purchase of shares of the Company's common stock are as follows:

                                                              Price per share
                                               Shares           From          To
                                               ------           ----          --
        Balance, December 31, 1993            1,830,002       $ .0625       .3453
          Granted                               735,000         .2922       .2922
          Exercised                            (436,668)        .0625       .2125
        Balance, December 31, 1994            2,128,334       $ .0625       .3453
          Granted                               910,000         .1859       .1859
          Exercised                            (693,337)        .1594       .3453
        Balance, December 31, 1995            2,344,997       $ .0625       .2922

     As of December 31, 1995, 565,000 options are immediately exercisable.

     Outstanding options at December 31, 1995 expire between May 12, 1996 and August 17, 2000. The Plan specifies that the options are exercisable as granted; however, generally only one-third of options granted are exercisable in any one year. Optionees must continue their association with the Company for one year after exercising the options, or the underlying stock reverts to the Company.


     The outstanding exercisable warrants to purchase shares of the Company's common stock at $.10 per share per warrant, issued in connection with the 1993 debt refinancings described in note 5, are as follows:

                                                        Warrants
        Balance, December 31, 1993                     17,257,140
        Exercised                                        (420,941)
                                                       ----------
        Balance, December 31, 1994                     16,836,199
        Exercised                                        (260,621)
                                                       ----------
        Balance, December 31, 1995                     16,575,578
                                                       ==========

     Outstanding warrants at December 31, 1995 are immediately exercisable and expire April 30, 1996.

     The Company has reserved 14,560,475 shares of common stock in the event the Series A convertible preferred stock is fully converted and 16,575,578 shares of common stock in the event the outstanding warrants are exercised.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (Statement 123) was issued in October 1995. Statement 123 addresses the timing and measurement of stock-based compensation expense. The Company has elected to retain the approach of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, (the intrinsic value method) for recognizing stock-based expense in the consolidated financial statements. The Company will adopt Statement 123 in 1996 with respect to the disclosure requirements set forth herein for companies retaining the intrinsic value approach of APB No. 25.


     (8)  RELATED PARTY TRANSACTIONS

     Related party transactions which are not disclosed elsewhere in these consolidated financial statements are discussed in the following paragraphs.

     In 1993, the Company paid $20,000 to a director for financial advisory services rendered in association with financing activities and debt restructuring.

     In 1992, the Company entered into a contract with a company, in which a director of the Company is a principal, for business development consulting services. The Company paid $90,000 under the contract in 1995, 1994 and 1993.

     (9)  LEASES

     The Company's capital lease for a vapor recovery unit was capitalized and included in property, plant and equipment in 1993. The lease expired in 1995. The Company paid $405,000 during the term of the lease to acquire the vapor recovery unit.

     In addition, the Company has various noncancelable operating leases which continue through 1998.

     The following is a schedule of future minimum lease payments required under long-term noncancelable operating leases at December 31, 1995:

                 Years ending
                 December 31,
                 ------------

                    1996                 $ 130,770
                    1997                   108,420
                    1998                    77,382
                                          --------
                                         $ 316,572
                                          ========
     Rental expense under operating leases for the years indicated were as follows:

                 Years ended
                 December 31,

                    1995                 $ 253,430
                    1994                   225,576
                    1993                   185,019
                                         =========

(10)  COMMITMENTS AND CONTINGENCIES

     As a result of filing development plans for the contemplated wells under a certain farmout agreement, the United States Department of the Interior, Minerals Management Service (MMS) required the Company's wholly-owned subsidiary, Blue Dolphin Exploration Company
     (BDEX), formerly Ivory Production Co., to provide additional security to ensure it could meet the future abandonment obligations associated with the Buccaneer Field. In February 1994, BDEX and the MMS agreed on the form of such security and the amount of the future obligations.

     As additional security for the future Buccaneer Field abandonment obligations, in February 1994, BDEX provided the MMS with a $700,000 supplemental surety bond. The bond will be fully funded over approximately a six year period, through the escrowing with the surety of $10,000 per month. Such escrow funding began in February 1994.

     Additionally, a sinking fund was established in 1994 wherein the greater of the net proceeds from the farmout agreement acreage or $250,000 annually will be set aside until a total of approximately $2,400,000 has been accumulated to meet end of lease abandonment and site clearance obligations. The Company estimates the remaining useful life of its major Buccaneer Field facilities to be in excess of ten years.

     In November 1993, a "turnkey" agreement was arranged with a third party contractor to physically plug and abandon certain wells and satellite platform facilities for which there was no further utility in future Buccaneer Field development. Work to abandon the facilities was completed in June 1994, at a cost of approximately $1,990,000. Vendor financing was provided under the agreement. Remaining payments of approximately $548,000 are payable during 1996 and are included in the current portion of accrued abandonment costs.

     In July 1994, BDEX entered into a Regional 3-D Seismic Data Acquisition and Purchase Agreement with a third party provider of seismic data which provides BDEX access to the third party's 3-D and 2-D seismic data base. BDEX's minimum commitment during the five-year term of the agreement is $1,500,000.

     (11)  BUSINESS SEGMENT INFORMATION

     The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. Intersegment revenues consist of transportation, processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the pipeline and pipeline system. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                                             Operating                            Depletion,
                                                            Intersegment       income        Identifiable      depreciation and
                                             Revenues         revenues        (loss)(1)         assets          amortization(2)
                                             --------       ------------     ----------      ------------      ----------------
     Year ended December 31, 1995:
       Oil and gas exploration
         and production                    $ 1,229,283             --          (470,115)       16,873,765           357,501
       Pipeline operations                   3,965,293          71,523        1,783,416         2,156,380           180,918
       Consolidated                          5,123,053                          832,597        25,069,178           619,586
                                             =========      ==========        =========        ==========         =========
     Year ended December 31, 1994:
       Oil and gas exploration
         and production                    $ 1,775,300                          (34,273)       14,774,449           443,563
       Pipeline operations                   5,122,238         104,773        2,681,451         2,557,582           218,715
       Consolidated                          6,792,765                        2,091,406        20,759,338           732,719
                                             =========      ==========        =========        ==========         =========
     Year ended December 31, 1993:
       Oil and gas exploration
         and production                    $ 2,017,140                          232,610        14,798,913           463,303
       Pipeline operations                   3,303,956         100,766        1,297,082         2,644,455           554,961
       Consolidated                          5,220,330                        1,014,168        21,351,080         1,029,067
                                             =========      ==========        =========        ==========         =========

     (1) Consolidated income from operations includes $328,013, $380,558, and $403,955 in unallocated general and administrative expenses and unallocated depletion, depreciation and amortization of $81,168, $70,441, and $10,803 for the years ended December 31, 1995, 1994 and 1993, respectively.

     (2) Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $33,970, $39,420 and $360,000 for each of the years ended December 31, 1995, 1994 and 1993, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $51,898, $33,760, and $58,490 for the years ended December 31, 1995, 1994 and 1993, respectively.


     See the supplemental disclosures for oil and gas producing activities for discussion of capitalized costs incurred for oil and gas production operations. Capital expenditures of $603,181 were incurred for pipeline operations for the year ended December 31, 1995.

     The Company's primary market area is the Texas Gulf Coast region of the United States. The Company has a concentration of credit risk with customers in the energy and chemical industries. The Company's customers may be similarly affected by changes in economic, regulatory or other factors. Trade receivables are generally not collateralized; however, the Company's customers' historical and future credit positions are thoroughly analyzed prior to extending credit. Revenues from major customers exceeding 10% of segment revenues were as follows for the periods indicated:

                                                Oil and gas
                                                 sales and          Pipeline
                                               operating fees      operations       Total
                                               --------------      ----------     ---------
     Year ended December 31, 1995:
        Apache Oil Corp.                      $    395,321           779,432      1,174,753
        The Coastal Corporation                     46,218           922,096        968,314
        The Dow Chemical Company                   645,727            97,930        743,657
        The Louisiana Land and Exploration Co.         --            453,036        453,036
                                                 =========         =========      =========

     Year ended December 31, 1994:
        The Dow Chemical Company               $ 1,073,324           137,709      1,211,033
        Apache Oil Corp.                           362,630           711,653      1,074,283
        Seagull Energy Corporation                     --            873,088        873,088
        The Coastal Corporation                     65,567           729,576        795,143
        Houston Exploration Company                    --            558,156        558,156
                                                 =========         =========      =========
     Year ended December 31, 1993:
        The Dow Chemical Company               $ 1,345,346               --       1,345,346
        The Louisiana Land and Exploration
             Company                                   --            578,560        578,560
        The Coastal Corporation                     78,874           422,746        501,620
                                                 =========         =========      =========


     (12)  ACQUISITIONS

     In March 1995, the Company acquired Petroport, L.C. Petroport, L.C. held proprietary technology, represented by certain patents issued and or pending, associated with the development and operation of an offshore deepwater crude oil and products port and storage facility. The form of the transaction was a merger of Petroport, L.C. into Petroport, Inc., a wholly-owned subsidiary of the Company.

     Consideration paid included $150,000 cash and future consideration contingent upon the successful development and operation of the primary Petroport facility, planned for the western Gulf of Mexico off the Texas coast. The contingent consideration includes $350,000 to be paid when the Company obtains funding for the licensing and permitting phase of the project and 9,000,000 shares of Company common stock, with issuance dependent upon successful completion of the facility and maintaining a prespecified throughput volume. The Company will continue to capitalize all costs associated with Petroport and will not begin amortizing the costs until the Petroport facility is placed into service.


     (13)  SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

     The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission
     (SEC) and Statement of Financial Accounting Standards No. 69 Disclosures About Oil and Gas Producing Activities (Statement 69).

     At December 31, 1995, the Buccaneer Field accounted for 100% of the Company's future net cash flows from proved reserves.

     The timing and amount of the estimated future development costs may significantly increase or decrease the Company's total proved and proved developed reserve volumes, the Standardized Measure of Discounted Future Net Cash Flows, and the components and changes therein.

     ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

     Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and natural gas reserves for the periods indicated, as estimated by the Company's independent petroleum engineer, Gerald W. DuPont Enterprises, Inc. All of the Company's reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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


                                                         Oil         Gas
           Quantity of Oil and Gas Reserves             (Bbls)      (Mcf)
           --------------------------------             ------      -----

      Total proved reserves at December 31, 1992        440,249   33,024,870

      Revisions to previous estimates                  (212,289)   5,295,906
      Production                                         (3,666)    (554,346)
                                                      ---------   ----------
      Total proved reserves at December 31, 1993        224,294   37,766,430
                                                      ---------   ----------
      Revisions to previous estimates                   (25,098)  (3,800,747)
      Production                                         (3,791)    (490,587)
                                                      ---------   ----------
      Total proved reserves at December 31, 1994        195,405   33,475,096
                                                      ---------   ----------
      Revisions to previous estimates                     9,088      (51,572)
      Production                                         (2,327)    (326,388)
                                                      ---------   ----------
      Total proved reserves at December 31, 1995        202,166   33,097,136
                                                      =========   ==========
      Proved developed reserves:
        December 31, 1995                               126,088   19,973,190
        December 31, 1994                               119,327   20,351,150
        December 31, 1993                               148,216   24,642,484
                                                      =========   ==========

     CAPITALIZED COSTS OF OIL AND
       GAS PRODUCING ACTIVITIES

     The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of the dates indicated.

                                                                 December 31,
                                                             ------------------
                                                           1995              1994
                                                           ----              ----
      Unproved properties not being amortized       $   2,402,796           103,449
      Proved properties being amortized                18,158,443        18,156,320
      Less accumulated depletion,
       depreciation and amortization                    3,687,474         3,381,871
                                                       ----------        ----------
             Net capitalized costs                  $  16,873,765        14,877,898
                                                       ==========        ==========
      Accrued offshore platform and
         well abandonment costs                     $   1,262,908         1,888,580
                                                       ==========         =========

     The Company is attempting to sell leases which make up unproved properties not being amortized, and expects such sales to occur during the year ended December 31, 1996.

     COSTS INCURRED IN OIL AND
       GAS PRODUCING ACTIVITIES

     The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the periods indicated.

                                                              December 31,
                                                 -------------------------------------
                                                   1995           1994          1993
                                                   ----           ----          ----
        Property acquisition costs -
           unproved properties                 $ 2,402,796        103,449         --
        Exploration costs                              --         136,290      45,701
        Development costs                              349        249,050     306,751
                                                 ---------      ---------   ---------
                                               $ 2,403,145        488,789     352,452
         Amortization expense per Mcf
            equivalent produced                $      1.05            .86         .80
                                                 =========      =========   =========

     STANDARDIZED MEASURE OF DISCOUNTED
       FUTURE NET CASH FLOWS

     The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of:

                                                              December 31,
                                                     -------------------------------
                                                         1995                1994
                                                         ----                ----
        Future cash inflows                        $ 63,264,355          61,759,797
        Future development costs                     (9,935,722)         (9,950,732)
        Future production costs                     (14,136,174)        (14,238,221)
                                                     ----------          ----------
        Future net cash inflows
         before income taxes                         39,192,459          37,570,844
        Future income taxes                         (11,293,210)         (9,700,652)
                                                     ----------          ----------
        Future net cash flows                        27,899,249          27,870,192
        10% discount factor                         (13,620,440)        (12,661,504)
                                                     ----------          ----------
             Standardized measure of discounted
               future net cash inflows             $ 14,278,809          15,208,688
                                                     ==========          ==========

     Future net cash flows at each year end, as reported in the above schedule, were determined by summing the estimated annual net cash flows computed by: (1) multiplying estimated quantities of proved reserves to be produced during each year by current prices (at December 31, 1995, such prices were $18.25 per barrel of oil and $1.80 per Mcf of gas) and (2) deducting estimated expenditures to be incurred during each year to develop and produce the proved reserves (based on current costs). Income taxes were computed by applying year-end statutory rates to pretax net cash flows, reduced by the tax basis of the properties and available net operating loss carryforwards. The annual future net cash flows were discounted, using a prescribed 10% rate, and summed to determine the standardized measure of discounted future net cash flows.

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


     Principal changes in the Standardized Measure of Discounted Future Net Cash Flows attributable to the Company's proved oil and gas reserves for the periods indicated are as follows:

                                                                   December 31,
                                                          ----------------------------
                                                         1995           1994           1993
                                                         ----           ----           ----
     Sales and transfers, net of production costs    $ (397,517)       (47,212)      (415,925)
     Net change in estimated future development
       costs                                              7,222        840,437       (650,266)
     Net change in income taxes                      (1,201,592)     7,453,049     (1,902,960)
     Revisions in previous quantity estimates             1,734     (3,147,268)     4,325,304
     Net changes in sales and transfer prices,
       net of production costs                       (2,502,045)   (13,437,157)     3,751,721
     Accretion of discount                            1,838,675      3,471,079      2,882,229
     Change in production rates (timing)
       and other                                      1,323,644     (4,003,917)    (4,004,564)
                                                     ----------     ----------     ----------
          Net change                                 $ (929,879)    (8,870,989)     3,985,539
                                                     ==========     ==========     ==========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                   Selected Quarterly Financial Data


                                March 31,    June 30,     September 30,  December 31,
QUARTER ENDED                     1995         1995           1995          1995
------------------------------------------------------------------------------------
Revenues                     $ 1,478,603   $ 1,581,048    $ 1,154,390   $  909,012

Operating Earnings               356,484       464,225         77,572      (65,684)

Net Income (1)                   131,866       197,352      7,123,712      (97,244)

Earnings available
  to common
  stockholders                    59,065       124,551      7,050,911     (170,045)

Earnings per primary
  common share                     0.001         0.003          0.148       (0.005)

Earnings per fully
  diluted common share               --            --           0.112          --

-----------------------------------------------------------------------------------
                                March 31,    June 30,     September 30,  December 31,
QUARTER ENDED                     1994         1994           1994          1994
------------------------------------------------------------------------------------

Revenues                     $ 1,710,046   $ 1,850,487    $ 1,795,862   $ 1,436,370

Operating Earnings               542,407       714,683        566,701       267,615

Net income before
  extraordinary item             242,267       345,208        255,363        87,821

Net Income                       858,962       345,208        255,363        83,166

Earnings available
  to common
  stockholders                   786,161       272,407        182,562        10,365

Earnings per primary
  common share                     0.016         0.006          0.004            --

Earnings per fully
  diluted common share             0.014         0.005            --             --
-----------------------------------------------------------------------------------

(1) Net income for the quarter ended September 30, 1995 included a pre-tax gain of $8,693,228 from the sale of assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.
                             PART III

   In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Registrant will file with the Securities and Exchange Commission not later than 120 days after December 31, 1995, a definitive proxy statement pursuant to Regulation 14A involving the election of Directors. Reference is made to the sections of such proxy statement entitled "Ownership of Securities", "Election of Directors", "Executive Compensation" and "Transactions With Related Persons", which sections of such proxy statement are incorporated herein.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

         (a)   1.   Financial Statements and Supplementary Data:

           Consolidated Balance Sheets, at December 31, 1995 and 1994.

           Consolidated Statements of Operations, for the years ended December 31, 1995, 1994, and 1993.

           Consolidated Statements of Stockholders' Equity, for the years ended December 31, 1995, 1994, and 1993.

           Consolidated Statements of Cash Flows, for the years ended December 31, 1995, 1994, and 1993.

           Notes to Consolidated Financial Statements.

           Supplementary Data - Unaudited Selected Quarterly Financial Data.


     (a)   3.Exhibits:

           NO.       DESCRIPTION

           3.1  (1)  Certificate of Incorporation of the Company

           3.2 (2) Certificate of Correction to the Certificate of Incorporation of the Company dated June 30, 1987

           3.3 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated June 30, 1987

           3.4 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated December 11, 1989

           3.5 (2) Certificate of Stock Designation of the Company dated December 11, 1989

           3.6 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated December 14, 1989

           3.7  (2)  Bylaws of the Company

           4.1 (2) Specimen Certificate of Blue Dolphin Energy Company Preferred Stock

           4.2 (2) Specimen Certificate of Blue Dolphin Energy Company Common Stock

           4.3  (4)  Specimen Form of Warrant Certificate

        * 10.3  (5)  Blue Dolphin Energy Company 1985 Employee Stock
                     Option Plan

         10.11  (3)  Gas Purchase Agreement between Dow Chemical Company and Ivory Production Co. dated May 1, 1991

         10.18 Form of Consulting Agreement between Blue Dolphin Services Co. and Columbus Petroleum Ltd., dated July 1, 1995

         10.22  (4)  Equipment acquisition lease between MEI Mission
                     Energy, Inc., and Banc One Leasing Corporation, dated November 23, 1993

         10.23  (4)  Loan Agreement by and among Blue Dolphin Energy
                     Company, Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. dba MEI Mission Energy, Inc., Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N. A., dated January 14, 1994

         10.24  (5)  Plan and Agreement of Merger between Petroport,
                     L.C. and Blue Dolphin Acquisition Company dated
                     March 8, 1995

         10.25 First Amendment to Loan Agreement dated January 14, 1994 by and among Blue Dolphin Energy Company, Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. d/b/a MEI Mission Energy, Inc., Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N.A., dated February 7, 1995

         10.26 Second Amendment to Loan Agreement dated January 14, 1994 by and among Blue Dolphin Energy Company, Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. d/b/a MEI Mission Energy, Inc., Blue Dolphin Exploration Company, previously known as Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N. A., dated December 22, 1995

         10.27 Asset Purchase Agreement by and among Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co. and Mission Energy, Inc. as Sellers and CoEnergy
                     Offshore Pipeline & Processing Company, as
                     Purchaser dated as of August 31, 1995.

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

(5) Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1994 under the Securities and Exchange Act of 1934, dated March 28, 1995.

*    Management Compensation Plan.


           (b)  Reports on Form 8-K

                Form 8-K/A dated November 8, 1995, relating to the sale of a one-third interest in the Blue Dolphin Pipeline System effective August 1, 1995.

           (c)    Exhibit Index

                  (1) Form of Consulting Agreement between Blue Dolphin Services Co. and Columbus Petroleum Ltd., dated July 1, 1995

                  (2) First Amendment to Loan Agreement dated January 14, 1994 by and among Blue Dolphin Energy Company, Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. d/b/a MEI Mission Energy, Inc., Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N.A., dated February 7, 1995

                  (3) Second Amendment to Loan Agreement dated January 14, 1994 by and among Blue Dolphin Energy Company, Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. d/b/a MEI Mission Energy, Inc., Blue Dolphin Exploration Company, previously known as Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N. A., dated December 22, 1995

                  (4) Asset Purchase Agreement by and among Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co. and Mission Energy, Inc. as Sellers and CoEnergy Offshore Pipeline & Processing Company, as Purchaser dated as of August 31, 1995.

                  (5)  List of Subsidiaries of the Company

                  (6) Consent of Gerald W. DuPont Enterprises, Inc., independent petroleum engineers

                  (7)  Financial Data Schedule



                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BLUE DOLPHIN ENERGY COMPANY
                               (Registrant)


                               By:Michael J. Jacobson
                                  Michael J. Jacobson, President
                                  (principal executive officer)

                               Date:  March 26, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       SIGNATURE                 TITLE                   DATE



Michael J. Jacobson          President (principal         March 26, 1996
Michael J. Jacobson          executive officer)



G. Brian Lloyd               Treasurer/Secretary          March 26, 1996
G. Brian Lloyd



Ivar Siem                    Chairman                     March 26, 1996
Ivar Siem



Harris A. Kaffie             Director                     March 26, 1996
Harris A. Kaffie



Daniel B. Porter             Director                     March 26, 1996
Daniel B. Porter



Michael S. Chadwick          Director                     March 26, 1996
Michael S. Chadwick



Christian Hysing-Dahl        Director                     March 26, 1996
Christian Hysing-Dahl