Form 10-Q
period 1996-03-31
BLUE DOLPHIN ENERGY CO
filed 1996-05-15
CIK 793306

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended:
                             MARCH 31, 1996

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

      52,000,317 SHARES $.01 PAR VALUE OUTSTANDING OR IN THE PROCESS OF DISTRIBUTION AT MAY 14, 1996 (INCLUDES 16,575,578 SHARES ISSUABLE FOR WARRANTS EXERCISED ON APRIL 30, 1996, WHICH SHARES ARE IN THE PROCESS OF DISTRIBUTION)

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

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS




                                                 March 31,      December 31,
                                                   1996            1995
                                                ----------      ------------
                                                (Unaudited)

                         ASSETS

Current Assets:
 Cash                                         $  1,193,362    $  2,748,467
 Trade accounts receivable                         779,711         860,691
 Crude oil inventory                                17,858          19,180
 Prepaid expenses                                  103,818          72,824
 Current deferred taxes                            129,891         173,188
                                                ----------      ----------
                Total Current Assets             2,224,640       3,874,350

Property and Equipment, at cost, using full
 cost method for oil and gas properties,
 including $2,402,796 at March 31, 1996 and
 December 31, 1995, of leases expected to be
 sold in 1996                                   23,629,315      23,335,378

  Accumulated depletion, depreciation
    and amortization                            (4,343,659)     (4,267,431)
                                                ----------      ----------
                                                19,285,656      19,067,947

Land                                             1,133,333       1,133,333

Other Assets                                     1,069,832         993,548
                                                ----------      ----------
               Total Assets                   $ 23,713,461    $ 25,069,178
                                                ==========      ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable                             $    971,455    $  1,008,251
 Oil and gas lease bonus payable                        --       1,375,488
 Current portion of long-term debt                  10,000              --
 Current portion of accrued abandonment costs      426,319         547,948
 Other liabilities and accrued expenses             46,144          32,871
 Accrued income taxes payable                      266,660         250,100
                                                ----------      ----------
              Total Current Liabilities          1,710,578       3,214,658


Long-Term Debt, less current portion                    --          10,000

Accrued Abandonment Costs, less current portion  1,259,120       1,242,615

Deferred income taxes                              772,858         756,602

Dividends Payable on Preferred Stock             1,820,447       1,747,646

Cumulative Convertible Preferred Stock           1,456,048       1,456,048
Common Stock                                       353,247         353,247
Additional Paid-in Capital                      14,163,661      14,163,661
Accumulated Earnings since January 1, 1990       2,167,502       2,124,701
                                                ----------      ----------
                Total Liabilities and
                Stockholders' Equity           $23,713,461    $ 25,069,178
                                                ==========      ==========


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                      Three Months
                                                     Ended March 31,
                                                  1996            1995
                                                --------        --------

Revenue from operations:
 Pipeline operations                         $    801,092    $  1,185,208
 Oil and gas sales and operating fees             266,265         293,395
                                               ----------      ----------
      REVENUE FROM OPERATIONS                   1,067,357       1,478,603

Cost of operations:
 Pipeline operating expenses                      220,268         281,964
  Lease operating expenses                        180,236         247,125
 Repair and maintenance costs                      49,588          80,971
 Depletion, depreciation, and amortization        132,070         152,622
                                               ----------      ----------
      COST OF OPERATIONS                          582,162         762,682
                                               ----------      ----------
                                                  485,195         715,921
Other income (expense):
 General and administrative                      (315,771)       (359,437)
 Interest expense                                  (4,205)       (146,217)
 Interest and other income                         24,186           3,780
                                               ----------      ----------
      INCOME BEFORE INCOME TAXES                  189,405         214,047

      Provision for income taxes                  (73,803)        (82,181)
                                               ----------      ----------
NET INCOME                                        115,602         131,866

Dividend requirements on preferred stock           72,801          72,801
                                               ----------      ----------
Net income applicable to common stockholders  $    42,801     $    59,065
                                               ==========      ==========

Net income per common share                   $     0.001     $     0.001
                                               ==========      ==========

Weighted average number of common shares and
  common share equivalents outstanding         48,980,027      47,167,138
                                               ==========      ==========


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                             Three Months
                                                           Ended March 31,
                                                      ------------------------
                                                        1996            1995

OPERATING ACTIVITIES
 Net income                                         $   115,602    $   131,866
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion, depreciation and amortization           132,070        152,622
     Charge in lieu of taxes                                --          67,931
     Deferred income tax expense                         59,553             --
     Changes in operating assets and liabilities:
        Decrease in trade accounts receivable            80,980         20,702
        (Increase) in crude oil inventory and
         prepaid expenses                               (29,672)      (274,701)
        (Decrease) in accounts payable and accrued
           expenses                                    (128,592)      (371,454)
                                                     ----------     ----------
                    NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES                229,941       (273,034)

INVESTING ACTIVITIES
 Oil and gas prospect generation costs               (1,435,061)            --
 Purchases of property and equipment                   (227,024)       (13,502)
 Investment in other assets                             (45,640)            --
 Exploration and development costs                      (27,552)          (800)
 Funds escrowed for abandonment costs                   (49,769)       (31,004)
                                                     ----------     ----------
                    NET CASH (USED IN)
                    INVESTING ACTIVITIES             (1,785,046)       (45,306)

FINANCING ACTIVITIES
 Payments on borrowings                                      --       (399,199)
 Proceeds from borrowings                                    --        500,000
 Net proceeds from capital funding                           --         13,886
                                                     ----------     ----------
                    NET CASH PROVIDED BY
                    FINANCING ACTIVITIES                     --        114,687
                                                     ----------     ----------
                    (DECREASE) IN CASH               (1,555,105)      (203,653)
CASH AT BEGINNING OF YEAR                             2,748,467        434,157
                                                     ----------     ----------

CASH AT MARCH 31,                                   $ 1,193,362    $   230,504
                                                     ==========     ==========
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest paid                                      $     4,205    $   144,129
                                                     ==========     ==========

 Income taxes paid                                  $        --    $        --
                                                     ==========     ==========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED
                             MARCH 31, 1996


EARNINGS PER COMMON SHARE

Fully diluted earnings per share have not been presented for the three months ended March 31, 1996 and 1995, because conversion of the preferred stock was antidilutive.

STOCKHOLDERS EQUITY

In April 1996, 16,575,578 warrants to purchase 16,575,578 shares of the Company's Common Stock at $.10 per share were exercised. Proceeds received by the Company from the exercise were $1,657,558.

If the warrants had been exercised on January 1, 1995 or January 1, 1996, there would have been no effect on earnings per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock- Based Compensation," was issued in October 1995. SFAS No. 123 addresses the timing and measurement of stock-based compensation expense. The Company adopted SFAS No. 123 on January 1, 1996, with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of Accounting Principles Board opinion No. 25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included in Item 1. of this report.

FINANCIAL CONDITION

At March 31, 1996, the Company's working capital (current assets less current liabilities) was $514,062, representing a decrease in working capital of $145,630 as compared with working capital of $659,692 at December 31, 1995. Pursuant to the rules of the full cost method of accounting for oil and gas properties, $2,402,796 of lease acquisition costs associated with the Company's oil and gas prospect generation activities, which the Company expects to recover in 1996 through sale of prospects, are excluded from working capital at December 31, 1995 and March 31, 1996.

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. The borrowing base and reducing amount are redetermined semi-annually. Effective December 1, 1995 the borrowing base was adjusted to $3,335,000, reducing by $155,000 per month beginning January 1, 1996. Maturity date is January 14, 1997, when the then outstanding principal balance, if any, is due and payable. The current outstanding balance under the credit facility is $10,000. The Company intends to maintain the credit facility beyond the current maturity date and has requested a multi-year renewal and extension of the facility. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios.

In April 1996, warrants to purchase Company Common Stock at $0.10 per share were exercised. The Company received proceeds of $1,657,558 and is in the process of issuing 16,575,578 shares of Common Stock in exchange for such payment. There are no outstanding warrants remaining.

During 1995, an existing Blue Dolphin Pipeline System shipper drilled and completed three new oil wells. The Company modified its onshore liquids handling facilities to accommodate receipt of the additional liquids throughput. The cost associated with the onshore modifications, completed in January 1996, was approximately $700,000 ($633,000 to the Company's interest).

Offshore activity in the vicinity of the Blue Dolphin Pipeline has remained active. The Company is aggressively competing to attract a new discovery in the vicinity of the pipeline to its pipeline system. A tie-in decision is expected during the second quarter 1996, with production operations expected to commence during the third quarter 1996. Development drilling and well workovers on two blocks currently tied-in to the Blue Dolphin Pipeline System have recently been completed. Additional production from the first block began in February 1996, and production from the second block is expected to commence in May 1996.

In April 1996, the Company reperforated a currently producing well in its Buccaneer Field, resulting in a moderate increase in production. Additional work in the well is planned in 1996, with the objective to further increase production. The Company is evaluating application of horizontal drilling and new completion techniques to existing shut-in wells in the Field. If feasible, initial application of these recovery methods could commence during the later half of 1996.

The Company's 3-D seismic based offshore oil and gas exploration prospect generation program has identified four lease blocks in the High Island Area of the Western Gulf of Mexico prospective for oil and gas. Approximately $2,000,000 has been invested to acquire the necessary acreage for further prospect development, in addition to costs of approximately $400,000 associated with technical development of the prospects.

Through April 1996, the Company has received third party commitments for the purchase of one of the prospect blocks, and has sold a 25% interest in each of the three remaining prospective lease blocks. Sale of the remaining interests in each block is being aggressively pursued as well as developing third party program underwriting to support future prospect development activities.

Development of the Petroport deepwater port and offshore storage facility project has focused on pre-licensing activities and certain specific regulatory issues. Major pre-licensing activities include: development of support for the project from both Federal and State agencies that have jurisdiction over or impact deepwater port licensing, construction and operation; development of the facility's commercial profile; development of the engineering design and capital and operating cost estimates; development of the cost of obtaining the necessary license and permits; and development of a financing strategy.

It is currently estimated that pre-licensing costs will total between $1,000,000 - $1,250,000. A financing strategy will be developed during 1996 addressing funding requirements for both the remaining pre-licensing activities and the actual licensing and permitting process. Total cost of the facility is currently estimated at approximately $500 million.

The Company expects the Petroport deepwater port license application and associated permit requests will be submitted in 1997, with operations commencing in the year 2000.

In general, the Company believes that it has or can obtain adequate capital resources and liquidity to continue to meet its anticipated business requirements.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1996, ("current period") represents a decrease of $16,264 or 12%, compared to net income of $131,866 reported for the corresponding period of the previous year ("previous period").


REVENUES:

Revenues for the current period decreased by $411,246 or 28% to $1,067,357 compared to revenues of $1,478,603 reported for the previous period.

Revenues from pipeline operations decreased by $384,116 or 32% during the current period. Gas transportation revenues decreased by $370,508 due to a 29% reduction in gas transportation volumes which resulted in a $156,521 reduction in revenues and the sale of a one-third interest in the Blue Dolphin Pipeline System effective August 1, 1995 (the "Pipeline Sale"), which resulted in a $200,560 reduction in revenues.


COSTS AND EXPENSES:

Pipeline operating expenses for the current period decreased by $61,696 from those of the previous period. The decrease was due primarily to the Pipeline Sale resulting in a reduction of expenses of $108,145, partially offset by an increase in expenses associated with transporting increased liquids volumes, incurred prior to the completion of onshore pipeline system modifications designed to lower the operating costs of handling the increased liquids throughput.

Lease operating expenses decreased $66,889 in the current period from those of the previous period. The decrease is due to cost reductions for chemicals and other operating supplies realized in the current period.

Repair and maintenance costs for the current period decreased by $31,383 due primarily to costs totalling approximately $40,000 incurred in the prior period for repairs to the Company's offshore production facilities.

Depletion, depreciation, and amortization expense for the current period decreased by $20,552 compared to the previous period, due primarily to a decrease of approximately $12,000 in depreciation resulting from the Pipeline Sale.

General and administrative expenses decreased $43,666 in the current period. The decrease is primarily due to the Pipeline Sale.

Interest expense decreased in the current period by $142,012 as a result of the Company retiring substantially all of its bank debt in August 1995, upon consummation of the Pipeline Sale.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          The Company's definitive Proxy Statement, dated April 12, 1996, for the Annual Meeting of Stockholders is incorporated by reference herein.


ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

        A)   Exhibits - None

        B)   Form 8-K - None


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              By:  BLUE DOLPHIN ENERGY COMPANY


Date:  May 13, 1996
                              Michael J. Jacobson
                              Michael J. Jacobson
                              President and Chief Executive Officer


                              G. Brian Lloyd
                              G. Brian Lloyd
                              Secretary and Treasurer