Form 10-Q
period 1996-06-30
BLUE DOLPHIN ENERGY CO
filed 1996-08-14
CIK 793306

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended:          JUNE 30, 1996

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

                            YES   X    NO
                                -----     -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      52,026,984 shares $.01 par value outstanding at August 13, 1996
      ---------------------------------------------------------------

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

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS




                                                    June 30,    December 31,
                                                      1996         1995
                                                   ---------    -----------
                                                  (Unaudited)
                         ASSETS

Current Assets:
 Cash                                             $  2,305,047   $  2,748,467
 Trade accounts receivable                             947,934        860,691
 Crude oil inventory                                    34,640         19,180
 Prepaid expenses                                      128,725         72,824
 Current deferred taxes                                     --        173,188
                                                    ----------     ----------
                Total Current Assets                 3,416,346      3,874,350

Property and Equipment, at cost, using full
 cost method for oil and gas properties, including
   $1,902,995 at June 30, 1996 and $2,402,796 at
   December 31, 1995, of leases expected to be
    sold in 1996 and 1997                           23,485,801     23,335,378
  Accumulated depletion, depreciation
    and amortization                                (4,420,362)    (4,267,431)
                                                    ----------     ----------
                                                    19,065,439     19,067,947

Land                                                 1,133,333      1,133,333

Escrow for abandonment costs                           831,487        569,861

Other Assets                                           492,811        423,687
                                                    ----------     ----------
               Total Assets                       $ 24,939,416   $ 25,069,178
                                                    ==========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable                                 $    902,215   $  1,008,251
 Oil and gas lease bonus payable                            --      1,375,488
 Current portion of accrued abandonment costs               --        547,948
 Other liabilities and accrued expenses                 54,493         32,871
 Accrued income taxes payable                          237,688        250,100
                                                    ----------     ----------
              Total Current Liabilities              1,194,396      3,214,658


Long-Term Debt, less current portion                    10,000         10,000

Accrued Abandonment Costs, less current portion      1,276,987      1,242,615

Deferred Income Taxes                                  702,587        756,602

Dividends Payable on Preferred Stock                 1,893,248      1,747,646

Cumulative Convertible Preferred Stock               1,456,048      1,456,048
Common Stock                                           520,003        353,247
Additional Paid-in Capital                          15,675,713     14,163,661
Accumulated Earnings since January 1, 1990           2,210,434      2,124,701
                                                    ----------     ----------
               Total Liabilities and
               Stockholders' Equity               $ 24,939,416   $ 25,069,178
                                                   ===========    ===========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                          Three Months
                                                          Ended June 30,
                                                      1996            1995
                                                   ----------      ----------


Revenue from operations:
 Pipeline operations                              $    798,690   $  1,229,277
 Oil and gas sales and operating fees                  259,586        351,771
                                                    ----------     ----------
      REVENUE FROM OPERATIONS                        1,058,276      1,581,048

Cost of operations:
 Pipeline operating expenses                           207,450        313,840
  Lease operating expenses                             158,688        178,418
 Repair and maintenance costs                           89,934         95,670
 Depletion, depreciation, and amortization             113,381        166,436
                                                    ----------     ----------
      COST OF OPERATIONS                               569,453        754,364
                                                    ----------     ----------
                                                       488,823        826,684
Other income (expense):
 General and administrative                           (324,469)      (362,459)
 Interest expense                                       (9,382)      (155,638)
 Interest and other income                              34,631          4,681

      INCOME BEFORE INCOME TAXES                       189,603        313,268

      Provision for income taxes                       (73,870)      (115,916)
                                                    ----------     ----------
NET INCOME                                             115,733        197,352

Dividend requirements on preferred stock                72,801         72,801
                                                    ----------     ----------
Net income applicable to common stockholders      $     42,932   $    124,551
                                                    ==========     ==========

Net income per common share                       $      0.001   $      0.003
                                                    ==========     ==========

Weighted average number of common shares and
  common share equivalents outstanding              47,935,067     46,659,352
                                                    ==========     ==========


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                            Six Months
                                                          Ended June 30,
                                                      1996            1995
                                                    ---------     -----------


Revenue from operations:
 Pipeline operations                              $  1,599,782   $  2,414,485
 Oil and gas sales and operating fees                  525,851        645,166
                                                    ----------     ----------
      REVENUE FROM OPERATIONS                        2,125,633      3,059,651

Cost of operations:
 Pipeline operating expenses                           427,718        595,804
  Lease operating expenses                             338,924        425,543
 Repair and maintenance costs                          139,522        176,641
 Depletion, depreciation, and amortization             245,451        319,058
                                                    ----------     ----------
      COST OF OPERATIONS                             1,151,615      1,517,046
                                                    ----------     ----------
                                                       974,018      1,542,605
Other income (expense):
 General and administrative                           (640,240)      (721,896)
 Interest expense                                      (13,587)      (301,855)
 Interest and other income                              58,817          8,461

      INCOME BEFORE INCOME TAXES                       379,008        527,315

      Provision for income taxes                      (147,673)      (198,097)
                                                    ----------     ----------
NET INCOME                                             231,335        329,218

Dividend requirements on preferred stock               145,602        145,602
                                                    ----------     ----------

Net income applicable to common stockholders      $     85,733   $    183,616
                                                    ==========     ==========

Net income per common share                       $      0.002   $      0.004
                                                    ==========     ==========

Weighted average number of common shares and
  common share equivalents outstanding              48,457,547     46,914,141
                                                    ==========     ==========



              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                  Six Months
                                                                Ended June 30,
                                                               ---------------
                                                           1996             1995
                                                        ---------       ----------
OPERATING ACTIVITIES
 Net income                                          $    231,335     $    329,218
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion, depreciation and amortization             245,451          319,058
     Charge in lieu of taxes                                   --          169,597
     Deferred income tax expense                          119,173               --
     Changes in operating assets and liabilities:
        (Increase) Decrease in trade accounts
           receivable                                     (87,243)           4,851
        (Increase) in crude oil inventory and prepaid
           expenses                                       (71,361)         (97,821)
        (Decrease) in accounts payable and accrued
           expenses                                      (644,649)        (541,176)
                                                       ----------       ----------

                    NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES                 (207,294)         183,727

INVESTING ACTIVITIES
 Oil and gas prospect generation costs                 (1,155,795)              --
 Purchases of property and equipment                     (339,352)         (75,155)
 Investment in other assets                              (107,185)        (217,084)
 Exploration and development costs                        (50,976)          (1,280)
 Funds escrowed for abandonment costs                    (261,626)         (63,217)
                                                       ----------       ----------
                    NET CASH (USED IN)
                    INVESTING ACTIVITIES               (1,914,934)        (356,736)

FINANCING ACTIVITIES
 Payments on borrowings                                        --         (751,849)
 Proceeds from borrowings                                      --          925,000
 Net proceeds from capital funding                      1,678,808           90,824
                                                       ----------       ----------
                    NET CASH PROVIDED BY
                    FINANCING ACTIVITIES                1,678,808           263,975
                                                       ----------       -----------

             INCREASE (DECREASE) IN CASH                 (443,420)           90,966

CASH AT BEGINNING OF YEAR                               2,748,467           434,157

CASH AT JUNE 30,                                     $  2,305,047     $     525,123
                                                       ==========       ===========

SUPPLEMENTARY CASH FLOW INFORMATION

 Interest paid                                       $     13,587     $     301,289
                                                       ==========       ===========

 Income taxes paid                                   $     46,365     $      37,600
                                                       ==========       ===========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED
                             JUNE 30, 1996


EARNINGS PER COMMON SHARE

Fully diluted earnings per share have not been presented for 1996 and 1995, because conversion of the preferred stock was antidilutive.

STOCKHOLDERS EQUITY

In April 1996, 16,575,578 warrants to purchase 16,575,578 shares of the Company's Common Stock at $.10 per share were exercised. Proceeds received by the Company from the exercise were $1,657,558. There are no outstanding warrants remaining.

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

DEPLETION, DEPRECIATION AND AMORTIZATION

Effective January 1, 1996, the Company extended the estimated useful lives of its pipelines and related shore facilities, which lives are used to determine the rates at which provision of depreciation and abandonment expenses are calculated. The change in the estimated useful lives of the pipelines and related shore facilities has resulted in a decrease in depletion, depreciation and amortization of $23,794 for the six months ended June 30, 1996.

LONG-TERM DEBT

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. Bank One is currently in the process of documenting an extension of the maturity date of the facility from January 14, 1997 to January 14, 2000.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Condensed Consolidated Financial Statements included in Item 1. of this report.

FINANCIAL CONDITION

At June 30, 1996, the Company's working capital (current assets less current liabilities) was $2,221,950, representing an increase of $1,562,258 as compared with working capital of $659,692 at December 31, 1995. The increase in working capital was a result of the exercise of warrants to purchase Company Common Stock in April 1996. The Company received cash of $1,657,558 and issued 16,575,578 shares of Common Stock. Pursuant to the rules of the full cost method of accounting for oil and gas properties, $1,902,995 and $2,402,796 of lease acquisition costs associated with the Company's oil and gas prospect generation activities, which costs the Company expects to recover in 1996 and 1997 through sale of prospects, are excluded from working capital at June 30, 1996 and December 31, 1995, respectively.

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. Effective December 1, 1995, the borrowing base was adjusted to $3,335,000, reducing by $155,000 per month beginning January 1, 1996. The borrowing base is currently being redetermined. The borrowing base and reducing amount are redetermined semi-annually. Maturity date is January 14, 1997, when the then outstanding principal balance, if any, is due and payable. Bank One is currently in the process of documenting an extension of the facility maturity date from January 14, 1997 to January 14, 2000. The current outstanding balance under the credit facility is $10,000. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios.

Offshore activity in the vicinity of the Blue Dolphin Pipeline has remained active. The Company is currently negotiating agreements for provision of transportation and related services for a new discovery in the vicinity of the Blue Dolphin Pipeline. Production operations are expected to commence during late third quarter or early fourth quarter 1996.

In April 1996, the Company reperforated a currently producing well in the Buccaneer Field, resulting in a moderate increase in production. The Company is currently evaluating application of horizontal drilling and new completion techniques to existing shut-in wells in the Field. If feasible, additional drilling in the Field utilizing these recovery methods could commence in 1997.

The current focus of the Company's 3-D seismic based offshore oil and gas prospect generation program is the development of biddable prospects for the upcoming Federal Western Gulf of Mexico and Texas State Lease Sales in September and October 1996, respectively. Agreements are being negotiated with various partners to form a bidding group to participate in the above sales.

The Company purchased four lease blocks in the High Island Area of the Gulf of Mexico prospective for oil and gas in the last Federal Western Gulf of Mexico lease sale. Approximately $2,000,000 was invested to acquire the necessary acreage for further prospect development, in addition to costs of approximately $400,000 associated with technical development of the prospects. One of these prospective lease blocks was sold in June 1996. An unsuccessful well was drilled and has been plugged and abandoned. A 43.75% interest in each of the three remaining prospective lease blocks has been sold. Sale of the remaining interests in each block will be pursued after additional technical development of the prospects has been completed following the upcoming Federal and State lease sales.

Development of the Petroport deepwater port and offshore storage facility project has focused on pre-licensing activities and regulatory matters. Major pre-licensing activities include: development of support for the project from both Federal and State agencies that have jurisdiction over or impact deepwater port licensing, construction and operation; facility commercial profile development; development of the engineering design and capital and operating cost estimates; development of the cost estimate for obtaining the necessary license and permits; and development of a financing strategy.

It is currently estimated that pre-licensing costs will total between $1,000,000 - $1,250,000. A financing strategy will be developed addressing funding requirements for both the remaining pre-licensing activities and the actual licensing and permitting process. Total cost of the facility is currently estimated at approximately $500 million.

The Company expects to submit the Petroport deepwater port license application and associated permit requests in 1997, with operations commencing in the year 2000.

The Company believes that it has or can obtain adequate capital resources to continue to meet its anticipated business requirements.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1996, ("current period") represents a decrease of $97,883 or 30%, compared to net income of $329,218 reported for the corresponding period of the previous year ("previous period").


REVENUES:

Revenues for the current period decreased by $934,018 or 31% to $2,125,633 compared to revenues of $3,059,651 reported for the previous period.

Revenues from pipeline operations decreased by $814,703 or 34% due primarily to a decrease in gas transportation revenues of $461,693 resulting from a 30% reduction in gas transportation volumes and the sale of a one-third interest in the Blue Dolphin Pipeline System in August 1995 (the "Pipeline Sale"), which resulted in a $392,036 reduction in revenues.

Revenues from oil and gas sales and operating fees for the current period decreased by $119,315 from those of the previous period due primarily to a 23% reduction in gas sales volumes which resulted in a $105,457 decrease in revenues.


COSTS AND EXPENSES:

Pipeline operating expenses for the current period decreased by $168,086 from those of the previous period. The decrease was due primarily to a reduction of expenses of $213,399 resulting from the Pipeline Sale.
This reduction in costs was partially offset by an increase in expenses associated with transporting increased liquids volumes, incurred prior to the completion of onshore pipeline system modifications which were designed to lower the operating costs of handling the increased liquids throughput.

Lease operating expenses decreased $86,619 in the current period from those of the previous period. The decrease is due to cost reductions for chemicals and other operating supplies realized in the current period.

Repair and maintenance costs for the current period decreased by $37,119 due primarily to the Pipeline Sale.

Depletion, depreciation, and amortization expense for the current period decreased by $73,607 compared to the previous period, due to a decrease of approximately $55,247 in depreciation and amortization resulting from the Pipeline Sale, and a decrease of approximately $23,794 due to the effect on depreciation and amortization rates of extending the estimated useful lives of the pipelines and related shore facilities.

General and administrative expenses decreased $81,656 in the current period. The decrease is primarily due to the Pipeline Sale.

Upon consummation of the Pipeline Sale in August 1995, the Company retired substantially all of its bank debt. Elimination of the debt resulted in a decrease in interest expense in the current period of $288,268.

Investment of available cash from the Pipeline Sale and exercise of warrants resulted in a $50,356 increase in interest income in the current period.

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

                              By:  BLUE DOLPHIN ENERGY COMPANY



Date:  August 14, 1996        -------------------------------
                              Michael J. Jacobson
                              Michael J. Jacobson
                              President and Chief Executive Officer



                              -------------------------------
                              G. Brian Lloyd
                              G. Brian Lloyd
                              Secretary and Treasurer