Form 10-Q
period 1996-09-30
BLUE DOLPHIN ENERGY CO
filed 1996-11-14
CIK 793306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:	  SEPTEMBER 30, 1996

                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ..................to...................

Commission File Number:	        0-15905


                      BLUE DOLPHIN ENERGY COMPANY
         (Exact name of registrant as specified in its charter)

             Delaware	     	          73-1268729
(State or other jurisdiction of	       (I.R.S. Employer
incorporation or organization)	       Identification No.)

        Eleven Greenway Plaza, Suite 1606, Houston, Texas  77046
	(Address of principal executive offices)	(Zip Code)

                             (713)621-3993
          (Registrant's telephone number, including area code)

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

   52,053,651 shares $.01 par value outstanding at November 11, 1996


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

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30, December 31,
                                                                1996          1995
                                                             ------------  ------------
                                                             (Unaudited)
                           ASSETS
Current Assets:
   Cash                                                     $ 1,817,278   $ 2,748,467
   Trade accounts receivable                                    812,795       860,691
   Crude oil inventory                                           10,600        19,180
   Prepaid expenses                                              37,499        72,824
   Current deferred taxes                                           --        173,188
                                                             ----------    ----------
         Total Current Assets                                 2,678,172     3,874,350

Property and Equipment, at cost, using full cost
    method for oil and gas properties, including
    $1,902,995 at September 30, 1996 and $2,402,796 at
    December 31, 1995, of leases expected to be sold
    in 1996 and 1997                                         23,889,249    23,335,378
  Accumulated depletion, depreciation
    and amortization                                         (4,485,843)   (4,267,431)
                                                             ----------    ----------
                                                             19,403,406    19,067,947

Land                                                          1,133,333     1,133,333

Escrow for abandonment costs                                    896,815       569,816

Other Assets                                                    553,791       423,732
                                                             ----------    ----------
                        Total Assets                        $24,665,517   $25,069,178
                                                             ==========    ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                         $   707,119   $ 1,008,251
   Oil and gas lease bonus payable                                  --      1,375,488
   Current portion of accrued abandonment costs                  72,033       547,948
   Other liabilities and accrued expenses                         5,527        32,871
   Accrued income taxes payable                                 274,993       250,100
                                                             ----------    ----------
                 Total Current Liabilities                    1,059,672     3,214,658

Long-Term Debt, less current portion                             10,000        10,000

Accrued Abandonment Costs, less current portion               1,175,644     1,242,615

Deferred Income Taxes                                           688,271       756,602

Dividends Payable on Preferred Stock                          1,966,049     1,747,646

Cumulative Convertible Preferred Stock                        1,456,048     1,456,048
Common Stock                                                    520,530       353,247
Additional Paid-in Capital                                   15,679,458    14,163,661
Accumulated Earnings since January 1, 1990                    2,109,845     2,124,701
                                                             ----------    ----------
                   Total Liabilities and
                   Stockholders' Equity                     $24,665,517   $25,069,178
                                                             ==========    ==========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                            Three Months
                                                         Ended September 30,
                                                         1996          1995
                                                      ----------    ----------

Revenue from operations:
    Pipeline operations                             $   775,459   $   827,377
    Oil and gas sales and operating fees                181,718       327,013
                                                     ----------    ----------
                    REVENUE FROM OPERATIONS             957,177     1,154,390

Cost of operations:
    Pipeline operating expenses                         217,392       242,153
    Lease operating expenses                            146,359       225,385
    Repair and maintenance costs                        244,314       116,947
    Depletion, depreciation, and amortization            80,830       164,222
                                                     ----------    ----------
                    COST OF OPERATIONS                  688,895       748,707
                                                     ----------    ----------
                                                        268,282       405,683

Other income (expense):
    General and administrative                         (328,510)     (328,111)
    Interest expense                                     (2,962)     (103,822)
    Gain on sale of assets                                  --      8,809,114
    Interest and other income                            35,336        28,650
                                                     ----------    ----------
                 INCOME (LOSS) BEFORE INCOME TAXES      (27,854)    8,811,514

                 Provision for income taxes                  66    (1,687,802)
                                                     ----------    ----------
NET INCOME (LOSS)                                       (27,788)    7,123,712

Dividend requirements on preferred stock                 72,801        72,801
                                                     ----------    ----------
Net income (loss) applicable to common stockholders $  (100,589)  $ 7,050,911
                                                     ==========    ==========
Net income (loss) per common share                  $    (0.002)  $     0.148
                                                     ==========    ==========
Weighted average number of common shares and common
     share equivalents outstanding                   53,027,407    47,762,793
                                                     ==========    ==========

Net income per common share (fully diluted)                       $     0.112
                                                                   ==========
Weighted average number of common shares and dilutive
     common share equivalents outstanding                          63,657,649
                                                                   ==========


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                              Nine Months
                                                           Ended September 30,
                                                           1996          1995
                                                        ---------     ---------
Revenue from operations:
    Pipeline operations                               $ 2,375,241   $ 3,241,862
    Oil and gas sales and operating fees                  707,569       972,179
                                                       ----------    ----------
                    REVENUE FROM OPERATIONS             3,082,810     4,214,041

Cost of operations:
    Pipeline operating expenses                           645,110       837,957
    Lease operating expenses                              485,283       650,928
    Repair and maintenance costs                          383,836       293,588
    Depletion, depreciation, and amortizatio              326,281       483,280
                                                       ----------    ----------
                    COST OF OPERATIONS                  1,840,510     2,265,753
                                                       ----------    ----------
                                                        1,242,300     1,948,288

Other income (expense):
    General and administrative                           (968,750)   (1,050,007)
    Interest expense                                      (16,549)     (405,677)
    Gain on sale of assets                                  4,397     8,809,114
    Interest and other income                              89,756        37,111
                                                       ----------    ----------
                    INCOME BEFORE INCOME TAXES            351,154     9,338,829

                    Provision for income taxes           (147,607)   (1,885,899)
                                                       ----------    ----------
NET INCOME                                                203,547     7,452,930

Dividend requirements on preferred stock                  218,403       218,403
                                                       ----------    ----------
Net income (loss) applicable to common stockholders   $   (14,856)  $ 7,234,527
                                                       ==========    ==========

Net income per common share                           $     0.000   $     0.153
                                                       ==========    ==========

Weighted average number of common shares and common
     share equivalents outstanding                     50,007,664    47,198,495
                                                       ==========    ==========

Net income per common share (fully diluted)                         $     0.119
                                                                     ==========
Weighted average number of common shares and dilutive
     common share equivalents outstanding                            62,400,983
                                                                     ==========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                     Nine Months
                                                                 Ended September 30,
                                                                 1996          1995
                                                              ----------    ----------
OPERATING ACTIVITIES
    Net income                                               $   203,547   $ 7,452,930
    Adjustments to reconcile net income to net cash
     provided by operating activities:
               Depletion, depreciation and amortization          326,281       483,280
               Charge in lieu of income taxes                        --        992,573
               Gain on sale of property and equipment             (4,397)   (8,809,114)
               Deferred tax expense                              104,857       467,976
               Changes in operating assets and liabilities:
                  Decrease in trade accounts receivable           47,896        42,491
                  Decrease in crude oil inventory and prepaid
                           expenses                               43,905        60,493
                  (Decrease) Increase in accounts payable and
                           other current liabilities            (895,673)       11,451
                                                              ----------    ----------
                               NET CASH PROVIDED BY (USED IN)
                               OPERATING ACTIVITIES             (173,584)      702,080

INVESTING ACTIVITIES
    Oil and gas prospect generation costs                     (1,497,953)     (586,514)
    Purchases of property and equipment                         (339,705)     (183,660)
    Investment in other assets                                  (171,165)     (270,456)
    Proceeds from sale of property and equipment                   7,050     9,940,051
    Funds escrowed for abandonment costs                        (326,999)     (348,764)
    Exploration and development costs                           (111,913)       (1,773)
                                                              ----------    ----------
                               NET CASH PROVIDED BY (USED IN)
                               INVESTING ACTIVITIES           (2,440,685)    8,548,884

FINANCING ACTIVITIES
    Payments on borrowings                                           --     (6,757,299)
    Proceeds from borrowings                                         --        925,000
    Net proceeds from capital funding                          1,683,080       116,981
                                                              ----------    ----------
                               NET CASH PROVIDED BY (USED IN)
                               FINANCING ACTIVITIES            1,683,080    (5,715,318)
                                                              ----------    ----------

                             INCREASE (DECREASE) IN CASH        (931,189)    3,535,646

CASH AT BEGINNING OF YEAR                                      2,748,467       434,157
                                                              ----------    ----------
CASH AT SEPTEMBER 30,                                        $ 1,817,278   $ 3,969,803
                                                              ==========    ==========
SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                            $    16,549   $   405,677
                                                              ==========    ==========

    Income taxes paid                                        $    46,365   $    37,572
                                                              ==========    ==========


              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

                           SEPTEMBER 30, 1996


EARNINGS PER COMMON SHARE

Fully diluted earnings per share has not been presented for 1996 because conversion of the preferred stock was antidilutive.

STOCKHOLDERS EQUITY

In April 1996, 16,575,578 warrants to purchase 16,575,578 shares of the Company's Common Stock at $.10 per share were exercised. Proceeds received by the Company from the exercise were $1,657,558. There are no outstanding warrants remaining.

If the warrants had been exercised on January 1, 1995 or January 1, 1996, there would have been no effect on earnings per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995. SFAS No. 123 addresses the timing and measurement of stock- based compensation expense. The Company adopted SFAS No. 123 on January 1, 1996, with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of Accounting Principles Board opinion No. 25.

DEPLETION, DEPRECIATION AND AMORTIZATION

Effective January 1, 1996, the Company extended the estimated useful lives of its pipelines and related shore facilities, which lives are used to determine the rates at which provision of depreciation and abandonment expenses are calculated. The change in the estimated useful lives of the pipelines and related shore facilities has resulted in a decrease in depletion, depreciation and amortization of $35,685 for the nine months ended September 30, 1996.

LONG-TERM DEBT

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. Effective November 1, 1996, the maturity date of the facility was extended to January 14, 2000.

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

FINANCIAL CONDITION

At September 30, 1996, the Company's working capital (current assets less current liabilities) was $1,618,500, representing an increase of $958,808 as compared with working capital of $659,692 at December 31, 1995. The increase in working capital was a result of the exercise of warrants to purchase Company Common Stock in April 1996. The Company received cash of $1,657,558 and issued 16,575,578 shares of Common Stock. Pursuant to the rules of the full cost method of accounting for oil and gas properties, $1,902,995 and $2,402,796 of lease acquisition costs associated with the Company's oil and gas prospect generation activities, which costs the Company expects to recover in 1996 and 1997 through sale of prospects, are excluded from working capital at September 30, 1996 and December 31, 1995, respectively.

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. Effective November 1, 1996, the borrowing base was adjusted to $1,925,000, reducing by $75,000 per month beginning December 1, 1996. The borrowing base and reducing amount are redetermined semi- annually. The maturity date has been extended to January 14, 2000, when the then outstanding principal balance, if any, is due and payable. The current outstanding balance under the credit facility is $10,000. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios.

Offshore activity in the vicinity of the Blue Dolphin Pipeline has remained active. In October 1996, a new discovery was tied-in to the system, resulting in a 50% increase in gas and a 10% increase in oil volumes transported. The Company is currently competing to attract a second new discovery to its pipeline system. A tie-in decision is expected in the first quarter 1997, with production operations expected to commence by mid year 1997.

In April 1996, the Company reperforated a producing well in the Buccaneer Field, resulting in a moderate increase in production. The Company is currently evaluating application of horizontal drilling and new completion techniques to existing shut-in wells in the Field. If feasible, additional drilling in the Field utilizing these recovery methods could commence in 1997. In August 1996, the U.S. Minerals Management Service ("MMS") conducted an annual inspection of the Buccaneer Field production platforms and facilities. In addition to certain repairs, the Company is required to remove piping and other equipment that is no longer in use. Additionally, certain major modifications and repairs were required to an existing producing well. The well has been off production since August 1996. Production operations are expected to resume in December 1996. As of September 30, 1996, costs associated with removal and partial abandonment activities, and costs associated with repairs to the platforms and well totalled approximately $114,000 and $137,000, respectively. Costs to complete the removal and abandonment work, and the repairs to the platforms and well, are estimated to be approximately $285,000 and $325,000, respectively. Additionally, the Company plans to plug and abandon a previously inactive well and remove an associated satellite platform in late fourth quarter 1996 at a cost of approximately $400,000.

The Company purchased four lease blocks in the High Island Area of the Gulf of Mexico prospective for oil and gas in the September 1995 Federal Western Gulf of Mexico lease sale. Approximately $2,000,000 was invested to acquire the necessary acreage for further prospect development, in addition to costs of approximately $400,000 associated with technical development of the prospects. One of these prospective lease blocks was sold in June 1996. An unsuccessful well was drilled and has been plugged and abandoned. A 43.75% interest in each of the three remaining prospective lease blocks has been sold. Sale of the remaining interests in each block will be pursued after additional technical development of the prospects has been completed, with completion expected in December 1996.

Development of the Petroport deepwater port and offshore storage facility project has focused on pre- licensing activities and regulatory matters. Major pre-licensing activities include: development of support for the project from both Federal and State agencies that have jurisdiction over or impact deepwater port licensing, construction and operation; facility commercial profile development; development of the engineering design and capital and operating cost estimates; development of the cost estimate for obtaining the necessary license and permits; and development of a financing strategy.

In October 1996, a major component of the project's commercial profile was completed. The commercial profile is expressed in terms of both current conditions and conditions expected to prevail through the year 2015. The Company is currently evaluating the results of the work completed.

The Company's efforts to amend the Deepwater Port Act of 1974 have been successful, with passage of the Deepwater Port Modernization Act in October 1996. Among other things the Deepwater Port Modernization Act simplifies the licensing and permitting process, grants the ability to receive, store and transport domestic production from the U.S. Outer Continental Shelf, and eliminates various facility use restrictions.

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

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1996, ("current period") was $203,547 compared to net income of $7,452,930 reported for the corresponding period of the previous year ("previous period"). The decrease in net income is due primarily to the previous period gain of $8,809,114 on a pretax basis on the sale of a one-third interest in the Blue Dolphin Pipeline System .

REVENUES:

Revenues for the current period decreased by $1,131,231 or 27% to $3,082,810 compared to revenues of $4,214,041 reported for the previous period.

Revenues from pipeline operations decreased by $866,621 or 27% due primarily to a decrease in gas transportation revenues of $559,316 resulting from a 31% reduction in gas transportation volumes and the sale of a one-third interest in the Blue Dolphin Pipeline System in August 1995 (the "Pipeline Sale"), which resulted in a $406,034 reduction in revenues. The decrease in gas transportation revenues was partially offset by an increase in oil transportation revenues of $112,631, resulting from a 48% increase in oil transportation volumes.

Revenues from oil and gas sales and operating fees for the current period decreased by $264,610 from those of the previous period. Oil and gas sales decreased by $221,219 due primarily to a 37% reduction in gas sales volumes which resulted in a $198,310 decrease in revenues. The reduction in gas sales is attributable to normal production declines and the suspension of production from a Buccaneer Field well in August 1996, as described above. Operating fees declined $43,390 due to termination of production activities by a producer for whom the Company provided contract operation and maintenance services.

COSTS AND EXPENSES:

Pipeline operating expenses for the current period decreased by $192,847 from those of the previous period. The decrease was due primarily to a reduction of expenses of $249,930 resulting from the Pipeline Sale.
This reduction in costs was partially offset by an increase in expenses associated with transporting increased liquids volumes, incurred prior to the completion of onshore pipeline system modifications which were designed to lower the operating costs of handling the increased liquids throughput.

Lease operating expenses decreased $165,645 in the current period from those of the previous period. The decrease is due to cost reductions for chemicals, contract labor, rental equipment and insurance program premiums.

Repair and maintenance costs for the current period increased by $90,248 due primarily to repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $199,000. Repairs in the previous period included Buccaneer Field producing well down hole repairs of approximately $43,000, onshore pipeline system oil storage tank repairs of approximately $28,000 and Buccaneer Field flowline repairs of approximately $28,000.

Depletion, depreciation, and amortization expense for the current period decreased by $156,999 compared to the previous period due to a decrease of approximately $71,773 in depreciation and amortization resulting from the Pipeline Sale, and a decrease of approximately $35,685 due to the effect on depreciation and amortization rates of extending the estimated useful lives of the Company's pipelines and related shore facilities.

General and administrative expenses decreased $81,257 in the current period. The decrease is primarily due to the Pipeline Sale.

Upon consummation of the Pipeline Sale in August 1995, the Company retired substantially all of its bank debt. Elimination of the debt resulted in a decrease in interest expense in the current period of $389,128.

Investment of available cash from the Pipeline Sale and exercise of warrants resulted in a $52,645 increase in interest income in the current period.

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

                                By:  BLUE DOLPHIN ENERGY COMPANY



Date:  November 14, 1996        Michael J. Jacobson
	                        Michael J. Jacobson
                                President and Chief Executive Officer



                                G. Brian Lloyd
                                G. Brian Lloyd
                                Secretary and Treasurer