Form 10-K405
period 1996-12-31
BLUE DOLPHIN ENERGY CO
filed 1997-03-31
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

                   For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from ______ to ______

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value (estimated solely for purposes of this calculation) of the voting stock held by non-affiliates of the registrant as of March 19, 1997, was approximately $10,367,360.

         As of March 19, 1997, there were outstanding 66,819,125 shares of Common Stock, par value $.01 per share, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders of the registrant (Sections entitled "Ownership of Securities of the Company", "Election of Directors", "Executive Compensation" and "Transactions With Related Persons"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference in
Part III of this report.

                                     PART I

ITEM 1.  BUSINESS
                                   THE COMPANY

     Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin" or the "Company") is engaged in the exploration, acquisition, development and operation of oil and gas properties, oil and gas transportation, processing and marketing, and the development of offshore terminaling and storage for crude oil and refined products. The Company's primary business activities are located offshore in the Gulf of Mexico and along the Texas Gulf Coast. The Company was incorporated in 1986 as the result of the corporate combination of ZIM Energy Corporation ("ZIM"), a Texas corporation founded in 1983, and Petra Resources, Inc., an Oklahoma corporation formed in 1980 ("Petra"). The Company succeeded to the business, properties and assets of ZIM and Petra. In June 1987, the Company changed its name from ZIM Energy Corp. to Mustang Resources Corp. In January 1990, the Company's name was changed to Blue Dolphin Energy Company.

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

     The principal executive office of the Company is located at Eleven Greenway Plaza, Suite 1606, Houston, Texas, 77046, telephone number (713) 621-3993. A shore base facility is maintained in Freeport, Texas serving Gulf of Mexico operations. The Company has 14 full-time employees. The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the trading symbol "BDCO". The Company's home page address on the world wide web is http://www.blue-dolphin.com.

     Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, prices of crude oil and natural gas, regulatory changes, general economic conditions, interest rates, competition, and other factors discussed below. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, as well as the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

                             BUSINESS AND PROPERTIES

     The Company conducts its business activities in three primary business segments: (i) pipeline operations, (ii) oil and gas exploration and production, and (iii) development of offshore terminaling and storage for crude oil and refined products. The Company owns and operates, through its subsidiaries, natural gas and oil pipeline gathering facilities. The Company's oil and gas exploration and production activities include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties, including the marketing of production. The Company also develops for sale to third parties oil and gas exploration prospects in the Gulf of Mexico. See Note 13 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference for information relating to revenues, operating profit or loss and identifiable assets of the Company's business segments. In March 1995, the Company acquired exclusive rights to certain proprietary technology represented by patents issued and or pending, associated with the development and operation of a deepwater crude oil and products terminal and offshore storage facility. Development activities and operations associated with this acquisition are conducted by Petroport, Inc., a wholly owned subsidiary of the Company, and represents further diversification from the Company's traditional business activities. Petroport, Inc. was formed in 1995.


PIPELINE OPERATIONS AND ACTIVITIES

     The Company's pipeline assets are held and operations conducted by Blue Dolphin Pipe Line Company ("BDPC"), MEI Mission Energy, Inc., and Buccaneer Pipe Line Co., all wholly owned subsidiaries of the Company.

     Pipeline assets consist of a 67% undivided interest in the Blue Dolphin Pipeline System (the "System"). The System includes the Blue Dolphin Pipeline, Buccaneer Pipeline, onshore facilities for oil and gas separation and dehydration, 85,000 barrels ("Bbls") of above-ground tankage for storage of crude oil and condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and on which are located the pipeline system shore facilities, pipeline easements and rights-of-way. Crude oil and condensate storage capacity was increased from 70,000 Bbls to 85,000 Bbls in 1996.

     The Company is engaged in both natural gas and oil pipeline operations offshore in the Gulf of Mexico and onshore in Texas. The Blue Dolphin Pipeline System gathers and transports gas, crude oil and condensate from the Buccaneer Field and other offshore fields in the area to shore facilities located in Freeport, Texas. After processing, the gas is transported to an end user and a major intrastate pipeline system with further downstream tie-ins to other intrastate and interstate pipeline systems and end-users. The Buccaneer Pipeline, an 8" oil and condensate pipeline, transports oil and condensate from the storage tanks to the Company's barge loading terminal on the Intracoastal Waterway near Freeport, Texas for sale to third parties.

     The Blue Dolphin Pipeline consists of two separate segments. The offshore segment transports both natural gas and crude oil and is comprised of approximately 36 miles of 20-inch pipeline from the Buccaneer Field platforms to shore and 4 miles to the shore facility at Freeport, Texas. Additionally, the offshore segment includes three field gathering lines connected to the main 20-inch line, two 6 inch 8 mile lines and one 4-inch 6 mile line. The field gathering lines were acquired in 1995 and 1996. These new lines expand the System's market penetration. The System's onshore segment consists of approximately 2 miles of 16-inch pipeline for transportation of natural gas from the shore facility to a sales point at a Freeport, Texas chemical plants' complex and intrastate pipeline system tie-in.

     Various fees are charged to producer/shippers for provision of transportation and other services at the shore facility. Blue Dolphin Pipeline System throughput averaged approximately 30% of capacity during 1996. Current System capacity is approximately 160 million cubic feet ("MMcf") per day of gas and 7,000 Bbls per day of oil and condensate. Ninety eight percent of gas volumes transported and 99% of oil and condensate volumes transported are attributable to production from third party producer/shippers. See Note 13 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

     Prior to February 5, 1992, BDPC was classified as a "natural gas company" pursuant to the Natural Gas Act of 1938 ("NGA") and the Blue Dolphin Pipeline was classified as an "interstate pipeline" pursuant to the Natural Gas Policy Act of 1978 ("NGPA"). On February 5, 1992, by Declaratory Order, the Federal Energy Regulatory Commission ("FERC") ruled that BDPC's facilities, including the Blue Dolphin Pipeline, were gathering facilities, and no longer subject to FERC rate jurisdiction. The ruling allows the Company to set transportation rates for the Blue Dolphin Pipeline that are responsive to market conditions and reflective of the value of service provided. The Company also has the flexibility to expand the system, with the ability to earn additional fees associated with added service without the necessity of petitioning the FERC through a rate case proceeding.

     The economic return to the Company on its pipeline system investment is solely dependent upon the amounts of gas and oil gathered and transported through the Blue Dolphin Pipeline System. Competition for provision of gathering and transportation services, similar to those provided by the Company, is intense in the market area served by the Company. See Competition, Markets and Regulation - Competition below. Since contracts for provision of such services between the Company and third party producer/shippers are generally for a specified time period, there can be no assurance that current or future producer/shippers on the System will not tie-in to alternative transportation systems or that current rates charged by the Company will be maintained in the future.

     The Company aggressively markets pipeline system gathering and transportation services to prospective third party producer/shippers in the vicinity of the Blue Dolphin Pipeline. Future utilization of the pipelines and related facilities will depend upon the success of drilling programs in the Blue Dolphin Pipeline corridor, attraction and retention to the system, and execution of contracts with producer/shippers to gather and transport their oil and gas production through the Blue Dolphin Pipeline System.


OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

     The Company's oil and gas assets are held and operations conducted by Blue Dolphin Exploration Company ("BDEX"), a wholly-owned subsidiary.

     The following is a description of the Company's major oil and gas exploration and production assets and activities:

     THE BUCCANEER FIELD. The Buccaneer Field is comprised of interests in parts of four lease blocks covering 14,660 acres located in the Gulf of Mexico approximately 36 miles south of Freeport, Texas.

Operation of the field is conducted from two platforms located in waters averaging approximately 65 feet in depth.

     The Company owns a 100% working interest in the Buccaneer Field (81.33% net revenue interest), less and except 100% of the Operating Rights covering 4,230 acres as to certain depths, which are assigned to the Farmee pursuant to a Farmout Agreement entered into in 1993. The Company retains a 6.33% overriding royalty interest before payout in the Operating Rights assigned. See Note 12 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference. The Buccaneer Field leasehold interests represent 100% of the discounted present value of estimated future net revenues from Proved Reserves of the Company as of December 31, 1996. Production from the Buccaneer Field accounted for 100% of the total revenues from oil and gas sales of the Company for the years ended December 31, 1996, 1995 and 1994. See "Proved Oil and Gas Reserves" below.

     Buccaneer Field condensate and natural gas production is delivered to the Blue Dolphin Pipeline System, which transports the production along with production of third parties to shore.

     Natural gas produced from the Buccaneer Field is sold under a gas purchase contract dated May 1, 1991, with an initial three year term and extensions thereafter. Currently, the contract has been extended through September 1997. From October 1995 through September 1996, the Company received a fixed monthly price of $1.70/MMBtu. From October 1996 through September 1997 a fixed monthly price of $2.02/MMBtu is in effect. Buccaneer Field gas sales represented 90% of oil and gas sales revenues and 8% of total revenues of the Company for the year ended December 31, 1996.

     Buccaneer Field condensate sales are based on spot market prices at the time of sale. Sale of condensate from the Buccaneer Field represented 10% of oil and gas sales revenues and 1% of total revenues of the Company for the year ended December 31, 1996.

     In August 1993, the U. S. Department of the Interior, Minerals Management Service ("MMS") informed BDEX that additional security would be required to provide for the estimated future abandonment obligations associated with the Buccaneer Field. In February 1994, agreement was reached with the MMS as to the amount and form of such additional security. BDEX provided the MMS a supplemental surety bond in the amount of $700,000. In October 1996, the amount of the supplemental surety bond was increased to $1,300,000. The bond is funded through escrowing with the surety of $10,000 per month. Escrow funding began in February 1994. Additionally, a sinking fund has been established wherein the greater of the net proceeds from the Buccaneer Field Farmout acreage or $250,000 annually will be set aside until a total of approximately $2,400,000 has been accumulated to meet end of lease abandonment and site clearance obligations. As of December 31, 1996, the sinking fund totalled approximately $570,000. The Company estimates the remaining life of its major Buccaneer Field facilities to be in excess of ten years.

     In addition to conducting traditional oil and gas production operations for itself, the Company operates and maintains oil and gas production facilities for third parties who also utilize the Blue Dolphin Pipeline System for gathering and transportation of their production. Currently, such contract operation and maintenance services are provided to one third party producer/shipper. During 1996, revenues attributable to provision of contract operation and maintenance services represented 10% of the Company's total revenues.

     OFFSHORE OIL AND GAS PROSPECT GENERATION ACTIVITIES. In August 1994, BDEX initiated a program to develop oil and gas exploration prospects in the Gulf of Mexico for sale to third parties. The program utilizes the latest in 3-D seismic processing technology. A 3-D seismic data acquisition and licensing agreement was arranged whereby a minimum of $1,500,000 has been committed over a five year period ending July 31, 1999, to acquire 3-D seismic data. In addition to recovering prospect development costs, BDEX will retain a reversionary working interest in each prospect sold. The Company acquired four lease blocks in the High Island Area of the Gulf of Mexico in the September 1995 Federal Western Gulf of Mexico lease sale. Approximately $2,000,000 was invested by the Company to acquire the necessary acreage for further prospect development, in addition to costs of approximately $400,000 associated with technical development of the prospects. One prospective lease block was sold in June 1996. An unsuccessful well was drilled and has been plugged and abandoned. The technical evaluation of the remaining lease blocks was completed in January 1997. A 43.75% interest in each of the three remaining prospective lease blocks has been sold. Efforts to sell the remaining interests in each block are ongoing. However, no assurance can be given that the Company will be successful in its sales efforts, and if successful, that the lease blocks will be successfully drilled, or commercial quantities of oil and gas will be found.

     Concurrent with the sales effort, BDEX is seeking funding for a multi-year prospect generation and exploration drilling and development program. Such funding, if obtained, would allow BDEX to retain an initial working interest in future prospects developed and sold.

     The oil and gas prospect generation program was initiated to take advantage of several factors the Company believes to be favorable including: increased industry activity offshore in the Gulf of Mexico; availability of 3-D seismic data; availability of experienced, qualified personnel; and the available market for high quality, high potential, 3-D seismic based offshore oil and gas prospects.

     PROVED OIL AND GAS RESERVES. Estimates of proved reserves, future net revenues, and discounted present value of future net revenues to the net interest of the Company have been prepared as of December 31, 1996, by Gerald W. DuPont Enterprises, Inc., independent petroleum engineers.

     The following table summarizes the estimates of Proved Reserves, Proved Developed Reserves (as hereinafter defined), future net revenues and the discounted present value of future net revenues from Proved Reserves before income taxes to the net interest of the Company in oil and gas properties as of December 31, 1996, using the SEC Method (defined below).

                           PROVED RESERVES INFORMATION
                             AS OF DECEMBER 31, 1996

                              Net Oil   Net Gas      Future    Discounted Future
                              Reserves  Reserves  Net Revenues  Net Revenues (3)
Buccaneer Field:                (MB)     (MMCF)      ($000)         ($000)
                              --------  --------  ------------   ------------

Proved Reserves (1)                194    32,715  $     51,111   $     24,322
                              ========  ========  ============   ============

Proved Developed Reserves (2)      118    19,591  $     34,209   $     17,113
                              ========  ========  ============   ============

MB = THOUSAND BARRELS MMCF = MILLION CUBIC FEET

----------
(1) "Proved Reserves" means the estimated quantities of oil, natural gas and condensate which geological and engineering data demonstrate with reasonable certainty to be recoverable by primary producing mechanisms in future years from known reservoirs under existing economic and operating conditions.

(2) "Proved Developed Reserves" are those quantities of oil, natural gas and condensate which are expected to be recovered through existing wells with existing equipment and operating methods.

(3) The estimated future net revenues before deductions for income taxes from the Company's Proved Reserves have been determined and discounted at a 10% annual rate in accordance with requirements for reporting oil and gas reserves pursuant to regulations promulgated by the United States Securities and Exchange Commission (the "SEC Method"). See estimated future net revenues after deductions for income taxes in Note 15 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries.

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

     The reserves and future net revenues presented in the evaluations summarized above reflect capital expenditures totalling $250,000, $2,250,000, $2,275,000 and $2,000,000 in the years ending December 31, 1998, 1999, 2000 and
2001, respectively. Management will continue to evaluate its capital expenditure program based on, among other things, demand and prices obtainable for the Company's production. The availability of capital resources may affect the Company's timing for further development of the Buccaneer Field, and there can be no assurance that the timing of the development of such reserves will be as currently planned.

     The discounted present value of estimated future net revenues attributable to Proved Reserves has been prepared in accordance with the SEC Method after deduction of royalties and other third-party interests, lease operating expenses, and estimated production, development, workover and recompletion costs, but before deduction of income taxes, general and administrative costs, debt service and depletion and amortization. Estimated future net revenues are based on prices of oil and gas in effect at the end of the year without escalation except to the extent contractually committed. Lease operating expenses, and production and development costs, were estimated based on such costs in effect at the end of the year, assuming the continuation of existing economic conditions and without adjustment for inflation or other factors. The present value of estimated future net revenues is computed by discounting future net revenues at a rate of 10% per annum. Revenues from wells not currently producing are included at the time they are expected to be placed into production based upon estimates of future development; workover and recompletion costs are included at the time they are expected to be incurred. Of the Company's total Proved Developed Reserves, 8% of its estimated gas reserves and 9% of its estimated oil reserves were being produced at December 31, 1996.

     Estimates of production and future net revenues cannot be expected to represent accurately the actual production or revenues that may be recognized with respect to oil and gas properties or the actual present market value of such properties. For further information concerning the Company's Proved Reserves, changes in Proved Reserves, estimated future net revenues and costs incurred in the Company's oil and gas activities and the discounted present value of estimated future net revenues from the Company's Proved Reserves, see
Note 15 - Supplemental Oil and Gas Information to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

     PRODUCTIVE WELLS AND ACREAGE. The following table sets forth the Company's interest in productive wells and developed and undeveloped acreage as of December 31, 1996.

                                ACREAGE AND WELLS

                    Productive Wells (1)         Developed     Undeveloped
               -----------------------------   -------------   -------------
                   Gross            Net          Acres (1)      Acres (1)
               -----------------------------   -------------   -------------
                Oil    Gas      Oil    Gas      Gross   Net     Gross   Net
               -----  -----    -----  -----    ------- -----   ------- -----
Buccaneer Field  0      2        0     1.1       8730   8730     5930   5930

----------------
(1) "Productive wells" are producing wells and wells capable of production, and include gas wells awaiting pipeline connections or necessary governmental certifications to commence deliveries and oil wells to be connected to production facilities. "Developed acres" include all acreage as to which proved reserves are attributed, whether or not currently producing, but exclude all producing acreage as to which the Company's interest is limited to royalty, overriding royalty, and other similar interests. "Undeveloped acres" are considered to be those acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains Proved Reserves. "Gross" as it applies to wells or acreage refers to the number of wells or acres in which a working interest is owned, while "net" applies to the sum of the fractional working interests in gross wells or acreage.

      PRODUCTION, PRICE AND COST DATA. The following table sets forth the approximate production volumes and revenues, average sales prices and costs (after deduction of royalties and interests of others) with respect to crude oil, condensate, and natural gas attributable to the interest of the Company for each of the periods indicated:

                      NET PRODUCTION, PRICE AND COST DATA

                                                Year Ended December 31,
                                       -----------------------------------------
                                          1996          1995           1994
                                       -----------   -----------   -------------
Gas:
        Production (Mcf)                   180,269       326,388         490,587
        Revenue                        $   342,119   $   645,727   $   1,073,324
        Average Mcf Per Day                  492.5         894.2         1,344.1
        Average Sales Price
           per Mcf                     $      1.90   $      1.98   $        2.19

Oil:
        Production (Bbls)                    1,887         2,327           3,791
        Revenue (1)                    $    36,147   $    38,934   $      58,312
        Average Bbls per day                   5.2           6.4            10.4
        Average Sales Price
           per BBL                     $     19.16   $     16.73   $       15.38

Production Costs:
        Per Equivalent Mcf (2):        $      3.42   $      2.76   $        1.93

----------
(1) Recognition of Buccaneer Field oil revenue is based upon production, when such production is available for sale.

(2) Production costs, exclusive of workover costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.

     The Company sells its condensate production at market prices at the time of sale, and its natural gas production under a multi-month contract. Gas sales accounted for 90% of oil and gas sales and 8% of total revenues of the Company in the year ended December 31, 1996. Condensate sales accounted for 10% of oil and gas sales during the year ended December 31, 1996.

     DRILLING ACTIVITY. There was one unsuccessful exploratory well drilled in 1996 on a prospect generated and sold to third parties by the Company. There was no drilling activity during 1995. There was one unsuccessful Farmout well drilled in 1994 and one successful Farmout well drilled in 1993, with production commencing in 1994.

     The Company maintains a professional staff capable of supervising and coordinating the operation and administration of its oil and gas properties and pipeline and other assets. From time to time, major maintenance and engineering design and construction projects are contracted to third-party engineering and service companies.

DEVELOPMENT OF DEEPWATER TERMINAL AND OFFSHORE STORAGE FACILITY

     The Company's investment in and development of a deepwater crude oil terminal and offshore storage facility is through Petroport, Inc., a wholly-owned subsidiary.

     In March 1995, the Company acquired Petroport, L.C. by merger of Petroport, L.C. into Petroport, Inc. ("Petroport"). Petroport holds proprietary technology, represented by certain patents issued and or pending, associated with the development and operation of a deepwater crude oil and products port and offshore storage facility. The Petroport offshore terminal and storage facility will receive and store crude oil and refined products with deliveries into Gulf Coast markets. The primary Petroport facility is planned for the Western Gulf of Mexico, off the Texas coast, in waters approximately 120 feet deep. The design concept of the facility, which is unique to Petroport, incorporates salt dome cavern storage offshore directly under the terminal platforms and the delivery vessels, thereby reducing construction costs and vessel turnaround time. Petroport will provide refiners, transporters and producers with a competitive and environmentally attractive alternative to the lightering of large tankers, as well as low cost, long-term storage of crude oil and products.

     Ownership, construction and operation of the Petroport facility must conform to the requirements of a number of federal, state and local laws and regulations. Among other requirements, the Petroport facility must be issued a license by the Department of Transportation in accordance with the Deepwater Port Act of 1974, as amended.

     To date the Company has focused its development efforts on pre-licensing activities, certain regulatory issues associated with the Oil Pollution Act of 1990 ("OPA 90"), specifically addressing deepwater ports, and amendment of the 1974 Deepwater Port Act. See "Competition, Markets and Regulation Governmental Regulations" below. Major pre-licensing activities include: development of support for the project from both federal and state agencies that have jurisdiction over or impact deepwater port licensing, construction and operation; facility commercial profile development; development of the engineering design and capital and operating cost estimates; development of an estimate of the cost of obtaining the necessary license and permits; and development of a financing strategy.

     In addition to the Company's successful efforts addressing the impact of OPA 90 on the proposed facility and passage of The Deep Water Port Modernization Act in 1996 (see "Competition, Markets and Regulation Governmental Regulations"), a major component of the projects commercial profile was completed in fourth quarter 1996. The commercial profile is expressed in terms of both current conditions and conditions expected to prevail through 2015. Results of the work are being evaluated to determine additional analysis required, definition of the facility's market niche and the effects thereof on facility design.

     Two favorable offshore sites have been identified for location of the primary facility.

     The Petroport deepwater port license application and related permit requests are expected to be submitted in 1998, with operations expected to commence in the year 2001.

     Approximately $615,000 has been incurred through December 31, 1996 associated with acquisition and development of Petroport. Total cost of the facility is currently estimated at approximately $500 million.


                       COMPETITION, MARKETS AND REGULATION

COMPETITION

     The oil and gas industry is highly competitive in all segments. Competition is particularly intense with respect to the acquisition of desirable producing properties and the marketing of oil and gas production. There is also competition for the acquisition of oil and gas leases suitable for exploration and for the hiring of experienced personnel to manage and operate the Company's assets. Several highly competitive alternative transportation and delivery options exist for current and potential customers of the Company's traditional gas and oil gathering and transportation business as well as for refiners, shippers and producers of crude oil for whom the Company's proposed Petroport facility would serve. Competition also exists with other industries in supplying the energy and fuel needs of consumers.

     Local utilities and distributors of gas are, in some cases, engaged directly and through affiliates in marketing activities that may compete with those of the Company and other producers transporting gas through the Blue Dolphin Pipeline System. A U.S. Supreme Court decision issued in February of 1997 may enhance the competitive position of local utilities by allowing states to exempt them from certain use and sales taxes on natural gas sales that apply to out of state third party marketers and producers of natural gas.

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

     Accordingly, in view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, it is not possible to accurately predict the prices or marketability of the natural gas and oil produced for sale or prices chargeable for transportation, terminaling and storage services, which the Company provides or may provide in the future.

     Notwithstanding recent increases in natural gas and crude oil prices, the prices of crude oil, natural gas, and refined petroleum products, generally, have declined significantly in the past ten years as a result of an oversupply relative to the demand for such products. The spot market price for certain grades of crude oil has declined from a high price of approximately $40 per Bbl in 1981 to an average of approximately $19.95 per Bbl in 1996, discounting volatile market fluctuations.


GOVERNMENTAL REGULATION

     The production, processing, marketing and transportation of oil and natural gas and planned terminaling and storage of imported crude oil by the Company are subject to federal, state and local regulations which can have a significant impact upon the Company's overall operations.

     FEDERAL REGULATION OF NATURAL GAS TRANSPORTATION. Under the NGA and to a lesser extent the NGPA, the FERC has authority to regulate the transportation and resale of natural gas in interstate commerce. Although the FERC is increasingly employing "light-handed" regulation, regulation remains an important factor in the natural gas industry.

      The Natural Gas Wellhead Decontrol Act of 1989 removed all NGPA and NGA price and non-price controls affecting wellhead sales of gas effective January 1, 1993. The FERC retains general investigatory and other powers under both the NGA and the NGPA which now largely apply to transportation of natural gas in interstate commerce. Failure to comply with the terms of the NGPA, the NGA, other applicable legislation or the regulations promulgated thereunder may result in the imposition of civil or criminal penalties.

     In April 1992, the FERC issued Order No. 636, which calls for the unbundling of pipelines' merchant and transportation functions. The goal of Order No. 636, as amended by Order Nos. 636-A and 636-B, is to enhance competition in the industry through maximum efficient, flexible use of the national grid. Among other things, Order No. 636 (i) required interstate pipelines to provide transportation and storage services to all customers (including third-party gas sellers) on a comparable basis, (ii) required interstate pipelines to design their rates using a straight-fixed-variable methodology, under which all of the pipeline's fixed costs are allocated to the pipeline's reservation charges, and (iii) provided several mechanisms by which unused interstate pipeline transportation capacity can be reallocated in the marketplace. Although the pipelines have gone through Order No. 636 restructuring, and Order No. 636 was almost entirely upheld in the US Court of Appeals for the DC Circuit, the specific details of each interstate pipeline's restructuring are continuing to evolve through subsequent cases.

     While FERC restructuring of the gas industry has not directly affected the Company's activities, it may have an indirect effect because of its broad scope. In particular, gas consumers, producers, certain interstate pipelines and independent gathering companies such as BDPC have expressed concern to the FERC in various forums that "straight-fixed-variable to the wellhead" rate design (which results in effectively zero-rate interstate pipeline fees for production area transportation due to subsidies paid by market-area customers) is in fact an anticompetitive "tying". BDPC was among the parties objecting to institution of this rate design in a pending FERC rate case of Transcontinental Gas Pipe Line Corporation ("Transco"), a large interstate pipeline whose offshore laterals compete with BDPC. Although the presiding administrative law judge in this case ruled that the proposed rate design would be anticompetitive, the Commission overruled his decision, on the condition, however, that Transco must first file a new rate case and conduct an "open season" to permit customers to elect production service area under this new rate design. Transco has not taken these steps.

     Additionally, in 1995, The Williams Companies, whose Williams Gas Marketing subsidiary made essentially the same arguments as BDPC to oppose Transco's rate design proposal, acquired Transco. In February 1996, Transco and Williams proposed to the FERC to "spin down" the facilities near BDPC. Consistent with its Policy Order and other precedents determining that regulated interstate pipelines on the Outer Continental Shelf should remain regulated under the NGA, the Commission concurred with the position of the Company and other parties, denying the "spin down" request of Transco and Williams. This denial is now pending before the Commission on rehearing.

     It is unclear how Transco will proceed in the future. It is impossible to predict what impact future proposals of Williams and Transco would have on BDPC. It is possible, however, that Transco's activities may cause BDPC to experience difficulties in competing to attract new or retain existing production for its pipeline system in the future. In addition, further regulatory changes may bring a degree of confusion and uncertainty to interstate natural gas sales and transportation for an unknown period of time.

     Some of the above-described orders are subject to further revision by the FERC or the courts and it is currently unclear how and when those orders will be resolved or further modified. The Company cannot accurately predict how the above-described laws and regulations, or future laws and regulations, will affect its operations.

     SAFETY AND OPERATIONAL REGULATIONS. The operations of the Company are generally subject to safety and operational regulations administered primarily by the MMS, the U.S. Department of Transportation, the U.S. Coast Guard, the FERC and/or various state agencies.

     DECERTIFICATION OF BLUE DOLPHIN PIPELINE. On February 5, 1992, the FERC issued a Declaratory Order granting BDPC's petition for a finding that the pipeline and facilities are exempt from further FERC jurisdiction under the NGA by virtue of that act's gathering exemption. In a subsequent ruling in February 1994, the FERC cited with approval the February 5, 1992, BDPC Declaratory Order, when it issued an order granting nonjurisdictional gathering status to a 20-inch, 95-mile offshore pipeline with characteristics far closer to those of an interstate pipeline than the Blue Dolphin Pipeline. Nonetheless, in that same February 1994 order, the FERC stated that nonjurisdictional gathering lines, as well as interstate pipelines, are fully subject to the open access and nondiscriminatory requirements of Section 5 of the Outer Continental Shelf Lands Act ("OCSLA") which generally authorizes the FERC to insure that natural gas pipelines on the OCS will transport for non-owner shippers in a nondiscriminatory manner and will be operated in accordance with certain pro-competitive principles. More recently, the FERC issued a policy statement on OCS pipelines reaffirming the requirement that all pipelines provide nondiscriminatory service. Since BDPC already operates on the basis required under OCSLA, the Company does not anticipate significant changes resulting from those rulings. If, however, Blue Dolphin Pipeline's throughput increases to the extent that the pipeline's capacity is completely utilized, under OCSLA, the FERC may be petitioned to direct capacity allocation on the pipeline. Accordingly, the Company cannot predict how application of the OCSLA to the Blue Dolphin Pipeline may ultimately affect Company operations.

     Aside from OCSLA requirements and federal safety and operational regulations, regulation of natural gas gathering activities is primarily a matter of state oversight. Regulation of gathering activities in Texas includes various transportation, safety, environmental and non-discriminatory purchase/transport requirements.

     FEDERAL REGULATION OF OIL PIPELINES. The Company's operation of the Buccaneer Pipeline is subject to a variety of regulations promulgated by the FERC and imposed on all oil pipelines pursuant to federal law. In particular, the rates chargeable by the Company are subject to prior approval by the FERC, as are operating conditions and related matters contained in the Company's transportation tariffs which are on file with the FERC. In October 1993, the FERC issued Order No. 561, which was intended to simplify oil pipeline ratemaking, largely through use of a ceiling based on an indexing system. At the same time, the FERC launched an inquiry to explore ways to improve the collection of data on oil pipeline costs. Because Buccaneer Pipeline has not taken action to become subject to Order No. 561, the Company cannot predict whether or how an indexed rate system will affect the Buccaneer Pipeline's rates. Similarly, it is not possible to predict the impact of possible additional reporting requirements.

     REGULATION OF DEEPWATER PORTS: PERMITTING AND LICENSING. The ownership, construction and operation of a deepwater crude oil port and storage facility, such as the Company's proposed Petroport facility, must conform to the requirements of a number of Federal, State and local laws. A license from the Department of Transportation ("DOT") is required under the Deepwater Port Act of 1974 ("DWPA"), as amended. Department of the Interior, U.S. Army Corps of Engineers and various state permits are also required to construct ancillary port facilities, such as pipelines and onshore facilities.

     The DWPA empowers the Secretary of Transportation to license and regulate Deepwater Ports beyond the territorial sea of the United States. Private parties or Governmental entities may propose ports in deepwater. License applications must include sufficient information to allow the Secretary of Transportation to judge whether the port will comply with all technical, environmental, and economic criteria. The application and licensing process includes the preparation of an Environmental Impact Statement, development of detailed operations procedures, submission of extensive financial and ownership data and public hearings.

     The Company was a principle participant in the development and passage of The Deepwater Port Modernization Act, successfully amending the DWPA. Among other changes to the 1974 Act, amendments to the DWPA adopted in 1996 provide: that upon written request of an applicant for a license, the Secretary may exempt the applicant from certain of the informational filing requirements if the Secretary determines such information is not necessary to facilitate his or her determination and such exemption will not limit public review; that the facility is explicitly permitted to handle domestic production from the United States Outer Continental Shelf; simplification and streamlining of the regulatory process to which the facility would be subject during both the licensing process and when in operation; and elimination of various facility use restrictions. Once a license is issued, the law states that it remains in effect unless suspended or revoked by the Secretary of Transportation or is surrendered by the licensee. However, the DOT regulations provide that such licenses are issued for a period of 20 years.

     Regulations provide for extensive consultation among all interested Federal agencies, any potentially affected coastal State, and the general public. Adjacent coastal States are granted an effective power or reservation over proposed projects. Under the statute, if a Governor of an adjacent coastal State notifies the Secretary of Transportation that a proposal is inconsistent with the State programs relating to environmental protection, land and water use, and coastal zone management, then the Secretary of DOT shall grant the license on the condition that the proposal is made consistent with such State programs. Governors may also reject the proposed projects on other grounds.

     In addition, the Act requires all deepwater ports and related storage facilities to be operated as common carriers, unless the licensee is subject to "effective competition".

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

     LIMITS OF LIABILITY AND CERTIFICATE OF FINANCIAL RESPONSIBILITY REQUIREMENTS FOR DEEPWATER PORTS. In February 1995, DOT published a Notice of Proposed Rulemaking under OPA 90, which among other things, would have resulted in a limit of liability for Petroport under OPA 90 and required Petroport provide a Certificate of Financial Responsibility ("COFR") before a license under DWPA would be issued, of $350,000,000. The limit of liability and associated COFR could be reduced by the Secretary of DOT to as low as $50,000,000, through a separate rulemaking procedure, if the results of a study evaluating a deepwater port's risks, including spill history (meaning the facility must be up and running), warranted a limit reduction.

     In August 1995, the DOT issued its' final rule providing that the Secretary of DOT, through a separate rulemaking, can set the limit of liability/COFR for future deepwater ports (i.e., Petroport) concurrent with the overall processing of the license application, as opposed to after the facility is up and running. The development of the liability limit would be based upon engineering and environmental analyses provided in the licensing process. While this is a major compromise on the part of DOT, the uncertainty as to what the revision to the limit, if any, would be, still presented a significant obstacle to Petroport, affecting the ability to raise funding for permitting activities and obtain future throughput commitments.

     In an effort to remove this uncertainty, and allow the project to proceed, the Company prepared and submitted to DOT a preliminary "Detailed Analysis of Spill Potential and A Determination of Expected Oil Spill Quantities" for the proposed Petroport facility. The results of the analysis indicated that the credible worst case spill for the Petroport facility would be 2215 barrels. This compares to a credible worst case spill of 5194 barrels as calculated by DOT for the Louisiana Offshore Oil Port ("LOOP"). LOOP is the only existing deepwater crude oil port licensed under the DWPA in U.S. waters. The number of barrels as determined by DOT in the Oil Spill Risk Analysis for LOOP, was multiplied by the maximum cost per barrel for cleanup of a barrel of oil of $11,965, also as determined by DOT, resulting in a reduced liability limit of $62,000,000 for LOOP. Per the Company's analysis, if DOT applied this same methodology in determining Petroport's credible worst case spill liability, a $50,000,000 liability limit (the minimum allowable) would be established for Petroport.

     The Petroport oil spill analysis was formally presented to DOT in November 1995, along with a request that DOT provide Petroport with a letter or memorandum of understanding stating that DOT (1) has reviewed the Petroport oil spill risk analysis and found the methodology to be valid; (2) intends to use that methodology for analyzing the risk Petroport would pose when the final specific operation and other relevant information are received through the licensing process; (3) will apply the same calculation employed in the final rulemaking issued by DOT on August 4, 1995 on "Limit of Liability for Deepwater Ports" for LOOP, to determine Petroport's "maximum credible spill liability" (multiplying the maximum credible spill by the unit spill cost); and (4) will use $11,965 (escalated by the CPI) per barrel as the unit spill cost in making the calculation.

     Such a letter or memorandum of understanding would enable Petroport to satisfy, to a significant degree, the uncertainty of prospective customers and investors regarding (1) the environmental risk posed by using the Petroport facility, (2) the limit of liability/COFR, and (3) the cost of demonstrating financial responsibility.

     In February 1996, DOT informed the Company that it had concluded (1) that the Petroport facility, as planned, poses no greater oil spill risk to the environment than does LOOP, (2) that Petroport's offshore storage caverns show virtually zero spill potential, (3) that Petroport's credible worst case spill would be 2308 barrels, and (4) that the preliminary risk analysis for Petroport is based upon valid methodologies and reasonable assumptions. This understanding reached with the DOT is not, however, a binding decision of the Secretary of DOT.

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

     PROPOSED LEGISLATION AND RULEMAKING. In October 1996 the U.S. Congress enacted the Coast Guard Authorization Act of 1996 (P.L. 104-324) which amended the Oil Pollution Act of 1990 to establish requirements for evidence of financial responsibility for certain offshore facilities, other than Deepwater Ports. The amount required is $35,000,000 for certain types of offshore facilities located seward of the seward boundary of a state, including properties used for oil transportation. The Company currently maintains this statutory $35,000,000 coverage.

     Federal and state legislative rules and regulations are pending that, if enacted, could significantly affect the oil and gas industry. It is impossible to predict which of those federal and state proposals and rules, if any, will be adopted and what effect, if any, they would have on the operations of the Company.

     In addition, various federal, state and local laws and regulations covering the discharge of materials into the environment, occupational health and safety issues, or otherwise relating to the protection of public health and the environment, may affect the Company's operations, expenses and costs. The trend in such regulation has been to place more restrictions and limitations on activities that may impact the general or work environment, such as emissions of pollutants, generation and disposal of wastes, and use and handling of chemical substances. It is not anticipated that, in response to such regulation, the Company will be required in the near future to expend amounts that are material relative to its total capital structure. However, it is possible that the costs of compliance with environmental and health and safety laws and regulations will continue to increase. Given the frequent changes made to environmental and health and safety regulations and laws, the Company is unable to predict the ultimate cost of compliance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock trades in the over-the-counter market and is quoted on NASDAQ under the symbol "BDCO". As of March 19, 1997, there were an estimated 325 stockholders of record and the Company estimates there are more than 1,000 beneficial owners of the Common Stock. NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the high and low bid and ask quotations for the Common Stock as reported on NASDAQ.

                                                      BID               ASK
                                                 -------------     -------------
                                                 HIGH      LOW     HIGH      LOW
                                                 ----     ----     ----     ----
  Quarter Ended March 31, 1995 .............     $.38     $.22     $.44     $.25
  Quarter Ended June 30, 1995 ..............      .34      .16      .41      .19
  Quarter Ended September 30, 1995 .........      .56      .22      .59      .25
  Quarter Ended December 31, 1995 ..........      .41      .31      .44      .34
  Quarter Ended March 31, 1996 .............      .41      .28      .50      .34
  Quarter Ended June 30, 1996 ..............      .53      .34      .56      .38
  Quarter Ended September 30, 1996 .........      .34      .28      .41      .31
  Quarter Ended December 31, 1996 ..........      .38      .28      .44      .34

     The Company currently intends to retain earnings for its capital needs and expansion of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Furthermore, the Company is restricted, pursuant to the Loan Agreement, from paying dividends on Common Stock. Future policy with respect to dividends will be determined by the Board of Directors based upon the Company's earnings and financial condition, capital requirements and other considerations. The Company is a holding company that conducts substantially all of its operations through its subsidiaries. As a result, the Company's ability to pay dividends on the Common Stock is dependent on the cash flow of its subsidiaries. The Company has not declared or paid any dividends on the Common Stock since its incorporation. On December 31, 1996, the holders of all outstanding shares of Series A, Cumulative Convertible Preferred Stock, $.10 par value, converted the shares, in accordance with the terms of the Preferred Stock, into an equivalent number of shares of the Common Stock of the Company. The holders of the Preferred Stock agreed to accept as payment in full of the cumulative dividends, promissory notes in a principal amount equal to the cumulative dividends. See Note 8 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

     RECENT SALES OF UNREGISTERED SECURITIES

     During April 1996, warrants to purchase 16,575,578 shares of Common Stock were exercised at an exercise price of $.10 per share. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting this transaction.

     During the year ended December 31, 1996, Directors, Officers and other employees exercised options to purchase 308,333 shares of Common Stock pursuant to the Company's 1985 Stock Option Plan at exercise prices ranging from $.06250 to $.21250 per share. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting these transactions.

     Effective December 31, 1996, the Company issued 14,560,475 shares of Common Stock upon conversion of outstanding shares of Series A Cumulative Convertible Preferred Stock, $.10 par value per share. The Company relied on an exemption under Section 3(a)9 of the Securities Act in effecting this transaction.

ITEM 6.  SELECTED FINANCIAL DATA


     The selected financial data of the Company and its consolidated subsidiaries is presented for the fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992. Such information should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere in this report.

                                                              YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------
                                     1996          1995              1994          1993 (2)          1992
                                  -----------   -----------      ------------    ------------    ------------
Operating Revenues                $ 4,128,568   $ 5,123,053      $  6,792,765    $  5,220,330    $  3,105,296

Income (Loss) from
  continuing operations                92,302     7,355,686(3)        930,659         358,694      (1,143,305)
Income (Loss) from
  continuing operations
  per primary Common
  Share (1)                              --     $       .15      $        .02            --      ($       .05)

Weighted average number of
  common shares and common
  share equivalents
  outstanding, primary             50,832,889    47,525,088        47,626,300      38,479,361      27,268,659

Income (Loss) from continuing
  operations per fully dilluted
  Common Share (1)                       --     $       .11      $        .01            --      ($       .05)

Weighted average number of
  common shares and dilutive
  common share equivalents
  outstanding                      65,378,844    62,763,059        62,278,671      67,817,957      27,268,659

Net Income                             92,302     7,355,686         1,542,699         855,799        (958,269)

Working Capital (deficit)             917,113       659,692        (1,415,091)     (2,282,435)     (2,240,206)

Total Assets                       24,226,611    25,069,178        20,759,338      21,351,080      20,070,712

Long-term obligations
  Bonds                                  --            --                --         2,500,000       4,100,000
  Other long-term debt              2,060,600        10,000         4,450,000       2,642,303       3,282,496

(1) Income from continuing operations per share of Common Stock in 1996, 1995, 1994 and 1993 is based on the weighted average number of common and common equivalent shares outstanding. The loss from continuing operations per share of Common Stock for 1992 is based on the weighted average number of common shares outstanding. See Note 5 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

(2)  The Company changed its method of accounting for income taxes in 1993. See
     Note 4 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

(3) Includes the gain on sale of a one-third interest in the Blue Dolphin Pipeline System effective August 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference, and Item 1, Business and Properties.

     Certain of the statements included below, including those regarding future financial performance or results, or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, prices of crude oil and natural gas, regulatory changes, general economic conditions, interest rates, competition, and other factors discussed below. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION:  LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company's working capital (current assets less current liabilities) increased to $917,113, representing an improvement of $257,421 as compared with working capital of $659,692 at December 31, 1995, due primarily to proceeds the Company received in 1996 from warrants exercised. Pursuant to the rules of the full cost method of accounting for oil and gas properties, $1,902,995 of oil and gas prospect development and lease acquisition costs, which the Company expects to recover in 1997 through sale of prospects, are excluded from working capital.

     The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. ("Loan Agreement"). Effective November 1, 1996, the borrowing base was adjusted to $1,925,000 reducing by $75,000 per month beginning December 1, 1996. The borrowing base and reducing amount are redetermined semi-annually. The maturity date is January 14, 2000, when the then outstanding principal balance, if any, is due and payable. The current outstanding balance under the credit facility is $10,000. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios.

     From March 1994 through September 1995, warrants to purchase 681,562 shares of Common Stock at $.10 per share were exercised. In April 1996, remaining warrants to purchase 16,575,578 shares of Common Stock at $.10 per share were exercised. There are currently no warrants outstanding.

      On December 31, 1996, the holders of all 14,560,475 outstanding shares of Series A, Cumulative Convertible Preferred Stock, $.10 par value per share, converted such shares in accordance with the terms of the Preferred Stock, into an equivalent number of shares of Common Stock. The holders of the Preferred Stock agreed to accept as payment in full for the cumulative dividends in arrears, which totalled $2,050,600 at December 31, 1996, promissory notes in a principal amount equal to the cumulative dividends. The promissory notes are unsecured, mature in four years, and bear interest at the rate of 10-1/4% per annum. Interest only is payable semi-annually with the principal due on December 31, 2000. The Company may prepay all or a portion of the principal at any time prior to maturity with no penalty. See Note 8 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

     Offshore activity in the vicinity of the Blue Dolphin Pipeline System has remained active. In October 1996, a new discovery was tied-in to the System. The additional throughput resulted in a 37% increase in daily gas volumes transported and a 24% increase in pipeline revenues in fourth quarter 1996 compared to third quarter 1996. In addition, in February 1997, a second discovery was tied-in to the System. Approximately an 8% increase in first quarter 1997 daily gas volumes transported is expected as compared to the fourth quarter 1996.

     A 4-inch 6 mile producer flowline tied into the main 20-inch Blue Dolphin Pipeline was acquired in 1996. To further expand the System's market penetration and to help maintain existing throughput, significant new line additions are currently being evaluated. Future utilization of the Company's pipelines and related facilities will depend upon the success of drilling programs in the Blue Dolphin Pipeline corridor, attraction and retention to the System, and execution of contracts with producer/shippers to transport their gas and oil through the Blue Dolphin Pipeline System. (See Business and Properties - Pipeline Operations and Activities). Additionally, certain rate designs associated with interstate pipeline restructuring under Order No. 636 and other issues before FERC may affect the Company when competing for future pipeline system transportation volumes. Impact on the Company if its interstate pipeline competitors implement such rate designs or are successful in other regulatory matters cannot accurately be predicted at this time (See "Competition, Markets and Regulation - Governmental Regulation").

     In April 1996, the Company reperforated a producing well in the Buccaneer Field, and effected certain down hole repairs in the well in July 1996, resulting in a moderate increase in production. The Company is evaluating application of horizontal drilling and new completion techniques to existing shut-in wells in the Buccaneer Field. If feasible, additional drilling in the Field utilizing these recovery methods could commence in late 1997 or 1998.

     In August 1996, the U.S. Minerals Management Service ("MMS") conducted an annual inspection of the Buccaneer Field production platforms and facilities. In addition to certain repairs, the Company was required to remove piping and other equipment that was no longer in use. Additionally, certain major modifications and repairs were required to an existing producing well. The well was off production from August 1996 until late December 1996. As of December 31, 1996, costs associated with removal and partial abandonment activities, and costs associated with repairs to the platforms and well, totalled approximately $464,000 and $483,000, respectively. The removal and abandonment work, and the repairs to the platforms and well, were completed in March 1997. Additionally, the Company plans to plug and abandon a previously inactive well and remove the associated satellite platform at a cost estimated to be approximately $500,000.

     The reserves and future net revenues presented in Item 1 "Business - Oil and Gas Exploration and Production Activities", reflect capital expenditures totalling $250,000, $2,250,000, $2,275,000, and $2,000,000 in the years ending
December 31, 1998, 1999, 2000 and 2001, respectively. Management will continue to evaluate its capital expenditure program based on, among other things, field reservoir performance, availability and cost of drilling and rework equipment, and demand and prices obtainable for the Company's production. The availability of capital resources will also affect the Company's timing for further development of the Buccaneer Field, and there can be no assurance that such reserves will be developed as currently planned. Additionally, if the application of horizontal drilling and new completion techniques are feasible, the timing of capital expenditures and future revenues could be significantly impacted.

     The Company acquired four lease blocks prospective for oil and gas in the High Island Area in the September 1995 Federal Western Gulf of Mexico lease sale. Approximately $2,000,000 was invested to acquire the necessary acreage for further prospect development, in addition to costs of approximately $400,000 associated with technical development of the prospects. A remaining 75% interest in one of these prospective lease blocks was sold in June 1996. Proceeds received were approximately $390,000. An unsuccessful well was drilled and has been plugged and abandoned. A 43.75% interest in each of the three remaining prospective lease blocks has been sold. Efforts to sell the remaining interests in each block are ongoing. Additionally, the Company is seeking funding for a multi year 3-D seismic based prospect generation and exploration and development drilling program. Such funding will enable the Company to participate as an initial working interest owner and possible operator rather than participating on an after payout basis, as the prospect generation program was originally structured. In August 1994, the Company entered into a multi year 3-D seismic data acquisition and licensing agreement whereby a minimum of $1,500,000 has been committed to acquire 3-D seismic data.

     Development of the Petroport deepwater terminal and offshore storage facility continues to proceed as anticipated. Efforts have focused on pre-licensing activities and regulatory matters. Major pre-licensing activities include: development of support for the project from both Federal and State agencies that have jurisdiction over or impact deepwater port licensing, construction and operation; facility commercial profile development; development of the engineering design and capital and operating cost estimates; development of the cost estimate for obtaining the necessary license and permits; and development of a financing strategy.

     It is currently estimated that pre-licensing costs will total between $1,000,000 - $1,250,000. Approximately $615,000 has been committed through December 31, 1996. Total cost of the facility is currently estimated at approximately $500 million.

     The Company expects to submit the Petroport deepwater port license application and associated permit requests in 1998, with operations commencing in the year 2001.

     In general, the Company believes that it has or can obtain adequate capital resources and liquidity to continue to finance and otherwise meet its anticipated business requirements. The availability of capital resources may, however, affect the Company's timing for major pipeline expansions, further development of the Buccaneer Field, growth in oil and gas prospect generation activities and the Petroport project.


RESULTS OF OPERATIONS

     For the year ended December 31, 1996 ("1996"), the Company reported net income of $92,302, compared to net income of $7,355,686 reported for the year ended December 31, 1995 ("1995"). The decrease is primarily due to the gain on the sale of a one-third interest in the Blue Dolphin Pipeline System ("Pipeline Sale") recorded in 1995 and a decrease in pipeline system revenues in 1996 resulting from the Pipeline Sale.

     1995 net income of $7,355,686, represented a $5,812,987 or 377 percent increase over net income of $1,542,699 reported for the year ended December 31, 1994 ("1994"). The increase in earnings was primarily due to the Pipeline Sale, effective August 1, 1995. Results for the year ended December 31, 1995, included a provision for income taxes of $1,840,183. Of this amount, $827,039 was a non-cash charge in lieu of taxes allocated directly to paid-in capital reflecting utilization of net operating loss carryforwards that were incurred prior to a quasi-reorganization recorded at December 31, 1989. $756,602 was recorded as a deferred tax liability partially offset by a current tax asset of $173,188.

     REVENUES

     1996 VS. 1995. Pipeline system revenues decreased by $617,250 or 16% in 1996 from those of 1995. The decrease was due to a 23% reduction in gas transportation volumes, resulting in a $529,735 reduction in revenues and a $970,424 reduction in revenues as a result of the Pipeline Sale. The revenue decreases were partially offset by an increase in oil transportation revenues of $841,888 resulting from a 50% increase in oil transportation volumes.

     Revenues from oil and gas sales and operating fees for 1996 decreased $377,235 or 31% from those of 1995. Oil and gas sales revenues decreased due primarily to a 44% reduction in gas sales volumes which resulted in a $302,510 decrease in revenues. The reduction in oil and gas sales is attributable to normal production declines and the suspension of production from a Buccaneer Field well from August through December 1996. Operating fees declined approximately $83,000 due to termination of production activities by a producer for whom the Company provided contract operation and maintenance services.

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

     Revenues from oil and gas sales and operating fees decreased by $546,017 in 1995 from those of 1994. Gas sales decreased $408,099 or 40% due to a 33% decrease in production and a 7% decrease in the average sales price received. Operating fees declined $99,000 due to termination of production activities by a producer for whom the Company provided contract operation and maintenance services.

COSTS AND EXPENSES

     1996 VS. 1995. Pipeline operating expenses for 1996 decreased by $178,442 from those of 1995. The decrease was due to a reduction of expenses resulting from the Pipeline Sale.

     Lease operating expenses decreased $223,509 in 1996 from those of 1995. The decrease is due to cost reductions for chemicals, contract labor, rental equipment and reduced insurance program premiums.

     Repair and maintenance costs for 1996 increased by $517,723 due primarily to repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $550,000, partially offset by lower repair and maintenance costs.

     Depletion, depreciation and amortization expense decreased $231,180 in 1996 as compared to 1995. The decrease is due in part to a 44% decline in production volumes related to the suspension of production in the Buccaneer Field discussed above, resulting in a $109,521 decrease in depletion, a decrease of approximately $39,307 in depreciation and amortization expense resulting from the Pipeline Sale, and a decrease of approximately $47,580 due to the effect on depreciation and amortization rates of extending the estimated useful lives of the Company's pipelines and related shore facilities.

     General and administrative expenses decreased $94,919 in 1996, due to the Pipeline Sale.

     Upon consummation of the Pipeline Sale in August 1995, the Company retired substantially all of its debt. Elimination of the debt resulted in a decrease in interest expense in 1996 of $389,190.

     Investment of available cash from the Pipeline Sale and the exercise of warrants in April 1996, resulted in a $43,021 increase in interest income in 1996.

     1995 VS. 1994. Pipeline system operating expenses decreased $242,120 in 1995 from those in 1994. The decrease was due to a $189,625 reduction in costs resulting from the Pipeline Sale and a reduction of approximately $240,000 associated with repairs to the Blue Dolphin Pipeline System incurred in 1994. Partially offsetting these decreases were an increase in contract labor costs of $117,822 associated with a new labor contract effective April 1995, $35,782 in costs associated with repairs made to the Company's onshore oil storage tanks and an $18,316 increase in salt water disposal fees.

     Depletion, depreciation and amortization expense decreased by $113,133 in 1995 from 1994. The decrease was primarily due to the Pipeline Sale.

     Interest expense decreased by $201,986 in 1995 from 1994. The Company retired substantially all of its debt in August 1995.

     NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. This SFAS allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has chosen to continue to account for stock-based compensation under the intrinsic value method and provides the pro forma effects of the fair value method as required. Accordingly, there was no significant impact as a result of the Company's adoption of SFAS No. 123.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements:                                     Page
                                                                            ----
         Independent Auditors' Report ....................................... 27

         Consolidated Balance Sheets, at December 31, 1996 and 1995 ......... 28

         Consolidated Statements of Operations, for the years
              ended December 31, 1996, 1995, and 1994 ....................... 30

         Consolidated Statements of Stockholders' Equity, for the
              years ended December 31, 1996, 1995, and 1994 ................. 31

         Consolidated Statements of Cash Flows, for the years
              ended December 31, 1996, 1995, and 1994 ....................... 32

         Notes to Consolidated Financial Statements ......................... 33

                          INDEPENDENT AUDITORS' REPORT

  The Board of Directors and Stockholders
  Blue Dolphin Energy Company:


  We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Dolphin Energy Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                  KPMG Peat Marwick LLP
  Houston, Texas
  March 17, 1997

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

                       Assets                             1996            1995
                                                      -----------     ----------
Current assets:
 Cash and cash equivalents .......................    $ 1,207,323      2,748,467
 Trade accounts receivable .......................        744,283        860,691
 Crude oil inventory, at market ..................         28,460         19,180
 Prepaid expenses and other assets ...............         70,340         72,824
 Current deferred taxes ..........................           --          173,188
                                                      -----------     ----------
      Total current assets .......................      2,050,406      3,874,350
                                                      -----------     ----------
Property and equipment, at cost:
  Oil and gas properties, including
  $1,902,995 and $2,402,796 of leases
  held for sale at December 31, 1996
  and 1995, respectively (full-cost method) ......     20,853,859     20,561,239
 Onshore separation and handling facilities ......      2,038,865      1,845,791
 Land ............................................      1,133,333      1,133,333
 Pipelines .......................................      1,020,457        848,198
 Other property and equipment ....................        116,776         80,150
                                                      -----------     ----------
                                                       25,163,290     24,468,711
 Less accumulated depletion, depreciation and
  amortization ...................................      4,535,945      4,267,431
                                                      -----------     ----------
                                                       20,627,345     20,201,280
                                                      -----------     ----------
Other assets .....................................      1,548,860        993,548
                                                      -----------     ----------
                                                      $24,226,611     25,069,178
                                                      ===========     ==========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

Liabilities and Stockholders' Equity                       1996          1995
                                                        -----------   ----------
Current liabilities:
 Trade accounts payable .............................   $ 1,086,220    1,008,251
 Lease bonus payable ................................          --      1,375,488
 Current portion of accrued abandonment costs .......          --        547,948
 Other liabilities and accrued expenses .............         8,253       32,871
 Income taxes payable ...............................        38,820      250,100
                                                        -----------   ----------
      Total current liabilities .....................     1,133,293    3,214,658
                                                        -----------   ----------

Long-term debt, less current portion ................     2,060,600       10,000

Deferred federal income taxes .......................       633,956      756,602

Accrued abandonment costs, less current portion .....       798,185    1,242,615

Dividends payable on preferred stock ................          --      1,747,646
                                                        -----------   ----------
      Total long-term liabilities ...................     3,492,741    3,756,863
                                                        -----------   ----------

Stockholders' equity:
 Cumulative convertible preferred stock,
  Series A, $.10 par value. 25,000,000 shares
  authorized; -0- and 14,560,475 shares issued and
  outstanding at December 31, 1996 and 1995 .........          --      1,456,048
 Common stock, $.01 par value. 100,000,000
  shares authorized; 66,769,125 shares issued
  and outstanding at December 31, 1996; 35,324,739
  shares issued and outstanding at December 31, 1995        667,691      353,247
 Additional paid-in capital .........................    17,007,087   14,163,661
 Retained earnings since January 1, 1990 ............     1,925,799    2,124,701
                                                        -----------   ----------
      Total stockholders' equity ....................    19,600,577   18,097,657

Commitments and contingencies .......................          --           --
                                                        -----------   ----------
                                                        $24,226,611   25,069,178
                                                        ===========   ==========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years ended December 31, 1996, 1995, and 1994

                                                                                  1996                1995                 1994
                                                                               ------------         -----------         -----------
Revenue from operations:
 Pipeline operations ..................................................        $  3,276,520           3,893,770           5,017,465
 Oil and gas sales and operating fees .................................             852,048           1,229,283           1,775,300
                                                                               ------------         -----------         -----------
     Revenue from operations ..........................................           4,128,568           5,123,053           6,792,765
                                                                               ------------         -----------         -----------
Cost of operations:
 Pipeline operating expenses ..........................................             871,305           1,049,747           1,089,935
 Lease operating expenses .............................................             609,805             833,314             794,754
 Repairs and maintenance ..............................................             895,357             377,634             620,373
 Depletion, depreciation and amortization .............................             388,406             619,586             732,719
 General and administrative expenses ..................................           1,315,256           1,410,175           1,463,578
                                                                               ------------         -----------         -----------
     Cost of operations ...............................................           4,080,129           4,290,456           4,701,359
                                                                               ------------         -----------         -----------
     Income from operations ...........................................              48,439             832,597           2,091,406

Other income (expense):
 Interest expense .....................................................             (16,790)           (405,980)           (607,966)
 Gain on sale of assets ...............................................               4,397           8,693,228                --
 Interest and other income ............................................             119,045              76,024              39,390
                                                                               ------------         -----------         -----------
     Income before income taxes and
      extraordinary item ..............................................             155,091           9,195,869           1,522,830
                                                                               ------------         -----------         -----------
Income taxes ..........................................................             (62,789)         (1,840,183)           (592,171)

Extraordinary item - gains from early retirement of debt
 (net of income tax charge of $315,293 in 1994) .......................                --                  --               612,040
                                                                               ------------         -----------         -----------
     Net income .......................................................              92,302           7,355,686           1,542,699

Dividend requirements on preferred stock ..............................            (291,204)           (291,204)           (291,204)
                                                                               ------------         -----------         -----------
     Net income attributable to
      common stockholders .............................................        $   (198,902)          7,064,482           1,251,495
                                                                               ============         ===========         ===========
Primary earnings per common share:
Income before extraordinary item and after
 dividend requirements on preferred stock .............................        $       --                  0.15                0.02

Extraordinary item ....................................................                --                  --                  0.01
                                                                               ------------         -----------         -----------
Net income ............................................................        $       --                  0.15                0.03
                                                                               ============         ===========         ===========
Weighted average number of common shares
 and common share equivalents outstanding .............................          50,832,889          47,525,088          47,626,300
                                                                               ============         ===========         ===========
Fully diluted earnings per common share:

Income before extraordinary item ......................................        $       --                  0.11                0.01

Extraordinary item ....................................................                --                  --                  0.01
                                                                               ------------         -----------         -----------
Net income ............................................................        $       --                  0.11                0.02
                                                                               ============         ===========         ===========
Weighted average number of common shares
 and dilutive common share equivalents outstanding ....................          65,378,844          62,763,059          62,278,671
                                                                               ============         ===========         ===========

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1996, 1995, and 1994

                                                                        Convertible     Additional      Retained          Total
                                                           Common        preferred        paid-in       earnings       stockholders'
                                                            stock          stock          capital       (deficit)         equity
                                                          ---------      ----------      ----------     ----------      -----------
Balance at December 31, 1993 ........................     $ 336,515       1,456,048      12,259,384     (6,191,276)       7,860,671
 Exercise of 420,941 warrants .......................         4,209            --            37,885           --             42,094
 Exercise of 436,668 stock options ..................         4,367            --            75,052           --             79,419
 Cancellation of common stock .......................        (1,300)           --             1,300           --               --
 Pre-quasi reorganization net operating
  loss carryforwards utilized .......................          --              --           809,663           --            809,663
 Dividend requirements on preferred
  stock .............................................          --              --              --         (291,204)        (291,204)
 Net income .........................................          --              --              --        1,542,699        1,542,699
 Other ..............................................          --              --            27,070           --             27,070
                                                          ---------      ----------      ----------     ----------      -----------
Balance at December 31, 1994 ........................       343,791       1,456,048      13,210,354     (4,939,781)      10,070,412
                                                          ---------      ----------      ----------     ----------      -----------
 Exercise of 260,620 warrants .......................         2,606            --            23,456           --             26,062
 Exercise of 693,336 stock options ..................         6,850            --           102,812           --            109,662
 Pre-quasi reorganization net operating
  loss carryforwards utilized .......................          --              --           827,039           --            827,039
 Dividend requirements on preferred
  stock .............................................          --              --              --         (291,204)        (291,204)
 Net income .........................................          --              --              --        7,355,686        7,355,686
                                                          ---------      ----------      ----------     ----------      -----------
Balance at December 31, 1995 ........................       353,247       1,456,048      14,163,661      2,124,701       18,097,657
                                                          ---------      ----------      ----------     ----------      -----------
 Exercise of 16,575,578 warrants ....................       165,755            --         1,490,802           --          1,656,557
 Exercise of 308,333  stock options, net of
  tax benefit .......................................         3,084            --            39,157           --             42,241
 Dividend requirements on preferred
  stock .............................................          --              --              --         (291,204)        (291,204)
 Conversion of 14,560,475 shares of
  preferred stock ...................................       145,605      (1,456,048)      1,307,634           --             (2,809)
 Other ..............................................          --              --             5,833           --              5,833
 Net income .........................................          --              --              --           92,302           92,302
                                                          ---------      ----------      ----------     ----------      -----------
Balance at December 31, 1996 ........................     $ 667,691            --        17,007,087      1,925,799       19,600,577
                                                          =========      ==========      ==========      =========       ==========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1996, 1995, and 1994

                                                                                   1996                1995                1994
                                                                                -----------          ----------          ----------
Operating activities:
 Net income ...........................................................         $    92,302           7,355,686           1,542,699
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Extraordinary gains-early retirement of debt .......................                --                  --              (612,040)
   Depletion, depreciation and amortization ...........................             388,406             619,586             732,719
   Deferred income taxes ..............................................              50,542           1,410,363             494,370
   Gain on sale of property and equipment .............................              (4,397)         (8,693,228)               --
   Gain on sale of government bonds and
     related accretion ................................................                --                  --               (38,676)
   Changes in operating assets and liabilities:
    (Increase) decrease in trade accounts receivable ..................             116,408             (86,329)            342,990
    (Increase) decrease in crude oil inventory,
     prepaid expenses and other assets ................................              (6,796)             39,100            (276,615)
    (Decrease) in trade accounts payable,
     accrued interest and other liabilities ...........................            (157,929)           (135,979)         (2,320,825)
                                                                                -----------          ----------          ----------
       Net cash provided by (used in)
        operating activities ..........................................             478,536             509,199            (135,378)
                                                                                -----------          ----------          ----------
Investing activities:
 Oil and gas prospect generation costs ................................          (1,960,217)           (924,039)               --
 Proceeds from sales of oil and gas prospect
  generation leases ...................................................             397,178                --                  --
 Purchases of property and equipment ..................................            (529,893)           (602,309)           (479,028)
 Increase in other assets .............................................            (224,893)           (338,489)               --
 Proceeds from sales of property and equipment ........................               7,050           9,824,165                --
 Proceeds from redemption of government bonds .........................                --                  --               306,000
 Abandonment of oil and gas properties ................................          (1,047,908)               --                  --
 Funds escrowed for abandonment costs .................................            (374,569)           (457,642)           (112,174)
                                                                                -----------          ----------          ----------
       Net cash provided by (used in)
        investing activities ..........................................          (3,733,252)          7,501,686            (285,202)
                                                                                -----------          ----------          ----------
Financing activities:
 Proceeds from borrowings .............................................                --               925,000           5,916,653
 Payments on borrowings ...............................................                --            (6,757,299)         (5,819,362)
 Payments on borrowings from related parties ..........................                --                  --               (15,000)
 Net proceeds from the exercise of stock
   options and warrants ...............................................           1,713,572             135,724             121,513
                                                                                -----------          ----------          ----------
       Net cash provided by (used in)
        financing activities ..........................................           1,713,572          (5,696,575)            203,804
                                                                                -----------          ----------          ----------
       Increase (decrease) in cash ....................................          (1,541,144)          2,314,310            (216,776)

Cash and cash equivalents at beginning of year ........................           2,748,467             434,157             650,933
                                                                                -----------          ----------          ----------
Cash and cash equivalents at end of year ..............................         $ 1,207,323           2,748,467             434,157
                                                                                ===========          ==========          ==========
Supplementary cash flow information:
 Interest paid ........................................................         $    17,000             406,000             915,000
                                                                                ===========          ==========          ==========
 Income taxes paid ....................................................         $   226,519             235,030             106,572
                                                                                ===========          ==========          ==========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

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

         ACCOUNTING ESTIMATES

         Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and to the disclosure of contingent assets and liabilities including reserve information which affects the depletion calculation as well as the computation of the full cost ceiling limitation to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Included in oil and gas properties are $1,902,995 and $2,402,796 of leases acquired with the intention of selling to third party participants as drillable oil and gas prospects as of December 31, 1996 and 1995, respectively. The separate prospects are individually reviewed for recoverability and are excluded from amortization unless impairment is indicated. The Company sold the remaining 75% of one lease in 1996 and the proceeds of $390,550 were recorded as an adjustment to capitalized costs. Pursuant to the full cost rules such leases are considered a component of the full cost pool, however management expects to sell the remaining 75% of the remaining leases and substantially recover this cost in 1997. Also included in oil and gas properties at December 31, 1996 are $584,728 in expenditures directly associated with generation of prospects on the above mentioned leases and generation of additional oil and gas prospects.

         PIPELINES AND FACILITIES

         Pipelines and facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 10-25 years.

         The Company in 1995 adopted Statements of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, with no impact to the Company's consolidated financial statements. Assets are grouped and evaluated based on the ability to identify separate cash flows generated therefrom.

         OTHER PROPERTY AND EQUIPMENT

         Depreciation of furniture, fixtures and other equipment, including assets held under capital leases, is computed using the straight-line method over estimated useful lives of 2-5 years.

         ABANDONMENT

         A provision for the abandonment, dismantlement and site remediation of offshore production platforms and existing wells is made using the unit-of-production method applied to estimates based on current costs. A provision for pipeline and pipeline facilities abandonment costs is also provided using the straight-line method over the estimated useful lives of the pipeline and pipeline facilities. These provisions are included in accumulated depletion, depreciation and amortization, and accrued abandonment costs, respectively. Aggregate abandonment liability is estimated to be approximately $4,250,000 and $4,000,000 at December 31, 1996 and 1995, respectively.

         STOCK-BASED COMPENSATION

         Effective January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This SFAS allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company has chosen to continue to account for stock-based compensation under the intrinsic value method and provides the pro forma effects of the fair value method as required. Accordingly, there was no significant impact as a result of the Company's adoption of SFAS No. 123.

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RECOGNITION OF CRUDE OIL REVENUE

         Revenue from crude oil produced and sold from the Buccaneer Field is recognized when such crude oil is produced, stored and ready for sale.

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

         INCOME TAXES

         The Company provides for income taxes using the asset and liability method pursuant to SFAS No. 109, ACCOUNTING FOR INCOME TAXES (Statement
         109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         NET INCOME PER SHARE

         Net income per common share is computed after consideration of dividend requirements on preferred stock, using the weighted average number of common shares outstanding and common share equivalents during each of the years presented. Outstanding stock options and warrants are common share equivalents and are considered when the effect is dilutive. Cumulative convertible preferred stock are other potentially dilutive securities and are considered in fully diluted net income per share when the effect is dilutive. Net income per common share in 1996 was less than $.01 per share.

         NONCASH INVESTING AND FINANCING ACTIVITIES

         In 1996, the Company issued promissory notes totaling $2,050,600 to the holders of preferred stock for payment of the cumulative preferred stock dividends (see note 8).

         The Company purchased oil and gas leases during 1995, of which $1,375,488 was paid in 1996.

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company's remaining assets and liabilities at December 31, 1989 approximated fair value; accordingly, the accumulated depletion, depreciation and amortization at December 31, 1989 was eliminated against the original cost of the assets. The accumulated deficit of $14,031,556 at December 31, 1989 was then transferred to additional paid-in capital. Any benefits realized upon the utilization of tax operating losses generated prior to January 1, 1990 were credited to additional paid-in capital (see note 5).

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

     (4) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the bank credit facility approximates fair value as interest rates associated with this debt are variable and are based on prevailing market rates.

         The carrying value of the note payable approximates fair value at December 31, 1996, as there was no significant change in prime rate since issuance of the note payable in December 1996.

     (5) INCOME TAXES

         Income taxes were allocated as follows for 1996, 1995 and 1994:

                                                   1996      1995     1994
                                                 -------  ---------  -------
            Income from continuing operations .  $62,789  1,840,183  592,171
            Extraordinary gains ...............     --         --    315,293
                                                          ---------  -------
                                                 $62,789  1,840,183  907,464
                                                 =======  =========  =======

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Income tax expense attributable to continuing operations for 1996, 1995 and 1994 consists of:

                                       1996             1995           1994
                                   ----------        ---------        -------
            Current:
               Federal ..........  $     --            189,500         29,000
               State ............      12,247          240,320         68,801
            Deferred Federal ....      50,542        1,410,363        494,370
                                   ----------        ---------        -------
                                   $   62,789        1,840,183        592,171
                                   ==========        =========        =======

         During 1995 and 1994, the valuation allowance decreased approximately $2,272,000 and $809,000, respectively. As a result of the quasi-reorganization described in note 2, the benefits of the reduction in 1994 and $827,000 of the reduction in 1995 were recorded directly to stockholders' equity and the statements of operations include a charge in lieu of taxes.

         The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

                                                         1996          1995
                                                      -----------    ----------
Deferred tax assets:
   Accrued abandonment costs ......................   $   249,356       400,068
   Net operating loss carryforwards ...............     2,435,537     2,230,409
   Alternative minimum tax credit .................       228,897       230,240
                                                      -----------    ----------
             Total gross deferred tax assets ......     2,913,790     2,860,717
Deferred tax liabilities:
   Bases differences in property and equipment ....    (3,527,171)   (3,444,131)
   State tax ......................................       (20,575)         --
                                                      -----------    ----------
             Total gross deferred tax liability ...    (3,547,746)   (3,444,131)
                                                      -----------    ----------
             Net deferred tax liability ...........   $   633,956       583,414
                                                      ===========    ==========

                                                             1996          1995
                                                      -----------    ----------
Allocated as follows:
   Current deferred taxes .........................   $      --        (173,188)

   Noncurrent deferred tax liability ..............       633,956       756,602
                                                      -----------    ----------
                                                      $   633,956       583,414
                                                      ===========    ==========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company does not believe a valuation allowance is necessary because the benefit of such deferred tax assets are expected to be fully utilized.

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's effective tax rate applicable to continuing operations in 1996, 1995 and 1994 differs from the expected tax rate of 34% due to the following:

                                                       1996      1995      1994
                                                       ----      ----      ----
        Expected tax rate ..........................     34%       34%       34%
        State taxes, net of federal benefit ........      5         2         3
        Expenses not deductible for tax purposes ...      1       --          2
        Decrease in valuation allowance recognized
            in earnings ............................     --       (16)       --
                                                         --       ---        --
                                                         40%       20%       39%
                                                         ==       ===        ==

           At December 31, 1996, the Company had the following estimated net operating loss carryforwards (NOL):

                 YEAR OF                           NET OPERATING LOSS
                EXPIRATION                             CARRYFORWARDS
                ----------                             -------------
                 2002                                   $ 1,572,310
                 2003                                     1,954,812
                 2004                                     2,066,517
                 2006                                     1,011,469
                 2007                                       402,349
                 2011                                       104,173
                                                         ----------
                                                        $ 7,111,630

         The Tax Reform Act of 1986 significantly limits the amount of NOL available to offset future taxable income when a change in ownership occurs. Such a limitation of the NOL in a given year could prevent the Company from realizing the full benefit of the NOL within the 15 year statutory limit. The Company had two changes in ownership prior to 1996. The Company believes that the limitation, if any, would not have a significant impact on the consolidated financial statements.

         The Company has an alternative minimum tax credit carryforward of $228,897 that does not expire and may be applied to reduce regular tax to an amount not less than the alternative minimum tax payable in any one year.
                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (6) LONG-TERM DEBT

         In January 1994, the Company arranged a reducing revolving credit facility (Loan Agreement) with Bank One, Texas, N.A. (Bank One), in an amount of $10,000,000. At December 31, 1996, the borrowing base under the Loan Agreement was $1,850,000 reducing $75,000 per month. The borrowing base is determined semi-annually. On the first day of each month interest is due and payable on the outstanding loan balance at the rate of 1.25% above Bank One's prime rate of interest. Borrowings under the Loan Agreement are secured by first liens on the Buccaneer Field, the Blue Dolphin Pipeline, the Buccaneer Pipeline, the Freeport, Texas acreage and the Shore Facilities. In November 1996, the maturity date under the Loan Agreement was extended from January 14, 1997 to January 14, 2000.

         With the proceeds from the sale of an interest in its Blue Dolphin Pipeline System in 1995 (see note 3), the Company reduced the borrowings outstanding under the Loan Agreement to a minimal amount ($10,000) to maintain the availability of the revolving credit facility.

         The Loan Agreement includes certain restrictive covenants, including a restriction of the payment of dividends on capital stock and the maintenance of certain financial coverage ratios. Upon consummation of the Loan Agreement in January 1994, debt totaling $6,350,379, including $2,000,000 of the Series B Notes (see note 7) and accrued interest were retired for approximately $5,460,000. The resulting gain was recorded as an extraordinary item in 1994.

         In December 1996, the Company issued $2,050,600 in promissory notes to the holders of the Preferred Stock as full payment of the cumulative preferred stock dividends. The promissory notes are unsecured, mature in four years and bear interest at the rate of 10.25% per annum. Interest only is payable semi-annually with the principal due on December 31, 2000. The Company may prepay all or a portion of the principal at any time prior to maturity with no penalty.

         Long-term debt at December 31, 1996 and 1995 is as follows:

                                                                 DECEMBER 31,
                                                             -------------------
                                                                1996       1995
                                                             ----------   ------
$10,000,000 bank credit facility, interest payable
   monthly at prime rate (8.25% at December 31, 1996)
   plus 1.25%. Borrowing availability and reducing
   base amount are redetermined semiannually .............   $   10,000   10,000
$2,050,600 notes payable, interest at 10.25% per
   annum payable semi-annually, principal due
   December 31, 2000  ....................................    2,050,600     --
                                                              2,060,600   10,000
Less current maturities ..................................         --       --
                                                             ----------   ------
                                                             $2,060,600   10,000
                                                             ==========   ======

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (7) CONVERTIBLE SUBORDINATED NOTES
         In June 1986, the Company issued $8,000,000 of 7-1/2% convertible subordinated notes due 2001, convertible at $4.80 per share into 2,083.25 shares of common stock for each $10,000 note. Pursuant to the note agreement, a portion of the proceeds were reserved as collateral. At December 31, 1993, $500,000 face amount of the notes were collateralized by government bonds (Series A Notes) scheduled to mature in May 2001 for $500,000. The remaining $2,000,000 of the notes at December 31, 1993 were collateralized by a third lien on oil and gas properties (Series B Notes). The net proceeds of the notes were originally used to acquire and develop oil and gas properties.

         In 1994, the $500,000 of notes collateralized by government bonds, plus accrued interest of approximately $25,000, were purchased at a cost of approximately $470,000 and the remaining $2,000,000 of Series B Notes, plus accrued interest of approximately $87,500, were purchased at a cost of approximately $1,250,000. The government bonds collateralizing the Series A Notes purchased was released to the Company and sold. The $928,000 gain ($612,040 net of related income tax) on the early retirement of these notes and the indebtedness in note 6 was recorded as an extraordinary item in 1994.

     (8) STOCKHOLDERS' EQUITY
         Effective December 31, 1996, the holders of all 14,560,475 outstanding shares of the Company's Series A, Cumulative Convertible Preferred Stock, $.10 par value, converted their shares in accordance with the terms of the Preferred Stock into an equivalent number of shares of the Common Stock of the Company. The holders of the Preferred Stock agreed to accept as payment in full of their cumulative dividends, which totaled $2,050,600 at December 31, 1996, promissory notes in a principal amount equal to the cumulative dividends.

         Under the terms of the Preferred Stock, holders were entitled to receive dividends in the annual amount of $.02 per share which were cumulative from the date of issue, were convertible at the option of the holder into one share of the Company's Common Stock for each share of Preferred Stock, and had equal voting rights with the Common Stock, except that the holders of the Preferred Stock were entitled to elect a majority of the Board of Directors as a result of the dividend arrearage being more than three years.

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (9) STOCK OPTIONS

         The Company adopted a new stock option plan in 1996 (the Plan). The stock subject to the options and other provisions of the Plan shall be shares of the Company's Common Stock, $.01 par value (the Stock). The total amount of the Stock with respect to which options may be granted shall not exceed in the aggregate 10% of the number of issued and outstanding shares of Common Stock of the Company. The stock options become exercisable from time to time in part or as a whole, as the Compensation Committee (the Committee), appointed by the Board of Directors, in its discretion may provide. However, the Committee shall not grant options which (together with any other options which are exercisable under the applicable provisions of the Plan) may become exercisable in any one calendar year to purchase more than one-third of the maximum amount granted. All options expire five years after the date of grant. The price of options granted may not be less than eighty-five percent of the fair market value of the Stock on the date the option is granted. Optionees must continue their association with the Company for one year after exercising the options, or the underlying stock reverts to the Company. All shares issued for options exercised in the current year are restricted at December 31, 1996. The Company's previous stock option plan, with terms and conditions essentially the same as those of the Plan, expired in 1995.

         At December 31, 1996, the Company has reserved a total of 8,686,959 shares of Common Stock for issuance under the above mentioned stock option plans, of which 2,009,997 shares relate to options granted prior to 1996, under the previous stock option plan. The outstanding stock options granted to key employees, officers and directors, for the purchase of shares of the Company's Common Stock, are as follows:

                                                                EXERCISE
                                                             PRICE PER SHARE
                                                            ------------------
                                             SHARES          FROM         TO
                                           ----------       ------      ------
Balance, December 31, 1994 .............    2,128,334       $.0625       .3453
    Granted ............................      910,000        .1859       .1859
    Exercised ..........................     (693,337)       .1594       .3453
                                           ----------       ------      ------
Balance, December 31, 1995 .............    2,344,997        .0625       .2922
                                           ==========       ======      ======
    Granted ............................      945,000        .2656       .2656
    Exercised ..........................     (308,333)       .0625       .2125
    Expired ............................      (26,667)       .1594       .2125
                                           ----------       ------      ------
Balance, December 31, 1996 .............    2,954,997       $.0625       .2922
                                           ==========       ======      ======

         The weighted average exercise price per share was $.1370 and $.1582 in 1996 and 1995, respectively.
                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 1996, 661,676 options are immediately exercisable. Pursuant to the requirements of FASB No. 123, the weighted average fair market value of options granted during 1996, 1995 and 1994 are $.17, $.17 and $.27, respectively. The closing bid prices for the Company's stock at the date the options were granted during 1996, 1995 and 1994 are $.31, $.22 and $.34, respectively. The fair market value pursuant to FASB No. 123 of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 67%, 122% and 126% and risk-free interest rates of 5.89%, 6.17%, and 6.52% for grants in 1996, 1995 and 1994, respectively, and an expected life of 3 years. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's Common Stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

         As discussed in note 1, no compensation expense has been recorded in 1996, 1995 or 1994 for stock options granted. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards made after December 31, 1994 under those plans, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1996            1995
                                                       --------        ---------
          Net income (loss)         As reported        $ 92,302        7,355,686
                                    Pro forma           (33,483)       7,269,282
          Primary earnings (loss)   As reported              --           0.15
              per share             Pro forma              (.01)          0.15
          Fully diluted earnings    As reported              --           0.11
             (loss) per share       Pro forma                --           0.11

         Outstanding options at December 31, 1996 expire between January 15, 1997 and November 11, 2001.

         The outstanding exercisable warrants to purchase shares of the Company's Common Stock at $.10 per share per warrant, issued in connection with debt refinancings are as follows:

                                                         WARRANTS
                                                        -----------
           Balance, December 31, 1994 .................  16,836,199
           Exercised ..................................    (260,621)
                                                        -----------
           Balance, December 31, 1995 .................  16,575,578
           Exercised .................................. (16,575,578)
                                                        -----------
           Balance, December 31, 1996 .................        --
                                                        ===========

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Under the provisions of SFAS No. 123, the pro forma disclosures above include only the effects of stock options granted by the Company subsequent to December 31, 1994. During this initial phase-in period, the pro forma disclosures as required by SFAS No. 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards are generally made each year.

    (10) RELATED PARTY TRANSACTIONS

         Related party transactions which are not disclosed elsewhere in these consolidated financial statements are discussed in the following paragraphs.

         In 1992, the Company entered into a contract with a company, in which a director of the Company is a principal, for business development consulting services. The Company paid $91,600 under the contract in 1996 and $90,000 in 1995 and 1994.

    (11) LEASES

         The Company's lease for a vapor recovery unit was capitalized and included in property, plant and equipment in 1993. The lease expired in 1995. The Company paid $405,000 during the term of the lease to acquire the vapor recovery unit.

         In addition, the Company has various noncancelable operating leases which continue through 1998.

         The following is a schedule of future minimum lease payments required under long-term noncancelable operating leases at December 31, 1996:

              YEARS ENDING
              DECEMBER 31,
              ------------
                 1997 ..................................     $ 146,844
                 1998 ..................................       108,483
                                                               -------
                                                             $ 255,327

         Rental expense under operating leases for the years indicated were as follows:

               YEARS ENDED
               DECEMBER 31,
               ------------
                  1996 .................................     $ 213,603
                  1995 .................................       253,430
                  1994 .................................       225,576

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (12) COMMITMENTS AND CONTINGENCIES

         In 1993, the United States Department of the Interior, Minerals Management Service (MMS) required the Company's wholly-owned subsidiary, Blue Dolphin Exploration Company (BDEX), formerly Ivory Production Co., to provide additional security to ensure it could meet the future abandonment obligations associated with the Buccaneer Field. In February 1994, BDEX and the MMS agreed on the form of such security and the amount of the future obligations.

         As additional security for the future Buccaneer Field abandonment and site clearance obligations, in February 1994, BDEX provided the MMS with a $700,000 supplemental surety bond. In October 1996, BDEX provided the MMS with an additional $600,000 supplemental surety bond. The bonds will be fully funded over approximately an eleven year period, through the escrowing with the surety of $10,000 per month. Such escrow funding began in February 1994.

         Additionally, a sinking fund was established in 1994 wherein the greater of the net proceeds from Buccaneer Field farmout acreage or $250,000 annually will be set aside until a total of approximately $2,400,000 has been accumulated to meet end of lease abandonment and site clearance obligations. The Company estimates the remaining useful life of its major Buccaneer Field facilities to be in excess of ten years.

         In July 1994, BDEX entered into a Regional 3-D Seismic Data Acquisition and Purchase Agreement with a third party provider of seismic data. The term of the agreement is 5 years and provides BDEX access to the third party's 3-D and 2-D seismic data base. BDEX's minimum commitment during the remainder of the agreement is $1,050,000.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position.

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (13) BUSINESS SEGMENT INFORMATION

         The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the pipeline and pipeline system. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                            OPERATING                    DEPLETION,
                                                           INTERSEGMENT      INCOME    IDENTIFIABLE   DEPRECIATION AND
                                               REVENUES      REVENUES       (LOSS)(1)     ASSETS       AMORTIZATION(2)
                                              ---------    ------------    ----------  ------------   ----------------
         Year ended December 31, 1996:
            Oil and gas exploration
                and production              $   863,381         11,333      (886,706)   17,018,210       177,365
            Pipeline operations               3,305,527         29,007     1,386,710     2,418,128       158,281
            Consolidated                      4,128,568             --        48,439    24,226,611       388,406
                                              =========         ======     =========    ==========       =======
         Year ended December 31, 1995:
            Oil and gas exploration
                and production              $ 1,229,283             --      (470,115)   16,873,765       357,501
            Pipeline operations               3,965,293         71,523     1,783,416     2,156,380       180,918
            Consolidated                      5,123,053             --       832,597    25,069,178       619,586
                                              =========       ========     =========    ==========       =======
         Year ended December 31, 1994:
            Oil and gas exploration
                and production              $ 1,775,300             --       (34,273)   14,774,449       443,563
            Pipeline operations               5,122,238        104,773     2,681,451     2,557,582       218,715
            Consolidated                      6,792,765             --     2,091,406    20,759,338       732,719
                                              =========      =========     =========    ==========       =======

         (1) Consolidated income from operations includes $358,465, $328,013, and $380,558 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $52,760, $81,168, and $70,441 for the years ended December 31, 1996, 1995 and 1994, respectively.

          (2) Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $26,340, $33,970 and $39,420 for each of the years ended December 31, 1996, 1995 and 1994, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $29,190, $51,898, and $33,760 for the years ended December 31, 1996, 1995 and 1994, respectively.

         See the supplemental disclosures for oil and gas producing activities (see note 15) for discussion of capitalized costs incurred for oil and gas production operations. Capital expenditures of $365,333 were incurred for pipeline operations for the year ended December 31, 1996.

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                      OIL AND GAS
                                                                       SALES AND         PIPELINE
                                                                    OPERATING FEES      OPERATIONS         TOTAL
         Year ended December 31, 1996:                              --------------      ----------     -----------
              The Coastal Corporation                                $      49,085       1,281,147       1,330,232
              Apache Oil Corp.                                             401,265         696,319       1,097,584
              The Dow Chemical Company                                     342,119         120,636         462,755
                                                                       ===========         =======      ==========

         Year ended December 31, 1995:
              Apache Oil Corp.                                        $    395,321         779,432       1,174,753
              The Coastal Corporation                                       46,218         922,096         968,314
              The Dow Chemical Company                                     645,727          97,930         743,657
              The Louisiana Land and Exploration Co.                            --         453,036         453,036
                                                                       ===========         =======      ==========
         Year ended December 31, 1994:
              The Dow Chemical Company                                 $ 1,073,324         137,709       1,211,033
              Apache Oil Corp.                                             362,630         711,653       1,074,283
              Seagull Energy Corporation                                        --         873,088         873,088
              The Coastal Corporation                                       65,567         729,576         795,143
              Houston Exploration Company                                       --         558,156         558,156
                                                                     =============         =======      ==========

    (14) ACQUISITIONS

         In March 1995, the Company acquired Petroport, L.C. Petroport, L.C. held proprietary technology, represented by certain patents issued and or pending, associated with the development and operation of a deepwater crude oil and products port and offshore storage facility. The form of the transaction was a merger of Petroport, L.C. into Petroport, Inc., a wholly-owned subsidiary of the Company.

         Consideration paid included $150,000 cash and future consideration contingent upon the successful development and operation of the primary Petroport facility, planned for the western Gulf of Mexico off the Texas coast. The contingent consideration includes $350,000 to be paid when the Company obtains funding for the licensing and permitting phase of the project and 9,000,000 shares of Company Common Stock, with issuance dependent upon successful completion of the facility and maintaining a prespecified throughput volume. As of December 31, 1996, the Company has capitalized $465,000 in Petroport development costs which are expected to benefit future periods. The Company will continue to capitalize incremental third party costs associated with the development of Petroport subject to a recoverability evaluation and will begin amortizing the costs once the Petroport facility is placed into service.
                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

         At December 31, 1996, the Buccaneer Field accounted for 100% of the Company's future net cash flows from proved reserves.

         The timing and amount of estimated future development costs may significantly increase or decrease the Company's total proved and proved developed reserve volumes, the Standardized Measure of Discounted Future Net Cash Flows, and the components and changes therein.

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

         Proved reserves are estimated quantities of natural gas, crude oil, and condensate which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        OIL             GAS
     QUANTITY OF OIL AND GAS RESERVES                  (BBLS)          (MCF)
     --------------------------------                   ----            ---
Total proved reserves at December 31, 1993 ......      224,294       37,766,430
                                                      --------      -----------
Revisions to previous estimates .................      (25,098)      (3,800,747)
Production ......................................       (3,791)        (490,587)
                                                      --------      -----------
Total proved reserves at December 31, 1994 ......      195,405       33,475,096
                                                      --------      -----------
Revisions to previous estimates .................        9,088          (51,572)
Production ......................................       (2,327)        (326,388)
                                                      --------      -----------
Total proved reserves at December 31, 1995 ......      202,166       33,097,136
                                                      --------      -----------
Revisions to previous estimates .................       (6,477)        (201,823)
Production ......................................       (1,887)        (180,269)
                                                      --------      -----------
Total proved reserves at December 31, 1996 ......      193,802       32,715,044
                                                      ========      ===========
Proved developed reserves:
    December 31, 1996 ...........................      117,724       19,591,098
    December 31, 1995 ...........................      126,088       19,973,190
    December 31, 1994 ...........................      119,327       20,351,150
                                                      ========      ===========

         CAPITALIZED COSTS OF OIL AND
              GAS PRODUCING ACTIVITIES

         The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of the dates indicated.

                                                             DECEMBER 31,
                                                     ---------------------------
                                                         1996           1995
                                                     ------------    -----------
 Unproved properties and prospect generation costs
     not being amortized ..........................  $  2,590,347      2,402,796
 Proved properties being amortized ................    18,263,512     18,158,443
 Less accumulated depletion, depreciation and
   amortization ...................................   (3,835,649)    (3,687,474)
            Net capitalized costs .................  $ 17,018,210     16,873,765
                                                     ============    ===========
Accrued offshore platform and
   well abandonment costs .........................  $    244,190      1,262,908
                                                     ============    ===========

         The Company is attempting to sell leases which make up unproved properties not being amortized, and expects such sales to occur during the year ending December 31, 1997.

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         COSTS INCURRED IN OIL AND
              GAS PRODUCING ACTIVITIES

         The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the periods indicated.

                                                          DECEMBER 31,
                                               --------------------------------
                                                  1996        1995       1994
                                               ----------   ---------   -------
Property acquisition costs - unproved
   properties and prospect generation ......   $  584,728   2,402,796   103,449
Exploration costs ..........................         --          --     136,290
Development costs ..........................      105,069         349   249,050
                                               ----------   ---------   -------
                                               $  689,797   2,403,145   488,789
                                               ==========   =========   =======
   Depletion expense per Mcf
       equivalent produced .................   $      .97        1.05       .86
                                               ==========   =========   =======

         STANDARDIZED MEASURE OF DISCOUNTED
              FUTURE NET CASH FLOWS

         The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of:

                                                            DECEMBER 31,
                                                   ----------------------------
                                                        1996            1995
                                                   ------------     -----------
Future cash inflows ...........................    $ 75,422,337      63,264,355
Future development costs ......................     (10,156,601)     (9,935,722)
Future production costs .......................     (14,154,887)    (14,136,174)
                                                   ------------     -----------
Future net cash inflows
   before income taxes ........................      51,110,849      39,192,459
Future income taxes ...........................     (15,236,647)    (11,293,210)
                                                   ------------     -----------
Future net cash flows .........................      35,874,202      27,899,249
10% discount factor ...........................     (17,680,462)    (13,420,440)
                                                   ------------     -----------
        Standardized measure of discounted
             future net cash inflows ..........    $ 18,193,740      14,478,809
                                                   ============     ===========

         Future net cash flows at each year end, as reported in the above schedule, were determined by summing the estimated annual net cash flows computed by: (1) multiplying estimated quantities of proved reserves to be produced during each year by current prices (at December 31, 1996, such prices were $24.55 per barrel of oil and $2.16 per Mcf of gas) and (2) deducting estimated expenditures to be incurred during each year to develop and produce the proved reserves (based on current costs). In general, oil prices declined in early 1997. Income taxes were computed by applying year-end statutory rates to pretax net cash flows, reduced by the tax basis of the properties and available net operating loss carryforwards. The annual future net cash flows were discounted, using a prescribed 10% rate, and summed to determine the standardized measure of discounted future net cash flows.
                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Principal changes in the STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS attributable to the Company's proved oil and gas reserves for the periods indicated are as follows:

                                                               DECEMBER 31,
                                                 ----------------------------------------
                                                     1996          1995           1994
                                                 -----------    ----------    -----------
Sales and transfers, net of production costs *   $   996,305       397,517        (47,212)
Net change in estimated future development
   costs .....................................      (105,110)        7,222        840,437
Net change in income taxes ...................    (1,748,864)   (1,201,592)     7,453,049
Revisions in previous quantity estimates .....      (209,443)        1,734     (3,147,268)
Net changes in sales and transfer prices,
   net of production costs ...................     5,566,602    (2,502,045)   (13,437,157)
Accretion of discount ........................     1,885,846     1,838,675      3,471,079
Change in production rates (timing)
   and other .................................    (2,670,405)      728,610     (4,003,917)
                                                 -----------    ----------    -----------
         Net change ..........................   $ 3,714,931      (729,879)    (8,870,989)
                                                 ===========    ==========    ===========

         * 8% of the Company's estimated gas reserves and 9% of its estimated oil reserves were being produced at December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement relating to its 1997 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement relating to its 1997 annual meeting of stockholders, which proxy statement will be filed pursuant to regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement relating to its 1997 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement relating to its 1997 annual meeting of stockholders, which proxy statement will be filed pursuant to regulation 14A within 120 days after the end of the last fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  1. Financial Statements

               The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

                                                                            Page
                                                                            ----
               Consolidated Balance Sheets, at December 31, 1996
                 and 1995 .................................................. 28

               Consolidated Statements of Operations, for the
                 years ended December 31, 1996, 1995, and 1994 ............. 30

               Consolidated Statements of Stockholders' Equity, for the
                 years ended December 31, 1996, 1995, and 1994 ............. 31

               Consolidated Statements of Cash Flows, for the
                 years ended December 31, 1996, 1995, and 1994 ............. 32

               Notes to Consolidated Financial Statements .................. 33

       (a)    3. Exhibits:

    NO.       DESCRIPTION
    ---       -----------
    3.1  (1)  Certificate of Incorporation of the Company

    3.2 (2) Certificate of Correction to the Certificate of Incorporation of the Company dated June 30, 1987

    3.3 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated June 30, 1987

    3.4 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated December 11, 1989

    3.5 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated December 14, 1989

    3.6  (2)  Bylaws of the Company

    4.1  (2)  Specimen Certificate of Blue Dolphin Energy Company Common Stock

 * 10.3  (5)  Blue Dolphin Energy Company 1985 Employee Stock Option Plan

 * 10.4       Blue Dolphin Energy Company 1996 Employee Stock Option Plan

  10.11  (3)  Gas Purchase  Agreement  between Dow Chemical  Company and Ivory
              Production Co. dated May 1, 1991

  10.18  (6)  Form of Consulting  Agreement  between Blue Dolphin Services Co.
              and Columbus Petroleum Ltd., dated July 1, 1995

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

  10.25  (6)  First Amendment to Loan Agreement dated January 14, 1994 by and among Blue Dolphin Energy Company, Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. d/b/a MEI Mission Energy, Inc., Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N.A., dated February 7, 1995

  10.26  (6)  Second Amendment to Loan Agreement dated January 14, 1994 by and among Blue Dolphin Energy Company, Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. d/b/a MEI Mission Energy, Inc., Blue Dolphin Exploration Company, previously known as Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N. A., dated December 22, 1995


  10.27  (6)  Asset Purchase Agreement by and among Blue Dolphin Pipe Line
              Company, Buccaneer Pipe Line Co. and Mission Energy, Inc. as Sellers and CoEnergy Offshore Pipeline & Processing Company, as Purchaser dated as of August 31, 1995.

  10.28 Third Amendment to Loan Agreement dated January 14, 1994 by and among Blue Dolphin Energy Company, Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. d/b/a MEI Mission Energy, Inc., Blue Dolphin Exploration Company, previously known as Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N. A., dated November 5, 1996.

   21.1  (6)  List of Subsidiaries of the Company

   23.1 Consent of Gerald W. DuPont Enterprises, Inc., independent petroleum engineers

   27.1       Financial Data Schedule
------------
(1) Incorporated herein by reference to Exhibits filed in connection with Registration Statement on Form S-4 of ZIM Energy Corp. filed under the Securities Act of 1933 (Commission File No. 33-5559).

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

(6) Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1995 under the Securities and Exchange Act of 1934, dated March 29, 1996.

 *  Management Compensation Plan.


    (b)  Reports on Form 8-K

              None

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

                                      Date:   March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                       Date

/s/ MICHAEL J. JACOBSON           President (principal          March 31, 1997
Michael J. Jacobson               executive officer)


/s/ G. BRIAN LLOYD                Treasurer/Secretary           March 31, 1997
G. Brian Lloyd


/s/ IVAR SIEM                     Chairman                      March 31, 1997
Ivar Siem


/s/ HARRIS A. KAFFIE              Director                      March 31, 1997
Harris A. Kaffie


/s/ DANIEL B. PORTER              Director                      March 31, 1997
Daniel B. Porter


/s/ MICHAEL S. CHADWICK           Director                      March 31, 1997
Michael S. Chadwick


/s/ CHRISTIAN HYSING-DAHL         Director                      March 31, 1997
Christian Hysing-Dahl