Form 10-Q
period 1997-03-31
BLUE DOLPHIN ENERGY CO
filed 1997-05-15
CIK 793306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:	     MARCH 31, 1997

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ..................to...................

Commission File Number:	      0-15905


                      BLUE DOLPHIN ENERGY COMPANY
         (Exact name of registrant as specified in its charter)

             Delaware		          73-1268729
(State or other jurisdiction of	       (I.R.S. Employer
incorporation or organization)	       Identification No.)

        Eleven Greenway Plaza, Suite 1606, Houston, Texas  77046
       	(Address of principal executive offices)	(Zip Code)

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

                             YES   X    NO
                                 ----      ----

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     66,819,125 SHARES $.01 PAR VALUE OUTSTANDING AT APRIL 28, 1997
     --------------------------------------------------------------

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

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       March 31,    December 31,
                                                         1997          1996
                                                       ---------    ------------
                                                      (Unaudited)
                           ASSETS
Current Assets:
   Cash                                              $   724,770   $ 1,207,323
   Trade accounts receivable                             710,272       744,283
   Crude oil inventory                                    29,120        28,460
   Prepaid expenses                                       99,713        70,340
                                                      ----------    ----------
         Total Current Assets                          1,563,875     2,050,406

Property and Equipment, at cost, using full cost
    method for oil and gas properties.  Includes
    $1,902,995 of leases held for sale at             24,138,186    24,029,957
    March 31, 1997 and December 31, 1996
  Accumulated depletion, depreciation
    and amortization                                  (4,621,717)   (4,535,945)
                                                      ----------    ----------
                                                      19,516,469    19,494,012

Land                                                   1,133,333     1,133,333

Other Assets                                           1,619,271     1,548,860
                                                      ----------    ----------

                        Total Assets                 $23,832,948   $24,226,611
                                                      ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses             $   524,785   $ 1,094,473
   Accrued interest payable                               51,827           -
   Accrued income taxes payable                           64,830        38,820
                                                      ----------    ----------
                 Total Current Liabilities               641,442     1,133,293

Long-Term Debt, less current portion                   2,060,600     2,060,600

Accrued Abandonment Costs, less current portion          716,875       798,185

Deferred Income Taxes                                    692,860       633,956

Common Stock                                             668,191       667,691
Additional Paid-in Capital                            17,012,837    17,007,087
Accumulated Earnings since January 1, 1990             2,040,143     1,925,799
                                                      ----------    ----------
                   Total Liabilities and
                    Stockholders' Equity             $23,832,948   $24,226,611
                                                      ==========    ==========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                  Three Months
                                                                 Ended March 31,
                                                                1997          1996
                                                              --------      --------
Revenue from operations:
    Pipeline operations                                     $   911,029   $   801,092
    Oil and gas sales and operating fees                        247,791       266,265
                                                             ----------    ----------
                    REVENUE FROM OPERATIONS                   1,158,820     1,067,357

Cost of operations:
    Pipeline operating expenses                                 212,490       220,268
    Lease operating expenses                                    145,886       180,236
    Repair and maintenance costs                                153,782        49,588
    Depletion, depreciation, and amortization                   105,049       132,070
                                                             ----------    ----------
                    COST OF OPERATIONS                          617,207       582,162
                                                             ----------    ----------
                                                                541,613       485,195

Other income (expense):
    General and administrative                                 (325,022)     (315,771)
    Interest expense                                            (56,433)       (4,205)
    Interest and other income                                    27,340        24,186
                                                             ----------    ----------
                    INCOME BEFORE INCOME TAXES                  187,498       189,405

                    Provision for income taxes                  (73,154)      (73,803)
                                                             ----------    ----------

NET INCOME (LOSS)                                               114,344       115,602

Dividend requirements on preferred stock                            -          72,801
                                                             ----------    ----------
Net income applicable to common stockholders                $   114,344   $    42,801
                                                             ==========    ==========

Net income per common share                                 $     0.002   $     0.001
                                                             ==========    ==========

Weighted average number of common shares and common
     share equivalents outstanding                           67,755,800    48,980,027
                                                             ==========    ==========

Net income per common share (fully diluted)                 $     0.002
                                                             ==========

Weighted average number of common shares and dilutive
     common share equivalents outstanding                    67,755,800
                                                             ==========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                       Three Months
                                                                      Ended March 31,
                                                                     1997          1996
                                                                   --------      --------

OPERATING ACTIVITIES
    Net income                                                   $   114,344   $   115,602
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization              105,049       132,070
               Deferred income taxes                                  58,904        59,553
               Changes in operating assets and liabilities:
                    Decrease in trade accounts receivable             34,011        80,980
                    (Increase) in crude oil inventory and prep       (30,033)      (29,672)
                    (Decrease) in accounts payable and
                           other current liabilities                (491,851)     (128,592)
                                                                  ----------    ----------
                                 NET CASH PROVIDED BY (USED IN)
                                 OPERATING ACTIVITIES               (209,576)      229,941

INVESTING ACTIVITIES
    Oil and gas prospect generation costs                            (94,867)   (1,435,061)
    Purchases of property and equipment                               (6,897)     (254,576)
    Increase in other assets                                         (32,590)      (45,640)
    Funds escrowed for abandonment costs                             (47,331)      (49,769)
    Abandonment of oil and gas properties                            (97,542)          -
                                                                  ----------    ----------
                                          NET CASH (USED IN)
                                          INVESTING ACTIVITIES      (279,227)   (1,785,046)

FINANCING ACTIVITIES
    Net proceeds from the exercise of stock options                    6,250           -
                                                                  ----------    ----------
                                          NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES         6,250           -
                                                                  ----------    ----------

                                          (DECREASE) IN CASH        (482,553)   (1,555,105)

CASH AT BEGINNING OF YEAR                                          1,207,323     2,748,467
                                                                  ----------    ----------

CASH AT MARCH 31,                                                $   724,770   $ 1,193,362
                                                                  ==========    ==========
SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                                $     4,606   $     4,205
                                                                  ==========    ==========

    Income taxes paid                                            $       -     $       -
                                                                  ----------    ----------



              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

                             MARCH 31, 1997


EARNINGS PER COMMON SHARE

Fully diluted earnings per share has not been presented for the three months ended March 31, 1996 because conversion of the preferred stock was antidilutive. All outstanding preferred shares were converted to an equivalent number of common shares effective December 31, 1996.

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


FINANCIAL CONDITION

At March 31, 1997, the Company's working capital (current assets less current liabilities) was $922,433, representing an increase of $5,320 as compared with working capital of $917,113 at December 31, 1996. Pursuant to the rules of the full cost method of accounting for oil and gas properties, $1,902,995 of lease acquisition costs associated with the Company's oil and gas prospect generation activities, which costs the Company expects to recover in 1997 through sale of prospects, are excluded from working capital at March 31, 1997 and December 31, 1996, respectively. In the second quarter 1997, commitments to purchase the remaining interest in one of three prospect lease blocks held for sale were received by the Company (see comments below).

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

Offshore activity in the vicinity of the Blue Dolphin Pipeline System has remained active. In February 1997, a new discovery was tied-in to the System. The additional throughput resulted in an 8% increase in daily gas volumes transported in the first quarter 1997 compared to the fourth quarter 1996. The Company expects additional throughput from this producer/shipper to result in an increase in daily gas volumes transported in the second quarter 1997 compared to the first quarter 1997. An existing producer/shipper has notified the Company that it will terminate its oil transportation and processing agreements with the Company in the third quarter 1997. Revenues generated from oil transportation and processing fees from this producer/shipper represented 25% of the Company's total revenues for the quarter ended March 31, 1997. The Company expects that certain of its operating costs will be reduced and/or eliminated as a result of the reduced oil throughput. Future utilization of the Company's pipelines and related facilities will depend upon the success of drilling programs in the Blue Dolphin Pipeline corridor, attraction and retention to the System, and execution of contracts with producer/shippers to transport their gas and oil through the Blue Dolphin Pipeline System.

The Company is evaluating application of horizontal drilling and new completion techniques to existing shut-in wells in the Buccaneer Field. If feasible, additional drilling in the Field utilizing these recovery methods could commence in late 1997 or 1998.

In August 1996, the Minerals Management Service conducted an annual inspection of the Buccaneer Field production platforms and facilities. In addition to certain repairs, the Company was required to remove piping and other equipment that was no longer in use. The removal and abandonment work, and the repairs to the platforms were completed in March 1997. During the three months ended March 31, 1997, the Company incurred costs totalling approximately $100,000 for removal and abandonment work and approximately $100,000 for repairs to the platforms. Additionally, the Company plans to plug and abandon a previously inactive well and remove the associated satellite platform at a cost estimated to be approximately $500,000. The work is currently expected to begin during the second half 1997.

The Company holds interests in three lease blocks in the High Island Area of the Gulf of Mexico prospective for oil and gas. The lease blocks were acquired in the September 1995 Federal Western Gulf of Mexico lease sale. Approximately $1,750,000 was invested to acquire the three leases for further prospect development, in addition to costs of approximately $150,000 associated with technical development of the prospects. A 43.75% interest in each of the three lease blocks has been sold. Commitments to purchase the remaining 56.25% interest in one of the lease blocks were received during the second quarter 1997. The Company expects to complete the sale by late second quarter or early third quarter 1997. Efforts to sell the available interests in each of the two remaining lease blocks are ongoing.

Additionally, the Company is seeking funding for a multi-year 3-D seismic based prospect generation and exploration and development drilling program. Such funding will enable the Company to participate as an initial working interest owner and possible operator rather than participating on an after payout basis, as the prospect generation program was originally structured. In August 1994, the Company entered into a multi-year 3-D seismic data acquisition and licensing agreement providing access to over 2,000,000 acres of 3-D seismic data, primarily in the Western Gulf of Mexico, and over 200,000 line miles of close grid 2-D seismic data.

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

Expansion of the proposed facility's capabilities to include the ability to receive by pipeline and store natural gas, as well as crude oil and condensate produced from deepwater discoveries on the U.S. Outer
Continental Shelf, is currently being evaluated.

It is currently estimated that pre-licensing costs will total between $1,000,000 - $1,250,000. Approximately $640,000 has been committed through March 31, 1997. Total cost of the facility is currently estimated at approximately $500 million.

The Company expects to submit the Petroport deepwater port license application and associated permit requests in 1998, with operations commencing in the year 2001.

The Company believes that it has or can obtain adequate capital resources to continue to meet its anticipated business requirements.

RESULTS OF OPERATIONS

Net income applicable to common stockholders for the three months ended March 31, 1997, ("first quarter 1997 or current period") increased 267% to $114,344 compared to net income applicable to common stockholders of $42,801 reported for the first quarter 1996 ("previous period").

REVENUES:

Revenues for the current period increased by $91,463 or 9% to $1,158,820 compared to revenues of $1,067,357 reported for the previous period.

First quarter 1997 revenues from pipeline operations increased by $109,937 or 14% from the previous period due to an increase in gas transportation revenues of $76,882, resulting from a 20% increase in gas transportation volumes. Oil transportation revenues increased $40,354, resulting from a 16% increase in oil transportation rates.

Revenues from oil and gas sales and operating fees for the current period decreased by $18,474 from those of the previous period.
Operating fees declined $33,434 due to termination of production activities by a producer for whom the Company provided contract operation and maintenance services. This decrease was partially offset by a $21,026 increase in gas sales, due to a 19% increase in the gas price received.

COSTS AND EXPENSES:

First quarter 1997 lease operating expenses decreased $34,350 from those of the previous period. The decrease is due to cost reductions for chemicals, supplies, contract labor, rental equipment and insurance program premiums.

Repair and maintenance costs for the current period increased by $104,194 due primarily to repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $98,000.

Depletion, depreciation, and amortization expense for the current period decreased $27,021 as compared to the previous period, due to a decrease of approximately $16,000 in amortization as a result of deferred loan costs being fully amortized during 1996, and a decrease of approximately $10,000 resulting from the effect on depreciation of extending the estimated useful lives of the Company's pipelines and related shore facilities in June 1996.

Interest expense increased $52,228 in the current period as a result of promissory notes totalling $2,050,600, issued December 31, 1996. The notes are associated with the conversion of the issued and outstanding preferred stock to common stock.


             	BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     	PART II.  OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company's definitive Proxy Statement, dated April 17, 1997, for the Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 6.	EXHIBITS AND REPORT ON FORM 8-K

A)	Exhibits - None

B)	Form 8-K - None

             	BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                              	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 By:  BLUE DOLPHIN ENERGY COMPANY



Date:  MAY 13, 1997                     Michael J. Jacobson
                                	Michael J. Jacobson
                                        President and Chief Executive Officer



                                        G. Brian Lloyd
                                        G. Brian Lloyd
                                        Secretary and Treasurer