Form 10-Q
period 1997-06-30
BLUE DOLPHIN ENERGY CO
filed 1997-08-07
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:              JUNE 30, 1997

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

          66,835,792 SHARES $.01 PAR VALUE OUTSTANDING AT AUGUST 7, 1997

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,            December 31,
                                                                           1997                  1996
                                                                  -----------------    ------------------
                                                                        (Unaudited)
                                   ASSETS
Current Assets:
   Cash                                                           $        753,264     $       1,207,323
   Trade accounts receivable                                               736,858               744,283
   Receivable from prospect sales                                        1,018,289                   --
   Crude oil inventory                                                      26,080                28,460
   Prepaid expenses                                                        105,672                70,340
                                                                  -----------------    ------------------

                  Total Current Assets                                   2,640,163             2,050,406

Property and Equipment, at cost, using full cost
    method for oil and gas properties.  Includes
    $884,706 and $1,902,995 of leases held for sale
    at June 30, 1997 and December 31, 1996                              23,283,381            24,029,957
  Accumulated depletion, depreciation
    and amortization                                                    (4,686,619)           (4,535,945)
                                                                  -----------------    ------------------
                                                                        18,596,762            19,494,012

Land                                                                     1,133,333             1,133,333

Other Assets                                                             1,872,336             1,548,860
                                                                  -----------------    ------------------
                                Total Assets                      $     24,242,594     $      24,226,611
                                                                  =================    ==================
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                          $        597,359     $       1,094,473
   Accrued interest payable                                                104,230                  --
   Current portion of accrued abandonment costs                            450,000                  --
   Accrued income taxes payable                                             52,340                38,820
                                                                  -----------------    ------------------
                          Total Current Liabilities                      1,203,929             1,133,293

Long-Term Debt, less current portion                                     2,060,600             2,060,600

Accrued Abandonment Costs, less current portion                            278,077               798,185

Deferred Income Taxes                                                      789,036               633,956

Common Stock                                                               668,358               667,691
Additional Paid-in Capital                                              17,013,817            17,007,087
Accumulated Earnings since January 1, 1990                               2,228,777             1,925,799
                                                                  -----------------    ------------------
                           Total Liabilities and
                            Stockholders' Equity                  $     24,242,594     $      24,226,611
                                                                  =================    ==================

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                            Three Months
                                                                           Ended June 30
                                                                   1997                       1996
                                                             ------------               ------------
Revenue from operations:
    Pipeline operations .................................... $  1,021,663               $    798,690
    Oil and gas sales and operating fees ...................      187,034                    259,586
                                                             ------------               ------------
                    REVENUE FROM OPERATIONS ................    1,208,697                  1,058,276

Cost of operations:
    Pipeline operating expenses ............................      205,813                    207,450
    Lease operating expenses ...............................      178,635                    158,688
    Repair and maintenance costs ...........................       65,137                     89,934
    Depletion, depreciation, and amortization ..............       81,628                    113,381
                                                             ------------               ------------
                    COST OF OPERATIONS .....................      531,213                    569,453
                                                             ------------               ------------
                                                                  677,484                    488,823

Other income (expense):
    General and administrative .............................     (342,737)                  (324,469)
    Interest expense .......................................      (54,497)                    (9,382)
    Interest and other income ..............................       20,978                     34,631
                                                             ------------               ------------
                    INCOME BEFORE INCOME TAXES .............      301,228                    189,603

                    Provision for income taxes .............     (112,594)                   (73,870)
                                                             ------------               ------------
NET INCOME (LOSS) ..........................................      188,634                    115,733

Dividend requirements on preferred stock ...................           --                     72,801
                                                             ------------               ------------
Net income applicable to common stockholders ............... $    188,634               $     42,932
                                                             ============               ============
Net income per common share ................................ $      0.003               $      0.001
                                                             ============               ============
Weighted average number of common shares
     outstanding ...........................................   67,349,712                 47,935,067
                                                             ============               ============
Net income per common share (fully diluted) ................ $      0.003
                                                             ============
Weighted average number of common shares
    outstanding ............................................   67,349,712
                                                             ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                               Six Months
                                                                              Ended June 30,
                                                                       1997                   1996
                                                                 ------------           ------------
Revenue from operations:
    Pipeline operations ......................................   $  1,932,692           $  1,599,782
    Oil and gas sales and operating fees .....................        434,825                525,851
                                                                 ------------           ------------
                    REVENUE FROM OPERATIONS ..................      2,367,517              2,125,633

Cost of operations:
    Pipeline operating expenses ..............................        418,303                427,718
    Lease operating expenses .................................        324,521                338,924
    Repair and maintenance costs .............................        218,919                139,522
    Depletion, depreciation, and amortization ................        186,677                245,451
                                                                 ------------           ------------
                    COST OF OPERATIONS .......................      1,148,420              1,151,615
                                                                 ------------           ------------
                                                                    1,219,097                974,018

Other income (expense):
    General and administrative ...............................       (667,759)              (640,240)
    Interest expense .........................................       (110,930)               (13,587)
    Interest and other income ................................         48,318                 58,817
                                                                 ------------           ------------
                    INCOME BEFORE INCOME TAXES ...............        488,726                379,008

                    Provision for income taxes ...............       (185,748)              (147,673)
                                                                 ------------           ------------
NET INCOME (LOSS) ............................................        302,978                231,335

Dividend requirements on preferred stock .....................             --                145,602
                                                                 ------------           ------------
Net income applicable to common stockholders .................   $    302,978           $     85,733
                                                                 ============           ============
Net income per common share ..................................   $      0.004           $      0.002
                                                                 ============           ============
Weighted average number of common shares
     outstanding .............................................     67,552,718             48,457,547
                                                                 ============           ============
Net income per common share (fully diluted) ..................   $      0.004
                                                                 ============
Weighted average number of common shares
    outstanding ..............................................     67,552,718
                                                                 ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                          Six Months
                                                                                         Ended June 30,
                                                                                    1997                 1996
                                                                                -----------         -----------
OPERATING ACTIVITIES
  Net income .................................................................. $   302,978         $   231,335
  Adjustments to reconcile net income to net cash provided by operating activities:
           Depletion, depreciation and amortization ...........................     186,677             245,451
           Deferred income taxes ..............................................     155,080             119,173
           Changes in operating assets and liabilities:
               (Increase) Decrease in trade accounts receivable ...............       7,425             (87,243)
               (Increase) in crude oil inventory and prepaid expenses .........     (32,952)            (71,361)
               (Decrease) in accounts payable and
                    other current liabilities .................................    (379,364)           (644,649)
                                                                                -----------         -----------
                                          NET CASH PROVIDED BY (USED IN)
                                          OPERATING ACTIVITIES ................     239,844            (207,294)

INVESTING ACTIVITIES
    Oil and gas prospect generation costs .....................................    (160,750)         (1,155,795)
    Purchases of property and equipment .......................................    (107,470)           (339,352)
    Increase in other assets ..................................................     (37,930)           (107,185)
    Funds escrowed for abandonment costs ......................................    (291,636)           (261,626)
    Abandonment of oil and gas properties .....................................     (98,634)               --
    Exploration and development costs .........................................      (4,880)            (50,976)
                                                                                -----------         -----------
                                          NET CASH (USED IN)
                                          INVESTING ACTIVITIES ................    (701,300)         (1,914,934)

FINANCING ACTIVITIES
    Net proceeds from the exercise of warrants ................................          --           1,657,558
    Net proceeds from the exercise of stock options ...........................       7,397              21,250
                                                                                -----------         -----------
                                          NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES ................       7,397           1,678,808

                                          (DECREASE) IN CASH ..................    (454,059)           (443,420)

CASH AT BEGINNING OF YEAR .....................................................   1,207,323           2,748,467
                                                                                -----------         -----------
CASH AT JUNE 30 ............................................................... $   753,264         $ 2,305,047
                                                                                ===========         ===========
SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid ............................................................. $     6,741         $    13,587
                                                                                ===========        ============
    Income taxes paid ......................................................... $    39,660         $    46,365
                                                                                ===========        ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                  JUNE 30, 1997

EARNINGS PER COMMON SHARE

Fully diluted earnings per share has not been presented for the three months and six months ended June 30, 1996, because conversion of the outstanding options and preferred stock was antidilutive. All outstanding preferred shares were converted to an equivalent number of common shares effective December 31, 1996.

ACCOUNTING STANDARDS

Blue Dolphin Energy Company will implement SFAS No. 128, "Earnings per Share" for year-end 1997 financial reporting. This standard requires presentation of both "basic" and, where capital structures are complex, "diluted" earnings per share disclosure in the statement of operations. The Company expects that implementation of this standard will not have a material effect on earnings per share as currently calculated.

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

FINANCIAL CONDITION

At June 30, 1997, the Company's working capital (current assets less current liabilities) was $1,436,234, representing an increase of $519,121 as compared with working capital of $917,113 at December 31, 1996. The increase in working capital is principally due to sale of an oil and gas prospect in the second quarter 1997 for approximately $1,000,000, offset in part by reclassification from long term to current of certain well abandonment costs of approximately $450,000. Pursuant to the rules of the full cost method of accounting for oil and gas properties, approximately $900,000 of lease acquisition costs associated with the Company's oil and gas prospect generation activities, which costs the Company expects to recover in late 1997 through sale of prospects, are excluded from working capital at June 30, 1997.

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. Effective November 1, 1996, the borrowing base was adjusted to $1,925,000, reducing by $75,000 per month beginning December 1, 1996. The borrowing base and reducing amount can be redetermined semi-annually. The maturity date is January 14, 2000, when the then outstanding principal balance, if any, is due and payable. The current outstanding balance under the credit facility is $10,000. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios.

Offshore activity in the vicinity of the Blue Dolphin Pipeline System continues to be active. During the six months ended June 30, 1997, four new wells from existing producers/shippers were tied into the pipeline system, resulting in a 24% increase in daily gas volumes transported compared to the first half of 1996. An existing producer/shipper has notified the Company that it will terminate its oil transportation and processing

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

agreements with the Company during the third quarter 1997. Revenues generated from oil transportation and processing fees from this producer/shipper represented 24% of the Company's revenues for the six months ended June 30, 1997. The Company expects that certain of its operating costs will be reduced and/or eliminated as a result of the reduced oil throughput. Future utilization of the Company's pipelines and related facilities will depend upon the success of drilling programs in the Blue Dolphin Pipeline corridor, attraction and retention to the System, and execution of contracts with producer/shippers to transport their gas and oil through the Blue Dolphin Pipeline System.

In August 1996, the Minerals Management Service conducted an annual inspection of the Buccaneer Field production platforms and facilities. In addition to effecting certain repairs, the Company was required to remove piping and other equipment that was no longer in use. The removal and abandonment work, and the repairs to the platforms were completed in March 1997. For the period ended June 30, 1997, the Company incurred costs totalling approximately $100,000 for removal and abandonment work and approximately $100,000 for repairs to the platforms. Additionally, the Company plugged and abandoned a previously inactive well, in July 1997, at a cost of approximately $450,000. Removal of the associated satellite platform and site clearance is expected to take place later this year or early in 1998, at an estimated cost of $250,000.

The Company currently holds interests in two lease blocks in the High Island Area of the Gulf of Mexico prospective for oil and gas. The lease blocks were acquired in January 1996. Approximately $825,000 was invested to acquire the two leases for further prospect development, in addition to costs of approximately $60,000 associated with technical development of the prospects. A 43.75% interest in each of these prospective lease blocks has been sold. Efforts to sell the remaining 56.25% interest in each lease block are ongoing.

Additionally, the Company expects to finalize shortly, a multi-year agreement with several independent oil and gas companies, whereby in exchange for certain participation rights, these companies would partially fund the costs associated with the Company's ongoing prospect generating program. In August 1994, the Company entered into a multi-year 3-D seismic data acquisition and licensing agreement providing access to over 2,000,000 acres of 3-D seismic data, primarily in the Western Gulf of Mexico, and over 200,000 line miles of close grid 2-D seismic data.

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

Expansion of the proposed facility's capabilities to include the ability to receive by pipeline and store natural gas, as well as crude oil and condensate produced from deepwater discoveries on the U.S. Outer Continental Shelf, is being evaluated.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

It is currently estimated that pre-licensing costs will total between $1,000,000
- $1,250,000. Approximately $650,000 has been committed through June 30, 1997. Total cost of the facility is currently estimated at approximately $500 million.

The Company expects to submit the Petroport deepwater port license application and associated permit requests in 1998, with operations commencing in the year 2001.

The Company believes that it has or can obtain adequate capital resources to continue to meet its anticipated business requirements.

RESULTS OF OPERATIONS

Net income applicable to common stockholders for the six months ended June 30, 1997, ("current period") increased 253% to $302,978 compared to net income applicable to common stockholders of $85,733 reported for the first half of 1996 ("previous period").

REVENUES:

Revenues for the current period increased by $241,884 or 11% to $2,367,517 compared to revenues of $2,125,633 reported for the previous period.

Revenues from pipeline operations increased by $332,910 or 21% from the previous period. Gas transportation revenues increased $242,000, resulting from a 36% increase in gas transportation volumes. Oil transportation revenues increased $88,000, resulting from a 5% increase in oil transportation volumes.

Revenues from oil and gas sales and operating fees for the current period decreased by $91,026 from those of the previous period. Oil and gas sales decreased $45,000 due to decreased production volumes. Operating fees declined approximately $27,000 due to termination of production activities by a producer for whom the Company provided contract operation and maintenance services and $17,000 due to decreased production volumes from a second producer for whom the Company provides similar services.

COSTS AND EXPENSES:

Repair and maintenance costs for the current period increased by $79,397 due primarily to repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $98,000 incurred in the first half 1997.

Depletion, depreciation, and amortization expense for the current period decreased $58,774 as compared to the previous period, due to a decrease of approximately $32,000 in amortization as a result of deferred loan costs being fully amortized during 1996, and a decrease of approximately $26,000 in depletion, resulting from decreased oil and gas production volumes.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

General and administrative expenses increased $27,519 in the current period due primarily to timing differences between the current and previous periods that is expected to even out by year end, and an increase in health insurance costs.

Interest expense increased $97,343 in the current period as a result of promissory notes totalling $2,050,600, issued December 31, 1996. The notes are associated with the conversion of the issued and outstanding preferred stock to common stock.

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

                                    By:  BLUE DOLPHIN ENERGY COMPANY

Date:  AUGUST 7, 1997               /s/ MICHAEL J. JACOBSON
                                    Michael J. Jacobson
                                    President and Chief Executive Officer

                                    /s/ G. BRIAN LLOYD
                                    G. Brian Lloyd
                                    Secretary and Treasurer