Form 10-Q
period 1997-09-30
BLUE DOLPHIN ENERGY CO
filed 1997-11-12
CIK 793306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:	     SEPTEMBER 30, 1997

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

                           YES   X    NO ___

                	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     67,186,971 shares $.01 par value outstanding at October 31,1997

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

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,         December 31,
                                                                                      1997                 1996
                                                                                  (Unaudited)
                                   ASSETS
Current Assets:
   Cash                                                                      $          1,122,782  $        1,207,323
   Trade accounts receivable                                                            1,138,318             744,283
   Crude oil inventory                                                                     16,860              28,460
   Prepaid expenses                                                                       101,151              70,340
                  Total Current Assets                                                  2,379,111           2,050,406

Property and Equipment, at cost, using full cost
    method for oil and gas properties.  Includes
    $884,706 and $1,902,955 of leases held for sale
    at September 30, 1997 and December 31, 1996                                        23,748,565          24,029,957
    Accumulated depletion, depreciation
    and amortization                                                                   (4,762,368)         (4,535,945)
                                                                                       18,986,197          19,494,012

Land                                                                                    1,133,333           1,133,333

Other Assets                                                                            1,930,035           1,548,860

                                Total Assets                                 $         24,428,676  $       24,226,611

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                     $            629,417  $        1,094,473
   Accrued interest payable                                                                52,979               --
   Current portion of accrued abandonment costs                                           331,000               --
   Accrued income taxes payable                                                            77,180              38,820
                          Total Current Liabilities                                     1,090,576           1,133,293

Long-Term Debt, less current portion                                                    2,060,600           2,060,600

Accrued Abandonment Costs, less current portion                                            20,264             798,185

Deferred Income Taxes                                                                     976,552             633,956

Common Stock                                                                              669,275             667,691
Additional Paid-in Capital                                                             17,018,630          17,007,087
Accumulated Earnings since January 1, 1990                                              2,592,779           1,925,799

                           Total Liabilities and
                           Stockholders' Equity                              $         24,428,676  $       24,226,611

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                             Three Months
                                                                                           Ended September 30
                                                                                        1997               1996
Revenue from operations:
    Pipeline operations                                                      $       1,255,628  $         775,459
    Oil and gas sales and operating fees                                               185,961            181,718
                    REVENUE FROM OPERATIONS                                          1,441,589            957,177

Cost of operations:
    Pipeline operating expenses                                                        188,220            217,392
    Lease operating expenses                                                           162,183            146,359
    Repair and maintenance costs                                                        91,889            244,314
    Depletion, depreciation, and amortization                                           90,107             80,830
                    COST OF OPERATIONS                                                 532,399            688,895
                                                                                       909,190            268,282

Other income (expense):
    General and administrative                                                        (316,004)          (328,510)
    Interest expense                                                                   (54,801)            (2,962)
    Interest and other income                                                           28,283             35,336

                    INCOME BEFORE INCOME TAXES                                         566,668            (27,854)

                    Provision for income taxes                                        (202,666)                66

NET INCOME (LOSS)                                                                      364,002            (27,788)

Dividend requirements on preferred stock                                                  --               72,801

Net income (loss) applicable to common stockholders                          $         364,002  $        (100,589)

Net income (loss)  per common share                                          $           0.005  $          (0.002)

Weighted average number of common shares
     outstanding                                                                    67,850,678         53,027,407

Net income per common share (fully diluted)                                  $           0.005

Weighted average number of common shares
    outstanding  (fully diluted)                                                    68,040,189

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                              Nine Months
                                                                                          Ended September 30,
                                                                                        1997               1996
Revenue from operations:
    Pipeline operations                                                      $       3,188,320  $       2,375,241
    Oil and gas sales and operating fees                                               620,786            707,569
                    REVENUE FROM OPERATIONS                                          3,809,106          3,082,810

Cost of operations:
    Pipeline operating expenses                                                        606,523            645,110
    Lease operating expenses                                                           486,704            485,283
    Repair and maintenance costs                                                       310,808            383,836
    Depletion, depreciation, and amortization                                          276,784            326,281
                    COST OF OPERATIONS                                               1,680,819          1,840,510
                                                                                     2,128,287          1,242,300

Other income (expense):
    General and administrative                                                        (983,763)          (968,750)
    Interest expense                                                                  (165,731)           (16,549)
    Interest and other income                                                           76,601             94,153

                    INCOME BEFORE INCOME TAXES                                       1,055,394            351,154

                    Provision for income taxes                                        (388,414)          (147,607)

NET INCOME                                                                             666,980            203,547

Dividend requirements on preferred stock                                                  --              218,403

Net income (loss) applicable to common stockholders                          $         666,980  $         (14,856)

Net income  per common share                                                 $            0.01  $              --

Weighted average number of common shares
     outstanding                                                                    67,652,559         50,007,664

Net income per common share (fully diluted)                                  $            0.01

Weighted average number of common shares
    outstanding (fully diluted)                                                     67,715,729

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                            Nine Months
                                                                                                         Ended September 30,
                                                                                                       1997               1996
OPERATING ACTIVITIES
Net income                                                                               $         666,980   $            203,547
Adjustments to reconcile net income to net
cash provided by operating activities:
Depletion, depreciation and amortization                                                           276,784                326,281
Gain on Sale of Property and Equipment                                                                --                   (4,397)
Deferred income taxes                                                                              342,596                104,857
Changes in operating assets and liabilities:
(Increase) Decrease in trade accounts receivable                                                  (394,035)                47,896
(Increase) Decrease  in crude oil inventory and prepaid expenses                                   (19,211)                43,905
(Decrease) in accounts payable and
other current liabilities                                                                         (292,717)              (895,673)
 NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                                                              580,397               (173,584)

INVESTING ACTIVITIES
Oil and gas prospect generation costs                                                             (518,111)            (1,497,953)
Proceeds from sales of oil and gas prospects                                                     1,018,289                  --
Purchases of property and equipment                                                               (208,158)              (339,705)
Increase in other assets                                                                           (50,311)              (164,115)
Funds escrowed for abandonment costs                                                              (339,999)              (326,999)
Abandonment of oil and gas properties                                                             (569,147)                 --
Exploration and development costs                                                                  (10,627)              (111,913)
 NET CASH (USED IN)
 INVESTING ACTIVITIES                                                                             (678,064)            (2,440,685)

FINANCING ACTIVITIES
Net proceeds from the exercise of warrants                                                            --                1,657,558
Net proceeds from the exercise of stock options                                                     13,126                 25,522
 NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                                                               13,126              1,683,080

 (DECREASE) IN CASH                                                                                (84,541)              (931,189)

CASH AT BEGINNING OF YEAR                                                                        1,207,323              2,748,467

CASH AT SEPTEMBER 30                                                                     $       1,122,782   $          1,817,278

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                                                        $         110,470   $             16,549

    Income taxes paid                                                                    $          39,600   $             46,365

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

                           SEPTEMBER 30, 1997


EARNINGS PER COMMON SHARE

Fully diluted earnings per share has not been presented for the three months and six months ended September 30, 1996, because it is antidilutive.

ACCOUNTING STANDARDS

The Company will implement SFAS No. 128, "Earnings per Share" for year-end 1997 financial reporting. This standard requires presentation of both "basic" and, where capital structures are complex, "diluted" earnings per share disclosure in the statement of operations. The Company expects that implementation of this standard will not have a material effect on earnings per share as currently calculated.

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


FINANCIAL CONDITION

At September 30, 1997, the Company's working capital (current assets less current liabilities) was $1,288,535, representing an increase of $371,422 as compared with working capital of $917,113 at December 31, 1996. The increase in working capital is principally due to the net effect of the sale of an oil and gas prospect in the second quarter 1997 for approximately $1,000,000 and offsetting well abandonment costs of approximately $819,000. Pursuant to the rules of the full cost method of accounting for oil and gas properties, approximately $900,000 of lease acquisition costs associated with the Company's oil and gas prospect generation activities, which costs the Company expects to recover in late 1997 or early 1998 through sale of prospects, are excluded from working capital at September 30, 1997.

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. Effective September 1, 1997, the borrowing base was adjusted to $900,000, reducing by $90,000 per month beginning October 1, 1997. The borrowing base and reducing amount are redetermined semi-annually. The maturity date is January 14, 2000, when the then outstanding principal balance, if any, is due and payable. The current outstanding balance under the credit facility is $10,000. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios.

During the nine months ended September 30, 1997, offshore activity in the vicinity of the Blue Dolphin Pipeline System remained active. Four additional wells were tied into the pipeline system, resulting in a 56% increase in daily gas volumes transported compared to the same period in 1996. An existing producer/shipper terminated its oil transportation and processing agreements with the Company effective

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)

October 26, 1997. Revenues generated from oil transportation and processing fees from this producer/shipper represented 25% of the Company's revenues for the nine months ended September 30, 1997. The Company expects that certain of its operating costs will be reduced and/or eliminated as a result of the reduced oil throughput.

In an ongoing effort to expand the Company's pipeline market area and to enhance the value of its pipeline system, during 1997 the Company acquired two 8 inch diameter flowlines, totalling approximately 16 miles in length. Additionally, the Company has acquired an out-of-service 12 inch diameter, 18 mile offshore line. Future utilization of the Company's pipelines and related facilities will depend upon the success of drilling programs in and around the Company's pipeline corridors, attraction and retention to the systems, and execution of contracts with producer/shippers to transport their gas and oil through the Company's transportation facilities.

In August 1996, the Minerals Management Service conducted an annual inspection of the Buccaneer Field production platforms and facilities. In addition to certain repairs, the Company was required to remove piping and other equipment that was no longer in use. The removal and abandonment work, and the repairs to the platforms were completed in March 1997. For the period ended September 30, 1997, the Company incurred costs totalling approximately $112,000 for removal and abandonment work and approximately $112,000 for repairs to the platforms. Additionally, a previously inactive well was plugged and abandoned at a cost of approximately $457,000. Removal of the associated satellite platform and site clearance is expected to take place later this year or early in 1998, at an estimated cost of $250,000.

The Company currently holds interests in two lease blocks prospective for oil and gas in the High Island Area of the Gulf of Mexico. The lease blocks were acquired in January 1996. Approximately $825,000 was invested to acquire the two leases, in addition to approximately $60,000 associated with technical development of the prospects. A 43.75% interest in each of these prospective lease blocks has been sold. Efforts to sell the remaining 56.25% interest in each lease block are ongoing.

Additionally, the Company has finalized a multi-year agreement with three independent oil and gas companies, whereby in exchange for certain participation rights, these companies will partially fund the costs associated with the Company's ongoing offshore prospect generation program. The remaining program costs will be reimbursed to the Company as prospects are developed and leases acquired. In August 1994, the Company entered into a multi-year 3-D seismic data acquisition and licensing agreement providing access to over 2,000,000 acres of 3-D seismic data, primarily in the Western Gulf of Mexico, and over 200,000 line miles of close grid 2-D seismic data.

Development of the Petroport deepwater terminal and offshore storage facility continues to proceed as anticipated. Efforts remain focused on pre-licensing activities and regulatory matters. Major pre-licensing activities include: development of support for the project from both Federal and State agencies that have jurisdiction over or impact deepwater port licensing, construction and operation; facility commercial profile development; development of the engineering design and capital and operating cost estimates; development of the cost estimate for obtaining the necessary license and permits; and development of a financing strategy.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)

It is currently estimated that pre-licensing costs will total approximately $1,250,000. Approximately $665,000 has been committed through September 30, 1997. Total cost of the facility is currently estimated at approximately $500 million. The
Company expects to submit the Petroport deepwater port license application and associated permit requests in 1998, with operations commencing in the year 2001.

The Company believes that it has or can obtain adequate capital resources to continue to meet its anticipated business requirements.

RESULTS OF OPERATIONS

Net income applicable to common stockholders for the nine months ended September 30, 1997, ("current period") increased $672,012 to $661,156 compared to a net loss applicable to common stockholders of $14,856 reported for the first nine months of 1996 ("previous period").

REVENUES:

Revenues for the current period increased by $726,296 or 24% to $3,809,106 compared to revenues of $3,082,810 reported for the previous period.

Revenues from pipeline operations increased by $813,079 or 34% from the previous period. Gas transportation revenues increased $607,000, resulting from a 56% increase in gas transportation volumes due to additional wells tied into the system in late 1996 and 1997. Oil transportation revenues increased $188,000, resulting from a 14% increase in oil transportation volumes associated with increased production from an existing producer/shipper.

Revenues from oil and gas sales and operating fees for the current period decreased by $86,783 from those of the previous period. Oil and gas sales decreased $31,000 due to decreased production volumes. Operating fees declined approximately $27,000 due to termination of production activities by a producer for whom the Company provided contract operation and maintenance services and $28,000 due to decreased production volumes from a second producer for whom the Company provides similar services.

COSTS AND EXPENSES:

Repair and maintenance costs for the current period decreased by $73,028 due primarily to non-recurring repair costs and expenses associated with modifications to the Buccaneer Field production platforms and facilities incurred in 1996.

Depletion, depreciation, and amortization expense for the current period decreased $49,497 as compared to the previous period, due to a decrease of approximately $27,000 in amortization as a result of deferred loan costs being fully amortized during 1996, and a decrease of approximately $24,000 in depletion, resulting from decreased oil and gas production volumes.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)

Interest expense increased $149,182 in the current period as a result of promissory notes totalling $2,050,600, issued December
31, 1996. The notes are associated with the conversion of the issued and outstanding preferred stock to common stock.

CAPITALIZATION

On October 29, 1997, the Company announced approval, by majority consent of Stockholders, of a one-for-fifteen reverse stock split. The effective date is expected to be on or around
December 8, 1997.

The reverse stock split is intended to help the Company meet the new minimum bid price requirement of $1.00 imposed by the National Association of Securities Dealers Automated Quotation Stock Market ("NASDAQ"), which will be effective February 23, 1998. The Company believes this action, in addition to supporting continued NASDAQ listing, should enhance the acceptability of the common stock by the financial community and investing public and, in general, broaden investor interest in the Company.

There are currently 67,186,971 shares of common stock issued and outstanding. After the reverse stock split there will be approximately 4,479,131 shares of common stock issued and outstanding.

             	BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                     	PART II.  OTHER INFORMATION


ITEM 4.	The Company's preliminary Information Statement on
        Schedule 14C, filed October 29, 1997, regarding the approval, by majority consent of Stockholders, of a one-for-fifteen reverse stock split is incorporated herein by reference.

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