Form 10-K405
period 1997-12-31
BLUE DOLPHIN ENERGY CO
filed 1998-03-31
CIK 793306

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

      [X]        Annual Report Pursuant to Section 13 or 15(d) of the
                             Securities Act of 1934

                  For the fiscal year ended December 31, 1997

                                     or

       [ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the transition period from              to

                    Commission file Number: 0-15905

                    BLUE DOLPHIN ENERGY COMPANY
         (Exact name of registrant as specified in its charter)

               Delaware                                       73-1268729
        (State or other jurisdiction of                      (I.R.S.Employer
 incorporation or organization)                              Identification No.)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 1

        The aggregate market value (estimated solely for purposes of this calculation) of the voting stock held by non-affiliates of the registrant as of February 3, 1998, was approximately $8,797,028.

        As of February 3, 1998, there were outstanding 4,491,847 shares of Common Stock, par value $.01 per share, of the registrant.

                  DOCUMENTS INCORPORATED BY REFERENCE

        The registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders of the registrant (Sections entitled "Ownership of Securities of the Company", "Election of Directors", "Executive Compensation" and "Transactions With Related Persons"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference in Part III of this report.

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

        The Company is a holding company that conducts substantially all of its operations through its subsidiaries. The Company's principal assets are owned and operations conducted by its subsidiaries, Blue Dolphin Exploration Company, a Delaware corporation f/k/a Ivory Production Co., Mission Energy, Inc., a Delaware corporation d/b/a MEI Mission Energy, Inc., Blue Dolphin Pipe Line Company, a Delaware corporation, Buccaneer Pipe Line Co., a Texas corporation, Blue
Dolphin Services Co., a Texas corporation, and Petroport, Inc., a Delaware corporation.

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

                        BUSINESS AND PROPERTIES

        The Company conducts its business activities in three primary business segments: (i) pipeline operations, (ii) oil and gas exploration and production, and (iii) development of offshore terminaling and storage for crude oil and refined products. The Company owns and operates, through its subsidiaries, natural gas and oil pipeline gathering facilities. The Company's oil and gas exploration and production activities include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties, including the marketing of production.
The Company also develops for sale to third parties, oil and gas exploration prospects in the Gulf of Mexico. See Note 12 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference for information relating to revenues, operating profit or loss and identifiable assets of the Company's business segments. In March 1995, the Company acquired exclusive rights to certain proprietary technology represented by patents issued and or pending, associated with the development and operation of a deepwater crude oil and products terminal and offshore storage facility. Development activities and operations associated with this acquisition are conducted by Petroport, Inc., a wholly owned subsidiary of the Company, and represents further diversification from the Company's traditional business activities. Petroport, Inc. was formed in 1995.


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

        The Blue Dolphin Pipeline consists of two separate segments. The offshore segment transports both natural gas and crude oil and is comprised of approximately 36 miles of 20-inch pipeline from the Buccaneer Field platforms to shore and 4 miles to the shore facility at Freeport, Texas. Additionally, the offshore segment includes five field gathering lines totalling 37.5 miles, connected to the main 20-
inch line.   The field gathering lines were acquired in the last three
years. Addition of these field gathering lines expand the System's market penetration. The System's onshore segment consists of approximately 2 miles of 16-inch pipeline for transportation of natural gas from the shore facility to a sales point at a Freeport, Texas chemical plants' complex and intrastate pipeline system tie-in.

        Various fees are charged to producer/shippers for provision of transportation and shore facility services. Blue Dolphin Pipeline System throughput averaged approximately 46% of capacity during 1997. Current System capacity is approximately 160 million cubic feet ("MMcf") per day of gas and 7,000 Bbls per day of oil and condensate. During 1997, 99% of gas volumes transported and 99.9% of oil and condensate volumes transported were attributable to production from third party producer/shippers. See Note 12 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in
Item 8 and incorporated herein by reference.

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

        The economic return to the Company on its pipeline system investment is solely dependent upon the amounts of gas and oil gathered and transported through the Blue Dolphin Pipeline System. Competition for provision of gathering and transportation services, similar to those provided by the Company, is intense in the market area served by the Company. See Competition, Markets and Regulation - Competition below. Since contracts for provision of such services between the Company and third party producer/shippers are generally for a specified time period, there can be no assurance that current or future producer/shippers on the System will not subsequently tie-in to alternative transportation systems or that current rates charged by the Company will be maintained in the future.

        The Company aggressively markets pipeline system gathering and transportation services to prospective third party producer/shippers in the vicinity of the Blue Dolphin Pipeline. Future utilization of the pipelines and related facilities will depend upon the success of drilling programs in the Blue Dolphin Pipeline corridor, and attraction, and retention, of producer/shippers to the system.


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

        The Company owns a 100% working interest in the Buccaneer Field (81.33% net revenue interest). The Operating Rights covering 4,230 acres as to certain depths, which were assigned to a Farmee pursuant to a Farmout Agreement entered into in 1993, have reverted back to the Company as a result of production operations terminating in September 1997. The Buccaneer Field leasehold interests represent 100% of the discounted present value of estimated future net revenues from Proved Reserves of the Company as of December 31, 1997. Production from the Buccaneer Field accounted for 100% of the total revenues from oil and gas sales of the Company for the years ended December 31, 1997, 1996 and 1995. See "Proved Oil and Gas Reserves" below.

        Buccaneer Field condensate and natural gas production is delivered to the Blue Dolphin Pipeline System, which transports the production along with production of third parties to shore.

        Natural gas produced from the Buccaneer Field is sold under a gas purchase contract dated May 1, 1991, with an initial three year term and extensions thereafter. Currently, the contract has been extended through September 1998. From October 1996 through September 1997, the Company received a fixed monthly price of $2.02/MMBtu. From October
1997 through September 1998 a fixed monthly price of $2.08/MMBtu is in effect. Buccaneer Field gas sales represented 95% of oil and gas sales revenues and 8% of total revenues of the Company for the year ended December 31, 1997.

        Buccaneer Field condensate sales are based on spot market prices at the time of sale. Sale of condensate from the Buccaneer Field represented 5% of oil and gas sales revenues and 0.5% of total revenues of the Company for the year ended December 31, 1997.

        In August 1993, the U. S. Department of the Interior, Minerals Management Service ("MMS") informed BDEX that additional security would be required to provide for the estimated future abandonment obligations associated with the Buccaneer Field. In February 1994, agreement was reached with the MMS as to the amount and form of such additional security. BDEX provided the MMS a supplemental surety bond in the amount of $700,000. In October 1996, the amount of the supplemental surety bond was increased to $1,300,000. The bond is funded through escrowing with the surety of $10,000 per month. Escrow funding began in February 1994. Additionally, a sinking fund has been established wherein the greater of the net proceeds from the Buccaneer Field Farmout acreage or $250,000 annually will be set aside until a total of approximately $2,400,000 has been accumulated to meet end of lease abandonment and site clearance obligations. As of December 31, 1997, the sinking fund totalled approximately $815,000. The Company estimates the remaining life of its major Buccaneer Field facilities to be in excess of ten years.

        In addition to conducting traditional oil and gas production operations for itself, the Company operates and maintains oil and gas production facilities for third parties who also utilize the Blue Dolphin Pipeline System for gathering and transportation of their production. Currently, such contract operation and maintenance services are provided to a third party producer/shipper. During 1997, revenues attributable to provision of contract operation and maintenance services represented 8% of the Company's total revenues.

        Offshore Oil and Gas Prospect Generation Activities. In August 1994, BDEX initiated a program to develop oil and gas exploration prospects in the Gulf of Mexico for sale to third parties. The program utilizes the latest in 3-D seismic processing technology. A 3-D seismic data acquisition and licensing agreement was arranged whereby a minimum of $1,500,000 has been committed over a five year period ending July 31, 1999, to acquire 3-D seismic data. In addition to recovering prospect development costs, BDEX will retain a reversionary working interest in each drillable prospect. The Company acquired four lease blocks in the High Island Area of the Gulf of Mexico in the September 1995 Federal Western Gulf of Mexico lease sale. Approximately $2,000,000 was invested by the Company to acquire the necessary acreage for further prospect development, in addition to costs of approximately $400,000 associated with technical development of the prospects. One prospective lease block was sold in June 1996. An unsuccessful well was drilled and has been plugged and abandoned. The technical evaluation of the remaining lease blocks was completed in January 1997. A second prospective lease was sold in July 1997.
An exploratory well is planned for April 1998. A 43.75% interest in each of the two remaining prospective lease blocks has been sold. Efforts to sell the remaining interests in each block are ongoing. However, no assurance can be given that the Company will be successful in its sales efforts, and if successful, that the lease blocks will be successfully drilled, and commercial quantities of oil and gas will be found.

        The Company finalized a multi-year agreement with three independent oil and gas companies in September 1997, whereby in exchange for certain participation rights, these companies will partially fund the costs associated with the Company's ongoing offshore prospect generation program. The program focus area includes approximately 2,000,000 acres in Federal waters in the western Gulf of Mexico covered by 3-D seismic data available under the Company's 3-D seismic data acquisition and seismic agreement. The remaining program costs will be reimbursed to the Company as prospects are developed and leases acquired. Additionally, in March 1998, the program participants agreed to expand the program with a focus in Texas State waters along the Gulf Coast. The participants will reimburse the Company upfront for 3-D seismic costs. The remaining program costs for this second focus area will be reimbursed to the Company as prospects are developed and leases acquired.

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

        Embar Field. In December 1997, the Company acquired a farmin and lease option from Phillips Petroleum Company for approximately 12,480 gross acres (10,880 net acres) in Andrews and Ector Counties, Texas
(the "Embar Field"). The Farmin and lease option cover the Yates gas formation, a shallow gas bearing formation that overlays many of the large oil producing fields in these counties. In January 1998, the Company sold a 50% interest to an independent oil and gas company.

        The Company drilled the initial well on the acreage in January 1998, utilizing underbalanced horizontal drilling technology. This was the first application of this technology in the area. The well is currently shut in. Additional work is required to evaluate the commercial viability of the well and prospectiveness of the acreage. Depending on the results of the evaluation, a development drilling program to achieve a prespecified production rate necessary to earn the interests in the remaining acreage would begin.

        Proved Oil and Gas Reserves. Estimates of proved reserves, future net revenues, and discounted present value of future net revenues to the net interest of the Company have been prepared as of December 31, 1997, by Gerald W. DuPont Enterprises, Inc., independent petroleum engineers.

        The following table summarizes the estimates of Proved Reserves, Proved Developed Reserves (as hereinafter defined), future net revenues and the discounted present value of future net revenues from

Proved Reserves before income taxes to the net interest of the Company in oil and gas properties as of December 31, 1997, using the SEC
Method (defined below).

                      PROVED RESERVES INFORMATION
                        AS OF DECEMBER 31, 1997

                                              Net Oil      Net Gas        Future           Discounted Future
                                             Reserves      Reserves    Net Revenues        Net Revenues (3)
Buccaneer Field:                               (MB)         (MMCF)        ($000)               ($000)

Proved Reserves (1)                             184        31,413        $48,057              $22,774

Proved Developed Reserves (2)                   108        18,289        $31,284              $15,607

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

(3) The estimated future net revenues before deductions for income taxes from the Company's Proved Reserves have been determined and discounted at a 10% annual rate in accordance with requirements for reporting oil and gas reserves pursuant to regulations promulgated by the United States Securities and Exchange Commission (the "SEC Method"). See estimated future net revenues after deductions for income taxes in Note 14 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries.

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

        The reserves and future net revenues summarized above reflect capital expenditures totalling $231,000 $250,000, $2,250,000, $2,250,000 and $2,070,717 in the years ending December 31, 1998, 1999,
2000, 2001 and 2002, respectively. Management will continue to evaluate its capital expenditure program based on, among other things, demand and prices obtainable for the Company's production. The availability of capital resources may affect the Company's timing for further development of the Buccaneer Field, and there can be no assurance that the timing of the development of such reserves will be as currently planned.

        The discounted present value of estimated future net revenues attributable to Proved Reserves has been prepared in accordance with the SEC Method after deduction of royalties and other third-party interests, lease operating expenses, and estimated production, development, workover and recompletion costs, but before deduction of income taxes, general and administrative costs, debt service and depletion and amortization. Estimated future net revenues are based on prices of oil and gas in effect at the end of the year without escalation except to the extent contractually committed. Lease operating expenses, and production and development costs, were estimated based on such costs in effect at the end of the year, assuming the continuation of existing economic conditions and without adjustment for inflation or other factors. The present value of estimated future net revenues is computed by discounting future net revenues at a rate of 10% per annum. Revenues from wells not currently producing are included at the time they are expected to be placed into production based upon estimates of future development; workover and recompletion costs are included at the time they are expected to be incurred. Of the Company's total Proved Developed Reserves, 7% of its estimated gas reserves and 6% of its estimated oil reserves were being produced at December 31, 1997.

        Estimates of production and future net revenues cannot be expected to represent accurately the actual production or revenues that may be recognized with respect to oil and gas properties or the actual present market value of such properties. For further information concerning the Company's Proved Reserves, changes in Proved Reserves, estimated future net revenues and costs incurred in the Company's oil and gas activities and the discounted present value of estimated future net revenues from the Company's Proved Reserves, see Note 14 - Supplemental Oil and Gas Information to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

        Productive Wells and Acreage. The following table sets forth the Company's interest in productive wells and developed and undeveloped acreage as of December 31, 1997.

                                ACREAGE AND WELLS

                  Productive Wells (1)
                  -----------------------        Developed        Undeveloped
                     Gross           Net          Acres (1)        Acres (1)
                 ----------     ----------    ------------      -------------
                 Oil    Gas     Oil    Gas    Gross    Net      Gross     Net

Buccaneer Field   0      1       0      1     8,730   8,730       5,930    5,930
Embar Field       0      0       0      0       0       0        12,480   10,880
                  0      1       0      1     8,730   8,730      18,410   16,810

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


        Production, Price and Cost Data. The following table sets forth the approximate production volumes and revenues, average sales prices and costs (after deduction of royalties and interests of others) with respect to crude oil, condensate, and natural gas attributable to the interest of the Company for each of the periods indicated:

                  NET PRODUCTION, PRICE AND COST DATA
                        Year Ended December 31,

                               1997         1996          1995
Gas:
  Production(Mcf)           176,986       180,269       326,388
  Revenue                  $393,444      $342,119      $645,727
  Average Mcf per Day         484.9         492.5         894.2
  Average Sales Price
     per Mcf                  $2.22         $1.90         $1.98


Oil:
  Production (Bbls)           1,156         1,887         2,327
  Revenue (1)               $21,636       $36,147       $38,934
  Average Bbls per day          3.2           5.2           6.4
  Average Sales Price
     per Bbl                 $18.72        $19.16        $16.73

Production Costs:
  Per Equivalent Mcf (2):     $4.16         $3.42         $2.76

(1) Recognition of Buccaneer Field oil revenue is based upon production, when such production is available for sale.

(2) Production costs, exclusive of workover costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.

        The Company sells its condensate production at market prices at the time of sale, and its natural gas production under a multi-month contract. Gas sales accounted for 95% of oil and gas sales and 8% of total revenues of the Company in the year ended December 31, 1997. Condensate sales accounted for 5% of oil and gas sales during the year ended December 31, 1997.

        Drilling Activity. There was no drilling activity during 1997 and 1995. There was one unsuccessful exploratory well drilled in 1996 on a prospect generated and sold to third parties by the Company.

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

        In March 1995, the Company acquired Petroport, L.C. The form of the transaction was a merger of Petroport, L.C. into Petroport, Inc. ("Petroport"). Petroport holds proprietary technology, represented by certain patents issued and or pending, associated with the development and operation of a deepwater crude oil and products port and offshore storage facility. The Petroport deepwater terminal and offshore storage facility will receive and store crude oil and refined products offshore with deliveries to shore by pipeline into Gulf Coast markets and the existing onshore distribution network. The primary Petroport facility is planned for the western Gulf of Mexico, off the Texas coast, in waters approximately 120 feet deep. The design concept of the facility, which is unique to Petroport, incorporates salt dome cavern storage offshore directly under the terminal platforms, incoming pipelines, and crude oil delivery vessels, thereby reducing construction costs and vessel turnaround time. Petroport will provide refiners, transporters and producers with a competitive and environmentally attractive alternative to the lightering of large tankers, as well as low cost, short and long-term storage of crude oil and products, with pipeline deliveries to shore accessing the major Texas Gulf Coast and Mid-Continent refining centers.

        Ownership, construction and operation of the Petroport facility must conform to the requirements of a number of federal, state and local laws and regulations. Among other requirements, the Petroport facility must be issued a license by the Department of Transportation in accordance with the Deepwater Port Act of 1974, as amended (See "Competition, Markets and Regulations - Governmental Regulations").

        The Petroport deepwater terminal and offshore storage facility is in the development stage, with progress continuing to proceed as anticipated. Efforts remain focused on pre-licensing activities and regulatory matters. Major pre-licensing activities include: ongoing development of support for the project from both Federal and State agencies that have jurisdiction over or impact deepwater port licensing, construction and operation, facility commercial profile development, development of the engineering design and capital and operating cost estimates, development of the cost estimate for obtaining the necessary license and permits, and development of a financing strategy. (See Item 7 "Management's Discussion and analysis of Financial Condition and Results of Operations".)

        Two favorable offshore sites have been identified for location of the primary facility.

        The Petroport deepwater port license application and related permit requests are expected to be submitted in late 1998 or early 1999, with operations expected to commence in the year 2001.

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

GOVERNMENTAL REGULATION

        The production, processing, marketing and transportation of oil and natural gas and planned terminaling and storage of crude oil by the Company are subject to federal, state and local regulations which can have a significant impact upon the Company's overall operations.

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

        While FERC restructuring of the gas industry has not directly affected the Company's activities, it may have an indirect effect because of its broad scope. In particular, gas consumers, producers, certain interstate pipelines and independent gathering companies such as BDPC have expressed concern to the FERC in various forums that ""straight-fixed-variable to the wellhead" rate design (which results in effectively zero-rate interstate pipeline fees for production area transportation due to subsidies paid by market-area customers) is in fact an anticompetitive "tying". BDPC was among the parties objecting to institution of this rate design in a FERC rate case of Transcontinental Gas Pipe Line Corporation ("Transco"), a large interstate pipeline whose offshore laterals compete with BDPC. Although the presiding administrative law judge in this case ruled that the proposed rate design would be anticompetitive, the FERC approved the new rate on the condition that Transco would first have to file a new rate case and conduct an "open season" to permit customers to elect a production service area under this new rate design. Transco has not taken these steps.

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

        It is unclear how Transco under its new management will proceed in the future. Most recently, issues of Transco's allegedly anticompetitive behavior regarding its supply laterals in the Gulf of

Mexico have arisen in the context of another major pipeline's complaint against Transco. As a result, FERC has instituted a show cause proceeding against Transco. It is impossible to predict what impact future proposals of Williams and Transco would have on BDPC.
It is possible, however, that Transco's activities may cause BDPC to experience difficulties in competing to attract new or retain existing production for its pipeline system in the future. In addition, further regulatory changes may bring a degree of confusion and uncertainty to interstate natural gas sales and transportation for an unknown period of time.

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

        Decertification of Blue Dolphin Pipeline. On February 5, 1992, the FERC issued a Declaratory Order granting BDPC's petition for a finding that the pipeline and facilities are exempt from further FERC jurisdiction under the NGA by virtue of that act's gathering exemption. In a subsequent ruling in February 1994, the FERC cited with approval the February 5, 1992, BDPC Declaratory Order, when it issued an order granting nonjurisdictional gathering status to a 20-inch, 95-mile offshore pipeline with characteristics far closer to those of an interstate pipeline than the Blue Dolphin Pipeline. Nonetheless, in that same February 1994 order, the FERC stated that nonjurisdictional gathering lines, as well as interstate pipelines, are fully subject to the open access and nondiscriminatory requirements of Section 5 of the Outer Continental Shelf Lands Act ("OCSLA") which generally authorizes the FERC to insure that natural gas pipelines on the OCS will transport for non-owner shippers in a nondiscriminatory manner and will be operated in accordance with certain pro-competitive principles. More recently, the FERC issued a policy statement on OCS pipelines reaffirming the requirement that all pipelines provide nondiscriminatory service, and currently pending complaints against nonjurisdictional gathering facilities under the OCSLA seek more stringent FERC regulation of service and pricing.
Since BDPC already operates on the basis required under OCSLA, the Company does not anticipate significant changes resulting from those rulings. If, however, Blue Dolphin Pipeline's throughput increases to the extent that the pipeline's capacity is completely utilized, under OCSLA, the FERC may be petitioned to direct capacity allocation on the pipeline. Accordingly, the Company cannot predict how application of the OCSLA to the Blue Dolphin Pipeline may ultimately affect Company operations.

        Aside from OCSLA requirements and federal safety and operational regulations, regulation of natural gas gathering activities is primarily a matter of state oversight. Regulation of gathering activities in Texas includes various transportation, safety, environmental and non-discriminatory purchase/transport requirements.

        Federal Regulation of Oil Pipelines. The Company's operation of the Buccaneer Pipeline is subject to a variety of regulations promulgated by the FERC and imposed on all oil pipelines pursuant to federal law. In particular, the rates chargeable by the Company are subject to prior approval by the FERC, as are operating conditions and related matters contained in the Company's transportation tariffs which are on file with the FERC. In October 1993, the FERC issued
Order No. 561, which was intended to simplify oil pipeline ratemaking, largely through use of a ceiling based on an indexing system. Because Buccaneer Pipeline has not taken action to become subject to Order No. 561 or Order No. 572 concerning market-based rates for oil pipelines, the Company cannot predict whether or how an indexed or market-based rate system will affect the Buccaneer Pipeline's rates.

        Regulation of Deepwater Ports: Permitting and Licensing. The ownership, construction and operation of a deepwater crude oil port and storage facility, such as the Company's proposed Petroport facility, must conform to the requirements of a number of Federal, State and local laws. A license from the Department of Transportation ("DOT") is required under the Deepwater Port Act of 1974 ("DWPA"), as amended. Permits from the Department of the Interior, U.S. Army Corps of Engineers and the State of Texas are also required to construct ancillary port facilities, such as pipelines and onshore facilities.

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

        The Company was a principal participant in the development and passage of The Deepwater Port Modernization Act, successfully amending the DWPA. Among other changes to the 1974 Act, amendments to the DWPA adopted in 1996 provide: that upon written request of an applicant for a license, the Secretary may exempt the applicant from certain of the informational filing requirements if the Secretary determines such information is not necessary to facilitate his or her determination and such exemption will not limit public review; that the facility is explicitly permitted to handle domestic production from the United States Outer Continental Shelf; simplification and streamlining of the regulatory process to which the facility would be subject during both the licensing process and when in operation; and elimination of various facility use restrictions. Once a license is issued, the law states that it remains in effect unless suspended or revoked by the Secretary of Transportation or is surrendered by the licensee. However, the DOT regulations provide that such licenses are issued for a period of 20 years.

        Regulations provide for extensive consultation among all interested Federal agencies, any potentially affected coastal State, and the general public. Adjacent coastal States are granted an effective veto power or reservation over proposed deepwater ports. Under the statute, if a Governor of an adjacent coastal State notifies the Secretary of Transportation that a proposal is inconsistent with the State programs relating to environmental protection, land and water use, and coastal zone management, then the Secretary of DOT shall grant the license on the condition that the proposal is made consistent with such State programs. Governors may also reject proposed deepwater ports on other grounds.

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

        Limits of Liability and Certificate of Financial Responsibility Requirements for Deepwater Ports. In February 1995, DOT published a Notice of Proposed Rulemaking under the Oil Pollution Act of 1990
("OPA 90"), which among other things, would have resulted in a limit of liability for Petroport under OPA 90 and required Petroport to provide a Certificate of Financial Responsibility ("COFR") before a license under DWPA would be issued, of $350,000,000. The limit of liability and associated COFR could be reduced by the Secretary of DOT to as low as $50,000,000, through a separate rulemaking procedure, if the results of a study evaluating a deepwater port's risks, including spill history (meaning the facility must be up and running), warranted a limit reduction.

        In August 1995, the DOT issued its' final rule which provides that the Secretary, through a separate rulemaking, can set the limit of liability/COFR for future deepwater ports (i.e., Petroport) concurrent with the overall processing of the license application, as opposed to after the facility is up and running. The development of the liability limit would be based upon engineering and environmental analyses provided in the licensing process. While this is a major compromise on the part of DOT, the uncertainty as to what the revision to the limit, if any, would be, still presented a significant obstacle to Petroport, affecting the ability to raise funding for permitting activities and obtain future throughput commitments.

        In an effort to remove this uncertainty, and allow the project to proceed, the Company prepared and submitted to DOT a preliminary "Detailed Analysis of Spill Potential and A Determination of Expected
Oil Spill Quantities" for the proposed Petroport facility. The results of the analysis indicated that the credible worst case spill for the Petroport facility would be 2215 barrels. This compares to a credible worst case spill of 5194 barrels as calculated by DOT for the Louisiana Offshore Oil Port ("LOOP"). LOOP is the only existing deepwater crude oil port licensed under the DWPA. The number of barrels as determined by DOT in the Oil Spill Risk Analysis for LOOP, was multiplied by the maximum cost per barrel for cleanup of a barrel of oil of $11,965, also as determined by DOT, resulting in a reduced liability limit of $62,000,000 for LOOP. Per the Company's analysis, if DOT applied this same methodology in determining Petroport's credible worst case spill liability, a $50,000,000 liability limit
(the minimum allowable) would be established for Petroport.

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

        In February 1996, DOT informed the Company that it had concluded
(1) that the Petroport facility, as then planned, posed no greater oil spill risk to the environment than LOOP, (2) that Petroport's offshore storage caverns show virtually zero spill potential, (3) that Petroport's credible worst case spill would be 2308 barrels, and (4) that the preliminary risk analysis for Petroport is based upon valid methodologies and reasonable assumptions. This understanding reached with the DOT is not, however, a binding decision of the Secretary of DOT.

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

        Proposed Legislation and Rulemaking. In October 1996 the U.S. Congress enacted the Coast Guard Authorization Act of 1996 (P.L. 104-
324) which amended the Oil Pollution Act of 1990 to establish requirements for evidence of financial responsibility for certain offshore facilities, other than Deepwater Ports. The amount required is $35,000,000 for certain types of offshore facilities located seaward of the seaward boundary of a state, including properties used for oil transportation. The Company currently maintains this statutory $35,000,000 coverage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's definitive Information Statement on Schedule 14C, filed November 18, 1997, regarding the approval, by majority consent of Stockholders, of a one-for-fifteen reverse stock split is incorporated herein by reference.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Common Stock trades in the over-the-counter market and is quoted on NASDAQ under the symbol "BDCO". As of March 19, 1998, there were an estimated 325 stockholders of record and the Company estimates there are more than 1,000 beneficial owners of the Common Stock.
NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the high and low bid and ask quotations for the Common
Stock as reported on NASDAQ.
                                              Bid               Ask
                                       ---------------    ---------------
                                          High    Low     High     Low
                                       ------    -----    ------    -----
Quarter Ended March 31, 1996           $ 6.15    $4.20    $ 7.50    $5.10
Quarter Ended June 30, 1996              7.95     5.10      8.40     5.70
Quarter Ended September 30, 1996         5.10     4.20      6.15     4.65
Quarter Ended December 31, 1996          5.70     4.20      6.60     5.10
Quarter Ended March 31, 1997             5.16     3.75      6.57     4.22
Quarter Ended June 30, 1997              4.22     3.29      5.16     3.75
Quarter Ended September 30, 1997         6.57     3.29      7.04     4.22
Quarter Ended December 31, 1997         14.55     4.25     15.02     4.75

        The Board of Directors by unanimous consent, and the stockholders by majority consent, approved a one-for-fifteen reverse stock split of the Company's Common Stock and reduction in the total number of shares of Common Stock and Preferred Stock the Company is authorized to issue from 100 million and 25 million, respectively, to 10 million and 2.5 million, respectively. The effective date of the reverse stock split was December 8, 1997. The above prices have been restated to reflect the effect of the reverse stock split.

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

RECENT SALES OF UNREGISTERED SECURITIES

        During the year ended December 31, 1997, Directors, Officers and other employees exercised options to purchase 51,340 shares of Common Stock. The sale of shares was privately made to Directors, Officers and other employees pursuant to the Company's 1985 and 1996 Stock
Option Plans, at exercise prices ranging from $0.9375 to $4.383 per share. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting these transactions and the facts relied upon were that the Directors, Officers and other employees were fully informed of the Company's financial and operating position.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data of the Company and its consolidated subsidiaries is presented for the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993. Such information should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere in this report.

                                                                 YEAR ENDED DECEMBER 31,
                                             1997              1996              1995                 1994            1993 (2)
Operating Revenues                       $4,982,606        $4,128,568        $5,123,053           $6,792,765        $5,220,330

Income from continuing
 operations                                $983,095           $92,302        $7,355,686 (3)         $930,659          $358,694
Income (Loss) from
  continuing operations
  per Common Share (1)                         $.22             ($.06)            $3.04                 $.54              $.28

Weighted average number of
  common shares outstanding               4,462,072         3,107,026         2,323,433            2,275,467         1,988,638

Income (Loss) from continuing
  operations per dilluted
  Common Share (1)                             $.22             ($.06)            $1.77                 $.37              $.24

Weighted average number of
  common shares and potential
  common shares outstanding  (4)          4,531,208         3,107,026         4,139,037            4,147,765         3,546,554

Net Income                                 $983,095           $92,302        $7,355,686           $1,542,699          $855,799

Working Capital (Deficit)                $1,625,333          $917,113          $659,692          ($1,415,091)      ($2,282,435)

Total Assets                            $24,927,263       $24,226,611       $25,069,178          $20,759,338       $21,351,080

Long-term obligations  Bonds                     --                --                --                   --        $2,500,000

  Other long-term debt                   $2,060,600        $2,060,600           $10,000           $4,450,000        $2,642,303

(1) Income from continuing operations per share of Common Stock in 1997, 1996, 1995, 1994 and 1993 is based on the weighted average number of common shares outstanding.

(2) The Company changed its method of accounting for income taxes in 1993. See Note 5 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

(3) Includes the gain on the sale of a one-third interest in the Blue Dolphin Pipeline System effective August 1, 1995.

(4) The weighted average number of common shares and potential common shares outstanding for the years ended December 31, 1996, 1995, 1994 and 1993, have been restated to reflect the one-for-fifteen reverse stock split effective December 8, 1997.

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


FINANCIAL CONDITION:  LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1997, the Company's working capital (current assets less current liabilities) increased to $1,625,333, representing an improvement of $708,220 as compared with working capital of $917,113 at December 31, 1996. The increase in working capital was due primarily to the sale of an oil and gas prospect in the second quarter 1997 for approximately $1,000,000, offset in part by the reclassification of $231,000 of future abandonment costs from long-term to current. Pursuant to the rules of the full cost method of accounting for oil and gas properties, approximately $990,000 of oil and gas prospect development and lease acquisition costs, which the Company expects to recover in 1998 through sale of prospects, are excluded from working capital.

        The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. ("Loan Agreement"). Effective September 1, 1997, the borrowing base was adjusted to $900,000 reducing by $90,000 per month beginning October 1, 1997. The borrowing base and reducing amount are redetermined semi-annually.
The maturity date is January 14, 2000, when the then outstanding principal balance, if any, is due and payable. The current outstanding balance under the credit facility is $10,000. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios.

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

        During 1997, offshore activity in the vicinity of the Blue Dolphin Pipeline System remained active. Four additional wells were tied into the pipeline system, resulting in a 55% increase in total gas volumes transported compared to 1996. An existing producer/shipper terminated its oil transportation and processing agreements with the Company effective October 26, 1997. Revenues generated from oil transportation and processing fees from this producer/shipper represented 19% of the Company's revenues for the year ended December 31, 1997. The Company expects that certain of its operating costs will be reduced and/or eliminated as a result of the reduced oil throughput.

        In an ongoing effort to expand the Company's pipeline market area and to enhance the value of its pipeline operations, during 1997 the Company acquired two 8 inch diameter flowlines, totalling approximately 16 miles in length. These lines are tied into the Blue Dolphin Pipeline system. Additionally, the Company has acquired an out-of-service 12 inch diameter, 18 mile offshore line. Future utilization of the Company's pipelines and related facilities will depend upon the success of drilling programs in and around the Company's pipeline corridors, and attraction and retention of producer/shippers to the systems.

        In April 1996, the Company reperforated a producing well in the Buccaneer Field, and effected certain down hole repairs in the well in July 1996, resulting in a moderate increase in production. The
Company is evaluating application of horizontal drilling and new completion techniques to existing shut-in wells in the Buccaneer
Field. If feasible, additional drilling in the Field utilizing these recovery methods could commence in 1999.

        In August 1996, the Minerals Management Service conducted an annual inspection of the Buccaneer Field production platforms and facilities. In addition to certain repairs, the Company was required to remove piping and other equipment that was no longer in use. The removal and abandonment work, and the repairs to the platforms were completed in March 1997. For the period ended December 31, 1997, the Company incurred costs totalling approximately $112,000 for removal and abandonment work and approximately $112,000 for repairs to the platforms. Additionally, a previously inactive well was plugged and abandoned at a cost of approximately $457,000. Removal of the associated satellite platform and site clearance is expected to take place in March 1998, at an estimated cost of approximately $231,000.

        The reserves and future net revenues presented in Item 1 "Business - Oil and Gas Exploration and Production Activities", reflect capital expenditures totalling $231,000 $250,000, $2,250,000, $2,250,000, and $2,070,717 in the years ending December 31, 1998,
1999, 2000, 2001 and 2002, respectively. Management will continue to evaluate its capital expenditure program based on, among other things, field reservoir performance, availability and cost of drilling and workover equipment, and demand and prices obtainable for the Company's production. The availability of capital resources will also affect the Company's timing for further development of the Buccaneer Field, and there can be no assurance that such reserves will be developed as currently planned. Additionally, if the application of horizontal drilling and new completion techniques are feasible, the timing of capital expenditures and future revenues could be significantly impacted.

        The Company uses the full cost method to account for its oil and gas properties. Since December 31, 1997, prices for oil and natural gas have declined, significant prolonged effects of declining prices could result in a writedown of the carrying value of the Company's full cost pool.

        The Company currently holds interests in two lease blocks prospective for oil and gas in the High Island Area of the Gulf of Mexico. The lease blocks were acquired in January 1996.
Approximately $825,000 was invested to acquire the two leases, in addition to approximately $65,000 associated with technical development of the prospects. A 43.75% interest in each of these prospective lease blocks has been sold. Efforts to sell the remaining 56.25% interest in each lease block are ongoing.

        In September 1997, the Company finalized a multi-year agreement with industry participants, whereby in exchange for certain participation rights, these companies partially fund the costs associated with the Company's ongoing offshore prospect generation program. The remaining program costs will be reimbursed to the Company as prospects are developed and leases acquired. The program focus area includes approximately 2,000,000 acres in Federal waters in the western Gulf of Mexico covered by 3-D seismic data. The Company had previously entered into a multi-year 3-D seismic data acquisition and licensing agreement, whereby a minimum of $1,500,000 has been committed over a 5 year period to acquire 3-D seismic data. Under the agreement the Company has access to over 2,000,000 acres of 3-D seismic data, primarily in the western Gulf of Mexico, and over 200,000 line miles of close grid 2-D seismic data. Additionally, in March 1998, the program participants agreed to expand the program with a focus in Texas State waters along the Gulf Coast. The participants will reimburse the Company upfront for 3-D seismic costs. The remaining program costs will be reimbursed to the Company as prospects are developed and leases acquired.

        The Company holds a 50% working interest, under a farmin and lease option agreement consummated in December 1997, in approximately 12,400 gross (10,880 net) acres in the Embar Field in west Texas. The Company drilled an initial well in the field utilizing horizontal, underbalanced drilling technology in January 1998. The well is currently shut in, with additional work required to evaluate the commercial viability of the well and prospectiveness of the acreage. Drilling costs incurred to the Company's interest were approximately $225,000. Depending on the results of this initial well, a development drilling program to achieve a prespecified production rate necessary to earn the interests in remaining acreage would begin.

        Development of the Petroport deepwater terminal and offshore storage facility continues to proceed as anticipated. Efforts have focused on pre-licensing activities and regulatory matters.

        Major pre-licensing activities include: (1) ongoing development of support for the project from both Federal and State agencies that have jurisdiction over or impact deepwater port licensing, construction and operation; (2) development of the facility's commercial profile, a major component of which has been completed.
The commercial profile is expressed in terms of both current conditions and conditions expected to prevail through the year 2015.
A major update to the commercial profile is planned for mid 1998; (3) the development of the facility's design and engineering, and capital and operating cost estimates. The facility design, engineering and costing study is planned for mid 1998; (4) the development of the cost estimate for obtaining the necessary license and associated permits. These estimates will be developed in conjunction with the engineering and operating cost estimates and (5) the development of a financing strategy.

        The facility design, engineering and costing study is based on the premise that the Petroport primary facility would be a major factor in the western Gulf of Mexico infrastructure for receipt (by both vessel and pipeline), storage (both short and long-term), and delivery to shore for: (1) long and intermediate-haul imported crude oil deliveries from the Middle East and Atlantic Basin, (2) short-haul Caribbean Basin deliveries, and (3) oil and condensate produced on the U.S. Outer Continental Shelf.

        In addition to the Company's successful efforts addressing the impact of the Oil Pollution Act of 1990 on the proposed facility, and passage of the Deepwater Port Modernization Act in 1996, in 1997 the Company began working with the U.S. Coast Guard to revise the regulations, through a "rule-making" process, to implement portions of the Deepwater Port Modernization Act.

        It is currently estimated that pre-licensing costs will total approximately $1,500,000. Approximately $800,000 for both acquisition and pre-licensing costs has been committed through December 31, 1997.

        The Company expects to submit the Petroport deepwater port license application and associated permit requests in late 1998 or early 1999, with operations expected to commence in the year 2001.

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


RESULTS OF OPERATIONS

        For the year ended December 31, 1997 ("1997"), the Company reported net income of $983,095, compared to net income of $92,302 reported for the year ended December 31, 1996 ("1996"). The increase is primarily due to an increase in gas transportation volumes in 1997 and a decrease in repairs and modification costs associated with the Buccaneer Field production platforms and facilities incurred in 1996.

        For 1996, the Company reported net income of $92,302, compared to net income of $7,355,686 reported for the year ended December 31, 1995 ("1995"). The decrease was primarily due to the gain on the sale of a one-third interest in the Blue Dolphin Pipeline System ("Pipeline
Sale") recorded in 1995 and a decrease in pipeline system revenues in 1996 resulting from the Pipeline Sale.

REVENUES

        1997 vs. 1996. Pipeline system revenues increased by $886,073 or 27% in 1997 from those of 1996. The increase was due to a 55%
increase in gas transportation volumes, resulting in an $898,116 increase in revenues.

        1996 vs. 1995. Pipeline system revenues decreased by $617,250 or 16% in 1996 from those of 1995. The decrease was due to a 23%
reduction in gas transportation volumes, resulting in a $529,735 reduction in revenues and a $970,424 reduction in revenues as a result of the Pipeline Sale. The revenue decreases were partially offset by an increase in oil transportation revenues of $841,888 resulting from a 50% increase in oil transportation volumes in 1996.

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

COSTS AND EXPENSES

        1997 vs. 1996. Repair and maintenance costs for 1997 decreased by $554,316 due primarily to nonrecurring repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $550,000 incurred in 1996.

        Interest expense increased $202,165 in 1997 as a result of promissory notes totalling $2,050,600, issued December 31, 1996. The notes are associated with the conversion of the issued and outstanding preferred stock to common stock.

        1996 vs. 1995. Pipeline operating expenses for 1996 decreased by $178,442 from those of 1995. The decrease was due to a reduction of expenses resulting from the Pipeline Sale.

        Lease operating expenses decreased $223,509 in 1996 from those of 1995. The decrease is due to cost reductions for chemicals, contract labor, rental equipment and reduced insurance program premiums.

        Repair and maintenance costs for 1996 increased by $517,723 due primarily to repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $550,000, in 1996, partially offset by lower general repair and maintenance costs.

        Depletion, depreciation and amortization expense decreased $231,180 in 1996 as compared to 1995. The decrease is due in part to a 44% decline in production volumes related to the suspension of production in the Buccaneer Field in 1996 noted above, resulting in a $109,521 decrease in depletion, a decrease of approximately $39,307 in depreciation and amortization expense resulting from the Pipeline Sale, and a decrease of approximately $47,580 due to the effect on depreciation and amortization rates of extending the estimated useful lives of the Company's pipelines and related shore facilities.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 regarding earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with the presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
SFAS No. 128 also requires dual presentation of basic EPS and diluted
EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. The Company has adopted SFAS No. 128 for the quarter ended December 31, 1997.

YEAR 2000

        The Company has not undergone a comprehensive review of the potential impact of the year 2000 change on its operations, and financial and accounting system. However, while there can be no assurances, the Company is not aware of any matters at this time that would result in material adverse consequences to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

          Not Applicable.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:                                       Page

Independent Auditors' Report                                          27

Consolidated Balance Sheets, at December 31, 1997 and 1996            28

Consolidated Statements of Operations, for the years
        ended December 31, 1997, 1996, and 1995                       30

Consolidated Statements of Stockholders' Equity, for the
        years ended December 31, 1997, 1996, and 1995                 31

Consolidated Statements of Cash Flows, for the years
        ended December 31, 1997, 1996, and 1995                       32


Notes to Consolidated Financial Statements                            33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Blue Dolphin Energy Company:

We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Dolphin Energy Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Houston, Texas
March 27, 1998

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                       December 31, 1997 and 1996
                 Assets                                     1997        1996
Current assets:
 Cash and cash equivalents                             $  1,756,294   1,207,323
 Trade accounts receivable                                  861,740     744,283
 Crude oil inventory, at market                               7,570      28,460
 Prepaid expenses and other assets                           87,268      70,340
                                                       ------------  ----------
      Total current assets                                2,712,872   2,050,406

Property and equipment, at cost:
 Oil and gas properties, including $992,293 and
  $1,902,995 of leases held for sale at December 31,
  1997 and 1996, respectively (full-cost method)         20,467,503  20,853,859
 Onshore separation and handling facilities               2,041,596   2,038,865
 Land                                                     1,133,333   1,133,333
 Pipelines                                                1,175,547   1,020,457
 Other property and equipment                               127,033     116,776
                                                       ------------  ----------
                                                         24,945,012  25,163,290
 Less accumulated depletion, depreciation and
  amortization                                            4,841,211   4,535,945
                                                       ------------  ----------
                                                         20,103,801  20,627,345
                                                       ------------  ----------
Other assets                                              2,110,590   1,548,860
                                                       ------------  ----------
                                                       $ 24,927,263  24,226,611
                                                       ============  ==========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                       December 31, 1997 and 1996


        Liabilities and Stockholders' Equity             1997        1996
Current liabilities:
 Trade accounts payable                         $      691,569   1,086,220
 Accrued interest payable                              105,957          --
 Current portion of accrued abandonment costs          231,000          --
 Other liabilities and accrued expenses                  8,746       8,253
 Income taxes payable                                   50,267      38,820

      Total current liabilities                      1,087,539   1,133,293

Long-term debt                                       2,060,600   2,060,600

Deferred federal income taxes                        1,103,921     633,956

Accrued abandonment costs, less current portion         51,876     798,185

      Total long-term liabilities                    3,216,397   3,492,741

Stockholders' equity:
 Common stock, $.01 par value. 10,000,000 shares
  authorized at December 31, 1997; 6,666,667
  shares authorized at December 31, 1996; 4,491,847
  shares issued and outstanding at December 31,
  1997; 4,451,275 shares issued and outstanding
  at December 31, 1996                                  44,918      44,513
 Additional paid-in capital                         17,669,515  17,630,265
 Retained earnings since January 1, 1990             2,908,894   1,925,799

      Total stockholders' equity                     20,623,327  19,600,577

Commitments and contingencies                                --          --

                                                 $   24,927,263  24,226,611



See accompanying notes to consolidated financial statements.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              Years ended December 31, 1997, 1996 and 1995

                                                   1997         1996          1995
Revenue from operations:
 Pipeline operations                         $    4,162,593    3,276,520      3,893,770
 Oil and gas sales and operating fees               820,013      852,048      1,229,283

     Revenue from operations                      4,982,606    4,128,568      5,123,053

Cost of operations:
 Pipeline operating expenses                        804,880      871,305      1,049,747
 Lease operating expenses                           620,807      609,805        833,314
 Repairs and maintenance costs                      341,041      895,357        377,634
 Depletion, depreciation and amortization           372,252      388,406        619,586
 General and administrative expenses              1,357,771    1,315,256      1,410,175

     Cost of operations                           3,496,751    4,080,129      4,290,456

     Income from operations                       1,485,855       48,439        832,597

Other income (expense):
 Interest expense                                  (218,955)     (16,790)      (405,980)
 Gain on sale of assets                                  --         4,397      8,693,228
 Interest and other income                          262,426      119,045         76,024

     Income before income taxes                   1,529,326      155,091      9,195,869

Income taxes                                       (546,231)     (62,789)    (1,840,183)

     Net income                                     983,095       92,302      7,355,686

Dividend requirements on preferred stock                 --      (291,204)      (291,204)

     Net income attributable to
      common stockholders                    $      983,095     (198,902)     7,064,482


Earnings (loss) per share:
  Basic                                      $         0.22        (0.06)          3.04

  Diluted                                    $         0.22        (0.06)          1.77


Weighted average number of common shares
 outstanding and dilutive potential common shares:
  Basic                                           4,462,072    3,107,026      2,323,433

  Diluted                                         4,531,208    3,107,026      4,139,037


See accompanying notes to consolidated financial statements.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             Years ended December 31, 1997, 1996, and 1995

                                                 Convertible  Additional   Retained     Total
                                          Common  preferred    paid-in     earnings  stockholders'
                                          stock     stock      capital    (deficit)     equity

Balance at December 31, 1994            $ 22,919   1,456,048   13,531,226  (4,939,781) 10,070,412

 Exercise of 17,375 warrants                 174          --       25,888         --       26,062

 Exercise of 46,222 stock options            457          --      109,205         --      109,662

 Pre-quasi reorganization net operating
  loss carryforwards utilized                 --          --      827,039         --      827,039

 Dividend requirements on preferred
  stock                                       --          --          --     (291,204)   (291,204)

 Net income                                   --          --          --    7,355,686   7,355,686

Balance at December 31, 1995              23,550   1,456,048   14,493,358   2,124,701  18,097,657

 Exercise of 1,105,039 warrants           11,050          --    1,645,507          --   1,656,557

 Exercise of 20,555  stock options and
  related tax benefit                        206          --       42,035          --      42,241

 Dividend requirements on preferred
  stock                                       --          --           --    (291,204)   (291,204)

 Conversion of 14,560,475 shares of
  preferred stock                          9,707  (1,456,048)   1,443,532          --      (2,809)

 Other                                        --          --        5,833          --       5,833

 Net income                                   --          --           --       92,302     92,302

Balance at December 31, 1996              44,513          --   17,630,265    1,925,79  19,600,577


 Exercise of 51,340 stock options            513          --      159,574          --     160,087

 Cancellation of 10,768 shares of stock     (108)         --     (110,324)         --    (110,432)

 Other                                        --          --      (10,000)         --     (10,000)

 Net income                                   --          --           --      983,095    983,095

Balance at December 31, 1997            $ 44,918          --   17,669,515    2,908,89  20,623,327



See accompanying notes to consolidated financial statements.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             Years ended December 31, 1997, 1996, and 1995

                                                                  1997         1996       1995
Operating activities:
   Net income                                                 $  983,095       92,302    7,355,686
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depletion, depreciation and amortization                    372,252      388,406      619,586
     Deferred income taxes                                       469,965       50,542    1,410,363
     Gain on sale of property and equipment                           --       (4,397)  (8,693,228)
     Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable          (117,457)     116,408      (86,329)
      (Increase) decrease in crude oil inventory,
       prepaid expenses and other assets                           3,962       (6,796)      39,100
      (Decrease) in trade accounts payable,
       accrued interest and other liabilities                   (276,754)    (157,929)    (135,979)

         Net cash provided by operating activities             1,435,063      478,536      509,199

Investing activities:
   Oil and gas prospect generation costs                        (500,460)  (1,960,217)    (924,039)
   Proceeds from sales of oil and gas prospect
    leases                                                     1,018,289      397,178           --
   Purchases of property and equipment                          (299,551)    (529,893)    (602,309)
   Increase in other assets                                     (185,641)    (224,893)    (338,489)
   Proceeds from sales of property and equipment                       --       7,050    9,824,165
   Abandonment of oil and gas properties                         (570,115) (1,047,908)          --
   Funds escrowed for abandonment costs                          (388,269)   (374,569)    (457,642)

         Net cash provided by (used in)
          investing activities                                   (925,747)  (3,733,252)  7,501,686

Financing activities:
   Proceeds from borrowings                                            --           --     925,000
   Payments on borrowings                                              --           --  (6,757,299)
   Net proceeds from the exercise of stock options                 39,655    1,713,572     135,724

         Net cash provided by (used in)
          financing activities                                     39,655    1,713,572  (5,696,575)

         Increase (decrease) in cash                              548,971   (1,541,144)  2,314,310

Cash and cash equivalents at beginning of year                  1,207,323    2,748,467     434,157

Cash and cash equivalents at end of year                       $1,756,294    1,207,323   2,748,467


Supplementary cash flow information:
   Interest paid                                               $  113,000       17,000     406,000


   Income taxes paid                                           $   70,881      226,519     235,030


See accompanying notes to consolidated financial statements.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995


(1)     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
        ORGANIZATION

        Blue Dolphin Energy Company (the Company) was incorporated in Delaware in January 1986 to engage in oil and gas exploration, production and acquisition activities and oil and gas transportation and marketing. It was formed pursuant to a reorganization effective June 9, 1986.

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

        Included in oil and gas properties are $992,293 and $1,902,995 of leases acquired with the intention of selling to third-party participants as drillable oil and gas prospects as of December 31, 1997 and 1996, respectively. The separate prospects are individually reviewed for recoverability and are excluded from amortization unless impairment is indicated. The Company sold the remaining interests in one lease in 1997 and the proceeds of $1,018,289 were recorded as an adjustment to capitalized costs. Pursuant to the full-cost rules such leases are considered a component of the full cost pool, however management expects to sell the remaining interests in the remaining leases and substantially recover this cost in 1998. Also included in oil and gas properties at December 31, 1997 are $471,861 in expenditures directly associated with generation of prospects on the above mentioned leases and generation of additional oil and gas prospects.

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

        ABANDONMENT

        A provision for the abandonment, dismantlement and site remediation of offshore production platforms and existing wells is made using the unit-of-production method applied to estimates based on current costs. A provision for pipeline and pipeline facilities abandonment costs is also provided using the straight-line method over the estimated useful lives of the pipeline and pipeline facilities. These provisions are included in accumulated depletion, depreciation and amortization, and accrued abandonment costs, respectively, and are undiscounted. Aggregate abandonment liability is estimated to be approximately $3,985,000 and $4,250,000 at December 31, 1997 and 1996, respectively.

        STOCK-BASED COMPENSATION

        The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has chosen to continue to account for stock-based compensation under the intrinsic value method and provides the pro forma effects of the fair value method as required.

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

        EARNINGS PER SHARE

        Effective December 31, 1997, the Company adopted SFAS No. 128 (Statement 128), Earnings per Share. Statement 128 establishes standards for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. In accordance with Statement 128, earnings per share information has been restated to conform all periods presented.

        The following table provides a reconciliation between basic and diluted earnings (loss) per share:
                                                             Weighted
                                                             average
                                                         common shares
                                                          outstanding
                                                Net       and dilutive   Per
                                              income       potential    share
                                             (loss)      common shares  amount
Year ended December 31, 1997:
        Basic earnings per share          $   983,095     4,462,072      $0.22
        Effect of dilutive stock
            options                              --          69,136
        Diluted earnings per share        $   983,095     4,531,208      $0.22

Year ended December 31, 1996:
        Basic (loss) per share            $  (198,902)    3,107,026      $(0.06)
        Diluted (loss) per share          $  (198,902)    3,107,026      $(0.06)

Year ended December 31, 1995:
        Basic earnings per share          $ 7,064,482     2,323,433      $3.04
        Effect of dilutive stock
            options                              --          57,441
        Convertible preferred
            stock                             291,204       970,698
        Effect of dilutive stock
            warrants                             --         787,465
        Diluted earnings per share        $ 7,355,686     4,139,037      $1.77

        At December 31, 1996, the employee stock options and the Convertible Preferred Stock were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidulitive effect on the computation of diluted loss per share.

        NONCASH INVESTING AND FINANCING ACTIVITIES

        In 1996, the Company issued promissory notes totaling $2,050,600 to the holders of preferred stock for payment of the cumulative preferred stock dividends.

        The Company purchased oil and gas leases during 1995, of which $1,375,488 was paid in 1996.

        ENVIRONMENTAL

        The Company is subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally recorded at their undiscounted amounts unless the amount and timing of payments is fixed or reliably determinable.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 regarding reporting comprehensive income, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial condition at the end of an accounting period. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS No. 130 for the fiscal year ending December 31, 1998.

        In June 1997, FASB issued SFAS No. 131 regarding disclosures about segments of an enterprise and related information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 for the fiscal year ending December 31, 1998.

        The Company believes that adoption of these financial accounting standards will not have a material effect on its financial condition or results of operations.

(2)     QUASI-REORGANIZATION

        In connection with the Company's emergence from Chapter 11 proceedings in 1989, the Board of Directors authorized the Company to revalue its consolidated balance sheet at December 31, 1989 to fair value in accordance with principles of accounting for quasi-reorganizations. The principal adjustments to fair value included an $810,000 increase in the carrying value of land and the elimination of the remaining deferred debt offering costs associated with convertible subordinated notes of $994,192, resulting in a net charge to the accumulated deficit of $184,192.

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

        The carrying value of the note payable approximates fair value at December 31, 1997 and 1996.

(5)     INCOME TAXES

        Income tax expense for 1997, 1996 and 1995 consists of:

                            1997            1996           1995
Current:
        Federal          $ 25,466            --           189,500
        State              50,800          12,247         240,320
Deferred - federal        469,965          50,542       1,410,363
                         $546,231          62,789       1,840,183

        During 1995, the valuation allowance decreased approximately $2,272,000. As a result of the quasi-reorganization described in note 2, the benefit of $827,000 of the reduction in 1995 was recorded directly to stockholders' equity and the statement of operations include a charge in lieu of taxes.

        The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                         1997             1996
Deferred tax assets:
        Accrued abandonment costs                     $    73,796       249,356
        Net operating loss carryforwards                2,106,646     2,435,537
        Alternative minimum tax credit                    254,363       228,897
                Total gross deferred tax assets         2,434,805     2,913,790
Deferred tax liabilities:
        Basis differences in property and equipment    (3,504,717)   (3,527,171)
        State tax                                         (34,009)      (20,575)
                Total gross deferred tax liability     (3,538,726)   (3,547,746)

                Net deferred tax liability            $(1,103,921)     (633,956)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company does not believe a valuation allowance is necessary because the benefit of such deferred tax assets are expected to be fully utilized.

        The Company's effective tax rate applicable to continuing operations in 1997, 1996 and 1995 differs from the expected tax rate of 34% due to the following:

                                                              1997      1996    1995
        Expected tax rate                                       34%             34%     34%
        State taxes, net of federal benefit                     1               5        2
        Expenses not deductible for tax purposes                1               1        -
        Decrease in valuation allowance recognized
            in earnings                                         -               -      (16)
                                                                36%             40%     20%

        At December 31, 1997, the Company had the following estimated net operating loss carryforwards (NOL):

                        Year of                 Net operating loss
                       expiration                   carryforwards
                         2002                      $    449,027
                         2003                         1,954,812
                         2004                         2,066,517
                         2006                         1,011,469
                         2007                           402,349
                         2011                           311,844
                                                   $  6,196,018

        The Tax Reform Act of 1986 significantly limits the amount of NOL available to offset future taxable income when a change in ownership occurs. Such a limitation of the NOL in a given year could prevent the Company from realizing the full benefit of the NOL within the 15-year statutory limit. The Company had two changes in ownership prior to 1997. The Company believes that the limitation, if any, would not have a significant impact on the consolidated financial statements.

        The Company has an alternative minimum tax credit carryforward of $251,520 that does not expire and may be applied to reduce regular tax to an amount not less than the alternative minimum tax payable in any one year.

(6)     LONG-TERM DEBT

        The Company maintains a reducing revolving credit facility (Loan Agreement) with Bank One, Texas, N.A. (Bank One), in an amount of $10,000,000. At December 31, 1996, the borrowing base under the Loan Agreement was $1,850,000 reducing $75,000 per month. At December 31, 1997, the borrowing base under the Loan Agreement was $900,000 reducing $90,000 per month. The borrowing base is redetermined semi-annually. On the first day of each month interest is due and payable on the outstanding loan balance at the rate of 1.25% above Bank One's prime rate of interest. Borrowings under the Loan Agreement are secured by first liens on the Buccaneer Field, the Blue Dolphin Pipeline, the Buccaneer Pipeline, the Freeport, Texas acreage and the Shore Facilities. In November 1996, the maturity date under the Loan Agreement was extended from January 14, 1997 to January 14, 2000.

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

        In December 1996, the Company issued $2,050,600 in promissory notes to the holders of the Preferred Stock as full payment of the cumulative preferred stock dividends. The promissory notes are unsecured and bear interest at the rate of 10.25% per annum. Interest only is payable semi-annually with the principal due on December 31, 2000. The Company may prepay all or a portion of the principal at any time prior to maturity with no penalty.

        Long-term debt at December 31, 1997 and 1996 is as follows:
                                                              December 31,
                                                           ------------------
                                                           1997          1996
$10,000,000 bank credit facility,
        interest payable monthly at prime rate
        (8. 5% at December 31, 1997)
        plus 1.25%. Borrowing availability
        and reducing base amount are
        redetermined semiannually                       $   10,000        10,000

$2,050,600 notes payable, interest at
        10.25% per annum payable
        semi-annually, principal due
        December 31, 2000                                2,050,600     2,050,600
                                                         2,060,600     2,060,600
Less current maturities                                       --            --
                                                        $2,060,600     2,060,600

(7)     STOCKHOLDERS' EQUITY

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

        In December 1997, the Company effected a one-for-fifteen reverse stock split of its common stock. As a result of the reverse stock split, the number of shares of common stock was decreased to 10,000,000 shares authorized and 4,479,133 shares outstanding from 100,000,000 shares authorized and 67,186,971 shares outstanding, respectively, immediately prior to the reverse stock split. The stockholders' equity accounts on the accompanying financial statements have been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references to number of shares of common stock and per share amounts have been restated throughout these financial statements.

(8)     STOCK OPTIONS

        The Company adopted a new stock option plan in 1996 (the Plan). The stock subject to the options and other provisions of the Plan shall be shares of the Company's Common Stock, $.01 par value (the Stock). The total amount of the Stock with respect to which options may be granted shall not exceed in the aggregate 10% of the number of issued and outstanding shares of Common Stock of the Company. The stock options become exercisable from time to time in part or as a whole, as the Compensation Committee (the Committee), appointed by the Board of Directors, or the Board of Directors in their discretion may provide. However, the Committee shall not grant options which (together with any other options which are exercisable under the applicable provisions of the Plan) may become exercisable in any one calendar year to purchase more than one-third of the maximum amount granted. All options expire five years after the date of grant. The price of options granted may not be less than eighty-five percent of the fair market value of the Stock on the date the option is granted. Optionees must continue their association with the Company for one year after exercising the options, or the underlying stock reverts to the Company. All shares issued for options exercised in the current year are restricted at December 31, 1997. The Company's previous stock option plan, with terms and conditions essentially the same as those of the Plan, expired in 1995.

        At December 31, 1997 the Company has reserved a total of 531,861 shares of Common Stock for issuance under the above mentioned stock option plans, of which 82,676 shares relate to options granted prior to 1997, under the previous stock option plan. The outstanding stock options granted to key employees, officers and directors, for the purchase of shares of the Company's Common
        Stock, are as follows:
                                                                Exercise
                                                             price per share
                                                            ----------------
                                           Shares           From        To
        Balance, December 31, 1995       156,333            0.938      4.383
                Granted                   63,000            3.984      3.984
                Exercised                (20,555)           0.938      3.188
                Expired                   (1,778)           2.391      3.188
        Balance, December 31, 1996       197,000            0.938      4.383

                Granted                   53,690            3.825      3.825
                Exercised                (51,340)           0.9375     4.383
        Balance, December 31, 1997       199,350            2.391      4.383

        The weighted average exercise price per share was $1.301 and $2.055 in 1997 and 1996, respectively.

        As of December 31, 1997, 94,336 options are immediately exercisable. Pursuant to the requirements of FASB No. 123, the weighted average fair market value of options granted during 1997, 1996 and 1995 are $2.66, $2.50 and $2.48, respectively. The closing bid prices for the Company's stock at the date the options were granted during 1997, 1996 and 1995 are $4.50, $4.69 and $3.28, respectively. The fair market value pursuant to FASB No. 123 of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 80%, 67%, and 122% and risk-free interest rates of 3.75%, 5.89% and 6.17% for grants in 1997, 1996 and
        1995, respectively, and an expected life of 3 years. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's Common Stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

        As discussed in note 1, no compensation expense has been recorded in 1997, 1996, and 1995 for stock options granted. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards made after December 31, 1994 under those plans, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                             Year ended December 31,
                                                                     --------------------------------------
                                                                       1997          1996        1995
        Net income (loss)                As reported                 $ 983,095    $  92,302     $ 7,355,686
                                            Pro forma                  821,555      (33,483)      7,269,282
        Basic earnings (loss)            As reported                      0.22        (0.06)           3.04
            per share                       Pro forma                     0.18        (0.10)           3.00
        Diluted earnings                 As reported                      0.22        (0.06)           1.71
           (loss) per share                 Pro forma                     0.18        (0.10)           1.69

        Outstanding options at December 31, 1997 expire between June 14, 1998 and December 25, 2002.

        Under the provisions of SFAS No. 123, the pro forma disclosures above include only the effects of stock options granted by the Company subsequent to December 31, 1994. During this initial phase-in period, the pro forma disclosures as required by SFAS No. 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards are generally made each year and there is a risk of forfeiture.

(9)     RELATED PARTY TRANSACTIONS

        Related party transactions which are not disclosed elsewhere in these consolidated financial statements are discussed in the following paragraphs.

        In 1992, the Company entered into a contract with a company, in which a director of the Company is a principal, for business development consulting services. The Company paid $90,000, $91,600 and $90,000 under the contract in 1997, 1996 and 1995, respectively.

(10)    LEASES

        The Company has various noncancelable operating leases which continue through 1998. The Company is currently negotiating a new lease for office space.

        The following is a schedule of future minimum lease payments required under noncancelable operating leases at December 31, 1997:
                  Years ending
                  December 31,
                     1998                                  $ 108,483

        Rental expense under operating leases for the years indicated are as follows:
                    Years ended
                    December 31,
                       1997                                $ 222,838
                       1996                                  213,603
                       1995                                  253,430

(11)    COMMITMENTS AND CONTINGENCIES

        In 1993, the United States Department of the Interior, Minerals Management Service (MMS) required the Company's wholly-owned subsidiary, Blue Dolphin Exploration Company (BDEX), to provide additional security to ensure it could meet the future abandonment and site clearance obligations associated with the Buccaneer Field. In February 1994, BDEX and the MMS agreed on the form of such security and the amount of the future obligations.

        As additional security for the future Buccaneer Field abandonment and site clearance obligations, in February 1994, BDEX provided the MMS with a $700,000 supplemental surety bond. In October 1996, BDEX provided the MMS with an additional $600,000 supplemental surety bond. The bonds will be fully funded over approximately an eleven-year period, through the escrowing with the surety of $10,000 per month. Such escrow funding began in February 1994.

        Additionally, a sinking fund was established in 1994 wherein $250,000 annually will be set aside until a total of approximately $2,400,000 has been accumulated to meet end of lease abandonment and site clearance obligations. The Company estimates the remaining useful life of its major Buccaneer Field facilities to be in excess of ten years.

        In July 1994, BDEX entered into a Regional 3-D Seismic Data Acquisition and Purchase Agreement with a third-party provider of seismic data. The term of the agreement is 5 years and provides BDEX access to the third-party's 3-D and 2-D seismic data base. At December 31, 1997, BDEX's minimum commitment during the remainder of the agreement is $750,000.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position.

(12)    BUSINESS SEGMENT INFORMATION

        The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin pipeline system. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                                         Operating                          Depletion,
                                                          Intersegment    income         Identifiable     depreciation and
                                           Revenue         revenues      (loss)(1)         assets         amortization(2)
Year ended December 31, 1997:
        Oil and gas exploration
                and production          $  828,013         8,000          (384,459)        16,485,333        174,988
        Pipeline operations              4,192,343        29,750         2,308,995          2,432,416        169,873
        Consolidated                     4,982,606          --           1,485,855         24,927,263        372,252

Year ended December 31, 1996:
        Oil and gas exploration
                and production          $  863,381        11,333          (886,706)        17,018,210        177,365
        Pipeline operations              3,305,527        29,007         1,386,710          2,418,128        158,281
        Consolidated                     4,128,568          --              48,439         24,226,611        388,406

Year ended December 31, 1995:
        Oil and gas exploration
                and production          $1,229,283          --            (470,115)        16,873,765        357,501
        Pipeline operations              3,965,293        71,523         1,783,416          2,156,380        180,918
        Consolidated                     5,123,053          --             832,597         25,069,178        619,586

        (1) Consolidated income from operations includes $373,040, $358,465 and $328,013 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $27,392, $52,760 and $81,168 for the years ended December 31, 1997, 1996 and 1995, respectively.

        (2) Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $26,340, for each of the years ended December 31, 1997 and 1996, and $33,970 for the year ended December 31, 1995. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $28,466, $29,190 and $51,898 for the years ended December 31, 1997, 1996 and 1995, respectively.

        See the supplemental disclosures for oil and gas producing activities for discussion of capitalized costs incurred for oil and gas production operations. Capital expenditures of $157,821 were incurred for pipeline operations for the year ended December 31, 1997.

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

                                                 Oil and gas
                                                 sales and            Pipeline
                                               operating fees         operations           Total
Year ended December 31, 1997:
        Apache Corporation                       $359,376            1,466,621            1,825,997
        The Coastal Corporation                    39,905            1,111,885            1,151,790
        Burlington Resources                         --                642,492              642,492
        The Dow Chemical Company                  393,443              114,381              507,824

Year ended December 31, 1996:
        The Coastal Corporation                  $ 49,085            1,281,147            1,330,232
        Apache Corporation                        401,265              696,319            1,097,584
        The Dow Chemical Company                  342,119              120,636              462,755

Year ended December 31, 1995:
        Apache Corporation                       $395,321              779,432            1,174,753
        The Coastal Corporation                    46,218              922,096              968,314
        The Dow Chemical Company                  645,727               97,930              743,657
        The Louisiana Land and Exploration Co.       --                453,036              453,036

(13)    ACQUISITIONS

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

        Consideration paid included $150,000 cash and future consideration contingent upon the successful development and operation of the primary Petroport facility, planned for the western Gulf of Mexico off the Texas coast. The contingent consideration includes $350,000 to be paid when the Company obtains funding for the licensing and permitting phase of the project and 600,000 shares of Company Common Stock, with issuance dependent upon successful completion of the facility and maintaining a prespecified throughput volume. As of December 31, 1997, the Company has capitalized $650,994 in Petroport development costs which are expected to benefit future periods. The Company will continue to capitalize incremental third-party costs associated with the development of Petroport subject to a recoverability evaluation and will begin amortizing the costs once the Petroport facility is placed into service.

(14)    SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

        The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange
        Commission (SEC) and SFAS No. 69 Disclosures About Oil and Gas Producing Activities (Statement 69).

        At December 31, 1997, the Buccaneer Field accounted for 100% of the Company's future net cash flows from proved reserves.

        The timing and amount of estimated future development costs may significantly increase or decrease the Company's total proved and proved developed reserve volumes, the Standardized Measure of Discounted Future Net Cash Flows, and the components and changes therein.

        ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

        Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and natural gas reserves for the periods indicated, as estimated by the Company's independent petroleum engineer, Gerald W. DuPont Enterprises, Inc. All of the Company's reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

                                                            Oil          Gas
         Quantity of Oil and Gas Reserves                  (Bbls)       (Mcf)

        Total proved reserves at December 31, 1994       195,405     33,475,096

        Revisions to previous estimates                    9,088        (51,572)
        Production                                        (2,327)      (326,388)

        Total proved reserves at December 31, 1995       202,166     33,097,136

        Revisions to previous estimates                   (6,477)      (201,823)
        Production                                        (1,887)      (180,269)

        Total proved reserves at December 31, 1996       193,802     32,715,044

        Revisions to previous estimates                   (8,500)    (1,125,504)
        Production                                        (1,156)      (176,986)

        Total proved reserves at December 31, 1997       184,146     31,412,554

        Proved developed reserves:
                December 31, 1997                        108,068     18,288,608
                December 31, 1996                        117,724     19,591,098
                December 31, 1995                        126,088     19,973,190

        CAPITALIZED COSTS OF OIL AND
           GAS PRODUCING ACTIVITIES

        The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of the dates indicated:

                                                      December 31,
                                                 1997            1996

    Unproved properties and prospect
      generation costs not being amortized   $  2,180,306      2,590,347
    Proved properties being amortized          18,287,197     18,263,512
    Less accumulated depletion,
      depreciation and amortization            (3,982,170)    (3,835,649)

                    Net capitalized costs    $ 16,485,333     17,018,210

    Accrued offshore platform and well
      abandonment costs                      $   (297,458)       244,190

        The Company is attempting to sell leases which make up unproved properties not being amortized, and expects such sales to occur during the year ending December 31, 1998.

        COSTS INCURRED IN OIL AND
            GAS PRODUCING ACTIVITIES

        The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the periods indicated:
                                                            December 31,
                                                --------------------------------
                                                   1997        1996       1995
        Property acquisition costs - unproved
          properties and prospect generation    $471,861     584,728   2,402,796
        Exploration costs                           --          --          --
        Development costs                         23,685     105,069         349
                                                $495,546     689,797   2,403,145

                Depletion expense per Mcf
                        equivalent produced     $   0.95        0.97        1.05

        STANDARDIZED MEASURE OF DISCOUNTED
           FUTURE NET CASH FLOWS

        The following table reflects the Standardized Measure of
        Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of:
                                                        December 31,
                                              ----------------------------
                                                   1997            1996
                                              ------------      ----------
        Future cash inflows                   $ 71,531,303      75,422,337
        Future development costs                (9,807,601)    (10,156,601)
        Future production costs                (13,666,735)    (14,154,887)
                                              ------------      ----------
        Future net cash inflows
                before income taxes             48,056,967      51,110,849
        Future income taxes                    (14,457,358)    (15,236,647)
                                              ------------      ----------
        Future net cash flows                   33,599,609      35,874,202
        10% discount factor                    (16,686,802)    (17,680,462)
                                              ------------      ----------
        Standardized measure of discounted
        future net cash inflows               $ 16,912,807      18,193,740
                                              ============      ==========

        Future net cash flows at each year end, as reported in the above schedule, were determined by summing the estimated annual net cash flows computed by: (1) multiplying estimated quantities of proved reserves to be produced during each year by current prices (at December 31, 1997, such prices were $15.55 per barrel of oil and $2.19 per Mcf of gas) and (2) deducting estimated expenditures to be incurred during each year to develop and produce the proved reserves (based on current costs). In general, oil prices declined in early 1998. Income taxes were computed by applying year-end statutory rates to pretax net cash flows, reduced by the tax basis of the properties and available net operating loss carryforwards. The annual future net cash flows were discounted, using a prescribed 10% rate, and summed to determine the standardized measure of discounted future net cash flows.

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

        Principal changes in the Standardized Measure of Discounted Future Net Cash Flows attributable to the Company's proved oil and gas reserves for the periods indicated are as follows

                                                                                December 31,
                                                             ---------------------------------------------------
                                                                  1997                1996               1995
                                                             -----------           ---------           ---------
        Sales and transfers, net of production costs*        $   489,564             996,305             397,517
        Net change in estimated future development
          costs                                                  165,389            (105,110)              7,222
        Net change in income taxes                               267,388          (1,748,864)         (1,201,592)
        Revisions in previous quantity estimates                (996,557)           (209,443)              1,734
        Net changes in sales and transfer prices,
          net of production costs                               (548,223)          5,566,602          (2,502,045)
        Accretion of discount                                  2,432,226           1,885,846           1,838,675
        Change in production rates (timing)
          and other                                           (3,090,710)         (2,670,405)            728,610
                Net change                                   $(1,280,923)          3,714,931            (729,879)

        * 6% of the Company's estimated proved oil reserves and 7% of its estimated proved gas reserves were being produced at December
        31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement relating to its 1998 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11.        EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement relating to its 1998 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

        The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement relating to its 1998 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement relating to its 1998 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a)    1.      Financial Statements

                The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:
                                                                           Page

                Consolidated Balance Sheets, at December 31, 1997
                  and 1996....................                              28

                Consolidated Statements of Operations, for the
                  years ended December 31, 1997, 1996, and 1995...          30

                Consolidated Statements of Stockholders' Equity, for the
                  years ended December 31, 1997, 1996, and 1995...          31

                Consolidated Statements of Cash Flows, for the
                  years ended December 31, 1997, 1996, and 1995...          32

                Notes to Consolidated Financial Statements.......           33

        (A)     3.EXHIBITS:

        No.          Description

        3.1     (1)     Certificate of Incorporation of the Company

        3.2     (2)     Certificate of Correction to the Certificate of
                        Incorporation of the Company dated June 30, 1987

        3.3     (2)     Certificate of Amendment to the Certificate of
                        Incorporation of the Company dated June 30, 1987

        3.4     (2)     Certificate of Amendment to the Certificate of
                        Incorporation of the Company dated December 11, 1989

        3.5     (2)     Certificate of Amendment to the Certificate of
                        Incorporation of the Company dated December 14, 1989

        3.6     (2)     Bylaws of the Company

        3.7     (8)     Certificate of Amendment to the Certificate of
                        Incorporation of the Company dated December 8, 1997.

        4.1     (2)     Specimen Certificate of Blue Dolphin Energy Company
                        Common Stock

*       10.3    (1)     Blue Dolphin Energy Company 1985 Employee Stock Option
                        Plan

*       10.4    (7)     Blue Dolphin Energy Company 1996 Employee Stock Option
                        Plan

        10.11   (3)     Gas Purchase Agreement between Dow Chemical Company and
                        Ivory Production Co. dated May 1, 1991

        10.18   (6)     Form of Consulting Agreement between Blue Dolphin
                        Services Co. and Columbus Petroleum Ltd., dated
                        July 1, 1995

        10.23   (4)     Loan Agreement by and among Blue Dolphin Energy Company
                        Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co.
                        Mission Energy, Inc. dba MEI Mission Energy, Inc.,
                        Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N. A., dated January 14, 1994

        10.24   (5)     Plan and Agreement of Merger between Petroport, L.C.
                        and Blue Dolphin Acquisition Company dated
                        March 8, 1995

        10.25   (6)     First Amendment to Loan Agreement dated January 14,
                        1994 by and among Blue Dolphin Energy Company, Blue
                        Dolphin Pipe Line Company, Buccaneer Pipe Line Co.,
                        Mission Energy, Inc. d/b/a MEI Mission Energy, Inc.,
                        Ivory Production Co., Blue Dolphin Services Co., and
                        Bank One, Texas, N.A., dated February 7, 1995

        10.26   (6)     Second Amendment to Loan Agreement dated January 14,
                        1994 by and among Blue Dolphin Energy Company, Blue
                        Dolphin Pipe Line Company, Buccaneer Pipe Line Co.,
                        Mission Energy, Inc. d/b/a MEI Mission Energy, Inc.,
                        Blue Dolphin Exploration Company, previously known as
                        Ivory Production Co., Blue Dolphin Services Co., and
                        Bank One, Texas, N.A., dated December 22, 1995

        10.27   (6)     Asset Purchase Agreement by and among Blue Dolphin Pipe
                        Line Company, Buccaneer Pipe Line Co. and Mission
                        Energy, Inc. as Sellers and CoEnergy Offshore Pipeline
                        & Processing Company, as Purchaser dated
                        August 31, 1995.

        10.28   (7)     Third Amendment to Loan Agreement dated January 14,1994
                        by and among Blue Dolphin Energy Company, Blue Dolphin
                        Pipe Line Company, Buccaneer Pipe Line Co., Mission
                        Energy, Inc. d/b/a MEI Mission Energy, Inc., Blue
                        Dolphin Exploration Company, previously known as Ivory
                        Production Co., Blue Dolphin Services Co., and Bank
                        One, Texas, N.A., dated November 5, 1996.

        21.1    (6)     List of Subsidiaries of the Company

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

(7) Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1996 under the Securities and Exchange Act of 1934, dated March 31, 1997.

(8) Incorporated herein by reference to Exhibits filed in connection with the definitive Information Statement on Schedule 14C of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated November 18, 1997.

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

                                        Date:  March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                        Title                        Date

 /s/ Michael J. Jacobson        President(principal             March 27, 1998
 Michael J. Jacobson            executive officer)

 /s/ G. Brian Lloyd             Vice President, Treasurer       March 27, 1998
 G. Brian Lloyd

 /s/ Ivar Siem                  Chairman                        March 27, 1998
 Ivar Siem

 /s/ Harris A. Kaffie           Director                        March 27, 1998
 Harris A. Kaffie

 /s/ Daniel B. Porter           Director                        March 27, 1998
 Daniel B. Porter

 /s/ Michael S. Chadwick        Director                        March 27, 1998
 Michael S. Chadwick

 /s/ Christian Hysing-Dahl      Director                        March 27, 1998
 Christian Hysing-Dahl