Form 10-K405/A
period 1997-12-31
BLUE DOLPHIN ENERGY CO
filed 1998-04-01
CIK 793306

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             Years ended December 31, 1997, 1996, and 1995

                                                 Convertible  Additional   Retained     Total
                                          Common  preferred    paid-in     earnings  stockholders'
                                          stock     stock      capital    (deficit)     equity

Balance at December 31, 1994            $ 22,919   1,456,048   13,531,226  (4,939,781) 10,070,412

 Exercise of 17,375 warrants                 174          --       25,888         --       26,062

 Exercise of 46,222 stock options            457          --      109,205         --      109,662

 Pre-quasi reorganization net operating
  loss carryforwards utilized                 --          --      827,039         --      827,039

 Dividend requirements on preferred
  stock                                       --          --          --     (291,204)   (291,204)

 Net income                                   --          --          --    7,355,686   7,355,686

Balance at December 31, 1995              23,550   1,456,048   14,493,358   2,124,701  18,097,657

 Exercise of 1,105,039 warrants           11,050          --    1,645,507          --   1,656,557

 Exercise of 20,555  stock options and
  related tax benefit                        206          --       42,035          --      42,241

 Dividend requirements on preferred
  stock                                       --          --           --    (291,204)   (291,204)

 Conversion of 14,560,475 shares of
  preferred stock                          9,707  (1,456,048)   1,443,532          --      (2,809)

 Other                                        --          --        5,833          --       5,833

 Net income                                   --          --           --      92,302      92,302

Balance at December 31, 1996              44,513          --   17,630,265   1,925,799  19,600,577


 Exercise of 51,340 stock options            513          --      159,574          --     160,087

 Cancellation of 10,768 shares of stock     (108)         --     (110,324)         --    (110,432)

 Other                                        --          --      (10,000)         --     (10,000)

 Net income                                   --          --           --     983,095     983,095

Balance at December 31, 1997            $ 44,918          --   17,669,515   2,908,894  20,623,327



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

                                                                             Year ended December 31,
                                                                     --------------------------------------
                                                                       1997          1996        1995
        Net income (loss)                As reported                 $ 983,095    $  92,302     $ 7,355,686
                                            Pro forma                  821,555      (33,483)      7,269,282
        Basic earnings (loss)            As reported                      0.22        (0.06)           3.04
            per share                       Pro forma                     0.18        (0.10)           3.00
        Diluted earnings                 As reported                      0.22        (0.06)           1.77
           (loss) per share                 Pro forma                     0.18        (0.10)           1.76

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