Form 10-Q
period 1998-03-31
BLUE DOLPHIN ENERGY CO
filed 1998-05-15
CIK 793306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended:	     MARCH 31, 1998

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

     4,491,847 shares $.01 par value outstanding at April 28, 1998

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

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,      December 31,
                                                                       1998            1997
                                                                     ---------     ------------
                                                                    (Unaudited)
                            ASSETS
Current Assets:
   Cash                                                        $     1,323,873  $    1,756,294
   Trade accounts receivable                                         1,005,712         861,740
   Crude oil inventory                                                   6,490           7,570
   Prepaid expenses                                                    128,161          87,268
                                                                     ---------        ---------
           Total Current Assets                                      2,464,236       2,712,872

Property and Equipment, at cost, using full cost
    method for oil and gas properties.  Includes
    $976,779 and $992,293 of leases held for sale
    at March 31, 1998 and December 31, 1997, respectively           24,137,933      23,811,679

  Accumulated depletion, depreciation
    and amortization                                                (4,921,623)     (4,841,211)
                                                                    -----------     -----------
                                                                    19,216,310      18,970,468

Land                                                                 1,133,333       1,133,333

Other Assets                                                         2,207,912       2,110,590
                                                                    ----------      ----------
                         Total Assets                          $    25,021,791  $   24,927,263
                                                                    ==========      ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                       $       756,559  $      931,315
   Current portion of accrued abandonment costs                        231,000            -
   Accrued interest payable                                             51,557         105,957
   Accrued income taxes payable                                         71,115          50,267
                                                                       -------         -------
                   Total Current Liabilities                         1,110,231       1,087,539

Long-Term Debt, less current portion                                 2,060,600       2,060,600

Accrued Abandonment Costs, less current portion                         65,771          51,876

Deferred Income Taxes                                                1,117,021       1,103,921

Common Stock                                                            44,918          44,918
Additional Paid-in Capital                                          17,669,515      17,669,515
Accumulated Earnings since January 1, 1990                           2,953,735       2,908,894
                                                                    ----------      ----------
                    Total Liabilities and
                     Stockholders' Equity                      $    25,021,791  $   24,927,263
                                                                    ===========     ==========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                    Three Months
                                                                   Ended March 31,
                                                                  1998         1997
                                                                --------     ---------
Revenue from operations:
    Pipeline operations                                     $    796,655  $   911,029
    Oil and gas sales and operating fees                         201,382      247,791
                                                                 -------      -------
                    REVENUE FROM OPERATIONS                      998,037    1,158,820

Cost of operations:
    Pipeline operating expenses                                  195,735      212,490
    Lease operating expenses                                     143,817      145,886
    Repair and maintenance costs                                  94,550      153,782
    Depletion, depreciation, and amortization                     97,351      105,049
                                                                 -------      -------
                    COST OF OPERATIONS                           531,453      617,207
                                                                 =======      =======
                    INCOME FROM OPERATIONS                       466,584      541,613

Other income (expense):
    General and administrative                                  (363,790)    (325,022)
    Interest expense                                             (51,714)     (56,433)
    Interest and other income                                     33,661       27,340
                                                                ---------    ---------
                    INCOME BEFORE INCOME TAXES                    84,741      187,498

                    Provision for income taxes                   (39,900)     (73,154)
                                                                 --------     --------
Net income                                                  $     44,841  $   114,344
                                                                  ======      =======
Earnings per share
    Basic                                                   $       0.01  $      0.03
                                                                    ====         ====
    Diluted                                                 $       0.01  $      0.03
                                                                    ====         ====
Weighted average number of common shares outstanding
      and dilutive potential common shares:
    Basic                                                      4,491,847    4,454,146
                                                               =========    =========
    Diluted                                                    4,510,348    4,517,047
                                                               =========    =========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                            Three Months
                                                                           Ended March 31,
                                                                          1998         1997
                                                                        -------      --------
OPERATING ACTIVITIES
    Net income                                                      $    44,841  $    114,344
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depletion, depreciation and amortization                        97,351       105,049
         Deferred income taxes                                           13,100        58,904
         Changes in operating assets and liabilities:
          (Increase) Decrease in trade accounts receivable             (143,972)       34,011
          (Increase) in crude oil inventory and prepaid expenses        (39,813)      (30,033)
           Increase (Decrease) in accounts payable and
             other current liabilities                                   22,693      (491,851)
                NET CASH  (USED IN)                                    ---------     ---------
                OPERATING ACTIVITIES                                     (5,800)     (209,576)

INVESTING ACTIVITIES
    Oil and gas prospect generation costs                               (42,493)      (94,867)
    Exploration and development costs                                  (228,156)          -
    Purchases of property and equipment                                 (55,606)       (6,897)
    Increase in other assets                                            (53,348)      (32,590)
    Funds escrowed for abandonment costs                                (47,018)      (47,331)
    Abandonment of oil and gas properties                                   -         (97,542)
                NET CASH (USED IN)                                     ---------     ---------
                INVESTING ACTIVITIES                                   (426,621)     (279,227)

FINANCING ACTIVITIES
    Net proceeds from the exercise of stock options                         -           6,250
                                                                       ---------     ---------
                NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                        -           6,250
                                                                       ---------     ---------
                (DECREASE) IN CASH                                     (432,421)     (482,553)

CASH AT BEGINNING OF YEAR                                             1,756,294     1,207,323
                                                                      ---------     ---------
CASH AT MARCH 31,                                                   $ 1,323,873  $    724,770
                                                                      =========     =========
SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                                   $   106,115  $      4,606
                                                                        =======         =====
    Income taxes refunded                                           $  (142,729) $        -
                                                                       =========        =====

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

                             MARCH 31, 1998


EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted SFAS No. 128 (Statement 128), Earnings per Share. Statement 128 replaces the presentation of primary earnings per share (EPS) with the presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Statement 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. The Company has adopted Statement 128 for the quarter ended December 31, 1997.

LEASES

The Company entered into a new office lease with an effective date of September 1, 1998.

The following is a schedule of future minimum lease payments required under long-term noncancelable operating leases:

                       Years Ending              Future Minimum
                       December 31,              Lease Payments
                       ------------              --------------
                          1998                    $     45,437
                          1999                         136,310
                          2000                         136,310
                          2001                         136,310
                          2002                         136,310
                       Thereafter                      595,723
                                                   -----------
                                                   $ 1,186,400
                                                   ===========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 regarding reporting comprehensive income, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial condition at the end of an accounting period. SFAS No. 130 is effective for both interim and annual periods

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED
                              (Continued)

beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption by the Company of SFAS No. 130 effective January 1, 1998, has had no impact to the Company's financial statements presented herein.

YEAR 2000

The Company has not undergone a comprehensive review of the potential impact of the year 2000 change on its operations, and financial and accounting systems. However, while there can be no assurances, the Company is not aware of any matters at this time that would result in material adverse consequences to the Company.

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


FINANCIAL CONDITION

At March 31, 1998, the Company's working capital (current assets less current liabilities) was $1,354,005, representing a decrease of $271,328 as compared with working capital of $1,625,333 at December 31, 1997. Pursuant to the rules of the full cost method of accounting for oil and gas properties, $992,293 of lease acquisition costs associated with the Company's oil and gas prospect generation activities, which costs the Company expects to recover in 1998 through sale of prospects, are excluded from working capital at March 31, 1998 and December 31, 1997.

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

Offshore activity in the vicinity of the Blue Dolphin Pipeline System remains active. In February 1998, an existing producer / shipper completed a new well. However, additional throughput from this well was offset by producer downtime and normal production declines that resulted in a 6% decrease in daily gas volumes transported in the first quarter 1998 compared to the fourth quarter 1997.

             BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
                              (Continued)


Future utilization of the Company's pipelines and related facilities will depend upon the success of drilling programs in the pipeline corridors, and attraction and retention of producer / shippers to the systems.

The Company is evaluating application of horizontal drilling and new completion techniques to existing shut-in wells in the Buccaneer
Field. If feasible, additional drilling in the Field utilizing these recovery methods could commence in 1999.

In August 1996, the Minerals Management Service conducted an annual inspection of the Buccaneer Field production platforms and facilities. In addition to certain repairs, the Company was required to remove piping and other equipment that was no longer in use. The removal and abandonment work, and the repairs to the platforms were completed in March 1997. Additionally, a previously inactive well was plugged and abandoned. Removal of the associated satellite platform and site clearance is expected to take place in the second half of 1998, at an estimated cost of approximately $231,000.

The Company currently holds interests in two lease blocks prospective for oil and gas in the High Island Area of the Gulf of Mexico. The lease blocks were acquired in January 1996. Approximately $825,000 was invested to acquire the two leases, in addition to approximately $86,000 for lease rentals and $65,000 associated with technical development of the prospects. A 43.75% interest in each of these prospective lease blocks has been sold. Efforts to sell the remaining 56.25% interest in each lease block are ongoing.

In September 1997, the Company finalized a multi-year agreement with industry participants, whereby in exchange for certain participation rights, these companies partially fund the costs associated with the Company's ongoing offshore prospect generation program. The remaining program costs will be reimbursed to the Company as prospects are developed and leases acquired. The program focus area includes approximately 2,000,000 acres in Federal waters in the western Gulf of Mexico covered by 3-D seismic data. The Company had previously entered into a multi-year 3-D seismic data acquisition and licensing agreement, whereby a minimum of $1,500,000 has been committed over a 5 year period to acquire 3-D seismic data. Under the agreement the Company has access to over 2,000,000 acres of 3-D seismic data, primarily in the western Gulf of Mexico, and over 200,000 line miles of close grid 2-D seismic data. Additionally, in March 1998, the program participants agreed to expand the program with a focus in Texas State waters along the Gulf Coast. The participants reimbursed the Company upfront for 3-D seismic costs. The remaining program costs will be reimbursed to the Company as prospects are developed and leases acquired.

In order to enhance the productivity of the prospect generation program, the Company is transitioning the program to a 100% in-house effort, and thus will terminate a consultancy arrangement it has used to assist in the generation of prospects.

In the first quarter 1998, the Company drilled an unsuccessful well on its Embar Field acreage in west Texas. The well was drilled utilizing horizontal, underbalanced drilling technology, the first application of this technology in the area. The Company has terminated the farmin and lease option agreement covering the acreage

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

following reevaluation of the risks of future drilling in light of the outcome of the initial well. Drilling and workover costs incurred to the Company's interest were approximately $275,000.

Development of the Petroport deepwater terminal and offshore storage facility continues to proceed as anticipated. Efforts have focused on pre-licensing activities and regulatory matters.

Major pre-licensing activities include: (1) ongoing development of support for the project from both Federal and State agencies that have jurisdiction over or impact deepwater port licensing, construction and operation; (2) development of the facility's commercial profile, a major component of which has been completed. The commercial profile is expressed in terms of both current conditions and conditions expected to prevail through the year 2015. A major update to the commercial profile is currently in progress and is expected to be completed in the third quarter 1998; (3) development of the facility's design, engineering, and capital and operating cost estimates. The facility design, engineering and costing study is currently in progress and is expected to be completed in the third quarter 1998; (4) development of the cost estimate for obtaining the necessary license and associated permits. These estimates are being developed in conjunction with the engineering and operating cost estimates, and (5) the development of a financing strategy.

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

It is currently estimated that pre-licensing costs will total approximately $1,500,000. Approximately $625,000 for pre-licensing costs has been committed through March 31, 1998.

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
	CONDITION AND RESULTS OF OPERATIONS
                              (Continued)



RESULTS OF OPERATIONS

The Company reported net income for the three months ended March 31, 1998, ("first quarter 1998 or current period") of $44,841, compared to net income of $114,344 reported for the first quarter 1997 ("previous period").

REVENUES:

Revenues for the current period decreased by $160,783 or 14% to $998,037 compared to revenues of $1,158,820 reported for the previous period.

First quarter 1998 revenues from pipeline operations decreased by $114,374 or 13% from the previous period due to a decrease in oil transportation revenues of $347,305, primarily due to the loss of a producer / shipper in October 1997. The decrease in oil transportation revenues was offset in part by an increase in gas transportation revenues of $232,932, due to new wells tied into the pipeline system during 1997.

Revenues from oil and gas sales and operating fees for the current period decreased by $46,410 from those of the previous period. Oil and gas sales declined $37,469 due primarily to normal production declines.

COSTS AND EXPENSES:

First quarter 1998 pipeline operating expenses decreased $16,755 or 8% from those of the previous period. The decrease is due to cost reductions associated with decreased oil volumes transported in the current period due to the loss of an oil producer / shipper in October 1997.

Repair and maintenance costs for the current period decreased by $59,232 due primarily to nonrecurring repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $65,000 incurred in the previous period.

General and administrative expenses for the current period increased $38,768, or 11% from the previous period principally due to an increase in staff costs and consulting fees associated with potential asset acquisitions of approximately $28,000.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                      PART II.  OTHER INFORMATION


ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company's definitive Proxy Statement, dated April 13,
1998, for the Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 6.	EXHIBITS AND REPORT ON FORM 8-K

A)	Exhibits - None

B)	Form 8-K - None

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               By:  BLUE DOLPHIN ENERGY COMPANY



Date:    May 15, 1998        	/s/ Michael J. Jacobson
                                Michael J. Jacobson
                                President and Chief Executive Officer



                                /s/ G. Brian Lloyd
                                G. Brian Lloyd
                                Vice President, Treasurer