Form 10-Q
period 1998-06-30
BLUE DOLPHIN ENERGY CO
filed 1998-08-14
CIK 793306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:	     JUNE 30, 1998

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

      4,491,847 shares $.01 par value outstanding at July 28, 1998

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

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,          December 31,
                                                                                              1998                1997
                                                                                          ------------        ------------
                                                                                          (Unaudited)
                                       ASSETS
Current Assets:
   Cash                                                                             $         988,222  $        1,756,294
   Trade accounts receivable                                                                1,433,163             861,740
   Crude oil inventory                                                                          9,550               7,570
   Prepaid expenses                                                                           140,240              87,268
                                                                                          ------------        ------------
                     Total Current Assets                                                   2,571,175           2,712,872

Property and Equipment, at cost, using full cost
    method for oil and gas properties.  Includes
    $976,779 and $992,293 of leases held for sale
    at June 30, 1998 and December 31, 1997, respectively                                   24,162,758          23,811,679

  Accumulated depletion, depreciation
    and amortization                                                                       (4,991,484)         (4,841,211)
                                                                                          ------------        ------------
                                                                                           19,171,274          18,970,468

Land                                                                                        1,133,333           1,133,333

Other Assets                                                                                2,301,508           2,110,590
                                                                                          ------------        ------------
                                    Total Assets                                    $      25,177,290  $       24,927,263
                                                                                          ============        ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                            $         820,337  $          700,315
   Current portion of accrued abandonment costs                                               231,000             231,000
   Accrued interest payable                                                                   103,935             105,957
   Accrued income taxes payable                                                                65,375              50,267
                                                                                          ------------        ------------
                             Total Current Liabilities                                      1,220,647           1,087,539

Long-Term Debt, less current portion                                                        2,060,600           2,060,600

Accrued Abandonment Costs, less current portion                                                79,985              51,876

Deferred Income Taxes                                                                       1,123,227           1,103,921

Common Stock                                                                                   44,918              44,918
Additional Paid-in Capital                                                                 17,669,515          17,669,515
Accumulated Earnings since January 1, 1990                                                  2,978,398           2,908,894
                                                                                          ------------        ------------
                               Total Liabilities and
                                Stockholders' Equity                                $      25,177,290  $       24,927,263
                                                                                          ============        ============

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

             CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                           Three Months
                                                                                           Ended June 30,
                                                                                       1998             1997
                                                                                   -----------      -----------
Revenue from operations:
    Pipeline operations                                                       $       741,539  $     1,021,663
    Oil and gas sales and operating fees                                              198,512          187,034
                                                                                   -----------      -----------
                    REVENUE FROM OPERATIONS                                           940,051        1,208,697

Cost of operations:
    Pipeline operating expenses                                                       198,829          205,813
    Lease operating expenses                                                          152,142          178,635
    Repair and maintenance costs                                                       62,862           65,137
    Depletion, depreciation, and amortization                                          99,903           81,628
                                                                                   -----------      -----------
                    COST OF OPERATIONS                                                513,736          531,213
                                                                                   -----------      -----------
                    INCOME FROM OPERATIONS                                            426,315          677,484

Other income (expense):
    General and administrative                                                       (358,210)        (342,737)
    Interest expense                                                                  (54,399)         (54,497)
    Interest and other income                                                          32,962           20,978
                                                                                   -----------      -----------
                    INCOME BEFORE INCOME TAXES                                         46,668          301,228

                    Provision for income taxes                                        (22,005)        (112,594)
                                                                                   -----------      -----------
Net Income                                                                    $        24,663  $       188,634
                                                                                   ===========      ===========
Earnings per share:
    Basic                                                                     $          0.01  $          0.04
                                                                                   ===========      ===========
    Diluted                                                                   $          0.01  $          0.04
                                                                                   ===========      ===========
Weighted average number of common shares outstanding
     and dilutive potential common shares:
    Basic                                                                           4,491,847        4,454,808
                                                                                   ===========      ===========
    Diluted                                                                         4,501,226        4,489,981
                                                                                   ===========      ===========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                            Six Months
                                                                                           Ended June 30,
                                                                                       1998             1997
                                                                                   -----------      -----------
Revenue from operations:
    Pipeline operations                                                       $     1,538,195  $     1,932,692
    Oil and gas sales and operating fees                                              399,893          434,825
                                                                                   -----------      -----------
                    REVENUE FROM OPERATIONS                                         1,938,088        2,367,517

Cost of operations:
    Pipeline operating expenses                                                       394,563          418,303
    Lease operating expenses                                                          295,959          324,521
    Repair and maintenance costs                                                      157,412          218,919
    Depletion, depreciation, and amortization                                         197,254          186,677
                                                                                   -----------      -----------
                    COST OF OPERATIONS                                              1,045,188        1,148,420
                                                                                   -----------      -----------
                    INCOME FROM OPERATIONS                                            892,900        1,219,097

Other income (expense):
    General and administrative                                                       (722,000)        (667,759)
    Interest expense                                                                 (106,113)        (110,930)
    Interest and other income                                                          66,622           48,318
                                                                                   -----------      -----------
                    INCOME BEFORE INCOME TAXES                                        131,409          488,726

                    Provision for income taxes                                        (61,905)        (185,748)
                                                                                   -----------      -----------
Net income                                                                    $        69,504  $       302,978
                                                                                   ===========      ===========
Earnings per share:
    Basic                                                                     $          0.02  $          0.07
                                                                                   ===========      ===========
    Diluted                                                                   $          0.02  $          0.07
                                                                                   ===========      ===========
Weighted average number of common shares outstanding
      and dilutive potential common shares:
    Basic                                                                           4,491,847        4,454,477
                                                                                   ===========      ===========
    Diluted                                                                         4,505,787        4,503,514
                                                                                   ===========      ===========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                          Six Months
                                                                                                        Ended June 30,
                                                                                                    1998             1997
                                                                                                 ----------       ----------
OPERATING ACTIVITIES
    Net income                                                                             $        69,504  $       302,978
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization                                            197,254          186,677
               Deferred income taxes                                                                19,306          155,080
               Changes in operating assets and liabilities:
                     Decrease (Increase) in trade accounts receivable                             (571,423)           7,425
                    (Increase) in crude oil inventory and prepaid expenses                         (54,952)         (32,952)
                    Increase (Decrease) in accounts payable and
                           other current liabilities                                               133,108         (379,364)
                                          NET CASH PROVIDED BY (USED IN)                         ----------       ----------
                                          OPERATING ACTIVITIES                                    (207,203)         239,844

INVESTING ACTIVITIES
    Oil and gas prospect generation costs                                                          (87,974)        (160,750)
    Purchases of property and equipment                                                            (48,481)        (107,470)
    Increase in other assets                                                                      (448,723)         (37,930)
    Funds escrowed for abandonment costs                                                          (342,115)        (291,636)
    Reduction of escrowed abandonment fund                                                         593,830               0
    Abandonment of oil and gas properties                                                               0           (98,634)
    Exploration and development costs                                                             (227,406)          (4,880)
                                          NET CASH (USED IN)                                     ----------       ----------
                                          INVESTING ACTIVITIES                                    (560,869)        (701,300)

FINANCING ACTIVITIES
    Net proceeds from the exercise of stock options                                                     0             7,397
                                          NET CASH PROVIDED BY                                   ----------       ----------
                                          FINANCING ACTIVITIES                                          0             7,397

                                          (DECREASE) IN CASH                                      (768,072)        (454,059)

CASH AT BEGINNING OF YEAR                                                                        1,756,294        1,207,323
                                                                                                 ----------       ----------
CASH AT JUNE 30                                                                            $       988,222  $       753,264
                                                                                                 ==========       ==========
SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                                                          $       108,137  $         6,741
                                                                                                 ==========       ==========
    Income taxes paid (refunded)                                                           $      (109,639) $        39,660
                                                                                                 ==========       ==========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

                             JUNE 30, 1998


EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted SFAS No. 128 (Statement 128), Earnings per Share. Statement 128 replaces the presentation of primary earnings per share (EPS) with the presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Statement 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. The Company adopted Statement 128 in December 1997.

The following table provides a reconciliation between basic and diluted earnings per share:

<CAPTION
                                                            Weighted
                                                             average
                                                           common shares
                                                            outstanding
                                                           and dilutive       Per
                                                Net         potential        share
                                               income      common shares     amount
                                             ---------     -------------     ------
Six Months ended June 30, 1998:
    Basic earnings per share             $     69,504         4,491,847    $  0.02
    Effect of dilutive stock
         options                                    0            13,940       0
                                             ---------     -------------     ------
    Diluted earnings per share           $     69,504         4,505,787    $  0.02
                                             =========     =============     ======
Six Months ended June 30, 1997:
    Basic earnings per share             $    302,978         4,454,477    $  0.07
    Effect of dilutive stock
         options                                    0            49,037       0
                                             ---------     -------------     ------
    Diluted earnings per share           $    302,978         4,503,514    $  0.07
                                             =========     =============     ======

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED
                              (Continued)


LEASES

The Company entered into a new office lease with an effective date of September 1, 1998.

The following is a schedule of future minimum lease payments required under long-term noncancelable operating leases:

                     YEARS ENDING            FUTURE MINIMUM
                     DECEMBER 31,            LEASE PAYMENTS
                     ------------            --------------
                        1998                   $     45,437
                        1999                        136,310
                        2000                        136,310
                        2001                        136,310
                        2002                        136,310
                      Thereafter                    595,723
                                               ------------
                                               $  1,186,400
                                               ============


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

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS), was issued by the Financial Accounting Standard Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company will adopt SFAS 133 beginning in calendar year 2000. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

YEAR 2000

The Company has conducted a review of its computer software to identify the systems that could be affected by the "year 2000" issue. The year 2000 issue results from computer programs being written using two digits (rather than four) to define the applicable year. As a result, certain of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This calculation could result in a major system failure or miscalculations.

In connection with its assessment of year 2000 compliance, the Company has reviewed its business application software and is not aware of any matters at this time that would result in material adverse

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED
                              (Continued)

consequences to the Company. The Company is implementing procedures to confirm year 2000 compliance with all third parties with which it has material relationships.

As of June 30, 1998, the Company has incurred minimal costs in connection with year 2000 compliance, and intends to complete its year 2000 compliance projects by July 1999.

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


FINANCIAL CONDITION

At June 30, 1998, the Company's working capital (current assets less current liabilities) was $1,350,528, representing a decrease of $274,805 as compared with working capital of $1,625,333 at December 31, 1997. Pursuant to the rules of the full cost method of accounting for oil and gas properties, $976,779 and $992,293 of lease acquisition costs associated with the Company's oil and gas prospect generation activities, which costs the Company expects to recover in 1998 through sale of prospects, are excluded from working capital at June 30, 1998 and December 31, 1997, respectively.

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. On September 1, 1997, the borrowing base was adjusted to $900,000, reducing by $90,000 per month beginning October 1, 1997, and is currently being redetermined. The borrowing base and reducing amount are redetermined semi-annually. The maturity date is January 14, 2000, when the then outstanding principal balance, if any, is due and payable. The current outstanding balance under the credit facility is $10,000.

Offshore activity in the vicinity of the Blue Dolphin Pipeline System remains active. In February 1998, an existing producer / shipper completed a new well. Additional throughput from this well resulted in a 17% increase in daily gas volumes transported in the first half 1998 compared to the first half 1997. A new producer / shipper has recently committed to transport its production through the Blue Dolphin Pipeline. Production from this discovery is expected to commence in September 1998.

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
	CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

The Minerals Management Service conducts an annual inspection of the Buccaneer Field production platforms and facilities. As a result, the MMS is requiring the Company to remove an inactive satellite platform. Removal of the satellite platform and site clearance is expected to take place in the second half of 1998, at an estimated cost of approximately $231,000.

In July 1998, the Company re-negotiated the terms of its supplemental surety bonds that provide for certain of its estimated future abandonment obligations associated with the Buccaneer Field. The supplemental surety bonds total $1,300,000. The previous terms required the escrowing of $10,000 per month until the bonds were fully funded. Under the new terms, the Company is no longer required to escrow funds. In July 1998, approximately $593,000 of escrowed funds were released to the Company.

The Company currently holds interests in two lease blocks prospective for oil and gas in the High Island Area of the Gulf of Mexico. The lease blocks were acquired in January 1996. Approximately $825,000 was invested to acquire the two leases, in addition to approximately $86,000 for lease rentals and $65,000 associated with technical development of the prospects. A 43.75% interest in each of these prospective lease blocks has been sold. Efforts to sell the remaining 56.25% interest in each lease block are ongoing. An exploratory well is currently being drilled on a third lease block that the Company sold in July 1997.

In September 1997, the Company entered into an agreement with industry participants, whereby in exchange for certain participation rights, these companies partially funded the costs associated with the Company's 1997/1998 offshore prospect generation program. The remaining program costs are reimbursed to the Company as prospects are developed and leases acquired. The program focus area includes approximately 2,000,000 acres in Federal waters in the western Gulf of Mexico covered by 3-D seismic data. The Company had previously entered into a multi-year 3-D seismic data acquisition and licensing agreement, whereby a minimum of $1,500,000 has been committed over a 5 year period to acquire 3-D seismic data. Under the agreement the Company has access to over 2,000,000 acres of 3-D seismic data, primarily in the western Gulf of Mexico, and over 200,000 line miles of close grid 2-D seismic data. Additionally, in March 1998, the program participants agreed to expand the program area with a focus in Texas State waters along the Gulf Coast. The participants reimbursed the Company upfront for additional 3-D seismic costs. The federal lease sale for the primary program focus area is August 26, 1998, and the state lease sale for the expanded focus area is October 6, 1998. Following these lease sales the initial program with these partners will terminate.

In order to enhance the productivity of the prospect generation program, the Company is transitioning from use of consulting geologists and geophysicists to a 100% in house effort. A highly experienced team of geologists and geophysicists with state of the art work stations is now being assembled. Additionally, funding is being sought which would permit the Company to directly participate as a working interest owner in and be designated operator for prospects generated. The Company believes the necessary funding can be in place by year end. The Company currently is also seeking participants for available interests in its 1998/1999 program.

In the first quarter 1998, the Company drilled an unsuccessful well on its Embar Field acreage in west Texas. The Company has terminated the farmin and lease option agreement covering the acreage following

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

reevaluation of the risks of future drilling in light of the outcome of the initial well. Drilling and workover costs incurred to the Company's interest were approximately $275,000.

Development of the Petroport deepwater terminal and offshore storage facility continues to proceed as anticipated. The conceptual design, engineering and costing study, and facility commercial evaluation are in progress and are expected to be completed in the third quarter 1998.

The facility design, engineering and costing study is based on the premise that the Petroport primary facility would be a major factor in the western Gulf of Mexico infrastructure for receipt (by both vessel and pipeline), storage (both short and long-term), and delivery to shore for: (1) long and intermediate-haul imported crude oil deliveries from the Middle East and Atlantic Basin, (2) short-haul Caribbean Basin deliveries, and (3) oil and condensate produced on the U.S. Outer Continental Shelf. The commercial evaluation encompasses both current conditions and conditions expected to prevail through the year 2020.

In addition to the Company's successful efforts addressing the impact of the Oil Pollution Act of 1990 on the proposed facility, and passage of the Deepwater Port Modernization Act in 1996, the Company is working with the U.S. Coast Guard and others to revise the regulations, through a "rule-making" process, to implement the Deepwater Port Modernization Act.

The Company expects to submit the Petroport deepwater port license application and associated permit requests in 1999, with operations expected to commence in the year 2002.

In general, the Company believes that it has or can obtain adequate capital resources and liquidity to continue to finance and otherwise meet its anticipated business requirements. The availability of capital resources may, however, affect the Company's timing for major pipeline acquisitions, further development of the Buccaneer Field, growth in oil and gas prospect generation activities and the Petroport project.

RESULTS OF OPERATIONS

The Company reported net income for the six months ended June 30, 1998, ("current period") of $69,504, compared to net income of $302,978 reported for the first half 1997 ("previous period").

REVENUES:

Revenues for the current period decreased by $429,429 or 18% to $1,938,088 compared to revenues of $2,367,517 reported for the previous period.

First half 1998 revenues from pipeline operations decreased by $394,497 or 20% from the previous period due to a decrease in oil transportation revenues of $674,203, primarily due to the loss of a producer/shipper in October 1997. The decrease in oil transportation revenues was offset in part by an increase in gas transportation revenues of $279,706, due to new wells tied into the pipeline system during 1997 and 1998.

Revenues from oil and gas sales, and operating fees for the current period decreased by $34,932 from those of the previous period. Oil

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
                              (Continued)


and gas sales, and operating fees declined $14,112 and $20,820, respectively, due primarily to normal production declines.

COSTS AND EXPENSES:

First half 1998 pipeline operating expenses decreased $23,739 or 6% from those of the previous period. The decrease is due to cost reductions associated with decreased oil volumes transported in the current period.

First half 1998 lease operating expenses decreased $28,562 or 9% from those of the previous period. The decrease is due primarily to lower insurance costs.

Repair and maintenance costs for the current period decreased by $61,507 due primarily to nonrecurring repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $65,000 incurred in the previous period.

General and administrative expenses for the current period increased $54,241, or 8% from the previous period principally due to an increase in staff costs and consulting fees associated with potential asset acquisitions of approximately $45,000.

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

                                   By:  BLUE DOLPHIN ENERGY COMPANY



Date:      08/14/98		   /s/ Michael J. Jacobson
                                   Michael J. Jacobson
                                   President and Chief Executive Officer



                                   /s/ G. Brian Lloyd
                                   G. Brian Lloyd
                                   Vice President, Treasurer