Form 10-Q
period 1998-09-30
BLUE DOLPHIN ENERGY CO
filed 1998-11-10
CIK 793306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:	     SEPTEMBER 30, 1998

                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ..................to...................


Commission File Number:	      0-15905


                      BLUE DOLPHIN ENERGY COMPANY
         (Exact name of registrant as specified in its charter)

             DELAWARE			        73-1268729
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

             801 TRAVIS, SUITE 2100, HOUSTON, TEXAS  77002
	(Address of principal executive offices)	(Zip Code)

                             (713)227-7660
          (Registrant's telephone number, including area code)

        ELEVEN GREENWAY PLAZA, SUITE 1606, HOUSTON, TEXAS 77046
 (Former name, former address and former fiscal year, if changed since last report.)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            	YES   X    NO

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
4,491,847 shares $.01 par value outstanding at October 30, 1998

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

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,           December 31,
                                                                                 1998                   1997
                                                                            --------------          -------------
                                                                              (Unaudited)
                           ASSETS
Current Assets:
   Cash                                                               $         380,542          $   1,756,294
   Trade accounts receivable                                                  1,021,557                861,740
   Crude oil inventory                                                           18,335                  7,570
   Prepaid expenses                                                             118,387                 87,268
                                                                      ------------------         --------------
                         Total Current Assets                                 1,538,821              2,712,872


Property and Equipment, at cost, using full cost
    method for oil and gas properties.  Includes $976,779 and
    $992,293 of leases held for sale at September 30, 1998
    and December 31, 1997, respectively                                      24,868,198             23,811,679

    Accumulated depletion, depreciation and amortization                     (5,074,758)            (4,841,211)
                                                                      ------------------         --------------
                                                                             19,793,440             18,970,468

Land                                                                          1,133,333              1,133,333
Acquisition and Development Costs - Petroport                                 1,458,791                766,485
Other Assets                                                                  1,119,266              1,344,105
                                                                      ------------------         --------------
                                        Total Assets                  $      25,043,651          $  24,927,263
                                                                      ==================         ==============
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                              $         731,372          $     700,315
   Accrued interest payable                                                      52,683                105,957
   Current portion of accrued abandonment costs                                 231,000                231,000
   Accrued income taxes payable                                                  86,225                 50,267
                                                                      ------------------         --------------
                                 Total Current Liabilities                    1,101,280              1,087,539

Long-Term Debt, less current portion                                          2,060,600              2,060,600

Accrued Abandonment Costs, less current portion                                  94,172                 51,876

Deferred Income Taxes                                                         1,114,976              1,103,921

Common Stock                                                                     44,918                 44,918
Additional Paid-in Capital                                                   17,665,323             17,669,515
Accumulated Earnings since January 1, 1990                                    2,962,382              2,908,894
                                                                      ------------------         --------------
                                   Total Liabilities and
                                    Stockholders' Equity              $      25,043,651          $  24,927,263
                                                                      ==================         ==============

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                 Three Months
                                                              Ended September 30,
                                                             1998              1997
                                                            ------            ------
Revenue from operations:
    Pipeline operations                             $         666,612       $   1,255,628
    Oil and gas sales and operating fees                      191,389             185,961
                                                        --------------      --------------
                    REVENUE FROM OPERATIONS                   858,001           1,441,589

Cost of operations:
    Pipeline operating expenses                               197,969             188,220
    Lease operating expenses                                  141,631             162,183
    Repair and maintenance costs                               35,559              91,889
    Depletion, depreciation, and amortization                 100,506              90,107
                                                        --------------      --------------
                    COST OF OPERATIONS                        475,665             532,399
                                                        ==============      ==============
                    INCOME FROM OPERATIONS                    382,336             909,190

Other income (expense):
    General and administrative                               (367,590)           (316,004)
    Interest expense                                          (53,475)            (54,801)
    Interest and other income                                  23,763              28,283
                                                        --------------      --------------
            INCOME (LOSS)  BEFORE INCOME TAXES                (14,966)            566,668

            Provision for income taxes                         (1,050)           (202,666)
                                                        --------------      --------------
NET INCOME (LOSS)                                       $     (16,016)      $     364,002
                                                        ==============      ==============
Earnings per share:
    Basic                                               $           0       $        0.08
                                                        ==============      ==============
    Diluted                                             $           0       $        0.08
                                                        ==============      ==============

Weighted average number of common shares outstanding
     and dilutive potential common shares:
    Basic                                                   4,491,847           4,459,167
                                                        ==============      ==============
    Diluted                                                 4,499,284           4,523,378
                                                        ==============      ==============

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                              Nine Months
                                                                           Ended September 30,
                                                                       1998                  1997
                                                                    ----------           ----------
Revenue from operations:
    Pipeline operations                                          $   2,204,808        $   3,188,320
    Oil and gas sales and operating fees                               591,283              620,786
                                                                 --------------       --------------
                    REVENUE FROM OPERATIONS                          2,796,091            3,809,106

Cost of operations:
    Pipeline operating expenses                                        592,532              606,523
    Lease operating expenses                                           437,591              486,704
    Repair and maintenance costs                                       192,971              310,808
    Depletion, depreciation, and amortization                          297,761              276,784
                                                                  -------------       --------------
                    COST OF OPERATIONS                               1,520,855            1,680,819
                                                                  -------------       --------------
                    INCOME FROM OPERATIONS                           1,275,236            2,128,287

Other income (expense):
    General and administrative                                      (1,089,590)            (983,763)
    Interest expense                                                  (159,589)            (165,731)
    Interest and other income                                           90,386               76,601
                                                                 --------------       --------------
                    INCOME BEFORE INCOME TAXES                         116,443            1,055,394

                    Provision for income taxes                         (62,955)            (388,414)
                                                                 --------------       --------------
NET INCOME                                                       $      53,488        $     666,980
                                                                 ==============       ==============
Earnings per share:
    Basic                                                        $        0.01        $        0.15
                                                                 ==============       ==============
    Diluted                                                      $        0.01        $        0.15
                                                                 ==============       ==============
Weighted average number of common shares outstanding
      and dilutive potential common shares:
    Basic                                                            4,491,847            4,456,075
                                                                 ==============       ==============
    Diluted                                                          4,503,619            4,510,170
                                                                 ==============       ==============

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                      Nine Months
                                                                                                   Ended September 30,
                                                                                                1998                 1997
                                                                                             -----------         ----------
OPERATING ACTIVITIES
    Net income                                                                            $      53,488       $     666,980
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization                                         297,761             276,784
               Deferred income taxes                                                             11,055             342,596
               Changes in operating assets and liabilities:
                    (Increase) in trade accounts receivable                                    (159,817)           (394,035)
                    (Increase) in crude oil inventory and prepaid expenses                      (41,884)            (19,211)
                    Increase (Decrease) in accounts payable and
                           other current liabilities                                             13,739            (292,717)
                                                                                          --------------      --------------
                                          NET CASH PROVIDED BY
                                          OPERATING ACTIVITIES                                  174,342             580,397

INVESTING ACTIVITIES
    Oil and gas prospect generation costs                                                      (659,503)           (518,111)
    Proceeds from sales of oil and gas prospects                                                      0           1,018,289
    Purchases of property and equipment                                                        (317,179)           (208,158)
    Development costs - Petroport                                                              (701,441)            (50,311)
    Increase in other assets                                                                    (11,359)                  0
    Funds escrowed for abandonment costs                                                       (357,632)           (339,999)
    Reduction of escrowed abandonment fund                                                      593,830                   0
    Abandonment of oil and gas properties                                                             0            (569,147)
    Exploration and development costs                                                           (92,618)            (10,627)
                                                                                          --------------      --------------
                        NET CASH (USED IN)
                        INVESTING ACTIVITIES                                                 (1,545,902)           (678,064)

FINANCING ACTIVITIES
    Net proceeds from the exercise of stock options and other                                    (4,192)             13,126
                                                                                          --------------      --------------
                                          NET CASH PROVIDED BY (USED IN)
                                          FINANCING ACTIVITIES                                   (4,192)             13,126

                                          (DECREASE) IN CASH                                 (1,375,752)            (84,541)

CASH AT BEGINNING OF YEAR                                                                     1,756,294           1,207,323
                                                                                          --------------      --------------
CASH AT SEPTEMBER 30                                                                      $     380,542       $   1,122,782
                                                                                          ==============      ==============
SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                                                         $     212,497       $     110,470
                                                                                          ==============      ==============
    Income taxes paid                                                                     $    (109,639)      $      39,600
                                                                                          ==============      ==============

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

                           SEPTEMBER 30, 1998


EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with the presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS No. 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.

The following table provides a reconciliation between basic and diluted earnings per share:

                                            Weighted
                                             average
                                         common shares
                                          outstanding
                                          and dilutive         Per
                            Net            potential          share
                           income        common shares        amount
                          --------      ---------------      --------
Nine Months ended
September 30, 1998:
 Basic earnings         $   53,488         4,491,847          $  0.01
 Effect of dilutive
    stock options                             11,772
                        ----------         ----------         --------
 Diluted earnings       $   53,488         4,503,619          $  0.01
                        ==========         ==========         ========
Nine Months ended
September 30, 1997:
 Basic Earnings         $  666,980         4,456,075          $  0.15
 Effect of dilutive
   stock options                              54,095
                        ----------         ----------         --------
                        $  666,980         4,510,170          $  0.15
                        ==========         =========          ========

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

        FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED
                              (Continued)

LEASES

The Company entered into a new office lease with an effective date of September 1, 1998.

The following is a schedule of future minimum lease payments required under long-term noncancelable operating leases:

                YEARS ENDING            FUTURE MINIMUM
                DECEMBER 31,            LEASE PAYMENTS
                ------------            --------------
                   1998                  $     34,077
                   1999                       136,310
                   2000                       136,310
                   2001                       136,310
                   2002                       136,310
                Thereafter                    595,723
                                        --------------
                                         $  1,175,040
                                        ==============

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components. Adoption by the Company of SFAS No. 130 effective January 1, 1998, has had no impact to the Company's financial statements presented herein.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company will adopt SFAS No. 133 beginning in calendar year 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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


FINANCIAL CONDITION

At September 30, 1998, the Company's working capital (current assets less current liabilities) was $437,541, representing a decrease of $1,187,792 as compared with working capital of $1,625,333 at December 31, 1997. The decrease in working capital is attributable to planned investments in longer term, high potential programs. Approximately $700,000 was invested in the Petroport project and $650,000 to generate oil & gas prospects. Pursuant to the rules of the full cost method of accounting for oil and gas properties, $976,779 and $992,293 of lease acquisition costs associated with the Company's oil and gas prospect generation activities, which costs the Company expects to recover in 1998 or early 1999 through sale of prospects, are excluded from working capital at September 30, 1998 and December 31, 1997, respectively.

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. On August 1, 1998, the borrowing base was adjusted to $1,040,000, reducing by $60,000 per month beginning September 1, 1998. The borrowing base and reducing amount are redetermined semi-annually. The maturity date is January 14, 2000, when the then outstanding principal balance, if any, is due and payable. The current outstanding balance under the credit facility is $10,000.

In July 1998, the Company renegotiated the terms of its supplemental surety bonds that provide for certain of the estimated future abandonment obligations associated with the Buccaneer Field. The supplemental surety bonds total $1,300,000. The previous terms required the escrowing of $10,000 per month until the bonds were fully funded. Under the new terms, the Company is no longer required to escrow funds. In July 1998, approximately $593,000 of escrowed funds were released to the Company.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
                              (Continued)


Offshore activity in the vicinity of the Blue Dolphin Pipeline
System remains active. In February 1998, an existing producer / shipper completed a new well. In October
1998, a new field discovery was tied into the system.

The Company has entered into a purchase agreement with a Texas based company to acquire a Gulf Coast pipeline system which totals approximately 75 miles of pipeline of several sizes. The purchase agreement provides for certain preconditions being met to the satisfaction of the Company. The purchase is expected to close in the first quarter of 1999.

Future utilization of the Company's pipelines and related facilities will depend upon the success of drilling programs in the pipeline corridors, and attraction and retention of producer
/ shippers to the systems.

The Company will remove an inactive satellite platform and perform required site clearance in its' Buccaneer Field during the fourth quarter of 1998, at an estimated cost of approximately
$231,000.

In September 1997, the Company entered into an agreement with industry participants, whereby in exchange for certain participation rights, these companies partially funded the costs associated with the Company's 1997/1998 offshore prospect generation program. The remaining program costs are reimbursed to the Company as prospects are developed and leases acquired. The program focus area includes approximately 2,000,000 acres in Federal waters in the western Gulf of Mexico covered by 3-D seismic data. The Company had previously entered into a multi-year 3-D seismic data acquisition and licensing agreement, whereby a minimum of $1,500,000 has been committed over a 5 year period to acquire 3-D seismic data. Under the agreement the Company has access to over 2,000,000 acres of 3-D seismic data, primarily in the western Gulf of Mexico, and over 200,000 line miles of close grid 2-D seismic data. Additionally, in March 1998, the program participants agreed to expand the program area with a focus in Texas State waters along the Gulf Coast. The participants reimbursed the Company upfront for additional 3-D seismic costs. The initial program with these partners has terminated. At the August 26, 1998 western Gulf of Mexico federal lease sale, the participants submitted a successful bid on a lease block. In addition, the Company, along with certain of the participants, submitted bids on two additional lease blocks, one of which has been awarded. The bid on the remaining lease block is currently being evaluated by the Minerals Management Service. A decision is expected within 90 days. The Company's participation in the above two lease blocks is 30%. Acquisition costs, to the Company's interest, are $60,048 for the lease awarded and $49,248 for the pending lease.

The Company currently holds interests in two lease blocks prospective for oil and gas in the High Island Area of the Gulf of Mexico. The lease blocks were acquired in January 1996. Approximately $825,000 was invested to acquire the two leases, in addition to approximately $86,000 for lease rentals and $65,000 associated with technical development of the prospects. A 43.75% interest in each of these prospective lease blocks has been sold. Efforts to sell the remaining 56.25% interest in each lease block are ongoing. An exploratory well was drilled in August 1998 on a lease block that the Company sold in July 1997. The well was dry and has been plugged and abandoned. Another prospect on this lease is currently being evaluated.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

In order to enhance the productivity of the prospect generation program, the Company has transitioned from use of consulting geologists and geophysicists to a 100% in house effort. A highly experienced team of geologists and geophysicists, utilizing state of the art work stations, has been assembled. The Company currently is also seeking participants for available interests in its 1998/1999 program. Additionally, funding is being sought which would permit the Company to directly participate as a working interest owner in and be designated operator for prospects generated. The Company believes the necessary funding can be in place by year end.

In the first quarter 1998, the Company drilled an unsuccessful well on its Embar Field acreage in west Texas. The Company has terminated the farmin and lease option agreement covering the acreage following reevaluation of the risks of future drilling in light of the outcome of the initial well. Drilling and workover costs incurred to the Company's interest were approximately $275,000.

Development of the Petroport deepwater terminal and offshore storage facility continues to proceed as anticipated. The design, engineering, costing and overall facility commercial evaluation have been completed, with favorable results. Discussions have commenced with prospective partners who would participate in taking the project forward.

The facility has been designed by engineering firms retained by the Company, and will be located 45 miles off the Texas coast in approximately 120 feet of water. The design incorporates subsea salt caverns for the storage of crude oil and refined products, and three single point mooring buoys to enable offloading of two vessels simultaneously. The design capacity of the facility will be 1.25 million barrels per day. Crude will be delivered by pipeline to shore, with access to the major Texas and Mid-Continent refining centers.

Petroport will offer an efficient and cost effective alternative for receipt of imported crude oil. The Company believes Petroport's commercial success will be driven primarily by economies of scale derived from use of larger fully loaded tankers discharging short haul cargoes from Venezuela and Mexico into Petroport, and efficiencies gained by supertankers discharging intermediate and long haul West African North Sea, and Persian Gulf crudes directly into Petroport versus current
use of lightering operations.   Petroport will also be available
to serve producers of deepwater discoveries in the western Gulf of Mexico.

Petroport's future business environment is expected to be characterized by a continuing significant requirement by refiners for imports, with use of short haul crudes as the dominant source
of foreign supply to Texas Gulf coast refineries.   Oil
transportation savings afforded by Petroport, combined with the Texas Gulf coast market demand for imported crude will, the Company believes, provide a sound and strong outlook for Petroport.

Cost of the offshore terminal and its onshore support facilities is estimated to be $527 million. The Company expects to submit the Petroport deepwater port license application and associated permit requests in 1999, with operations planned to commence in the year 2002.


The Company has conducted a review of its computer software to

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

As of September 30, 1998, the Company has incurred minimal costs in connection with Year 2000 compliance, and intends to complete its Year 2000 compliance projects by July 1999.

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


RESULTS OF OPERATIONS

The Company reported net income for the nine months ended
September 30, 1998, ("current period") of $53,488, compared to net income of $666,980 reported for the nine months ended
September 30, 1997 ("previous period").

REVENUES:

Revenues for the current period decreased by $1,013,016 or 27% to $2,796,090 compared to revenues of $3,809,106 reported for the previous period.

Revenues from pipeline operations decreased by $983,512 or 31% from the previous period due to a decrease in oil transportation revenues of $1,045,966, primarily due to the loss of a producer/shipper in October 1997. The decrease in oil transportation revenues was offset in part by an increase in gas transportation revenues of $62,454, due to new wells tied into the pipeline system during 1997 and 1998.

Revenues from oil and gas sales, and operating fees for the current period decreased by $29,503 from those of the previous period. Operating fees declined $32,985, due to normal production declines.

COSTS AND EXPENSES:

Current period lease operating expenses decreased $49,113 or 10% from those of the previous period. The decrease is due primarily to lower insurance costs.

              BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

Repair and maintenance costs for the current period decreased by $117,837, due in part to nonrecurring repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $65,000, incurred in the previous period.

General and administrative expenses for the current period increased $105,827 or 11% from the previous period, principally due to an increase in staff costs and consulting fees of approximately $100,908, associated with potential asset acquisitions.

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

                                        By:  BLUE DOLPHIN ENERGY COMPANY



Date:      11/6/98		        /s/ Michael J. Jacobson
                                        Michael J. Jacobson
                                        President and Chief Executive Officer




                                        /s/ G. Brian Lloyd
                                        G. Brian Lloyd
                                        Vice President, Treasurer