Form 10-K405
period 1998-12-31
BLUE DOLPHIN ENERGY CO
filed 1999-03-31
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [X]      Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities Act of 1934

                 For the fiscal year ended December 31, 1998

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

                 801 Travis, Suite 2100, Houston, Texas 77002 (Address of
                   principal executive office) (Zip Code)

      Registrant's telephone number, including area code: (713) 227-7660

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         The aggregate market value (estimated solely for purposes of this calculation) of the voting stock held by non-affiliates of the registrant as of March 2, 1999, was approximately $11,419,230.

         As of March 2, 1999, there were outstanding 4,504,627 shares of Common Stock, par value $.01 per share, of the registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders of the registrant (Sections entitled "Ownership of Securities of the Company", "Election of Directors", "Executive Compensation" and "Transactions With Related Persons"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference in
Part III of this report.

                                    PART I

ITEM 1.  BUSINESS
                                 THE COMPANY

     Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin" or the "Company") is engaged in the gathering and transportation of natural gas and condensate, exploration and acquisition of oil and gas properties, and development of an offshore terminal and storage facility to handle crude oil and refined products. The Company's primary business activities are located offshore in the Gulf of Mexico and along the Texas Gulf Coast. The Company was incorporated in 1986 as the result of the corporate combination of ZIM Energy Corporation ("ZIM"), a Texas corporation founded in 1983, and Petra Resources, Inc., an Oklahoma corporation formed in 1980 ("Petra"). The Company succeeded to the business, properties and assets of ZIM and Petra. In June 1987, the Company changed its name from ZIM Energy Corp. to Mustang Resources Corp. In January 1990, the Company's name was changed to Blue Dolphin Energy Company.

     The Company is a holding company that conducts substantially all of its operations through its subsidiaries. The Company's principal assets are owned and operations conducted by its subsidiaries, Blue Dolphin Exploration Company ("BDEX"), a Delaware corporation, Mission Energy, Inc., a Delaware corporation d/b/a MEI Mission Energy, Inc. ("MEI"), Blue Dolphin Pipe Line Company ("BDPC"), a Delaware corporation, Buccaneer Pipe Line Co. ("BPC"), a Texas corporation, Blue Dolphin Services Co., a Texas corporation, Petroport, Inc.("Petroport"), a Delaware corporation, Black Marlin Energy Company, a Delaware corporation and Black Marlin Pipeline Company ("BMPC"), a Texas Corporation.

     The principal executive office of the Company is located at 801 Travis, Suite 2100, Houston, Texas, 77002, telephone number (713) 227-7660. Shore base facilities are maintained in Freeport and Texas City, Texas serving Gulf of Mexico operations. The Company has 20 full-time employees. The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the trading symbol "BDCO". The Company's home page address on the world wide web is http://www.blue-dolphin.com.

     Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "plan," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, prices of crude oil and natural gas, regulatory changes, general economic conditions, interest rates, competition, and other factors discussed below. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of

Operations" in this report, as well as the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

                             BUSINESS AND PROPERTIES

     The Company conducts its business activities in three primary business segments: (i) pipeline operations, (ii) oil and gas exploration and production, and (iii) development of offshore terminaling and storage for crude oil and refined products. The Company owns and operates, through its subsidiaries, natural gas and condensate pipeline gathering facilities. The Company's oil and gas exploration and production activities include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. The Company also develops for sale to third parties, oil and gas exploration prospects in the Gulf of Mexico. See Note 12 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in
Item 8 and incorporated herein by reference for information relating to revenues, operating profit or loss and identifiable assets of the Company's business segments. The Company has exclusive rights to certain proprietary technology represented by patents issued and or pending, associated with the development and operation of a deepwater crude oil and products terminal and offshore storage facility.


PIPELINE OPERATIONS AND ACTIVITIES

     The Company's pipeline assets are held and operations conducted by BDPC, MEI, BPC, and BMPC all wholly owned subsidiaries of the Company.

     On March 1, 1999 the Company acquired Black Marlin Pipeline Company from Enron Pipeline Company ("Enron"), for $5,404,270 cash. Black Marlin Pipeline Company is the owner of the 75 mile Black Marlin Pipeline System, as defined below. This acquisition was funded by selling a one-sixth (1/6) undivided interest in the Company's Blue Dolphin Pipeline System, the Black Marlin Pipeline System and the Omega Pipeline to WBI Southern, Inc. ("WBI") for $3,713,000 and selling a one-third (1/3) undivided interest in the Black Marlin Pipeline System to MCNIC Pipeline Processing Company ("MCNIC") for $1,801,423. MCNIC owns a one-third (1/3) undivided interest in the Blue Dolphin Pipeline System.

     The Company owns a 50% undivided interest (subsequent to the above mentioned transaction) in the Blue Dolphin Pipeline System (the "Blue Dolphin System") and the Black Marlin Pipeline System (the "Black Marlin System"). The Blue Dolphin System includes the Blue Dolphin Pipeline, Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 barrels ("Bbls") of above-ground tankage for storage of condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and on which are located the pipeline system shore facilities, pipeline easements and rights-of-way.

     The Blue Dolphin System gathers and transports natural gas and condensate from the Buccaneer Field and other offshore fields in the area to shore facilities located in Freeport, Texas. After processing, the gas is transported to an end user and a major intrastate pipeline system with further downstream tie-ins to other intrastate and interstate pipeline systems and end-users. The Buccaneer Pipeline, an 8" condensate pipeline, transports condensate from the storage tanks to the Company's barge loading terminal on the Intracoastal Waterway near Freeport, Texas for sale to third parties.

     The Blue Dolphin Pipeline consists of two separate segments. The offshore segment transports both natural gas and condensate and is comprised of approximately 36 miles of 20-inch pipeline from the Buccaneer Field platforms to shore and 4 miles to the shore facility at Freeport, Texas. Additionally, the offshore segment includes five field gathering lines totalling 37.5 miles, connected to the main 20-inch line. The field gathering lines were acquired in the last four years. Addition of these field gathering lines expand the System's market penetration. The System's onshore segment consists of approximately 2 miles of 16-inch pipeline for transportation of natural gas from the shore facility to a sales point at a Freeport, Texas chemical plants' complex and intrastate pipeline system tie-in.

     Various fees are charged to producer/shippers for provision of transportation and shore facility services. Blue Dolphin System throughput averaged approximately 43% of capacity during 1998. Current System capacity is approximately 160 million cubic feet ("MMcf") per day of gas and 7,000 Bbls per day of condensate. During 1998, 99% of gas volumes transported and 99.4% of condensate volumes transported were attributable to production from third party producer/shippers. See Note 12 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

     The Black Marlin System includes the Black Marlin Pipeline, onshore facilities for condensate and gas separation and dehydration, 3,000 Bbls of above ground tankage for storage of condensate, a truck loading facility for oil and condensate, and 5 acres of land in Galveston County, Texas where the Black Marlin Pipeline comes ashore and on which are located the pipeline system's shore facilities.

     BMPC is classified as a "natural gas company" pursuant to the Natural Gas Act of 1938 ("NGA") and the Black Marlin Pipeline is classified as an "interstate pipeline" pursuant to the Natural Gas Policy Act of 1978 ("NGPA") and thus subject to the Federal Energy Regulatory Commission ("FERC") regulation. Gas and condensate from various producer/shippers in the High Island and Galveston Areas of the Gulf of Mexico are gathered and transported through the Black Marlin Pipeline to its shore facilities. After separation and dehydration, gas is transported to an industrial end-user or to either of two major intrastate pipeline systems with further downstream tie-ins to other intrastate and interstate pipeline systems and end-users. Condensate is either delivered to a liquids pipeline or transported by truck.

     The Black Marlin Pipeline consists of two segments. The offshore segment transports natural gas and condensate and is comprised of approximately 67 miles of 16-inch pipeline from a High Island Block 136 platform including an extension from a platform in High Island Block A-6 to an interconnection in High Island Block 137, extending across Galveston Bay to the onshore facilities at Texas City, Texas. The offshore segment also includes approximately 7 miles of 8-inch pipeline from a platform in High Island Block 199 to an interconnection to the main line High Island Block 171. The onshore segment consists of approximately 2 miles of 16-inch pipeline from the shore facilities to various end users and pipeline system tie-ins.

     The Company also holds a five-sixths (5/6) undivided interest in the currently inactive Omega Pipeline, WBI holds the other one-sixth (1/6) interest. The Omega Pipeline is located in West Cameron Block 342 extending to High Island, East Addition Block A-173, where it was previously connected to the High Island Offshore System ("HIOS"). It could either be reconnected to HIOS, or a lateral pipeline could be constructed connecting into the Black Marlin Pipeline approximately 14 miles to the west. Utilization of the Omega Pipeline is dependent upon drilling activity around it and successfully attracting such discoveries to the system.

     The economic return to the Company on its pipeline system investments are solely dependent upon the amounts of gas and condensate gathered and transported through the pipeline systems. Competition for provision of gathering and transportation services, similar to those provided by the Company, is intense in the market areas served by the Company. See Competition, Markets and Regulation
- Competition below. Since contracts for provision of such services between the Company and third party producer/shippers are generally for a specified time period, there can be no assurance that current or future producer/shippers will not subsequently tie-in to alternative transportation systems or that current rates charged by the Company will be maintained in the future.

     The Company actively markets gathering and transportation services to prospective third party producer/shippers in the vicinity of its pipeline systems. Future utilization of the pipelines and related facilities will depend upon the success of drilling programs around the pipelines, and attraction, and retention, of producer/shippers to the systems.


OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

     The Company's oil and gas assets are held, and operations conducted by, BDEX, a wholly-owned subsidiary.

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

     The Company owns a 100% working interest in the Buccaneer Field (81.33% net revenue interest). The Buccaneer Field leasehold interests represent 100% of the discounted present value of estimated future net revenues from Proved Reserves of the Company as of December 31, 1998. Production from the Buccaneer Field accounted for 100% of the total revenues from oil and gas sales of the Company for the years ended December 31, 1998, 1997 and 1996.
See "Proved Oil and Gas Reserves" below.

     Buccaneer Field condensate and natural gas production is delivered to the Blue Dolphin System, which transports the production along with production of third parties to shore.

     Natural gas produced from the Buccaneer Field is sold under a gas purchase contract dated May 1, 1991, with an initial three year term and extensions thereafter. Currently, the contract has been extended through September 1999 at a fixed monthly price of $2.08/MMBtu, which price has been received since October 1997. Buccaneer Field gas sales represented 95% of oil and gas sales revenues and 11% of total revenues of the Company for the year ended December 31, 1998.

     Buccaneer Field condensate sales are based on spot market monthly average prices. Sale of condensate from the Buccaneer Field represented 5% of oil and gas sales revenues and 0.6% of total revenues of the Company for the year ended December 31, 1998.

     The U. S. Department of the Interior, Minerals Management Service ("MMS") requires that security is provided for the estimated future abandonment obligations associated with the Buccaneer Field. BDEX provides the MMS surety bonds in the amount of $1,300,000. Additionally, a sinking fund is provided wherein $250,000 annually is set aside until a total of approximately $2,400,000 has been accumulated to meet end of lease abandonment and site clearance obligations. As of December 31, 1998, the sinking fund totalled approximately $1,117,500. The Company estimates the remaining life of its major Buccaneer Field facilities to be in excess of ten years.

     In addition to conducting traditional oil and gas production operations for itself, the Company operates and maintains oil and gas production facilities for third party producers who also utilize the Blue Dolphin System for gathering and transportation of their production. Currently, such contract operation and maintenance services are provided to one third party producer/shipper. During 1998, revenues attributable to provision of contract operation and maintenance services represented 10% of the Company's total revenues.

     OFFSHORE OIL AND GAS PROSPECT GENERATION ACTIVITIES. In August 1994, BDEX initiated a program to develop oil and gas exploration prospects in the Gulf of Mexico for sale to third parties. The program utilizes the latest in 3-D seismic processing technology. The Company has access to 3-D seismic data for over 2,000,000 acres, primarily in the western Gulf of Mexico, and over 200,000 line miles of close grid 2-D seismic data. In addition to recovering prospect development costs, BDEX will retain a reversionary working interest in each drillable prospect. The Company acquired four lease blocks in the High Island Area of the Gulf of Mexico in the September 1995 Federal Western Gulf of Mexico lease sale. One prospective lease block was sold in 1996 and an unsuccessful well was drilled and has been plugged and abandoned. Another prospective lease block was sold in 1997 and an unsuccessful well was drilled in 1998 and has been plugged and abandoned. A 43.75% interest in each of the two remaining prospective lease blocks has been sold. Efforts to sell the remaining interests in each block are ongoing. However, no assurance can be given that the Company will be successful in its sales efforts, and if successful, that the lease blocks will be successfully drilled, or that commercial quantities of oil and gas will be found.

      In September 1997, the Company entered into an agreement with industry participants, whereby in exchange for certain participation rights, the participants partially funded the costs associated with the Company's 1997/1998 offshore prospect generation program. The remaining program costs were reimbursed to the Company as prospects were developed and leases acquired. At the August 26, 1998 western Gulf of Mexico federal lease sale, the participants acquired one lease block. In addition, the Company, along with certain of the participants, submitted a successful bid on another lease block. The initial program with these partners terminated August 31, 1998.

      In order to enhance the productivity of the prospect generation program, during 1998 the Company transitioned from the use of consulting geologists and geophysicists to a 100% in house effort. A highly experienced team of geologists and geophysicists, utilizing state of the art work stations, has been assembled. The Company currently is seeking participants for available interests in its 1998/1999 program. Additionally, funding is being sought which would permit the Company to directly participate as a working interest owner in and be designated operator for prospects generated. At this time the Company has placed 50% of the available interest in the 1998/1999 program.

      OTHER. In the first quarter 1998, the Company drilled an unsuccessful well on its Embar Field acreage in west Texas. The Company has terminated the farmin and lease option agreement covering the acreage following reevaluation of the risks of future drilling in light of the outcome of the initial well.

     PROVED OIL AND GAS RESERVES. Estimates of proved reserves, future net revenues, and discounted present value of future net revenues to the net interest of the Company have been prepared as of December 31, 1998, by Gerald W. DuPont Enterprises, Inc., independent petroleum engineers.

     The following table summarizes the estimates of Proved Reserves, Proved Developed Reserves (as hereinafter defined), future net revenues and the discounted present value of future net revenues from Proved Reserves before income taxes to the net interest of the Company in oil and gas properties as of December 31, 1998, using the SEC Method (defined below).



                         PROVED RESERVES INFORMATION
                           AS OF DECEMBER 31, 1998


                                                         Future     Discounted
                                   Net Oil     Net Gas     Net      Future Net
                                   Reserves   Reserves   Revenues   Revenues (3)
Buccaneer Field:                     (MB)      (MMCF)     ($000)       ($000)
                                   --------   --------   --------   ------------

Proved Reserves (1) .............       189     31,195   $ 25,420   $      6,184
                                   ========   ========   ========   ============

Proved Developed Reserves (2) ...       113     18,071   $ 18,503   $      5,181
                                   ========   ========   ========   ============

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

(3) The estimated future net revenues before deductions for income taxes from the Company's Proved Reserves have been determined and discounted at a 10% annual rate in accordance with requirements for reporting oil and gas reserves pursuant to regulations promulgated by the United States Securities and Exchange Commission (the "SEC Method"). See estimated future net revenues after deductions for income taxes in Note 13 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries.

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

     The reserves and future net revenues summarized above reflect capital expenditures totalling $206,000 and $250,000 in the years ending December 31, 1999, and 2002, respectively. Management will continue to evaluate its capital expenditure program based on, among other things, demand and prices obtainable for the Company's production. The availability of capital resources may affect the Company's timing for further development of the Buccaneer Field, and there can be no assurance that the timing of the development of such reserves will be as currently planned.

     The discounted present value of estimated future net revenues attributable to Proved Reserves has been prepared in accordance with the SEC Method after deduction of royalties and other third-party interests, lease operating expenses, and estimated production, development, workover and recompletion costs, but before deduction of income taxes, general and administrative costs, debt service and depletion and amortization. Estimated future net revenues are based on prices of oil and gas in effect at the end of the year without escalation except to the extent contractually committed. Lease operating expenses, and production and development costs, were estimated based on such costs in effect at the end of the year, assuming the continuation of existing economic conditions and without adjustment for inflation or other factors. The present value of estimated future net revenues is computed by discounting future net revenues at a rate of 10% per annum. Revenues from wells not currently producing are included at the time they are expected to be placed into production based upon estimates of future development; workover and recompletion costs are included at the time they are expected to be incurred. Of the Company's total Proved Developed Reserves, 7% of its estimated gas reserves and 6% of its estimated oil reserves were being produced at December 31, 1998.

     Estimates of production and future net revenues cannot be expected to represent accurately the actual production or revenues that may be recognized with respect to oil and gas properties or the actual present market value of such properties. For further information concerning the Company's Proved Reserves, changes in Proved Reserves, estimated future net revenues and costs incurred in the Company's oil and gas activities and the discounted present value of estimated future net revenues from the Company's Proved Reserves, see
Note 13 - Supplemental Oil and Gas Information to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

     PRODUCTIVE WELLS AND ACREAGE. The following table sets forth the Company's interest in productive wells and developed and undeveloped acreage as of December 31, 1998.

                                ACREAGE AND WELLS

                         Productive Wells (1)           Developed         Undeveloped
                  ---------------------------------   ---------------   ---------------
                      Gross              Net             Acres (1)        Acres (1)
                  ---------------   ---------------   ---------------   ---------------
                   OIL      GAS      OIL      GAS     GROSS     NET     GROSS     NET
                  ------   ------   ------   ------   ------   ------   ------   ------
Buccaneer Field        0        1        0        1    8,730    8,730    5,930    5,930

Other .........        0        0        0        0        0        0    5,760    1,728
                  ------   ------   ------   ------   ------   ------   ------   ------
                       0        1        0        1    8,730    8,730   11,690    7,658
                  ======   ======   ======   ======   ======   ======   ======   ======

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

      PRODUCTION, PRICE AND COST DATA. The following table sets forth the approximate production volumes and revenues, average sales prices and costs (after deduction of royalties and interests of others) with respect to crude oil, condensate, and natural gas attributable to the interest of the Company for each of the periods indicated:


                    NET PRODUCTION, PRICE AND COST DATA

                                                 Year Ended December 31,
                                         ---------------------------------------
                                            1998          1997          1996
                                         -----------   -----------   -----------
Gas:
      Production
      (Mcf) ..........................       177,260       176,986       180,269
      Revenue ........................   $   391,913   $   393,444   $   342,119
      Average Mcf per Day ............         485.6         484.9         492.5
      Average Sales
      Price
         per
      Mcf ............................   $      2.21   $      2.22   $      1.90

Oil:
      Production
      (Bbls) .........................         1,628         1,156         1,887
      Revenue (1) ....................   $    20,840   $    21,636   $    36,147

      Average Bbls per day ...........           4.5           3.2           5.2
      Average Sales Price
         per Bbl .....................   $     12.80   $     18.72   $     19.16

Production Costs:

      Per Equivalent Mcf (2): ........   $      3.30   $      4.16   $      3.42

(1) Recognition of Buccaneer Field oil revenue is based upon production, when such production is available for sale.

(2) Production costs, exclusive of workover costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.

     DRILLING ACTIVITY. There were two unsuccessful exploratory wells drilled in 1998, including one on a prospect generated and sold to third parties by the Company. There was no drilling activity during 1997. One unsuccessful exploratory well was drilled in 1996 on a prospect generated and sold to third parties by the Company.

     The Company maintains a professional staff capable of supervising and coordinating the operation and administration of its oil and gas properties and pipeline and other assets. From time to time, major maintenance and engineering design and construction projects are contracted to third-party engineering and service companies.


DEVELOPMENT OF A DEEPWATER TERMINAL AND OFFSHORE STORAGE FACILITY

     The Company's investment in and development of a deepwater crude oil and refined products terminal and offshore storage facility is through Petroport.

     In March 1995, the Company acquired Petroport, L.C. The form of the transaction was a merger of Petroport, L.C. into Petroport. Petroport holds proprietary technology, represented by certain patents issued and or pending, associated with the development and operation of a deepwater crude oil and products port and offshore storage facility. The Petroport deepwater terminal and offshore storage facility will receive and store crude oil and refined products offshore with deliveries to shore by pipeline. Onshore the Petroport pipeline will connect with the existing onshore distribution network, accessing Texas Gulf coast and Mid-Continent refining centers.

     Development of the Petroport deepwater terminal and offshore storage facility continues to proceed as anticipated. The design, engineering, costing and overall facility commercial evaluation have been completed, with favorable results. The Company is now seeking partners to fund the next phase of facility development - site evaluation and licensing of the facility by federal and state authorities.

     The facility, combining multiple vessel and pipeline receipt and storage capability, will be located 45 miles off the Texas coast in approximately 120 feet of water. The state-of-the-art design incorporates leached caverns in a subsea salt dome for the storage of crude oil and refined products. Three single point mooring buoys will enable off-loading of two vessels simultaneously. The design capacity of the pipeline to shore will be 1.25 million barrels per day. Initial storage capacity will be 31 million barrels, and can be increased if market demand warrants.

     Petroport will offer an efficient and cost effective alternative for receipt of large volumes of imported crude oil. The Company believes Petroport's commercial success will be driven primarily by economies of scale derived from use of larger fully loaded tankers discharging short haul cargoes from exporting locations such as Venezuela and Mexico into Petroport, and efficiencies gained by supertankers discharging intermediate and long haul West African, North Sea, and Persian Gulf crudes directly into Petroport versus current use of lightering operations.

     Petroport will also be available to serve producers in the western Gulf of Mexico. It can serve as a major gathering hub and truckline to shore, with OCS crude received by either pipeline, or vessel from a floating production storage and offloading system.

     Petroport's future business environment is expected to be characterized by a continuing significant requirement by refiners for imports, with use of short haul Caribbean Basin crudes as the dominant source of foreign crude. Transportation savings afforded by Petroport, combined with the Texas Gulf coast and Mid-Continent market demand for imported crude will, the Company believes, provide a sound and strong outlook for Petroport.

     Cost of the offshore terminal, main oil pipeline to shore, and its onshore support facilities is estimated to be $527 million. The Company expects to submit the Petroport deepwater port license application and associated permit requests in 1999, with operations planned to commence in the year 2002. See Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations, discussing the financing plans for Petroport.

                       COMPETITION, MARKETS AND REGULATION

COMPETITION

     The oil and gas industry is highly competitive in all segments. Increasingly vigorous competition occurs among oil, gas and other energy sources, and between producers, transporters, and distributors of oil and gas. Competition is particularly intense with respect to the acquisition of desirable producing properties and the marketing of oil and gas production. There is also competition for the acquisition of oil and gas leases suitable for exploration and for the hiring of experienced personnel to manage and operate the Company's assets. Several highly competitive alternative transportation and delivery options exist for current and potential customers of the Company's traditional gas and oil gathering and transportation business as well as for refiners, shippers, marketers and producers of crude oil whom the Company's proposed Petroport facility would serve. Competition also exists with other industries in supplying the energy and fuel needs of consumers.

MARKETS

     The availability of a ready market for natural gas and oil, and the prices of such natural gas and oil, depend upon a number of factors which are beyond the control of the Company. These include, among other things, the level of domestic production, the location availability of imported oil and gas, actions taken by foreign oil and gas producing nations, the availability of pipelines with adequate capacity, the availability of vessels for lightering and transshipment and other means of transportation and facilities, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, gas and refined products, and the extent of governmental regulation and taxation (under both present and future legislation) of the production, importation, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and alternative fuels.

     Accordingly, in view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the natural gas and oil produced for sale or prices chargeable for transportation, terminaling and storage services, which the Company provides or may provide in the future.


GOVERNMENTAL REGULATION

     The production, processing, marketing and transportation of oil and natural gas and planned terminaling and storage of crude oil by the Company are subject to federal, state and local regulations which can have a significant impact upon the Company's overall operations.

     FEDERAL REGULATION OF NATURAL GAS TRANSPORTATION. Under the NGA and to a lesser extent the NGPA, the FERC has authority to regulate the transportation and resale of natural gas in interstate commerce. Although the FERC is increasingly employing "light-handed" regulation, regulation remains an important factor in the natural gas industry. In 1998, FERC issued additional far-reaching proposals that would increase the trend toward market-based pricing of pipeline transportation services, fundamentally changing rate and service regulation of interstate natural gas pipeline companies. These proposed changes remain under consideration, awaiting comment from interested parties.

     As a regulated interstate pipeline, Black Marlin Pipeline is directly affected by Natural Gas Act requirements governing the pricing and nature of interstate transportation of natural gas. While FERC restructuring of the gas industry has not directly affected the activities of the Company's nonjurisdictional pipelines, it may have an indirect effect because of its broad scope. In particular, aspects of FERC rate regulation may be used to bolster the relative position of regulated pipelines competing to attract production in the vicinity of the Company's gas pipeline facilities.

     The Company cannot predict accurately how such developments in the above-described laws and regulations, or future laws and regulations, will affect its operations.

     SAFETY AND OPERATIONAL REGULATIONS. The operations of the Company are generally subject to safety and operational regulations administered primarily by the MMS, the U.S. Department of Transportation, the U.S. Coast Guard, the FERC and/or various state agencies.

     FEDERAL REGULATION OF NATURAL GAS PIPELINES. Of the natural gas pipelines owned by the Company, only Black Marlin is subject to Natural Gas Act regulation. As a result, its gas transportation pricing and its transportation service are regulated by the Federal Energy Regulatory Commission. Although Black Marlin Pipeline has just successfully completed a FERC rate case and thus can expect some rate stability, the trend toward greater competition among gas pipelines subject to Natural Gas Act regulation is continuing. Additionally, requirements of the Gas Industry Standards Board ("GISB") continue to evolve, and may impose additional obligations and costs upon interstate pipelines subject to these GISB standards.

     All of the Company's pipelines located in federal offshore waters, whether subject to Natural Gas Act jurisdiction or exempted as nonjurisdictional gathering, are subject to the requirements of the Outer Continental Sheld Lands Act ("OCSLA"). FERC has stated that nonjurisdictional gathering lines, as well as interstate pipelines, are fully subject to the open access and nondiscriminatory requirements of OCSLA's Section 5, which generally authorizes the FERC to insure that natural gas pipelines on the OCS will transport for non-owner shippers in a nondiscriminatory manner and will be operated in accordance with certain pro-competitive principles. More recently, the FERC has undertaken several investigations into the nature and extent of its regulatory powers on the Outer Continental Shelf. It issued a policy statement on OCS pipelines reaffirming the requirement that all pipelines provide nondiscriminatory service, and currently pending complaints against nonjurisdictional gathering facilities under the OCSLA seek more stringent FERC regulation of service and pricing.

     Further FERC initiatives concerning possibly diminished Natural Gas Act regulation of pipelines on the OCS and/or broader regulation under the OCSLA are under consideration. Since all of the Companies' offshore pipelines already operates on the basis required under OCSLA, the Company does not anticipate significant changes directly resulting from requirements concerning nondiscriminatory open access transportation. Moreover, if, an offshore pipeline's throughput increases to the extent that the pipeline's capacity is completely utilized, under OCSLA, the FERC may be petitioned to direct capacity allocation on the pipeline. Accordingly, the Company cannot predict how application of the OCSLA to the Companies' pipelines may ultimately affect Company operations.

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

     REGULATION OF DEEPWATER PORTS: PERMITTING AND LICENSING. The ownership, construction and operation of a deepwater crude oil terminal and storage facility (a "Deepwater Port"), such as the Company's proposed Petroport facility, must conform to the requirements of a number of Federal, State and local laws. A license from the Department of Transportation ("DOT") is required under the Deepwater Port Act of 1974 ("DWPA"), as amended. Permits from the Environmental Protection Agency and the Federal Communication Commission are required, as well as permits from the U.S. Army Corps of Engineers and the State of Texas to construct ancillary port facilities, such as pipelines and onshore facilities.

     The DWPA empowers the Secretary of Transportation to license and regulate Deepwater Ports beyond the territorial sea of the United States. License applications must include sufficient information to allow the Secretary of Transportation to judge whether the Deepwater Port will comply with all technical, environmental, and economic criteria. The application and licensing process includes the preparation of an Environmental Impact Statement, development of detailed operations procedures, submission of extensive financial and ownership data and public hearings.

     The Company was a principal participant in the development and passage of The Deepwater Port Modernization Act, successfully amending the DWPA. Among other changes to the 1974 Act, amendments to the DWPA adopted in 1996 provide:
(1) upon written request of an applicant for a license, the Secretary may exempt the applicant from certain of the informational filing requirements if the Secretary determines such information is not necessary to facilitate his or her determination and such exemption will not limit public review; (2) the facility is explicitly permitted to receive domestic production from the United States Outer Continental Shelf;
(3) simplification and streamlining of the regulatory process to which the facility would be subject during both the licensing process and when in operation; and (4) elimination of various facility use restrictions. Once a license is issued, the law states that it remains in effect unless suspended or revoked by the Secretary of Transportation or is surrendered by the licensee.

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

     In addition, the DWPA requires all Deepwater Ports including related storage facilities be operated as common carriers, unless the licensee is subject to "effective competition".

     Given the nature and complexity of obtaining the necessary license and permits, there can be no assurance that the Company will be issued a Deepwater Port license and other necessary permits.

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

     In August 1995, the DOT issued its' final rule which provides that the Secretary, through a separate rulemaking, can set the limit of liability/COFR for future Deepwater Ports (i.e., Petroport) concurrent with the overall processing of the license application, as opposed to after the facility is up and running. The development of the liability limit would be based upon engineering and environmental analyses provided in the licensing process. The uncertainty as to what the reduced limit of liability would be, still presented a significant obstacle to Petroport, affecting the ability to raise funding for permitting activities and obtain future throughput commitments.

     In an effort to remove this uncertainty, and allow the project to proceed, the Company prepared and submitted to DOT a preliminary "Detailed Analysis of Spill Potential and A Determination of Expected Oil Spill Quantities" for the proposed Petroport facility. The results of the analysis indicated that the credible worst case spill for the Petroport facility would be 2,215 barrels. This compares to a credible worst case spill of 5,194 barrels as calculated by DOT for the Louisiana Offshore Oil Port ("LOOP"). LOOP is the only existing Deepwater Port licensed under the DWPA. The number of barrels as determined by DOT in the Oil Spill Risk Analysis for LOOP, was multiplied by the maximum cost per barrel for cleanup of a barrel of oil of $11,965, also as determined by DOT, resulting in a reduced liability limit of $62,000,000 for LOOP. Per the Company's analysis, if DOT applied this same methodology in determining Petroport's credible worst case spill liability, a $50,000,000 liability limit (the minimum allowable by statute) would be established for Petroport.

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

     In February 1996, DOT informed the Company that it had concluded (1) that the Petroport facility, as then planned, posed no greater oil spill risk to the environment than LOOP, (2) that Petroport's offshore storage caverns show virtually zero spill potential, (3) that Petroport's credible worst case spill would be 2,308 barrels, and (4) that the preliminary risk analysis for Petroport is based upon valid methodologies and reasonable assumptions. This understanding reached with the DOT is not, however, a binding decision of the Secretary of DOT.

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

     With respect to any Company operations conducted on offshore federal leases, including operations in the Buccaneer Field, liability may generally be imposed under OCSLA for costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties. Under certain circumstances, including but not limited to conditions deemed a threat or harm to the environment, the MMS may also require any Company operations on federal leases to be suspended or terminated in the affected area. Furthermore, the MMS generally requires that offshore facilities be dismantled and removed when production ceases, although the MMS is considering the establishment of procedures under which certain of such facilities may be left in place, with EPA approval. See "Oil and Gas Exploration and Production Activities - The Buccaneer Field".

     ENVIRONMENTAL REGULATIONS. The Company may generally be liable for defined clean-up costs to the U.S. Government, with respect to its operations on both onshore and offshore properties, under the Federal Clean Water Act for each incident of oil or hazardous substance pollution and under the Comprehensive Environmental Response, Compensation and Liability Act of 1981, as amended ("Superfund"), for hazardous substance contamination. Such liability may be unlimited in cases of gross negligence or willful misconduct, and there is no limit on liability for environmental clean-up costs or damages with respect to claims by the states or by private persons or entities. In addition, the EPA requires the Company to obtain permits to authorize the discharge of pollutants into navigable waters. State and local permits and/or approvals may also be needed with respect to wastewater discharges and air pollutant emissions. Violations of environmental related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

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

     In addition, the Company leases, under a lease expiring December 31, 2006, 10,097 square feet for its corporate and subsidiaries' executive offices in Houston, Texas.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any of its property is subject to any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders during the quarter ended December 31, 1998.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock trades in the over-the-counter market and is quoted on NASDAQ under the symbol "BDCO". As of March 2, 1999, there were an estimated 325 stockholders of record and the Company estimates there are more than 1,000 beneficial owners of the Common Stock. NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock as reported on NASDAQ.

                                                               SALES
                                                         HIGH          LOW
                                                        ------        ------
         Quarter Ended March 31, 1997 ...............     6.57          3.75
         Quarter Ended June 30, 1997 ................     4.22          3.29
         Quarter Ended September 30, 1997 ...........     7.04          3.75
         Quarter Ended December 31, 1997 ............    15.00          4.25
         Quarter Ended March 31, 1998 ...............     4.50          2.75
         Quarter Ended June 30, 1998 ................     3.69          3.13
         Quarter Ended September 30, 1998 ...........     3.56          2.44
         Quarter Ended December 31, 1998 ............     3.50          2.63

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

     The Company currently intends to retain earnings for its capital needs and expansion of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Furthermore, the Company is restricted, pursuant to its loan agreement with a commercial bank, from paying dividends on Common Stock. Future policy with respect to dividends will be determined by the Board of Directors based upon the Company's earnings and financial condition, capital requirements and other considerations. The Company is a holding company that conducts substantially all of its operations through its subsidiaries. As a result, the Company's ability to pay dividends on the Common Stock is dependent on the cash flow of its subsidiaries. The Company has not declared or paid any dividends on the Common Stock since its incorporation. On December 31, 1996, the holders of all outstanding shares of Series A, Cumulative Convertible Preferred Stock, $.10 par value, converted the shares, in accordance with the terms of the Preferred Stock, into an equivalent number of shares of the Common Stock of the Company. The holders of the Preferred Stock agreed to accept as payment in full of the cumulative dividends, promissory notes in a principal amount equal to the cumulative dividends. See Note 7 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

     RECENT SALES OF UNREGISTERED SECURITIES During the year ended December 31, 1998, Directors, Officers and other employees exercised options to purchase 12,780 shares of Common Stock. The sale of shares was privately made to Directors, Officers and other employees pursuant to the Company's 1985 Stock Option Plan, at exercise price of $2.7885 per share. The Company relied on an exemption under Section 4(2) of the Securities Act of 1933 in effecting these transactions.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data of the Company and its consolidated subsidiaries is presented for the five fiscal years ended December 31, 1998. Such information should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere in this report.

                                                                             YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------------
                                                   1998                1997            1996             1995               1994
                                               ------------        ------------    ------------     ------------       ------------

Operating Revenues ........................    $  3,558,773        $  4,982,606    $  4,128,568     $  5,123,053       $  6,792,765

Income (loss) from
 continuing operations ....................    $ (9,059,979)(4)    $    983,095    $     92,302     $7,355,686 (2)     $    930,659
Income (loss) from
  continuing operations

  per Common Share (1) (3) ................    $      (2.02)       $        .22    $       (.06)    $       3.04       $        .54

Weighted average number of
  Common Shares outstanding (3) ...........       4,492,344           4,462,072       3,107,026        2,323,433          2,275,467

Income (loss) from continuing
  operations per diluted

  Common Share (1)(3) .....................    $      (2.02)       $        .22    $       (.06)    $       1.77       $        .37

Weighted average number of
  Common Shares and dilutive
  potential Common Shares
  outstanding (3) .........................       4,492,344           4,531,208       3,107,026        4,139,037          4,147,765

Net Income (loss) .........................    $ (9,059,979)(4)    $    983,095    $     92,302     $  7,355,686(2)    $  1,542,699

Working Capital (deficit) .................    $    104,543        $  1,625,333    $    917,113     $    659,692       $ (1,415,091)

Total Assets ..............................    $ 15,181,810        $ 24,927,263    $ 24,226,611     $ 25,069,178       $ 20,759,338

 Long-term debt ...........................    $  2,060,600        $  2,060,600    $  2,060,600     $     10,000       $  4,450,000

(1) Income from continuing operations per Common Share and dilutive Common Share in 1998, 1997, 1996, 1995 and 1994 is based on the weighted average number of Common Shares outstanding.

(2) Includes the gain on the sale of a one-third interest in the Blue Dolphin Pipeline System effective August 1, 1995.

(3) The weighted average number of Common Shares and potential Common Shares outstanding for the years ended December 31, 1996, 1995, and 1994, have been restated to reflect the one-for-fifteen reverse stock split effected on December 8, 1997.

(4) Includes a non-cash impairment of oil and gas properties effective December 31, 1998.

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

     Effective March 1, 1999, the Company acquired BMPC for $5,404,270. The acquisition was funded by selling a one-sixth undivided interest in the Blue Dolphin System and the Black Marlin System for $3,713,000. Additionally, the owner of a one-third (1/3) interest in the Blue Dolphin System also acquired a one-third interest in the Black Marlin System, for $1,801,423. These transactions help to diversify the Company's revenue stream, reduces its concentration of credit risk and doubles the size of the market in which it competes to provide gathering and transportation services. Future utilization of the Company's pipelines and related facilities will depend upon the success of drilling programs in the pipeline corridors, and attraction and retention of producer / shippers to the systems.

     Certain of the statements included below, including those regarding future financial performance or results, or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "plan," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, prices of crude oil and natural gas, regulatory changes, general economic conditions, interest rates, competition, and other factors discussed below. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION:  LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company's working capital (current assets less current liabilities) was $104,543, representing a decrease of $1,520,790 as compared with working capital of $1,625,333 at December 31, 1997. The decrease in working capital is attributable to planned investments in longer term, high potential programs. Approximately $822,086 was invested in the Petroport project and $737,868 to generate oil and gas prospects during 1998.

     The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. ("Loan Agreement"). Effective August 1, 1998, the borrowing base was adjusted to $1,040,000 reducing by $60,000 per month beginning September 1, 1998. At December 31, 1998, the borrowing base was $800,000. The borrowing base and reducing amount are redetermined semi-annually and are currently being redetermined as a result of the sale of a 1/6 undivided interest in the Blue Dolphin System and the purchase of a 50% interest in the Black Marlin System. The maturity date is January 14, 2000, when the then outstanding principal balance, if any, is due and payable. At December 31, 1998 the outstanding balance under the credit facility was $210,000. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios. At December 31, 1998 the Company received waivers from Bank One, Texas, N.A on the debt covenants.

     On December 31, 1996, the holders of all 970,698 outstanding shares of Series A, Cumulative Convertible Preferred Stock, $.10 par value per share, converted such shares in accordance with the terms of the Preferred Stock, into an equivalent number of shares of Common Stock. The holders of the Preferred Stock agreed to accept as payment in full for the cumulative dividends in arrears, which totalled $2,050,600 at December 31, 1996, promissory notes in a principal amount equal to the cumulative dividends. The promissory notes are unsecured, mature in four years, and bear interest at the rate of 10-1/4% per annum. Interest only is payable semi-annually with the principal due on December 31, 2000. The Company may prepay all or a portion of the principal at any time prior to maturity with no penalty. See Note 6 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference.

     In August 1996, the Minerals Management Service conducted an annual inspection of the Buccaneer Field production platforms and facilities. In addition to certain repairs, the Company was required to remove piping and other equipment that was no longer in use. The removal and abandonment work, and the repairs to the platforms were completed in March 1997. Additionally, a previously inactive well was plugged and abandoned in 1997 at a cost of approximately $457,000. Removal of the associated satellite platform and site clearance is expected to take place in 1999, at an estimated cost of approximately $206,000.

     In July 1998, the Company renegotiated the terms of its supplemental surety bonds that provide for certain of the estimated future abandonment obligations associated with the Buccaneer Field. The supplemental surety bonds total $1,300,000. The previous terms required the escrowing of $10,000 per month until the bonds were fully funded. Under the new terms, the Company is no longer required to escrow funds. In July 1998, approximately $593,000 of escrowed funds was released to the Company.

     The reserves and future net revenues presented in Item 1 "Business - Oil and Gas Exploration and Production Activities", reflect capital expenditures totalling $206,000 and $250,000 in the years ending December 31, 1999 and 2002 respectively. The timing of capital expenditures has changed significantly from those presented in prior years. At December 31, 1998, as a result of deferring its development plans for the Buccaneer Field and lower oil and gas prices, the Company recorded a non-cash pre-tax charge of $12,011,544 reflecting the impairment of its oil and gas properties, and certain exploration activity costs. Management will continue to evaluate its capital expenditure program based on, among other things, field reservoir performance, availability and cost of drilling and workover equipment, and demand and prices obtainable for the Company's production. The availability of capital resources will also affect the Company's timing for further development of the Buccaneer Field, and there can be no assurance that such reserves will be developed as currently planned. Additionally, if the application of horizontal drilling and new completion techniques are feasible, the timing of capital expenditures and future revenues could be significantly impacted.

     In September 1997, the Company entered into an agreement with industry participants, whereby in exchange for certain participation rights, these companies partially funded the costs associated with the Company's 1997/1998 offshore prospect generation program. The remaining program costs are reimbursed to the Company as prospects are developed and leases acquired. The initial program with these partners has terminated. At the August 26, 1998 western Gulf of Mexico federal lease sale, the participants acquired one lease block. In addition, the Company, along with certain of the participants, acquired a second lease block. The Company acquired a 30% interest in the block.

     The Company holds interests in two other lease blocks prospective for oil and gas in the High Island Area of the Gulf of Mexico. Approximately $825,000 was invested to acquire the two leases, in addition to approximately $86,000 for lease rentals and $65,000 associated with technical development of the prospects. A 43.75% interest in each of these prospective lease blocks has been sold. Efforts to sell the remaining 56.25% interest in each lease block are ongoing. Costs associated with these two lease blocks were included in the impairment charge recorded at December 31, 1998.

     In order to enhance the productivity of the prospect generation program, during 1998 the Company transitioned from use of consulting geologists and geophysicists to a 100% in house effort. Annual incremental costs associated with changing to a 100% in house effort is approximately $700,000. The Company currently is also seeking participants for available interests in its 1998/1999 program. Additionally, funding is being sought which would permit the Company to directly participate as a working interest owner in and be designated operator for prospects generated. The Company currently has placed a 50% interest in its 1998/1999 program. The Company is continuing its efforts to attract program participants. The Company had previously entered into a multi-year 3-D seismic data acquisition and licensing agreement, whereby a minimum of $1,500,000 has been committed over a 5 year period ending July 31, 1999 to acquire 3-D seismic data. The remaining commitment under this agreement is $450,000.

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

     The Company is now seeking partners to fund the next phase of facility development - site evaluation and licensing of the facility by federal and state authorities. This cost is estimated to be $10 million. Cost of the offshore terminal and storage complex, the pipeline to shore, and the onshore support facilities is estimated to be $527 million. The Company expects to submit the license application and associated permit requests in 1999, with operations planned to commence in the year 2002.

     In general, the Company believes that it has or can obtain adequate capital resources and liquidity to continue to finance and otherwise meet its anticipated business requirements. The availability or cost of capital resources may, however, adversely affect the Company's timing for major pipeline expansions, further development of the Buccaneer Field, growth in oil and gas prospect generation activities and the Petroport project.

RESULTS OF OPERATIONS

     For the year ended December 31, 1998 ("1998"), the Company reported a net loss of $9,059,979, compared to net income of $983,095 reported for the year ended December 31, 1997 ("1997"), representing a decrease of $10,043,074. The decrease is primarily due to a non-cash impairment of oil and gas properties recorded at December 31, 1998 of $8,952,785, net of income tax benefit.

     For 1997 net income increased by $890,793 compared to net income of $92,302 reported for the year ended December 31, 1996 ("1996"). The increase in net income was primarily due to an increase in gas transportation volumes in 1997 and a decrease in repairs and modification costs associated with the Buccaneer Field production platforms and facilities incurred in 1996.

REVENUES

     1998 VS. 1997. Pipeline system revenues decreased by $1,373,649 or 33% in 1998 to $2,788,944 from 1997. The decrease was due to a decrease in oil transportation revenues of $1,120,457, primarily due to the loss of a producer/shipper in October 1997.

     Revenues from oil and gas sales and operating fees for 1998 decreased $50,184 or 6% to $769,829 from 1997. The reduction in oil and gas sales is attributable to normal production declines.

     Other income for 1998 decreased $157,432 or 40% to $105,994 from 1997. The reduction in other income is due to a refund of prior years franchise taxes of $152,370 in 1997.

     1997 VS. 1996. Pipeline system revenues increased by $886,073 or 27% in 1997 to $4,162,593 from 1996. The increase was due to a 55% increase in gas transportation volumes, resulting in an $898,116 increase in revenues.

COSTS AND EXPENSES

     1998 VS. 1997. Repair and maintenance costs for 1998 decreased by $76,411 to $264,631 from 1997 due in part to repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $68,000 incurred in 1997.

     General and administrative expense increased by $108,967 or 8% in 1998 from 1997 principally due to an increase in staff costs and consulting fees of approximately $95,472, associated with potential asset acquisitions.

     At December 31, 1998, the Company recorded a non-cash impairment expense of $12,011,544 reflecting the write down of its oil and gas properties and certin exploration activity costs, resulting from lower oil and gas prices and changes to the Company's development plans, whereby development of oil and gas properties have been delayed.

     1997 VS. 1996. Repair and maintenance costs for 1997 decreased by $554,316 to $341,041 due primarily to nonrecurring repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $550,000 incurred in 1996.

     Interest expense increased $202,165 in 1997 to $218,955 as a result of promissory notes totaling $2,050,600, issued December 31, 1996. The notes are associated with the conversion of the issued and outstanding Preferred Stock to Common Stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 regarding reporting comprehensive income, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial condition at the end of an accounting period. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption by the Company of SFAS No. 130 effective January 1, 1998, has had no impact to the Company's financial statements presented herein.

      In June 1997, FASB issued SFAS No. 131 regarding disclosures about segments of an enterprise and related information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997. The Company has adopted SFAS No. 131 for the fiscal year ended December 31, 1998.

      Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company will adopt SFAS No. 133 beginning in calendar year 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption. The Company believes that adoption of this financial accounting standard will not have a material effect on its financial condition or results of operations.

      In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has capitalized certain costs incurred in connection with a new business segment, and SOP 98-5 will require that such costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 will result in a charge to results of operations in the Company's financial statements for the three months ending March 31, 1999; it is currently estimated that such charge will not be material.

YEAR 2000 ISSUE

     The Company has conducted a review of its computer equipment and software to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 issue results from computer programs being written using two digits (rather than four) to define the applicable year. As a result, certain of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

     Accordingly, the Company has initiated a plan to address the Year 2000 issues associated with its operations and business. The plan includes several phases - (i) assessment of all of the Company's systems and technology: (ii) testing of existing systems and technology, both financial and operational:
(iii) modification to or replacement of non-compliant systems and technology
(iv) communication with key business partners regarding Year 2000 issues: and
(v) contingency planning.

     In planning and developing the project, the Company has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Non-IT systems include alarm systems, measurement devices, fax machines, and other miscellaneous equipment. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, testing, and remediation efforts.

     The Company has tested most of its IT systems, primarily financial and operational software, for necessary compliance. As of the date of this filing, the Company estimates that approximately 90% of its Year 2000 plan related to these IT systems has been implemented and anticipates that the remainder of the plan including any necessary remedial action, will be completed by July 30, 1999. The Company continues to evaluate its vulnerability to Year 2000 issues related to its non-IT systems, primarily field operational systems and equipment.

     The failure to correct a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities, resulting in a material adverse affect on the Company's results of operations, liquidity and financial position. The Company's remediation efforts are expected to reduce significantly the Company's level of uncertainty about Year 2000 compliance and the possibility of interruptions of normal operations. However, there can be no guarantee that other companies' systems, on which the Company's systems rely, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     In a recent Securities and Exchange Commission release regarding Year 2000 disclosures, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenarios the Company may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of oil and gas producers transporting production through the Company's pipeline systems, widespread failure of electrical, gas, and similar supplies by utilities serving the Company; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Company and its employees, contractors, suppliers and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's mission-critical information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as oil and gas rigs, oil and gas pipelines and gas plants. The effects of which would have a cumulative material adverse impact on the Company. Among other things, the Company could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. The Company could also experience the inability by customers to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effect on the Company, and the diminution of the Company's revenues, would be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on the Company, and the diminution of the Company's revenues, from a domestic or global recession or depression is also likely to be material, although not quantifiable at this time.

     As of December 31, 1998, the Company has incurred minimal costs in connection with Year 2000 compliance. The Company intends to complete its Year 2000 compliance projects by July 1999 and does not anticipate any additional costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

     The Company is exposed to market risk, including adverse changes in commodity prices and interest rates as discussed below.

     COMMODITY PRICE RISK- The Company produces, and sells natural gas, crude oil, and natural gas liquids. As a result, the Company's financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces. The Company has not used derivative products in the past to manage commodity price risk.

     INTEREST RATE RISK- The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with floating interest rates. See Note 6 to Consolidated Financial Statements of Blue Dolphin Energy Company and Subsidiaries included in Item 8 and incorporated herein by reference for information relating to existing credit facility. Based upon the current credit facility a 10% change in the interest rate on the credit facility would result in a minimal increase in interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements:                                     PAGE

         Independent Auditors' Report.........................................27

         Consolidated Balance Sheets, at December 31, 1998 and 1997...........28

         Consolidated Statements of Operations, for the years
              ended December 31, 1998, 1997, and 1996.........................30

         Consolidated Statements of Stockholders' Equity, for the
              years ended December 31, 1998, 1997, and 1996...................31
         Consolidated Statements of Cash Flows, for the years
              ended December 31, 1998, 1997, and 1996.........................32

         Notes to Consolidated Financial Statements...........................33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Blue Dolphin Energy Company:


We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Dolphin Energy Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP




Houston, Texas
March 30, 1999

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                   ASSETS                                 1998          1997
                                                       -----------   -----------
Current assets:
    Cash and cash equivalents .......................  $   593,509     1,756,294
    Trade accounts receivable .......................      771,268       861,740
    Crude oil inventory, at market ..................        5,248         7,570
    Prepaid expenses and other assets ...............      152,340        87,268
                                                       -----------   -----------

               Total current assets .................    1,522,365     2,712,872
                                                       -----------   -----------

Property and equipment, at cost:
    Oil and gas properties, including $0 and $992,293
       of leases held for sale at December 31,
       1998 and 1997, respectively (full-cost method)   21,210,806    20,467,503
    Onshore separation and handling facilities ......    2,106,189     2,041,596
    Land ............................................    1,133,333     1,133,333
    Pipelines .......................................    1,320,063     1,175,547
    Other property and equipment ....................      343,220       127,033
                                                       -----------   -----------

                                                        26,113,611    24,945,012
    Less accumulated depletion, depreciation,
       amortization and impairment ..................   17,172,057     4,841,211
                                                       -----------   -----------

                                                         8,941,554    20,103,801

Deferred federal income tax .........................    2,010,060          --
Acquisition and development costs - Petroport .......    1,576,391       766,485
Escrow fund .........................................    1,107,573     1,327,766
Other assets ........................................       23,867        16,339
                                                       -----------   -----------

                                                       $15,181,810    24,927,263
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                           December 31, 1998 and 1997

      LIABILITIES AND STOCKHOLDERS' EQUITY                                                               1998                1997
                                                                                                    ------------        ------------
Current liabilities:
    Trade accounts payable and accrued expenses .............................................       $    892,190             700,315
    Accrued interest payable ................................................................            105,662             105,957
    Current portion of accrued abandonment costs ............................................            206,000             231,000
    Current portion of long term debt .......................................................            200,000                --
    Income taxes payable ....................................................................             13,970              50,267
                                                                                                    ------------        ------------
              Total current liabilities .....................................................          1,417,822           1,087,539
                                                                                                    ------------        ------------
Long-term debt ..............................................................................          2,060,600           2,060,600

Deferred federal income tax .................................................................               --             1,103,921

Accrued abandonment costs, less current portion .............................................            108,594              51,876
                                                                                                    ------------        ------------
              Total long-term liabilities ...................................................          2,169,194           3,216,397
                                                                                                    ------------        ------------
Stockholders' equity:
    Common stock, $.01 par value. 10,000,000 shares authorized at December 31,
       1998 and 1997, 4,504,627 shares issued and outstanding at December 31,
       1998; 4,491,847 shares issued and outstanding
       at December 31, 1997 .................................................................             45,046              44,918
    Additional paid-in capital ..............................................................         17,700,833          17,669,515
    Retained earnings (deficit) since January 1, 1990 .......................................         (6,151,085)          2,908,894
                                                                                                    ------------        ------------
              Total stockholders' equity ....................................................         11,594,794          20,623,327

                                                                                                    $ 15,181,810          24,927,263
                                                                                                    ============        ============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996

                                                                                         1998             1997             1996
                                                                                     ------------     ------------     ------------
Revenue from operations:
    Pipeline operations .........................................................    $  2,788,944        4,162,593        3,276,520
    Oil and gas sales and operating fees ........................................         769,829          820,013          852,048
                                                                                     ------------     ------------     ------------
             Revenue from operations ............................................       3,558,773        4,982,606        4,128,568
                                                                                     ------------     ------------     ------------
Cost of operations:
    Pipeline operating expenses .................................................         796,144          804,880          871,305
    Lease operating expenses ....................................................         669,377          620,807          609,805
    Repairs and maintenance costs ...............................................         264,630          341,041          895,357
    Impairment of oil and gas properties ........................................      12,011,544             --               --
    Depletion, depreciation and amortization ....................................         400,982          372,252          388,406
    General and administrative expenses .........................................       1,466,738        1,357,771        1,315,256
                                                                                     ------------     ------------     ------------
             Cost of operations .................................................      15,609,415        3,496,751        4,080,129
                                                                                     ------------     ------------     ------------

             Income (loss) from operations ......................................     (12,050,642)       1,485,855           48,439

Other income (expense):
    Interest expense ............................................................        (215,141)        (218,955)         (16,790)
    Interest and other income ...................................................         105,994          262,426          123,442
                                                                                     ------------     ------------     ------------
             Income (loss) before income taxes ..................................     (12,159,789)       1,529,326          155,091

Income tax benefit (expense) ....................................................       3,099,810         (546,231)         (62,789)
                                                                                     ------------     ------------     ------------
             Net income (loss) ..................................................      (9,059,979)         983,095           92,302

Dividend requirements on preferred stock ........................................            --               --           (291,204)
                                                                                     ------------     ------------     ------------
             Net income (loss) attributable to
                common stockholders .............................................    $ (9,059,979)         983,095         (198,902)
                                                                                     ============     ============     ============
Earnings (loss) per share:
      Basic .....................................................................    $      (2.02)            0.22            (0.06)
                                                                                     ============     ============     ============
      Diluted ...................................................................    $      (2.02)            0.22            (0.06)
                                                                                     ============     ============     ============
Weighted average number of common shares outstanding and dilutive potential common shares:
      Basic .....................................................................       4,492,344        4,462,072        3,107,026
                                                                                     ============     ============     ============
      Diluted ...................................................................       4,492,344        4,531,208        3,107,026
                                                                                     ============     ============     ============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997, and 1996

                                                         CONVERTIBLE    ADDITIONAL     RETAINED        TOTAL
                                              COMMON      PREFERRED      PAID-IN       EARNINGS     STOCKHOLDERS'
                                              STOCK         STOCK        CAPITAL       (DEFICIT)       EQUITY
                                             --------    -----------   -----------    ----------    -------------
Balance at December 31, 1995 .............   $ 23,550      1,456,048    14,493,358     2,124,701       18,097,657
                                             --------    -----------   -----------    ----------    -------------
    Exercise of 1,105,039 warrants .......     11,050           --       1,645,507          --          1,656,557
    Exercise of 20,555  stock options and
      related tax benefit ................        206           --          42,035          --             42,241
    Dividend requirements on preferred
      stock ..............................       --             --            --        (291,204)        (291,204)
    Conversion of 14,560,475 shares of
      preferred stock ....................      9,707     (1,456,048)    1,443,532          --             (2,809)
    Other ................................       --             --           5,833          --              5,833
    Net income ...........................       --             --            --          92,302           92,302
                                             --------    -----------   -----------    ----------    -------------
Balance at December 31, 1996 .............     44,513           --      17,630,265     1,925,799       19,600,577
                                             --------    -----------   -----------    ----------    -------------
    Exercise of 51,340 stock options .....        513           --         159,574          --            160,087
    Cancellation of 10,768 shares of stock       (108)          --        (110,324)         --           (110,432)
    Other ................................       --             --         (10,000)         --            (10,000)
    Net income ...........................       --             --            --         983,095          983,095
                                             --------    -----------   -----------    ----------    -------------
Balance at December 31, 1997 .............     44,918           --      17,669,515     2,908,894       20,623,327
                                             --------    -----------   -----------    ----------    -------------
    Exercise of 12,780 stock options .....        128           --          35,509          --             35,637
    Other ................................       --             --          (4,191)         --             (4,191)
    Net loss .............................       --             --            --      (9,059,979)      (9,059,979)
                                             --------    -----------   -----------    ----------    -------------
Balance at December 31, 1998 .............   $ 45,046           --      17,700,833    (6,151,085)      11,594,794
                                             ========    ===========   ===========    ==========    =============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997, and 1996

                                                                         1998          1997          1996
                                                                    ------------    ----------    ----------
Operating activities:
     Net income (loss) ..........................................   $ (9,059,979)      983,095        92,302
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depletion, depreciation and amortization ...............        400,982       372,252       388,406
         Deferred income taxes ..................................     (3,113,980)      469,965        50,542
         Gain on sale of property and equipment .................           --            --          (4,397)
         Impairment of oil and gas properties ...................     12,011,544
         Changes in operating assets and liabilities:
           (Increase) decrease in trade accounts receivable .....         90,472      (117,457)      116,408
           (Increase) decrease in crude oil inventory,
             prepaid expenses and other assets ..................        (62,750)        3,962        (6,796)
           (Decrease) increase in trade accounts payable,
             accrued interest and other liabilities .............        130,282      (276,754)     (157,929)
                                                                    ------------    ----------    ----------
                Net cash provided by operating activities .......        396,571     1,435,063       478,536
                                                                    ------------    ----------    ----------
Investing activities:
     Oil and gas prospect generation costs ......................       (737,868)     (500,460)   (1,960,217)
     Proceeds from sales of oil and gas prospect leases .........           --       1,018,289       397,178
     Exploration and development costs ..........................       (100,051)         --            --
     Purchases of property and equipment ........................       (354,821)     (299,551)     (531,623)
     Development costs - Petroport ..............................       (822,086)     (185,641)     (216,113)
     Reduction of escrowed abandonment fund .....................        593,830          --            --
     Abandonment of oil and gas properties ......................           --        (570,115)   (1,047,908)
     Funds escrowed for abandonment costs .......................       (369,806)     (388,269)     (374,569)
                                                                    ------------    ----------    ----------
                Net cash used in
                  investing activities ..........................     (1,790,802)     (925,747)   (3,733,252)
                                                                    ------------    ----------    ----------
Financing activities:
     Proceeds from revolving credit facility ....................        200,000          --            --
     Net proceeds from the exercise of stock options and warrants         31,446        39,655     1,713,572
                                                                    ------------    ----------    ----------
                Net cash provided by
                  financing activities ..........................        231,446        39,655     1,713,572
                                                                    ------------    ----------    ----------
                Increase (decrease) in cash .....................     (1,162,785)      548,971    (1,541,144)

Cash and cash equivalents at beginning of year ..................      1,756,294     1,207,323     2,748,467
                                                                    ------------    ----------    ----------
Cash and cash equivalents at end of year ........................   $    593,509     1,756,294     1,207,323
                                                                    ============    ==========    ==========
Supplementary cash flow information:
     Interest paid ..............................................   $    214,926       113,000        17,000
                                                                    ============    ==========    ==========
     Income taxes (received) paid ...............................   $    (93,264)       70,881       226,519
                                                                    ============    ==========    ==========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


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

                                    33
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      At December 31, 1998, the Company recorded an impairment charge on oil and gas properties and certain exploration activity costs of $12,011,544, thereby adjusting the net carrying value of oil and gas properties to the cost center ceiling as described above. The impairment results from lower oil and gas prices and changes to the Company's development plans, whereby development of oil and gas properties have been deferred. Included in oil and gas properties is $992,293 of leases acquired with the intention of selling to third-party participants as drillable oil and gas prospects as of December 31, 1997, which costs the Company included in the impairment charge recorded at December 31, 1998. Included in oil and gas properties at December 31, 1998 is $198,486 in expenditures directly associated with generation of additional oil and gas prospects.

      PIPELINES AND FACILITIES

      Pipelines and facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 10-25 years.

      The Company in 1995 adopted Statement of Financial Accounting Standards
      (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, with no impact to the Company's consolidated financial statements. Assets are grouped and evaluated based on the ability to identify separate cash flows generated therefrom.

      OTHER PROPERTY AND EQUIPMENT

      Depreciation of furniture, fixtures and other equipment, including assets held under capital leases, is computed using the straight-line method over estimated useful lives of 2-5 years.

      ABANDONMENT
                                    34
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A provision for the abandonment, dismantlement and site remediation of offshore production platforms and existing wells is made using the unit-of-production method applied to estimates based on current costs. A provision for pipeline and pipeline facilities abandonment costs is also provided using the straight-line method over the estimated useful lives of the pipeline and pipeline facilities. These provisions are included in accumulated depletion, depreciation and amortization, and accrued abandonment costs, respectively, and are undiscounted. Aggregate abandonment liability is estimated to be approximately $3,960,000 and $3,985,000 at December 31, 1998 and 1997, respectively.

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

      RECOGNITION OF CRUDE OIL AND NATURAL GAS REVENUE

      Revenue from crude oil and natural gas produced and sold from the Buccaneer Field is recognized when such crude oil and natural gas is produced, stored and ready for sale.

      RECOGNITION OF PIPELINE TRANSPORTATION REVENUE

      Revenue from the transportation of gas, condensate and crude oil is recognized on the accrual basis as products are transported.

      OPERATION OF OIL AND GAS PROPERTIES

      The Company operates, for a monthly fee, oil and gas properties in which it does not own an interest. Revenues and costs from these activities are included in oil and gas sales and operating fees and lease operating expenses, respectively.

      INCOME TAXES
                                    35
                                                                     (Continued)

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

      EARNINGS PER SHARE

      The Company follows SFAS No. 128 (Statement 128), EARNINGS PER Share, for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations.

                                    36
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table provides a reconciliation between basic and diluted earnings (loss) per share:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                                 COMMON SHARES
                                                                  OUTSTANDING
                                                     NET         AND DILUTIVE     PER
                                                    INCOME        POTENTIAL      SHARE
                                                    (LOSS)       COMMON SHARES   AMOUNT
                                                  -----------    -------------   -----
            Year ended December 31, 1998:
               Basic (loss) per share .........   $(9,059,979)       4,492,344   $(2.02)
                                                  -----------    -------------   -----
               Diluted (loss) per share .......   $(9,059,979)       4,492,344   $(2.02)
                                                  ===========    =============   =====
            Year ended December 31, 1997:
                 Basic earnings per share .....   $   983,095        4,462,072   $0.22
                 Effect of dilutive stock
                     options ..................          --             69,136
                                                  -----------    -------------   -----
                 Diluted earnings per share ...   $   983,095        4,531,208   $0.22
                                                  ===========    =============   =====
            Year ended December 31, 1996:
                 Basic (loss) per share .......   $  (198,902)       3,107,026   $(0.06)
                                                  -----------    -------------   -----
                 Diluted (loss) per share .....   $  (198,902)       3,107,026   $(0.06)
                                                  ===========    =============   =====

      The employee stock options at December 31, 1998, and the employee stock options and the Convertible Preferred Stock at December 31, 1996 were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidulitive effect on the computation of diluted loss per share.

                                    37
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 regarding reporting comprehensive income, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial condition at the end of an accounting period. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption by the Company of SFAS No. 130 effective January 1, 1998, has had no impact to the Company's financial statements presented herein.

                                    38
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In June 1997, FASB issued SFAS No. 131 regarding disclosures about segments of an enterprise and related information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997. The Company has adopted SFAS No. 131 for the fiscal year ended December 31, 1998.

      Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company will adopt SFAS No. 133 beginning in calendar year 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption. The Company believes that adoption of this financial accounting standard will not have a material effect on its financial condition or results of operations.

      In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("sop 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. We have deferred certain costs incurred in connection with potential business initiatives and a new business segment, and SOP 98-5 will require that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. We will adopt the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 will result in a charge to results of operations in our financial statements for the three months ending March 31, 1999; it is currently estimated that such charge will not be material to consolidated financial statements.

  (2) QUASI-REORGANIZATION

      In connection with the Company's emergence from Chapter 11 proceedings in 1989, the Board of Directors authorized the Company to revalue its consolidated balance sheet at December 31, 1989 to fair value in accordance with principles of accounting

                                    39
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      for quasi-reorganizations. The principal adjustments to fair value included an $810,000 increase in the carrying value of land and the elimination of the remaining deferred debt offering costs associated with convertible subordinated notes of $994,192, resulting in a net charge to the accumulated deficit of $184,192.

      The Company's remaining assets and liabilities at December 31, 1989 approximated fair value; accordingly, the accumulated depletion, depreciation and amortization at December 31, 1989 was eliminated against the original cost of the assets. The accumulated deficit of $14,031,556 at December 31, 1989 was then transferred to additional paid-in capital. Any benefits realized upon the utilization of tax operating losses generated prior to January 1, 1990 were credited to additional paid-in capital.

  (3) SUBSEQUENT EVENTS

      On March 1, 1999 the Company acquired Black Marlin Pipeline Company from Enron Pipeline Company (Enron), for $5,404,270 cash. In addition, Enron has a purchase option to repurchase between 25% and 33 1/3% of the Black Marlin Pipeline System if it becomes exempt from rate or tariff regulation under the Natural Gas Act of 1938 by the Federal Energy Regulatory Commission. This option expires on the earlier of the third anniversary of the notice that the Black Marlin pipeline is exempt from rate or tariff regulation or March 1, 2004. Black Marlin Pipeline Company owns the 75 mile Black Marlin Pipeline System located in the High Island area off the Texas Gulf Coast extending across Galveston Bay to shore facilities in Texas City, Texas. This acquisition was funded by selling a one-sixth (1/6) undivided interest in the Company's Blue Dolphin Pipeline System, the Black Marlin Pipeline System and the inactive Omega Pipeline to WBI Southern, Inc. ("WBI") for $3,713,000 and selling a one-third (1/3) undivided interest in the Black Marlin Pipeline System to MCNIC Pipeline Processing Company ("MCNIC") for $1,801,423. MCNIC owns a one-third (1/3) undivided interest in the Blue Dolphin Pipeline System. The sale to WBI provides for conditional consideration to be paid by WBI to the Company of up to $500,000 during a four year term ending February 28, 2003, if certain cash flow targets are achieved.

  (4) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the bank credit facility approximates fair value as interest rates

                                    40
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      associated with this debt are variable and are based on prevailing market rates. The carrying value of the note payable approximates fair value at December 31, 1998 and 1997.

    (5)  INCOME TAXES

      Income tax expense for 1998, 1997 and 1996 consists of:

                                        1998            1997        1996
                                     -----------       -------      ------
               Current:
                  Federal .....      $      --          25,466        --
                  State .......           14,170        50,800      12,247
               Deferred - federal     (3,113,980)      469,965      50,542
                                     -----------       -------      ------
                                     $(3,099,810)      546,231      62,789
                                     ===========       =======      ======

      The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

                                                            1998          1997
                                                         -----------    ----------
               Deferred tax assets:
                  Accrued abandonment costs ..........   $    84,541        73,796

                  Net operating loss carryforwards ...     2,685,789     2,106,646
                  Alternative minimum tax credit .....       244,444       254,363
                  Basis differences in property and
                    equipment ........................        29,295          --
                                                         -----------    ----------
                    Total gross deferred tax assets ..     3,044,069     2,434,805
               Deferred tax liabilities:
                  Basis differences in property and
                       equipment .....................          --      (3,504,717)
                  State tax ..........................       (34,009)      (34,009)
                                                         -----------    ----------
                     Total gross deferred tax liability      (34,009)   (3,538,726)
                                                         -----------    ----------
                     Net deferred tax asset (liability)    3,010,060    (1,103,921)

                     Less valuation allowance ........    (1,000,000)         --
                                                         -----------    ----------
               Deferred tax asset (liability).........   $ 2,010,060    (1,103,921)
                                                         ===========    ==========

                                    41
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that the valuation allowance at December 31, 1998 reduces the deferred tax assets to amounts for which the benefit of such deferred tax assets are expected to be fully utilized.

      The Company's effective tax rate applicable to continuing operations in 1998, 1997 and 1996 differs from the expected tax rate of 34% due to the following:


                                                         1998     1997    1996
                                                         ----     ----    ----
      Expected tax rate ..............................     34%      34%     34%
      State taxes, net of federal benefit ............   --          1%      5%
      Expenses not deductible for tax purposes .......   --          1%      1%
      Increase in valuation allowance recognized
          in earnings ................................     (8%)   --      --
                                                         ----     ----    ----
                                                           26%      36%     40%
                                                         ====     ====    ====

      At December 31, 1998, the Company had the following estimated net operating loss carryforwards (NOL):

                       YEAR OF                       NET OPERATING LOSS
                     EXPIRATION                        CARRYFORWARDS
                     ----------                      ------------------
                        2002 ....................    $          511,551
                        2003 ....................             1,954,812
                        2004 ....................             2,066,517
                        2006 ....................             1,011,469
                        2007 ....................               402,349
                        2011 ....................               311,844
                        2018 ....................             1,640,839
                                                     ------------------
                                                     $        7,899,381

      The Tax Reform Act of 1986 significantly limits the amount of NOL available to offset future taxable income when a change in ownership occurs. Such a limitation

                                    42
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      of the NOL in a given year could prevent the Company from realizing the full benefit of the NOL within the 15-year statutory limit. The Company had two changes in ownership prior to 1998. The Company believes that the limitation, if any, would not have a significant impact on the consolidated financial statements.

      The Company has an alternative minimum tax credit carryforward of $244,444 that does not expire and may be applied to reduce regular tax to an amount not less than the alternative minimum tax payable in any one year.

  (6) LONG-TERM DEBT

      The Company maintains a reducing revolving credit facility (Loan Agreement) with Bank One, Texas, N.A. (Bank One), in an amount of $10,000,000. At December 31, 1998, the borrowing base under the Loan Agreement was $800,000 reducing $60,000 per month. The borrowing base is redetermined semi-annually. On the first day of each month interest is due and payable on the outstanding loan balance at the rate of 1.25% above Bank One's prime rate of interest. Borrowings under the Loan Agreement are secured by first liens on the Buccaneer Field, the Blue Dolphin Pipeline, the Buccaneer Pipeline, the Freeport, Texas acreage and the Shore Facilities. The maturity date under the Loan Agreement is January 14, 2000.

      The Loan Agreement includes certain restrictive covenants, including a restriction of the payment of dividends on capital stock and the maintenance of certain financial coverage ratios. At December 31, 1998 the company has received waivers from Bank One on the debt covenants.

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

                                    43
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Long-term debt at December 31, 1998 and 1997 is as follows:

                                                         DECEMBER 31,
                                                   -----------------------
                                                      1998         1997
                                                   ----------    ---------
               $10,000,000 bank credit facility,
                 $800,000 borrowing base interest
                 payable monthly at prime rate
                 (8. 5% at December 31, 1998)
                 plus 1.25%. Borrowing availability
                 and reducing base amount are
                 redetermined semiannually ....    $  210,000       10,000

               $2,050,600 notes payable, interest at
                 10.25% per annum payable
                 semi-annually, principal due
                 December 31, 2000  ...........     2,050,600    2,050,600
                                                   ----------    ---------
                                                    2,260,600    2,060,600
               Less current maturities ........       200,000         --
                                                   ----------    ---------
                                                   $2,060,600    2,060,600
                                                   ==========    =========

     (7) STOCKHOLDERS' EQUITY

      Effective December 31, 1996, the holders of all 970,698 outstanding shares of the Company's Series A, Cumulative Convertible Preferred Stock, $.10 par value, converted their shares in accordance with the terms of the Preferred Stock into an equivalent number of shares of the Common Stock of the Company. The holders of the Preferred Stock agreed to accept as payment in full of their cumulative dividends, which totaled $2,050,600 at December 31, 1996, promissory notes in a principal amount equal to the cumulative dividends.

      Under the terms of the Preferred Stock, holders were entitled to receive dividends in the annual amount of $.02 per share which were cumulative from the date of issue, were convertible at the option of the holder into one share of the Company's Common Stock for each share of Preferred Stock, and had equal voting rights

                                    44
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      with the Common Stock, except that the holders of the Preferred Stock were entitled to elect a majority of the Board of Directors as a result of the dividend arrearage being more than three years.

      In December 1997, the Company effected a one-for-fifteen reverse stock split of its common stock. As a result of the reverse stock split, the number of shares of common stock was decreased to 10,000,000 shares authorized and 4,479,133 shares outstanding from 100,000,000 shares authorized and 67,186,971 shares outstanding, respectively, immediately prior to the reverse stock split. The stockholders' equity accounts on the accompanying financial statements have been restated to give retroactive recognition to the reverse stock split for all periods presented. In addition, all references to number of shares of common stock and per share amounts have been restated throughout these financial statements.

  (8) STOCK OPTIONS

      The Company adopted a new stock option plan in 1996 (the Plan). The stock subject to the options and other provisions of the Plan are shares of the Company's Common Stock, $.01 par value (the Stock). The total amount of the Stock with respect to which options may be granted shall not exceed in the aggregate 10% of the number of issued and outstanding shares of Common Stock of the Company. The stock options become exercisable from time to time in part or as a whole, as the Compensation Committee (the Committee), appointed by the Board of Directors, or the Board of Directors in their discretion may provide. However, the Committee shall not grant options which may become exercisable in any one calendar year to purchase more than one-third of the maximum amount granted. All options expire five years after the date of grant. The price of options granted may not be less than eighty-five percent of the fair market value of the Stock on the date the option is granted. Optionees must continue their association with the Company for six months after exercising the options, or the underlying stock reverts to the Company. All shares issued for options exercised in the current year are restricted at December 31, 1998. The Company's previous stock option plan, with terms and conditions essentially the same as those of the Plan, expired in 1995.

                                    45
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At December 31, 1998 the Company has reserved a total of 553,475 shares of Common Stock for issuance under the above mentioned stock option plans, of which 47,418 shares relate to options granted prior to 1996, under the previous stock option plan. The outstanding stock options granted to key employees, officers and directors, for the purchase of shares of the Company's Common Stock, are as follows:

                                                              EXERCISE
                                                           PRICE PER SHARE
                                                           ---------------
                                                SHARES      FROM      TO
                                               --------    ------   ------
      Balance, December 31, 1996 ...........    197,000     0.938    4.383
                                               ========    ======   ======

         Granted ...........................     53,690     3.825    3.825
         Exercised .........................    (51,340)    0.938    4.383
                                               --------    ------   ------
      Balance, December 31, 1997 ...........    199,350     2.391    4.383
                                               ========    ======   ======
         Expired ...........................    (32,005)    4.383    2.789
         Exercised .........................    (12,780)    2.789    2.789
                                               --------    ------   ------
      Balance, December 31, 1998 ...........    154,565     2.789    4.383
                                               ========    ======   ======

      The weighted average exercise price per share was $2.789 and $1.301 in 1998 and 1997, respectively.

      As of December 31, 1998, options for 36,779 shares of stock were immediately exercisable. No options where granted in 1998. Pursuant to the requirements of FASB No. 123, the weighted average fair market value of options granted during 1997 and 1996 are $2.66 and $2.50, respectively. The closing bid prices for the Company's stock at the date the options were granted during 1997 and 1996 are $4.50 and $4.69, respectively. The fair market value pursuant to FASB No. 123 of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 80% and 67% and risk-free interest rates of 3.75% and 5.89% for grants in 1997 and 1996, respectively, and an expected life of 3 years. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's Common Stock and overall stock market conditions. There is no assurance the value realized by an optionee will

                                    46
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      be at or near the value estimated by the Black-Scholes model.

      As discussed in note 1, no compensation expense has been recorded in 1998, 1997, and 1996 for stock options granted. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards made after December 31, 1995 under those plans, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                           YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                         1998         1997       1996
                                                     -----------    ---------  --------
                 Net income (loss)     As reported   $(9,059,979)   $ 983,095  $ 92,302
                                       Pro forma      (9,172,801)     821,555   (33,483)
                 Basic earnings (loss) As reported         (2.02)        0.22     (0.06)
                     per share         Pro forma           (2.04)        0.18     (0.10)
                 Diluted earnings      As reported         (2.02)        0.22     (0.06)
                    (loss) per share   Pro forma           (2.04)        0.18     (0.10)

      Outstanding options at December 31, 1998 expire between August 9, 1999 and December 25, 2002.

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

  (9) RELATED PARTY TRANSACTIONS

      Related party transactions which are not disclosed elsewhere in these consolidated financial statements are discussed in the following paragraph.

      In 1992, the Company entered into a contract with a company, in which a director of the Company is a principal, for business development consulting services. The Company paid $71,250, $90,000 and $91,600 under the contract in 1998, 1997 and 1996, respectively. The contract was terminated October 15, 1998.

                                    47
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (10) LEASES

      The Company has various noncancelable operating leases which continue through 2006.

      The following is a schedule of future minimum lease payments required under noncancelable operating leases at December 31, 1998:

               YEARS ENDING
               DECEMBER 31,
               ------------
                  1999.....................     $  136,310
                  2000.....................        136,310
                  2001.....................        136,310
                  2002.....................        136,310
                  Thereafter...............        595,723
                                                ----------
                                                $1,140,963
                                                ==========

      Rental expense under operating leases for the years indicated are as follows:

               YEARS ENDING
               DECEMBER 31,
               ------------
                  1998.....................     $  119,490
                  1997.....................        222,838
                  1996.....................        213,603

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

                                    48
                                                                     (Continued)

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

      In July 1994, BDEX entered into a Regional 3-D Seismic Data Acquisition and Purchase Agreement with a third-party provider of seismic data. The term of the agreement is 5 years and provides BDEX access to the third-party's 3-D and 2-D seismic data base. At December 31, 1998, BDEX's minimum commitment during the remainder of the agreement is $450,000.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position.


 (12) BUSINESS SEGMENT INFORMATION

      The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                    49
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                OPERATING                      DEPLETION,
                                                                INTERSEGMENT     INCOME       IDENTIFIABLE   DEPRECIATION AND
                                                  REVENUES        REVENUES      (LOSS)(1)        ASSETS      AMORTIZATION(2)
                                                 -----------    ------------   -----------    ------------   ----------------
                   Year ended December 31, 1998:
                        Oil and gas exploration
                            and production ...   $   777,829           8,000   (12,448,875)      5,253,370            179,384
                        Pipeline operations ..     2,818,921          29,976       739,610       2,453,396            193,086
                        Other ................       (37,977)                     (341,377)      7,475,044             28,512
                                                 -----------                   -----------    ------------   ----------------
                        Consolidated .........     3,558,773            --     (12,050,642)     15,181,810            400,982
                        Other income (expense)                                    (109,147)
                                                                               -----------
                        Loss before income taxes                               (12,159,789)


                   Year ended December 31, 1997:
                        Oil and gas exploration
                            and production ...   $   828,013           8,000      (384,459)     16,485,333            174,988
                        Pipeline operations ..     4,192,343          29,750     2,308,995       2,432,416            169,873
                        Other ................       (37,750)                     (438,681)      6,009,514             27,391
                                                 -----------                   -----------    ------------   ----------------
                   Consolidated ..............     4,982,606            --       1,485,855      24,927,263            372,252
                        Other income (expense)                                      43,471
                                                                               -----------
                        Income before income taxes                               1,529,326

                   Year ended December 31, 1996:
                        Oil and gas exploration
                            and production ...   $   863,381          11,333      (886,706)     17,018,210            177,365
                        Pipeline operations ..     3,305,527          29,007     1,386,710       2,418,128            158,281
                        Other ................       (40,340)                     (451,565)      4,790,273             52,760
                                                 -----------                   -----------    ------------   ----------------
                        Consolidated .........     4,128,568            --          48,439      24,226,611            388,406
                        Other income (expense)          --                         106,652
                                                                               -----------
                        Income before income taxes                                 155,091

      (1) Consolidated income from operations includes $273,600, $373,040 and $358,465 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $28,512, $27,392 and $52,760 for the years ended December 31, 1998, 1997 and 1996, respectively.

      (2) Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $26,340, for each of the years ended December 31, 1998, 1997 and 1996. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $56,718, $28,466 and $29,190 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                    50
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      See the supplemental disclosures for oil and gas producing activities for discussion of capitalized costs incurred for oil and gas production operations. Capital expenditures of $144,516 were incurred for pipeline operations for the year ended December 31, 1998.

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

                                    51
                                                                     (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        OIL AND GAS
                                                         SALES AND     PIPELINE
                                       OPERATING FEES   OPERATIONS       TOTAL
                                       --------------  -------------   ---------
            Apache Corporation .....   $      333,787      1,504,375   1,838,162
            The Dow Chemical Company          391,913         46,119     438,032
            Burlington Resources ...             --          429,186     429,186

            Apache Corporation .....   $      359,376      1,466,621   1,825,997
            The Coastal Corporation            39,905      1,111,885   1,151,790
            Burlington Resources ...             --          642,492     642,492
            The Dow Chemical Company          393,443        114,381     507,824

            The Coastal Corporation    $       49,085      1,281,147   1,330,232
            Apache Corporation .....          401,265        696,319   1,097,584
            The Dow Chemical Company          342,119        120,636     462,755

(13)   SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

      The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (SEC) and SFAS No. 69 DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Statement 69).

      At December 31, 1998, the Buccaneer Field accounted for 100% of the Company's future net cash flows from proved reserves.

      The timing and amount of estimated future development costs may significantly increase or decrease the Company's total proved and proved developed reserve volumes, the Standardized Measure of Discounted Future Net Cash Flows, and the components and changes therein.

                                    52
                                                                (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                      OIL         GAS
         QUANTITY OF OIL AND GAS RESERVES           (BBLS)       (MCF)
      ------------------------------------------   --------    -----------
      Total proved reserves at December 31, 1995    202,166     33,097,136
                                                   --------    -----------
      Revisions to previous estimates ..........     (6,477)      (201,823)
      Production ...............................     (1,887)      (180,269)
                                                   --------    -----------
      Total proved reserves at December 31, 1996    193,802     32,715,044
                                                   --------    -----------
      Revisions to previous estimates ..........     (8,500)    (1,125,504)
      Production ...............................     (1,156)      (176,986)
                                                   --------    -----------
      Total proved reserves at December 31, 1997    184,146     31,412,554
                                                   ========    ===========
      Revisions to previous estimates ..........      6,743        (40,387)
      Production ...............................     (1,628)      (177,260)
                                                   --------    -----------
      Total proved reserves at December 31, 1998    189,261     31,194,907
                                                   ========    ===========
      Proved developed reserves:
        December 31, 1998 ......................    113,183     18,070,961
        December 31, 1997 ......................    108,068     18,288,608
        December 31, 1996 ......................    117,724     19,591,098

                                    53
                                                                (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES

      The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of the dates indicated:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                              1998             1997
                                                           ------------    -----------
              Unproved properties and prospect generation
                costs not being amortized ..............   $  2,823,357      2,180,306
              Proved properties being amortized ........     18,387,449     18,287,197
              Less accumulated depletion, depreciation,
                amortization and impairment ............    (15,957,436)    (3,982,170)
                                                           ------------    -----------
                     Net capitalized costs .............   $  5,253,370     16,485,333
                                                           ============    ===========
              Accrued offshore platform and
                well abandonment costs .................   $   (292,081)      (297,458)

      At December 31, 1998 the Company recorded an impairment charge on its oil and gas properties and certain exploration activity costs of $12,011,544, resulting from lower oil and gas prices and changes to its development plans, whereby development of oil and gas properties have been deferred.

                                    54
                                                                (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      COSTS INCURRED IN OIL AND
      GAS PRODUCING ACTIVITIES

      The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the periods indicated:



                                                      DECEMBER 31,
                                              ----------------------------
                                                1998      1997      1996
                                              --------   -------   -------
      Property acquisition costs - unproved
         properties and prospect generation   $   --     471,861   584,728
      Exploration costs ...................    277,501      --        --
      Development costs ...................       --      23,685   105,069
                                              --------   -------   -------
                                              $277,501   495,546   689,797
                                              ========   =======   =======
         Depletion expense per Mcf
               equivalent produced ........   $   1.03      0.95      0.97
                                              ========   =======   =======

      STANDARDIZED MEASURE OF DISCOUNTED
      FUTURE NET CASH FLOWS

      The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of:

                                                           DECEMBER 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------    -----------
              Future cash inflows ................  $ 60,296,555     71,531,303
              Future development costs ...........    (9,782,601)    (9,807,601)
              Future production costs ............   (25,093,865)   (13,666,735)
                                                    ------------    -----------
              Future net cash inflows
                 before income taxes .............    25,420,089     48,056,967
              Future income taxes ................      (213,271)   (14,457,358)
                                                    ------------    -----------
              Future net cash flows ..............    25,206,818     33,599,609
              10% discount factor ................   (19,022,516)   (16,686,802)
                                                    ------------    -----------
                 Standardized measure of discounted
                     future net cash inflow .......  $  6,184,302     16,912,807
                                                     ============     ==========

      Future net cash flows at each year end, as reported in the above schedule, were

                                    55
                                                                (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      determined by summing the estimated annual net cash flows computed by: (1) multiplying estimated quantities of proved reserves to be produced during each year by current prices (at December 31, 1998, such prices were $10.03 per barrel of oil and $1.87 per Mcf of gas) and (2) deducting estimated expenditures to be incurred during each year to develop and produce the proved reserves (based on current costs). Income taxes were computed by applying year-end statutory rates to pretax net cash flows, reduced by the tax basis of the properties and available net operating loss carryforwards. The annual future net cash flows were discounted, using a prescribed 10% rate, and summed to determine the standardized measure of discounted future net cash flows.

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

                                    56
                                                                (Continued)

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Principal changes in the STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS attributable to the Company's proved oil and gas reserves for the periods indicated are as follows

                                                                                            DECEMBER 31,
                                                                           --------------------------------------------------
                                                                               1998                 1997               1996
                                                                           ------------         ----------         ----------
                  Sales and transfers, net of production costs * ..        $    433,346            489,564            996,305
                  Net change in estimated future development
                       costs ......................................              18,918            165,389           (105,110)
                  Net change in income taxes ......................           5,322,055            267,388         (1,748,864)
                  Revisions in previous quantity estimates ........                  34           (996,557)          (209,443)
                  Net changes in sales and transfer prices,
                       net of production costs ....................         (10,944,737)          (548,223)         5,566,602
                  Accretion of discount ...........................           2,277,393          2,432,226          1,885,846
                  Change in production rates (timing)
                       and other ..................................          (7,835,514)        (3,090,710)        (2,670,405)
                                                                           ------------         ----------         ----------
                              Net change ..........................        $(10,728,505)        (1,280,923)         3,714,931
                                                                           ============         ==========         ==========

      * 6% of the Company's estimated proved oil reserves and 7% of its estimated proved gas reserves were being produced at December 31, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

             None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement relating to its 1999 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement relating to its 1999 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement relating to its 1999 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement relating to its 1999 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1.   Financial Statements

          The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

                                                                            PAGE

              Consolidated Balance Sheets, at December 31, 1998
                and 1997......................................................28

              Consolidated Statements of Operations, for the
                years ended December 31, 1998, 1997, and 1996.................30

              Consolidated Statements of Stockholders' Equity, for the
                years ended December 31, 1998, 1997, and 1996.................31

              Consolidated Statements of Cash Flows, for the
                years ended December 31, 1998, 1997, and 1996.................32

              Notes to Consolidated Financial Statements......................33

       (a)    3.Exhibits:

    NO.            DESCRIPTION

    3.1  (1)  Certificate of Incorporation of the Company

    3.2 (2) Certificate of Correction to the Certificate of Incorporation of the Company dated June 30, 1987

    3.3 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated June 30, 1987

    3.4 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated December 11, 1989

    3.5 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated December 14, 1989

   3.6   (2)  Bylaws of the Company

   3.7   (8)  Certificate of Amendment to the Certificate of Incorporation of
              the Company dated December 8, 1997.

   4.1   (2)  Specimen Certificate of Blue Dolphin Energy Company Common Stock

   10.1  (1)  Blue Dolphin Energy Company 1985 Employee Stock Option Plan

   10.2  (7)  Blue Dolphin Energy Company 1996 Employee Stock Option Plan

   10.3  (3)  Gas Purchase Agreement between Dow Chemical Company and Ivory
              Production Co. dated May 1, 1991

   10.4  (4)  Loan Agreement by and among Blue Dolphin Energy Company, Blue
              Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. dba MEI Mission Energy, Inc., Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N. A., dated January 14, 1994

   10.5  (5)  Plan and Agreement of Merger between Petroport, L.C. and Blue
              Dolphin Acquisition Company dated March 8, 1995

   10.6  (6)  First Amendment to Loan Agreement dated January 14, 1994 by and among Blue Dolphin Energy Company, Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. d/b/a MEI Mission Energy, Inc., Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N.A., dated February 7, 1995

   10.7  (6)  Second Amendment to Loan Agreement dated January 14, 1994 by and among Blue Dolphin Energy Company, Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. d/b/a MEI Mission Energy, Inc., Blue Dolphin Exploration Company, previously known as Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N. A., dated December 22, 1995

   10.8  (7)  Third Amendment to Loan Agreement dated January 14, 1994 by and among Blue Dolphin Energy Company, Blue Dolphin Pipe Line Company, Buccaneer Pipe Line Co., Mission Energy, Inc. d/b/a MEI Mission Energy, Inc., Blue Dolphin Exploration Company, previously known as Ivory Production Co., Blue Dolphin Services Co., and Bank One, Texas, N. A., dated November 5, 1996.

   10.9  (9)  Asset Purchase Agreement between WBI Southern, Inc., Blue Dolphin
              Pipeline Company, Buccaneer Pipe Line Co. and Mission Energy, Inc.

   10.10 (9)  Purchase and Sale Agreement between Enron Pipeline Company, Black
              Marlin Energy Company and Blue Dolphin Energy Company

   10.11 (9)  Asset Purchase Agreement between WBI Southern, Inc., Black Marlin
              Pipeline Company and Black Marlin Energy Company

   10.12 (9)  Asset Purchase Agreement between MCNIC Offshore Pipeline &
              Processing Company, Black Marlin Pipeline Company and Black Marlin Energy Company

   21.1  (6)  List of Subsidiaries of the Company

   23.1 Consent of Gerald W. DuPont Enterprises, Inc., independent petroleum engineers

   27.1       Financial Data Schedule

-------------

(1) Incorporated herein by reference to Exhibits filed in connection with Registration Statement on Form S-4 of ZIM Energy Corp. filed under the Securities Act of 1933 (Commission File No. 33-5559).

(2) Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1989 under the Securities and Exchange Act of 1934, dated March 30, 1990 (Commission File No. 000-15905).

(3) Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1991 under the Securities and Exchange Act of 1934, dated March 27, 1992 (Commission File No. 000-15905).

(4) Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1993 under the Securities and Exchange Act of 1934, dated March 30, 1994 (Commission File No. 000-15905).

(5) Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1994 under the Securities and Exchange Act of 1934, dated March 28, 1995 (Commission File No. 000-15905).

(6) Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1995 under the Securities and Exchange Act of 1934, dated March 29, 1996 (Commission File No. 000-15905).

(7) Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1996 under the Securities and Exchange Act of 1934, dated March 31, 1997 (Commission File No. 000-15905).

(8) Incorporated herein by reference to Exhibits filed in connection with the definitive Information Statement on Schedule 14C of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated November 18, 1997 (Commission File No. 000-15905).

(9) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated March 1, 1999 (Commission File No. 000-15905).

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

                                      Date:  March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                        DATE
       ---------                         -----                        ----
/s/ MICHAEL J. JACOBSON           President (principal          March 30, 1999
Michael J. Jacobson                executive officer)


/s/ G. BRIAN LLOYD                Vice President, Treasurer     March 30, 1999
G. Brian Lloyd                   (principal accounting officer)


/s/ IVAR SIEM                     Chairman                      March 30, 1999
Ivar Siem


/s/ HARRIS A. KAFFIE              Director                      March 30, 1999
Harris A. Kaffie


/s/ DANIEL B. PORTER              Director                      March 30, 1999
Daniel B. Porter


/s/ MICHAEL S. CHADWICK           Director                      March 30, 1999
Michael S. Chadwick