Form 10-Q
period 1999-03-31
BLUE DOLPHIN ENERGY CO
filed 1999-05-17
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended:      MARCH 31, 1999

                                       or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to ________________

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

                                (713) 227-7660
             (Registrant's telephone number, including area code)

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

           4,524,627 SHARES $.01 PAR VALUE OUTSTANDING AT APRIL 30, 1999

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

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     MARCH 31,     DECEMBER 31,
                                                       1999            1998
                                                   ------------    ------------
                                                    (Unaudited)
                           ASSETS
Current Assets:
   Cash ........................................   $    382,858    $    593,509
   Trade accounts receivable ...................      1,386,820         771,268
   Crude oil inventory .........................         20,032           5,248
   Prepaid expenses ............................        188,649         152,340
                                                   ------------    ------------
                    Total Current Assets .......      1,978,359       1,522,365

Property and Equipment, at cost, using full cost
    method for oil and gas properties ..........     26,700,574      24,980,278

  Accumulated depletion, depreciation
    and amortization ...........................    (16,979,967)    (17,172,057)
                                                   ------------    ------------
                                                      9,720,607       7,808,221

Land ...........................................        930,500       1,133,333
Acquisition and development costs - Petroport ..      1,536,664       1,576,391
Other Assets ...................................      2,725,269       3,141,500
                                                   ------------    ------------

                        Total Assets ...........   $ 16,891,399    $ 15,181,810
                                                   ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .......   $  1,635,408    $    906,160
   Current portion of accrued abandonment costs         206,000         206,000
   Current portion of long term debt ...........        410,000         200,000
   Accrued interest payable ....................         54,764         105,662
                                                   ------------    ------------
                 Total Current Liabilities .....      2,306,172       1,417,822

Long-Term Debt, less current portion ...........      2,050,600       2,060,600
Accrued Abandonment Costs, less current portion            --           108,594


Common Stock ...................................         45,246          45,046
Additional Paid-in Capital .....................     17,715,633      17,700,833
Accumulated Deficit since January 1, 1990 ......     (5,226,252)     (6,151,085)
                                                   ------------    ------------

                   Total Liabilities and
                    Stockholders' Equity .......   $ 16,891,399    $ 15,181,810
                                                   ============    ============

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                           --------------------------
                                                                               1999           1998
                                                                           -----------    -----------
Revenue from operations:
    Pipeline operations ................................................   $   435,855    $   796,655
    Oil and gas sales and operating fees ...............................       148,587        201,382
                                                                           -----------    -----------
                    REVENUE FROM OPERATIONS ............................       584,442        998,037

Cost of operations:
    Pipeline operating expenses ........................................       190,099        195,735
    Lease operating expenses ...........................................       157,998        143,817
    Repair and maintenance costs .......................................       157,900         94,550
    Depletion, depreciation, and amortization ..........................       101,107         97,351
                                                                           -----------    -----------
                    COST OF OPERATIONS .................................       607,104        531,453
                                                                           -----------    -----------
                    INCOME (LOSS) FROM OPERATIONS ......................       (22,662)       466,584

Other income (expense):
    General and administrative .........................................      (477,308)      (363,790)
    Interest expense ...................................................       (59,318)       (51,714)
    Gain on sale of assets .............................................     2,068,986           --
    Interest and other income ..........................................        13,660         33,661
                                                                           -----------    -----------
                    INCOME BEFORE INCOME TAXES AND CUMULATIVE
                    EFFECT OF A CHANGE IN AN ACCOUNTING PRINCIPLE ......     1,523,358         84,741

                    Provision for income taxes
                                                                              (518,191)       (39,900)
                                                                           -----------    -----------
Income before cumulative effect of a change in an accounting principle .     1,005,167    $    44,841

Cumulative effect at January 1, 1999 of a change in accounting principle
for start up costs, net of income tax benefit of $41,480 ...............       (80,334)          --
                                                                           -----------    -----------
Net income .............................................................   $   924,833         44,841
                                                                           ===========    ===========
Earnings per common share-basic
   Income before accounting change ....................................   $       0.22           --
   Cumulative effect of a change in accounting principle ...............         (0.02)          --
                                                                           -----------
   Net income ..........................................................   $      0.20    $      0.01
                                                                           ===========    ===========
Earnings per common share-diluted
    Income before accounting change ....................................   $      0.22           --
    Cumulative effect of a change in accounting principle ..............         (0.02)           --
                                                                           -----------
    Net income .........................................................   $      0.20    $      0.01
                                                                           ===========    ===========
Weighted average number of common shares outstanding and
   dilutive potential common shares:
    Basic ..............................................................     4,517,960      4,491,847
                                                                           ===========    ===========
    Diluted ............................................................     4,544,895      4,510,348
                                                                           ===========    ===========

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                          --------------------------
                                                                             1999           1998
                                                                          -----------    -----------
OPERATING ACTIVITIES
    Net income ........................................................   $   924,833    $    44,841
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization ...............       101,107         97,351
               Deferred income taxes ..................................       463,199         13,100
               Change in accounting principle .........................       121,814
               Gain on sale of assets .................................    (2,068,986)          --
               Changes in operating assets and liabilities:
                   Increase in trade accounts receivable ..............      (615,552)      (143,972)
                   Increase in crude oil inventory and prepaid expenses       (51,093)       (39,813)
                   Increase in accounts payable and
                           other current liabilities ..................       840,910         22,693
                                                                          -----------    -----------
            NET CASH  USED IN OPERATING ACTIVITIES ....................      (283,768)        (5,800)

INVESTING ACTIVITIES
    Oil and gas prospect generation costs .............................       (71,620)       (42,493)
    Exploration and development costs .................................          --         (228,156)
    Purchases of property and equipment ...............................    (5,436,183)       (55,606)
    Net proceeds from sale of assets ..................................     5,497,923           --
    Increase in other assets ..........................................       (46,967)          --
    Funds escrowed for abandonment costs ..............................          --          (47,018)
    Development costs - Petroport .....................................       (85,036)       (53,348)
                                                                          -----------    -----------
            NET CASH USED IN INVESTING ACTIVITIES .....................      (141,883)      (426,621)

FINANCING ACTIVITIES
    Net proceeds from borrowings ......................................       200,000           --
    Other .............................................................        15,000           --
                                                                          -----------    -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES .................       215,000           --
                                                                          -----------    -----------
            DECREASE IN CASH ..........................................      (210,651)      (432,421)

CASH AT BEGINNING OF YEAR .............................................       593,509      1,756,294
                                                                          -----------    -----------
CASH AT MARCH 31, .....................................................   $   382,858    $ 1,323,873
                                                                          ===========    ===========
SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid .....................................................   $   110,216    $   106,115
                                                                          ===========    ===========
    Income taxes refunded .............................................   $      --      $  (142,729)
                                                                          ===========    ===========

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                 MARCH 31, 1999


EARNINGS PER SHARE

The Company applies the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share. SFAS No. 128 requiring the presentation of basic earnings per share (EPS) which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.

The following table provides a reconciliation between basic and diluted earnings per share:

                                                             WEIGHTED
                                                              AVERAGE
                                                              COMMON
                                                              SHARES
                                                           OUTSTANDING
                                                           AND DILUTIVE    PER
                                                  NET       POTENTIAL     SHARE
                                                INCOME    COMMON SHARES   AMOUNT
                                              ---------   -------------   ------
      Three Months ended March 31, 1999:
          Basic earnings ..................   $ 924,833       4,517,960   $ 0.20
          Effect of dilutive stock options         --            26,935     --
                                              =========   =============   ======
          Diluted earnings ................   $ 924,833       4,544,895   $ 0.20
                                              =========   =============   ======
      Three Months ended March 31, 1998:
          Basic earnings ..................   $  44,841       4,491,847   $ 0.01
          Effect of dilutive stock options         --            18,501     --
                                              =========   =============   ======
          Diluted earnings ................   $  44,841       4,510,348   $ 0.01
                                              =========   =============   ======

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has capitalized certain costs incurred in connection with a new business segment, and SOP 98-5 required that such costs be charged to results of operations upon its adoption. The Company adopted the requirements of SOP 98-5 as of January 1, 1999 resulting in a cumulative effect of a change in an accounting principle of $80,334, net of income tax benefit of $41,384.

BUSINESS SEGMENT INFORMATION

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the three months ended March 31, 1999 and 1998, and at March 31, 1999 and December 31, 1998 is as follows:

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

                                                                          OPERATING       DEPLETION,
                                                         INTERSEGMENT      INCOME      DEPRECIATION AND
                                            REVENUES       REVENUES       (LOSS)(1)    AMORTIZATION (2)
                                           ----------    ------------    ----------    ----------------
Three months ended March 31, 1999:
    Oil and gas exploration
      and production ...................   $  150,086           1,500      (173,583)             25,666
    Pipeline operations ................      440,110           4,254       159,801              66,561
    Other ..............................       (5,754)                     (486,188)              8,880
                                           ----------                    ----------    ----------------
    Consolidated .......................      584,442                      (499,970)            101,107
    Other income (expense) .............                                  2,023,328
                                                                         ----------
    Loss before income taxes ...........                                  1,523,358

Three months ended March 31, 1998:
    Oil and gas exploration
      and production ...................   $  203,382           2,000       (63,102)             46,887
    Pipeline operations ................      803,981           7,326       536,289              43,861
    Other ..............................       (9,326)                     (370,393)              6,603
                                           ----------                    ----------    ----------------
    Consolidated .......................      998,037                       102,794              97,351
    Other income (expense) .............                                    (18,053)
                                                                         ----------
    Loss before income taxes ...........                                     84,741

                                                                    IDENTIFIABLE
                                                                        ASSETS
                                                                    ------------
Three months ended March 31, 1999:
    Oil and gas exploration
      and production ...........................................    $  6,565,924
    Pipeline operations ........................................       6,620,486
    Other ......................................................       4,015,084
                                                                    ------------
    Consolidated ...............................................      17,201,494

Year ended December 31, 1998
    Oil and gas exploration
      and production ...........................................    $  5,253,370
    Pipeline operations ........................................       2,453,396
    Other ......................................................       7,475,004
                                                                    ------------
    Consolidated ...............................................      15,181,810

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

      1. Consolidated income from operations includes $20,219 and $30,370 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $3,310 and $3,503 for the three months ended March 31, 1999 and 1998, respectively.

      2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $6,035 and $6,385 for the three months ended March 31, 1999 and 1998, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $5,337 and $7,309 for the three months ended March 31, 1999 and 1998, respectively.

ASSET ACQUISITION/DIVESTITURE

On March 1, 1999 the Company acquired Black Marlin Pipeline Company (BMPC) from Enron Pipeline Company for $5,404,270 cash. BMPC is the owner of the 75 mile Black Marlin Pipeline System, see Part I, Item 1. "Business" in the Company's December 31, 1998 Form 10-K for a description of the Black Marlin Pipeline System. This acquisition was funded by selling a one-sixth (1/6) undivided interest in the Company's Blue Dolphin Pipeline System, the Black Marlin Pipeline System and the Omega Pipeline to WBI Southern Inc. (WBI) for $3,713,000 and selling a one-third (1/3) undivided interest in the Black Marlin Pipeline System to MCNIC Pipeline & Processing Company (MCNIC) for $1,801,423. MCNIC owns a one-third (1/3) undivided interest in the Blue Dolphin Pipeline System. The Company recognized a gain of $2,068,986 in connection with the sale of a one-sixth interest in the Blue Dolphin Pipeline System on March 1, 1999.

The following unaudited pro forma information for the three months ended March 31, 1999 and 1998, presents a summary of consolidated results of operations as if the acquisition/divestiture made in 1999 had occurred on January 1, 1998 with pro forma adjustments to give effect to depreciation and certain other adjustments together with related income tax effects (in thousands, except per share amounts):

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
Revenues ...........................................   $      906     $    1,319

Net earnings .......................................   $1,002,509     $2,191,503

Basic and diluted earnings per share ...............   $     0.22     $     0.49

The above pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on January 1, 1998.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Certain of the statements included below, including those regarding future financial performance or results, or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "plan" "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, prices of crude oil and natural gas, regulatory changes, general economic conditions, interest rates and competition. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Condensed Consolidated Financial Statements included in Item 1. of this report.

On March 1, 1999 the Company acquired Black Marlin Pipeline Company (BMPC) from Enron Pipeline Company for $5,404,270 cash. BMPC is the owner of the 75 mile Black Marlin Pipeline System, see Part I, Item 1. "Business" in the Company's December 31, 1998 Form 10-K for a description of the Black Marlin Pipeline System. This acquisition was funded by selling a one-sixth (1/6) undivided interest in the Company's Blue Dolphin Pipeline System, the Black Marlin Pipeline System and the Omega Pipeline to WBI Southern Inc. (WBI) for $3,713,000 and selling a one-third (1/3) undivided interest in the Black Marlin Pipeline System to MCNIC Pipeline & Processing Company (MCNIC) for $1,801,423. MCNIC owns a one-third (1/3) undivided interest in the Blue Dolphin Pipeline System.

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

FINANCIAL CONDITION

At March 31, 1999, the Company had a working capital deficit of $327,813 representing a decrease of $432,356 as compared with working capital of $104,543 at December 31, 1998.

The Company is currently attempting to replenish its working capital. During the year ended December 31, 1998 and the three months ended March 31, 1999, working capital has been used for planned investments in longer term, high potential programs. A private placement offering of Company common stock and/or debentures is currently being pursued. If successful the Company expects to receive proceeds of $2,000,000 to $4,000,000.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. ("Loan Agreement"). Effective March 1, 1999, the borrowing base was adjusted to $620,000 reducing by $60,000 per month beginning April 1, 1999. The borrowing base and reducing amount are redetermined semi-annually. The maturity date is January 14, 2000, when the then outstanding principal balance, if any, is due and payable. At March 31, 1999 the outstanding balance under the credit facility was $410,000. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios. At March 31, 1999, the Company was in compliance with the financial coverage ratios.

As a result of a previous annual inspection by the Minerals Management Service, the Company is required to remove an inactive satellite platform in the Buccaneer Field. Removal of the satellite platform and site clearance is expected to take place in 1999, at an estimated cost of approximately $206,000.

In order to enhance the productivity of the prospect generation program, during 1998 the Company transitioned from use of consulting geologists and geophysicists to a 100% in house effort. Annual incremental costs associated with changing to a 100% in house effort is approximately $700,000. The Company currently is seeking participants for available interests in its 1998/1999 program. Additionally, funding is being sought which would permit the Company to directly participate as a working interest owner in and be designated operator for prospects generated. The Company has placed a 50% interest in its 1998/1999 program, whereby in exchange for certain participation rights, the participant partially funds the costs associated with the program. The remaining program costs will be reimbursed to the Company as prospects are developed and leases acquired. The Company is continuing its efforts to attract program participants. The Company had previously entered into a multi-year 3-D seismic data acquisition and licensing agreement, whereby a minimum of $1,500,000 has been committed over a 5 year period ending July 31, 1999 to acquire 3-D seismic data. The remaining commitment under this agreement is $450,000.

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

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)

RESULTS OF OPERATIONS

The Company reported net income for the three months ended March 31, 1999, (current period) of $924,833, compared to net income of $44,841 reported for the first quarter 1998 (previous period). The increase is primarily due to the gain on sale of a one-sixth (1/6) interest in the Blue Dolphin Pipeline System of $2,068,986.

REVENUES:

Revenues for the current period decreased by $413,595 or 41% to $584,442 compared to revenues of $998,037 reported for the previous period.

Current period revenues from pipeline operations decreased by $360,800 or 45% from the previous period due to a 48% decrease in gas volumes transported.

Revenues from oil and gas sales and operating fees for the current period decreased by $52,795 or 26% from those of the previous period due to normal production declines.

COSTS AND EXPENSES:

Repair and maintenance costs for the current period increased by $63,350 due primarily to repairs and modifications to the Buccaneer Field production platforms and facilities of approximately $75,854.

General and administrative expenses for the current period increased $113,518, or 31% from the previous period principally due to an increase in staff costs primarily associated with an asset acquisition and consulting fees associated with potential asset acquisitions.

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

Accordingly, the Company has initiated a plan to address the Year 2000 issues associated with its operations and business. The plan includes several phases;
(i) assessment of all of the Company's systems and technology; (ii) testing of existing systems and technology, both financial and operational; (iii) modification to or replacement of non-compliant systems and technology; (iv) communication with key business partners regarding Year 2000 issues; and (v) contingency planning.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)

In planning and developing the project, the Company has considered both its information technology (IT) and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Non-IT systems include alarm systems, measurement devices, fax machines, and other miscellaneous equipment. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, testing, and remediation efforts.

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

In a recent Securities and Exchange Commission release regarding Year 2000 disclosures, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenario the Company may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of oil and gas producers transporting production through the Company's pipeline systems, widespread failure of electrical, gas, and similar supplies by utilities serving the Company; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Company and its employees, contractors, suppliers and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's mission-critical information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as oil and gas rigs, oil and gas pipelines and gas plants. The effects of which would have a cumulative material adverse impact on the Company. Among other things, the Company could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. The Company could also experience the inability by customers to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effect on the Company, and the diminution of the

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)

Company's revenues, would be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on the Company, and the diminution of the Company's revenues, from a domestic or global recession or depression is also likely to be material, although not quantifiable at this time.

As of March 31, 1999, the Company has incurred minimal costs in connection with Year 2000 compliance. The Company intends to complete its Year 2000 compliance projects by July 1999 and does not anticipate any additional costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates as discussed below.

COMMODITY PRICE RISK- The Company produces and sells natural gas, crude oil, and natural gas liquids. As a result, the Company's financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces. The Company has not used derivative products in the past to manage commodity price risk.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          The Company's Proxy Statement dated April 12, 1999 is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

          A)     Exhibits - None

          B) Form 8-K - The Company's Form 8-K filed March 15, 1999 is incorporated herein by reference.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By:  BLUE DOLPHIN ENERGY COMPANY



Date: MAY 14, 1999                  /S/ MICHAEL J. JACOBSON
                                    Michael J. Jacobson
                                    President and Chief Executive Officer


                                    /S/ G. BRIAN LLOYD
                                    G. Brian Lloyd
                                    Vice President, Treasurer