Form 10-Q
period 1999-06-30
BLUE DOLPHIN ENERGY CO
filed 1999-08-13
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended:   JUNE 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________________ to _________________

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

          4,916,627 SHARES $.01 PAR VALUE OUTSTANDING AT AUGUST 4, 1999

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION


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

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,      December 31,
                                                       1999            1998
                                                   ------------    ------------
                                                    (Unaudited)
                           ASSETS
Current Assets:
   Cash ........................................   $  1,732,016    $    593,509
   Trade accounts receivable ...................      1,044,724         771,268
   Crude oil inventory .........................         20,338           5,248
   Prepaid expenses ............................        156,174         152,340
                                                   ------------    ------------
                    Total Current Assets .......      2,953,252       1,522,365

Property and Equipment, at cost, using full cost
    method for oil and gas properties ..........     26,582,688      24,980,278

Accumulated depletion, depreciation
    and amortization ...........................    (17,089,584)    (17,172,057)
                                                   ------------    ------------
                                                      9,493,104       7,808,221

Land ...........................................        930,500       1,133,333
Acquisition and development costs - Petroport ..      1,629,628       1,576,391
Other Assets ...................................      2,982,247       3,141,500
                                                   ------------    ------------
                        Total Assets ...........   $ 17,988,731    $ 15,181,810
                                                   ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .......   $  1,370,050    $    997,852
   Current portion of accrued abandonment costs            --           206,000
   Current portion of long term-debt ...........        410,000         200,000
   Accrued income taxes payable ................         60,184          13,970
                                                   ------------    ------------
                  Total Current Liabilities ....      1,840,234       1,417,822

Long-Term Debt, less current portion ...........      2,050,600       2,060,600

Accrued Abandonment Costs, less current portion            --           108,594

Common Stock ...................................         49,166          45,046
Additional Paid-in Capital .....................     19,681,929      17,700,833
Accumulated (Deficit) since January 1, 1990 ....     (5,633,198)     (6,151,085)
                                                   ------------    ------------
                    Total Liabilities and
                    Stockholders' Equity .......   $ 17,988,731    $ 15,181,810
                                                   ============    ============

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                              Three Months
                                                             Ended June 30,
                                                       ------------------------
                                                           1999         1998
                                                       -----------  -----------
Revenue from operations:
    Pipeline operations .............................  $   444,082  $   741,539
    Oil and gas sales and operating fees ............      160,156      198,512
                                                       -----------  -----------
                    REVENUE FROM OPERATIONS .........      604,238      940,051

Cost of operations:
    Pipeline operating expenses .....................      249,269      198,829
    Lease operating expenses ........................      137,669      152,142
    Repair and maintenance costs ....................      123,797       62,862
    Depletion, depreciation, and amortization .......      145,853       99,903
                                                       -----------  -----------
                    COST OF OPERATIONS ..............      656,588      513,736
                                                       -----------  -----------
                    INCOME (LOSS) FROM OPERATIONS ...      (52,350)     426,315

Other income (expense):
    General and administrative ......................     (496,905)    (358,210)
    Interest expense ................................      (57,935)     (54,399)
    Interest and other income .......................      (36,637)      32,962
                                                       -----------  -----------
                    INCOME (LOSS) BEFORE INCOME TAXES     (643,827)      46,668

(Provision) benefit for income taxes ................      236,881      (22,005)
                                                       -----------  -----------
Net income (loss) ...................................  $  (406,946) $    24,663
                                                       ===========  ===========

Earnings (loss) per share-basic ............  $     (0.09) $      0.01
                                                       ===========  ===========
Earnings (loss) per share-diluted ..........  $     (0.09) $      0.01
                                                       ===========  ===========
Weighted average number of common shares outstanding
      and dilutive potential common shares:
    Basic ...........................................    4,646,187    4,491,847
                                                       ===========  ===========
    Diluted .........................................    4,705,986    4,501,226
                                                       ===========  ===========

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                            Six Months
                                                                           Ended June 30,
                                                                    --------------------------
                                                                       1999           1998
                                                                    -----------    -----------
Revenue from operations:
    Pipeline operations .........................................   $   879,937    $ 1,538,195
    Oil and gas sales and operating fees ........................       308,743        399,893
                                                                    -----------    -----------
                    REVENUE FROM OPERATIONS .....................     1,188,680      1,938,088

Cost of operations:
    Pipeline operating expenses .................................       439,368        394,563
    Lease operating expenses ....................................       295,667        295,959
    Repair and maintenance costs ................................       281,697        157,412
    Depletion, depreciation, and amortization ...................       246,960        197,254
                                                                    -----------    -----------
                    COST OF OPERATIONS ..........................     1,263,692      1,045,188
                                                                    -----------    -----------
                    INCOME (LOSS) FROM OPERATIONS ...............       (75,012)       892,900

Other income (expense):
    General and administrative ..................................      (974,213)      (722,000)
    Interest expense ............................................      (117,253)      (106,113)
    Gain on sale of assets ......................................     2,052,920           --
    Interest and other income ...................................        (6,911)        66,622
                                                                    -----------    -----------
                    INCOME BEFORE INCOME TAXES AND CUMULATIVE
                    EFFECT OF A CHANGE IN AN ACCOUNTING PRINCIPLE       879,531        131,409

Provision for income taxes ......................................      (281,310)       (61,905)
                                                                    -----------    -----------
                    INCOME BEFORE CUMULATIVE EFFECT OF A
                    CHANGE IN AN ACCOUNTING PRINCIPLE ...........       598,221         69,504

Cumulative effect at January 1, 1999 of a change in
  accounting principle start up costs, net of income tax
  benefit of $41,480 ............................................       (80,334)          --
                                                                    -----------    -----------
Net income ......................................................   $   517,887    $    69,504
                                                                    ===========    ===========
Earnings per common share-basic
    Income before accounting change .............................   $      0.13    $      0.02
    Cumulative effect of a change in accounting principle .......          0.02           --
                                                                    -----------    -----------
    Net income ..................................................   $      0.11    $      0.02
                                                                    ===========    ===========
Earnings per common share-diluted
    Income before accounting change .............................   $      0.13    $      0.02
    Cumulative effect of a change in accounting principle .......          0.02           --
                                                                    -----------    -----------
    Net income ..................................................   $      0.11    $      0.02
                                                                    ===========    ===========
Weighted average number of common shares outstanding
      and dilutive potential common shares:
    Basic .......................................................     4,582,428      4,491,847
                                                                    ===========    ===========
    Diluted .....................................................     4,642,227      4,505,787
                                                                    ===========    ===========

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                        Six Months
                                                                                       Ended June 30,
                                                                                 --------------------------
                                                                                     1999           1998
                                                                                 -----------    -----------

OPERATING ACTIVITIES
    Net income ...............................................................   $   517,887    $    69,504
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization ......................       246,960        197,254
               Deferred income taxes .........................................       380,216         19,306
               Change in accounting principle ................................       121,814           --
               Gain on sale of assets ........................................    (2,052,920)          --
               Changes in operating assets and liabilities:
                    (Increase) in trade accounts receivable ..................      (273,456)      (571,423)
                    (Increase) in crude oil inventory and prepaid expenses ...       (18,924)       (54,952)
                    Increase in accounts payable and other current liabilities       212,584        133,108
                                                                                 -----------    -----------
                                          NET CASH PROVIDED BY (USED IN)
                                          OPERATING ACTIVITIES ...............      (865,839)      (207,203)

INVESTING ACTIVITIES
    Oil and gas prospect generation costs ....................................      (686,308)      (458,584)
    Reimbursement of oil and gas prospect generation costs ...................       494,393        370,610
    Purchases of property and equipment ......................................    (5,436,183)       (48,481)
    Net proceeds from sale of assets .........................................     5,570,287           --
    Funds escrowed for abandonment costs .....................................          --         (342,115)
    Reduction of escrowed abandonment fund ...................................          --          593,830
    Development costs - Petroport ............................................      (181,052)      (448,723)
    Exploration and development costs ........................................          --         (227,406)
    Decrease in other assets .................................................        57,993           --
                                                                                 -----------    -----------
                          NET CASH (USED IN)
                          INVESTING ACTIVITIES ...............................      (180,870)      (560,869)

FINANCING ACTIVITIES
    Net proceeds from borrowings .............................................       200,000           --
    Net proceeds from the sale of stock ......................................     1,960,000           --
    Other ....................................................................        25,216           --
                                                                                 -----------    -----------
                          NET CASH PROVIDED BY
                          FINANCING ACTIVITIES ...............................     2,185,216           --

                          INCREASE  (DECREASE) IN CASH .......................     1,138,507       (768,072)

CASH AT BEGINNING OF YEAR ....................................................       593,509      1,756,294
                                                                                 -----------    -----------

CASH AT JUNE 30 ..............................................................   $ 1,732,016    $   988,222
                                                                                 ===========    ===========

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid ............................................................   $   116,020    $   108,137
                                                                                 ===========    ===========

    Income taxes paid (refunded) .............................................   $    12,620    $  (109,639)
                                                                                 ===========    ===========

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                  JUNE 30, 1999

EARNINGS PER SHARE

The Company applies the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share. SFAS No. 128 requires the presentation of basic earnings per share (EPS) which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.

The following table provides a reconciliation between basic and diluted earnings per share:

                                                            Weighted
                                                            average
                                                         common shares
                                                          outstanding
                                                          and dilutive     Per
                                               Net         potential      share
                                              Income     Common Shares    Amount
                                             --------   ---------------   ------
Six Months ended June 30, 1999

    Basic earnings per share .............   $517,887         4,582,428   $ 0.11
    Effect of dilutive stock
        options ..........................       --              59,799     --
                                             --------   ---------------   ------
    Diluted earnings per share ...........   $517,887         4,642,227   $ 0.11
                                             ========   ===============   ======
Six Months ended June 30, 1998

    Basic earnings per share .............   $ 69,504         4,491,847   $ 0.02
    Effect of dilutive stock
        options ..........................       --              13,940     --
                                             --------   ---------------   ------
    Diluted earnings per share ...........   $ 69,504         4,505,787   $ 0.02
                                             ========   ===============   ======

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

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has capitalized certain costs incurred in connection with a new business segment, and SOP 98-5 required that such costs be charged to results of operations upon its adoption. The Company adopted the requirements of SOP 98-5 as of January 1, 1999 resulting in a cumulative effect of a change in an accounting principle of $80,334, net of income tax benefit of $41,480.

BUSINESS SEGMENT INFORMATION

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the six months ended June 30, 1999 and 1998, and at June 30, 1999 and December 31, 1998 is as follows:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

                                                                                  Operating            Depletion,
                                                              Intersegment         income           depreciation and
                                             Revenues           revenues          (loss)(1)         amortization (2)
                                         ----------------    ----------------   ----------------   -----------------
Six months ended June 30, 1999:
      Oil and gas exploration
         and production                  $       311,743               3,000           (387,281)             53,314
      Pipeline operations                        888,774               8,837           (163,221)            175,469
      Other                                      (11,837)                              (498,724)             18,177
                                         ----------------                       ----------------   -----------------
      Consolidated                             1,188,680                   -         (1,049,226)            246,960
      Other income                                                                    1,928,757
                                                                                ----------------
      Income before income taxes                                                        879,531

Six months ended June 30, 1998:
      Oil and gas exploration
         and production                  $       403,893               4,000           (213,202)             95,559
      Pipeline operations                      1,553,413              15,218            616,170              88,642
      Other                                      (19,218)                              (232,067)             13,053
                                         ----------------                       ----------------   -----------------
      Consolidated                             1,938,088                   -            170,901             197,254
      Other expense                                                                     (39,492)
                                                                                ----------------
      Income before income taxes                                                        131,409

Three months ended June 30, 1999:
      Oil and gas exploration
         and production                  $       161,657               1,500           (213,698)             27,648
      Pipeline operations                        448,664               4,583           (323,022)            108,908
      Other                                       (6,083)                               (12,536)              9,297
                                         ----------------                       ----------------   -----------------
      Consolidated                               604,238                   -           (549,256)            145,853
      Other income (expense)                                                            (94,571)
                                                                                ----------------
      Loss before income taxes                                                         (643,827)

Three months ended June 30, 1998:
      Oil and gas exploration
         and production                  $       200,512               2,000           (150,100)             48,672
      Pipeline operations                        749,430               7,891             79,881              44,781
      Other                                       (9,891)                               138,326               6,450
                                         ----------------                       ----------------   -----------------
      Consolidated                               940,051                   -             68,107              99,903
      Other expense                                                                     (21,439)
                                                                                ----------------
      Income before income taxes                                                         46,668

                                            Identifiable                                             Identifiable
                                              assets                                                    assets
                                         ----------------                                          -----------------
Six months ended June 30, 1999:                              Year ended December 31, 1998
      Oil and gas exploration                                         Oil and gas exploration
         and production                  $     6,398,642                    and production         $      5,253,370
      Pipeline operations                      6,423,314              Pipeline operations                 2,453,396
      Other                                    5,166,775              Other                               7,475,004
                                         ----------------                                          -----------------
      Consolidated                            17,988,731              Consolidated                       15,181,810

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

1. Consolidated income from operations includes $58,192 and $57,171 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $6,609 and $6,833 for the six months ended June 30, 1999 and 1998, respectively.

         Consolidated income from operations includes $37,973 and $26,801 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $3,299 and $3,303 for the quarter ended June 30, 1999 and 1998, respectively.

2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $10,970 and $13,170 for the six months ended June 30, 1999 and 1998, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $11,187 and $14,939 for the six months ended June 30, 1999 and 1998, respectively.

         Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $4,935 and $6,785 for the quarter ended June 30, 1999 and 1998, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $5,850 and $7,630 for the quarter ended June 30, 1999 and 1998, respectively.

ASSET ACQUISITIONS/DIVESTITURE

On March 1, 1999 the Company acquired Black Marlin Pipeline Company (BMPC) from Enron Pipeline Company for $5,404,270 cash. BMPC is the owner of the 75 mile Black Marlin Pipeline System, see Part I, Item 1. "Business" in the Company's December 31, 1998 Form 10-K for a description of the Black Marlin Pipeline System. This acquisition was funded by selling a one-sixth (1/6) undivided interest in the Company's Blue Dolphin Pipeline System, the Black Marlin Pipeline System and the Omega Pipeline to WBI Southern Inc. (WBI) for $3,713,000 and selling a one-third (1/3) undivided interest in the Black Marlin Pipeline System to MCNIC Pipeline & Processing Company (MCNIC) for $1,801,423. MCNIC owns a one-third (1/3) undivided interest in the Blue Dolphin Pipeline System. The Company recognized a gain of $2,052,920 in connection with the sale of a one-sixth interest in the Blue Dolphin Pipeline System on March 1, 1999.

The following unaudited pro forma information for the six months ended June 30, 1999 and 1998, presents a summary of consolidated results of operations as if the acquisition/divestiture made in 1999 had occurred on January 1, 1998 with pro forma adjustments to give effect to depreciation and certain other adjustments together with related income tax effects:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

                                                             Six Months
                                                            Ended June 30,
                                                     ---------------------------
                                                        1999             1998
                                                     ----------       ----------
Revenues .....................................       $1,510,038       $2,580,838

Net earnings .................................       $  595,563       $2,277,776

Basic and diluted earnings per share .........       $     0.13       $     0.51


The above pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on January 1, 1998.

On August 3, 1999, the Company signed a definitive agreement to acquire a 75% ownership interest in American Resources Offshore, Inc. ("ARO") through subscription of new shares, and certain of ARO's senior indebtedness. At the time of closing, ARO's assets will be limited to its Gulf of Mexico assets. The purchase price for the ARO shares will be approximately $4.7 million, subject to certain upward or downward adjustments based on ARO's liabilities at closing and its revenues and expenses from its Gulf of Mexico properties from January 1, 1999 through closing of the transaction. Concurrent with the transaction with the Company, ARO will sell an 80% interest in its Gulf of Mexico assets to Fidelity Oil Holdings, Inc. The proceeds received by ARO will be used to retire debts.

Closing is expected to occur in the fourth quarter 1999 and is subject to a number of conditions, including the approval of ARO's stockholders and the simultaneous closing of the transaction between ARO and Fidelity Oil Holdings, Inc. ARO's assets will then consist of an average 6% non-operated working interest in eight producing properties and one proved undeveloped property along with leasehold interests in 34 additional offshore tracts all located in the Gulf of Mexico offshore Louisiana and Texas. The properties have estimated proven reserves of approximately 7.2 billion cubic feet of natural gas equivalent. The Company believes significant exploratory drilling opportunities also exist.

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

The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Condensed Consolidated Financial Statements included in Item 1.of this report.

On March 1, 1999, the Company acquired Black Marlin Pipeline Company and sold an interest in its pipeline systems to fund the acquisition (see Asset Acquisitions/Divestiture in Footnotes to Condensed Consolidated Financial Statements in Item 1. of this report). The Company's ownership interest in the Blue Dolphin Pipeline system, the Black Marlin Pipeline system and the
Omega Pipeline is now 50%.

On August 3, 1999, the Company signed a definitive agreement to acquire a 75% ownership interest in American Resources Offshore, Inc. ("ARO") through subscription of new shares, and certain of ARO's senior indebtedness (see Asset Acquisitions/Divestitures in Footnotes to Condensed Consolidated
Financial Statements in Item 1.of this report).

FINANCIAL CONDITION

At June 30, 1999, the Company's working capital (current assets less current liabilities) was $1,113,018, representing an increase of $1,008,475 as compared with working capital of $104,543 at December 31, 1998.

As previously announced in June 1999, the Company received $1,960,000 through a successful private placement of 392,000 shares of its' common stock, $.01 par value per share, at $ 5.00 per share. The proceeds will be used to replenish working capital previously used for planned investments in longer term, high potential programs and general working capital requirements.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. ("Loan Agreement"). Effective March 1, 1999, the borrowing base was adjusted to $620,000 reducing by $60,000 per month beginning April 1, 1999. The borrowing base and reducing amount are redetermined semi-annually. The maturity date is January 14, 2000, when the then outstanding principal balance, if any, is due and payable. At June 30, 1999 the outstanding balance under the credit facility was $410,000. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios. At June 30, 1999, the Company was in compliance with the financial coverage ratios. The Company also has outstanding $2,050,600 principal amount of 10 1/4% promissory notes due December 31, 2000.

Although pipeline revenues significantly decreased in first half 1999 vs. 1998, due to a 48% decrease in gas throughput on the Blue Dolphin Pipeline system, revenues on the recently acquired Black Marlin Pipeline system are expected to increase. A new producer/shipper on the Black Marlin Pipeline system commenced production operations in late June 1999. As a result, gas throughput increased by greater than 50% in July 1999 compared to June 1999. Additionally, a new discovery in the vicinity of the Black Marlin Pipeline has been recently announced. The Company is aggressively competing to provide transportation services.

In June 1999, the Company removed an inactive satellite platform in the Buccaneer Field at a cost of approximately $355,000. The U.S. Minerals Management Service has waived the Company's annual abandonment escrow fund payment of $250,000 that was due in June 1999.

In order to enhance the productivity of the prospect generation program, during 1998 the Company transitioned from use of consulting geologists and geophysicists to a 100% in house effort. Annual incremental costs associated with changing to a 100% in house effort is approximately $700,000. The Company has placed a 50% interest in its 1998/1999 program, whereby in exchange for certain participation rights, the participant partially funds the costs associated with the program. The remaining program costs will be reimbursed to the Company as prospects are developed and leases acquired. The 50% available interest in prospects is for sale on an individual prospect basis. However, the Company is continuing its efforts to attract program participants. The Company had previously entered into a multi-year 3-D seismic data acquisition and licensing agreement, whereby a minimum of $1,500,000 was committed over a 5 year period that ended July 31, 1999 to acquire 3-D seismic data. The remaining commitment under this agreement, $450,000, was paid in July 1999.

As previously reported, the Company is seeking partners to jointly continue development of the Petroport deepwater port facility. Although the commercial evaluation, based upon the original facility design concept was favorable, alternative design configurations and the phasing-in of operations, which would result in significantly reduced capital costs and an accelerated start-up date, have been developed and are being reviewed with prospective partners and potential system users. The Company believes it has selected and is in discussions with prospective partners who can facilitate licensing and construction, and enhance the over-all commercial viability of the project.

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

RESULTS OF OPERATIONS

The Company reported net income for the six months ended June 30, 1999, ("current period") of $517,887, compared to net income of $69,504 reported for the six months ended June 30, 1998 ("previous period"). The increase is primarily due to the gain on sale of a one-sixth interest in the Blue Dolphin Pipeline system of $2,068,986 that took place during the first quarter of 1999.

For the quarter ended June 30, 1999 the Company reported a net loss of $406,946 compared to net income of $24,663 for the quarter ended June 30, 1998.

REVENUES:

SIX MONTHS 1999 VS. 1998. Revenues for the current period decreased by $749,408 or 39% to $1,188,680 compared to revenues of $1,938,088 reported for the previous period.

Current period revenues from pipeline operations decreased by $658,258 or 43% from the previous period primarily due to a 48% decrease in gas volumes transported on the Blue Dolphin Pipeline system resulting in a $335,813 reduction in revenues. Revenues from the acquisition of the Black Marlin Pipeline system were offset by revenues associated with the sale of a one sixth interest in the Blue Dolphin Pipeline system.

Current period revenues from oil and gas sales, and operating fees decreased by $91,150 from those of the previous period. Oil and gas sales, and operating fees declined $54,244 and $36,906, respectively, due primarily to normal production declines.

SECOND QUARTER 1999 VS. 1998. Revenues for the current quarter decreased by $335,813 or 36% to $604,238 compared to revenues of $940,051 reported for the previous quarter.

Current quarter revenues from pipeline operations decreased by $297,457 or 40% from the previous quarter primarily due to a decrease in gas volumes transported on the Blue Dolphin Pipeline System.

Current quarter revenues from oil and gas sales, and operating fees decreased by $38,356 from those of the previous quarter due primarily to normal production declines.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

COSTS AND EXPENSES:

SIX MONTHS 1999 VS. 1998. Current period pipeline operating expenses increased $44,805 or 11% from those of the previous period. The increase is due to additional costs associated with the acquisition of the Black Marlin Pipeline system of approximately $120,600, offset in part by the sale of a one sixth interest in the Blue Dolphin Pipeline system of approximately $65,700.

Repair and maintenance costs for the current period increased by $124,285 due primarily to repairs and modifications to the Buccaneer Field production platforms and facilities incurred in the current period.

General and administrative expenses for the current period increased $252,213, or 35% from the previous period principally due to an increase in staff costs and consulting fees associated with prospective asset acquisitions.

SECOND QUARTER 1999 VS. 1998. Current quarter pipeline operating expenses increased $50,440 or 25% from those of the previous period. The increase is due primarily to additional costs associated with the acquisition of the Black Marlin Pipeline system of approximately $88,555, offset in part by the sale of a one sixth interest in the Blue Dolphin Pipeline system of approximately $53,985.

Repair and maintenance costs for the current quarter increased by $60,935 due primarily to repairs and modifications to the Buccaneer Field production platforms and facilities incurred in the current quarter.

General and administrative expenses for the current quarter increased $138,695, or 39% from the previous quarter principally due to an increase in staff costs and consulting fees associated with prospective asset acquisitions.

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

The Company has tested most of its IT systems, primarily financial and operational software, for necessary compliance. As of the date of this filing, the Company has completed its Year 2000 plan related to these IT systems, including any necessary remedial action. The Company continues to evaluate its vulnerability to Year 2000 issues related to its non-IT systems, primarily field operational systems and equipment.

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

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

As of June 30, 1999, the Company has incurred minimal costs in connection with Year 2000 compliance and does not anticipate any additional costs.

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

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

          A)    Exhibits - None

          B)    Form 8-K :

          On May 14, 1999, the Company filed a current report on Form 8-K/A dated March 1, 1999 with respect to Blue Dolphin Energy Company's acquisition of Black Marlin Pipeline Company. The items reported in such current report were Item 2 (Acquisitions or Dispositions of Assets) and Item 7 (Financial Statement and Exhibits).

          On June 1, 1999, the Company filed a current report on Form 8-K dated May 26, 1999 with respect to Blue Dolphin Energy Company's intent to acquire a controlling interest in American Resources Offshore, Inc. The item reported in such current report was Item 5 (Other Events).

          On June 18, 1999, the Company filed a current report on Form 8-K dated June 15, 1999 with respect to Blue Dolphin Energy Company's amendment to extend the termination date of its intent to acquire a controlling interest in American Resources Offshore, Inc. The item reported in such current report was Item 5 (Other Events).

          On July 19, 1999, the Company filed a current report on Form 8-K dated July 16, 1999 with respect to Blue Dolphin Energy Company's further amendment to extend the termination date of its intent to acquire a controlling interest in American Resources Offshore, Inc. The item reported in such current report was Item 5 (Other Events).

          On August 9, 1999, the Company filed a current report on Form 8-K dated August 3, 1999 with respect to Blue Dolphin Energy Company's investment agreement to acquire a controlling interest in American Resources Offshore, Inc. The items reported in such current report were Item 5 (Other Events) and Item 7 (Financial Statement and Exhibits).

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By:  BLUE DOLPHIN ENERGY COMPANY


Date:    August 13, 1999            /S/ MICHAEL J. JACOBSON
                                    ------------------------------------
                                    Michael J. Jacobson
                                    President and Chief Executive Officer



                                    /S/ G. BRIAN LLOYD
                                    ------------------------------------
                                    G. Brian Lloyd
                                    Vice President, Treasurer