Form 10-Q
period 1999-09-30
BLUE DOLPHIN ENERGY CO
filed 1999-11-12
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the period ended:              SEPTEMBER 30, 1999

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to ____________

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


          4,924,480 SHARES $.01 PAR VALUE OUTSTANDING AT NOVEMBER 1, 1999

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,              DECEMBER 31,
                                                                              1999                        1998
                                                                         ----------------           ----------------
                                                                           (Unaudited)
                   ASSETS
Current Assets:
   Cash ...........................................................        $    615,858               $    593,509
   Trade accounts receivable ......................................             968,983                    771,268
   Crude oil inventory ............................................              19,871                      5,248
   Prepaid expenses and other assets ..............................             138,399                    152,340
                                                                           ------------               ------------
                            Total Current Assets ..................           1,743,111                  1,522,365

Property and Equipment, at cost, using full cost
    method for oil and gas properties .............................          27,014,992                 24,980,278

Accumulated depletion, depreciation
    and amortization ..............................................         (17,188,032)               (17,172,057)
                                                                           ------------               ------------
                                                                              9,826,960                  7,808,221

Land ..............................................................             930,500                  1,133,333
Acquisition and development costs - Petroport .....................           1,700,554                  1,576,391
Other Assets ......................................................           3,255,140                  3,141,500
                                                                           ------------               ------------

                                Total Assets ......................        $ 17,456,265               $ 15,181,810
                                                                           ============               ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses ..........................        $  1,368,796               $    997,852
   Current portion of accrued abandonment costs ...................                --                      206,000
   Current portion of long term-debt ..............................             260,000                    200,000
   Accrued income taxes payable ...................................              90,306                     13,970
                                                                           ------------               ------------
                          Total Current Liabilities ...............           1,719,102                  1,417,822

Long-Term Debt, less current portion ..............................           2,050,600                  2,060,600

Accrued Abandonment Costs, less current portion ...................                --                      108,594

Common Stock ......................................................              49,245                     45,046
Additional Paid-in Capital ........................................          19,707,468                 17,700,833
Accumulated (Deficit) since January 1, 1990 .......................          (6,070,150)                (6,151,085)
                                                                           ------------               ------------

                            Total Liabilities and
                              Stockholders' Equity ................        $ 17,456,265               $ 15,181,810
                                                                           ============               ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                      THREE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                            --------------------------------
                                                                                1999                1998
                                                                            -----------          -----------
Revenue from operations:
    Pipeline operations ...........................................         $   513,942          $   666,612
    Oil and gas sales and operating fees ..........................             117,551              191,389
                                                                            -----------          -----------
                    REVENUE FROM OPERATIONS .......................             631,493              858,001

Cost of operations:
    Pipeline operating expenses ...................................             269,472              197,969
    Lease operating expenses ......................................             157,803              141,631
    Repair and maintenance costs ..................................             191,383               35,559
    Depletion, depreciation, and amortization .....................             108,986              100,506
                                                                            -----------          -----------
                    COST OF OPERATIONS ............................             727,644              475,665
                                                                            -----------          -----------

                    INCOME (LOSS) FROM OPERATIONS .................             (96,151)             382,336

Other income (expense):
    General and administrative ....................................            (497,116)            (367,590)
    Interest expense ..............................................             (64,580)             (53,475)
    Interest and other income .....................................              15,008               23,763
                                                                            -----------          -----------

                    LOSS  BEFORE INCOME TAXES .....................            (642,839)             (14,966)

(Provision) benefit for income taxes ..............................             213,806               (1,050)
                                                                            -----------          -----------

Net loss ..........................................................         $  (429,033)         $   (16,016)
                                                                            ===========          ===========

Loss  per share-basic .............................................         $     (0.09)         $      --
                                                                            ===========          ===========
Loss per share-diluted ............................................         $     (0.09)         $      --
                                                                            ===========          ===========

Weighted average number of common shares outstanding
  and dilutive potential common shares:
    Basic .........................................................           4,921,028            4,491,847
                                                                            ===========          ===========
    Diluted .......................................................           5,019,727            4,503,619
                                                                            ===========          ===========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                               NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                        1999                 1998
                                                                                     -----------          -----------
Revenue from operations:
    Pipeline operations ......................................................       $ 1,393,880          $ 2,204,808
    Oil and gas sales and operating fees .....................................           426,294              591,283
                                                                                     -----------          -----------
                    REVENUE FROM OPERATIONS ..................................         1,820,174            2,796,091

Cost of operations:
    Pipeline operating expenses ..............................................           708,840              592,532
    Lease operating expenses .................................................           453,470              437,591
    Repair and maintenance costs .............................................           473,080              192,971
    Depletion, depreciation, and amortization ................................           355,946              297,761
                                                                                     -----------          -----------
                    COST OF OPERATIONS .......................................         1,991,336            1,520,855
                                                                                     -----------          -----------

                    INCOME (LOSS) FROM OPERATIONS ............................          (171,162)           1,275,236

Other income (expense):
    General and administrative ...............................................        (1,486,258)          (1,089,590)
    Interest expense .........................................................          (181,834)            (159,589)
    Gain on sale of assets ...................................................         2,052,920                 --
    Interest and other income ................................................            15,106               90,386
                                                                                     -----------          -----------

                    INCOME BEFORE INCOME TAXES AND CUMULATIVE
                      EFFECT OF A CHANGE IN AN ACCOUNTING PRINCIPLE ..........           228,772              116,443

Provision for income taxes ...................................................           (67,503)             (62,955)
                                                                                     -----------          -----------

                    INCOME BEFORE CUMULATIVE EFFECT OF A
                      CHANGE IN AN ACCOUNTING PRINCIPLE ......................           161,269               53,488

Cumulative effect at January 1, 1999 of a change in accounting principle
for start up costs, net of income tax benefit of $41,480 .....................           (80,334)                --
                                                                                     -----------          -----------

Net income ...................................................................       $    80,935          $    53,488
                                                                                     ===========          ===========

Earnings per common share-basic:
    Income before accounting change ..........................................       $      0.03          $      0.01
    Cumulative effect of a change in accounting principle ....................             (0.01)
                                                                                     -----------          -----------
    Net income ...............................................................       $      0.02          $      0.01
                                                                                     ===========          ===========

Earnings per common share-diluted:
    Income before accounting change ..........................................       $      0.03          $      0.01
    Cumulative effect of a change in accounting principle ....................             (0.01)
                                                                                     -----------          -----------
    Net income ...............................................................       $      0.02          $      0.01
                                                                                     ===========          ===========

Weighted average number of common shares outstanding and dilutive potential common shares:
    Basic ....................................................................         4,694,895            4,491,847
                                                                                     ===========          ===========
    Diluted ..................................................................         4,793,594            4,503,619
                                                                                     ===========          ===========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                     NINE MONTHS
                                                                                                   ENDED SEPTEMBER 30,
                                                                                            -------------------------------
                                                                                               1999                1998
                                                                                            -----------         -----------
OPERATING ACTIVITIES
    Net income ......................................................................       $    80,935         $    53,488
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization .............................           345,408             297,761
               Deferred income taxes ................................................            35,644              11,055
               Change in accounting principle .......................................           121,814                --
               Gain on sale of assets ...............................................        (2,052,920)               --
               Changes in operating assets and liabilities:
                    (Increase) in trade accounts receivable .........................          (197,715)           (159,817)
                    Decrease (Increase) in crude oil inventory and prepaid expenses .              (682)            (41,884)
                    Increase in accounts payable and other current liabilities ......           411,636              13,739
                                                                                            -----------         -----------
                            NET CASH PROVIDED BY (USED IN)
                              OPERATING ACTIVITIES ..................................        (1,255,880)            174,342

INVESTING ACTIVITIES
    Oil and gas prospect generation costs ...........................................        (1,426,529)           (659,503)
    Reimbursement of oil and gas prospect generation costs ..........................           794,393                --
    Purchases of property and equipment .............................................        (5,564,068)           (317,179)
    Net proceeds from sale of assets ................................................         5,570,287                --
    Funds escrowed for abandonment costs ............................................              --              (357,632)
    Reduction of escrowed abandonment fund ..........................................              --               593,830
    Development costs - Petroport ...................................................          (245,881)           (701,441)
    Exploration and development costs ...............................................              --               (92,618)
    Decrease (Increase) in other assets .............................................            89,193             (11,359)
                                                                                            -----------         -----------
                            NET CASH (USED IN)
                              INVESTING ACTIVITIES ..................................          (782,605)         (1,545,902)

FINANCING ACTIVITIES
    Proceeds from borrowings ........................................................           200,000                --
    Payment on borrowings ...........................................................          (150,000)               --
    Net proceeds from the sale of stock .............................................         1,960,000              (4,192)
    Other ...........................................................................            50,834                --
                                                                                            -----------         -----------
                            NET CASH PROVIDED BY (USED IN)
                              FINANCING ACTIVITIES ..................................         2,060,834              (4,192)

                            INCREASE (DECREASE) IN CASH .............................            22,349          (1,375,752)

CASH AT BEGINNING OF YEAR ...........................................................           593,509           1,756,294
                                                                                            -----------         -----------

CASH AT SEPTEMBER 30 ................................................................       $   615,858         $   380,542
                                                                                            ===========         ===========

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid ...................................................................       $   178,872         $   212,497
                                                                                            ===========         ===========

    Income taxes paid (refunded) ....................................................       $    12,620         $  (109,639)
                                                                                            ===========         ===========

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                               SEPTEMBER 30, 1999

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

The following table provides a reconciliation between basic and diluted earnings per share:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                                COMMON SHARES
                                                                                 OUTSTANDING
                                                                                 AND DILUTIVE              PER
                                                              NET                  POTENTIAL               SHARE
                                                            INCOME               COMMON SHARES            AMOUNT
                                                         -------------        ------------------     -----------------
Nine Months ended September 30, 1999
    Basic earnings per share .....................         $  80,935               4,694,895               $0.02
    Effect of dilutive stock
        options ..................................              --                    98,699                --
                                                           ---------               ---------               -----
    Diluted earnings per share ...................         $  80,935               4,793,594               $0.02
                                                           =========               =========               =====


Nine Months ended September 30, 1998
    Basic earnings per share .....................         $  53,488               4,491,847               $0.01
    Effect of dilutive stock
        options ..................................              --                    11,772                --
                                                           ---------               ---------               -----
    Diluted earnings per share ...................         $  53,488               4,503,619               $0.01
                                                           =========               =========               =====

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

BUSINESS SEGMENT INFORMATION

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the nine months ended September 30, 1999 and 1998, the three months ended September 30, 1999 and 1998, and at September 30, 1999 and December 31, 1998 is as follows:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

                                                                                             OPERATING             DEPLETION,
                                                                          INTERSEGMENT         INCOME           DEPRECIATION AND
                                                      REVENUES              REVENUES          (LOSS)(1)          AMORTIZATION (2)
                                                  -----------------     ----------------   ----------------   --------------------

Nine months ended September 30, 1999:
        Oil and gas exploration
          and production .....................      $   430,794                4,500             (699,509)              71,684
        Pipeline operations ..................        1,404,817               10,937             (213,273)             272,065
        Other ................................          (15,437)                                 (744,637)              12,197
                                                    -----------                               -----------          -----------
        Consolidated .........................        1,820,174                 --             (1,657,419)             355,946
        Other income .........................                                                  1,886,191
                                                                                              -----------
        Income before income taxes ...........                                                    228,772

Nine months ended September 30, 1998:
        Oil and gas exploration
          and production .....................      $   597,283                6,000             (147,439)             144,021
        Pipeline operations ..................        2,227,549               22,741            1,445,522              133,811
        Other ................................          (28,741)                               (1,112,437)              19,929
                                                    -----------                               -----------          -----------
        Consolidated .........................        2,796,091                 --                185,646              297,761
        Other expense ........................                                                    (69,203)
                                                                                              -----------
        Income before income taxes ...........                                                    116,443

Three months ended September 30, 1999:
        Oil and gas exploration
          and production .....................      $   120,551                3,000             (312,228)              14,836
        Pipeline operations ..................          516,042                2,100              (50,052)              84,754
        Other ................................           (5,100)                                 (245,913)               9,396
                                                    -----------                               -----------          -----------
        Consolidated .........................          631,493                 --               (608,193)             108,986
        Other expense ........................                                                    (34,646)
                                                                                              -----------
        Loss before income taxes .............                                                   (642,839)

Three months ended September 30, 1998:
        Oil and gas exploration
          and production .....................      $   193,389                2,000                2,919               48,462
        Pipeline operations ..................          674,136                7,521              387,570               45,170
        Other ................................           (9,524)                                 (375,744)               6,874
                                                    -----------                               -----------          -----------
        Consolidated .........................          858,001                 --                 14,745              100,506
        Other expense ........................                                                    (29,711)
                                                                                              -----------
        Loss before income taxes .............                                                    (14,966)


                                                      IDENTIFIABLE                                                 IDENTIFIABLE
                                                        ASSETS                                                       ASSETS
                                                    -----------------                                           -----------------
Nine months ended September 30, 1999:                                       Year ended December 31, 1998
        Oil and gas exploration                                                 Oil and gas exploration
          and production .....................       $ 6,943,269                  and production                   $  5,253,370
        Pipeline operations ..................         6,845,635                Pipeline operations                   2,453,396
        Other ................................         3,667,361                Other                                 7,475,044
                                                     -----------                                                   ------------
        Consolidated .........................        17,456,265                Consolidated                         15,181,810


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)


1. Consolidated income from operations includes $1,486,258 and $1,089,590 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $17,674 and $22,846 for the nine months ended September 30, 1999 and 1998, respectively.

         Consolidated income from operations includes $497,116 and $367,590 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $6,107 and $8,154 for the quarter ended September 30, 1999 and 1998, respectively.

2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $15,905 and $26,340 for the nine months ended September 30, 1999 and 1998, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $13,746 and $22,541 for the nine months ended September 30, 1999 and 1998, respectively.

         Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $2,559 and $6,585 for the quarter ended September 30, 1999 and 1998, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $4,935 and $7,602 for the quarter ended September 30, 1999 and 1998, respectively.

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

The following unaudited pro forma information for the nine months ended September 30, 1999 and 1998, presents a summary of consolidated results of operations as if the acquisition/divestiture made in 1999 had occurred on January 1, 1998 with pro forma adjustments to give effect to depreciation and certain other adjustments together with related income tax effects:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)


                                                        NINE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                ----------------------------
                                                    1999             1998
                                                ----------       -----------

Revenues ..................................     $ 2034,424       $ 3,760,216

Net earnings ..............................     $  132,719       $   286,516

Basic and diluted earnings per share ......     $     0.03       $      0.06


The above pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on January 1, 1998.

On August 3, 1999, the Company signed a definitive agreement to acquire a 75% ownership interest in American Resources Offshore, Inc. ("ARO") through subscription of new shares, and certain of ARO's senior indebtedness. At the time of closing, ARO's assets will be limited to its Gulf of Mexico assets. The purchase price for the ARO shares will be approximately $4.7 million, subject to certain upward or downward adjustments based on ARO's liabilities at closing and its revenues and expenses from its Gulf of Mexico properties from January 1, 1999 through closing of the transaction. The Company is currently pursuing a sale of its common stock, $.01 par value per share, through a private placement, to provide the funds for the acquisition of the ARO shares. Concurrent with the transaction with the Company, ARO will sell an 80% interest in its Gulf of Mexico assets to Fidelity Oil Holdings, Inc. The proceeds received by ARO will be used to retire debts.

Closing is expected to occur in December 1999 and is subject to a number of conditions, including the approval of ARO's stockholders and the simultaneous closing of the transaction between ARO and Fidelity Oil Holdings, Inc. ARO's assets will then consist of an average 6% non-operated working interest in eight producing properties and one proved undeveloped property along with leasehold interests in 34 additional offshore tracts all located in the Gulf of Mexico offshore Louisiana and Texas. The properties have estimated proven reserves of approximately 7.2 billion cubic feet of natural gas equivalent. The Company believes significant exploratory drilling opportunities also exist.

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

FINANCIAL CONDITION

At September 30, 1999, the Company's working capital (current assets less current liabilities) was $24,009, representing a decrease of $80,534 as compared with working capital of $104,543 at December 31, 1998.

The Company is currently pursing a sale of its common stock, $.01 par value per share, through a private placement. Proceeds to be received are anticipated to be approximately $6,000,000. The proceeds will be used to fund the ARO acquisition, and for general corporate purposes.

In June 1999, the Company received $1,960,000 through a successful private placement of 392,000 shares of its' common stock, $.01 par value per share, at $
5.00 per share. The proceeds were used to replenish working capital previously used for planned investments in longer term, high potential programs and general working capital.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. ("Loan Agreement"). Effective March 1, 1999, the borrowing base was adjusted to $620,000 reducing by $60,000 per month beginning April 1, 1999. The borrowing base is currently being redetermined. The borrowing base and reducing amount are redetermined semi-annually. The maturity date is January 14, 2000, when the then outstanding principal balance, if any, is due and payable. The Company intends to maintain the credit facility beyond the current maturity date and has requested a multi-year renewal and extension of the facility. At September 30, 1999 the outstanding balance under the credit facility was $260,000. The facility is available for the acquisition of oil and gas reserve based assets and other working capital needs. The Loan Agreement includes certain restrictive covenants, including restrictions on the payment of dividends on capital stock, and the maintenance of certain financial coverage ratios. The Company also has outstanding $2,050,600 principal amount of 10 1/4% promissory notes due December 31, 2000.

Pipeline revenues have significantly decreased in the first nine months of 1999 vs. the first nine months of 1998, due primarily to a 51% decrease in gas throughput and the sale of a 1/6 interest in the Blue Dolphin Pipeline system. The decrease has been offset in part by the acquisition of a 50% interest in the Black Marlin Pipeline system. A new producer/shipper on the Black Marlin Pipeline system commenced production operations in late June 1999. As a result, gas throughput increased by 35% in third quarter 1999 compared to second quarter 1999. Additionally, a new discovery in the vicinity of the Black Marlin Pipeline is expected to commence production operations in late fourth quarter 1999 or early first quarter 2000. Drilling activity around the Black Marlin Pipeline remains active.

In June 1999, the Company removed an inactive satellite platform in the Buccaneer Field at a cost of approximately $355,000. The U.S. Minerals Management Service has waived the Company's annual abandonment escrow fund payment of $250,000 that was due in June 1999.

In order to enhance the productivity of the prospect generation program, during 1998 the Company transitioned from use of consulting geologists and geophysicists to a 100% in house effort. Annual incremental costs associated with changing to a 100% in house effort is approximately $700,000. The Company has placed a 50% interest in the program, whereby in exchange for certain participation rights, the participant funds $100,000 per month for the costs associated with the program. The remaining program costs will be reimbursed to the Company as prospects are developed and leases acquired. In August 1999, the Company sold the available interest in a prospect to a third party. The associated lease acreage was acquired by the third party at the August 1999 Western Gulf of Mexico Federal lease sale. An available 50% interest in the remaining prospect inventory is for sale on an individual prospect basis. However, the Company is continuing its efforts to attract program participants. The Company had previously entered into a multi-year 3-D seismic data acquisition and licensing agreement, whereby a minimum of $1,500,000 was committed over a 5 year period that ended July 31, 1999 to acquire 3-D seismic data. The final commitment under this agreement, $450,000, was paid in July 1999.

 The Company recently announced that Equilon Enterprises, LLC (an alliance of two major oil companies, Shell and Texaco), has agreed to jointly continue development of the Petroport deep water port project with the Company. Development efforts are focusing on optimization of the facility design configuration, the

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



phasing-in of facility operations and determining the expected level of market support. It is expected that a decision to proceed with obtaining the requisite license and permits for the port facilities will be made later this year. Although the commercial evaluation, based upon the original facility design concept was favorable, alternative design configurations and the phasing-in of operations, which would result in significantly reduced capital costs, an accelerated start-up date and a more flexible, responsive, market driven, system fee structure have been developed and are being reviewed.

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

RESULTS OF OPERATIONS

The Company reported net income for the nine months ended September 30, 1999, ("current period") of $80,935, compared to net income of $53,488 reported for the nine months ended September 30, 1998 ("previous period"). For the quarter ended September 30, 1999 ("current quarter") the Company reported a net loss of $429,032 compared to a net loss of $16,016 for the quarter ended September 30, 1998 ("previous quarter").

REVENUES:

NINE MONTHS 1999 VS. 1998. Revenues for the current period decreased by $975,917 or 35% to $1,820,174 compared to revenues of $2,796,091 reported for the previous period.

Current period revenues from pipeline operations decreased by $810,928 or 37% from the previous period. The decrease was primarily due to a 51% decline in gas volumes transported on the Blue Dolphin Pipeline system resulting in a $1,056,192 reduction in revenues and the sale of a 1/6 interest in the Blue Dolphin Pipeline system which resulted in reduced revenues of $219,143. These reductions in revenues were offset in part by the acquisition of the Black Marlin Pipeline system, resulting in an increase in revenues of $464,407.

Current period revenues from oil and gas sales, and operating fees decreased by $164,989 from those of the previous period. Oil and gas sales, declined $123,941 due primarily to normal production declines and downtime associated with repairs to the Buccaneer Field production facilities. Operating fees declined $41,048 due primarily to normal production declines.

THIRD QUARTER 1999 VS. 1998. Revenues for the current quarter decreased by $226,508 or 26% to $631,493 compared to revenues of $858,001 reported for the previous quarter.

Current quarter revenues from pipeline operations decreased by $152,670 or 23% from the previous quarter. The decrease was primarily due to a 53% decline in gas volumes transported on the Blue Dolphin Pipeline system resulting in decreased revenues of $314,588 and the sale of a 1/6 interest in the Blue Dolphin

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Pipeline system which resulted in reduced revenues of $88,019. These reductions in revenues were offset in part by the acquisition of the Black Marlin Pipeline system, resulting in an increase in revenues of $249,947.

Current quarter revenues from oil and gas sales, and operating fees decreased by $73,838 from those of the previous quarter. Oil and gas sales decreased $69,697, due primarily to downtime associated with repairs to the Buccaneer Field production facilities.

COSTS AND EXPENSES:

NINE MONTHS 1999 VS. 1998. Current period pipeline operating expenses increased $116,308, or 20% from those of the previous period. The increase is due to additional operating costs associated with the acquisition of the Black Marlin Pipeline system of $234,652. The increase in costs was partially offset by the sale of a 1/6 interest in the Blue Dolphin Pipeline system resulting in reduced costs of $148,185 and increased Blue Dolphin Pipeline system operating costs of $29,841.

Repair and maintenance costs for the current period increased by $280,109 due primarily to repairs to the Buccaneer Field production platforms and offshore facilities incurred in the current period.

General and administrative expenses for the current period increased $396,668, or 36% from the previous period principally due to an increase in staff costs and consulting fees associated with asset acquisitions and prospective asset acquisitions.

Depletion, depreciation and amortization expense for the current period increased $58,185, or 20% from the previous period primarily due to the increase in depreciation of $149,083 resulting from the acquisition of the Black Marlin Pipeline system. The increase was offset by a decrease in depreciation of $25,027 resulting from the sale of a 1/6 interest in the Blue Dolphin Pipeline system and a decrease in depletion of $75,871 due to a reduction in the net book value of the Company's oil and gas properties resulting from the non-cash impairment recorded at December 31, 1998.

THIRD QUARTER 1999 VS. 1998. Current quarter pipeline operating expenses increased $71,503 or 36% from those of the previous period. The increase is due primarily to additional operating costs associated with the acquisition of the Black Marlin Pipeline system of $114,008, offset in part by the sale of a one sixth interest in the Blue Dolphin Pipeline system resulting in reduced costs of $49,512.

Repair and maintenance costs for the current quarter increased by $155,824 due primarily to repairs to the Buccaneer Field production platforms and offshore facilities incurred in the current quarter.

General and administrative expenses for the current quarter increased $129,526, or 35% from the previous quarter principally due to an increase in staff costs and consulting fees associated with asset acquisitions and prospective asset acquisitions.

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

As of September 30, 1999, the Company has incurred minimal costs in connection with Year 2000 compliance and does not anticipate any additional costs.

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

          B)    Form 8-K:  None

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    By:  BLUE DOLPHIN ENERGY COMPANY



Date:    November 12, 1999          /s/ MICHAEL J. JACOBSON
                                    ------------------------------------------
                                        Michael J. Jacobson
                                        President and Chief Executive Officer



                                    /s/ G. BRIAN LLOYD
                                    ------------------------------------------
                                        G. Brian Lloyd
                                        Vice President, Treasurer