Form 10-Q
period 2000-03-31
BLUE DOLPHIN ENERGY CO
filed 2000-05-15
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended:              MARCH 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _______________ to _________________

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

          5,950,880 SHARES $.01 PAR VALUE OUTSTANDING AT APRIL 28, 2000
          -------------------------------------------------------------

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,      DECEMBER 31,
                                                        2000             1999
                                                    ------------     ------------
                                                     (Unaudited)
                      ASSETS
Current Assets:
   Cash ........................................    $    961,090     $  1,166,730
   Trade accounts receivable ...................       1,841,956        1,542,328
   Prepaid expenses ............................         339,450          318,139
                                                    ------------     ------------
               Total Current Assets ............       3,142,496        3,027,197

Property and Equipment, at cost, using full cost
    method for oil and gas properties ..........      32,163,461       32,143,258

  Accumulated depletion, depreciation
    and amortization ...........................     (17,853,990)     (17,412,195)
                                                    ------------     ------------
                                                      14,309,471       14,731,063

Land ...........................................         930,500          930,500
Acquisition and development costs - Petroport ..       1,765,667        1,741,823
Other Assets ...................................       1,688,567        1,574,621
                                                    ------------     ------------

                   Total Assets ................    $ 21,836,701     $ 22,005,204
                                                    ============     ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .......    $  1,450,997     $  1,614,921
   Current portion of long term debt ...........         218,412          319,045
   Note payable - related party ................       1,000,000        1,000,000
                                                    ------------     ------------
            Total Current Liabilities ..........       2,669,409        2,933,966

Accrued Abandonment Costs ......................         478,418          466,988
Minority interest ..............................         990,307          958,521

Common Stock ...................................          59,509           59,509
Additional Paid-in Capital .....................      25,823,817       25,823,817
Accumulated Deficit since January 1, 1990 ......      (8,184,759)      (8,237,597)
                                                    ------------     ------------

              Total Liabilities and
               Stockholders' Equity ............    $ 21,836,701     $ 22,005,204
                                                    ============     ============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED

                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                  2000            1999
                                                                               -----------     -----------
Revenue from operations:
    Pipeline operations ...................................................    $   470,846     $   435,855
    Oil and gas sales and operating fees ..................................      1,113,935         148,587
    Management fees .......................................................        203,850          70,425
                                                                               -----------     -----------
                    REVENUE FROM OPERATIONS ...............................      1,788,631         654,867

Cost of operations:
    Pipeline operating expenses ...........................................        240,993         209,493
    Lease operating expenses ..............................................        283,588         296,504
    Depletion, depreciation, and amortization .............................        456,270         101,107
    General and administrative ............................................        702,385         547,733
                                                                               -----------     -----------
                    COST OF OPERATIONS ....................................      1,683,236       1,154,837
                                                                               -----------     -----------

                    INCOME  FROM OPERATIONS ...............................        105,395        (499,970)

Other income (expense):
    Interest expense ......................................................        (23,895)        (59,318)
    Interest and other income (expense) ...................................          3,124          13,660
    Gain on sale of assets ................................................           --         2,068,986
                                                                               -----------     -----------

                    INCOME BEFORE INCOME TAXES AND CUMULATIVE
                    EFFECT OF A CHANGE IN AN ACCOUNTING PRINCIPLE .........         84,624       1,523,358

Minority interest .........................................................        (31,786)           --

Provision for income taxes ................................................           --          (518,191)
                                                                               -----------     -----------

Income before cumulative effect of a change in an accounting principle ....         52,838       1,005,167

Cumulative effect at January 1, 1999 of a change in accounting principle
for start up costs, net of income tax benefit of $41,480 ..................           --           (80,334)
                                                                               -----------     -----------

Net income ................................................................    $    52,838     $   924,833
                                                                               ===========     ===========

Earnings per common share-basic
    Income before accounting change .......................................    $      0.01     $      0.22
    Cumulative effect of a change in accounting principle .................           --             (0.02)
                                                                               -----------     -----------
    Net income ............................................................    $      0.01     $      0.20
                                                                               ===========     ===========

Earnings per common share-diluted
    Income before accounting change .......................................    $      0.01     $      0.22
    Cumulative effect of a change in accounting principle .................           --             (0.02)
                                                                               -----------     -----------
    Net income ............................................................    $      0.01     $      0.20
                                                                               ===========     ===========

Weighted average number of common shares outstanding and dilutive potential common shares:
    Basic .................................................................      5,950,880       4,517,960
                                                                               ===========     ===========
    Diluted ...............................................................      6,020,721       4,544,895
                                                                               ===========     ===========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                                                                                    THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                 2000           1999
                                                                             -----------     -----------
OPERATING ACTIVITIES
    Net income ..........................................................    $    52,838     $   924,833
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization .................        456,270         101,107
               Deferred income taxes ....................................           --           463,199
               Change in accounting principle ...........................           --           121,814
               Gain on sale of assets ...................................           --        (2,068,986)
               Changes in operating assets and liabilities:
                   (Increase) in trade accounts receivable ..............       (299,628)       (615,552)
                   (Increase) in prepaid expenses and other asssets .....        (38,895)        (98,060)
                   (Decrease) increase in accounts payable and
                           other current liabilities ....................       (132,138)        840,910
                                                                             -----------     -----------
                                          NET CASH  PROVIDED BY (USED IN)
                                          OPERATING ACTIVITIES ..........         38,447        (330,735)

INVESTING ACTIVITIES
    Purchases of property and equipment .................................        (20,203)     (5,507,803)
    Net proceeds from sale of assets ....................................           --         5,497,923
    Funds escrowed for abandonment costs ................................        (14,625)           --
    Investment in New Avoca .............................................        (81,737)           --
    Development costs - Petroport .......................................        (26,889)        (85,036)
                                                                             -----------     -----------
                                          NET CASH USED IN
                                          INVESTING ACTIVITIES ..........       (143,454)        (94,916)

FINANCING ACTIVITIES
    Net proceeds from borrowings ........................................           --           200,000
    Payments on borrowings ..............................................       (100,633)           --
    Other ...............................................................           --            15,000
                                                                             -----------     -----------
                                          NET CASH PROVIDED BY (USED IN)
                                          FINANCING ACTIVITIES ..........       (100,633)        215,000
                                                                             -----------     -----------

                                          DECREASE IN CASH ..............       (205,640)       (210,651)

CASH AT BEGINNING OF YEAR ...............................................      1,166,730         593,509
                                                                             -----------     -----------

CASH AT MARCH 31, .......................................................    $   961,090     $   382,858
                                                                             ===========     ===========

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid .......................................................    $    13,267     $   110,216
                                                                             ===========     ===========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                 MARCH 31, 2000


EARNINGS PER SHARE

The Company follows SFAS No. 128 (Statement 128), EARNINGS PER SHARE, for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations.

The following table provides a reconciliation between basic and diluted earnings per share:

                                                         WEIGHTED
                                                         AVERAGE
                                                          COMMON
                                                       OUTSTANDING
                                                       AND DILUTIVE    PER
                                              NET        POTENTIAL    SHARE
                                             INCOME       COMMON      AMOUNT
                                            ---------    ---------    -----
    Three Months ended March 31, 2000:
        Basic ..........................    $  52,838    5,950,880    $0.01
        Effect of dilutive stock options                    69,841
                                            ---------    ---------    -----
        Diluted earnings ...............    $  52,838    6,020,721    $0.01
                                            =========    =========    =====

    Three Months ended March 31, 1999:
        Basic earnings .................    $ 924,833    4,517,960    $0.20
        Effect of dilutive stock options                    26,935
                                            ---------    ---------    -----
        Diluted earnings ...............    $ 924,833    4,544,895    $0.20
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

BUSINESS SEGMENT INFORMATION

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the three months ended March 31, 2000 and 1999, and at March 31, 2000 and December 31, 1999 is as follows:

                                                                                           DEPLETION
                                                                          OPERATING       DEPRECIATION
                                                         INTERSEGMENT      INCOME             AND
                                          REVENUES         REVENUES       (LOSS)(1)       AMORTIZATION(2)
                                        ------------     ------------    ------------     ------------
Three months ended March 31, 2000:
       Oil and gas exploration
            and production ...........  $  1,115,435            1,500         304,776          360,987
       Pipeline operations ...........       477,331            6,485          80,031           85,235
       Management fees ...............       453,850          250,000         386,274             --
       Other .........................      (257,985)            --          (665,686)          10,048
                                        ------------                     ------------     ------------
       Consolidated ..................     1,788,631             --           105,395          456,270
       Other income (expense) ........                                        (20,771)
                                                                         ------------
       Income before income taxes ....                                         84,624

Three months ended March 31, 1999:
       Oil and gas exploration
            and production ...........  $    150,087            1,500        (173,583)          25,666
       Pipeline operations ...........       440,109            4,254         159,801           66,561
       Management fees and other .....        70,425             --            70,425             --
       Other income (expense) ........        (5,754)            --          (415,763)           8,880
                                        ------------                     ------------     ------------
       Consolidated ..................       654,867             --          (499,970)         101,107
       Other income (expense) ........                                      2,023,328
                                                                         ------------
       Income before income taxes ....                                      1,523,358

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

                                     IDENTIFIABLE                                      IDENTIFIABLE
                                        ASSETS                                            ASSETS
                                     ------------                                      ------------
Three months ended March 31, 2000: .              Year ended December 31, 1999
    Oil and gas exploration ........                  Oil and gas exploration
        and production ............. $ 12,574,752         and production ....... $       12,816,861
    Pipeline operations ............    6,632,333     Pipeline operatio ........          6,340,568
    Other ..........................    2,629,616     Other ....................          2,847,775
                                     ------------                                      ------------
    Consolidated ...................   21,836,701     Consolidated .............         22,005,204

1. Consolidated income from operations includes $397,653 and $20,219 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $10,048 and $3,310 for the three months ended March 31, 2000 and 1999, respectively.

2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $4,935 and $6,035 for the three months ended March 31, 2000 and 1999, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $6,495 and $5,337 for the three months ended March 31, 2000 and 1999, respectively.


LEGAL PROCEEDINGS

On May 8, 2000, ARO, a 75% owned subsidiary of the Company, and Ralph Currie, ARO's former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS AND HOWARD ENERGY MARKETING, L.L.C. V. AMERICAN RESOURCES OFFSHORE, INC. AND RALPH CURRIE, ET AL (Case No H-00-1371). The lawsuit alleges that H&N Gas and ARO entered into illegal and fraudulent natural gas purchase option agreements that benefited ARO at the expense of H&N Gas. H&N Gas is seeking a claim against ARO of $2.8 million plus treble damages. ARO intends to vigorously defend this claim.

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

FINANCIAL CONDITION

At March 31, 2000, the Company had working capital of $473,087 representing an increase of $379,856 as compared with working capital of $93,231 at December 31, 1999.

On December 2, 1999, the Company acquired a 75% ownership interest in American Resources Offshore, Inc. ("ARO"). The purchase price for the ARO shares was approximately $4.5 million. Concurrently with the sale to the Company, ARO sold an 80% interest in its Gulf of Mexico assets to Fidelity Oil Holdings, Inc. a subsidiary of MDU Resources Group, Inc. ("MDU"). The proceeds received by ARO were used to retire certain indebtedness.

In order to provide funding for the acquisition of ARO in December 1999, the Company arranged a private placement and conversion of principal and accrued interest on promissory notes into common stock, $.01 par value per share, of 701,820 shares and 314,898 shares, respectively. The shares were issued at a price of $6.00 per share. Consideration for the common stock sold consisted of approximately $4,210,919 cash and the surrender of approximately $1,811,555 of the Company's promissory notes due December 31, 2000, along with accrued interest of $77,835 through December 1, 1999. The Company also issued a $1,000,000 convertible promissory note to a director of the Company. This convertible promissory note is due June 1, 2000, and is convertible into common stock at $6.60 per share. The Company believes that if the $1,000,000 convertible promissory note is not converted, the amount due will be refinanced.

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

The Company has exploration and development opportunities associated with its ARO properties. The Company will evaluate each of the exploration and development opportunities and its available capital resources to determine whether to participate, sell its interest or sell a portion of its interest and use the proceeds to participate at a reduced interest.

In April 2000, the Company amended the agreement with the participant in its prospect generation program, whereby in exchange for certain participation rights of up to 100%, the participant will fund $1,060,000 of the costs associated with the program during 2000. The participant will also reimburse the company for seismic data acquired. The available interests in the prospect inventory are for sale on an individual prospect basis.

The Company recently announced a new natural gas discovery in High Island Area Block A-7, in federal waters off the Texas coast. The Company acquired the block at MMS Sale 155 in 1995, and owns an 8.9% after payout reversionary working interest. High Island Block A-7 was one of four blocks the Company acquired through its offshore prospect generation program during its first year of operation in 1995.

In October 1999, the Company and Equilon Enterprises, LLC (an alliance of two major oil companies, Shell and Texaco), agreed to jointly continue development of the Petroport deepwater port project. Development efforts have focused on optimizing the facility design configuration and determining the level of market support. It is expected that a decision to proceed with obtaining the requisite license and permits for the port facilities will be made following completion and evaluation of the results of the development effort. Although the commercial evaluation, based upon the original facility design concept was favorable, alternative design configurations, which would result in significantly reduced capital costs and a more flexible, responsive, market driven, system fee structure have been developed.

Cost of the offshore terminal complex, the pipeline to shore, onshore facilities and facility licensing is estimated at $200 million. The Company expects that its' partner or partners in the Petroport project would be responsible for all licensing and permitting costs, currently estimated to be approximately $6 million. The Company would seek financing for the costs associated with facility construction which the Company believes it can obtain. If the Company decides to proceed with the project, it expects to submit the license application and associated permit requests in late 2000, with operations commencing in the year 2004.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
In November 1999, the Company and WBI Holdings, Inc. formed New Avoca, 25% owned and managed by the Company and 75% owned by WBI, and acquired the Avoca gas storage assets for $400,000 ($100,000 net to the Company's interest) from Northeastern Gas Caverns ("Northeastern"). Additionally, a contingent payment of $500,000 ($125,000 net to the Company's interest) is due to Northeastern on May 22, 2000. The contingent payment will be excused if Northeastern successfully settles a claim associated with Avoca Gas Storage, Inc. (the original owner of the Avoca gas storage assets). A pending settlement of the claim is expected to be completed, and the Company believes that the contingent payment will not be made. New Avoca can elect to liquidate the project at any time. If liquidated, after settling all accrued obligations, the first $400,000 of proceeds, if any, goes to New Avoca, the next $500,000 goes to Northeastern (if the $500,000 has not yet been paid as described above) and anything over $900,000, subject to Northeastern successfully settling its claim with Avoca Gas Storage, Inc. goes to New Avoca. New Avoca is currently evaluating all previously gathered data and is preparing to test existing brine disposal wells to determine whether or not to go forward with construction of the project or to liquidate. Testing of the brine disposal wells is needed in order to complete the evaluation of the project. It is currently estimated that the Company's share of costs associated with these activities for 2000 will be approximately $300,000. The Company's share of construction costs, should New Avoca decide to go forward with the project, and the timing of such costs have not been determined.

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

RESULTS OF OPERATIONS

The Company reported net income for the three months ended March 31, 2000, (current period) of $52,838, compared to net income of $924,833 reported for the first quarter 1999 (previous period). The decrease is primarily due to the gain on sale of a one-sixth (1/6) interest in the Blue Dolphin Pipeline System of $2,052,920 during the first quarter of 1999.

REVENUE FROM PIPELINE OPERATIONS. Current period revenues from pipeline operations increased by $34,991 or 8% from the previous period. The increase is due to the acquisition of the Black Marlin Pipeline System in March 1999, offset by lower transportation volumes in the Blue Dolphin Pipeline System.

REVENUE FROM OIL AND GAS SALES AND OPERATING FEES. Revenues from oil and gas sales and operating fees for the current period increased by $965,348 or 650% from those of the previous period due to the acquisition of ARO in December 1999, providing revenues of approximately $925,317 in the current period.

MANAGEMENT FEES. Management fees for the current period increased by $133,425 or 189%. The increase was due to the fees associated with the ARO acquisition.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

PIPELINE OPERATING EXPENSES. Pipeline operating expenses in the current period increased by $31,500 or 15% from those of the previous period. The increase is due primarily to additional costs associated with the operation of the Black Marlin pipeline acquired in March 1999.

LEASE OPERATING EXPENSES. Lease operating expenses in the current period decreased by $12,916 from those of the previous period. Previous period lease operating expenses included repairs and maintenance costs associated with the Buccaneer Field of $129,616, offset by current period lease operating expenses associated with the ARO properties acquired in December 1999 of $141,693, and $24,993 of reduced Buccaneer Field expenses in the current period.

DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). Depletion, depreciation and amortization expense for the current period increased by $355,163, or 351%. The increase was due to the acquisitions of the Black Marlin System in March 1999, resulting in current period depreciation of approximately $49,934, and ARO in December 1999, resulting in current period depletion of approximately $327,908.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the current period increased $154,652, or 28% from the previous period. The increase is principally due to an increase in staff costs associated with asset acquisitions during 1999.

GAIN ON SALE OF ASSETS. In March 1999, the Company reported a gain on the sale of a one-sixth interest in the Blue Dolphin System of $2,052,920.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

INTEREST RATE RISK- The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with floating interest rates. Based upon the current outstanding debt a 10% change in the interest rate on the credit facility would result in a minimal increase in interest expense.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         On May 8, 2000, ARO, a 75% owned subsidiary of the Company, and Ralph Currie, ARO's former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS AND HOWARD ENERGY MARKETING, L.L.C. V. AMERICAN RESOURCES OFFSHORE, INC. AND RALPH CURRIE, ET AL (Case No H-00-1371). The lawsuit alleges that H&N Gas and ARO entered into illegal and fraudulent natural gas purchase option agreements that benefited ARO at the expense of H&N Gas. H&N Gas is seeking a claim against ARO of $2.8 million plus treble damages. ARO intends to vigorously defend this claim.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company's Proxy Statement dated April 20, 2000 is incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORT ON FORM 8-K

         A) Exhibits - None

         B) Form 8-K - On February 15, 2000, the Company filed a current report of Form 8-KA dated February 15, 2000, with respect to the acquisition of American Resources Offshore, Inc. The items reported in such current report were Item 2 (Acquisitions or Dispositions of Assets) and Item 7 (Financial Statement and Exhibits).

            Form 8-K - On February 16, 2000, the Company filed a current report of Form 8-KA dated February 16, 2000, with respect to the acquisition of American Resources Offshore, Inc. The items reported in such current report were Item 2 (Acquisitions or Dispositions of Assets) and Item 7 (Financial Statement and Exhibits).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By:  BLUE DOLPHIN ENERGY COMPANY



Date: MAY 12, 2000                  /s/ MICHAEL J. JACOBSON
                                        Michael J. Jacobson
                                        President and Chief Executive Officer



                                    /s/ G. BRIAN LLOYD
                                        G. Brian Lloyd
                                        Vice President, Treasurer