Form 10-Q
period 2000-06-30
BLUE DOLPHIN ENERGY CO
filed 2000-08-21
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended:              JUNE 30, 2000

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _____________ to ________________

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

                  5,953,665 SHARES $.01 PAR VALUE OUTSTANDING AT AUGUST 4, 2000
                  -------------------------------------------------------------

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

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,      December 31,
                                                                                    2000           1999
                                                                                ------------    ------------
                                                                                 (Unaudited)
                                    ASSETS

Current Assets:
   Cash .....................................................................   $  1,199,407    $  1,166,730
   Trade accounts receivable ................................................      1,948,643       1,542,328
   Prepaid expenses .........................................................        756,223         318,139
                                                                                ------------    ------------
                             Total Current Assets ...........................      3,904,273       3,027,197

Property and Equipment, at cost, using full cost method for oil and gas properties. Including $950,813 of unproved leasehold cost and leases held
    for sale at June 30, 2000 and December 31, 1999  ........................     32,234,473      32,143,258

Accumulated depletion, depreciation
    and amortization ........................................................    (18,293,228)    (17,412,195)
                                                                                ------------    ------------
                                                                                  13,941,245      14,731,063

Land ........................................................................        930,500         930,500
Acquisition and development costs - Petroport ...............................      1,803,326       1,741,823
Other Assets ................................................................      2,008,683       1,574,621
                                                                                ------------    ------------
                                 Total Assets ...............................   $ 22,588,027    $ 22,005,204
                                                                                ============    ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses ....................................   $  1,811,047    $  1,614,921
   Current portion of long term-debt ........................................        218,412         319,045
   Notes payable - related parties ..........................................      1,200,000       1,000,000
                                                                                ------------    ------------
                          Total Current Liabilities .........................      3,229,459       2,933,966

Accrued Abandonment Costs ...................................................        488,783         466,988
Minority interest ...........................................................      1,026,168         958,521

Common Stock ................................................................         59,537          59,509
Additional Paid-in Capital ..................................................     25,818,143      25,823,817
Accumulated (Deficit) since January 1, 1990 .................................     (8,034,063)     (8,237,597)
                                                                                ------------    ------------
                            Total Liabilities and
                             Stockholders' Equity ...........................   $ 22,588,027    $ 22,005,204
                                                                                ============    ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                 Three Months
                                                                Ended June 30,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------
Revenue from operations:
    Pipeline operations .............................   $    588,236    $    444,082
    Oil and gas sales ...............................      1,141,506          84,674
    Operating  fees .................................         78,188          75,482
                                                        ------------    ------------
                    REVENUE FROM OPERATIONS .........      1,807,930         604,238

Cost of operations:
    Pipeline operating expenses .....................        265,252         282,826
    Lease operating expenses ........................        314,875         227,909
    Depletion, depreciation, and amortization .......        454,502         145,853
    General and administrative ......................        572,198         496,905
                                                        ------------    ------------
                    COST OF OPERATIONS ..............      1,606,827       1,153,493
                                                        ------------    ------------
                    INCOME (LOSS) FROM OPERATIONS ...        201,102        (549,255)

Other income (expense):
    Interest expense ................................        (32,586)        (57,935)
    Interest and other income .......................         18,042         (36,637)
                                                        ------------    ------------
                    INCOME (LOSS) BEFORE INCOME TAXES        186,558        (643,827)

Minority interest ...................................        (35,861)           --

Provision for income taxes ..........................           --           236,881
                                                        ------------    ------------
Net income (loss) ...................................   $    150,697    $   (406,946)
                                                        ============    ============
Earnings (loss) per share-basic .....................   $       0.03    $      (0.09)
                                                        ============    ============
Earnings (loss) per share-diluted ...................   $       0.03    $      (0.09)
                                                        ============    ============
Weighted average number of common shares outstanding
      and dilutive potential common shares:
    Basic ...........................................      5,951,436       4,646,187
                                                        ============    ============
    Diluted .........................................      6,002,072       4,705,986
                                                        ============    ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                    SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                           ----------------------------
                                                                               2000            1999
                                                                           ------------    ------------
Revenue from operations:
    Pipeline operations ................................................   $  1,059,082    $    879,937
    Oil and gas sales ..................................................      2,177,215         158,229
    Operating  fees ....................................................        156,414         150,514
                                                                           ------------    ------------
                    REVENUE FROM OPERATIONS ............................      3,392,711       1,188,680

Cost of operations:
    Pipeline operating expenses ........................................        506,245         492,319
    Lease operating expenses ...........................................        598,463         524,413
    Depletion, depreciation, and amortization ..........................        910,772         246,960
    General and administrative .........................................      1,070,733         974,213
                                                                           ------------    ------------
                    COST OF OPERATIONS .................................      3,086,213       2,237,905
                                                                           ------------    ------------

                    INCOME (LOSS) FROM OPERATIONS ......................        306,498      (1,049,225)

Other income (expense):

    Interest expense ...................................................        (56,481)       (117,253)
    Gain on sale of assets .............................................           --         2,052,920
    Interest and other income ..........................................         21,164          (6,911)
                                                                           ------------    ------------

                    INCOME BEFORE INCOME TAXES AND CUMULATIVE
                    EFFECT OF A CHANGE IN AN ACCOUNTING PRINCIPLE ......        271,181         879,531

Minority interest ......................................................        (67,647)           --

Provision for income taxes .............................................           --          (281,310)
                                                                           ------------    ------------
                    INCOME BEFORE CUMULATIVE EFFECT OF A
                    CHANGE IN AN ACCOUNTING PRINCIPLE ..................        203,534         598,221

Cumulative effect at January 1, 1999 of a change in accounting principle
for start up costs, net of income tax benefit of $41,480 ...............           --           (80,334)
                                                                           ------------    ------------
Net income .............................................................   $    203,534    $    517,887
                                                                           ============    ============
Earnings per common share-basic
    Income before accounting change ....................................   $       0.03    $       0.13
    Cumulative effect of a change in accounting principle ..............           --             (0.02)
                                                                           ------------    ------------
    Net income .........................................................   $       0.03    $       0.11
                                                                           ============    ============
Earnings per common share-diluted
    Income before accounting change ....................................   $       0.03    $       0.13
    Cumulative effect of a change in accounting principle ..............           --             (0.02)
                                                                           ------------    ------------
    Net income .........................................................   $       0.03    $       0.11
                                                                           ============    ============
Weighted average number of common shares outstanding
      and dilutive potential common shares:
    Basic ..............................................................      5,951,158       4,582,428
                                                                           ============    ============
    Diluted ............................................................      6,001,794       4,642,227
                                                                           ============    ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                          SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                 ----------------------------
                                                                                     2000            1999
                                                                                 ------------    ------------
OPERATING ACTIVITIES
    Net income ...............................................................   $    203,534    $    517,887
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization ......................        910,772         246,960
               Deferred income taxes .........................................           --           380,216
               Change in accounting principle ................................           --           121,814
               Gain on sale of assets ........................................           --        (2,052,920)
               Changes in operating assets and liabilities:
                    (Increase) in trade accounts receivable ..................       (406,315)       (273,456)
                    (Increase) in prepaid expenses ...........................       (438,085)        (18,924)
                    Increase in accounts payable and other current liabilities        263,773         212,584
                                                                                 ------------    ------------
                                          NET CASH PROVIDED BY (USED IN)
                                          OPERATING ACTIVITIES ...............        533,679        (865,839)

INVESTING ACTIVITIES
    Oil and gas prospect generation costs ....................................       (563,222)       (686,308)
    Reimbursement of oil and gas prospect generation costs ...................        563,222         494,393
    Purchases of property and equipment ......................................        (93,069)     (5,436,183)
    Net proceeds from sale of assets .........................................           --         5,570,287
    Funds escrowed for abandonment costs .....................................       (280,296)           --
    Development costs - Petroport ............................................        (67,593)       (181,052)
    Development costs - New Avoca ............................................       (111,411)           --
    (Increase) decrease in other assets ......................................        (42,355)         57,993
                                                                                 ------------    ------------
                                          NET CASH (USED IN)
                                          INVESTING ACTIVITIES ...............       (594,724)       (180,870)

FINANCING ACTIVITIES
    Net proceeds from borrowings .............................................        200,000         200,000
    Net proceeds from the sale of stock ......................................           --         1,960,000
    Payments on borrowings ...................................................       (100,633)           --
    Other ....................................................................         (5,645)         25,216
                                                                                 ------------    ------------
                                          NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES ...............         93,722       2,185,216

                                          INCREASE  IN CASH ..................         32,677       1,138,507

CASH AT BEGINNING OF YEAR ....................................................      1,166,730         593,509
                                                                                 ------------    ------------
CASH AT JUNE 30 ..............................................................   $  1,199,407    $  1,732,016
                                                                                 ============    ============
SUPPLEMENTARY CASH FLOW INFORMATION
    Interest paid ............................................................   $     74,399    $    116,020
                                                                                 ============    ============
    Income taxes paid ........................................................   $      8,430    $     12,620
                                                                                 ============    ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                  JUNE 30, 2000

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

The following table provides a reconciliation between basic and diluted earnings per share:

                                                             WEIGHTED
                                                             AVERAGE
                                                          COMMON SHARES
                                                           OUTSTANDING
                                                          AND DILUTIVE        PER
                                                 NET        POTENTIAL        SHARE
                                               INCOME     COMMON SHARES     AMOUNT
                                             ----------   -------------   ----------
Six Months ended June 30, 2000
    Basic earnings per share .............   $  203,534       5,951,158   $     0.03
    Effect of dilutive stock
        options ..........................         --            50,636         --
                                             ----------   -------------   ----------
    Diluted earnings per share ...........   $  203,534       6,001,794   $     0.03
                                             ==========   =============   ==========
Six Months ended June 30, 1999
    Basic earnings per share .............   $  517,887       4,582,428   $     0.11
    Effect of dilutive stock
        options ..........................         --            59,799         --
                                             ----------   -------------   ----------
    Diluted earnings per share ...........   $  517,887       4,642,227   $     0.11
                                             ==========   =============   ==========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. In July 1999, SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133," was issued and delays the effective date for one year, to fiscal years beginning after June 15, 2000. The Company believes that adoption of this financial accounting standard will not have a material effect on its financial condition or results of operations.

SECURITIES AND EXCHANGE COMMISSION REVIEW

The Securities and Exchange Commission ("SEC") is currently reviewing certain of the Company's historical financial statements in conjunction with the Company's filing of a registration statement on Form S-3. The SEC review could result in significant modifications to such financial statements upon conclusion of the review process.

BUSINESS SEGMENT INFORMATION

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the six months ended June 30, 2000 and 1999, and at June 30, 2000 and December 31, 1999 is as follow.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

                                                                            OPERATING        DEPLETION,
                                                            INTERSEGMENT     INCOME       DEPRECIATION AND
                                              REVENUES        REVENUES      (LOSS)(1)     AMORTIZATION (2)
                                            ------------    ------------    ----------    ----------------
Six months ended June 30, 2000:
      Oil and gas exploration and
            production and operating fees   $  2,336,629           3,000       833,823             719,654
      Pipeline operations ...............      1,070,337          11,255       303,039             176,454
      Other .............................        (14,255)                     (830,364)             14,664
                                            ------------                    ----------    ----------------
      Consolidated ......................      3,392,711            --         306,498             910,772
      Other expense .....................           --              --         (35,317)               --
                                                                            ----------    ----------------
      Income before income taxes ........           --              --         271,181                --

Six months ended June 30, 1999:
      Oil and gas exploration and
            production and operating fees   $    311,743           3,000      (268,798)             53,314
      Pipeline operations ...............        888,774           8,837       (72,602)            181,559
      Other .............................        (11,837)                     (707,825)             12,087
                                            ------------                    ----------    ----------------
      Consolidated ......................      1,188,680            --      (1,049,225)            246,960
      Other expense .....................           --                       1,928,756
                                                                            ----------
      Income before income taxes ........                                      879,531

Three months ended June 30, 2000:
      Oil and gas exploration and
            production and operating fees   $  1,221,194           1,500       434,293             358,667
      Pipeline operations ...............        593,006           4,770       184,534              88,173
      Other .............................         (6,270)                     (417,725)              7,662
                                            ------------                    ----------    ----------------
      Consolidated ......................      1,807,930            --         201,102             454,502
      Other expense .....................                                      (14,544)
                                                                            ----------
      Loss before income taxes ..........                                      186,558

Three months ended June 30, 1999:
      Oil and gas exploration and
            production and operating fees   $    161,656           1,500      (129,243)             27,648
      Pipeline operations ...............        448,336           4,524       (44,460)            111,953
      Other .............................         (5,754)                     (375,552)              6,252
                                            ------------                    ----------    ----------------
      Consolidated ......................        604,238            --        (549,255)            145,853
      Other expense .....................                                      (94,572)
                                                                            ----------
      Income before income taxes ........                                     (643,827)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

                                                      June 30,      December 31,
                                                        2000            1999
                                                    ------------    ------------
Identifiable assets:
      Oil and gas exploration
           and production ......................    $ 13,356,421    $ 12,816,861

     Pipeline operations .......................       8,700,047       8,202,137

     Other .....................................         531,559         986,206
                                                    ------------    ------------
     Consolidated ..............................      22,588,027      22,005,204


      1. Consolidated income from operations includes $801,445 and $683,901 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $14,664 and $12,087 for the six months ended June 30, 2000 and 1999, respectively.

            Consolidated income from operations includes $403,792 and $363,546 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $7,661 and $6,252 for the quarters ended June 30, 2000 and 1999, respectively.

      2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $9,870 and $10,970 for the six months ended June 30, 2000 and 1999, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $11,925 and $11,187 for the six months ended June 30, 2000 and 1999, respectively.

            Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $4,935 and $4,935 for the quarters ended June 30, 2000 and 1999, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $5,430 and $5,851 for the quarters ended June 30, 2000 and 1999, respectively.

LEGAL PROCEEDINGS

On May 8, 2000, American Resources Offshore, Inc., a 75% owned subsidiary of the Company, and its former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS AND HOWARD ENERGY MARKETING, L.L.C. V. AMERICAN RESOURCES OFFSHORE, INC. ET AL (Case No H-00-1371). The lawsuit alleges that H&N Gas and American Resources entered into illegal and fraudulent natural gas purchase option agreements that benefited American Resources at the expense of H&N Gas. H&N Gas is seeking a claim against American Resources of $2.8 million plus treble damages. American Resources intends to vigorously defend this claim.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Certain of the statements included below, including those regarding future financial performance or results, or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "plan" "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, prices of crude oil and natural gas, regulatory changes, general economic conditions, interest rates and competition. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Condensed Consolidated Financial Statements included in Item 1. of this report.

FINANCIAL CONDITION

The following table summarizes the Company's financial position at June 30, 2000 and December 31, 1999 (amounts in thousands):

                                       JUNE 30, 2000     DECEMBER 31, 1999
                                      ----------------   -----------------
                                       AMOUNT      %      AMOUNT      %
                                      --------   -----   --------   -----
Working capital ...................        675       3         93       1
Property and equipment, net .......     13,941      72     14,731      77
Other noncurrent assets ...........      4,743      25      4,247      22
                                      --------   -----   --------   -----
Total .............................     19,359     100     19,071     100
                                      ========   =====   ========   =====


Long-term debt ....................       --      --
Other long-term liabilities .......        489       3        467       2
Minority interest .................      1,026       5        958       5
Stockholders' equity ..............     17,844      92     17,646      93
                                      --------   -----   --------   -----
Total .............................     19,359     100     19,071     100
                                      ========   =====   ========   =====

There have been no significant changes in the Company's financial position for the period December 31, 1999 to June 30, 2000.

During the six months ended June 30, 2000, the Company funded its activities through cash generated from operations and a short-term $200,000 promissory note from a related party. The net cash provided by or used in operating, investing and financing activities is summarized below (amounts in thousands):

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS  - CONTINUED

                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
Net cash provided by (used in):

     Operating activities ............................         534         (866)
     Investing activities ............................        (595)        (181)
     Financing activities ............................          94        2,185
                                                          --------     --------
Net increase in cash .................................          33        1,138
                                                          ========     ========


On December 2, 1999, the Company acquired a 75% ownership interest in American Resources. The purchase price for the American Resources shares was approximately $4.5 million. Concurrently with the sale of its common stock to the Company, American Resources sold an 80% interest in its offshore oil and gas properties located in the Gulf of Mexico assets to Fidelity Oil Holdings, Inc. a subsidiary of MDU Resources Group, Inc. The proceeds received by American Resources were used to retire certain indebtedness.

In order to provide funding for the acquisition of American Resources in December 1999, the Company arranged a private placement and conversion of principal and accrued interest on promissory notes into common stock, $.01 par value per share, of 701,820 shares and 314,898 shares, respectively (see Notes 5 and 7 in Item 8. Financial Statements and Supplementary Data in the Company's Form 10-K for the year ended December 31, 1999). The Company also issued a $1,000,000 convertible promissory note to Harris A. Kaffie, a director of the Company. This convertible promissory note originally due June 1, 2000 has been extended to March 31, 2001, bears interest at 10% per annum, and is convertible into common stock at $6.00 per share. The Company believes that if the $1,000,000 convertible promissory note is not converted, the amount due will be refinanced.

The Company entered into an agreement with Fidelity Oil Holdings, Inc. to manage their interest in the properties acquired from American Resources for $40,000 per month. The agreement is in effect through December 2000 and provides for continuation thereafter on a year to year basis unless terminated by either party. The fees earned from Fidelity are recorded as a reduction to general and administrative expenses.

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. (the "Loan Agreement"). The term of the Loan Agreement expires on December 31, 2000, when the outstanding balance, if any, is due and payable. The facility is available for the acquisition of oil and gas reserve based assets and working capital. In January 2000, the Company paid the $80,000 outstanding balance under the Loan Agreement. At June 30, 2000 the Company did not have an outstanding balance under the Loan Agreement and its borrowing capacity under the Loan Agreement was adjusted to $0.

The Loan Agreement includes certain restrictive covenants that are applicable if any amounts are outstanding under the agreement, including restrictions on the Company's ability to pay dividends on its

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS  - CONTINUED

capital stock and the maintenance of certain financial ratios. Among the various financial covenants the Company must comply with, it must maintain (i) a total tangible net worth of $10,250,000, (ii) a debt coverage ratio of not less than
1.2 to 1 calculated on a rolling four-quarter basis and (iii) a current ratio (as defined in the Loan Agreement) of at least 1 to 1. The Company may seek to renegotiate the terms of the Loan Agreement including, but not limited to, the borrowing capacity and restrictive covenants or enter into a credit agreement with another financial institution. There can be no assurance that the Company will be able to renegotiate the terms of the Loan Agreement or enter into a new credit agreement with commercially reasonable terms.

The Company has exploration and development opportunities associated with its offshore properties owned through American Resources. American Resources will evaluate each of the exploration and development opportunities and its available capital resources to determine whether to participate, sell its interest or sell a portion of its interest and use the proceeds to participate at a reduced interest. As of July 31, 2000, American Resources had expended approximately $1 million on exploration and development opportunities on its properties during 2000, funded out of working capital.

In April 2000, the Company amended its prospect generation program agreement with Fidelity Oil, whereby in exchange for certain participation rights of up to 100%, Fidelity Oil will fund $1,060,000 of the costs associated with the program during 2000. Fidelity Oil will also reimburse the company for seismic data acquired. The available interests in the prospect inventory developed in the program are for sale on an individual prospect basis.

The Company announced a natural gas discovery in High Island Area Block A-7, in federal waters off the Texas coast. The Company acquired the block at MMS Sale 155 in 1995, and owns an 8.9% after payout reversionary working interest. High Island Block A-7 was one of four blocks the Company acquired in the first year of its offshore prospect generation program in 1995.

In July 2000, the Company reached an agreement to provide transportation services for Vastar Resources, Inc. in High Island Block A-5 offshore Texas in the Gulf of Mexico. To accommodate this production, the Company agreed to construct a 3.4 mile 12" diameter pipeline from the production platform in High Island A-5 to the Black Marlin Pipeline. The cost to construct the pipeline is estimated to be $2.2 million, $1.1 million net to the Company's 50% interest. The pipeline is expected to be completed in August 2000, with production from High Island Block A-5 expected to commence in September or October 2000. The Company expects to finance this pipeline with its credit facility with Bank One, or from other external sources.

In late July 2000, oil and gas production from the only producing well in the Buccaneer Field ceased due to down hole mechanical problems. The Company is currently evaluating alternatives to reestablish production from this well and the associated costs to do so. The Company has hired Ralph E. Davis Associates, Petroleum Engineers, to assist with evaluating alternatives to reestablish production in the field. If production is not reestablished or effects to reestablish production are not commenced within six months from the date of last production, the Company's leasehold on the Buccaneer Field will terminate, which would result in a significant non-cash impairment of oil and gas properties.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS  - CONTINUED

In July 2000, the Company acquired a 5/6th's ownership interest in an 8-inch,
12.78 mile pipeline from Walter Oil and Gas Corp. for approximately $269,000. The pipeline extends from Galveston Area Block 350 to an interconnect to another pipeline in Galveston Area Block 391 (the "GA350 Pipeline"), approximately 14 miles south of the Company's Blue Dolphin Pipeline. The pipeline currently transports nominal volumes of gas, but the Company believes it is well positioned to attract future discoveries in the area.

In order to provide funding for the acquisition of the GA350 Pipeline and other working capital needs, the Company issued two convertible promissory notes each in the principal amount of $200,000 on May 25, 2000 and July 6, 2000. Both notes were issued to Ivar Siem, Chairman of the Company. These convertible promissory notes are due March 31, 2001, bear interest at the rate of 10% per annum and are convertible into common stock at the rate of $6.00 per share.

In October 1999, American Resources sold call options for 5 MMBtu's per day of gas at a call price of $3.25 per MMBtu to H & N Gas. The call options expire in September 2000. In exchange for establishing a ceiling of $3.25 per MMBtu over the option term, American Resources received an average option premium of approximately $0.12 per MMBtu on the volumes contracted for under the call option agreement. Fidelity Oil agreed to assume 80%, or 4 MMBtu's per day, of any liability from these options. The call options are settled each month. American Resources did not incur any liability from these options for the months of October 1999 through May 2000. The liability from the June 2000 option was $147,900, of which Fidelity Oil reimbursed ARO $118,320. For the months of July and August 2000, the settlement amounts were $222,580 and $79,515, respectively, of which Fidelity Oil has reimbursed ARO $178,064 and $63,612, respectively. The settlement price for September 2000 is unknown at this time. As a result of the legal proceedings with H & N Gas (see Part II, Item 1. Legal Proceedings, below), we have suspended payments to H&N Gas.

In October 1999, the Company announced that Equilon Enterprises, LLC (an alliance of two major oil companies, Shell and Texaco), agreed to jointly continue development of the Petroport deepwater port project with the Company. The agreement provided that the parties would share mutually agreed upon third party costs of additional economic feasibility and design studies for the purpose of determining whether to proceed with further development efforts, including licensing and permitting of the facility. The same agreement contemplated that the parties would enter into further contractual arrangements in the event that Equilon chose to participate in the substantial additional costs of proceeding with licensing of the facility, and that Equilon would have no interest in the Petroport project if it did not. The agreement contemplated that those additional contracts would address such matters as the parties' respective ownership percentages of an entity to be formed to develop, own and operate Petroport, the sharing of further development costs and cash payments to the Company. Proposed, non-binding terms concerning those matters were contained in the agreement but were subject to substantial change depending upon, among other things, whether the Company or Equilon determined to sell a portion of their respective interests in the project to other participants. Although the Equilon agreement expired in December 1999, Equilon and the Company have continued to share relatively minor development expenses, although neither party is obligated to do so. Equilon has not advised the Company as to whether it will proceed with licensing and further documentation. Whether or not Equilon determines to participate further in the development of Petroport, the Company intends to continue its efforts to attract

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS  - CONTINUED

throughput commitments from prospective users and seek partners to participate in the ownership and further costs of developing Petroport.

Costs of the offshore terminal complex, the pipeline to shore, onshore facilities and facility licensing are estimated to be $200.0 million. The Company expects that its' partner or partners in the Petroport project would be responsible for all licensing and permitting costs, currently estimated to be approximately $6.0 million. The Company plans to seek financing for the costs associated with facility construction.

In November 1999, the Company and WBI Holdings, Inc. (WBI) formed New Avoca Gas Storage LLC, 25% owned and managed by the Company and 75% owned by WBI, and acquired the Avoca gas storage assets for $400,000 ($100,000 net to the Company's interest) from Northeastern Gas Caverns ("Northeastern"). Additionally, a contingent payment of $500,000 ($125,000 net to the Company's interest) was due to Northeastern on May 22, 2000. New Avoca made a payment of $50,000 ($12,500 net to the Company's interest) and extended the remaining $450,000 payment to August 22, 2000. The contingent payment will be excused, and the $50,000 payment made will be refunded, if Northeastern successfully settles a claim associated with Avoca Gas Storage, Inc. (the original owner of the Avoca gas storage assets). A pending settlement of the claim is expected to be completed, and the Company believes that the contingent payment will not be made. New Avoca can elect to liquidate the project at any time. If liquidated, after settling all accrued obligations, the first $400,000 of proceeds, if any, goes to New Avoca, the next $500,000 goes to Northeastern (if the $500,000 has not yet been paid as described above) and anything over $900,000, subject to Northeastern successfully settling its claim with Avoca Gas Storage, Inc. goes to New Avoca. New Avoca is currently evaluating all previously gathered data and is preparing to test existing brine disposal wells to determine whether or not to go forward with construction of the project or to liquidate. Testing of the brine disposal wells is needed in order to complete the evaluation of the project. The original owners of the Avoca gas storage assets encountered difficulties associated with the rate at which the brine disposal wells accept brine that is produced during construction of the gas storage caverns. New Avoca believes that the brine disposal wells will accept brine at an acceptable rate. New Avoca will conduct a test on the brine disposal wells as soon as the necessary permits are received. The test, and evaluation of the test results, will take approximately one month to complete. It is currently estimated that the Company's share of the costs associated with these activities for 2000 will be approximately $300,000. The Company's share of construction costs, should New Avoca decide to go forward with the project, and the timing of such costs have not been determined.

In general, the Company believes that it has or can obtain adequate capital resources and liquidity to continue to finance and otherwise meet its anticipated business requirements. The availability or cost of capital resources may, however, adversely affect the Company's timing for major pipeline expansions, further development of the Buccaneer Field, growth in oil and gas prospect generation activities and the Petroport and New Avoca projects.

RESULTS OF OPERATIONS

The Company reported net income for the six months ended June 30, 2000, ("current period") of $203,534, compared to net income of $517,887 reported for the six months ended June 30, 1999

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS  - CONTINUED

("previous period"). Net income in the previous period included a gain on sale of a one-sixth interest in the Blue Dolphin Pipeline system of $2,052,920.

For the quarter ended June 30, 2000 ("current quarter") the Company reported net income of $150,697 compared to a net loss of $406,946 for the quarter ended June 30, 1999 ("previous quarter"). The improvement is due to increases in pipeline transportation revenues and oil and gas sales in the current quarter.

REVENUES:

SIX MONTHS 2000 VS. 1999. Revenues for the current period increased by $2,204,031 or 185% to $3,392,711 compared to revenues of $1,188,680 reported for the previous period.

Current period revenues from pipeline operations increased by $179,145 or 20% from the previous period. The increase was primarily due to an increase in gas volumes transported on the Black Marlin Pipeline System, which system was acquired on March 1, 1999, resulting in a $354,317 increase in revenues. During the current period average daily gas volumes transported by the Black Marlin Pipeline System were 69,000 MMBtu/d compared to 51,000 MMBtu/d during the four months the Company owned the system in the previous period. This increase was offset in part by a decline in gas volumes in the Blue Dolphin Pipeline System. During the current period, average daily gas volumes transported by the Blue Dolphin Pipeline System were 29,000 MMBtu/d compared to 40,000 MMBtu/d during the previous period. On March 1, 1999, the Company sold a 1/6th interest in the Blue Dolphin Pipeline System, reducing its interest to 50%.

Current period revenues from oil and gas sales increased by $2,018,986, from those of the previous period primarily due to the acquisition of American Resources in December 1999, resulting in additional revenues of $1,943,456 in the current period. In addition, oil and gas sales from existing properties increased by $75,530 due to higher commodity prices in the current period.

SECOND QUARTER 2000 VS. SECOND QUARTER 1999. Revenues for the current quarter increased by $1,203,692 or 199% to $1,807,930 compared to revenues of $604,238 reported for the previous quarter.

Current quarter revenues from pipeline operations increased by $144,154 or 32% from the previous quarter primarily due to an increase in gas volumes transported on the Black Marlin Pipeline System, resulting in revenues of $177,854, offset by a 22% decline in gas volumes transported on the Blue Dolphin Pipeline System, resulting in a reduction of revenues of $33,700.

Current quarter revenues from oil and gas sales increased by $1,056,832, from those of the previous quarter primarily due to the acquisition of American Resources in December 1999, resulting in additional revenues of $1,018,000. In addition, oil and gas sales from existing properties increased by $38,832 due to higher commodity prices in the current period.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS  - CONTINUED

COSTS AND EXPENSES:

SIX MONTHS 2000 VS. 1999. Current period lease operating expenses increased $74,050 or 14% from those of the previous period. Current period expenses from the ARO properties that were acquired in December 1999 totaled $321,441. The increase in expenses was offset by lower costs in the current period associated with the Buccaneer Field. In the previous period, repairs and modifications to a Buccaneer Field platform totaled $228,746.

Current period depletion, depreciation and amortization increased $663,812, primarily due to the acquisition of American Resources in December 1999, resulting in increased depletion of $654,093.

General and administrative expenses for the current period increased $96,520, primarily due to the acquisition of American Resources in December 1999.

Current period interest expense decreased $60,772 due primarily to the retirement of $1,811,555 principal amount of promissory notes in December 1999 resulting in a decrease in interest expense of $104,045. The decrease was offset in part by interest expense of $51,990 on the $1,000,000 convertible promissory note issued in December 1999 and the $200,000 convertible promissory note issued in May 2000.

SECOND QUARTER 2000 VS. SECOND QUARTER 1999. Current quarter lease operating expenses increased $86,966 or 38% from those of the previous quarter. Current quarter expenses from the American Resources properties that were acquired in December 1999 totaled $179,148. The increase in expenses was offset by lower costs in the current quarter associated with the Buccaneer Field of $92,182.

Current quarter depletion, depreciation and amortization increased $308,649, primarily due to the acquisition of ARO in December 1999, resulting in increased depletion of $326,185.

General and administrative expenses for the current quarter increased $75,293, primarily due to the acquisition of American Resources in December 1999.

Current quarter interest expense decreased $25,349 due to the retirement of $1,811,555 principal amount of promissory notes in December 1999, resulting in a decrease in interest expense of $52,023. The decrease was offset in part by interest expense of $26,667 on the $1,000,000 convertible promissory note issued in December 1999 and the $200,000 convertible promissory note issued in May 2000.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates as discussed below.

COMMODITY PRICE RISK- The Company produces and sells natural gas, crude oil, and natural gas liquids. As a result, the Company's financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces. Except as described below the Company does not use derivative products to manage commodity price risk.

INTEREST RATE RISK- The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with floating interest rates. Since the Company does not have an outstanding balance under the Loan Agreement a 10% change in the interest rate on the credit facility would not effect interest expense.

DERIVATIVES- In October 1999, American Resources sold call options for 5 MMBtu's per day of gas at a call price of $3.25 per MMBtu to H & N Gas. The call options expire in September 2000. In exchange for establishing a ceiling of $3.25 per MMBtu over the option term, American Resources received an average option premium of approximately $0.12 per MMBtu on the volumes contracted for under the call option agreement. Fidelity Oil agreed to assume 80%, or 4 MMBtu's per day, of any liability from these options. The call options are settled each month. The months of October 1999 through May 2000 expired with no liability to American Resources. The liability from the June 2000 option was $147,900, of which Fidelity Oil reimbursed American Resources $118,320. For the months of July and August 2000, the settlement amounts were $222,580 and $79,515, respectively, of which Fidelity Oil has reimbursed American Resources $178,064 and $63,612, respectively.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On May 8, 2000, American Resources, a 75% owned subsidiary of the Company, and its former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS AND HOWARD ENERGY MARKETING, L.L.C. V. AMERICAN RESOURCES OFFSHORE, INC. ET AL (Case No H-00-1371). The lawsuit alleges that H&N Gas and American Resources entered into illegal and fraudulent natural gas purchase option agreements that benefited American Resources at the expense of H&N Gas. H&N Gas is seeking a claim against American Resources of $2.8 million plus treble damages. American Resources intends to vigorously defend this claim.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on May 18, 2000. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to such matter, where applicable, are set forth below.

                                      VOTES      VOTES      VOTES                   BROKER
                                       FOR      AGAINST   WITHHELD   ABSTENTIONS   NON-VOTES
                                    ---------   -------   --------   -----------   ---------
Election of Directors
    Ivar Siem ...................   3,615,694     2,947       --           1,632     113,457
    Michael S. Chadwick .........   3,617,592     1,049       --           1,632     113,457
    Harris A. Kaffie ............   3,617,592     1,049       --           1,632     113,457
    Daniel B. Porter ............   3,617,592     1,049       --           1,632     113,457
Proposal relating to
    2000 Incentive Plan .........   2,880,523     7,888       --             245     113,457

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

            A)    Exhibits - 27.1 Financial Data Schedule

            B) Form 8-K - On June 5, 2000, the Company filed a current report of Form 8-KA dated December 2, 1999, with respect to the acquisition of American Resources Offshore, Inc. The items reported in such current report were Item 2 (Acquisitions or Dispositions of Assets) and Item 7 (Financial Statement and Exhibits).

                  On June 5, 2000, the Company filed a current report of Form 8-K dated June 5, 2000, amending the description of securities. The items reported in such current report were
                  Item 5 (Other Events) and Item 7 (Financial Statement and Exhibits).

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By:  BLUE DOLPHIN ENERGY COMPANY



Date:    August 21, 2000            /S/ MICHAEL J. JACOBSON
                                    -----------------------------------------
                                        Michael J. Jacobson
                                        President and Chief Executive Officer

                                    /S/ G. BRIAN LLOYD
                                    -----------------------------------------
                                        G. Brian Lloyd
                                        Vice President, Treasurer