Form 10-K405/A
period 1999-12-31
BLUE DOLPHIN ENERGY CO
filed 2000-09-07
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

        [X]   Annual Report Pursuant to Section 13 or 15(d) of the
                             Securities Act of 1934

                   For the fiscal year ended December 31, 1999

                                       or

        [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

              For the transition period from _________ to ________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value (estimated solely for purposes of this calculation) of the voting stock held by non-affiliates of the registrant as of August 4, 2000, was approximately $15,955,822.

         As of August 4, 2000, there were outstanding 5,953,665 shares of Common Stock, par value $.01 per share, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders of the registrant (Sections entitled "Ownership of Securities of the Company", "Election of Directors", "Executive Compensation" and "Transactions With Related Persons"), filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

      FORWARD LOOKING STATEMENTS. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in the Section 21E of the Securities Exchange Act of 1934 , as amended. The words "expect," "plan," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin" or the "Company") cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, prices of crude oil and natural gas, regulatory changes, general economic conditions, interest rates, competition, and other factors discussed below. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, as well as the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

                                   THE COMPANY

     The Company is engaged in the acquisition and exploration of oil and gas properties, and the gathering, transportation and storage of natural gas and condensate. The Company is actively pursuing midstream projects with long term revenue potential, such as the Petroport offshore oil terminal and the Avoca natural gas storage project. The Company's primary geographical focus areas are the western and central coasts of the U.S. Gulf of Mexico. The Company was incorporated in 1986 as the result of the corporate combination of ZIM Energy Corporation , a Texas corporation founded in 1983, and Petra Resources, Inc., an Oklahoma corporation formed in 1980 . The Company succeeded to the business, properties and assets of ZIM Energy and Petra Resources. In June 1987, the Company changed its name from ZIM Energy Corporation to Mustang Resources Corp. In January 1990, the Company's name was changed to Blue Dolphin Energy Company. In December 1999, the Company acquired a 75% ownership interest in American Resources Offshore, Inc.American Resources.

     The Company is a holding company that conducts substantially all of its operations through its subsidiaries. Substantially all of the Company's assets consist of equity in its subsidiaries. The Company's subsidiaries are as follows:

     o Blue Dolphin Exploration Company, a Delaware corporation;

     o American Resources, a majority owned subsidiary of Blue Dolphin
       Exploration

     o Blue Dolphin Pipe Line Company, a Delaware corporation;

     o Blue Dolphin Services Co., a Texas corporation;

     o Black Marlin Energy Company, a Delaware corporation;

     o Black Marlin Pipeline Company, a Texas corporation and wholly owned subsidiary of Black Marlin Energy;

     o Buccaneer Pipe Line Co., a Texas corporation;

     o Mission Energy, Inc., a Delaware corporation;

     o New Avoca Gas Storage, LLC, a Texas Limiited liability company in which the Company owns a 25% interest; and

     o Petroport, Inc., a Delaware corporation.

     The principal executive office of the Company is located at 801 Travis, Suite 2100, Houston, Texas, 77002, telephone number (713) 227-7660. American Resources maintains a division office in New Orleans, Louisiana. Shore base facilities are maintained in Freeport and Texas City, Texas serving Gulf of Mexico operations. The Company has 25 full-time employees. The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") Small Cap Market under the trading symbol "BDCO". The Company's home page address on the world wide web is http://www.blue-dolphin.com.

                             BUSINESS AND PROPERTIES

     The Company conducts its business activities in two primary business segments: (i) pipeline operations, which includes our developmental mid-stream projects, and (ii) oil and gas exploration and production. The Company owns and operates, through its subsidiaries, natural gas and condensate pipeline gathering facilities. The Company's oil and gas exploration and production activities include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. The Company also develops for sale to third parties, oil and gas exploration prospects in the Gulf of Mexico. See Note 10 to Consolidated Financial Statements included in
Item 8 and incorporated herein by reference for information relating to revenues, operating profit or loss and identifiable assets of the Company's business segments. The Company is also in varying stages of development of the Petroport offshore oil terminal project and the Avoca natural gas storage project.

PIPELINE OPERATIONS AND ACTIVITIES

     The Company's pipeline assets are held and operations conducted by Blue Dolphin Pipe Line Company, Mission Energy, Buccaneer Pipe Line and Black Marlin, all wholly owned subsidiaries of the Company.

     PURCHASE AND SALE OF PIPELINE INTERESTS. On March 1, 1999, the Company acquired Black Marlin Pipeline Company from Enron Pipeline Company ("Enron"), for $5,404,270. In addition, Enron received an option to acquire a minimum of 25% and a maximum of 33-1/3% of the Black Marlin Pipeline System, if Black Marlin Pipeline should become no longer subject to rate and tariff regulation by the Federal Energy Regulatory Commission. This option will expire on the earlier of the third anniversary of the date of notice that the Black Marlin Pipeline is no longer subject to rate and tariff regulation or March 1, 2004. Black Marlin Pipeline Company is the owner of the 75-mile Black Marlin Pipeline System, as defined below. Effective as of March 1, 1999, the Company sold

     o a one-sixth (1/6) undivided interest in the Company's Blue Dolphin Pipeline System, the Black Marlin Pipeline System and the Omega Pipeline to WBI Southern, Inc. ("WBI") for $3,712,000, and

     o a one-third (1/3) undivided interest in the Black Marlin Pipeline System to MCNIC Pipeline and Processing Company ("MCNIC") for $1,801,423.

     The Company used the proceeds from these transactions to finance its acquisition of Black Marlin Pipeline Company. MCNIC owns a one-third (1/3) interest in the Blue Dolphin Pipeline System and the Omega Pipeline. Neither WBI nor MCNIC is an affiliate of the Company.

     BLUE DOLPHIN PIPELINE SYSTEM. The Company, through Blue Dolphin Pipe Line Company, Mission Energy and Buccaneer Pipe Line, owns a 50% undivided interest in the Blue Dolphin Pipeline System (the "Blue Dolphin System"). The Blue Dolphin System includes the Blue Dolphin Pipeline, Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 Bblsof above-ground tankage for storage of condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the pipeline system shore facilities, pipeline easements and rights-of-way are located.

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

     The Blue Dolphin Pipeline consists of two segments. The offshore segment transports both natural gas and condensate and is comprised of approximately 36 miles of 20-inch pipeline from the Buccaneer Field platforms to shore and 4 miles to the shore facility at Freeport, Texas. Additionally, the offshore segment includes 9 field gathering lines totalling approximately 55 miles, connected to the main 20-inch line. This system's onshore segment consists of approximately 2 miles of 16-inch pipeline for transportation of natural gas from the shore facility to a sales point at a Freeport, Texas chemical plants' complex and intrastate pipeline system tie-in.

     Various fees are charged to producer/shippers for provision of transportation and shore facility services. Blue Dolphin System natural gas throughput averaged approximately 21% of capacity during 1999. Current system capacity is approximately 160 MMcf per day of gas and 7,000 Bbls per day of condensate. During 1999, 99% of gas and condensate volumes transported were attributable to production from third party producer/shippers. See Note 10 to Consolidated Financial Statements included in Item 8 and incorporated herein by reference.

     BLACK MARLIN PIPELINE SYSTEM. Black Marlin is the owner of the Black Marlin Pipeline System (the "Black Marlin System"). The Black Marlin System includes the Black Marlin Pipeline, onshore facilities for condensate and gas separation and dehydration, 3,000 Bbls of above ground tankage for storage of condensate, a truck loading facility for oil and condensate, and 5 acres of land in Galveston County, Texas where the Black Marlin Pipeline comes ashore and on which are located the pipeline system's shore facilities.

     Black Marlin is classified as a "natural gas company" pursuant to the Natural Gas Act of 1938 and the Black Marlin Pipeline is classified as an "interstate pipeline" pursuant to the Natural Gas Policy Act of 1978 and thus subject to Federal Energy Regulatory Commission ("FERC") regulation.

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

The Black Marlin Pipeline consists of two segments. The offshore segment transports natural gas and condensate and is comprised of approximately 67 miles of 16-inch pipeline from a High Island Block 136 platform, including an extension from a platform in High Island Block A-6, to an interconnection in High Island Block 137, across Galveston Bay to the onshore facilities at Texas City, Texas. The offshore segment also includes approximately 7 miles of 8-inch pipeline from a platform in High Island Block 199 to an interconnection with the main line in High Island Block 171. The onshore segment consists of approximately 2 miles of 16-inch pipeline from the shore facilities to an end user and pipeline system tie-ins

     Various fees are charged to producer/shippers for provision of transportation and shore facility services. Black Marlin System natural gas throughput averaged approximately 28% of capacity during 1999. Current Black Marlin System capacity is approximately 200 MMcf per day of gas and 1,500 Bbls. per day of condensate. During 1999, all gas and condensate volumes were attributable to production from third party producer/shippers.

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

     In October 1999, the Company announced that Equilon Enterprises, LLC (an alliance of two major oil companies, Shell and Texaco), agreed to jointly continue development of the Petroport deepwater port project with the Company. The agreement provided that the parties would share mutually agreed upon third party costs of additional economic feasibility and design studies for the purpose of determining whether to proceed with further development efforts, including licensing and permitting of the facility. The same agreement contemplated that the parties would enter into further contractural arrangements in the event that Equilon chose to participate in the substantial additional costs of proceeding with licensing of the facility, and that Equilon would have no interest in the Petroport project if it did not. The agreement contemplated that those additional contracts would address such matters as the parties' respective ownership percentages of an entity to be formed to develop, own and operate Petroport, the sharing of further development costs and cash payments to the Company. Proposed, non-binding terms concerning those matters were contained in the agreement but were subject to substantial change depending upon, among other things, whether the Company or Equilon determined to sell a portion of their respective interests in the project to other participants. Although the Equilon agreement expired in December 1999, Equilon and the Company have continued to share relatively minor development expenses, although neither party is obligated to do so. Equilon has not advised the Company as to whether it will proceed with licensing and further documentation. Whether or not Equilon determines to participate further in the development of Petroport, the Company intends to continue its efforts to attract throughput commitments from prospective users and seek partners to participate in the ownership and further costs of developing Petroport.

     Costs of the offshore terminal complex, the pipeline to shore, onshore facilities and facility licensing are estimated to be $200.0 million. The Company expects that its partner or partners in the Petroport project would be responsible for all licensing and permitting costs, currently estimated to be approximately $6.0 million. The Company plans to seek financing for the costs associated with facility construction. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

     As currently planned, the facility will be located 40 miles off the Texas coast in approximately 115 feet of water. The terminal complex will consist of two single point mooring buoys connected to a central pumping platform, with a main export pipeline from the platform to shore facilities in the Freeport, Texas area. At its onshore terminus, the main oil pipeline will access existing onshore storage and a distribution network serving the greater Houston area refiners and the NYMEX crude oil futures settlement hub at Cushing, Oklahoma. The design capacity of the pipeline to shore will be in excess of 1.25 million barrels per day.

     Petroport's future business environment is expected to be characterized by a continuing significant demand by refiners for imports, with use of short haul Caribbean Basin crudes as a major source of foreign crude. Petroport will offer an alternative for receipt of large volumes of imported crude oil. The Company believes Petroport's commercial success will be driven primarily by economies of scale derived from use of larger, fully loaded tankers discharging short haul Caribbean Basin cargoes into Petroport, and efficiencies gained by supertankers discharging intermediate and long haul West African, North Sea, and Persian Gulf crudes directly into Petroport versus current use of lightering operations.

     Petroport will also be available to serve producers in the Gulf of Mexico . It can serve as a major gathering hub and trunk line to shore, with crude received from floating production storage and offloading systems serving deepwater Gulf of Mexico producers.

AVOCA NATURAL GAS STORAGE PROJECT

      In November 1999 the Company and WBI Holdings, Inc. ("WBI Holdings") formed New Avoca Gas Storage LLC ("New Avoca"), 25% owned and managed by the Company and 75% owned by WBI Holdings, and acquired the Avoca gas storage assets. The Company records its investment in New Avoca by using the equity method of accounting.

      The Avoca natural gas salt cavern storage project was conceived as a 5 BCF working gas facility located south of Rochester near the town of Avoca, New York. Its design provides for 250 MMcf/d injection and 500 MMcf/d withdrawal capacities into the Tennessee Gas Pipeline HC400 24" line.

     The original owner, Avoca Gas Storage, Inc., filed for bankruptcy on July 7, 1997. The assets were subsequently acquired out of bankruptcy by Northeastern Gas Caverns ("Northeastern").

     New Avoca purchased the Avoca gas storage assets from Northeastern for $400,000 plus a contingent payment of $500,000. The contingent payment will be excused if Northeastern successfully settles its claim against certain parent companies of Avoca Gas Storage. On June 28, 2000 the United States Bankruptcy Court for the District of Delaware held a hearing to approve a settlement agreement between Avoca Gas Storage, the Committee of Unsecured Creditors, and an affiliate of Northeastern. The settlement of Northeastern's claim against Avoca Gas Storage was expected to occur before May 2000 but has been extended to October 2000. A contingent payment of $500,000, $125,000 net to the Company's interest in New Avoca, was due to Northeastern on May 22, 2000. New Avoca made a partial payment of $50,000 and extended the remaining $450,000 payment until August 22, 2000. New Avoca and Northeastern have agreed to further extend this payment until October 1, 2000, as consideration for the extension the amount of the contingent payment was increased to $460,000. New Avoca's contingent payment to Northeastern will be forgiven if Northeastern successfully settles its claims against Avoca Gas Storage. There can be no assurance that Northeastern will settle its claim against Avoca Gas Storage and New Avoca's contingent payment to Northeastern will be forgiven.

      New Avoca may elect to liquidate its assets before Northeastern's claims against Avoca Gas Storage are settled and repay, or satisfy, all accrued obligations. If New Avoca liquidates, the first $440,000 of proceeds, if any, would go to New Avoca, the next $500,000 would go to Northeastern, and any remaining proceeds, subject to Northeastern settling its claims against Avoca Gas Storage, to New Avoca.

     The existing Avoca physical facilities include:

     o 900+ acres of land

     o Pumps and pipeline for fresh water

     o Pump house containing 12 pumps (6,400 HP) for the solution mining operation

     o 5 cavern wells - 4,000' deep

     o 6 brine disposal wells - 9,000' deep

     o Storage building with valves, fittings, and miscellaneous parts

     o Electrical switch gear

     o Solution mining equipment

     o Compressor foundations

     o Electrical Sub-Station

      The original owners of the Avoca gas storage assets encountered difficulties associated with the rate at which the brine disposal wells accept brine that is produced during construction of the gas storage caverns. New Avoca believes it can achieve an acceptable rate that the brine disposal wells accept brine. New Avoca recently completed a feasibility study and will conduct a test on the brine disposal wells as soon as the necessary permits are received from the New York State Department of Environmental Conservation. The test, and evaluation of the test results, will take approximately one month to complete. Based upon the results of the test, New Avoca will either go forward with construction or liquidate the project. If liquidated, the Company believes that it can recover its investment in this project. It is currently estimated that it will take between 1 1/2 to 2 years to begin operations at partial capacity, with 3 to 4 years for the facility to operate at full capacity. The cost to begin operations has not yet been determined.

OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

     The Company's oil and gas assets are held, and operations conducted by, Blue Dolphin Exploration and American Resources.

     The following is a description of the Company's major oil and gas exploration and production assets and activities:

     AMERICAN RESOURCES . On December 2, 1999, Blue Dolphin Exploration acquired a 75% ownership interest in American Resources by purchasing approximately 39.0 million shares of American Resources common stock. The purchase price for the shares of American Resources' common stock was approximately $4.5 million. Concurrently with the sale to Blue Dolphin Exploration , American Resources sold an 80% interest in its Gulf of Mexico assets to Fidelity Oil Holdings, Inc. a subsidiary of MDU Resources Group, Inc.. The proceeds received by American Resources were used to retire certain indebtedness.

     American Resources' assets consist of an average 6% non-operated working interest in eight producing properties and one proved undeveloped property along with leasehold interests in 34 additional offshore tracts, all located in the Gulf of Mexico offshore Louisiana and Texas. At closing, all significant liabilities of American Resources were settled and substantially all stock options and warrants were cancelled. The American Resources properties represent 36% of the discounted present value of estimated future net revenues from Proved Reserves of the Company as of December 31, 1999. Sales of production from the American Resources properties accounted for 52% of oil and gas sales revenues and 10% of total revenues of the Company for the year ended December 31, 1999.

     American Resources sells substantially all of its current oil and gas production through the operators of its properties. The price American Resources is currently receiving is based on current market prices. Previously, forward sales contracts were utilized for a significant portion of its gas production to achieve more predictable cash flow and to reduce the effect of fluctuations in gas prices.

      American Resources has established a preliminary budget of $1.4 million for exploration and development of American Resources' oil and gas properties in 2000; however, this budget is subject to revision during the year to reflect drilling results and new opportunities. American Resources will evaluate each of the exploration and development opportunities and its available capital resources to determine whether to participate, sell its interest or sell a portion of its interest and use the proceeds to participate at a reduced interest.

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

     Buccaneer Field condensate sales are based on the average monthly market prices as reported by Koch Oil Company. Sale of condensate from the Buccaneer Field represented 6% of oil and gas sales revenues and 1% of total revenues of the Company for the year ended December 31, 1999.

     The Minerals Management Service of the U.S. Department of the Interior ("MMS") requires that security be provided for the estimated future abandonment obligations associated with the Buccaneer Field. Blue Dolphin Exploration provided the MMS surety bonds in the amount of $1,300,000. Additionally, Blue Dolphin Exploration is required to make a $250,000 annual payment to a sinking fund to cover its end of lease abandonment and site clearance obligations. Blue Dolphin Exploration is required to make payments to the sinking fund until the balance of the sinking fund is $2,400,000, unless changed by the MMS. The MMS may periodically increase, or decrease, the amount of the sinking fund based upon its estimate of Blue Dolphin Exploration's lease abandonment and site clearance costs. In 1999, Blue Dolphin Exploration elected to remove an inactive satellite platform in the Buccaneer Field to reduce its future lease abandonment and site clearance costs. The Company's annual abandonment escrow fund payment of $250,000 that was due in June 1999 was waived pursuant to a verbal agreement with the MMS as a result of the removal of the inactive satellite platform. As of December 31, 1999, the sinking fund totalled approximately $1,168,560. The Company estimates the remaining life of its major Buccaneer Field facilities to be in excess of ten years.

     In addition to conducting traditional oil and gas production operations for itself, the Company operates and maintains oil and gas production facilities for third party producers who also utilize the Blue Dolphin System for gathering and transportation of their production. Currently, the Company has a contract with Apache Corporation to provide operation and maintenance services. The Company's contract with Apache Corporation expires at the earlier of the expiration of the term of the federal oil and gas lease where the Company performs its services, or November 2004. During 1999, approximately 11% of the Company's revenues were attributable to its contract with Apache Corporation.

     OFFSHORE OIL AND GAS PROSPECT GENERATION ACTIVITIES. In August 1994, Blue Dolphin Exploration initiated a program to develop oil and gas exploration prospects in the Gulf of Mexico for sale to third parties. The program utilizes 3-D seismic data. The Company owns a non-exclusive license to 150 blocks of 3-D seismic data covering 850,000 acres in the Western Gulf of Mexico and a substantial inventory of close grid 2-D seismic data. In addition to recovering prospect development costs, Blue Dolphin Exploration seeks to retain a reversionary working interest in each drillable prospect.

      In September 1997, the Company entered into an agreement with Fidelity Oil, Western Production and Forcenergy (the "Participants"), whereby in exchange for certain participation rights, the Participants partially funded the costs associated with the Company's 1997/1998 offshore prospect generation program. The Company is obligated to , among other things, devote its best efforts to initiate, evaluate, document and present drilling prospects to the Participants. In order to enhance the productivity of the prospect generation program, during 1998 the Company transitioned from the use of consulting geologists and geophysicists to a 100% in house effort. This program was suspended in August 1998, as a result of the withdrawal of Forcenergy who filed for bankruptcy.

     In 1999 the Company placed a 50% interest in the program with Fidelity Oil, whereby in exchange for certain participation rights, Fidelity Oil funds $100,000 per month for the costs associated with the program. Program costs will be reimbursed to the Company as prospects are developed and leases acquired. A portion of the reimbursed costs will be paid to Fidelity Oil based on the level of interest it retains in each prospect. The available 50% interest in the generated prospects is for sale on an individual prospect basis. In April 2000, the Company amended the agreement with Fidelity Oil in its prospect generation program, whereby in exchange for certain participation rights of up to 100%, Fidelity Oil will fund, on a monthly basis, an aggregate of up to $1,060,000 of the costs associated with the program during 2000. As of July 31, 2000, Fidelity had paid $639,000 of these costs. Fidelity Oil will also reimburse the Company for the expenses it incurs acquiring seismic data. The available interests in the prospect inventory are for sale on an individual prospect basis.

     The Company spent the first half of 1999 developing and marketing a prospect inventory in preparation for the Western Gulf of Mexico Federal Lease Sale held in August. Of the five prospects developed, one was sold in which the Company retained a reversionary working interest. Partial interests were sold in all of the pre-existing inventory of leased prospects. The Company is continuing to market the remaining interests. The Company's leased prospect inventory consists of prospects on the following offshore leases:

     o High Island Area Block A-8

     o Galveston Area Block 285

     o Galveston Area Block 295 (Buccaneer)

     o Mustang Island Area Block 817

     o Mustang Island Area Block 839

     The Company has reversionary interests in the following offshore leases:

     o High Island Area Block A-7

     o Galveston Area Block 297

     o Matagorda Island Area Block 713

     PROVED OIL AND GAS RESERVES. Estimates of proved reserves, future net revenues, and discounted present value of future net revenues to the net interest of the Company have been prepared as of December 31, 1999, by Netherland Sewell & Associates, Inc. , Ryder Scott Company and the Company (Buccaneer Field). Both Netherland Sewell & Associates, Inc. and Ryder Scott Company are independent petroleum engineers.

     The following table summarizes the estimates of Proved Reserves, Proved Developed Reserves (as hereinafter defined), future net revenues and the discounted present value of future net revenues from Proved Reserves before income taxes to the net interest of the Company in oil and gas properties as of December 31, 1999, using the SEC Method (defined below).

                           PROVED RESERVES INFORMATION
                             AS OF DECEMBER 31, 1999

                                      NET OIL     NET GAS      FUTURE      DISCOUNTED
                                      RESERVES    RESERVES  NET REVENUES NET REVENUES(3)
                                        (MB)       (MMCF)      ($000)        ($000)
                                      ---------   --------- ------------ ---------------
Total Proved: (1)
      ARO (4) ......................        145      4,349    $ 7,714       $ 6,101
      Buccaneer Field ..............        187     30,993    $37,470       $10,925
                                        -------    -------    -------       -------

      TOTAL PROVED RESERVES ........        332     35,342    $45,184       $17,026
                                        =======    =======    =======       =======



Total Proved Developed Reserves: (2)
      ARO (4) ......................         95      2,531    $ 5,078       $ 4,155
      Buccaneer Field ..............        111     17,869    $25,726       $ 8,891
                                        -------    -------    -------       -------

      TOTAL PROVED DEVELOPED
        RESERVES ...................        206     20,400    $30,804       $13,046
                                        =======    =======    =======       =======


MB = Thousand Barrels   MMCF = Million Cubic Feet

(1) "Proved Reserves" means the estimated quantities of oil, natural gas and condensate which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions by primary producing mechanisms.

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

(4) The Company acquired a 75% ownership interest in American Resources on December 2, 1999. The above reflects 100% of American Resources' reserves and future net revenues, 25% of discounted future net revenues associated with total Proved Reserves and total Proved Developed Reserves of the American Resources' properties is $1,525,252 and $1,038,750, respectively.

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

     The discounted present value of estimated future net revenues attributable to Proved Reserves has been prepared in accordance with the SEC Method after deduction of royalties and other third-party interests, lease operating expenses, and estimated production, development, workover and recompletion costs, but before deduction of income taxes, general and administrative costs, debt service and depletion and amortization. Estimated future net revenues are based on prices of oil and gas in effect at the end of the year without escalation except to the extent contractually committed. Lease operating expenses, and production and development costs, were estimated based on such costs in effect at the end of the year, assuming the continuation of existing economic conditions and without adjustment for inflation or other factors. The present value of estimated future net revenues is computed by discounting future net revenues at a rate of 10% per annum. Revenues from wells not currently producing are included at the time they are expected to be placed into production based upon estimates of future development; workover and recompletion costs are included at the time they are expected to be incurred. Of the Company's total Proved Developed Reserves, 8% of its estimated gas reserves and 29% of its estimated oil reserves were being produced at December 31, 1999.

     Estimates of production and future net revenues cannot be expected to represent accurately the actual production or revenues that may be recognized with respect to oil and gas properties or the actual present market value of such properties. For further information concerning the Company's Proved Reserves, changes in Proved Reserves, estimated future net revenues and costs incurred in the Company's oil and gas activities and the discounted present value of estimated future net revenues from the Company's Proved Reserves, see
Note 11 - Supplemental Oil and Gas Information to Consolidated Financial Statements included in Item 8 and incorporated herein by reference.

     PRODUCTIVE WELLS AND ACREAGE. The following table sets forth the Company's interest in productive wells and developed and undeveloped acreage as of December 31, 1999.

                                                  ACREAGE AND WELLS

                            PRODUCTIVE WELLS (1)                DEVELOPED            UNDEVELOPED
                   -------------------------------------    ------------------    ------------------
                         GROSS                 NET               ACRES (1)            ACRES (1)
                   ------------------    ---------------    ------------------    ------------------
                     OIL        GAS      OIL       GAS       GROSS       NET       GROSS       NET
                   -------    -------    ----    -------    -------    -------    -------    -------
American
 Resources(2) .         17         10    0.73       0.61     45,497      2,820    149,205      8,971

Buccaneer Field          0          1       0          1      8,730      8,730      5,930      5,930


Other .........          0          0       0          0          0          0      5,760      1,728
                   -------    -------    ----    -------    -------    -------    -------    -------
                        17         11    0.73       1.61     54,227     11,550    160,895     16,629
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

(2) The Company acquired a 75% ownership interest in American Resources on December 2, 1999. The above reflects 100% of American Resources' acreage and wells.

      PRODUCTION, PRICE AND COST DATA. The following table sets forth the approximate production volumes and revenues, average sales prices and costs (after deduction of royalties and interests of others) with respect to crude oil, condensate, and natural gas attributable to the interest of the Company for each of the periods indicated:

                       NET PRODUCTION, PRICE AND COST DATA

                                         YEAR ENDED DECEMBER 31,
                                 -----------------------------------------
                                    1999           1998           1997
                                 -----------    -----------    -----------
Gas:
       Production (Mcf) .....        169,329        177,260        176,986
       Revenue ..............    $   393,125    $   391,913    $   393,444
       Average Mcf per Day ..          463.9          485.6          484.9
       Average Sales Price
        Per Mcf .............    $      2.32    $      2.21    $      2.22

Oil:
       Production (Bbls) ....          6,338          1,628          1,156
       Revenue ..............    $   151,974    $    20,840    $    21,636

       Average Bbls per day .           17.4            4.5            3.2
       Average Sales Price
          Per Bbl ...........    $     23.98    $     12.80    $     18.72

Production Costs (1):

       Per Equivalent Mcf(2):    $      4.14    $      3.30    $      4.16


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

     FEDERAL REGULATION OF NATURAL GAS TRANSPORTAION. The transportation and resale of natural gas in interstate commerce have been regulated by the Natural Gas Act, the Natural Gas Policy Act and the rules and regulations promulgated by FERC. In the past the federal government has regulated the prices at which natural gas could be sold. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting producer sales of natural gas, effective January 1, 1993. Congress could, however, reenact price controls in the future.

     The price and terms for access to pipeline transportation is subject to extensive federal regulation. In April 1992, the FERC issued Order No. 636, beginning a series of related orders, which required interstate pipelines to provide open-access transportation on a basis that is equal for all natural gas suppliers. The FERC has stated that it intends Order No. 636 to foster increased competition within all phases of the natural gas industry. Order No. 636 affects how buyers and sellers gain access to the necessary transportation facilities and how natural gas is sold in the marketplace. In 2000, the FERC issued Order No. 637 which, among other things, will permit pipelines to file for peak/off-peak and term differentiated rate structures and changed existing regulations relating to scheduling procedures, capacity segmentation pipeline imbalance processes and penalties and pipeline reporting requirements.

     The Company cannot predict whether the FERC's actions will achieve the goal of increasing competition in the natural gas markets or how these, or future, regulations will affect its operations or competitive position. However, the Company does not believe that any action taken will affect it in any way that materially differs from the way that such action affects the Company's competitors.

     Of the natural gas pipelines owned by the Company, only the Black Marlin Pipeline is subject to rules and regulations of the Natural Gas Act. As a result, its gas transportation service and pricing service are subject to the regulatory jurisdiction of the FERC The previous owner of the Black Marlin Pipeline completed a FERC rate case which redetermined the rate the Company charges for use of its pipeline. As a result of the completion of the FERC case, the Company can expect a certain level of stability in the rates it charges. However, there is a trend toward greater competition among gas pipelines subject to the Natural Gas Act making it infeasible for regulated pipelines to rely upon exclusive monopoly status. Additionally, requirements of the Gas Industry Standards Board ("GISB") continue to evolve, and, along with Order No. 637 reporting and operational requirements, may impose additional obligations and costs upon interstate pipelines subject to these requirements.

     All of the Company's pipelines located in federal offshore waters, whether subject to Natural Gas Act jurisdiction or exempted as nonjurisdictional gathering, are subject to the requirements of the Outer Continental Shelf Lands Act ("OCSLA"). FERC has stated that nonjurisdictional gathering lines, as well as interstate pipelines, are fully subject to the open access and nondiscrimination requirements of OCSLA's Section 5, which generally authorizes the FERC to insure that natural gas pipelines on the Outer Continental Shelf will transport for non-owner shippers in a nondiscriminatory manner and will be operated in accordance with certain pro-competitive principles. More recently, the FERC has undertaken several investigations into the nature and extent of its regulatory powers on the Outer Continental Shelf. It issued a policy statement on Outer Continental Shelf pipelines reaffirming the requirement that all pipelines provide nondiscriminatory service. Additionally, currently pending complaints against nonjurisdictional gathering facilities under the OCSLA seek more stringent FERC regulation of service and pricing.

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

     Aside from the OCSLA requirements and federal safety and operational regulations, regulation of natural gas gathering activities is primarily a matter of state oversight. Regulation of gathering activities in Texas includes various transportation, safety, environmental and non-discriminatory purchase/transport requirements.

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

     SAFETY AND OPERATIONAL REGULATIONS. The operations of the Company are generally subject to safety and operational regulations administered primarily by the MMS, the U.S. Department of Transportation, the U.S. Coast Guard, the FERC and/or various state agencies. Currently, the Company believes that it is in compliance with the various safety and operational regulation that it is subject to. However, as safety and operational regulations are frequently changed, the Company is unable to predict the future effect changes in these regulations will have on its operations, if any.

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

     The DWPA empowers the Secretary of Transportation to license and regulate Deepwater Ports beyond the territorial sea of the United States. License applications must include sufficient information to allow the Secretary of Transportation to judge whether a Deepwater Port will comply with all technical, environmental, and economic criteria. The application and licensing process includes the preparation of an Environmental Impact Statement, development of detailed operations procedures, submission of extensive financial and ownership data and public hearings.

     The Company was a principal participant in the development and passage of The Deepwater Port Modernization Act in 1996, successfully amending the DWPA. The amendments to the Deepwater Port Act provide: (1) upon written request of an applicant for a license, the Secretary may exempt the applicant from certain of the informational filing requirements if the Secretary determines such information is not necessary to facilitate his or her determination and such exemption will not limit public review; (2) the facility is explicitly permitted to receive domestic production from the United States Outer Continental Shelf;
(3) simplification and streamlining of the regulatory process to which the facility would be subject during both the licensing process and when in operation; and (4) elimination of various facility use restrictions. Once a license is issued, the law states that it remains in effect unless suspended or revoked by the Secretary of Transportation or is surrendered by the licensee.

     Regulations provide for extensive consultation among all interested Federal agencies, any potentially affected coastal State, and the general public. Adjacent coastal states are granted an effective veto power or reservation over proposed Deepwater Ports. The Secretary of Transportation will not issue a license without the approval of the governor of each adjacent coastal state. Under the statute, if a Governor of an adjacent coastal state notifies the Secretary of Transportation that a proposal is inconsistent with the state programs relating to environmental protection, land and water use, and coastal zone management, then the Secretary of Transportation shall grant the license on the condition that the proposal is made consistent with such state programs. The Secretary of Transportation will not issue a license without the approval of the governor of each adjacent coastal state.

     In addition, the DWPA requires all Deepwater Ports, including related storage facilities, be operated as common carriers. As a common carrier the Company's proposed Petroport facility would be required to accept, transport or convey all oil delivered, unless it is subject to "effective competition" from alternative transportation systems.

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

     With respect to any Company operations conducted on offshore federal leases, including operations in the Buccaneer Field, liability may generally be imposed under OCSLA for costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties. Under certain circumstances, including but not limited to conditions deemed a threat or harm to the environment, the MMS may also require any Company operations on federal leases to be suspended or terminated in the affected area. . Furthermore, the MMS generally requires that offshore facilities be dismantled and removed within one year after production ceases or the lease expires. However, on July 7, 2000, the MMS published proposed rules under which offshore structures may be left in place, subject to EPA approval. See "Oil and Gas Exploration and Production Activities - The Buccaneer Field."

     ENVIRONMENTAL REGULATIONS. The Company may generally be liable for defined clean-up costs to the U.S. Government, with respect to its operations on both onshore and offshore properties, under the Federal Clean Water Act for each incident of oil or hazardous substance pollution and under the Comprehensive Environmental Response, Compensation and Liability Act of 1981, as amended ("Superfund"), for hazardous substance contamination. Such liability may be unlimited in cases of gross negligence or willful misconduct, and there is no limit on liability for environmental clean-up costs or damages with respect to claims by the states or by private persons or entities. In addition, the Environmental Protection Agency requires the Company to obtain permits to authorize the discharge of pollutants into navigable waters. State and local permits and/or approvals may also be needed with respect to wastewater discharges and air pollutant emissions. Violations of environmental related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

     LEGISLATION AND RULEMAKING. In October 1996 the U.S. Congress enacted the Coast Guard Authorization Act of 1996 (P.L. 104-324) which amended the Oil Pollution Act of 1990 ("OPA `90") to establish requirements for evidence of financial responsibility for certain offshore facilities, other than Deepwater Ports. The amount required is $35.0 million for certain types of offshore facilities located seaward of the seaward boundary of a state, including properties used for oil transportation. The Company currently maintains this statutory $35.0 million coverage.

     In August 1995, the DOT issued a Rulemaking under OPA '90, providing that the Secretary of Transportation can set the liability limit and associated Certificate of Financial Responsibility requirement for Deepwater Ports from between $350.0 million and $50.0 million concurrent with the overall processing of the DWP license application. Development of the liability limit would be based upon engineering and environmental analysis provided during the licensing process.

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

                      GLOSSARY OF CERTAIN OIL AND GAS TERMS

The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry.

     BBL. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbon.

     BCF.  One billion cubic feet of natural gas.

     BTU OR BRITISH THERMAL UNIT. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

     CONDENSATE. Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

     DEVELOPMENT WELL. A well drilled into a proved natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

     EXPLORATORY WELL. A well drilled to find and produce natural gas or oil reserves that are not proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

     FIELD. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic level.

     LEASE BLOCK. Refers to several leases within close proximity of one another.

     LEASEHOLD INTEREST.  The interest of a lessee under an oil and gas lease.

     MBBLS.   One thousand barrels of oil or other liquid hydrocarbons.

     MCF.  One thousand cubic feet of natural gas.

     MCFE. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

     MMBTU.  One million British Thermal Units.

     MMCF.  One million cubic feet of natural gas.

     MMCFE. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

     NET REVENUE INTEREST. A share of a working interest that is not required to continue to, nor liable for, any portion of the expense of drilling and completing the well.

     NONOPERATING WORKING INTEREST. A working interest, or a fraction of a working interest, in a tract where the owner does have operating rights.

     OVERRIDING ROYALTY. An interest in oil and gas produced at the surface, free of the expense of production and in addition to the usual royalty reserved to the lessor in an oil and gas lease.

     PROSPECT. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of oil and natural gas.

     PROVED DEVELOPED RESERVES. Those quantities of oil, natural gas and condensate that can be expected to be recovered through existing wells with existing equipment and operating methods.

     PROVED RESERVES. The estimated quantities of oil, natural gas and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions by primary producing mechanisms.

     PROVED UNDERDEVELOPED RESERVES. Reserves that are expected to be recovered from new wells on developed acreage where the subject reserves cannot be recovered without drilling additional wells.

     REVERSIONARY INTEREST. A form of ownership interest in property that reverts back to the transferor after expiration of an intervening income interest.

     ROYALTY INTEREST. An interest in a natural gas and oil property entitling the owner to a share of natural gas and oil production free of costs of production.

     UNDIVIDED INTEREST. A form of ownership interest in which more than one person concurrently owns an interest in the same oil and gas lease or pipeline.

     WORKING INTEREST. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

ITEM 2.  PROPERTIES

     Information appearing in Item 1 describing the Company's properties under the caption "Business and Properties" is incorporated herein by reference.

     The Company leases its executive offices in Houston, Texas, under an operating lease expiring December 31, 2006. The Company also leases under an operating lease, its division office in New Orleans, Louisiana. The lease has been extended from April 30, 2000 to April 30, 2002. The Company's aggregate annual lease payment obligations under these leases are $190,211.

ITEM 3.  LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades in the over-the-counter market and is quoted on the NASDAQ Small Cap Market under the symbol "BDCO". As of August 4, 2000, there were an estimated 325 stockholders of record and the Company estimates there are more than 1,000 beneficial owners of its Common Stock. NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the high and low sales price for the common stock as reported on NASDAQ.

                                                           SALES
                                                      HIGH       LOW
                                                    --------   --------
              Quarter Ended March 31, 1998 .....    $   4.50   $   2.75
              Quarter Ended June 30, 1998 ......    $   3.69   $   3.13
              Quarter Ended September 30, 1998 .    $   3.56   $   2.44
              Quarter Ended December 31, 1998 ..    $   3.50   $   2.63
              Quarter Ended March 31, 1999 .....    $   4.69   $   3.13
              Quarter Ended June 30, 1999 ......    $   6.00   $   4.00
              Quarter Ended September 30, 1999 .    $   6.88   $   5.00
              Quarter Ended December 31, 1999 ..    $   7.94   $   5.75

     The Company currently intends to retain earnings for its capital needs and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. Furthermore, the Company is restricted, pursuant to its loan agreement from paying dividends on the common stock if there is an outstanding balance under the loan agreement. Future policy with respect to dividends will be determined by the Board of Directors based upon the Company's earnings and financial condition, capital requirements and other considerations. The Company is a holding company that conducts substantially all of its operations through its subsidiaries. As a result, the Company's ability to pay dividends on the common stock is dependent on the cash flow of its subsidiaries. The Company has not declared or paid any dividends on the common stock since its incorporation.

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

     In June 1999, the Company received $1,960,000 through a private placement of 392,000 shares of its' common stock at $5.00 per share. The proceeds were used to replenish working capital.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data of the Company and its consolidated subsidiaries is presented for the five fiscal years ended December 31, 1999. Such information should be read with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related Notes included elsewhere in this report.

                                                                 YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------------------
                                      1999               1998               1997           1996            1995
                                 -----------------------------------------------------------------------------------

Operating Revenues ...........   $  2,757,056       $  3,558,773       $  4,982,606   $  4,128,568    $  5,123,053

Income (loss) from
Continuing operations ........   ($ 2,086,511)      ($ 9,059,979)(4)   $    983,095   $     92,302    $  7,355,686(2)
Income (loss) from
  Continuing operations
  per Common Share(1)(3) .....   ($      0.43)      ($      2.02)      $        .22   ($       .06)   $       3.04

Weighted average number of
  Common Shares outstanding(3)      4,837,504          4,492,344          4,462,072      3,107,026       2,323,433

Income (loss) from continuing
  Operations per diluted
  Common Share (1)(3) ........   ($      0.43)      ($      2.02)      $        .22   ($       .06)   $       1.77

Weighted average number of
  Common Shares and dilutive
  Potential Common Shares
  Outstanding(3) .............      4,837,504          4,492,344          4,531,208      3,107,026       4,139,037

Net Income (loss) ............   ($ 2,086,511)(5)   ($ 9,059,979)(4)   $    983,095   $     92,302    $  7,355,686(2)

Working Capital ..............   $     93,231       $    310,543       $  1,856,333   $    917,113    $  1,207,640

Total Assets .................   $ 21,538,216       $ 14,867,216       $ 24,644,387   $ 23,428,426    $ 23,278,615

 Long-term debt ..............           --         $  2,060,600       $  2,060,600   $  2,060,600    $     10,000

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Consolidated Financial Statements included in Item 8 and incorporated herein by reference, and Item 1, Business and Properties.

FINANCIAL CONDITION:  LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes our financial position at December 31, 1999 and 1998 (amounts in thousands):

                                  DECEMBER 31, 1999  DECEMBER 31, 1998
                                  -----------------  -----------------
                                   AMOUNT      %      AMOUNT     %
                                   ------   ------    ------   ------
     Working Capital ...........       93     --         311        2
     Property and equipment, net   15,195       82     8,627       63
     Other noncurrent assets ...    3,317       18     4,718       35
                                   ------   ------    ------   ------

     Total .....................   18,604      100    13,656      100
                                   ======   ======    ======   ======

     Long-term debt ............     --       --       2,061       15
     Other long-term liabilities     --       --        --       --
     Minority Interest .........      958        5      --       --
     Shareholders' equity ......   17,646       95    11,595       85
                                   ------   ------    ------   ------

     Total .....................   18,604      100    13,656      100
                                   ======   ======    ======   ======


     The significant changes in our financial position from December 31, 1998 to December 31, 1999 are the increase in property and equipment of $7.0 million and the increase in stockholders' equity of $6.1 million. The increase in property and equipment was due to the acquisition of the Black Marlin Pipeline Company and American Resources. The increase in stockholders' equity was due to private placements of common stock, offset in part by the Company's 1999 net loss of $2.1 million.

     Historically, the Company has primarily relied on the proceeds from financing activities to supplement its capital requirements. In 1999, the Company financed its activities through a combination of private equity and debt financing and sale of assets. The Company's future cash flows are subject to a number of variables, including the level of production, utilization of its pipeline systems, utilization of the Company's services by third parties and commodity prices among others. The Company believes that it will have sufficient cash flow from operations and private equity or debt financing activities to meet its obligations and operating needs for the current year. However, the Company cannot be assured that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. The net cash provided by or used in our operating, investing and financing activities is summarized below (amounts in thousands):

                                        YEARS ENDING DECEMBER 31
                                       ---------------------------
                                        1999      1998      1997
                                       ---------------------------
     Net cash provided by (used in):
         Operating activities ......   (1,087)      397     1,435
         Investing activities ......   (5,458)   (1,791)     (926)
         Financing activities ......    7,118       231        40
                                       ------    ------    ------
     Net increase (decrease) in cash      573    (1,163)      549
                                       ======    ======    ======


     The Company's cash flows from operating activities decreased $1.5 million in 1999 from 1998, due primarily to a decline in oil and gas volumes transported by the Blue Dolphin System. Cash flow from operating activities decreased by $1.0 million in 1998 from 1997, also due primarily to a decline in oil and gas volumes transported by the Blue Dolphin System. The Blue Dolphin System is dependent upon drilling and development activity in its vicinity which have been very limited during 1998 and 1999.

     Cash flow used in investing activities in 1999 primarily included capital expenditures for the 50% ownership interest in the Black Marlin Pipeline of $2.7 million and the 75% ownership interest in American Resources of $4.5 million (see Note 12 in Item 8. Financial Statements and Supplementing Data). Cash flow used in investing activities in 1998 included the unreimbursed costs of the oil and gas prospect generation program of $.7 million and development costs of Petroport of $.8 million. Cash flow used in investing activities in 1997 primarily included plugging and abandonment costs of a well in the Buccaneer Field of $.6 million and funds escrowed for future abandonment costs of $.4 million.

     Cash flow provided by financing activities in 1999 consisted of net proceeds from a private placement of common stock of $6.2 million and debt of $1.0 million. The Company expects to continue to seek external financing to meet its liquidity requirements. Cash flow provided by funding activities in 1998 and 1997 were minimal.

      The Company entered into an agreement with Fidelity Oil to manage their interest in the properties acquired from American Resources for $40,000 per month. The agreement expires in December 2000 and provides for continuation thereafter on a year to year basis unless terminated by either party.

       In order to provide funding for the acquisition of American Resources in December 1999, the Company arranged a private placement and conversion of principal and accrued interest on promissory notes into common stock, $.01 par value per share, of 701,820 shares and 314,898 shares, respectively (See Notes 5 and 7 in Item 8, Financial Statements and Supplementary Data). The Company also issued a $1,000,000 convertible promissory note to Harris A. Kaffie, a director of the Company. The note originally due June 1, 2000, has been extended to March 31, 2001, bears interest at 10% per annum and can be converted into common stock at $6.00 per share. The Company believes that if the $1,000,000 convertible promissory note is not converted, the amount due will be refinanced.

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

     The Loan Agreement includes certain restrictive covenants that are applicable if any amounts are outstanding under the agreement, including restrictions on the Company's ability to pay didvidends on its capital stock and the maintenance of certain financial ratios. Among the various financial covenants the Company must comply with, it must maintain (i) a total tangible net worth of $10,250,000, (ii) a debt coverage ratio of not less than 1.2 to 1 calculated on a rolling four-quarter basis and (iii) a current ratio (as defined in the Loan Agreement) of at least 1 to 1. The Company expects to renegotiate the terms of the Loan Agreement including, but not limited to, the borrowing capacity and restrictive covenants or enter into a credit agreement with another financial institution. There can be no assurance that the Company will be able to renegotiate the terms of the Loan Agreement or enter into a new credit agreement with commercially reasonable terms.

     In July 2000, the Company executed an agreement to provide transportation services for Vastar Resources in High Island Block A-5 offshore Texas in the Gulf of Mexico. To accommodate this production, the Company has agreed to construct a 3.4 mile 12" diameter pipeline from the production platform in High Island A-5 to the Black Marlin Pipeline. The cost to construct the pipeline is estimated to be $1.1 million net to the Company's interest. The pipeline is expected to be completed in August 2000, with production from High Island Block A-5 expected to commence in September 2000. The Company has conducted preliminary negotiations with Bank One to finance this pipeline under the Loan Agreement.

     On July 25, 2000, oil and gas production from the only producing well in the Buccaneer Field ceased due to down-hole mechanical problems. The Company is currently evaluating alternatives to reestablish production from this well and the associated costs to do so. The Company has hired Ralph E. Davis Associates, Petroleum Engineers, to assist with evaluating alternatives to reestablish production in the field. If production is not reestablished or efforts to reestablish production are not commenced within six months from the date of last production, the Company's leasehold on the Buccaneer Field will terminate, which would result in a significant non-cash impairment of oil and gas properties. As of December 31, 1999, the carrying value of the Buccaneer Field was $5,761,398.

     In July 2000, the Company acquired a 83.3% ownership interest in an 8-inch,
12.78 mile pipeline from Walter Oil and Gas Corp. for approximately $224,077. The pipeline extends from Galveston Area Block 350 to an interconnect to another pipeline in Galveston Area Block 391, approximately 14 miles south of the Company's Blue Dolphin Pipeline. The pipeline currently transports nominal volumes of gas, but the Company believes it is well positioned to attract future discoveries in the area.

     In June 1999, the Company removed an inactive satellite platform in the Buccaneer Field at a cost of approximately $345,000. The Company's annual abandonment escrow fund payment of $250,000 that was due in June 1999 was waived pursuant to a verbal agreement with the MMS as a result of the removal of the inactive satellite platform.

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

     In November 1999, the Company and WBI Holdings formed New Avoca, 25% owned and managed by the Company and 75% owned by WBI, and acquired the Avoca gas storage assets for $400,000 ($100,000 net to the Company's interest) from Northeastern (see Item 1 "Business - Avoca Natural Gas Storage Project"). Additionally, a contingent payment of $500,000 ($125,000 net to the Company's interest) is due to Northeastern on May 22, 2000, but has been extended to August 22, 2000. The contingent payment will be excused if Northeastern successfully settles a claim associated with the Avoca Gas Storage, Inc. (the original owner of the Avoca gas storage assets) bankruptcy proceedings. A pending settlement of the claim is expected to be completed in September 2000. New Avoca and Northeastern have agreed to further extend this payment until October 1, 2000, as consideration for the extension the contingent payment of $450,000 was increased to $460,000. New Avoca can elect to liquidate the project before or after August 22, 2000. If liquidated, after settling all accrued obligations, the first $440,000 of proceeds, if any, goes to New Avoca, the next $500,000 goes to Northeastern and anything over $940,000, subject to Northeastern successfully settling its claim in the Avoca Gas Storage, Inc. bankruptcy proceedings, goes to New Avoca. New Avoca is currently evaluating whether or not to go forward with construction of the project or to liquidate the project (see "Avoca Natural Gas Storage Project" in Item 1. Business). It is currently estimated that the Company's share of costs associated with these activities for 2000 will be $300,000. The Company's share of construction costs, should New Avoca decide to go forward with the project, and the timing of such costs have not been determined.

     In general, the Company believes that it has, or can obtain, adequate capital resources and liquidity to continue to finance and otherwise meet its anticipated business requirements. The availability or cost of capital resources may, however, adversely affect the Company's timing for major pipeline expansions, further development of the Buccaneer Field, growth in oil and gas prospect generation activities and the Petroport and Avoca projects.

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

     REVENUE FROM OIL AND GAS SALES AND OPERATING FEES. Oil and gas sales and operating fees increased by $111,511 or 15% in 1999 to $881,340 from 1998. The acquisition of American Resources in December 1999 provided revenues of $307,195, partially offset by a reduction in Buccaneer Field revenues of $195,684 or 25%. Although commodity prices in general increased during 1999, gas sales from the Buccaneer Field were based on a fixed price of $2.08 per MMBtu through September 1999. Since October 1999, the price received for Buccaneer Field gas production has been a current monthly market price.

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

     LEASE OPERATING EXPENSES. Lease operating expenses increased by $254,450 or 30% in 1999 to $1,100,549 from 1998. The increase was due primarily to costs of approximately $187,738 associated with repairs made to the offshore Buccaneer Field platforms in 1999 and approximately $66,712 associated with the American Resources properties that were acquired in December 1999.

     DEPLETION, DEPRECIATION AND AMORIZATION ("DD&A"). DD&A expense increased by $194,304 or 48% in 1999 to $595,286 from 1998. The increase was due to the acquisition of the Black Marlin System in March 1999, resulting in depreciation of approximately $199,017, and American Resources in December 1999, resulting in depletion of approximately $124,562. These increases were partially offset by a reduction in depletion due to lower production volumes from the Buccaneer Field of approximately $92,475, and the sale of a one-sixth interest in the Blue Dolphin System in March 1999, resulting in a $36,800 reduction in depreciation.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $595,067 or 41% to $2,061,805 from 1998. The increase was primarily due to increased personnel costs associated with the Company's asset acquisitions during 1999. The Company expects to maintain this higher level of general and administrative expenses.

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

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense increased by $108,967 or 8% in 1998 from 1997 principally due to an increase in personnel costs and consulting fees of approximately $95,472, associated with potential asset acquisitions.

     IMPAIRMENT OF OIL AND GAS PROPERTIES. At December 31, 1998, the Company recorded a non-cash impairment charge of $12,011,544, reflecting the write down of its oil and gas properties and certain exploration activity costs. The non-cash asset impairment charge was a result of the application of Statement of Financial Accounting Standards No. 121 (SFAS No. 121), which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The non-cash impairment of oil and gas properties resulted from a 15% decrease in the price of gas and a 35% decrease in the price of oil used to value the Company's reserves from the prior period, as well as changes to the Company's development plans, whereby development of the Buccaneer Field reserves have been delayed.

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

     COMMODITY PRICE RISK- The Company produces and sells natural gas, crude oil, and natural gas liquids. As a result, the Company's financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces. Except as discussed below, the Company has not used derivative products in the past to manage commodity price risk.

     INTEREST RATE RISK: The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with floating interest rates. Since the Company does not have an outstanding balance under the Loan Agreement a 10% change in the interest rate on the credit facility would not effect interest expense.

     DERIVATIVES: In October 1999, American Resources sold call options for 5 MMBtu's per day of gas at a call price of $3.25 per MMBtu to H & N Gas. The call options expire in September 2000. In exchange for establishing a ceiling of $3.25 per MMBtu over the option term, Amrican Resources received an average option premium of approximately $0.12 per MMBtu on the volumes contracted for under the call option agreement. Fidelity Oil agreed to assume 80%, or 4 MMBtu's per day, of any liability from these options. The call options are settled each month. The months of October 1999 through May 2000 expired with no liability to American Resources. The liability from the June 2000 option was $147,900, of which Fidelity Oil reimbursed American Resources $118,320. For the months of July and August 2000, the settlement amounts were $222,580 and $79,515, respectively, of which Fidelity Oil has reimbursed American Resources $178,064 and $63,612, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements:                                    PAGE
                                                                           ----

         Independent Auditors' Report...............................        29

         Consolidated Balance Sheets, at December 31, 1999 and 1998.        31

         Consolidated Statements of Operations, for the years
              ended December 31, 1999, 1998, and 1997...............        33

         Consolidated Statements of Stockholders' Equity, for the
              years ended December 31, 1999, 1998, and 1997.........        34

         Consolidated Statements of Cash Flows, for the years
              ended December 31, 1999, 1998, and 1997...............        35

         Notes to Consolidated Financial Statements.................        37

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


                                                 /s/  KPMG LLP


Houston, Texas
March 28, 2000

                          Independent Auditors' Report


The Board of Directors and Shareholders
American Resources Offshore, Inc.


We have audited the accompanying consolidated balance sheets of American Resources Offshore, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Resources Offshore, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                       /s/ Ernst & Young LLP

New Orleans, Louisiana
March 10, 2000

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998


                      ASSETS                         1999          1998
                      ------                     -----------   -----------

Current assets:
    Cash and cash equivalents ................   $ 1,166,730       593,509
    Trade accounts receivable ................     1,542,328       771,268
    Prepaid expenses and other assets ........       318,139       157,588
                                                 -----------   -----------
           Total current assets ..............     3,027,197     1,522,365
                                                 -----------   -----------

Property and equipment, at cost:
    Oil and gas properties, including $950,813
    and $227,286 of unproved leasehold cost at
    December 31, 1999 and 1998, respectively
    (full-cost method) .......................    26,474,957    21,210,806
    Onshore separation and handling facilities     1,583,610     2,106,189
    Land .....................................       930,500     1,133,333
    Pipelines ................................     3,653,397     1,320,063
    Other property and equipment .............       431,294       343,220
                                                 -----------   -----------
                                                  33,073,758    26,113,611
    Less accumulated depletion, depreciation,
     amortization and impairment .............    17,879,183    17,486,651
                                                 -----------   -----------
                                                  15,194,575     8,626,960

Deferred federal income tax ..................       244,444     2,010,060
Acquisition and development costs - Petroport      1,741,823     1,576,391
Escrow fund ..................................     1,168,564     1,107,573
Other assets .................................       161,613        23,867
                                                 -----------   -----------
                                                 $21,538,216    14,867,216
                                                 ===========   ===========

See accompanying notes to consolidated financial statements.

                                                                   (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           December 31, 1999 and 1998


       LIABILITIES AND STOCKHOLDERS' EQUITY                    1999            1998
       ------------------------------------                ------------    ------------

Current liabilities:
    Trade accounts payable and accrued expenses ........   $  1,347,944         892,190
    Current portion of long term debt ..................        319,045         200,000
    Note payable - related party .......................      1,000,000
    Accrued expenses and other liabilities .............        266,977         119,632
                                                           ------------    ------------
           Total current liabilities ...................      2,933,966       1,211,822
                                                           ------------    ------------
Long-term debt .........................................           --         2,060,600
                                                           ------------    ------------
           Total long-term liabilities .................           --         2,060,600
                                                           ------------    ------------
Minority interest ......................................        958,521            --
                                                           ------------    ------------

Stockholders' equity:
    Common stock, $.01 par value, 10,000,000 shares
     authorized at December 31, 1999 and 1998, 5,950,879
     shares issued and outstanding at December 31,
     1999; 4,504,627 shares issued and outstanding
     at December 31, 1998 ..............................         59,509          45,046
    Additional paid-in capital .........................     25,823,817      17,700,833
    Accumulated (deficit) ..............................     (8,237,597)     (6,151,085)
                                                           ------------    ------------
           Total stockholders' equity ..................     17,645,729      11,594,794

                                                           $ 21,538,216      14,867,216
                                                           ============    ============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997

                                                                 1999          1998           1997
                                                             -----------    -----------    -----------
Revenue from operations:
   Pipeline operations ...................................   $ 1,875,716      2,788,944      4,162,593
   Oil and gas sales .....................................       567,103        412,753        415,081
   Operating fees ........................................       314,237        357,076        404,932
                                                             -----------    -----------    -----------
          Revenue from operations ........................     2,757,056      3,558,773      4,982,606
                                                             -----------    -----------    -----------
Cost of operations:
   Pipeline operating expenses ...........................     1,102,998        884,052        891,157
   Lease operating expenses ..............................     1,100,549        846,099        875,571
   Impairment of oil and gas properties ..................          --       12,011,544           --
   Depletion, depreciation and amortization ..............       595,286        400,982        372,252
   General and administrative expenses ...................     2,061,805      1,466,738      1,357,771
                                                             -----------    -----------    -----------
          Cost of operations .............................     4,860,638     15,609,415      3,496,751
                                                             -----------    -----------    -----------
          Income (loss) from operations ..................    (2,103,582)   (12,050,642)     1,485,855

Other income (expense):
   Interest expense ......................................      (238,322)      (215,141)      (218,955)
   Gain on sale of assets ................................     2,052,920           --             --
   Interest and other income .............................        80,722        105,994        262,426
                                                             -----------    -----------    -----------
          Income (loss) before income taxes ..............      (208,262)   (12,159,789)     1,529,326

Minority interest ........................................          (882)          --             --

Income tax benefit (expense) .............................    (1,797,033)     3,099,810       (546,231)
                                                             -----------    -----------    -----------
          Income (loss) before cumulative effect of a
           change in an accounting principle .............    (2,006,177)    (9,059,979)       983,095

Change in accounting principal (net of $41,480 income tax)       (80,334)          --             --
                                                             -----------    -----------    -----------

          Net income (loss) ..............................   $(2,086,511)    (9,059,979)       983,095
                                                             ===========    ===========    ===========
Earnings per common share-basic
    Income before accounting change ......................   $     (0.41)         (2.02)          0.22
    Cumulative effect of a change in accounting principle          (0.02)          --             --
                                                             -----------    -----------    -----------
    Net income ...........................................   $     (0.43)         (2.02)          0.22
                                                             ===========    ===========    ===========
Earnings per common share-diluted
    Income before accounting change ......................   $     (0.41)         (2.02)          0.22
    Cumulative effect of a change in accounting principle          (0.02)          --             --
                                                             -----------    -----------    -----------
    Net income ...........................................   $     (0.43)         (2.02)          0.22
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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998, and 1997


                                                            ADDITIONAL                      TOTAL
                                               COMMON         PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                                STOCK         CAPITAL       (DEFICIT)       EQUITY
                                             -----------    -----------    -----------   ------------

Balance at December 31, 1996 .............   $    44,513     17,630,265      1,925,799     19,600,577
                                             -----------    -----------    -----------    -----------
    Exercise of 51,340 stock options .....           513        159,574           --          160,087
    Cancellation of 10,768 shares of stock          (108)      (110,324)          --         (110,432)
    Other ................................          --          (10,000)          --          (10,000)
    Net income ...........................          --             --          983,095        983,095
                                             -----------    -----------    -----------    -----------
Balance at December 31, 1997 .............        44,918     17,669,515      2,908,894     20,623,327
                                             -----------    -----------    -----------    -----------
    Exercise of 12,780 stock options .....           128         35,509           --           35,637
    Other ................................          --           (4,191)          --           (4,191)
    Net loss .............................          --             --       (9,059,979)    (9,059,979)
                                             -----------    -----------    -----------    -----------
Balance at December 31, 1998 .............        45,046     17,700,833     (6,151,085)    11,594,794
                                             -----------    -----------    -----------    -----------
    Exercise of 32,004 stock options .....           320        115,073           --          115,393
    Cancellation of 14,470 shares of stock          (145)       (85,010)          --          (85,155)
    Issuance of  shares to 401K plan .....           200         59,800           --           60,000
    Private placements ...................        10,939      6,159,980           --        6,170,919
    Notes and accrued interest
              tendered for stock .........         3,149      1,886,241           --        1,889,390
    Other ................................          --          (13,100)            (1)       (13,101)
    Net loss .............................          --             --       (2,086,511)    (2,086,511)
                                             -----------    -----------    -----------    -----------
Balance at December 31, 1999 .............   $    59,509     25,823,817     (8,237,597)    17,645,729
                                             ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998, and 1997


                                                                   1999            1998            1997
                                                               ------------    ------------    ------------

Operating activities:
      Net income (loss) ....................................   $ (2,086,511)     (9,059,979)        983,095
      Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depletion, depreciation and amortization ..........        595,286         400,982         372,252
         Minority interest .................................            882            --              --
         Deferred income taxes .............................      1,765,616      (3,113,980)        469,965
         Change in accounting principle ....................        121,814            --              --
         Gain on sale of property and equipment ............     (2,052,910)           --              --
         Impairment of oil and gas properties ..............           --        12,011,544            --
         Changes in operating assets and liabilities:
           (Increase) decrease in trade accounts receivable        (771,060)         90,472        (117,457)
           (Increase) decrease in prepaid
              expenses and other assets ....................       (298,298)        (62,750)          3,962
           (Decrease) increase in trade accounts payable,
              accrued interest and other liabilities .......      1,638,573         130,282        (276,754)
                                                               ------------    ------------    ------------
                 Net cash provided by (used in)
                  operating activities .....................     (1,086,608)        396,571       1,435,063
                                                               ------------    ------------    ------------
Investing activities:
      Oil and gas prospect generation costs ................     (1,268,098)       (737,868)       (500,460)
      Reimbursement of oil and gas prospect generation costs      1,292,125
      Proceeds from sales of oil and gas prospect leases ...           --              --         1,018,289
      Exploration and development costs ....................           --          (100,051)           --
      Purchases of property and equipment ..................    (10,290,563)       (354,821)       (299,551)
      Net proceeds from sale of assets .....................      5,513,423            --              --
      Development costs - Petroport ........................       (299,426)       (822,086)       (185,641)
      Reduction of escrowed abandonment fund ...............           --           593,830            --
      Abandonment of oil and gas properties ................       (344,698)           --          (570,115)
      Funds escrowed for abandonment costs .................        (60,991)       (369,806)       (388,269)
                                                               ------------    ------------    ------------
                 Net cash used in
                   investing activities ....................     (5,458,228)     (1,790,802)       (925,747)
                                                               ------------    ------------    ------------

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

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1999, 1998 and 1997


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

      OIL AND GAS PROPERTIES

      Oil and gas properties are accounted for using the full-cost method of accounting, whereby all costs associated with acquisition, exploration, and development of oil and gas properties, including directly related internal costs, are capitalized on a country-by-country cost center basis. Due to the difference in the expected life of the reserves of the properties, the Company uses two separate cost centers, one for its Buccaneer Field property and one for its ARO properties. Amortization of such costs and estimated future development costs is determined using the unit-of-production method. Provision for the estimated costs of offshore platform and well abandonment, net of salvage value, is computed on the units of production method and is included in depletion, depreciation and amortization. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation

                                       37
                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      until it is determined whether or not proved reserves can be assigned to the properties or impairment has occurred. Estimated proved oil and gas reserves are based upon reports of independent petroleum engineers (ARO properties) and the Company's in-house reserve engineers (Buccaneer property). The net carrying value of oil and gas properties, less related deferred income taxes, is limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate applied) of estimated future net revenues from proved reserves, after giving effect to income taxes, and the lower of cost or estimated fair value of unproved properties. Disposition of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

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

      At December 31, 1999, oil and gas properties included $950,813 of unproved leasehold costs that are not being amortized. These costs will begin to be amortized when they are evaluated and proved reserves are discovered, impairment is indicated or when the lease term expires. Unproved leasehold costs consist of interests in state and federal leases located in the Gulf of Mexico. The leases have primary terms of 5 years. Development of these leases is dependent upon the other owners of the leases to initiate a plan of development.

      The Company capitalizes interest on expenditures made in connection with significant exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest has been capitalized for the periods reflected herein.

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      PIPELINES AND FACILITIES

      Pipelines and facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 10-25 years. Provision for the estimated cost of pipeline and facilities abandonment, net of salvage value, is computed on a straight line basis over the estimated useful life of such assets and is included in depletion, depreciation and amortization.

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

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company has chosen to continue to account for stock-based compensation under the intrinsic value method and provides the pro forma effects of the fair value method as required.

      RECOGNITION OF CRUDE OIL AND NATURAL GAS REVENUE

       Sales from producing wells are recognized on the entitlement method of accounting which defers recognition of sales when, and to the extent that, deliveries to customers exceed the Company's net revenue interest in production. Similarly, when deliveries are below the Company's net revenue interest in production, sales are recorded to reflect the full net revenue interest. The Company's imbalance liability at December 31, 1999 and 1998 was not material.

      RECOGNITION OF PIPELINE TRANSPORTATION REVENUE

      Revenue from the transportation of gas, condensate and crude oil is recognized on the accrual basis as products are transported.

      OPERATION OF OIL AND GAS PROPERTIES

      The Company operates, for a monthly fee, oil and gas properties in which it does not own an interest. Revenues and costs from these activities are included in operating fees and lease operating expenses, respectively. Operating fees received related to properties in which the Company owns an interest are netted against the appropriate costs in the Statement of Operations.


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

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      EARNINGS PER SHARE

      The Company follows SFAS No. 128 (Statement 128), EARNINGS PER Share, for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations.

      The following table provides a reconciliation between basic and diluted earnings (loss) per share:

                                                 WEIGHTED
                                                 AVERAGE
                                               COMMON SHARES
                                                OUTSTANDING
                                               AND DILUTIVE     PER
                                    NET          POTENTIAL     SHARE
                                   INCOME      COMMON SHARES   AMOUNT
                                 -----------   -------------   ------
Year ended December 31, 1999
    Basic (loss) per share ...   $(2,086,511)     4,837,504   $(0.43)
                                 -----------    -----------   ------

    Diluted (loss) per share .   $(2,086,511)     4,837,504   $(0.43)
                                 ===========    ===========   ======


Year ended December 31, 1998
    Basic (loss) per share ...   $(9,059,979)     4,492,344   $(2.02)
                                 -----------    -----------   ------

    Diluted (loss) per share .   $(9,059,979)     4,492,344   $(2.02)
                                 ===========    ===========   ======


Year ended December 31, 1997
    Basic earnings per share .   $   983,095      4,462,072   $ 0.22
    Effect of dilutive stock
      Options ................          --           69,136    --
                                 -----------    -----------   ------
    Diluted earnings per share   $   983,095      4,531,208   $ 0.22
                                 ===========    ===========   ======

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The weighted average number of Common Shares and potential Common Shares outstanding for the year ended December 31, 1997 reflects the one-for-fifteen reverse stock split effected on December 8, 1997.

      The employee stock options at December 31, 1999 and 1998, were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

      The following unaudited pro forma information for the years ended December 31, 1999 and 1998, presents a summary of consolidated results of operations as if the acquisition of the 75% ownership interest in ARO made in 1999 had occurred on January 1, 1998 with pro forma adjustments to give effect to depreciation and certain other adjustments together with related income tax effects:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                1999            1998
                                           -----------------------------

      Revenues ...........................   $ 5,725,592    $ 8,570,915

      Net Earnings .......................   $(2,257,689)   $(8,330,407)

      Basic and diluted earnings per share   $     (0.47)   $     (1.85)

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

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


  (2) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying values of cash and cash equivalents, receivables and accounts payable

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      approximate fair value due to the short-term maturities of these instruments. The carrying value of the notes payable approximates fair value at December 31, 1999 and 1998.

    (3)  INCOME TAXES

      Income tax expense for 1999, 1998 and 1997 consists of:

                              1999           1998           1997
                           -----------    -----------    -----------
      Current:
        Federal ........   $      --             --           25,466
        State ..........          --           14,170         50,800
      Deferred - Federal     1,797,033     (3,113,980)       469,965
                           -----------    -----------    -----------

                           $ 1,797,033     (3,099,810)       546,231
                           ===========    ===========    ===========

      The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.

                                                     1999            1998
                                                 ------------    ------------
      Deferred tax assets:
         Accrued abandonment costs ...........   $    136,354    $     84,541
      Net operating loss carryforwards .......      9,800,517       2,685,789
         Alternative minimum tax credit ......        244,444         244,444
         Basis differences in property and
              equipment ......................      1,425,746          29,295
                                                 ------------    ------------

           Total gross deferred tax assets ...     11,607,061       3,044,069
      Deferred tax liabilities:
            State tax ........................        (34,009)        (34,009)
                                                 ------------    ------------
            Total gross deferred tax liability        (34,009)        (34,009)
                                                 ------------    ------------
            Net deferred tax asset (liability)     11,573,052       3,010,060

            Less valuation allowance .........    (11,328,608)     (1,000,000)
                                                 ------------    ------------

            Deferred tax asset (liability) ...   $    244,444    $  2,010,060
                                                 ============    ============

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

      The Company's effective tax rate applicable to continuing operations in 1999, 1998 and 1997 differs from the expected tax rate of 34% due to the following:

                                                        1999     1998     1997
                                                        ----     ----     ----
           Expected tax rate ........................    (34%)    (34%)     34%
           State taxes, net of federal benefit ......   --       --          1%
           Expenses not deductible for tax purposes .      2%    --          1%
           Increase in valuation allowance recognized
               in earnings ..........................    893%       8%    --
           Other ....................................      2%    --       --
                                                        ----     ----     ----
                                                         863%     (26%)     36%
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

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  (4) LONG-TERM DEBT

      The Company maintains a reducing revolving credit facility (Loan Agreement) with Bank One, Texas, N.A. (Bank One), in an amount of $10,000,000. At December 31, 1999, the borrowing base under the Loan Agreement was $80,000 and reduced to $0 in January 2000. The Company paid off the $80,000 balance of the credit facility in January 2000. The borrowing base is redetermined semi-annually. On the first day of each month interest is due and payable on the outstanding loan balance at the rate of 1.25% above Bank One's prime rate of interest. Borrowings under the Loan Agreement are secured by first liens on the Buccaneer Field, the Blue Dolphin Pipeline, the Buccaneer Pipeline, the Freeport, Texas acreage, the Shore Facilities and the Black Marlin Pipeline. The maturity date under the Loan Agreement is December 31, 2000.

      The Loan Agreement includes certain restrictive covenants, including a restriction of the payment of dividends on capital stock and the maintenance of certain financial coverage ratios. The Company was in compliance with these covenants at December 31, 1999.

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

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                           DECEMBER 31,
                                                      -----------------------
                                                         1999         1998
                                                      ----------   ----------
      Note payable - related party, interest at
        10% per annum, principal due
        June 1, 2000, convertible into
        common stock at $6.60 per share ...........   $1,000,000         --

      $10,000,000 bank credit facility,
        $80,000 borrowing base, interest
        payable monthly at prime rate
        (8. 5% at December 31, 1999)
        plus 1.25%. Borrowing availability
        and reducing base amount are
        redetermined semiannually .................       80,000   $  210,000

      Notes payable, interest at
        10.25% per annum payable
        semi-annually, principal due
        December 31, 2000  ........................      239,045    2,050,600
                                                      ----------   ----------
                                                       1,319,045    2,260,600
      Less current maturities, including note
        payable-related party .....................    1,319,045      200,000
                                                      ----------   ----------

                                                      $     --     $2,060,600
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

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    EXERCISE
                                                 PRICE PER SHARE
                                                 ---------------
                                       SHARES     FROM      TO
                                      --------    -----   -----

         Balance, December 31, 1997    196,016    2.391   4.383
                                      ========    =====   =====

            Expired ...............    (32,005)   4.383   2.789
            Exercised .............    (12,780)   2.789   2.789
                                      --------    -----   -----
         Balance, December 31, 1998    151,231    2.789   4.383
                                      ========    =====   =====
            Granted ...............     72,100    3.125   5.000
            Expired ...............    (14,223)   4.383   2.789
            Exercised .............    (32,004)   2.789   4.383
                                      --------    -----   -----
         Balance, December 31, 1999    177,104    2.789   5.000
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

      As discussed in Note 1, no compensation expense has been recorded in 1999, 1998, and 1997 for stock options granted. Had compensation cost for the Company's stock

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      option plans been determined based on the fair market value at the grant dates for awards made after December 31, 1996 under those plans, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                    YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------
                                                      1999                   1998                 1997
                                                  -----------            -----------           ----------
      Net income (loss)         As reported       $(2,086,511)           $(9,059,979)          $  983,095
                                Pro forma          (2,190,033)            (9,172,801)             801,555
      Basic earnings (loss)     As reported             (0.43)                 (2.02)                0.22
          per share             Pro forma               (0.45)                 (2.04)                0.18
      Diluted earnings          As reported             (0.43)                 (2.02)                0.22
         (loss) per share       Pro forma               (0.45)                 (2.04)                0.18

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

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      The following is a schedule of future minimum lease payments required under noncancelable operating leases at December 31, 1999:

                YEARS ENDING
                DECEMBER 31,
                ------------
                        2000                      $  190,211
                        2001                         198,548
                        2002                         186,498
                        2003                         185,521
                        2004                         195,617
                  Thereafter                         391,234
                                                  ----------
                                                  $1,347,629

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Rental expense under operating leases for the years indicated are as follows:


                YEARS ENDING
                DECEMBER 31,
                ------------
                   1999                           $  136,310
                   1998                              119,490
                   1997                              222,838


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

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Additionally, a contingent payment of $500,000 ($125,000 net to the Company's interest) was due to Northeastern on May 22, 2000 and was extended to August 22, 2000. New Avoca and Northeastern have agreed to further extend this payment until October 1, 2000, in consideration the contingent payment of $450,000 shall be increased to $460,000. The contingent payment will be excused if Northeastern successfully settles a claim it has in the Avoca Gas Storage, Inc. (the original owner of the Avoca gas storage assets) bankruptcy proceedings. A pending settlement of the claim is expected to be completed in September 2000. New Avoca can elect to liquidate the project before or after August 22, 2000.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.


 (10) BUSINESS SEGMENT INFORMATION

      The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations, which includes midstream projects. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 1999, 1998, and 1997 is as follow:

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 OPERATING                     DEPLETION,
                                                 INTERSEGMENT     INCOME      IDENTIFIABLE  DEPRECIATION AND
                                    REVENUES       REVENUES      (LOSS)(1)       ASSETS      AMORTIZATION(2)
                                   -----------   ------------   ------------  ------------  ---------------
Year ended December 31, 1999:
      Oil and gas exploration,
          production and
          operating fees .......   $   887,340          6,000      (892,032)    12,816,861       212,441
      Pipeline operations ......     1,889,837         14,121      (551,339)     7,735,149       345,600
      Other ....................       (20,121)                    (660,211)       986,206        37,245
                                   -----------                  -----------    -----------   -----------
      Consolidated .............     2,757,056           --      (2,103,582)    21,538,216       595,286
      Other  income ............                                  1,895,320
                                                                -----------
      Loss before income taxes .                                   (208,262)

Year ended December 31, 1998:
      Oil and gas exploration,
            production and
            operating fees .....   $   777,829          8,000   (12,448,875)     6,869,682       179,384
      Pipeline operations ......     2,818,921         29,976       739,610      5,912,550       193,086
      Other ....................       (37,976)                    (341,377)     2,084,984        28,512
                                   -----------                  -----------    -----------   -----------
      Consolidated .............     3,558,774           --     (12,050,642)    14,867,216       400,982
      Other expense ............                                   (109,147)
                                                                -----------
      Loss before income taxes .                                (12,159,789)

Year ended December 31, 1997:
      Oil and gas exploration,
            production and
            operating fees .....   $   828,013          8,000      (384,459)    15,868,782       174,988
      Pipeline operations ......     4,192,343         29,750     2,308,995      9,048,897       169,873
      Other ....................       (37,750)                    (458,681)        26,708        27,391
                                   -----------                  -----------    -----------   -----------
      Consolidated .............     4,982,606           --       1,485,855     24,644,387       372,252
      Other income .............                                     43,471
                                                                -----------
      Income before income taxes                                  1,529,326


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

      See the supplemental disclosures for oil and gas producing activities for discussion of capitalized costs incurred for oil and gas production operations. Capital expenditures of $3,028,216 were incurred for pipeline operations for the year ended December 31, 1999. Capitalized expenditures of $299,426 were incurred for mid stream projects for the year ended December 31, 1999.

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

                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      OIL AND GAS
                                       SALES AND      PIPELINE
                                    OPERATING FEES   OPERATIONS     TOTAL
                                    --------------   ----------   ---------
      Year ended December 31, 1999:
        Apache Corporation ........   $ 295,525         723,437   1,018,962
        The Dow Chemical Company ..     227,778          22,512     250,290

      Year ended December 31, 1998:
        Apache Corporation ........   $ 333,787       1,504,375   1,838,162
        The Dow Chemical Company ..     391,913          46,119     438,032
        Burlington Resources ......        --           429,186     429,186

      Year ended December 31, 1997:
        Apache Corporation ........   $ 359,376       1,466,621   1,825,997
        The Coastal Corporation ...      39,905       1,111,885   1,151,790
        Burlington Resources ......        --           642,492     642,492
        The Dow Chemical Company ..     393,443         114,381     507,824

(11)  SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

      The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (SEC) and SFAS No. 69 DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Statement 69).

      At December 31, 1999, the Buccaneer Field accounted for 64% of the Company's discounted future net cash flows from proved reserves.

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

                                                                     (Continued)

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

                                                        OIL             GAS
      QUANTITY OF OIL AND GAS RESERVES                 (BBLS)          (MCF)
      --------------------------------               -----------    -----------
        Total proved reserves at December 31, 1995       202,166     33,097,136
                                                     -----------    -----------
        Revisions to previous estimates ..........        (6,477)      (201,823)
        Production ...............................        (1,887)      (180,269)
                                                     -----------    -----------
        Total proved reserves at December 31, 1996       193,802     32,715,044
                                                     -----------    -----------
        Revisions to previous estimates ..........        (8,500)    (1,125,504)
        Production ...............................        (1,156)      (176,986)
                                                     -----------    -----------
        Total proved reserves at December 31, 1997       184,146      1,412,554
                                                     ===========    ===========
        Revisions to previous estimates ..........         6,743        (40,387)
        Production ...............................        (1,628)      (177,260)
                                                     -----------    -----------
        Total proved reserves at December 31, 1998       189,261     31,194,907
                                                     ===========    ===========
        Acquisitions .............................       150,012      4,419,130
        Revisions to previous estimates ..........          (637)      (102,873)
        Production ...............................        (6,338)      (169,329)
                                                     -----------    -----------
      Total proved reserves at December 31, 1999 .       332,298     35,341,835
                                                     ===========    ===========

                                       57
                                                                (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Proved developed reserves:

          December 31, 1999 ......................       205,525     20,400,120
          December 31, 1998 ......................       113,183     18,070,961
          December 31, 1997 ......................       108,068     18,288,608


      CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES

      The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of the dates indicated:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
       Unproved properties and prospect generation
         costs not being amortized ............... $    950,813         227,286

       Proved properties being amortized .........   24,905,021      20,983,520
       Less accumulated depletion, depreciation,
         amortization and impairment .............  (16,129,385)    (15,957,436)
                                                   ------------    ------------
              Net capitalized costs .............. $  9,726,449       5,253,370
                                                   ============    ============

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

      COSTS INCURRED IN OIL AND
      GAS PRODUCING ACTIVITIES

      The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the periods indicated:

                                       58
                                                                (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    DECEMBER 31,
                                       ------------------------------------
                                          1999         1998         1997
                                       ----------   ----------   ----------
        Property acquisition costs .   $4,538,939         --        471,861
        Exploration costs ..........         --        277,501         --
        Development costs ..........         --           --         23,685
                                       ----------   ----------   ----------
                                       $4,538,939      277,501      495,546
                                       ==========   ==========   ==========
           Depletion expense per Mcf
                 equivalent produced   $     0.57         1.03         0.95
                                       ==========   ==========   ==========


      STANDARDIZED MEASURE OF DISCOUNTED
      FUTURE NET CASH FLOWS

      The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of:

                                                         DECEMBER 31,
                                                 ----------------------------
                                                     1999            1998
                                                 ------------    ------------
         Future cash inflows .................   $ 84,435,405      60,296,555
         Future development costs ............    (12,317,244)     (9,782,601)
         Future production costs .............    (26,935,544)    (25,093,865)
                                                 ------------    ------------
         Future net cash inflows
            before income taxes ..............     45,182,617      25,420,089
         Future income taxes .................       (887,386)       (213,271)
                                                 ------------    ------------
         Future net cash flows ...............     44,295,231      25,206,818
         10% discount factor .................    (28,156,875)    (19,235,787)
                                                 ------------    ------------
            Standardized measure of discounted
               future net cash inflow ........   $ 16,138,356       5,971,031
                                                 ============    ============

      Future net cash flows at each year end, as reported in the above schedule, were determined by summing the estimated annual net cash flows computed by: (1) multiplying estimated quantities of proved reserves to be produced during each year by current prices (at December 31, 1999, such prices were $24.66 per barrel of oil

                                       59
                                                                (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      and $2.16 per Mcf of gas) and (2) deducting estimated expenditures to be incurred during each year to develop and produce the proved reserves (based on current costs). The price the Company uses to value its oil is higher than year-end posted market prices. This is due to the premium the Company receives over posted market prices, primarily from the Buccaneer Field, due to location and quality differentials. The Buccaneer Field produces high gravity oil.

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


                                       60
                                                                (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principal changes in the STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS attributable to the Company's proved oil and gas reserves for the periods indicated are as follows:

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                          1999            1998            1997
                                                      ------------    ------------    ------------
      Sales and transfers, net of production costs*   $    555,450         433,346         489,564
      Acquisitions of reserves ....................      4,897,819            --              --
      Net change in estimated future development
        costs .....................................     (1,579,537)         18,918         165,389
      Net change in income taxes ..................       (674,115)      5,322,055         267,388
      Revisions in previous quantity estimates ....        (86,430)             34        (996,557)
      Net changes in sales and transfer prices,
        net of production costs ...................      8,752,455     (10,944,737)       (548,223)
      Accretion of discount .......................        618,430       2,277,393       2,432,226
      Change in production rates (timing)
        and other .................................     (2,316,747)     (7,835,514)     (3,090,710)
                                                      ------------    ------------    ------------
            Net change ............................   $ 10,167,325     (10,728,505)     (1,280,923)
                                                      ============    ============    ============

         *18% of the Company's estimated proved oil reserves and 5% of its estimated proved gas reserves were being produced at December 31, 1999.

 (12) ACQUISITIONS

      BLACK MARLIN PIPELINE SYSTEM. On March 1, 1999 the Company acquired 10% of the stock of Black Marlin Pipeline Company from Enron Pipeline Company ("Enron"), for $5,404,270 cash. In addition, Enron received an option to acquire a minimum of 25% and a maximum of 33-1/3% of the Black Marlin Pipeline System, if Black Marlin Pipeline should become no longer subject to rate and tariff regulation by the Federal Energy Regulatory Commission. This option will expire on the earlier of the third anniversary of notice that the Black Marlin Pipeline is no longer subject to rate and tariff regulation or March 1, 2004. Black Marlin Pipeline Company is the owner of the Black Marlin Pipeline System. The Black Marlin Pipeline System includes the Black Marlin Pipeline, onshore facilities for condensate and gas separation and dehydration, 3,000 Bbls of above ground tankage for storage of condensate, a truck loading facility for oil and condensate, and 5 acres of land in

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Galveston County, Texas where the Black Marlin Pipeline comes ashore and on which are located the pipeline system's shore facilities. The Black Marlin Pipeline consists of two segments. The offshore segment transports natural gas and condensate and is comprised of approximately 67 miles of 16-inch pipeline from a High Island Block 136 platform, including an extension from a platform in High Island Block A-6, to an interconnection in High Island Block 137, across Galveston Bay to the onshore facilities at Texas City, Texas. The offshore segment also includes approximately 7 miles of 8-inch pipeline from a platform in High Island Block 199 to an interconnection with the main line in High Island Block 171. The onshore segment consists of approximately 2 miles of 16-inch pipeline from the shore facilities to an end user and pipeline system tie-ins. This acquisition was funded by selling a one-sixth (1/6) undivided interest in the Company's Blue Dolphin Pipeline System, the Black Marlin Pipeline System and the Omega Pipeline to WBI Southern, Inc. ("WBI") for $3,712,000 and selling a one-third (1/3) undivided interest in the Black Marlin Pipeline System to MCNIC Pipeline and Processing Company ("MCNIC") for $1,801,423. These sales were completed effective March 1, 1999. In addition, conditional consideration may be received from WBI up to a maximum of $500,000 during the four-year period ending February 28, 2003, if pre-tax cash flow exceeds certain targets. For the annual period ended February 29, 2000, pre-tax cash flow was below the target level, thus no conditional consideration was received by the Company. MCNIC owns a one-third (1/3) undivided interest in the Blue Dolphin Pipeline System and the Omega Pipeline. WBI and MCNIC are both independent third parties to the Company.

      AMERICAN RESOURCES OFFSHORE, INC. On December 2, 1999, BDEX acquired a 75% ownership interest in ARO. The purchase price for the ARO shares was approximately $4.5 million. Concurrently with the sale to BDEX, ARO sold an 80% interest in its Gulf of Mexico assets to Fidelity Oil Holdings, Inc. a subsidiary of MDU Resources Group, Inc. ("MDU") and an independent third party to the Company. The proceeds received by ARO were used to retire certain indebtedness.

      ARO's assets consist of an average 6% non-operated working interest in eight producing properties and one proved undeveloped property along with leasehold interests in 34 additional offshore tracts, all located in the Gulf of Mexico offshore Louisiana and Texas. At closing, all significant liabilities of ARO were settled and substantially all stock options and warrants were eliminated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement relating to its 2000 annual meeting of stockholders filed with the SEC on April 20, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement relating to its 2000 annual meeting of stockholders filed with the SEC on April 20, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement relating to its 2000 annual meeting of stockholders filed with the SEC on April 20, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement relating to its 2000 annual meeting of stockholders filed with the SEC on April 20, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1.   Financial Statements

              The following financial statements and the Reports of Independent Public Accountants are filed as a part of this report on the pages indicated:

                                                                           PAGE
                                                                           ----
              Consolidated Balance Sheets, at December 31, 1999
                and 1998..............................................      31

              Consolidated Statements of Operations, for the
                years ended December 31, 1999, 1998, and 1997.........      33

              Consolidated Statements of Stockholders' Equity, for the
                years ended December 31, 1999, 1998, and 1997.........      34

              Consolidated Statements of Cash Flows, for the
                years ended December 31, 1999, 1998, and 1997.........      35

              Notes to Consolidated Financial Statements.................   37

      (a)   2.    Exhibits

    NO.            DESCRIPTION
   ----            -----------
    3.1  (1)  Certificate of Incorporation of the Company.

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

   10.16 (8)  Investment Agreement, as amended, by and between American
              Resources Offshore, Inc. and Blue Dolphin Exploration Company.

   10.17 Management Services Agreement by and between Fidelity Oil Holdings, Inc. and Blue Dolphin Exploration Company.

   21.1**     List of Subsidiaries of the Company.
   23.1**     Consent of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists.

   23.2**     Consent of Ryder Scott Company, independent petroleum engineers.

   27.1**     Financial Data Schedule.
___________________________

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

   *   Management Compensation Plan.
  **   Previously filed.
 ***   Filed herewith.

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

                                      BLUE DOLPHIN ENERGY COMPANY
                                      (Registrant)


                                      By: /s/ MICHAEL J. JACOBSON
                                         -----------------------------------
                                              Michael J. Jacobson, President
                                              (principal executive officer)

                                      Date:  September 6, 2000



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                          DATE

/s/ MICHAEL J. JACOBSON         President (principal          September 6, 2000
-------------------------       executive officer)
    Michael J. Jacobson


/s/ G. BRIAN LLOYD              Vice President, Treasurer     September 6, 2000
-------------------------       (principal accounting and
    G. Brian Lloyd              financial officer)


/s/ IVAR SIEM                   Chairman                      September 6, 2000
-------------------------
    Ivar Siem

/s/ HARRIS A. KAFFIE            Director                      September 6, 2000
-------------------------
    Harris A. Kaffie

/s/ ROBERT L. BARBANELL         Director                      September 6, 2000
-------------------------
    Robert L. Barbanell


/s/ MICHAEL S. CHADWICK         Director                      September 6, 2000
-------------------------
    Michael S. Chadwick