Form 10-Q/A
period 2000-03-31
BLUE DOLPHIN ENERGY CO
filed 2000-09-07
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:            MARCH 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ................. to .................

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,     DECEMBER 31,
                                                                2000            1999
                                                            ------------    ------------
                                                             (Unaudited)
                                     ASSETS
Current Assets:
   Cash .................................................   $    961,090    $  1,166,730
   Trade accounts receivable ............................      1,841,956       1,542,328
   Prepaid expenses .....................................        339,450         318,139
                                                            ------------    ------------
                             Total Current Assets .......      3,142,496       3,027,197

Property and Equipment, at cost:
    Oil and gas properties, including $950,813 of
      unproved leasehold cost at March 31, 2000 and
      December 31, 1999 (full-cost method) ..............     32,163,461      32,143,258

  Accumulated depletion, depreciation
    and amortization ....................................    (18,332,408)    (17,879,183)
                                                            ------------    ------------
                                                              13,831,053      14,264,075

Land ....................................................        930,500         930,500
Acquisition and development costs - Petroport ...........      1,765,667       1,741,823
Other Assets ............................................      1,688,567       1,574,621
                                                            ------------    ------------

                                 Total Assets ...........   $ 21,358,283    $ 21,538,216
                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses ................   $  1,450,997    $  1,614,921
   Current portion of long term debt ....................        218,412         319,045
   Note payable - related party .........................      1,000,000       1,000,000
                                                            ------------    ------------
                          Total Current Liabilities .....      2,669,409       2,933,966

Minority interest .......................................        990,307         958,521

Common Stock ............................................         59,509          59,509
Additional Paid-in Capital ..............................     25,823,817      25,823,817
Accumulated Deficit since January 1, 1990 ...............     (8,184,759)     (8,237,597)
                                                            ------------    ------------

                            Total Liabilities and
                             Stockholders' Equity .......   $ 21,358,283    $ 21,538,216
                                                            ============    ============

          See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                              2000            1999
                                                                           -----------    -----------
Revenue from operations:
    Pipeline operations ................................................   $   470,846    $   435,855
    Oil and gas sales ..................................................     1,035,709         73,555
    Operating fees .....................................................        78,226         75,032
                                                                           -----------    -----------
                    REVENUE FROM OPERATIONS ............................     1,584,781        584,442

Cost of operations:
    Pipeline operating expenses ........................................       240,993        209,493
    Lease operating expenses ...........................................       283,588        296,504
    Depletion, depreciation, and amortization ..........................       456,270        101,107
    General and administrative .........................................       498,535        477,308
                                                                           -----------    -----------
                    COST OF OPERATIONS .................................     1,479,386      1,084,412
                                                                           -----------    -----------

                    INCOME  FROM OPERATIONS ............................       105,395       (499,970)

Other income (expense):
    Interest expense ...................................................       (23,895)       (59,318)
    Interest and other income (expense) ................................         3,124         13,660
    Gain on sale of assets .............................................          --        2,068,986
                                                                           -----------    -----------

                    INCOME BEFORE INCOME TAXES AND CUMULATIVE
                    EFFECT OF A CHANGE IN AN ACCOUNTING PRINCIPLE ......        84,624      1,523,358

Minority interest ......................................................       (31,786)          --

Provision for income taxes .............................................          --         (518,191)
                                                                           -----------    -----------

Income before cumulative effect of a change in an accounting principle .        52,838      1,005,167

Cumulative effect at January 1, 1999 of a change in accounting principle
for start up costs, net of income tax benefit of $41,480 ...............          --          (80,334)
                                                                           -----------    -----------

Net income .............................................................   $    52,838    $   924,833
                                                                           ===========    ===========

Earnings per common share-basic
    Income before accounting change ....................................   $      0.01    $      0.22
    Cumulative effect of a change in accounting principle ..............          --            (0.02)
                                                                           -----------    -----------
    Net income .........................................................   $      0.01    $      0.20
                                                                           ===========    ===========

Earnings per common share-diluted
    Income before accounting change ....................................   $      0.01    $      0.22
    Cumulative effect of a change in accounting principle ..............          --            (0.02)
                                                                           -----------    -----------
    Net income .........................................................   $      0.01    $      0.20
                                                                           ===========    ===========

Weighted average number of common shares outstanding
      and dilutive potential common shares:
    Basic ..............................................................     5,950,880      4,517,960
                                                                           ===========    ===========
    Diluted ............................................................     6,020,721      4,544,895
                                                                           ===========    ===========

          See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS - UNAUDITED

                                                                                    THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                2000           1999
                                                                            -----------    -----------
OPERATING ACTIVITIES
    Net income ..........................................................   $    52,838    $   924,833
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization .................       456,270        101,107
               Deferred income taxes ....................................          --          463,199
               Change in accounting principle ...........................          --          121,814
               Gain on sale of assets ...................................          --       (2,068,986)
               Changes in operating assets and liabilities:
                   (Increase) in trade accounts receivable ..............      (299,628)      (615,552)
                   (Increase) in prepaid expenses and other assets ......       (38,895)       (98,060)
                   (Decrease) increase in accounts payable and
                           other current liabilities ....................      (132,138)       840,910
                                                                            -----------    -----------
                                          NET CASH  PROVIDED BY (USED IN)
                                           OPERATING ACTIVITIES .........        38,447       (330,735)

INVESTING ACTIVITIES
    Purchases of property and equipment .................................       (20,203)    (5,507,803)
    Net proceeds from sale of assets ....................................          --        5,497,923
    Funds escrowed for abandonment costs ................................       (14,625)          --
    Investment in New Avoca .............................................       (81,737)          --
    Development costs - Petroport .......................................       (26,889)       (85,036)
                                                                            -----------    -----------
                                          NET CASH USED IN
                                           INVESTING ACTIVITIES .........      (143,454)       (94,916)

FINANCING ACTIVITIES
    Net proceeds from borrowings ........................................          --          200,000
    Payments on borrowings ..............................................      (100,633)          --
    Other ...............................................................          --           15,000
                                                                            -----------    -----------
                                          NET CASH PROVIDED BY (USED IN)
                                           FINANCING ACTIVITIES .........      (100,633)       215,000
                                                                            -----------    -----------

                                          DECREASE IN CASH ..............      (205,640)      (210,651)

CASH AT BEGINNING OF YEAR ...............................................     1,166,730        593,509
                                                                            -----------    -----------

CASH AT MARCH 31, .......................................................   $   961,090    $   382,858
                                                                            ===========    ===========

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid .......................................................   $    13,267    $   110,216
                                                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

                                 MARCH 31, 2000

1.  EARNINGS PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128 (SFAS No.128), Earnings per Share, for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations.

The following table provides a reconciliation between basic and diluted earnings per share:

                                                        WEIGHTED
                                                        AVERAGE
                                                         COMMON
                                                         SHARES
                                                      OUTSTANDING
                                                      AND DILUTIVE
                                                       POTENTIAL       PER
                                           NET           COMMON       SHARE
                                         INCOME          SHARES       AMOUNT
                                       ---------     -------------    ------
Three Months ended March 31, 2000:
    Basic earnings .................   $  52,838       5,950,880       $0.01
    Effect of dilutive stock options                      69,841
                                       ---------       ---------       -----
    Diluted earnings ...............   $  52,838       6,020,721       $0.01
                                       =========       =========       =====

Three Months ended March 31, 1999:
    Basic earnings .................   $ 924,833       4,517,960       $0.20
    Effect of dilutive stock options                      26,935
                                       ---------       ---------       -----
    Diluted earnings ...............   $ 924,833       4,544,895       $0.20
                                       =========       =========       =====

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

                                   (CONTINUED)

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. In July 1999, Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of SFAS NO. 133," was issued and delays the effective date for one year, to fiscal years beginning after June 15, 2000. The Company believes that adoption of this financial accounting standard will not have a material effect on its financial condition or results of operations.

3.  BUSINESS SEGMENT INFORMATION

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations, which incudes mid-stream projects. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the three months ended March 31, 2000 and 1999, and at March 31, 2000 and December 31, 1999 is as follows:

                                                                                   DEPLETION,
                                                                     OPERATING   DEPRECIATION
                                                     INTERSEGMENT     INCOME          AND
                                        REVENUES       REVENUES     (LOSS)(1)    AMORTIZATION(2)
                                     -------------  ------------- -------------  -------------
Three months ended March 31, 2000:
   Oil and gas exploration and
      production and operating fees  $  1,115,435          1,500       244,567        360,987
   Pipeline operations ............       477,331          6,485        51,220         88,280
   Other ..........................        (7,985)          --        (190,392)         7,003
                                      -----------                  -----------    -----------
   Consolidated ...................     1,584,781           --         105,395        456,270
   Other expense ..................          --             --         (20,771)          --
                                                                   -----------
   Income before income taxes .....          --             --          84,624           --

Three months ended March 31, 1999:
   Oil and gas exploration
      and production operating fees   $   150,087          1,500      (253,638)        25,666
   Pipeline operations ............       440,109          4,254       (78,138)        69,606
   Other ..........................        (5,754)          --        (168,194)         5,835
                                      -----------                  -----------    -----------
   Consolidated ...................       584,442           --        (499,970)       101,107
   Other income ...................          --             --       2,023,328           --
                                                                   -----------
   Income before income taxes .....          --             --       1,523,358           --

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES OT CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

                                             MARCH 31,         DECEMBER 31,
                                               2000                1999
                                           -----------         -----------
            Identifiable assets:
                 Oil and gas exploration
                    and Production and
                    operating fees .....   $12,697,667         $12,816,861
                 Pipeline operations ...     8,167,578           7,735,149
                 Other .................       493,038             986,206
                                           -----------         -----------
                 Consolidated ..........    21,358,283          21,538,216


      1. Consolidated income from operations includes $397,653 and $320,355 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $10,048 and $5,835 for the three months ended March 31, 2000 and 1999, respectively.

      2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $4,935 and $6,035 for the three months ended March 31, 2000 and 1999, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $6,495 and $5,337 for the three months ended March 31, 2000 and 1999, respectively.

4.  LEGAL PROCEEDINGS

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

The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Condensed Consolidated Financial Statements included in Item 1 of this report.

FINANCIAL CONDITION

The following table summarizes our financial position at March 31, 2000 and December 31, 1999 (amounts in thousands):

                                              MARCH 31, 2000  DECEMBER 31, 1999
                                             ---------------   ---------------
                                             AMOUNT       %    AMOUNT       %
                                             ---------------   ---------------
            Working capital ..............      473        3       93     --
            Property and equipment, net ..   13,831       74   14,264       77
            Other noncurrent assets ......    4,385       23    4,247       23
                                             ------   ------   ------   ------
            Total ........................   18,689      100   18,604      100
                                             ======   ======   ======   ======
            Long-term debt ...............     --       --       --       --
            Minority interest ............      990        5      958        5
            Stockholders' equity .........   17,699       95   17,646       95
                                             ------   ------   ------   ------
            Total ........................   18,689      100   18,604      100
                                             ======   ======   ======   ======

There have been no significant changes in the Company's financial position from December 31, 1999 to March 31, 2000.

During the three months ended March 31, 2000, the Company funded its activities through cash generated

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

from operations and working capital. The net cash provided by or used in its operating, investing and financing activities is summarized below (amounts in thousands):

                                  THREE MONTHS ENDED MARCH 31,
                                  ---------------------------
                                     2000             1999
                                     ----             ----
NET CASH PROVIDED BY (USED IN):
      Operating activities ....        38             (331)
      Investing activities ....      (143)             (95)
      Financing activities ....      (101)             215
                                     ----             ----
Net increase (decrease) in cash       206             (211)
                                     ====             ====

On December 2, 1999, the Company acquired a 75% ownership interest in American Resources Offshore, Inc. by purchasing approximately 39.0 million shares of American Resources common stock. The Company paid approximately $4.5 million dollars for the shares of American Resources common stock. Concurrently with the Company's purchase, American Resources sold an 80% interest in its offshore oil and gas properties located in the Gulf of Mexico to Fidelity Oil Holdings, Inc. a subsidiary of MDU Resources Group, Inc. . The proceeds received by American Resources from these transactions were used to retire certain indebtedness.

In order to provide funding for the acquisition of its interest in American Resources in December 1999, the Company arranged a private placement and conversion of principal and accrued interest on promissory notes into common stock, $.01 par value per share, of 701,820 shares and 314,898 shares, respectively (see Notes 5 and 7 in Item 8. Financial Statements and Supplementary Data in the Company Form 10-K for the year ended December 31,
1999). The Company also issued a $1,000,000 convertible promissory note to Harris A. Kaffie, a director of the Company. This promissory note was originally due June 1, 2000, and has been extended to March 31, 2001, bears interest at 10% per annum, and is convertible into common stock at $6.00 per share. The Company believes that if this promissory note is not converted, the amount due will be refinanced.

The Company entered into an agreement with Fidelity Oil to manage their interest in the properties acquired from American Resources for $40,000 per month. This agreement is in effect through December 2000 and provides for continuation thereafter on a year to year basis unless terminated by either party.

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

The Company has exploration and development opportunities associated with the offshore oil and gas interests owned through American Resources . The Company will evaluate each of the exploration and development opportunities and its available capital resources to determine whether to participate, sell its interest or sell a portion of its interest and use the proceeds to participate at a reduced interest. As of July 31, 2000, the Company has expended $1.0 million on exploration and development opportunities on the offshore oil and gas interests owned through American Resources .

In April 2000, the Company amended the agreement with Fidelity Oil in its prospect generation program, whereby in exchange for certain participation rights of up to 100%, Fidelity Oil will fund on a monthly basis, an aggregate of up to $1,060,000 of the costs associated with the program during 2000 and will also reimburse the Company for seismic data acquired. As of July 31, 2000, Fidelity Oil had funded $639,000 of these costs. The available interests in the prospect inventory are for sale on an individual prospect basis.

The Company recently announced a new natural gas discovery in High Island Area Block A-7, in federal waters off the Texas coast. The Company acquired the block at the Minerals Management Service Sale 155 in 1995, and owns an 8.9% after payout reversionary working interest. High Island Block A-7 was one of four blocks the Company acquired through its offshore prospect generation program during its first year of operation in 1995.

In July 2000, the Company reached an agreement to provide transportation services for Vastar Resources in High Island Block A-5 offshore Texas in the Gulf of Mexico. To accommodate this production, the Company agreed to construct a 3.4 mile 12" diameter pipeline from the production platform in High Island A-5 to the Black Marlin Pipeline. The cost to construct the pipeline is estimated to be $2.2 million, $1.1 million net to the Company's 50% interest. The pipeline is expected to be completed in August 2000, with production from High Island Block A-5 expected to commence in September or October 2000. The Company is currently negotiating with Bank One to finance this pipeline under the Loan Agreement. However, there is no assurance that the Company will be able to finance this pipeline under the Loan Agreement. If the Company is not able to use the Loan Agreement to finance this pipeline, it will have to seek financing from other sources.

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

In July 2000, the Company acquired a 83.3% ownership interest in an 8-inch,
12.78 mile pipeline from Walter Oil and Gas Corp. for approximately $230,000. The pipeline extends from Galveston Area Block 350 to an interconnect to another pipeline in Galveston Area Block 391, approximately 14 miles south of the Company's Blue Dolphin Pipeline. The pipeline currently transports nominal volumes of gas, but the Company believes it is well positioned to attract future discoveries in the area.

In order to provide funding for the acquisition of the GA350 Pipeline and other working capital needs, the Company issued two convertible promissory notes, each in the principal amount of $200,000, on May 25, 2000 and July 6, 2000. Both notes were issued to Ivar Siem, Chairman of the Company. These convertible promissory notes are due March 31, 2001, bear interest at the rate of 10% per annum and are convertible into common stock at the rate of $6.00 per share.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

In November 1999, the Company and WBI Holdings formed New Avoca, 25% owned and managed by the Company and 75% owned by WBI Holdings, and acquired the Avoca gas storage assets for $400,000 ($100,000 net to the Company's interest) from Northeastern Gas Caverns ("Northeastern"). Additionally, a contingent payment of $500,000 ($125,000 net to the Company's interest) was due to Northeastern on May 22, 2000, but was extended to August 22, 2000. New Avoca and Northeastern have agreed to further extend this payment until October 1, 2000, in consideration for the extension the contingent payment of $450,000 was increased to $460,000. The contingent payment will be excused if Northeastern successfully settles a claim associated with Avoca Gas Storage, Inc. (the original owner of the Avoca gas storage assets). A pending settlement of the claim is expected to be completed, and the Company believes that the contingent payment will not be made. New Avoca can elect to liquidate the project at any time. If liquidated, after settling all accrued obligations, the first $440,000 of proceeds, if any, goes to New Avoca, the next $500,000 goes to Northeastern (if the $500,000 has not yet been paid as described above) and anything over $940,000, subject to Northeastern successfully settling its claim with Avoca Gas Storage, Inc. goes to New Avoca. New Avoca is currently evaluating all previously gathered data and is preparing to test existing brine disposal wells to determine whether or not to go forward with construction of the project or to liquidate. Testing of the brine disposal wells is needed in order to complete the evaluation of the project. The original owners of the Avoca gas storage assets encountered difficulties associated with the rate at which the brine disposal wells will accept brine that is produced during construction of the gas storage caverns. New Avoca believes it can achieve an acceptable rate that the brine disposal wells accept brine. New Avoca will conduct a test on the brine disposal wells as soon as permits are received. The test, and evaluation of the test results, will take approximately one month to complete. It is currently estimated that the Company's share of costs associated with these activities for 2000 will be approximately $300,000. The Company's share of construction costs, should New Avoca decide to go forward with the project, and the timing of such costs have not been determined.

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

RESULTS OF OPERATIONS

The Company reported net income for the three months ended March 31, 2000, (current period) of $52,838, compared to net income of $924,833 reported for the first quarter 1999 (previous period). The difference in net income is primarily due to the gain on sale of a one-sixth (1/6) interest in the Blue Dolphin Pipeline System of $2,052,920 during the first quarter of 1999.

REVENUE FROM PIPELINE OPERATIONS. Current period revenues from pipeline operations increased by $34,991 or 8% to $470,846 from $435,855 in the previous period. The increase is due to the acquisition of the Black Marlin Pipeline System in March 1999, offset by lower transportation volumes in the Blue Dolphin Pipeline System.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

REVENUE FROM OIL AND GAS SALES. Revenues from oil and gas sales and operating fees for the current period increased by $962,154 to $1,035,709 from $73,555 in the previous period due to the acquisition of American Resources in December 1999, providing revenues of approximately $925,317 in the current period.

PIPELINE OPERATING EXPENSES. Pipeline operating expenses in the current period increased by $31,500 or 15% to $240,993 from $209,493 in the previous period. The increase is due primarily to additional costs associated with the operation of the Black Marlin pipeline acquired in March 1999.

LEASE OPERATING EXPENSES. Lease operating expenses in the current period decreased by $12,916 to $283,588 from $296,504 in the previous period. Previous period lease operating expenses included repairs and maintenance costs associated with the Buccaneer Field of $129,616, partially offset by current period lease operating expenses associated with the American Resources oil and gas properties acquired in December 1999 of $141,693, and $24,993 of reduced Buccaneer Field expenses in the current period.

DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). Depletion, depreciation and amortization expense for the current period increased by $355,163, or 351%, to $456,270 from $101,107 in the prior period. The increase was due to the acquisitions of the Black Marlin System in March 1999, resulting in current period depreciation of approximately $49,934, and American Resources in December 1999, resulting in current period depletion of approximately $327,908.

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

COMMODITY PRICE RISK - The Company produces and sell natural gas, crude oil, and natural gas liquids. As a result, the Company's financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces. Except as described below, the Company does not use derivative products to manage commodity price risk.

INTEREST RATE RISK- The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with floating interest rates. Presently, the Company does not have an outstanding balance under the Loan Agreement. Accordingly, a change in the interest rate under the Loan Agreement would have no effect on interest expense.

DERIVATIVES - In October 1999, American Resources sold call options for 5 MMBtu's per day of gas at a call price of $3.25 per MMBtu to H & N Gas. The call options expire in September 2000. In exchange for establishing a ceiling of $3.25 per MMBtu over the opetion term, American Resources received an average option premium of approximately $0.12 per MMBtu on the volumes contracted for under the call option agreement. Fidelity Oil agreed to assume 80%, or 4 MMBtu's per day, of any liability from these options. The call options are settled each month. The months of October 1999 through May 2000 expired with no liability to American Resources. The liability from the June 2000 option was $147,900, of which Fidelity Oil reimbursed American Resources $118,320. For the months of July and August 2000, the settlement amounts were $222,580 and $79,515, respectively, of which Fidelity Oil has reimbursed American Resources $178,064 and $63,612, respectively.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On May 8, 2000, American Resources and American Resources' former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS AND HOWARD ENERGY MARKETING, L.L.C. V. AMERICAN RESOURCES OFFSHORE, INC. , ET AL (Case No H-00-1371). The lawsuit alleges that H&N Gas and American Resources entered into illegal and fraudulent natural gas purchase option agreements that benefited American Resources at the expense of H&N Gas. H&N Gas is seeking a claim against American Resources of $2.8 million plus treble damages. American Resources intends to vigorously defend this claim.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         A)    Exhibit 27.1

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

                                    By:  BLUE DOLPHIN ENERGY COMPANY



Date: SEPTEMBER 6, 2000             /s/ MICHAEL J. JACOBSON
                                        Michael J. Jacobson
                                        President and Chief Executive Officer

                                    /s/ G. BRIAN LLOYD
                                        G. Brian Lloyd
                                        Vice President, Treasurer