Form 10-Q
period 2000-09-30
BLUE DOLPHIN ENERGY CO
filed 2000-11-20
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:         SEPTEMBER  30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ..................to ...................

Commission File Number:              0-15905


                           BLUE DOLPHIN ENERGY COMPANY
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    73-1268729
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

   6,037,770 SHARES, PAR VALUE $.01 PER SHARE, OUTSTANDING AT NOVEMBER 8, 2000
  ----------------------------------------------------------------------------

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2000            1999
                                                  -------------   -------------
                                                   (Unaudited)
                           ASSETS
Current Assets:
   Cash ........................................  $   1,871,282   $   1,166,730
   Trade accounts receivable ...................      2,176,399       1,542,328
   Funds Escrowed for abandonment ..............      1,466,857            --
   Prepaid expenses ............................        931,878         318,139
                                                  -------------   -------------
          Total Current Assets .................      6,446,416       3,027,197

Property and Equipment, at cost, using full cost
    method for oil and gas properties ..........     34,331,212      32,143,258
Accumulated depletion, depreciation
    and amortization ...........................    (29,931,631)    (17,879,183)
                                                  -------------   -------------
                                                      4,399,581      14,264,075

Land ...........................................        930,500         930,500
Acquisition and development costs - Petroport ..      1,871,543       1,741,823
Other Assets ...................................        498,793       1,574,621
                                                  -------------   -------------
          Total Assets .........................  $  14,146,833   $  21,538,216
                                                  =============   =============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .......  $   3,650,044   $   1,614,921
   Current portion of long term-debt ...........        218,412         319,045
   Notes payable - related parties .............      1,400,000       1,000,000
                                                  -------------   -------------
         Total Current Liabilities .............      5,268,456       2,933,966

Minority interest ..............................      1,177,744         958,521

Common Stock ...................................         59,749          59,509
Additional Paid-in Capital .....................     25,784,758      25,823,817
Accumulated (Deficit) ..........................    (18,143,874)     (8,237,597)
                                                  -------------   -------------
          Total Liabilities and
          Stockholders' Equity .................  $  14,146,833   $  21,538,216
                                                  =============   =============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                              THREE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------
Revenue from operations:
    Pipeline operations ............................   $    657,020    $    513,942
    Oil and gas sales ..............................      1,633,118          33,720
    Operating  fees ................................         77,924          83,831
                                                       ------------    ------------
                    REVENUE FROM OPERATIONS ........      2,368,062         631,493

Cost of operations:
    Pipeline operating expenses ....................        247,481         285,386
    Lease operating expenses .......................        352,605         333,272
    Depletion, depreciation, and amortization ......        530,921         108,986
    Impairment of oil and gas properties ...........     10,654,976            --
    General and administrative .....................        512,418         497,116
                                                       ------------    ------------
                    COST OF OPERATIONS .............     12,298,401       1,224,760
                                                       ------------    ------------
                    LOSS FROM OPERATIONS ...........     (9,930,339)       (593,267)

Other income (expense):
    Interest and other expense .....................        (54,824)        (64,580)
    Interest and other income ......................         27,154          15,008
                                                       ------------    ------------
                    LOSS BEFORE INCOME TAXES .......     (9,958,009)       (642,839)

Minority interest ..................................       (151,576)           --

Provision for income taxes .........................           --           213,806
                                                       ------------    ------------
Net loss ...........................................   $(10,109,585)   $   (429,033)
                                                       ============    ============
Loss per share-basic ...............................   $      (1.69)   $      (0.09)
                                                       ============    ============
Loss per share-diluted .............................   $      (1.69)   $      (0.09)
                                                       ============    ============
Weighted average number of common shares outstanding
  and dilutive potential common shares:
    Basic ..........................................      5,964,521       4,921,028
                                                       ============    ============
    Diluted ........................................      5,964,521       5,019,727
                                                       ============    ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                       NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                              ------------------------------
                                                                                  2000             1999
                                                                              -------------    -------------
Revenue from operations:
    Pipeline operations ...................................................   $   1,716,102    $   1,393,880
    Oil and gas sales .....................................................       3,810,333          191,948
    Operating  fees .......................................................         234,338          234,346
                                                                              -------------    -------------
                    REVENUE FROM OPERATIONS ...............................       5,760,773        1,820,174

Cost of operations:
    Pipeline operating expenses ...........................................         753,726          777,705
    Lease operating expenses ..............................................         951,068          857,685
    Depletion, depreciation, and amortization .............................       1,441,694          355,946
    Impairment of oil and gas properties ..................................      10,654,976             --
    General and administrative ............................................       1,583,151        1,486,258
                                                                              -------------    -------------
                    COST OF OPERATIONS ....................................      15,384,615        3,477,594
                                                                              -------------    -------------
                    LOSS FROM OPERATIONS ..................................      (9,623,842)      (1,657,420)

Other income (expense):
    Interest and other expense ............................................        (140,405)        (181,834)
    Gain on sale of assets ................................................            --          2,052,920
    Interest and other income .............................................          77,418           15,106
                                                                              -------------    -------------
                    INCOME (LOSS) BEFORE INCOME TAXES
                    AND CUMULATIVE EFFECT OF A
                    CHANGE IN AN ACCOUNTING PRINCIPLE .....................      (9,686,829)         228,772

Minority interest .........................................................        (219,223)            --

Provision for income taxes ................................................            --            (67,503)
                                                                              -------------    -------------
                    INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
                    CHANGE IN AN ACCOUNTING PRINCIPLE .....................      (9,906,052)         161,269

Cumulative effect at January 1, 1999 of a change in accounting principle
for start up costs, net of income tax benefit of $41,480 ..................            --            (80,334)
                                                                              -------------    -------------
Net income (loss) .........................................................   $  (9,906,052)   $      80,935
                                                                              =============    =============
Earnings per common share-basic
    Income before accounting change .......................................   $       (1.66)   $        0.03
    Cumulative effect of a change in accounting principle .................            --              (0.01)
                                                                              -------------    -------------
    Net income ............................................................   $       (1.66)   $        0.02
                                                                              =============    =============
Earnings per common share-diluted
    Income before accounting change .......................................   $       (1.66)   $        0.03
    Cumulative effect of a change in accounting principle .................            --              (0.01)
                                                                              -------------    -------------
    Net income ............................................................   $       (1.66)   $        0.02
                                                                              =============    =============
Weighted average number of common shares outstanding and dilutive potential common shares:
    Basic .................................................................       5,955,645        4,694,895
                                                                              =============    =============
    Diluted ...............................................................       5,955,645        4,793,594
                                                                              =============    =============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                             NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                   --------------------------------
                                                                                        2000              1999
                                                                                   --------------    --------------
OPERATING ACTIVITIES
    Net income (loss) ..........................................................   $   (9,906,052)   $       80,935
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization ........................        1,441,694           345,408
               Deferred income taxes ...........................................             --              35,644
               Change in accounting principle ..................................             --             121,814
               Impairment of oil and gas properties ............................       10,654,976              --
               Gain on sale of assets ..........................................             --          (2,052,920)
               Changes in operating assets and liabilities:
                    Decrease (increase) in trade accounts receivable ...........         (634,071)         (197,715)
                    (Increase) in prepaid expenses .............................         (613,739)             (682)
                    Increase in minority interest, accounts payable and other
                      current liabilities ......................................        2,254,121           411,636
                                                                                   --------------    --------------
                                          NET CASH PROVIDED BY (USED IN)
                                          OPERATING ACTIVITIES .................        3,196,929        (1,255,880)

INVESTING ACTIVITIES
    Oil and gas prospect generation costs ......................................         (811,555)       (1,426,529)
    Reimbursement of oil and gas prospect generation costs .....................          811,555           794,393
    Purchases of property and equipment ........................................       (1,254,952)       (5,564,068)
    Net proceeds from sale of assets ...........................................          144,999         5,570,287
    Development costs - oil and gas properties .................................       (1,113,088)             --
    Development costs - Petroport ..............................................         (138,855)         (245,881)
    Development costs - New Avoca ..............................................          (60,475)             --
    Funds escrowed for abandonment costs .......................................         (298,293)             --
    (Increase) decrease in other assets ........................................          (32,261)           89,193
                                                                                   --------------    --------------
                                          NET CASH (USED IN)
                                          INVESTING ACTIVITIES .................       (2,752,925)         (782,605)

FINANCING ACTIVITIES
    Net proceeds from borrowings ...............................................          400,000           200,000
    Net proceeds from the sale of stock ........................................           85,117         1,960,000
    Payments on borrowings .....................................................         (100,633)         (150,000)
    Other ......................................................................         (123,936)           50,834
                                                                                   --------------    --------------
                                          NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES .................          260,548         2,060,834

                                          INCREASE  IN CASH ....................          704,552            22,349

CASH AT BEGINNING OF YEAR ......................................................        1,166,730           593,509
                                                                                   --------------    --------------
CASH AT SEPTEMBER 30 ...........................................................   $    1,871,282    $      615,858
                                                                                   ==============    ==============
SUPPLEMENTARY CASH FLOW INFORMATION
    Interest paid ..............................................................   $       75,062    $      178,872
                                                                                   ==============    ==============
    Income taxes paid ..........................................................   $        8,430    $       12,620
                                                                                   ==============    ==============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                               SEPTEMBER 30, 2000

1. OIL AND GAS PROPERTIES

At September 30, 2000, the Company recorded an impairment of oil and gas properties of $10,654,976, comprised of a non-cash write off of proved reserves from the Galveston Area Block 288 Buccaneer Field of $5,354,976 and the recognition of associated plugging and abandonment costs estimated to be $5,300,000. The Buccaneer Field is located offshore in the Gulf of Mexico. The Company's $5,300,000 accrued abandonment liability is reflected on its Balance Sheet as a component of accumulated depletion, depreciation and amortization.

In July 2000, production from the only producing well in the Buccaneer Field, the A-12 well, ceased due to down-hole mechanical problems. The Company retained an outside consultant to advise it concerning the best method to restore production from the well. Among the various alternatives being considered were: drilling a new vertical well; sidetracking; conducting a workover; drilling a new horizontal well and sidetracking the A-12 well horizontally. The consultant concluded that the drilling of a new well, estimated to cost $2,800,000, was the best technical solution to restoring production because of the age and condition of the A-12 well bore. He also recommended that the Company should not drill the new well, based on his opinion that the most likely rate that the new well could be expected to produce at was 1,000 Mcf per day and that positive discounted cash flow from the well could not be achieved unless a daily production rate of 1,500 Mcf per day or more was experienced. The consultant advised the Company that he did not feel that the possible returns from the new well justified the risks involved and recommended the abandonment of the Buccaneer Field. Based on this recommendation the Company chose not to attempt to restore production to the A-12 well or redrill.

In early October 2000, as a result of a routine inspection by the U.S. Minerals Management Service ("MMS") of the two major platform complexes in the field, the MMS dictated that certain repairs to the platforms must be made before operating activities can resume. The Company estimates the cost of these required, unplanned repairs to be in excess of $1,000,000. The Company estimates that if it had chosen to pursue restoration of production in the field the actual infrastructure cost to do so would have been $2,600,000, because only one of the two platform complexes is needed. If the Company were to have made repairs in accordance with the MMS order, it would have been required to expend an estimated $600,000 to repair a platform that it may not have used. Instead of making this expenditure and thereafter continue to incur ongoing operating costs associated with the platform, the Company could abandon the unneeded platform and repair the remaining platform to meet MMS requirements, at an estimated cost of $2,600,000. Thus, the cost to reestablish production would have increased to an estimated $5,400,000, consisting of $2,600,000 in front-end infrastructure costs and $2,800,000 in drilling costs.

Buccaneer Field oil and gas sales, operating fees and associated lease operating expenses for the nine months ended September 30, 2000 and 1999, are as follows:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)


                                                   FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,
                                                    2000          1999
                                                 ----------    ----------
      Oil and gas sales ......................      287,496       191,948
      Operating fees .........................      234,338       234,346
      Lease operating expenses ...............     (454,207)     (857,685)
                                                 ----------    ----------
                                                     67,627      (431,391)
                                                 ==========    ==========

     The following table reflects the estimates of Proved Reserves, future net revenues and the discounted present value of future net revenues at 10% from Proved Reserves before income taxes to the net interest of the Company from the Buccaneer Field as of December 31, 1999, as included in the Proved Reserves Information in the December 31, 1999 10K, such reserves have been restored, see
Note 5.

         NET OIL              NET GAS            FUTURE      DISCOUNTED FUTURE
         RESERVES             RESERVES        NET REVENUES     NET REVENUES
    (Thousand Barrels)  (Million Cubic Feet)     ($000)           ($000)
     ----------------   -------------------   ------------   -----------------
           111                 17,869             $25,726         $8,890

2. NOTES - RELATED PARTIES

In December 1999, the Company issued a $1,000,000 convertible promissory note to Harris A. Kaffie, a director of the Company. This convertible promissory note originally due June 1, 2000 has been extended to March 31, 2001, bears interest at 10% per annum, and is convertible into common stock at $6.00 per share

The Company issued two convertible promissory notes each in the principal amount of $200,000 on May 25, 2000 and July 6, 2000. Both notes were issued to Ivar Siem, Chairman of the Company. These convertible promissory notes are due March 31, 2001, bear interest at the rate of 10% per annum and are convertible into common stock at the rate of $6.00 per share.

3. EARNINGS PER SHARE

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)


The following table provides a reconciliation between basic and diluted earnings per share:

                                                                WEIGHTED AVERAGE
                                                                 COMMON SHARES
                                                                  OUTSTANDING
                                                                  AND DILUTIVE       PER
                                                 NET INCOME         POTENTIAL       SHARE
                                                   (LOSS)         COMMON SHARES     AMOUNT
                                               -------------    ----------------   --------
Nine Months ended September 30, 2000
    Basic earnings per share ...............   $  (9,906,052)          5,955,645   $  (1.66)
                                               -------------    ----------------   --------
    Diluted earnings per share .............   $  (9,906,052)          5,955,645   $  (1.66)
                                               =============    ================   ========
Nine Months ended September 30, 1999
    Basic earnings per share ...............   $      80,935           4,694,895   $   0.02
    Effect of dilutive stock
        options ............................            --                98,699       --
                                               -------------    ----------------   --------
    Diluted earnings per share .............   $      80,935           4,793,594   $   0.02
                                               =============    ================   ========

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

5. SECURITIES AND EXCHANGE COMMISSION REVIEW

The Securities and Exchange Commission ("SEC") is currently reviewing certain of the Company's historical financial statements included in certain of the Company's periodic reports in conjunction with the Company's filing of a registration statement on Form S-3. The SEC review could result in significant modifications to such financial statements upon conclusion of the review process. As of November 20, 2000, the SEC review process has not concluded. However, discussions with the SEC indicate that the Company's December 31, 1999 Supplemental Oil and Gas Information - Unaudited will need to be restated. The purpose of the restatement is to eliminate Proved Undeveloped Reserves attributable to the Buccaneer Field from the supplemental disclosures. The following table reflects the Company's estimated quantities of proved oil and gas reserves and standardized measure of discounted future net cash flows at December 31, 1999 on a summarized basis:

                                                           STANDARDIZED
                                                            MEASURE OF
                               OIL             GAS       DISCOUNTED FUTURE
                              (BBLS)          (MCF)       NET CASH FLOWS
                            -----------    -----------    --------------
Total Proved Reserves ...       332,298     35,341,835    $16,138,356.00
Less:
   Buccaneer Field Proved
     Undeveloped Reserves       (76,074)   (13,123,893)   $(2,034,230.00)
                            -----------    -----------    --------------

Total Restated Proved
   Reserves .............       256,224     22,217,942    $14,104,126.00
                            -----------    -----------    --------------


6. BUSINESS SEGMENT INFORMATION

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)


oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the nine months and three months ended September 30, 2000 and 1999, and at September 30, 2000 and December 31, 1999 as follow.

                                                                                                                       DEPLETION,
                                                                                                     OPERATING        DEPRECIATION,
                                                                                    INTERSEGMENT      INCOME        AMORTIZATION AND
                                                                     REVENUES         REVENUES       (LOSS)(1)       IMPAIRMENT (2)
                                                                    -----------     ------------    -----------     ----------------
Nine months ended  September 30, 2000:
      Oil and gas exploration and
           production and operating fees .......................    $ 4,049,171            4,500     (9,410,110)          11,806,953
      Pipeline operations ......................................      1,729,102           13,000        408,648              267,272
      Other ....................................................        (17,500)                       (622,380)              22,445
                                                                    -----------                     -----------     ----------------
      Consolidated .............................................      5,760,773             --       (9,623,842)          12,096,670
      Other expense ............................................                                        (62,987)
                                                                                                    -----------
      Loss before income taxes .................................                                     (9,686,829)

Nine months ended September 30, 1999:
      Oil and gas exploration and
         production and operating fees .........................    $   430,794            4,500       (699,509)              71,684
      Pipeline operations ......................................      1,404,817           10,937       (213,273)             272,065
      Other ....................................................        (15,437)                       (744,638)              12,197
                                                                    -----------                     -----------     ----------------
      Consolidated .............................................      1,820,174             --       (1,657,420)             355,946
      Other income .............................................                                      1,886,192
                                                                                                    -----------
      Income before income taxes ...............................                                        228,772

Three months ended September 30, 2000:
      Oil and gas exploration and
       production and operating fees ...........................    $ 1,712,542            1,500     (9,967,164)          11,087,298
      Pipeline operations ......................................        658,765            1,745        228,218               90,819
      Other ....................................................         (3,245)                       (191,393)               7,780
                                                                    -----------                     -----------     ----------------
      Consolidated .............................................      2,368,062             --       (9,930,339)          11,185,897
      Other expense ............................................                                        (27,670)
                                                                                                    -----------
      Loss before income taxes .................................                                     (9,958,009)

Three months ended September 30, 1999:
      Oil and gas exploration and
         production and operating fees .........................    $   120,551            3,000       (312,228)              14,836
      Pipeline operations ......................................        516,042            2,100        (50,052)              84,754
      Other ....................................................         (5,100)                       (230,987)               9,396
                                                                    -----------                     -----------     ----------------
      Consolidated .............................................        631,493             --         (593,267)             108,986
      Other expense ............................................                                        (49,572)
                                                                                                    -----------
      Loss before income taxes .................................                                       (642,839)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)


                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2000            1999
                                                  -------------   -------------
         Identifiable assets:
              Oil and gas exploration
                 and production ...............   $   3,187,107   $  12,816,861
              Pipeline operations .............      10,139,781       7,735,149
              Other ...........................         819,945         986,206
                                                  -------------   -------------
              Consolidated ....................   $  14,146,833   $  21,538,216


      1. Consolidated income from operations includes $582,436 and $1,486,590 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $22,445 and $17,674 for the nine months ended September 30, 2000 and 1999, respectively.

            Consolidated income from operations includes $180,369 and $497,116 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $7,780 and $6,107 for the quarters ended September 30, 2000 and 1999, respectively.

      2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $14,805 and $15,905 for the nine months ended September 30, 2000 and 1999, respectively. Oil and gas depletion, depreciation, amortization and impairment includes a provision for abandonment costs of platforms and wells of $5,313,793 and $13,746 for the nine months ended September 30, 2000 and 1999, respectively.

            Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $4,935 and $4,935 for the quarters ended September 30, 2000 and 1999, respectively. Oil and gas depletion, depreciation, amortization and impairment includes a provision for abandonment costs of platforms and wells of $5,301,868 and $2,559 for the quarters ended September 30, 2000 and 1999, respectively.

LEGAL PROCEEDINGS

On May 8, 2000, American Resources Offshore, Inc., a 75% owned subsidiary of the Company, and its former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS AND HOWARD ENERGY MARKETING, L.L.C. V. AMERICAN RESOURCES OFFSHORE, INC. ET AL (Case No H-00-1371). The lawsuit alleges, among other things, that H&N Gas was defrauded by American Resources in connection with natural gas purchase options and natural gas price swap contracts entered into from February 1998 through September 1999. H&N alleges unlawful collusion between American Resources' prior management and the then president of H&N, Richard Hale ("Hale"), to the detriment of H&N. H&N generally alleges that Hale directed H&N Gas to purchase illusory options from American Resources that bore no relation to any physical gas

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)


business and that American Resources did not have the financial resources and/or sufficient quantity of natural gas to perform. H&N further alleges that American Resources and H&N colluded with respect to swap transactions that were designed to benefit American Resources at the expense of H&N Gas. H&N Gas is seeking approximately $5.65 million in actual damages, treble damages, punitive damages, prejudgment interest and attorneys' fees. American Resources intends to vigorously defend this claim.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements included below, including those regarding future financial performance or results, or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "plan" "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including, but not limited to, industry conditions, prices of crude oil and natural gas, regulatory changes, general economic conditions, interest rates and competition. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update the forward looking statements or republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Condensed Consolidated Financial Statements included in Item 1. of this report.

RECENT DEVELOPMENTS

The Company recently announced that it was awarded three leases by the MMS on prospects developed by the Company through its offshore prospect generation program. The leases were awarded to Callon Petroleum Operating Company ("Callon"), a subsidiary of Callon Petroleum Company, on high bids submitted at MMS Western Gulf of Mexico Lease Sale 177 held August 23, 2000. The leases cover Galveston Area Blocks 271 and 284, and Matagorda Island Area Block 710. Callon will own a 50% interest and operate all leases. Other owners include Fidelity Oil Holdings, Inc., 40% and Black Hills Exploration and Production, Inc., a subsidiary of Black Hills Corporation, 10%. A fourth block, Galveston Area Block 285 acquired by the Company in 1998, will be assigned to the same ownership group. The Company's subsidiary Blue Dolphin Exploration Company owns a 10% after payout reversionary working interest in the four leases.

The Company recently announced a natural gas discovery in High Island Area Block A-7, in the Gulf of Mexico. The Company acquired the block at MMS Sale 155 in 1995, and owns an 8.9% after payout reversionary working interest. High Island Area Block A-7 was one of four blocks the Company acquired in the first year of its offshore prospect generation program. Production from the first well began in September 2000 at a rate of 34 million cubic feet of gas per day. A second discovery well is currently being drilled lower to test for additional reserves and is expected to be on production in mid to late 2001. Before the Company is assigned its working interest, the initial working interest owners must recover their costs associated with the lease and its development.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The Company's primary efforts to advance the Petroport project continues to center on development of market support, evidenced by firm commitments from refineries to use Petroport when completed. While many of the refiners in the primary market area are prospective users of Petroport, the Company's efforts have focused on those refiners whose production requirements would be at least 150,000 barrels of oil per day.

Uncertainties associated with recent and anticipated industry consolidations, combined with the extent of displacement of long haul imported barrels by future deepwater Gulf of Mexico production, has resulted in the deferring of throughput commitment decisions by these refiners. The Company believes firm throughput commitments for Petroport will materialize, but are several months off in the future. However, there can be no assurance that the Company will receive such commitments.

The Company's work on the Petroport project has resulted in the opportunity to evaluate a second offshore crude oil terminal to serve an alternative market. This facility, designed to fill a niche created by long term arrangements for the supply of short haul Caribbean Basin crudes delivered to a shallow water-congested port complex, would be located off the coast of Port Arthur, Texas. The Company believes that the use of Caribbean Basin crudes by refineries in this market area is likely to grow as refineries complete processing projects and system expansions are made. Additionally the Company believes the long-term supply arrangements, intended to capture market share by the exporting countries, will minimize displacement of these barrels by future deepwater Gulf of Mexico production. The effect is to reduce refiners' uncertainties concerning future supply sources and a current willingness to enter into long term commitments for use of the offshore port.

Petroport's main focus remains the offloading of larger tankers used for longer haul shipments, whereas this facility's focus will be the smaller tankers used in the short haul trade, primarily for shipments from Mexico, and secondarily, Venezuela.

Preliminary conceptual design and costing work, and a general commercial assessment for this project have been completed. Discussions are now under way with a potential primary user of the system. The Company expects to have reached an understanding with such user within approximately 60 days. The Company does not intend to go forward with the project without a major user's commitment and support.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's financial position at September 30, 2000 and December 31, 1999 (amounts in thousands):

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


                                        SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                       -------------------   -------------------
                                        AMOUNT       %        AMOUNT       %
                                       --------   --------   --------   --------
Working capital ....................      1,178         13         93       --
Property and equipment, net ........      4,400         50     14,264         77
Other noncurrent assets ............      3,301         37      4,247         23
                                       --------   --------   --------   --------
Total ..............................      8,879        100     18,604        100
                                       ========   ========   ========   ========
Minority interest ..................      1,178         13        958          5
Stockholders' equity ...............      7,701         87     17,646         95
                                       --------   --------   --------   --------
Total ..............................      8,879        100     18,604        100
                                       ========   ========   ========   ========

At September 30, 2000, the Company recorded an impairment of oil and gas properties of $10,654,976, comprised of a non-cash write off of proved reserves from the Galveston Area Block 288 Buccaneer Field of $5,354,975, and the recognition of associated plugging and abandonment costs estimated to be $5,300,000 (see footnote 1. "Oil and Gas Properties").

In October 2000 the MMS notified the Company that they required additional security to ensure that its abandonment obligations associated with the Buccaneer Field will be met. The Company has escrowed approximately $1.47 million for abandonment costs and provided $1.3 million in surety bonds. At the request of the MMS, the Company has delivered an additional $2.9 million in surety bonds and used the escrowed funds as collateral for the surety bonds.

The Company has reached a tentative agreement, with a third party to plug and abandon the wells and remove certain of its facilities located in the Buccaneer Field. The third party would plug and abandon the remaining ten wells in the Buccaneer Field and remove the platform and attached quarters platform in Galveston Area Block 288. An affiliate of the third party would lease and refurbish the remaining platform and attached quarters platform in Galveston Area Block 296 to handle production from an adjacent lease that it intends to acquire. The Company currently provides operating services to the owner of this lease pursuant to an operating agreement, however this agreement will terminate when the company leases the Galveston Block 296 platform. Plugging and abandonment of the Buccaneer Field wells is expected to begin as soon as the agreement is completed. This agreement is subject to MMS approval and the third party closing its agreement to acquire the adjacent lease. Presently it is estimated that the plugging and abandonment costs will be $1,000,000. The removal of the Galveston Area Block 288 platform facilities is expected to begin in the first half of 2001, at an estimated cost of $2,000,000. The provision for future abandonment costs associated with the Galveston Block 296 platform facilities is $2,300,000.

During the nine months ended September 30, 2000, the Company funded its activities through cash generated from operations and short-term promissory notes from Ivar Siem, Chairman of the Company in the aggregate principal amount of $400,000 (see footnote 2 "Notes Payable - Related Parties"). The net cash provided by or used in operating, investing and financing activities is summarized below (amounts in thousands):

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
Net cash provided by (used in):
Operating activities .................................       3,197       (1,256)
Investing activities .................................      (2,753)        (783)
Financing activities .................................         261        2,061
                                                          --------     --------
     Net increase in cash ............................         705           22
                                                          ========     ========

On December 2, 1999, the Company acquired a 75% ownership interest in American Resources Offshore, Inc. by purchasing approximately 39.0 million shares of American Resources common stock. The Company paid approximately $4.5 million for the shares of American Resources common stock. Concurrently with the sale of its common stock to the Company, American Resources sold an 80% interest in its offshore oil and gas properties located in the Gulf of Mexico to Fidelity Oil Holdings, Inc. a subsidiary of MDU Resources Group, Inc.

In order to provide funding for the acquisition of its interest in American Resources in December 1999, the Company arranged a private placement and conversion of principal and accrued interest on promissory notes into common stock, $.01 par value per share, of 701,820 shares and 314,898 shares, respectively (see Notes 5 and 7 in Item 8. Financial Statements and Supplementary Data in the Company's Form 10-K for the year ended December 31,
1999). Two members and one former member of the board of directors participated in this private placement. Daniel B. Porter, a former director of the Company,
(i) paid $100,000 for 16,667 shares of common stock and (ii) paid $325 and tendered a note and accrued interest totaling $99,875 for an additional 16,700 shares. Additionally, Harris A. Kaffie, a director of the Company, paid $149 and tendered a note and accrued interest totaling $187,651 for 31,300 shares of common stock and Ivar Siem, Chairman of the Board of Directors, paid $281 and tendered a note and accrued interest totaling $27,919 for 4,700 shares. The Company also issued a $1,000,000 convertible promissory note to Harris A. Kaffie, a director of the Company (see footnote 2. "Notes Payable - Related Parties").

In connection with the acquisition of a majority interest in American Resources the Company entered into an agreement with Fidelity Oil to manage their interest in the properties acquired from American Resources for $40,000 per month. This agreement is in effect through December 2000 and provides for continuation thereafter on a year to year basis unless terminated by either party.

The Company maintains a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. (the "Loan Agreement"). The Loan Agreement expires on December 31, 2000, when the outstanding balance, if any, is due and payable. The facility is available for the acquisition of oil and gas reserve based assets and working capital. The maximum amount the Company has been able to borrow under the Loan Agreement was $6,500,000. In January 2000, the Company paid the $80,000 outstanding balance under the Loan Agreement and its borrowing capacity under the Loan Agreement was adjusted to $0. At September 30, 2000 the Company did not have an outstanding balance under the Loan Agreement.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The bank redetermines the borrowing base semi-annually based on its valuation of the Company's oil and gas properties and pipeline contracts. Accordingly, the bank may increase the borrowing base under the Loan Agreement to $10,000,000, the maximum amount the Company could borrow under the Loan Agreement, or some lesser amount based upon the banks valuation of these assets. Until the bank increases the borrowing base of the Loan Agreement, the Company will not be able to use the Loan Agreement as a resource for capital. Presently, the Company is negotiating with Bank One to increase the Borrowing Base of the Loan Agreement. There can be no assurance that the bank will increase the amount of the Company's borrowing base under the Loan Agreement.

The Loan Agreement includes certain restrictive covenants that are applicable if any amounts are outstanding under the agreement, including restrictions on the Company's ability to pay dividends on its capital stock and the maintenance of certain financial ratios. Among the various financial covenants the Company must comply with, it must maintain (i) a total tangible net worth of $10,250,000,
(ii) a debt coverage ratio of not less that 1.2 to 1 calculated on a rolling four-quarter basis and (iii) a current ratio (as defined in the Loan Agreement) of at least 1 to 1. The Company expects to renegotiate the terms of the Loan Agreement including, but not limited to, the borrowing capacity and restrictive covenants or enter into a credit agreement with another financial institution. There can be no assurance that the Company will be able to renegotiate the terms of the Loan Agreement or enter into a new credit agreement with commercially reasonable terms.

The Company has exploration and development opportunities associated with its offshore properties owned through American Resources. The Company will evaluate each of the exploration and development opportunities and its available capital resources to determine whether to participate, sell its interest or sell a portion of its interest and use the proceeds to participate at a reduced interest. As of September 30, 2000, American Resources had expended approximately $1.8 million on exploration and development opportunities on its properties during 2000, of which $1.1 million has been recorded in Property and Equipment and $0.7 million is included in prepaid expenses as of September 30, 2000. These expenditures were funded by working capital generated by American Resources. The Company expects to spend an additional $0.3 million during the remainder of 2000 on exploration and development opportunities.

In April 2000, the Company amended its prospect generation program agreement with Fidelity Oil, whereby in exchange for certain participation rights of up to 100%, Fidelity Oil will fund $1,060,000 of the costs associated with the program during 2000. Fidelity Oil will also reimburse the Company for seismic data acquired. The available interests in the prospect inventory developed in the program are for sale on an individual prospect basis. Fidelity Oil currently has not committed to fund the prospect generation program after December 31, 2000. If they do not continue to fund the program or funding from another company is not arranged, the Company may terminate its prospect generation program.

In July 2000, the Company reached an agreement to provide transportation services for Vastar Resources, Inc. in High Island Area Block A-5 offshore Texas in the Gulf of Mexico. To accommodate this production, the Company agreed to construct a 3.4 mile 12" diameter pipeline from the production platform in High Island Area Block A-5 to the Black Marlin Pipeline. The cost to construct the pipeline

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


was $2.0 million, $1.0 million net to the Company's 50% interest in the pipeline. The pipeline was completed with minimal production from High Island Area Block A-5 commencing in September 2000. Full operations are expected to commence in December 2000. Presently, the Company is negotiating to finance this pipeline with Bank One by increasing the borrowing base of its credit facility. However, there is no assurance that the Company will be able to use its credit facility to finance this pipeline. If the Company is not able to use the credit facility to finance this pipeline, it will seek financing from other sources.

In July 2000, the Company acquired a 5/6th's ownership interest in an 8-inch,
12.78 mile pipeline from Walter Oil and Gas Corp. for approximately $224,000 net to the Company interest. The pipeline extends from Galveston Area Block 350 to an interconnect to another pipeline in Galveston Area Block 391 (the "GA350 Pipeline"), approximately 14 miles south of the Company's Blue Dolphin Pipeline. The pipeline currently transports nominal volumes of gas, but the Company believes it is well positioned to attract future discoveries in the area.

In October 1999, American Resources sold call options for 5 MMBtu's per day of gas at a call price of $3.25 per MMBtu to H & N Gas. The call options expired in September 2000. In exchange for establishing a ceiling of $3.25 per MMBtu over the option term, American Resources received an average option premium of approximately $0.12 per MMBtu on the volumes contracted for under the call option agreement. Fidelity Oil agreed to assume 80%, or 4 MMBtu's per day, of any liability from these options. The call options were settled monthly. The liability for the months of June 2000 through September 2000 options was $665,245, of which Fidelity Oil reimbursed American Resources $532,196. As a result of the legal proceedings with H & N Gas (see Part II, Item 1. Legal Proceedings, below), American Resources is holding the funds due to H&N Gas in a separate interest bearing bank account.

In November 1999, the Company and WBI Holdings, Inc. (WBI) formed New Avoca Gas Storage LLC, 25% owned and managed by the Company and 75% owned by WBI, and acquired the Avoca gas storage assets for $400,000 ($100,000 net to the Company's interest) from Northeastern Gas Caverns ("Northeastern"). Additionally, a contingent payment of $500,000 ($125,000 net to the Company's interest) was due to Northeastern on May 22, 2000. New Avoca made a payment of $50,000 and extended the remaining $450,000 payment to August 22, 2000. In August 2000, Northeastern extended the contingent payment until October 2000 in exchange for increasing the contingent payment by $10,000 to $460,000. The contingent payment would be excused, and the $40,000 net payment made would be refunded, if Northeastern successfully settles a claim associated with Avoca Gas Storage, Inc. (the original owner of the Avoca gas storage assets). In October 2000, Northeastern received a payment on its claim and refunded the $40,000 previously paid by New Avoca. New Avoca can elect to liquidate the project at any time.

New Avoca completed an analysis of the project. Based on this analysis and recent technological advances, New Avoca believes the disposal wells will be capable of handling the more moderate rates of brine injection expected to be produced under its proposed construction schedule. In October 2000, New Avoca commenced testing of the disposal wells to determine the rate that these wells will accept brine. New Avoca estimates that the test of the disposal wells and the subsequent evaluation of the test results will take approximately two months to complete. Based on the results of the tests, New Avoca expects to

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


make a decision to either proceed with or liquidate the project. If liquidated, the Company believes that it can recover its investment in this project. If the decision is made to proceed with the project, New Avoca estimates that it will take between one and one-half to two years to begin operations at partial capacity, and three to four years for the facility to operate at full capacity. However, until the Company has reviewed and analyzed the results from the tests of the disposal wells it will be unable to establish a definitive schedule or accurately estimate the costs to complete this project.

In general, the Company believes that it has or can obtain adequate capital resources to continue to finance and otherwise meet its anticipated business requirements. In the past, the Company's capital requirements have been financed by the disposition of certain assets, for example, interests in its pipelines, and equity and debt investments by its directors and others. The Company's directors have also facilitated the Company's access to other sources of capital in the private equity and debt markets. However, there can be no assurance that the Company will be able to continue to obtain financing from these sources or sell assets on commercially reasonable terms. The Company's inability to finance its capital requirements may adversely effect its results of operations, timing for major pipeline expansions, growth in oil and gas prospect generation activities and other projects.

RESULTS OF OPERATIONS

The Company reported a net loss for the nine months ended September 30, 2000, ("current period") of $9,906,052, compared to net income of $80,935 reported for the nine months ended September 30, 1999 ("previous period"). For the quarter ended September 30, 2000 ("current quarter") the Company reported a net loss of $10,109,585 compared to a net loss of $429,033 for the quarter ended September 30, 1999 ("previous quarter").

The net loss in the current period and current quarter is due to the impairment of oil and gas properties recorded at September 30, 2000 of $10,654,976 as a result of writing off proved reserves from the Buccaneer Field.

REVENUES:

NINE MONTHS 2000 VS. 1999. Revenues for the current period increased by $3,940,599 or 216% to $5,760,773 compared to revenues of $1,820,174 reported for the previous period.

Current period revenues from pipeline operations increased by $322,222 or 23% from the previous period. The increase was primarily due to an increase in gas volumes transported on the Black Marlin Pipeline System, which system was acquired on March 1, 1999, resulting in a $471,083 increase in pipeline revenues in the current period. During the current period, average daily gas volumes transported by the Black Marlin Pipeline System were 81,000 MMBtu/d compared to 58,000 MMBtu/d during the seven months the Company owned the system in the previous period. This increase was offset in part by a decline in gas volumes in the Blue Dolphin Pipeline System. During the current period, average daily gas volumes transported by the Blue Dolphin Pipeline System were 30,000 MMBtu/d compared to 38,000 MMBtu/d during the previous period, resulting in a reduction in pipeline revenues of $95,281.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The reduction in pipeline revenue is partially attributable to a decrease in the Company's interest in the Blue Dolphin Pipeline System. On March 1, 1999, the Company sold a 1/6th interest in the Blue Dolphin Pipeline System, reducing its interest from 67% to 50%.

Current period revenues from oil and gas sales increased by $3,618,385, from those of the previous period due to the acquisition of American Resources in December 1999, resulting in additional revenues of $3,522,838 in the current period. In addition, oil and gas sales from the Buccaneer Field increased by $95,547 due to higher commodity prices in the current period. However, Buccaneer Field production ceased in July 2000, due to downhole mechanical problems. The Company does not expect to re-establish production in the Buccaneer Field (see "Liquidity and Capital Resources" in Part I, Item 2 in this report).

THIRD QUARTER 2000 VS. THIRD QUARTER 1999. Revenues for the current quarter increased by $1,736,569 or 275% to $2,368,062 compared to revenues of $631,493 reported for the previous quarter.

Current quarter revenues from pipeline operations increased by $143,078 or 28% from the previous quarter primarily due to an increase in gas and oil volumes transported on the Black Marlin Pipeline System, resulting in additional revenues of $200,253. The increase in revenues was offset by a 40% decline in gas volumes transported on the Blue Dolphin Pipeline System in the current quarter, resulting in a reduction in revenues of $57,175.

Current quarter revenues from oil and gas sales increased by $1,599,398, from those of the previous quarter due to the acquisition of American Resources in December 1999, resulting in additional revenues of $1,579,382. Buccaneer Field production ceased in July 2000, due to downhole mechanical problems. The Company does not expect to re-establish production in the Buccaneer Field (see "Liquidity and Capital Resources" in Part I, Item 2 in this report).

COSTS AND EXPENSES:

NINE MONTHS 2000 VS. 1999. Current period lease operating expenses increased $93,383 or 11% from those of the previous period due to the acquisition of American Resources in December 1999 resulting in additional lease operating expenses in the current period totaling $496,861. The increase in expenses was offset by lower lease operating expenses in the current period associated with the Buccaneer Field of $403,478. In the previous period, lease operating expenses in the Buccaneer Field totaled $404,215 as compared to $80,683 in the current period. The Company expects that lease operating expenses will decrease as a result of the termination of production from the Buccaneer Field.

Current period depletion, depreciation and amortization increased $1,085,748, primarily due to the acquisition of American Resources in December 1999, resulting in increased depletion of $1,069,018.

General and administrative expenses for the current period increased $96,893, primarily due to the acquisition of American Resources in December 1999, resulting in additional costs of $554,408. The increase in expenses was offset by reimbursements of $360,000 associated with proceeds received pursuant to the Management Services Agreement between the Company and Fidelity Oil, whereby the Company manages Fidelity Oil's interest in the oil and gas assets it acquired from American Resources

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


in December 1999. Additionally current period general and administrative expenses of Blue Dolphin Energy was reduced $97,515 from that of the previous period.

The Company recorded an impairment of oil and gas properties of $10,654,976 in the current period associated with the Buccaneer Field (see "Liquidity and Capital Resources" in Part I, Item 2 in this report).

Current period interest and other expense decreased $41,429 due primarily to the retirement of $1,811,555 principal amount of promissory notes in December 1999 resulting in a decrease in interest expense of $156,068. The decrease was offset in part by interest expense of $86,990 on the $1,000,000 convertible promissory note issued in December 1999, the $200,000 convertible promissory note issued in May 2000, and the $200,000 convertible promissory note issued in July 2000.

THIRD QUARTER 2000 VS. THIRD QUARTER 1999. Current quarter lease operating expense increased $19,333, due to the acquisition of American Resources in December 1999, resulting in additional operating expenses of $175,420. The increase in expenses was offset by a $156,087 reduction in current period lease operating costs associated with the Buccaneer Field.

Current quarter depletion, depreciation and amortization increased $421,935, due to the acquisition of American Resources in December 1999, resulting in increased depletion of $415,622.

The Company recorded an impairment of oil and gas properties of $10,654,976 in the current quarter associated with the Buccaneer Field (see "Liquidity and Capital Resources" in Part I, Item 2 in this report).

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

INTEREST RATE RISK- The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with floating interest rates. Since the Company does not have an outstanding balance under the Loan Agreement, a 10% change in the interest rate on the credit facility would not effect interest expense.

DERIVATIVES- In October 1999, American Resources sold call options for 5 MMBtu's per day of gas at a call price of $3.25 per MMBtu to H & N Gas. The call options expired in September 2000. In exchange for establishing a ceiling of $3.25 per MMBtu over the option term, American Resources received an average option premium of approximately $0.12 per MMBtu on the volumes contracted for under the call option agreement. Fidelity Oil agreed to assume 80%, or 4 MMBtu's per day, of any liability from these options. The call options were settled monthly. The liability for the months of June 2000 through September 2000 options was $665,245, of which Fidelity Oil reimbursed American Resources $532,196. At September 30, 2000 American Resources had no open forward sales contracts or option contracts on its production or price swap agreements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On May 8, 2000, American Resources, a 75% owned subsidiary of the Company, and its former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS AND HOWARD ENERGY MARKETING, L.L.C. V. AMERICAN RESOURCES OFFSHORE, INC. ET AL (Case No H-00-1371). The lawsuit alleges, among other things, that H&N Gas was defrauded by American Resources in connection with natural gas purchase options and natural gas price swap contracts entered into from February 1998 through September 1999. H&N alleges unlawful collusion between American Resources' prior management and the then president of H&N, Richard Hale ("Hale"), to the detriment of H&N. H&N generally alleges that Hale directed H&N Gas to purchase illusory options from American Resources that bore no relation to any physical gas business and that American Resources did not have the financial resources and/or sufficient quantity of natural gas to perform. H&N further alleges that American Resources and H&N colluded with respect to swap transactions that were designed to benefit American Resources at the expense of H&N Gas. H&N Gas is seeking approximately $5.65 million in actual damages, treble damages, punitive damages, prejudgment interest and attorneys' fees. American Resources intends to vigorously defend this claim


ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

            A)    Exhibits - 27.1 Financial Data Schedule

            B) Form 8-K - On September 6, 2000, the Company filed an amendment to its current report of Form 8-K dated December 2, 1999, with respect to the acquisition of American Resources Offshore, Inc. The items reported in such current report were
                  Item 2 (Acquisitions or Dispositions of Assets) and Item 7 (Financial Statement and Exhibits).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By:  BLUE DOLPHIN ENERGY COMPANY



Date:    November 20, 2000          /S/ MICHAEL J. JACOBSON
                                    ------------------------------------
                                    Michael J. Jacobson
                                    President and Chief Executive Officer



                                    /S/ G. BRIAN LLOYD
                                    ------------------------------------
                                    G. Brian Lloyd
                                    Vice President, Treasurer

                                    EXHIBITS

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

27.1                             Financial Data Schedule