Form 10-K405/A
period 1999-12-31
BLUE DOLPHIN ENERGY CO
filed 2000-12-05
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value (estimated solely for purposes of this calculation) of the voting stock held by non-affiliates of the registrant as of Nivember 24, 2000, was approximately $18,370,190.

         As of November 24, 2000, there were outstanding 6,037,770 shares of Common Stock, par value $.01 per share, of the registrant.

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

                                     PART I
ITEM 1.  BUSINESS

      FORWARD LOOKING STATEMENTS. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in the Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "plan," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin" or the "Company") cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, prices of crude oil and natural gas, regulatory changes, general economic conditions, interest rates, competition, and other factors discussed below. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the additional factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, as well as the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

                                   THE COMPANY

     The Company is engaged in the acquisition and exploration of oil and gas properties, and the gathering, transportation and storage of natural gas and condensate. The Company is actively pursuing midstream projects with long term revenue potential, such as the Petroport offshore oil terminal and the Avoca natural gas storage project. The Company's primary geographical focus areas are the western and central coasts of the U.S. Gulf of Mexico. The Company was incorporated in 1986 as the result of the corporate combination of ZIM Energy Corporation, a Texas corporation founded in 1983, and Petra Resources, Inc., an Oklahoma corporation formed in 1980. The Company succeeded to the business, properties and assets of ZIM Energy and Petra Resources. In June 1987, the Company changed its name from ZIM Energy Corporation to Mustang Resources Corp. In January 1990, the Company's name was changed to Blue Dolphin Energy Company. In December 1999, the Company acquired a 75% ownership interest in American Resources Offshore, Inc.

     The Company is a holding company that conducts substantially all of its operations through its subsidiaries. Substantially all of the Company's assets consist of equity in its subsidiaries. The Company's subsidiaries are as follows:

      o  Blue Dolphin Exploration Company, a Delaware corporation,

         o American Resources, a majority owned subsidiary of Blue Dolphin Exploration;

      o  Blue Dolphin Pipe Line Company, a Delaware corporation;

      o  Blue Dolphin Services Co., a Texas corporation;

      o  Black Marlin Energy Company, a Delaware corporation,

         o Black Marlin Pipeline Company, a Texas corporation and wholly owned subsidiary of Black Marlin Energy;

      o  Buccaneer Pipe Line Co., a Texas corporation;

      o  Mission Energy, Inc., a Delaware corporation;

      o New Avoca Gas Storage, LLC, a Texas Limited liability company in which the Company owns a 25% interest; and

      o  Petroport, Inc., a Delaware corporation.

     The principal executive office of the Company is located at 801 Travis, Suite 2100, Houston, Texas, 77002, telephone number (713) 227-7660. American Resources maintains a division office in New Orleans, Louisiana. Shore base facilities are maintained in Freeport and Texas City, Texas serving Gulf of Mexico operations. The Company has 24 full-time employees. The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") Small Cap Market under the trading symbol "BDCO". The Company's home page address on the world wide web is http://www.blue-dolphin.com.

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

     PURCHASE AND SALE OF PIPELINE INTERESTS. On March 1, 1999, the Company acquired Black Marlin Pipeline Company from Enron Pipeline Company ("Enron"), for $5,404,270. In addition, Enron received an option to acquire a minimum of 25% and a maximum of 33-1/3% of the Black Marlin Pipeline System, if Black Marlin Pipeline should become no longer subject to rate and tariff regulation by the Federal Energy Regulatory Commission (the "FERC"). This option will expire on the earlier of the third anniversary of the date of notice that the Black Marlin Pipeline is no longer subject to rate and tariff regulation or March 1, 2004. Black Marlin Pipeline Company is the owner of the 75-mile Black Marlin Pipeline System, as defined below. Effective as of March 1, 1999, the Company sold

      o a one-sixth (1/6) undivided interest in the Company's Blue Dolphin Pipeline System, the Black Marlin Pipeline System and the Omega Pipeline to WBI Southern, Inc. ("WBI") for $3,712,000, and

      o a one-third (1/3) undivided interest in the Black Marlin Pipeline System to MCNIC Pipeline and Processing Company ("MCNIC") for $1,801,423.

     The Company used the proceeds from these transactions to finance its acquisition of Black Marlin Pipeline Company. MCNIC owns a one-third (1/3) interest in the Blue Dolphin Pipeline System and the Omega Pipeline. Neither WBI nor MCNIC is an affiliate of the Company.

     BLUE DOLPHIN PIPELINE SYSTEM. The Company, through Blue Dolphin Pipe Line Company, Mission Energy and Buccaneer Pipe Line, owns a 50% undivided interest in the Blue Dolphin Pipeline System (the "Blue Dolphin System"). The Blue Dolphin System includes the Blue Dolphin Pipeline, Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the pipeline system shore facilities, pipeline easements and rights-of-way are located.

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

     The Blue Dolphin Pipeline consists of two segments. The offshore segment transports both natural gas and condensate and is comprised of approximately 36 miles of 20-inch pipeline from the Buccaneer Field platforms to shore and 4 miles to the shore facility at Freeport, Texas. Additionally, the offshore segment includes 9 field gathering lines totaling approximately 55 miles, connected to the main 20-inch line. This system's onshore segment consists of approximately 2 miles of 16-inch pipeline for transportation of natural gas from the shore facility to a sales point at a Freeport, Texas chemical plants' complex and intrastate pipeline system tie-in.

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

     Black Marlin is classified as a "natural gas company" pursuant to the Natural Gas Act of 1938 and the Black Marlin Pipeline is classified as an "interstate pipeline" pursuant to the Natural Gas Policy Act of 1978 and thus subject to FERC regulation.

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

     Various fees are charged to producer/shippers for provision of transportation and shore facility services. Black Marlin System natural gas throughput averaged approximately 28% of capacity during 1999. Current Black Marlin System capacity is approximately 200 MMcf per day of gas and 1,500 Bbls per day of condensate. During 1999, all gas and condensate volumes were attributable to production from third party producer/shippers.

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

MIDSTREAM DEVELOPMENT PROJECTS

PETROPORT PROJECT

      The Company's investment in and development of an offshore crude oil terminal is through Petroport. In March 1995, the Company acquired Petroport, L.C. The form of the transaction was a merger of Petroport, L.C. into Petroport. Petroport holds proprietary technology, represented by certain patents issued and or pending, associated with the development and operation of a deepwater crude oil and products port and offshore storage facility. The Petroport deepwater terminal will receive crude oil offshore with deliveries to shore by pipeline. Onshore the Petroport pipeline will connect with an existing onshore storage and distribution network, accessing Texas Gulf coast and Mid-Continent refining centers.

      In October 1999, the Company announced that Equilon Enterprises, LLC (an alliance of two major oil companies, Shell and Texaco), agreed to jointly continue development of the Petroport deepwater port project with the Company. The agreement provided that the parties would share mutually agreed upon third party costs for additional economic feasibility and design studies for the purpose of determining whether to proceed with further development efforts, including licensing and permitting of the facility. The same agreement contemplated that the parties would enter into further contractual arrangements in the event that Equilon chose to participate in the substantial additional costs of proceeding with licensing of the facility, and that Equilon would have no interest in the Petroport project if it did not. The agreement contemplated that those additional contracts would address such matters as the parties' respective ownership percentages of an entity to be formed to develop, own and operate Petroport, the sharing of further development costs and cash payments to the Company. Proposed, non-binding terms concerning those matters were contained in the agreement but were subject to substantial change depending upon, among other things, whether the Company or Equilon determined to sell a portion of their respective interests in the project to other participants. Although the Equilon agreement expired in December 1999, Equilon and the Company continued to share relatively minor development expenses, although neither party was obligated to do so. Costs of the offshore terminal complex, the pipeline to shore, onshore facilities and facility licensing are estimated to be $200.0 million. Equilon has not advised the Company as to whether it will proceed with licensing and further documentation. Whether Equilon determines to participate further in the development of Petroport, the Company intends to continue its efforts to attract throughput commitments from prospective users.

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

      Petroport will also be available to serve producers in the Gulf of Mexico. It can serve as a major gathering hub and trunk line to shore, with crude received from floating production storage and offloading systems serving deepwater Gulf of Mexico producers.

      Presently, the Company does not have a partner to participate in the development of Petroport. However, the Company is actively soliciting major oil and gas companies that import large volumes of crude oil and various other entities to participate in the ownership and further costs of development. The Company currently estimates that licensing and permitting costs for the offshore port facility will be approximately $6.0 million and expects that its partner or partners in the Petroport project would be responsible for the licensing and permitting costs. The Company plans to seek financing for the costs associated with facility construction, and expects that any such financing would be based on the throughput commitments from prospective users. However, there can be no assurance that the Company will be able to obtain either a partner and the necessary throughput commitments to proceed with the development of Petroport.

      In the process of evaluating and soliciting prospective partners for the Petroport project, the Company has identified a second market for an offshore crude oil port, located off the coast of Port Arthur, Texas. This facility would be designed to fill a niche created by long term arrangements for the supply of short haul Caribbean Basin crude oil delivered to conjested shallow water port complexes. This port would target the smaller tankers used in the short haul trade. The Company has completed preliminary conceptual design and costing work, and a general commercial assessment for this project. In addition to the licensing and permitting costs, the Company estimates that the construction costs for this facility will be approximately $200.0 million. Presently, the Company is working with a major potential user regarding the development of this facility. The Company does not intend to proceed with the development of this project without a major use commitment and support of a partner. There can be no assurance that the Company will be able to obtain such use commitment or a partner for the project.

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

    New Avoca purchased the Avoca gas storage assets from Northeastern for $400,000 plus a contingent payment of $500,000. The contingent payment will be excused if Northeastern successfully settles its claim against certain parent companies of Avoca Gas Storage. On June 28, 2000 the United States Bankruptcy Court for the District of Delaware held a hearing to approve a settlement agreement between Avoca Gas Storage, the Committee of Unsecured Creditors, and an affiliate of Northeastern. The contingent payment of $500,000, $125,000 net to the Company's interest in New Avoca, was due to Northeastern on May 22, 2000. New Avoca made a payment of $50,000 and extended the remaining $450,000 payment to August 22, 2000. In August 2000, Northeastern extended the contingent payment until October 2000 in exchange for increasing the contingent payment by $10,000 to $460,000. The contingent payment would be excused, and the $40,000 net payment made would be refunded, if Northeastern successfully settles a claim associated with Avoca Gas Storage, Inc. (the original owner of the Avoca gas storage assets). In October 2000, Northeastern received a payment on its claim and refunded the $40,000 previously paid by New Avoca. New Avoca can elect to liquidate the project at any time.

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

      To create the salt caverns for storage of natural gas, pressurized water is injected from the surface to dissolve the salt formations below. The brine solution produced by this process must be continuously brought to the surface and then injected into underground disposal wells. The disposal wells must have sufficient porosity and permeability to accept the injected brine at a rate that will at least keep up with the rate at which brine is being produced during the creation of the salt caverns. The original owners of the Avoca gas storage assets conducted tests to determine the rate that the disposal wells would accept brine. New Avoca believes that the testing procedures used by the original owners of the project to analyze the rate at which the disposal wells could accept brine may have been flawed as a result of the accelerated pace at which the tests were conducted and therefore yielded test results that were uncertain and did not conclusively support an acceptable rate of brine disposal. The original owners of the Avoca gas storage assets encountered technical and other difficulties as a result of the uncertainty of their test results.

      New Avoca recently completed an analysis of the project. Based on this analysis and recent technological advances, New Avoca believes the disposal wells will be capable of handling the more moderate rates of brine injection expected to be produced under its proposed construction schedule. In October 2000, New Avoca commenced testing of the disposal wells to determine the rate that these wells will accept brine. New Avoca estimates that the test of the disposal wells and the subsequent evaluation of the test results will take approximately two months to complete. Based on the results of the tests, New Avoca expects to make a decision to either proceed with or liquidate the project. If liquidated, the Company believes that it can recover its investment in this project. If the decision is made to proceed with the project, New Avoca estimates that it will take between one and one-half to two years to begin operations at partial capacity, and three to four years for the facility to operate at full capacity. However, until the Company has reviewed and analyzed the results from the tests of the disposal wells it will be unable to establish a definitive schedule or accurately estimate the costs to complete this project.

OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

     The Company's oil and gas assets are held, and operations conducted by, Blue Dolphin Exploration and American Resources. The Company's oil and gas assets consist of leasehold interests in properties located offshore in the Gulf of Mexico. The leasehold properties held by the Company may be subject to royalty, overriding royalty and other outstanding interests customary in the industry. In the future the Company's properties may become subject to burdens such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, none of which the Company believes will detract substantially from the value of the properties or materially interfere with their use in its operations. Certain terms that are commonly used in the oil and gas industry, including terms that define our rights and obligations with respect to each of the Company's properties, are defined in the "Glossary of Certain Oil and Gas Terms" on pages 18-19 of this Form 10-K.

     The following is a description of the Company's major oil and gas exploration and production assets and activities:

     AMERICAN RESOURCES. On December 2, 1999, Blue Dolphin Exploration acquired a 75% ownership interest in American Resources by purchasing approximately 39.0 million shares of American Resources common stock. The purchase price for the shares of American Resources' common stock was approximately $4.5 million. Concurrently with the sale to Blue Dolphin Exploration, American Resources sold an 80% interest in its Gulf of Mexico assets to Fidelity Oil Holdings, Inc. a subsidiary of MDU Resources Group, Inc. The proceeds received by American Resources were used to retire certain indebtedness.

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

     THE BUCCANEER FIELD. In November 2000, the Company decided to abandon the Buccaneer Field as a result of the occurrence of unforeseen adverse events. In July 2000, production from the only producing well in the Buccaneer Field, the A-12 well, ceased due to down-hole mechanical problems. Due to the age of the A-12 wellbore, it is probable that a new well would be needed to restore production at the Buccaneer Field, at an estimated cost of $2.8 million.

     In addition, in October 2000, during the annual inspection by the U.S. Minerals Management Service ("MMS") of the two major platform complexes in the Buccaneer Field, the MMS notified the Company that certain repairs to the platforms must be made before operating activities can resume. The Company estimates the cost of these required, unplanned repairs to be in excess of $1.0 million. However, the Company believes that if it elected to resume production from the Buccaneer Field the actual costs would have been approximately $2.6 million, including an estimated $.6 million to repair one of the platform complexes. Thus, the total cost to reestablish production would have increased to an estimated $5.4 million, consisting of $2.6 million in front-end infrastructure costs and $2.8 million in drilling costs.

      After considering the costs associated with drilling a new well to reestablish production, together with the unplanned cost of repairs to the platforms and the projected rate of production and discounted cash flow from the field, the Company has decided to abandon and not reestablish production from the Buccaneer Field. As a result of our decision to abandon and not to reestablish production from the Buccaneer Field, our lease on this field, pursuant to its terms, will terminate at the end of January 2001.

     The Buccaneer Field is comprised of interests in parts of four lease blocks covering 14,660 acres located in the Gulf of Mexico approximately 36 miles south of Freeport, Texas. Operation of the field is conducted from two platforms located in waters averaging approximately 65 feet in depth.

     The Company owns a 100% working interest in the Buccaneer Field (81.33% net revenue interest). The Buccaneer Field leasehold interests represent 59% of the discounted present value of estimated future net revenues from Proved Reserves of the Company as of December 31, 1999. Production from the Buccaneer Field accounted for 48% of the total revenues from oil and gas sales of the Company for the year ended December 31, 1999 and 100% for the years ended December 31, 1998 and 1997. See "Proved Oil and Gas Reserves" below. Buccaneer Field condensate and natural gas production is delivered to the Blue Dolphin System.

     Natural gas produced from the Buccaneer Field was sold under a gas purchase contract dated May 1, 1991. The contract was extended through September 2000 at a variable monthly market price. In December 1999, the Company received a price of $2.04/MMBtu. Buccaneer Field gas sales represented 42% of oil and gas sales revenues and 8% of total revenues of the Company for the year ended December 31, 1999.

     Buccaneer Field condensate sales were based on the average monthly market price as reported by Koch Oil Company. Sale of condensate from the Buccaneer Field represented 6% of oil and gas sales revenues and 1% of total revenues of the Company for the year ended December 31, 1999.

     The MMS requires that security be provided for the estimated future abandonment obligations associated with the Buccaneer Field. Blue Dolphin Exploration provided the MMS surety bonds in the amount of $1,300,000. Additionally, Blue Dolphin Exploration was required to make a $250,000 annual payment to a sinking fund to cover its end of lease abandonment and site clearance obligations. Blue Dolphin Exploration is required to make payments to the sinking fund until the balance of the sinking fund is $2,400,000, unless changed by the MMS. The MMS may periodically increase, or decrease, the amount of the sinking fund based upon its estimate of Blue Dolphin Exploration's lease abandonment and site clearance costs. In 1999, Blue Dolphin Exploration elected to remove an inactive satellite platform in the Buccaneer Field to reduce its future lease abandonment and site clearance costs. The Company's annual abandonment escrow fund payment of $250,000 that was due in June 1999 was waived pursuant to a verbal agreement with the MMS as a result of the removal of the inactive satellite platform. As of December 31, 1999, the sinking fund totaled approximately $1,168,560.

     In October 2000, the MMS notified the Company that they required additional security to ensure that its abandonment obligations associated with the Buccaneer Field will be met. The Company has escrowed approximately $1.47 million for abandonment costs and provided $1.3 million in surety bonds. At the request of the MMS, the Company has delivered an additional $2.9 million in surety bonds and used the escrowed funds as collateral for the surety bonds.

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

      In September 1997, the Company entered into an agreement with Fidelity Oil, Western Production and Forcenergy (the "Participants"), whereby in exchange for certain participation rights, the Participants partially funded the costs associated with the Company's 1997/1998 offshore prospect generation program. The Company is obligated to, among other things, devote its best efforts to initiate, evaluate, document and present drilling prospects to the Participants. In order to enhance the productivity of the prospect generation program, during 1998 the Company transitioned from the use of consulting geologists and geophysicists to a 100% in house effort. This program was suspended in August 1998, as a result of the withdrawal of Forcenergy who filed for bankruptcy.

      In 1999 the Company placed a 50% interest in the program with Fidelity Oil, whereby in exchange for certain participation rights, Fidelity Oil funds $100,000 per month for the costs associated with the program. Program costs will be reimbursed to the Company as prospects are developed and leases acquired. A portion of the reimbursed costs will be paid to Fidelity Oil based on the level of interest it retains in each prospect. The available 50% interest in the generated prospects is for sale on an individual prospect basis. In April 2000, the Company amended the agreement with Fidelity Oil in its prospect generation program, whereby in exchange for certain participation rights of up to 100%, Fidelity Oil will fund, on a monthly basis, an aggregate of up to $1,060,000 of the costs associated with the program during 2000. As of October 31, 2000 Fidelity Oil had paid $897,333 of these costs. Fidelity Oil will also reimburse the Company for the expenses it incurs acquiring seismic data. The available interests in the prospect inventory are for sale on an individual prospect basis.

      The Company spent the first half of 1999 developing and marketing a prospect inventory in preparation for the Western Gulf of Mexico Federal Lease Sale held in August. Of the five prospects developed, one was sold in which the Company retained a reversionary working interest. Partial interests were sold in all of the pre-existing inventory of leased prospects. The Company is continuing to market the remaining interests. The Company's leased prospect inventory consists of prospects on the following offshore leases:

      o  High Island Area Block A-8
      o  Mustang Island Area Block 817
      o  Mustang Island Area Block 839

     The Company has reversionary interests in the following offshore leases:

      o  High Island Area Block A-7
      o  Galveston Area Block 297
      o  Matagorda Island Area Block 713
      o  Galveston Area Block 271
      o  Galveston Area Block 284
      o  Galveston Area Block 285
      o  Matagorda Island Area Block 710

     In November 2000, Fidelity Oil notified the Company that it was electing to withdraw from this program effective December 31, 2000. Presently, the Company is considering several alternatives including, but not limited to, finding new participants for the program and changes in the participation terms of the program. However, there can be no assurance that the Company will not suspend this program.

      PROVED OIL AND GAS RESERVES. Estimates of proved reserves, future net revenues, and discounted present value of future net revenues to the net interest of the Company have been prepared as of December 31, 1999, by Netherland Sewell & Associates, Inc., Ryder Scott Company and the Company (Buccaneer Field). Both Netherland Sewell & Associates, Inc. and Ryder Scott Company are independent petroleum engineers.

     The following table summarizes the estimates of Proved Reserves, Proved Developed Reserves (as hereinafter defined), future net revenues and the discounted present value of future net revenues from Proved Reserves before income taxes to the net interest of the Company in oil and gas properties as of December 31, 1999, using the SEC Method (defined below).

                          PROVED RESERVES INFORMATION
                            AS OF DECEMBER 31, 1999

                                                   NET OIL               NET GAS               FUTURE         DISCOUNTED FUTURE
                                                   RESERVES              RESERVES           NET REVENUES       NET REVENUES (3)
                                                     (MB)                 (MMCF)               ($000)               ($000)
                                               ------------------   ------------------   ------------------   ------------------
Total Proved: (1)
      ARO (4) ..............................                  145                4,349   $            7,714   $            6,101
      Buccaneer Field ......................                  111               17,869   $           25,726   $            8,891
                                               ------------------   ------------------   ------------------   ------------------

      TOTAL PROVED RESERVES ................                  256               22,218   $           33,440   $           14,992
                                               ==================   ==================   ==================   ==================

Total Proved Developed Reserves: (2)
       ARO (4) .............................                   95                2,531   $            5,078   $            4,155
       Buccaneer Field .....................                  111               17,869   $           25,726   $            8,891
                                               ------------------   ------------------   ------------------   ------------------

       TOTAL PROVED DEVELOPED
           RESERVES ........................                  206               20,400   $           30,804   $           13,046
                                               ==================   ==================   ==================   ==================

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

                               ACREAGE AND WELLS

                                                      PRODUCTIVE WELLS (1)                  DEVELOPED            UNDEVELOPED
                                           -----------------------------------------   -------------------   -------------------
                                                  GROSS                  NET                 ACRES (1)            ACRES (1)
                                           --------   --------   --------   --------   --------   --------   --------   --------
                                             OIL        GAS        OIL        GAS       GROSS        NET      GROSS       NET
                                           --------   --------   --------   --------   --------   --------   --------   --------
American Resources (2) .................         17         10       0.73       0.61     45,497      2,820    149,205      8,971
Buccaneer Field ........................          0          1          0          1      8,730      8,730      5,930      5,930


Other ..................................          0          0          0          0          0          0      5,760      1,728
                                           --------   --------   --------   --------   --------   --------   --------   --------
                                                 17         11       0.73       1.61     54,227     11,550    160,895     16,629
                                           ========   ========   ========   ========   ========   ========   ========   ========

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

      PRODUCTION, PRICE AND COST DATA. The following table sets forth the approximate production volumes and revenues, average sales prices and costs (after deduction of royalties and interests of others) with respect to crude oil, condensate, and natural gas attributable to the interest of the Company for each of the periods indicated:

                   NET PRODUCTION, PRICE AND COST DATA

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1999          1998         1997
                                         -----------   -----------   -----------

Gas:
       Production
       (Mcf) .........................       169,329       177,260       176,986
       Revenue .......................   $   393,125   $   391,913   $   393,444

       Average Mcf per Day ...........         463.9         485.6         484.9
       Average Sales
       Price
          Per
       Mcf ...........................   $      2.32   $      2.21   $      2.22

Oil:
       Production
       (Bbls) ........................         6,338         1,628         1,156

       Revenue .......................   $   151,974   $    20,840   $    21,636

       Average Bbls per day ..........          17.4           4.5           3.2
       Average Sales Price
          Per Bbl ....................   $     23.98   $     12.80   $     18.72

Production Costs (1):

       Per Equivalent Mcf
       (2): ..........................   $      4.14   $      3.30   $      4.16

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

     Of the natural gas pipelines owned by the Company, only the Black Marlin Pipeline is subject to rules and regulations of the Natural Gas Act. As a result, its gas transportation service and pricing service are subject to the regulatory jurisdiction of the FERC. The previous owner of the Black Marlin Pipeline completed a FERC rate case which redetermined the rate the Company charges for use of its pipeline. As a result of the completion of the FERC case, the Company can expect a certain level of stability in the rates it charges. However, there is a trend toward greater competition among gas pipelines subject to the Natural Gas Act making it infeasible for regulated pipelines to rely upon exclusive monopoly status. Additionally, requirements of the Gas Industry Standards Board ("GISB") continue to evolve, and, along with Order No. 637 reporting and operational requirements, may impose additional obligations and costs upon interstate pipelines subject to these requirements.

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

     SAFETY AND OPERATIONAL REGULATIONS. The operations of the Company are generally subject to safety and operational regulations administered primarily by the MMS, the U.S. Department of Transportation, the U.S. Coast Guard, the FERC and/or various state agencies. Currently, the Company believes that it is in compliance with the various safety and operational regulations that it is subject to. However, as safety and operational regulations are frequently changed, the Company is unable to predict the future effect changes in these regulations will have on its operations, if any.

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

     Regulations provide for extensive consultation among all interested Federal agencies, any potentially affected coastal state, and the general public. Adjacent coastal states are granted an effective veto power or reservation over proposed Deepwater Ports. The Secretary of Transportation will not issue a license without the approval of the governor of each adjacent coastal state. Under the statute, if a Governor of an adjacent coastal state notifies the Secretary of Transportation that a proposal is inconsistent with the state programs relating to environmental protection, land and water use, and coastal zone management, then the Secretary of Transportation shall grant the license on the condition that the proposal is made consistent with such state programs. Governors may, in their discretion, also reject proposed Deepwater Ports on other grounds.

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

     FEDERAL OIL AND GAS LEASES. The Company's operations conducted on offshore oil and gas leases under the OCSLA must be conducted in accordance with permits issued by the MMS and are subject to a number of other regulatory restrictions similar to those imposed by the states.

     With respect to any Company operations conducted on offshore federal leases liability may generally be imposed under OCSLA for costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties. Under certain circumstances, including but not limited to conditions deemed a threat or harm to the environment, the MMS may also require any Company operations on federal leases to be suspended or terminated in the affected area. Furthermore, the MMS generally requires that offshore facilities be dismantled and removed within one year after production ceases or the lease expires. However, on July 7, 2000, the MMS published proposed rules under which offshore structures may be left in place, subject to EPA approval. See "Oil and Gas Exploration and Production Activities - The Buccaneer Field."

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

ITEM 2.  PROPERTIES

     Information appearing in Item 1 describing the Company's oil and gas properties under the caption "Business and Properties" is incorporated herein by reference.

     The Company leases its executive offices in Houston, Texas, under an operating lease expiring December 31, 2006. The Company also leases under an operating lease, its division office in New Orleans, Louisiana. The lease has been extended from April 30, 2000 to April 30, 2002. The Company's aggregate annual lease payment obligations under these leases are $190,211.

ITEM 3.  LEGAL PROCEEDINGS

     On May 8, 2000, American Resources, a 75% owned subsidiary of the Company, and its former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS AND HOWARD ENERGY MARKETING, L.L.C. V. AMERICAN RESOURCES OFFSHORE, INC. ET AL (Case No H-02-1371). The lawsuit alleges, among other things, that H&N Gas was defrauded by American Resources in connection with natural gas purchase options and natural gas price swap contracts entered into from February 1998 through September 1999. H&N alleges unlawful collusion between American Resources' prior management and the then president of H&N, Richard Hale ("Hale"), to the detriment of H&N. H&N generally alleges that Hale directed H&N Gas to purchase illusory options from American Resources that bore no relation to any physical gas business and that American Resources did not have the financial resources and/or sufficient quantity of natural gas to perform. H&N further alleges that American Resources and H&N colluded with respect to swap transactions that were designed to benefit American Resources at the expense of H&N Gas. H&N Gas is seeking approximately $5.65 million in actual damages, treble damages, punitive damages, prejudgment interest and attorneys' fees. American Resources intends to vigorously defend this claim

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades in the over-the-counter market and is quoted on the NASDAQ Small Cap Market under the symbol "BDCO". As of November 8, 2000, there were an estimated 325 stockholders of record and the Company estimates there are more than 1,000 beneficial owners of its common stock. NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the high and low sales price for the common stock as reported on NASDAQ.

                                                      SALES
                                                -----------------
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

     RECENT SALES OF UNREGISTERED SECURITIES. During the year ended December 31, 1999, Directors, Officers and other employees exercised options to purchase 32,004 shares of common stock. The sale of shares was privately made to Directors, Officers and other employees pursuant to the Company's 1985 and 1996 Stock Option Plans, at exercise prices between $2.7885 and $4.383 per share. The Company relied on an exemption under Section 4(2) of the Securities Act of 1933 in effecting these transactions.

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

                                                                 YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------------------
                                      1999               1998               1997           1996            1995
                                 -----------------------------------------------------------------------------------

Operating Revenues ...........   $  2,757,056       $  3,558,773       $  4,982,606   $  4,128,568    $  5,123,053

Income (loss) from
Continuing operations ........   $ (2,086,511)      $ (9,059,979)(4)   $    983,095   $     92,302    $  7,355,686(2)
Income (loss) from
  Continuing operations
  per Common Share(1)(3) .....   $      (0.43)      $      (2.02)      $        .22   $       (.06)   $       3.04

Weighted average number of
  Common Shares outstanding(3)      4,837,504          4,492,344          4,462,072      3,107,026       2,323,433

Income (loss) from continuing
  Operations per diluted
  Common Share (1)(3) ........   $      (0.43)      $      (2.02)      $        .22   $       (.06)   $       1.77

Weighted average number of
  Common Shares and dilutive
  Potential Common Shares
  Outstanding(3) .............      4,837,504          4,492,344          4,531,208      3,107,026       4,139,037

Net Income (loss) ............   $ (2,086,511)(5)   $ (9,059,979)(4)   $    983,095   $     92,302    $  7,355,686(2)

Working Capital ..............   $     93,231       $    310,543       $  1,856,333   $    917,113    $  1,207,640

Total Assets .................   $ 21,538,216       $ 14,867,216       $ 24,644,387   $ 23,428,426    $ 23,278,615

 Long-term debt ..............           --         $  2,060,600       $  2,060,600   $  2,060,600    $     10,000

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Consolidated Financial Statements included in Item 8 and incorporated herein by reference, and Item 1. Business and Properties.

FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes our financial position at December 31, 1999 and 1998 (amounts in thousands):

                                  DECEMBER 31, 1999  DECEMBER 31, 1998
                                  -----------------  -----------------
                                   AMOUNT      %      AMOUNT     %
                                   ------   ------    ------   ------
     Working Capital ...........       93     --         311        2
     Property and equipment, net   15,195       82     8,627       63
     Other noncurrent assets ...    3,317       18     4,718       35
                                   ------   ------    ------   ------

     Total .....................   18,604      100    13,656      100
                                   ======   ======    ======   ======

     Long-term debt ............     --       --       2,061       15
     Minority Interest .........      958        5      --       --
     Shareholders' equity ......   17,646       95    11,595       85
                                   ------   ------    ------   ------

     Total .....................   18,604      100    13,656      100
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

     Cash flow used in investing activities in 1999 primarily included capital expenditures for the 50% ownership interest in the Black Marlin Pipeline of $2.7 million and the 75% ownership interest in American Resources of $4.5 million (see Note 12 in Item 8. Financial Statements). Cash flow used in investing activities in 1998 included the unreimbursed costs of the oil and gas prospect generation program of $.7 million and development costs of Petroport of $.8 million. Cash flow used in investing activities in 1997 primarily included plugging and abandonment costs of a well in the Buccaneer Field of $.6 million and funds escrowed for future abandonment costs of $400,000.

     Cash flow provided by financing activities in 1999 consisted of net proceeds from a private placement of common stock of $6.2 million and debt of $1.0 million. The Company expects to continue to seek external financing to meet its liquidity requirements. Cash flow provided by funding activities in 1998 and 1997 were minimal.

     The Company issued three convertible promissory notes in 2000 totaling $1.0 million; two in the principal amount of $200,000 each on May 25, 2000 and July 6, 2000, issued to Ivar Siem, Chairman of the Company, and one in the principal amount of $0.6 million on November 30, 2000, issued to TI A/S, beneficially controlled by Ivar Siem. These convertible promissory notes are due March 31, 2001, bear interest at the rate of 10% per annum and are convertible into common stock at the rate of $6.00 per share.

      The Company entered into an agreement with Fidelity Oil to manage their interest in the properties acquired from American Resources for $40,000 per month. This amount is intended to reimburse the Company for its cost of services provided. As of September 30, 2000 the Company has received $360,000 in management fees pursuant to this agreement. The agreement expires in December 2000 and provides for continuation thereafter on a year to year basis unless terminated by either party or extended by Fidelity Oil. Fidelity Oil has notified the Company that it is electing to continue the agreement on a month to month basis, and has indicated that it may terminate this agreement at January 31, 2001. The Company is presently discussing extending this agreement beyond January 31, 2001 with Fidelity Oil, however there can be no assurance that the Company will be able to reach an agreement with Fidelity Oil for the extension of this agreement beyond January 31, 2001.

       In order to provide funding for the acquisition of American Resources in December 1999, the Company arranged a private placement of 701,820 shares of common stock and conversion of principal and accrued interest on promissory notes into 314,898 shares of common stock. Two members and one former member of the board of directors participated in this private placement. Daniel B. Porter, a former director of the Company, (i) paid $100,000 for 16,667 shares of common stock and (ii) paid $325 and tendered a note and accrued interest totaling $99,875 for an additional 16,700 shares. Additionally, Harris A. Kaffie, a director of the company, paid $149 and tendered a note and accrued interest totaling $187,651 for 31,300 shares of common stock and Ivar Siem, Chairman of the Board of Directors, paid $281 and tendered a note and accrued interest totaling $27,919 for 4,700 shares. (See Notes 5 and 7 in Item 8, Financial Statements and Supplementary Data). The Company also issued a $1.0 million convertible promissory note to Harris A. Kaffie, a director of the Company. The note originally due June 1, 2000, has been extended to March 31, 2001, bears interest at 10% per annum and can be converted into common stock at $6.00 per share. The Company believes that if the $1.0 million convertible promissory note is not converted, the amount due will be refinanced.

     In June 1999, the Company received $1.96 million through a private placement of 392,000 shares of its common stock, $.01 par value per share, at $5.00 per share. The proceeds were used to replenish working capital.

     The Company maintains a $10.0 million reducing revolving credit facility with Bank One, Texas, N.A. (the "Loan Agreement"). The Loan Agreement expires on December 31, 2000, when the outstanding balance, if any, is due and payable. The facility is available for the acquisition of oil and gas reserve based assets and working capital. The maximum amount the Company has been able to borrow under the Loan Agreement was $6.5 million. In January 2000, the Company paid the $80,000 outstanding balance under the Loan Agreement and its borrowing capacity under the Loan Agreement was adjusted to $0. At September 30, 2000 the Company did not have an outstanding balance under the Loan Agreement.

     The bank redetermines the borrowing base semi-annually based on its valuation of the Company's oil and gas properties and pipeline contracts. Accordingly, the bank may increase the borrowing base under the Loan Agreement to $10.0 million, the maximum amount the Company could borrow under the Loan Agreement, or some lesser amount based upon the bank's valuation of these assets. Until the bank increases the borrowing base of the Loan Agreement, the Company will not be able to use the Loan Agreement as a resource for capital. Presently, the Company is negotiating with Bank One to increase the borrowing base of the Loan Agreement. There can be no assurance that the bank will increase the amount of the Company's borrowing base under the Loan Agreement.

     The Loan Agreement includes certain restrictive covenants that are applicable if any amounts are outstanding under the agreement, including restrictions on the Company's ability to pay dividends on its capital stock and the maintenance of certain financial ratios. Among the various financial covenants the Company must comply with, it must maintain (i) a total tangible net worth of $10.25 million, (ii) a debt coverage ratio of not less than 1.2 to 1 calculated on a rolling four-quarter basis and (iii) a current ratio (as defined in the Loan Agreement) of at least 1 to 1. The Company expects to renegotiate the terms of the Loan Agreement including, but not limited to, the borrowing capacity and restrictive covenants or enter into a credit agreement with another financial institution. There can be no assurance that the Company will be able to renegotiate the terms of the Loan Agreement or enter into a new credit agreement with commercially reasonable terms.

     In July 2000, the Company executed an agreement to provide transportation services for Vastar Resources in High Island Block A-5 offshore Texas in the Gulf of Mexico. To accommodate this production, the Company agreed to construct a 3.4 mile 12" diameter pipeline from the production platform in High Island A-5 to the Black Marlin Pipeline. The cost to construct the pipeline was $2.0 million, $1.0 million net to the Company's 50% interest in the pipeline. The pipeline was completed in September 2000. Full operations are expected to commence in December 2000. The Company financed this pipeline with the convertible promissory notes issued in 2000.

      In July 2000, production from the only producing well in the Buccaneer Field, the A-12 well, ceased due to down-hole mechanical problems. The Company retained an outside consultant to advise it concerning the best method to restore production from the well. Among the various alternatives being considered were: drilling a new vertical well; sidetracking; conducting a workover; drilling a new horizontal well; and sidetracking the A-12 well horizontally. The consultant concluded that the drilling of a new well, estimated to cost $2.8 million, was the best technical solution to restoring production because of the age and condition of the A-12 well bore. Based on his opinion that the most likely rate that the new well could be expected to produce at was 1,000 Mcf per day and that a positive discounted cash flow from the well could not be achieved unless a daily production rate of 1,500 Mcf per day or more was experienced, the consultant recommended that the Company should not drill the new well. Furthermore, the consultant advised the Company that he did not feel that the possible returns from the new well justified the risks involved and recommended the abandonment of the Buccaneer Field. Based on this recommendation the Company chose not to attempt to restore production to the A-12 well or redrill.

      In early October 2000, as a result of a routine inspection by the MMS of the two major platform complexes in the field, the MMS dictated that certain repairs to the platforms must be made before the Company could resume operating activities in the Buccaneer Field. The Company estimates the cost of these required, unplanned repairs to be in excess of $1.0 million. The Company estimates that if it had chosen to pursue restoration of production in the field the actual infrastructure cost to do so would have been $2.6 million, including an estimated $.6 million to repair one of the platform complexes. Thus, the cost to reestablish production would have increased to an estimated $5.4 million, consisting of $2.6 million in front-end infrastructure costs and $2.8 million in drilling costs. Instead of making this expenditure and thereafter continue to incur ongoing operating costs, the Company elected to abandon the Buccaneer Field.

      The Company has reached a tentative agreement, with a third party to plug and abandon the wells and remove certain of its facilities located in the Buccaneer Field. The third party would plug and abandon the remaining ten wells in the Buccaneer Field and remove the platform and attached quarters platform in Galveston Area Block 288. An affiliate of the third party would lease and refurbish the remaining platform and attached quarters platform in Galveston Area Block 296 to handle production from an adjacent lease that it intends to acquire. The Company currently provides operating services to the owner of this lease pursuant to an operating agreement, however this agreement will terminate when the company leases the Galveston Block 296 platform. Plugging and abandonment of the Buccaneer Field wells is expected to begin as soon as the agreement is completed. This agreement is subject to MMS approval and the third party closing its agreement to acquire the adjacent lease. Presently it is estimated that the plugging and abandonment costs will be $1.0 million. The removal of the Galveston Area Block 288 platform facilities is expected to begin in the first half of 2001, at an estimated cost of $2.0 million. The provision for future abandonment costs associated with the Galveston Block 296 platform facilities is $2.3 million.

     The Company will partially finance the well plugging and abandonment and the removal of the Galveston Area Block 288 platform facilities totaling $3.0 million, by using its sinking fund for abandonment obligations of approximately $1.47 million. The Company expects to finance the remaining expenses through the sale of assets and/or the private placement of debt or equity securities.

     In July 2000, the Company acquired an 83.3% ownership interest in an 8-inch, 12.78-mile pipeline from Walter Oil and Gas Corp. for approximately $224,077. The pipeline extends from Galveston Area Block 350 to an interconnect to another pipeline in Galveston Area Block 391, approximately 14 miles south of the Company's Blue Dolphin Pipeline. The pipeline currently transports nominal volumes of gas, but the Company believes it is well positioned to attract future discoveries in the area.

     In June 1999, the Company removed an inactive satellite platform in the Buccaneer Field at a cost of approximately $345,000. The Company's annual abandonment escrow fund payment of $250,000 that was due in June 1999 was waived pursuant to a verbal agreement with the MMS as a result of the removal of the inactive satellite platform.

     The reserves and future net revenues presented in Item 1 "Business - Oil and Gas Exploration and Production Activities," reflect capital expenditures totaling $1,416,323, $570,139, $404,430, $178,350 and $43,300 in the years ending December 31, 2000, 2001, 2002, 2003 and 2004, respectively. Management will continue to evaluate its capital expenditure program based on, among other things, field reservoir performance, availability and cost of drilling and workover equipment, and demand and prices obtainable for the Company's production, as well as availability of capital resources. There can be no assurance that reserves will be developed as currently planned.

     In 1999 the Company placed a 50% interest in the prospect generation program, whereby in exchange for certain participation rights, the participant funds $100,000 per month for the costs associated with the program. Program costs will be reimbursed to the Company as prospects are developed and leases acquired. A portion of the reimbursed costs will be paid to the Company's existing program participant based on the level of interest it retains in each prospect. During 1999, the Company sold one prospect and retained a reversionary interest in the prospect. The available interests in the prospect inventory are for sale on an individual prospect basis. The Company believes that it will reach a formal agreement with its existing program participant to continue funding the prospect generation program through at least December 2000. A well is currently being drilled on a prospect the Company previously sold in which it has retained a reversionary interest. The Company had previously entered into a multi-year 3-D seismic data acquisition and licensing agreement, whereby a minimum of $1.5 million was committed over a 5 year period that ended July 31, 1999 to acquire 3-D seismic data. The final commitment under the agreement, $450,000, was paid in July 1999.

      In April 2000, the Company amended its prospect generation program agreement with Fidelity Oil, whereby in exchange for certain participation rights of up to 100%, Fidelity Oil will fund $1.06 million of the costs associated with the program during 2000. Fidelity Oil will also reimburse the Company for seismic data acquired. The available interest in the prospect inventory developed in the program are for sale on an individual prospect basis. Fidelity Oil notified the Company that they will withdraw from the prospect generation program after December 31, 2000. If funding from another company is not arranged, the Company may terminate its prospect generation program.

     In November 1999, the Company and WBI Holdings formed New Avoca Gas Storage LLC, 25% owned and managed by the Company and 75% owned by WBI, and acquired the Avoca gas storage assets for $400,000 ($100,000 net to the Company's interest) from Northeastern Gas Caverns ("Northeastern"). Additionally, a contingent payment of $0.5 million ($125,000 net to the Company's interest) was due to Northeastern on May 22, 2000. New Avoca made a payment of $50,000 and extended the remaining $450,000 payment to August 22, 2000. In August 2000, Northeastern extended the contingent payment until October 2000 in exchange for increasing the contingent payment by $10,000 to $460,000. The contingent payment would be excused, and the $40,000 net payment made would be refunded, if Northeastern successfully settles a claim associated with Avoca Gas Storage, Inc. (the original owner of the Avoca gas storage assets). In October 2000, Northeastern received a payment on its claim and refunded the $40,000 previously paid by New Avoca. New Avoca can elect to liquidate the project at any time.

     New Avoca completed an analysis of the project. Based on this analysis and recent technological advances, New Avoca believes the disposal wells will be capable of handling the more moderate rates of brine injection expected to be produced under its proposed construction schedule. In October 2000, New Avoca commenced testing of the disposal wells to determine the rate that these wells will accept brine. Based on the results of the tests, New Avoca expects to make a decision to either proceed with or liquidate the project. If liquidated, the Company believes that it can recover its investment in this project. If the decision is made to proceed with the project, New Avoca estimates that it will take between one and one-half to two years to begin operations at partial capacity, and three to four years for the facility to operate at full capacity. However, until the Company has reviewed and analyzed the results from the tests of the disposal wells it will be unable to establish a definitive schedule or accurately estimate the costs to complete this project.

     Although the borrowing base under the Loan Agreement is presently $0, the Company believes that it has, or can obtain, adequate capital to continue to meet its anticipated capital requirements. In the past, the Company's capital requirements have been financed by the disposition of certain assets, for example interests in its pipelines, by borrowings under the Loan Agreement, private placements of its equity and debt securities and investments by its directors. However, there can be no assurance that the Company will be able to continue to obtain financing from these sources or sell assets on commercially reasonable terms. The Company's inability to finance its capital requirements may adversely affect its results of operations, timing for major pipeline expansions, growth in oil and gas prospect generation activities, developmental midstream projects and other projects.

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

     REVENUE FROM OIL AND GAS SALES AND OPERATING FEES. Oil and gas sales and operating fees increased by $111,511 or 15% in 1999 to $881,340 from 1998. The acquisition of American Resources in December 1999 provided revenues of $307,195, partially offset by a reduction in Buccaneer Field revenues of $195,684 or 25%. Although commodity prices in general increased during 1999, gas sales from the Buccaneer Field were based on a fixed price of $2.08 per MMBtu through September 1999. Since October 1999, the price received for Buccaneer Field gas production has been based on the current monthly market price.

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

     LEASE OPERATING EXPENSES. Lease operating expenses increased by $254,450 or 30% in 1999 to $1,100,549 from 1998. The increase was due primarily to costs of approximately $187,738 associated with repairs made to the offshore platforms in the Buccaneer Field in 1999 and approximately $66,712 associated with the American Resources properties that were acquired in December 1999.

     DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense increased by $194,304 or 48% in 1999 to $595,286 from 1998. The increase was due to the acquisition of the Black Marlin System in March 1999, resulting in depreciation of approximately $199,017, and American Resources in December 1999, resulting in depletion of approximately $124,562. These increases were partially offset by a reduction in depletion due to lower production volumes from the Buccaneer Field of approximately $92,475, and the sale of a one-sixth interest in the Blue Dolphin System in March 1999, resulting in a $36,800 reduction in depreciation.

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

     REVENUE FROM OIL AND GAS SALES AND OPERATING FEES. Revenues from oil and gas sales and operating fees for 1998 decreased $50,184 or 6% to $769,829 from 1997. The reduction in oil and gas sales is attributable to normal production declines from the Buccaneer Field.

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

     IMPAIRMENT OF OIL AND GAS PROPERTIES. Under the full cost accounting rules, the Company reviews the carrying value of its proved oil and gas properties quarterly. Under these rules capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices in effect at the end of the period and require a write-down if the "ceiling" is exceeded. At December 31, 1998, the Company recorded a non-cash impairment charge of $12,011,544, reflecting the write down of its oil and gas properties and certain exploration activity costs. The non-cash impairment of oil and gas properties resulted from a 15% decrease in the price of gas and a 35% decrease in the price of oil used to value the Company's reserves from the prior period, as well as changes to the Company's development plans, whereby development of the Buccaneer Field reserves have been delayed.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements:                                     PAGE
                                                                            ----

         Independent Auditors' Report....................................     32

         Consolidated Balance Sheets, at December 31, 1999 and 1998......     34

         Consolidated Statements of Operations, for the years
              ended December 31, 1999, 1998, and 1997....................     36

         Consolidated Statements of Stockholders' Equity, for the
              years ended December 31, 1999, 1998, and 1997..............     37

         Consolidated Statements of Cash Flows, for the years
              ended December 31, 1999, 1998, and 1997....................     38

         Notes to Consolidated Financial Statements......................     40

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

                                                         /s/ Ernst & Young LLP
New Orleans, Louisiana
March 10, 2000

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998


                         ASSETS                          1999           1998
                                                      -----------    -----------

Current assets:
   Cash and cash equivalents .....................    $ 1,166,730        593,509
   Trade accounts receivable .....................      1,542,328        771,268
   Prepaid expenses and other assets .............        318,139        157,588
                                                      -----------    -----------

           Total current assets ..................      3,027,197      1,522,365
                                                      -----------    -----------

Property and equipment, at cost:
   Oil and gas properties, including $950,813
   and $227,286 of unproved leasehold cost at
   December 31, 1999 and 1998, respectively
   (full-cost method) ............................     26,474,957     21,210,806
   Onshore separation and handling facilities ....      1,583,610      2,106,189
   Land ..........................................        930,500      1,133,333
   Pipelines .....................................      3,653,397      1,320,063
   Other property and equipment ..................        431,294        343,220
                                                      -----------    -----------

                                                       33,073,758     26,113,611
   Less accumulated depletion, depreciation,
     amortization and impairment .................     17,879,183     17,486,651
                                                      -----------    -----------

                                                       15,194,575      8,626,960

Deferred federal income tax ......................        244,444      2,010,060
Acquisition and development costs - Petroport ....      1,741,823      1,576,391
Escrow fund ......................................      1,168,564      1,107,573
Other assets .....................................        161,613         23,867
                                                      -----------    -----------

                                                      $21,538,216     14,867,216
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           December 31, 1999 and 1998

      LIABILITIES AND STOCKHOLDERS' EQUITY             1999            1998
                                                   ------------    ------------
Current liabilities:
    Trade accounts payable and accrued expenses    $  1,347,944         892,190
    Current portion of long term debt ..........        319,045         200,000
    Note payable - related party ...............      1,000,000            --
    Accrued expenses and other liabilities .....        266,977         119,632
                                                   ------------    ------------

           Total current liabilities ...........      2,933,966       1,211,822
                                                   ------------    ------------

Long-term debt .................................           --         2,060,600
                                                   ------------    ------------

           Total long-term liabilities .........           --         2,060,600
                                                   ------------    ------------

Minority interest ..............................        958,521            --
                                                   ------------    ------------

Stockholders' equity:
    Common stock, $.01 par value, 10,000,000
     shares authorized at December 31, 1999
     and 1998, 5,950,879 shares issued and
     outstanding at December 31, 1999;
     4,504,627 shares issued and outstanding
     at December 31, 1998 ......................         59,509          45,046
    Additional paid-in capital .................     25,823,817      17,700,833
    Accumulated (deficit) ......................     (8,237,597)     (6,151,085)
                                                   ------------    ------------

           Total stockholders' equity ..........     17,645,729      11,594,794


                                                   $ 21,538,216      14,867,216
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997


                                                                                 1999               1998               1997
                                                                            ---------------    ---------------    ---------------
Revenue from operations:
   Pipeline operations ..................................................   $     1,875,716          2,788,944          4,162,593
   Oil and gas sales ....................................................           567,103            412,753            415,081
   Operating fees .......................................................           314,237            357,076            404,932
                                                                            ---------------    ---------------    ---------------

         Revenue from operations ........................................         2,757,056          3,558,773          4,982,606
                                                                            ---------------    ---------------    ---------------

Cost of operations:
   Pipeline operating expenses ..........................................         1,102,998            884,052            891,157
   Lease operating expenses .............................................         1,100,549            846,099            875,571
   Impairment of oil and gas properties .................................              --           12,011,544               --
   Depletion, depreciation and amortization .............................           595,286            400,982            372,252
   General and administrative expenses ..................................         2,061,805          1,466,738          1,357,771
                                                                            ---------------    ---------------    ---------------

         Cost of operations .............................................         4,860,638         15,609,415          3,496,751
                                                                            ---------------    ---------------    ---------------

         Income (loss) from operations ..................................        (2,103,582)       (12,050,642)         1,485,855

Other income (expense):
   Interest expense .....................................................          (238,322)          (215,141)          (218,955)
   Gain on sale of assets ...............................................         2,052,920               --                 --
   Interest and other income ............................................            80,722            105,994            262,426
                                                                            ---------------    ---------------    ---------------

         Income (loss) before income taxes ..............................          (208,262)       (12,159,789)         1,529,326

Minority interest .......................................................              (882)              --                 --

Income tax benefit (expense) ............................................        (1,797,033)         3,099,810           (546,231)
                                                                            ---------------    ---------------    ---------------

         Income (loss) before cumulative effect of a ....................        (2,006,177)        (9,059,979)           983,095
         change in an accounting principle

Change in accounting principal (net of $41,480 income tax) ..............           (80,334)              --                 --
                                                                            ---------------    ---------------    ---------------


         Net income (loss) ..............................................   $    (2,086,511)        (9,059,979)           983,095
                                                                            ===============    ===============    ===============

Earnings per common share-basic
    Income before accounting change .....................................   $         (0.41)             (2.02)              0.22
    Cumulative effect of a change in accounting principle ...............             (0.02)              --                 --
                                                                            ---------------    ---------------    ---------------
    Net income ..........................................................   $         (0.43)             (2.02)              0.22
                                                                            ===============    ===============    ===============

Earnings per common share-diluted
    Income before accounting change .....................................   $         (0.41)             (2.02)              0.22
    Cumulative effect of a change in accounting principle ...............             (0.02)              --                 --
                                                                            ---------------    ---------------    ---------------
    Net income ..........................................................   $         (0.43)             (2.02)              0.22
                                                                            ===============    ===============    ===============


Weighted average number of common shares
   outstanding and dilutive potential common shares:
   Basic ................................................................         4,837,504          4,492,344          4,462,072
                                                                            ===============    ===============    ===============

   Diluted ..............................................................         4,837,504          4,492,344          4,531,208
                                                                            ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998, and 1997

                                                                                ADDITIONAL                              TOTAL
                                                               COMMON            PAID-IN           ACCUMULATED       STOCKHOLDERS'
                                                                STOCK            CAPITAL            (DEFICIT)           EQUITY
                                                           ---------------    ---------------    ---------------    ---------------
Balance at December 31, 1996 ...........................   $        44,513         17,630,265          1,925,799         19,600,577
                                                           ---------------    ---------------    ---------------    ---------------

    Exercise of 51,340 stock options ...................               513            159,574               --              160,087
    Cancellation of 10,768 shares of stock .............              (108)          (110,324)              --             (110,432)
    Other ..............................................              --              (10,000)              --              (10,000)
    Net income .........................................              --                 --              983,095            983,095
                                                           ---------------    ---------------    ---------------    ---------------

Balance at December 31, 1997 ...........................            44,918         17,669,515          2,908,894         20,623,327
                                                           ---------------    ---------------    ---------------    ---------------

    Exercise of 12,780 stock options ...................               128             35,509               --               35,637
    Other ..............................................              --               (4,191)              --               (4,191)
    Net loss ...........................................              --                 --           (9,059,979)        (9,059,979)
                                                           ---------------    ---------------    ---------------    ---------------

Balance at December 31, 1998 ...........................            45,046         17,700,833         (6,151,085)        11,594,794
                                                           ---------------    ---------------    ---------------    ---------------

    Exercise of 32,004 stock options ...................               320            115,073               --              115,393
    Cancellation of 14,470 shares of stock .............              (145)           (85,010)              --              (85,155)
    Issuance of  shares to 401K plan ...................               200             59,800               --               60,000
    Private placements .................................            10,939          6,159,980               --            6,170,919
    Notes and accrued interest
              tendered for stock .......................             3,149          1,886,241               --            1,889,390
    Other ..............................................              --              (13,100)                (1)           (13,101)
    Net loss ...........................................              --                 --           (2,086,511)        (2,086,511)
                                                           ---------------    ---------------    ---------------    ---------------

Balance at December 31, 1999 ...........................   $        59,509         25,823,817         (8,237,597)        17,645,729
                                                           ===============    ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998, and 1997

                                                                                   1999               1998                1997
                                                                              ---------------    ---------------    ---------------

Operating activities:
      Net income (loss) ...................................................   $    (2,086,511)        (9,059,979)           983,095
      Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depletion, depreciation and amortization .........................           595,286            400,982            372,252
         Minority interest ................................................               882               --                 --
         Deferred income taxes ............................................         1,765,616         (3,113,980)           469,965
         Change in accounting principle ...................................           121,814               --                 --
         Gain on sale of property and equipment ...........................        (2,052,910)              --                 --
         Impairment of oil and gas properties .............................              --           12,011,544               --
         Changes in operating assets and liabilities:
           (Increase) decrease in trade accounts receivable ...............          (771,060)            90,472           (117,457)
           (Increase) decrease in prepaid
              expenses and other assets ...................................          (298,298)           (62,750)             3,962
           (Decrease) increase in trade accounts payable,
              accrued interest and other liabilities ......................         1,638,573            130,282           (276,754)
                                                                              ---------------    ---------------    ---------------

                 Net cash provided by (used in)
                 operating activities .....................................        (1,086,608)           396,571          1,435,063
                                                                              ---------------    ---------------    ---------------

Investing activities:
      Oil and gas prospect generation costs ...............................        (1,268,098)          (737,868)          (500,460)
      Reimbursement of oil and gas prospect generation costs ..............         1,292,125
      Proceeds from sales of oil and gas prospect leases ..................              --                 --            1,018,289
      Exploration and development costs ...................................              --             (100,051)              --
      Purchases of property and equipment .................................       (10,290,563)          (354,821)          (299,551)
      Net proceeds from sale of assets ....................................         5,513,423               --                 --
      Development costs - Petroport .......................................          (299,426)          (822,086)          (185,641)
      Reduction of escrowed abandonment fund ..............................              --              593,830               --
      Abandonment of oil and gas properties ...............................          (344,698)              --             (570,115)
      Funds escrowed for abandonment costs ................................           (60,991)          (369,806)          (388,269)
                                                                              ---------------    ---------------    ---------------

                 Net cash used in
                   investing activities ...................................        (5,458,228)        (1,790,802)          (925,747)
                                                                              ---------------    ---------------    ---------------

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998, and 1997

                                                                                    1999               1998               1997
                                                                               ---------------    ---------------    ---------------

Financing activities:
      Proceeds from borrowings, Bank .......................................           200,000            200,000               --
      Proceeds from borrowings, Director ...................................         1,000,000
      Payments on borrowings, Bank .........................................          (330,000)              --                 --
      Net proceeds from private placement ..................................         6,170,919
      Net proceeds from the exercise of stock and stock options ............            77,138             31,446             39,655
                                                                               ---------------    ---------------    ---------------

                 Net cash provided by
                   financing activities ....................................         7,118,057            231,446             39,655
                                                                               ---------------    ---------------    ---------------

                 Increase (decrease) in cash ...............................           573,221         (1,162,785)           548,971

Cash and cash equivalents at beginning of year .............................           593,509          1,756,294          1,207,323
                                                                               ---------------    ---------------    ---------------

Cash and cash equivalents at end of year ...................................   $     1,166,730            593,509          1,756,294
                                                                               ===============    ===============    ===============

Supplementary cash flow information:
      Interest paid ........................................................   $       326,819            214,926            113,000
                                                                               ===============    ===============    ===============

      Income taxes (received) paid .........................................   $        12,620            (93,264)            70,881
                                                                               ===============    ===============    ===============

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

      At December 31, 1999, oil and gas properties included $950,813 of unproved leasehold costs that are not being amortized. These costs will begin to be amortized when they are evaluated and proved reserves are discovered, impairment is indicated or when the lease term expires. Unproved leasehold costs consist of interests in state and federal leases located in the Gulf of Mexico with expiration dates ranging from November 2000 to November 2004. In order to retain the leases after the primary term, they must be producing or development operations must be in progress. The leases have primary terms of 5 years. Development of these leases is dependent upon the other owners of the leases to initiate a plan of development.

      The Company capitalizes interest on expenditures made in connection with significant exploration and production projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest has been capitalized for the periods reflected herein.

                                       41
                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      PIPELINES AND FACILITIES

      Pipelines and facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 10-25 years. Provision for the estimated cost of pipeline and facilities abandonment, net of salvage value, is computed on a straight line basis over the estimated useful life of such assets and is included in DD&A.

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

      ABANDONMENT

      A provision for the abandonment, dismantlement and site remediation of offshore production platforms and existing wells is made using the unit-of-production method applied to estimates based on current costs. A provision for pipeline and pipeline facilities abandonment costs is also provided using the straight-line method over the estimated useful lives of the pipeline and pipeline facilities. These provisions are included in accumulated depletion, depreciation, amortization and impairment, and are undiscounted. The Company previously recorded its provision for abandonment as a non-current liability. Aggregate abandonment liability is estimated to be approximately $3,960,000 at December 31, 1999 and 1998.

      NEW AVOCA

      The Company records its investment in New Avoca using the equity method of accounting. Under the equity method, investments are recorded at cost plus the Company's equity in undistributed earnings and losses after acquisition.

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

      OPERATION OF OIL AND GAS PROPERTIES

      The Company operates, for a monthly fee, oil and gas properties in which it does not own an interest. Revenues and costs from these activities are included in operating fees and lease operating expenses, respectively. Operating fees received related to properties in which the Company owns an interest are netted against the appropriate operating costs in the Statement of Operations. Fees received in excess of costs incurred are reflected as a reduction of the full cost pool.

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


 (10) BUSINESS SEGMENT INFORMATION

      The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations,

                                       56
                                                                     (Continued)

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      which includes mid steam projects. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 1999, 1998, and 1997 is as follow:

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

      Per discussion with the Securities and Exchange Commission, proved reserves previously reported at December 31, 1999 have been revised to eliminate proved undeveloped reserves attributable to the Buccaneer Field, before income taxes. This revision has eliminated 76,074 barrels of oil and 13,123,893 Mcf of natural gas thereby decreasing the standardized measure of discounted future net cash inflow by $1,734,603.

      At December 31, 1999, the Buccaneer Field accounted for 59% of the Company's discounted future net cash flows from proved reserves.

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

                                       59
                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

      Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and natural gas reserves for the periods indicated, as estimated by the Company (Buccaneer Field), Netherland Sewell & Associates Inc. (ARO) and Ryder Scott Company (ARO). All of the Company's reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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
                                                        OIL             GAS
      QUANTITY OF OIL AND GAS RESERVES                 (BBLS)          (MCF)
      --------------------------------               -----------    -----------
        Total proved reserves at December 31, 1995       202,166     33,097,136
                                                     -----------    -----------
        Revisions to previous estimates ..........        (6,477)      (201,823)
        Production ...............................        (1,887)      (180,269)
                                                     -----------    -----------
        Total proved reserves at December 31, 1996       193,802     32,715,044
                                                     -----------    -----------
        Revisions to previous estimates ..........        (8,500)    (1,125,504)
        Production ...............................        (1,156)      (176,986)
                                                     -----------    -----------
        Total proved reserves at December 31, 1997       184,146     31,412,554
                                                     ===========    ===========
        Revisions to previous estimates ..........         6,743        (40,387)
        Production ...............................        (1,628)      (177,260)
                                                     -----------    -----------
        Total proved reserves at December 31, 1998       189,261     31,194,907
                                                     ===========    ===========
        Acquisitions .............................       150,012      4,419,130
        Revisions to previous estimates ..........       (76,711)   (13,226,766)
        Production ...............................        (6,338)      (169,329)
                                                     -----------    -----------
      Total proved reserves at December 31, 1999 .       256,224     22,217,942
                                                     ===========    ===========

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

CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES

      The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of the dates indicated:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
       Unproved properties and prospect generation
         costs not being amortized ............... $    950,813         227,286

       Proved properties being amortized .........   25,524,144      20,983,520
       Less accumulated depletion, depreciation,
         amortization and impairment .............  (16,129,385)    (15,957,436)
                                                   ------------    ------------
              Net capitalized costs .............. $ 10,345,572       5,253,370
                                                   ============    ============

      At December 31, 1998 the Company recorded an impairment charge on its oil and gas properties and certain exploration activity costs of $12,011,544, resulting from lower oil and gas prices and changes to its development plans, whereby development of oil and gas properties have been deferred.

      The Company previously reported its provision for abandonment as a liability separately on the balance sheet. The Company has reclassified the accrued abandonment liability to be reflected as a component of accumulated depletion, depreciation and amortization.

                                       61
                                                                     (Continued)

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
                                       ==========   ==========   ==========


      STANDARDIZED MEASURE OF DISCOUNTED
      FUTURE NET CASH FLOWS

      The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of:

                                                         DECEMBER 31,
                                                 ----------------------------
                                                     1999            1998
                                                 ------------    ------------
         Future cash inflows .................   $ 54,304,207      60,296,555
         Future development costs ............     (5,208,880)     (9,782,601)
         Future production costs .............    (15,655,715)    (25,093,865)
                                                 ------------    ------------
         Future net cash inflows
            before income taxes ..............     33,439,612      25,420,089
         Future income taxes .................       (195,748)       (213,271)
                                                 ------------    ------------
         Future net cash flows ...............     33,243,864      25,206,818
         10% discount factor .................    (18,340,109)    (19,235,787)
                                                 ------------    ------------
            Standardized measure of discounted
               future net cash inflow ........   $ 14,903,755       5,971,031
                                                 ============    ============

                                       62
                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The Company cautions readers that the standardized measure information which places a value on proved reserves is not indicative of either fair market value or present value of future cash flows. Other logical assumptions could have been used for this computation which would likely have resulted in significantly different amounts. Such information is disclosed solely in accordance with Statement 69 and the requirements promulgated by the SEC to provide readers with a common base for use in preparing their own estimates of future cash flows and for comparing reserves among companies. Management of the Company does not rely on these computations when making investment and operating decision. Principal changes in the STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS attributable to the Company's proved oil and gas reserves for the periods indicated are as follows:

                                       63
                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                          1999            1998            1997
                                                      ------------    ------------    ------------
      Sales and transfers, net of production costs*   $    555,450         433,346         489,564
      Acquisitions of reserves ....................      4,335,908            --              --
      Net change in estimated future development
        costs .....................................      2,523,249          18,918         165,389
      Net change in income taxes ..................         17,523       5,322,055         267,388
      Revisions in previous quantity estimates ....     (9,433,590)             34        (996,557)
      Net changes in sales and transfer prices,
        net of production costs ...................      9,503,801     (10,944,737)       (548,223)
      Accretion of discount .......................        618,430       2,277,393       2,432,226
      Change in production rates (timing)
        and other .................................        811,953      (7,835,514)     (3,090,710)
                                                      ------------    ------------    ------------
            Net change ............................   $  8,932,724     (10,728,505)     (1,280,923)
                                                      ============    ============    ============

         *23% of the Company's estimated proved oil reserves and 7% of its estimated proved gas reserves were being produced at December 31, 1999.

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

                                       64
                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1.   Financial Statements

              The following financial statements and the Reports of Independent Public Accountants are filed as a part of this report on the pages indicated:

                                                                            PAGE
              Consolidated Balance Sheets, at December 31, 1999
                and 1998...............................................      34

              Consolidated Statements of Operations, for the
                years ended December 31, 1999, 1998, and 1997..........      36

              Consolidated Statements of Stockholders' Equity, for the
                years ended December 31, 1999, 1998, and 1997..........      37

              Consolidated Statements of Cash Flows, for the
                years ended December 31, 1999, 1998, and 1997..........      38

              Notes to Consolidated Financial Statements...............      40

      (a)   2.    Exhibits

    NO.            DESCRIPTION
   ----            -----------
    3.1  (1)  Certificate of Incorporation of the Company.

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

                                      BLUE DOLPHIN ENERGY COMPANY
                                      (Registrant)


                                      By: /s/ MICHAEL J. JACOBSON
                                          ----------------------------
                                          Michael J. Jacobson, President
                                          (principal executive officer)

                                      Date:  December 4, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                          DATE

/s/ MICHAEL J. JACOBSON         President (principal          December 4, 2000
-------------------------       executive officer)
    Michael J. Jacobson


/s/ G. BRIAN LLOYD              Vice President, Treasurer     December 4, 2000
-------------------------       (principal accounting and
    G. Brian Lloyd              financial officer)


/s/ IVAR SIEM                   Chairman                      December 4, 2000
-------------------------
    Ivar Siem

/s/ HARRIS A. KAFFIE            Director                      December 4, 2000
-------------------------
    Harris A. Kaffie

/s/ ROBERT L. BARBANELL         Director                      December 4, 2000
-------------------------
    Robert L. Barbanell


/s/ MICHAEL S. CHADWICK         Director                      December 4, 2000
-------------------------
    Michael S. Chadwick