Form 10-Q/A
period 2000-09-30
BLUE DOLPHIN ENERGY CO
filed 2000-12-05
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended:          SEPTEMBER 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ............ to .............

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

  6,037,770 SHARES, PAR VALUE $.01 PER SHARE, OUTSTANDING AT NOVEMBER 24, 2000

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                                    2000                 1999
                                                                                               ---------------      ---------------
                                                                                                 (UNAUDITED)
                             ASSETS
Current Assets:
   Cash ..................................................................................     $     1,871,282      $     1,166,730
   Trade accounts receivable .............................................................           2,176,399            1,542,328
   Funds Escrowed for abandonment ........................................................           1,466,857                 --
   Prepaid expenses ......................................................................             931,878              318,139
                                                                                               ---------------      ---------------
          Total Current Assets ...........................................................           6,446,416            3,027,197

Property and Equipment, at cost, using full cost
    method for oil and gas properties ....................................................          34,331,212           32,143,258
Accumulated depletion, depreciation
    and amortization .....................................................................         (29,931,631)         (17,879,183)
                                                                                               ---------------      ---------------
                                                                                                     4,399,581           14,264,075

Land .....................................................................................             930,500              930,500
Acquisition and development costs - Petroport ............................................           1,871,543            1,741,823
Other Assets .............................................................................             498,793            1,574,621
                                                                                               ---------------      ---------------

          Total Assets ...................................................................     $    14,146,833      $    21,538,216
                                                                                               ===============      ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .................................................     $     3,650,044      $     1,614,921
   Current portion of long term-debt .....................................................             218,412              319,045
   Notes payable - related parties .......................................................           1,400,000            1,000,000
                                                                                               ---------------      ---------------
         Total Current Liabilities .......................................................           5,268,456            2,933,966

Minority interest ........................................................................           1,177,744              958,521

Common Stock .............................................................................              59,749               59,509
Additional Paid-in Capital ...............................................................          25,784,758           25,823,817
Accumulated (Deficit) ....................................................................         (18,143,874)          (8,237,597)
                                                                                               ---------------      ---------------

          Total Liabilities and
          Stockholders' Equity ...........................................................     $    14,146,833      $    21,538,216
                                                                                               ===============      ===============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                                          THREE MONTHS
                                                                                                       ENDED SEPTEMBER 30,
                                                                                               ------------------------------------
                                                                                                    2000                 1999
                                                                                               ---------------      ---------------
Revenue from operations:
    Pipeline operations ..................................................................     $       657,020      $       513,942
    Oil and gas sales ....................................................................           1,633,118               33,720
    Operating  fees ......................................................................              77,924               83,831
                                                                                               ---------------      ---------------
                    REVENUE FROM OPERATIONS ..............................................           2,368,062              631,493

Cost of operations:
    Pipeline operating expenses ..........................................................             247,481              285,386
    Lease operating expenses .............................................................             352,605              333,272
    Depletion, depreciation, and amortization ............................................             530,921              108,986
    Impairment of oil and gas properties .................................................          10,654,976                 --
    General and administrative ...........................................................             512,418              497,116
                                                                                               ---------------      ---------------
                    COST OF OPERATIONS ...................................................          12,298,401            1,224,760
                                                                                               ---------------      ---------------

                    LOSS FROM OPERATIONS .................................................          (9,930,339)            (593,267)

Other income (expense):
    Interest and other expense ...........................................................             (54,824)             (64,580)
    Interest and other income ............................................................              27,154               15,008
                                                                                               ---------------      ---------------

                    LOSS BEFORE INCOME TAXES .............................................          (9,958,009)            (642,839)

Minority interest ........................................................................            (151,576)                --

Provision for income taxes ...............................................................                --                213,806
                                                                                               ---------------      ---------------

Net loss .................................................................................     $   (10,109,585)     $      (429,033)
                                                                                               ===============      ===============

Loss per share-basic .....................................................................     $         (1.69)     $         (0.09)
                                                                                               ===============      ===============
Loss per share-diluted ...................................................................     $         (1.69)     $         (0.09)
                                                                                               ===============      ===============

Weighted average number of common shares outstanding
  and dilutive potential common shares:
    Basic ................................................................................           5,964,521            4,921,028
                                                                                               ===============      ===============
    Diluted ..............................................................................           5,964,521            5,019,727
                                                                                               ===============      ===============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                                           NINE MONTHS
                                                                                                        ENDED SEPTEMBER 30,
                                                                                                ---------------     ---------------
                                                                                                     2000                1999
                                                                                                ---------------     ---------------
Revenue from operations:
    Pipeline operations ....................................................................    $     1,716,102     $     1,393,880
    Oil and gas sales ......................................................................          3,810,333             191,948
    Operating  fees ........................................................................            234,338             234,346
                                                                                                ---------------     ---------------
                    REVENUE FROM OPERATIONS ................................................          5,760,773           1,820,174

Cost of operations:
    Pipeline operating expenses ............................................................            753,726             777,705
    Lease operating expenses ...............................................................            951,068             857,685
    Depletion, depreciation, and amortization ..............................................          1,441,694             355,946
    Impairment of oil and gas properties ...................................................         10,654,976                --
    General and administrative .............................................................          1,583,151           1,486,258
                                                                                                ---------------     ---------------
                    COST OF OPERATIONS .....................................................         15,384,615           3,477,594
                                                                                                ---------------     ---------------

                    LOSS FROM OPERATIONS ...................................................         (9,623,842)         (1,657,420)

Other income (expense):

    Interest and other expense .............................................................           (140,405)           (181,834)
    Gain on sale of assets .................................................................               --             2,052,920
    Interest and other income ..............................................................             77,418              15,106
                                                                                                ---------------     ---------------

                    INCOME (LOSS) BEFORE INCOME TAXES
                    AND CUMULATIVE EFFECT OF A
                    CHANGE IN AN ACCOUNTING PRINCIPLE ......................................         (9,686,829)            228,772

Minority interest ..........................................................................           (219,223)               --

Provision for income taxes .................................................................               --               (67,503)
                                                                                                ---------------     ---------------

                    INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
                    CHANGE IN AN ACCOUNTING PRINCIPLE ......................................         (9,906,052)            161,269

Cumulative effect at January 1, 1999 of a change in accounting principle
for start up costs, net of income tax benefit of $41,480 ...................................               --               (80,334)
                                                                                                ---------------     ---------------

Net income (loss) ..........................................................................    $    (9,906,052)    $        80,935
                                                                                                ===============     ===============

Earnings per common share-basic
    Income before accounting change ........................................................    $         (1.66)    $          0.03
    Cumulative effect of a change in accounting principle ..................................               --                 (0.01)
                                                                                                ---------------     ---------------
    Net income .............................................................................    $         (1.66)    $          0.02
                                                                                                ===============     ===============

Earnings per common share-diluted
    Income before accounting change ........................................................    $         (1.66)    $          0.03
    Cumulative effect of a change in accounting principle ..................................               --                 (0.01)
                                                                                                ---------------     ---------------
    Net income .............................................................................    $         (1.66)    $          0.02
                                                                                                ===============     ===============

Weighted average number of common shares outstanding
      and dilutive potential common shares:
    Basic ..................................................................................          5,955,645           4,694,895
                                                                                                ===============     ===============
    Diluted ................................................................................          5,955,645           4,793,594
                                                                                                ===============     ===============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                                                NINE MONTHS
                                                                                                            ENDED SEPTEMBER 30,
                                                                                                       ----------------------------
                                                                                                           2000            1999
                                                                                                       ------------    ------------
OPERATING ACTIVITIES
    Net income (loss) ..............................................................................   $ (9,906,052)   $     80,935
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization ............................................      1,441,694         345,408
               Deferred income taxes ...............................................................           --            35,644
               Change in accounting principle ......................................................           --           121,814
               Impairment of oil and gas properties ................................................     10,654,976            --
               Gain on sale of assets ..............................................................           --        (2,052,920)
               Changes in operating assets and liabilities:
                    Decrease (increase) in trade accounts receivable ...............................       (634,071)       (197,715)
                    (Increase) in prepaid expenses .................................................       (613,739)           (682)
                    Increase in minority interest, accounts payable and other current liabilities ..      2,254,121         411,636
                                                                                                       ------------    ------------
                                          NET CASH PROVIDED BY (USED IN)
                                          OPERATING ACTIVITIES .....................................      3,196,929      (1,255,880)

INVESTING ACTIVITIES
    Oil and gas prospect generation costs ..........................................................       (811,555)     (1,426,529)
    Reimbursement of oil and gas prospect generation costs .........................................        811,555         794,393
    Purchases of property and equipment ............................................................     (1,254,952)     (5,564,068)
    Net proceeds from sale of assets ...............................................................        144,999       5,570,287
    Development costs - oil and gas properties .....................................................     (1,113,088)           --
    Development costs - Petroport ..................................................................       (138,855)       (245,881)
    Development costs - New Avoca ..................................................................        (60,475)           --
    Funds escrowed for abandonment costs ...........................................................       (298,293)           --
    (Increase) decrease in other assets ............................................................        (32,261)         89,193
                                                                                                       ------------    ------------
                                          NET CASH (USED IN)
                                          INVESTING ACTIVITIES .....................................     (2,752,925)       (782,605)

FINANCING ACTIVITIES
    Net proceeds from borrowings ...................................................................        400,000         200,000
    Net proceeds from the sale of stock ............................................................         85,117       1,960,000
    Payments on borrowings .........................................................................       (100,633)       (150,000)
    Other ..........................................................................................       (123,936)         50,834
                                                                                                       ------------    ------------
                                          NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES .....................................        260,548       2,060,834

                                          INCREASE  IN CASH ........................................        704,552          22,349

CASH AT BEGINNING OF YEAR ..........................................................................      1,166,730         593,509
                                                                                                       ------------    ------------

CASH AT SEPTEMBER 30 ...............................................................................   $  1,871,282    $    615,858
                                                                                                       ============    ============

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid ..................................................................................   $     75,062    $    178,872
                                                                                                       ============    ============

    Income taxes paid ..............................................................................   $      8,430    $     12,620
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

Buccaneer Field oil and gas sales, operating fees and associated lease operating expenses for the nine months ended September 30, 2000 and 1999, are as follows:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

                                                        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Oil and gas sales ..............................        287,496         191,948
Operating fees .................................        234,338         234,346
Lease operating expenses .......................       (454,207)       (857,685)
                                                   ------------    ------------
                                                         67,627        (431,391)
                                                   ============    ============

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

     NET OIL              NET GAS             FUTURE      DISCOUNTED FUTURE
    RESERVES             RESERVES          NET REVENUES     NET REVENUES
(THOUSAND BARRELS)  (MILLION CUBIC FEET)      ($000)           ($000)
------------------  --------------------  -------------   -----------------
       111                17,869             $25,726           $8,890

2. NOTES - RELATED PARTIES

In December 1999, the Company issued a $1,000,000 convertible promissory note to Harris A. Kaffie, a director of the Company. This convertible promissory note originally due June 1, 2000 has been extended to March 31, 2001, bears interest at 10% per annum, and is convertible into common stock at $6.00 per share

The Company issued three convertible promissory notes in 2000 totaling $1,000,000; two in the principal amount of $200,000 each on May 25, 2000 and July 6, 2000, issued to Ivar Siem, Chairman of the Company, and one in the principal amount of $600,000 on November 30, 2000, issued to TI A/S, beneficially controlled by Ivar Siem. These convertible promissory notes are due March 31, 2001, bear interest at the rate of 10% per annum and are convertible into common stock at the rate of $6.00 per share.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

The following table provides a reconciliation between basic and diluted earnings per share:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                      COMMON SHARES
                                                                       OUTSTANDING
                                                                       AND DILUTIVE            PER
                                                 NET INCOME             POTENTIAL             SHARE
                                                   (LOSS)             COMMON SHARES           AMOUNT
                                             ------------------    ------------------   ------------------
Nine Months ended September 30, 2000
    Basic earnings per share .............   $       (9,906,052)            5,955,645   $            (1.66)
                                             ------------------    ------------------   ------------------
    Diluted earnings per share ...........   $       (9,906,052)            5,955,645   $            (1.66)
                                             ==================    ==================   ==================

Nine Months ended September 30, 1999
    Basic earnings per share .............   $           80,935             4,694,895   $             0.02
    Effect of dilutive stock
        options ..........................                 --                  98,699                 --
                                             ------------------    ------------------   ------------------
    Diluted earnings per share ...........   $           80,935             4,793,594   $             0.02
                                             ==================    ==================   ==================

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

                                                                                                                   STANDARDIZED
                                                                                                                      MEASURE
                                                                         OIL                     GAS            OF DISCOUNTED FUTURE
                                                                        (BBLS)                  (MCF)              NET CASH FLOWS
                                                                   ------------------     ------------------     ------------------
Total Proved Reserves .........................................               332,298             35,341,835     $    16,138,356.00
Less:
     Buccaneer Field Proved
          Undeveloped Reserves ................................               (76,074)           (13,123,893)    $    (1,234,603.00)
                                                                   ------------------     ------------------     ------------------

Total Restated Proved
     Reserves .................................................               256,224             22,217,942     $    14,903,753.00
                                                                   ------------------     ------------------     ------------------

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

                                                                                                                       DEPLETION,
                                                                                                     OPERATING        DEPRECIATION,
                                                                                    INTERSEGMENT      INCOME        AMORTIZATION AND
                                                                     REVENUES         REVENUES       (LOSS)(1)       IMPAIRMENT (2)
                                                                    -----------     ------------    -----------     ----------------
Nine months ended  September 30, 2000:
      Oil and gas exploration and
           production and operating fees .......................    $ 4,049,171            4,500     (9,410,110)          11,806,953
      Pipeline operations ......................................      1,729,102           13,000        408,648              267,272
      Other ....................................................        (17,500)                       (622,380)              22,445
                                                                    -----------                     -----------     ----------------
      Consolidated .............................................      5,760,773             --       (9,623,842)          12,096,670
      Other expense ............................................                                        (62,987)
                                                                                                    -----------
      Loss before income taxes .................................                                     (9,686,829)

Nine months ended September 30, 1999:
      Oil and gas exploration and
         production and operating fees .........................    $   430,794            4,500       (699,509)              71,684
      Pipeline operations ......................................      1,404,817           10,937       (213,273)             272,065
      Other ....................................................        (15,437)                       (744,638)              12,197
                                                                    -----------                     -----------     ----------------
      Consolidated .............................................      1,820,174             --       (1,657,420)             355,946
      Other income .............................................                                      1,886,192
                                                                                                    -----------
      Income before income taxes ...............................                                        228,772

Three months ended September 30, 2000:
      Oil and gas exploration and
        production and operating fees ..........................    $ 1,712,542            1,500     (9,967,164)          11,087,298
      Pipeline operations ......................................        658,765            1,745        228,218               90,819
      Other ....................................................         (3,245)                       (191,393)               7,780
                                                                    -----------                     -----------     ----------------
      Consolidated .............................................      2,368,062             --       (9,930,339)          11,185,897
      Other expense ............................................                                        (27,670)
                                                                                                    -----------
      Loss before income taxes .................................                                     (9,958,009)

Three months ended September 30, 1999:
      Oil and gas exploration and
         production and operating fees .........................    $   120,551            3,000       (312,228)              14,836
      Pipeline operations ......................................        516,042            2,100        (50,052)              84,754
      Other ....................................................         (5,100)                       (230,987)               9,396
                                                                    -----------                     -----------     ----------------
      Consolidated .............................................        631,493             --         (593,267)             108,986
      Other expense ............................................                                        (49,572)
                                                                                                    -----------
      Loss before income taxes .................................                                       (642,839)

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

     In connection with the acquisition of a majority interest in American Resources the Company entered into an agreement with Fidelity Oil to manage their interest in the properties acquired from American Resources for $40,000 per month. This amount is intended to reimburse the Company for its cost of services provided. The agreement expires in December 2000 and provides for continuation thereafter on a year to year basis unless terminated by either party. Fidelity Oil has modified the agreement providing for continuation on a month to month basis.

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

The Company has exploration and development opportunities associated with its offshore properties owned through American Resources. The Company will evaluate each of the exploration and development opportunities and its available capital resources to determine whether to participate, sell its interest or sell a portion of its interest and use the proceeds to participate at a reduced interest. As of September 30, 2000, American Resources had expended approximately $1.8 million on exploration in its leases in Brazos Areas 542 and 577, High Island Area Block 37, South Timbalier Area Block 148, West Cameron Area Blocks 172 and 368 and Ship Shoal Area Block 97, of which $1.1 million has been recorded in Property and Equipment and $0.7 million is included in prepaid expenses as of September 30, 2000. These expenditures were funded by working capital generated by American Resources. The Company expects to spend an additional $0.3 million during the remainder of 2000 on exploration and development opportunities.

In April 2000, the Company amended its prospect generation program agreement with Fidelity Oil, whereby in exchange for certain participation rights of up to 100%, Fidelity Oil will fund $1,060,000 of the costs associated with the program during 2000. Fidelity Oil will also reimburse the Company for seismic data acquired. The available interests in the prospect inventory developed in the program are for sale on an individual prospect basis. Fidelity Oil notified the Company that it will not participate in the prospect generation program after December 31, 2000. If funding from another company is not arranged, the Company may terminate its prospect generation program.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In July 2000, the Company reached an agreement to provide transportation services for Vastar Resources, Inc. in High Island Area Block A-5 offshore Texas in the Gulf of Mexico. To accommodate this production, the Company agreed to construct a 3.4 mile 12" diameter pipeline from the production platform in High Island Area Block A-5 to the Black Marlin Pipeline. The cost to construct the pipeline was $2.0 million, $1.0 million net to the Company's 50% interest in the pipeline. The pipeline was completed with minimal production from High Island Area Block A-5 commencing in September 2000. Full operations are expected to commence in December 2000. The Company financed this pipeline by issuing a $600,00 convertible promissory note (see footnote 2).

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

General and administrative expenses for the current period increased $96,893, primarily due to the acquisition of American Resources in December 1999, resulting in additional costs of $554,408. The increase in expenses was offset by reimbursements of $360,000 associated with proceeds received pursuant to the Management Services Agreement between the Company and Fidelity Oil, whereby the

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Company manages Fidelity Oil's interest in the oil and gas assets it acquired from American Resources in December 1999. Additionally current period general and administrative expenses of Blue Dolphin Energy was reduced $97,515 from that of the previous period.

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

                                    By:  BLUE DOLPHIN ENERGY COMPANY

Date:    December 4, 2000           /s/ MICHAEL J. JACOBSON
                                    ------------------------------------
                                    Michael J. Jacobson
                                    President and Chief Executive Officer

                                    /s/ G. BRIAN LLOYD
                                    ------------------------------------
                                    G. Brian Lloyd
                                    Vice President, Treasurer

                                    EXHIBITS

EXHIBIT NO.                  DESCRIPTION

   21.1                      Financial Data Schedule