Form 10-K405/A
period 1999-12-31
BLUE DOLPHIN ENERGY CO
filed 2001-01-11
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-3

   [X]        Annual Report Pursuant to Section 13 or 15(d) of the
                             Securities Act of 1934

                   For the fiscal year ended December 31, 1999

                                       or

   [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ________ to ________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value (estimated solely for purposes of this calculation) of the voting stock held by non-affiliates of the registrant as of January 4, 2001, was approximately $12,246,793.

         As of January 4, 2001, there were outstanding 6,045,326 shares of common stock, par value $.01 per share, of the registrant.

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

     American Resources' assets consist of an average 6% non-operated working interest in eight producing properties and one proved undeveloped property along with leasehold interests in 34 additional offshore tracts, all located in the Gulf of Mexico offshore Louisiana and Texas. At closing, all significant liabilities of American Resources were settled and substantially all stock options and warrants were cancelled. The American Resources properties represent 41% of the discounted present value of estimated future net revenues from Proved Reserves of the Company as of December 31, 1999. Sales of production from the American Resources properties accounted for 52% of oil and gas sales revenues and 10% of total revenues of the Company for the year ended December 31, 1999.

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

     In October 2000, the MMS notified the Company that they required additional security to ensure that its abandonment obligations associated with the Buccaneer Field will be met. The Company has escrowed approximately $1.49 million for abandonment costs and provided $1.3 million in surety bonds. At the request of the MMS, the Company has delivered an additional $2.9 million in surety bonds and used the escrowed funds as collateral for the surety bonds.

     In addition to conducting traditional oil and gas production operations for itself, the Company operates and maintains oil and gas production facilities for third party producers who also utilize the Blue Dolphin System for gathering and transportation of their production. The Company had a contract with Apache Corporation to provide operation and maintenance services that terminated in December 2000. During 1999, approximately 11% of the Company's revenues were attributable to its contract with Apache Corporation.

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

      In 1999 the Company placed a 50% interest in the program with Fidelity Oil, whereby in exchange for certain participation rights, Fidelity Oil funds $100,000 per month for the costs associated with the program. Program costs will be reimbursed to the Company as prospects are developed and leases acquired. A portion of the reimbursed costs will be paid to Fidelity Oil based on the level of interest it retains in each prospect. The available 50% interest in the generated prospects is for sale on an individual prospect basis. In April 2000, the Company amended the agreement with Fidelity Oil in its prospect generation program, whereby in exchange for certain participation rights of up to 100%, Fidelity Oil will fund, on a monthly basis, an aggregate of up to $1,060,000 of the costs associated with the program during 2000. As of December 31, 2000 Fidelity Oil had paid $1,069,888 of these costs. Fidelity Oil will also reimburse the Company for the expenses it incurs acquiring seismic data. The available interests in the prospect inventory are for sale on an individual prospect basis.

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

                           PROVED RESERVES INFORMATION
                             AS OF DECEMBER 31, 1999

                                                NET OIL    NET GAS       FUTURE      DISCOUNTED FUTURE
                                                RESERVES   RESERVES   NET REVENUES   NET REVENUES (3)
                                                  (MB)      (MMCF)       ($000)           ($000)
                                                --------   --------   ------------   ----------------
Total Proved: (1)
      ARO (4) ...............................        145      4,349   $      7,714   $          6,101
      Buccaneer Field .......................        111     17,869   $     25,726   $          8,891
                                                --------   --------   ------------   ----------------
      TOTAL PROVED RESERVES .................        256     22,218   $     33,440   $         14,992
                                                ========   ========   ============   ================
Total Proved Developed Reserves: (2)
       ARO (4) ..............................         95      2,531   $      5,078   $          4,155
       Buccaneer Field ......................        111     17,869   $     25,726   $          8,891
                                                --------   --------   ------------   ----------------
       TOTAL PROVED DEVELOPED
           RESERVES .........................        206     20,400   $     30,804   $         13,046
                                                ========   ========   ============   ================

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

     The reserves and future net revenues summarized above reflect capital expenditures totaling $1,416,323, $570,139, $404,430, $178,350 and $43,300 in
the years ending December 31, 2000, 2001, 2002, 2003 and 2004, respectively. Management will continue to evaluate its capital expenditure program based on, among other things, demand and prices obtainable for the Company's production. The availability of capital resources may affect the Company's timing for further development, and there can be no assurance that the timing of the development of such reserves will be as currently planned.

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

                                ACREAGE AND WELLS

                                     PRODUCTIVE WELLS (1)                 DEVELOPED            UNDEVELOPED
                         -----------------------------------------   -------------------   -------------------
                               GROSS                   NET                ACRES (1)             ACRES (1)
                         -------------------   -------------------   -------------------   -------------------
                           OIL        GAS         OIL       GAS        GROSS       NET      GROSS        NET
                         --------   --------   --------   --------   --------   --------   --------   --------
American Resources (2)         17         10       0.73       0.61     45,497      2,820    149,205      8,971
Buccaneer Field ......          0          1          0          1      8,730      8,730      5,930      5,930

Other ................          0          0          0          0          0          0      5,760      1,728
                         --------   --------   --------   --------   --------   --------   --------   --------
                               17         11       0.73       1.61     54,227     11,550    160,895     16,629
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

      PRODUCTION, PRICE AND COST DATA. The following table sets forth the approximate production volumes and revenues, average sales prices and costs (after deduction of royalties and interests of others) with respect to crude oil, condensate, and natural gas attributable to the interest of the Company for each of the periods indicated:

                       NET PRODUCTION, PRICE AND COST DATA

                                             YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                          1999           1998           1997
                                      ------------   ------------   ------------
Gas:
      Production (Mcf) ............        169,329        177,260        176,986
      Revenue .....................   $    393,125   $    391,913   $    393,444
      Average Mcf per Day .........          463.9          485.6          484.9
      Average Sales Price
         Per Mcf ..................   $       2.32   $       2.21   $       2.22

Oil:
      Production (Bbls) ...........          6,338          1,628          1,156
      Revenue .....................   $    151,974   $     20,840   $     21,636
      Average Bbls per day ........           17.4            4.5            3.2
      Average Sales Price
         Per Bbl ..................   $      23.98   $      12.80   $      18.72

Production Costs (1):

            Per Equivalent Mcf (2):   $       4.14   $       3.30   $       4.16


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

      PROVED UNDEVELOPED RESERVES. Reserves that are expected to be recovered from new wells on developed acreage where the subject reserves cannot be recovered without drilling additional wells.

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

ITEM 3.  LEGAL PROCEEDINGS

      On May 8, 2000, American Resources, a 75% owned subsidiary of the Company, and its former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS AND HOWARD ENERGY MARKETING, L.L.C. V. AMERICAN RESOURCES OFFSHORE, INC. ET AL (Case No H-00-1371). The lawsuit alleges, among other things, that H&N Gas ("H&N") was defrauded by American Resources in connection with natural gas purchase options and natural gas price swap contracts entered into from February 1998 through September 1999. H&N alleges unlawful collusion between American Resources' prior management and the then president of H&N, Richard Hale ("Hale"), to the detriment of H&N. H&N generally alleges that Hale directed H&N to purchase illusory options from American Resources that bore no relation to any physical gas business and that American Resources did not have the financial resources and/or sufficient quantity of natural gas to perform. H&N further alleges that American Resources and Hale colluded with respect to swap transactions that were designed to benefit American Resources at the expense of H&N Gas. H&N Gas is seeking approximately $5.65 million in actual damages, treble damages, punitive damages, prejudgment interest and attorneys' fees. American Resources intends to vigorously defend this claim.

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

                                                                SALES
                                                          -----------------
                                                           HIGH        LOW
                                                          ------     ------
         Quarter Ended March 31, 1998 .................   $ 4.50     $ 2.75
         Quarter Ended June 30, 1998 ..................   $ 3.69     $ 3.13
         Quarter Ended September 30, 1998 .............   $ 3.56     $ 2.44
         Quarter Ended December 31, 1998 ..............   $ 3.50     $ 2.63
         Quarter Ended March 31, 1999 .................   $ 4.69     $ 3.13
         Quarter Ended June 30, 1999 ..................   $ 6.00     $ 4.00
         Quarter Ended September 30, 1999 .............   $ 6.88     $ 5.00
         Quarter Ended December 31, 1999 ..............   $ 7.94     $ 5.75

     The Company currently intends to retain earnings for its capital needs and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. Previously, the Company was restricted, pursuant to its loan agreement from paying dividends on the common stock if there was an outstanding balance under the loan agreement. Future policy with respect to dividends will be determined by the Board of Directors based upon the Company's earnings and financial condition, capital requirements and other considerations. The Company is a holding company that conducts substantially all of its operations through its subsidiaries. As a result, the Company's ability to pay dividends on the common stock is dependent on the cash flow of its subsidiaries. The Company has not declared or paid any dividends on the common stock since its incorporation.

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

                                                               YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------------------------
                                   1999               1998               1997           1996            1995
                               ------------       ------------       ------------   ------------    ------------
Operating Revenues .........   $  2,757,056       $  3,558,773       $  4,982,606   $  4,128,568    $  5,123,053

Income (loss) from
Continuing operations ......   $ (2,086,511)      $ (9,059,979)(4)   $    983,095   $     92,302    $  7,355,686(2)

Income (loss) from
  Continuing operations
  per Common Share (1) (3) .   $      (0.43)      $      (2.02)      $        .22   $       (.06)   $       3.04

Weighted average number of
  Common Shares (3) ........      4,837,504          4,492,344          4,462,072      3,107,026       2,323,433

Income (loss) from continuing
  Operations per diluted
  Common Share(1)(3) .......   $      (0.43)      $      (2.02)      $        .22   $       (.06)   $       1.77

Weighted average number of
  Common Shares and dilutive
  Potential Common Shares
  Outstanding (3) ..........      4,837,504          4,492,344          4,531,208      3,107,026       4,139,037


Net Income (loss) ..........   $ (2,086,511)(5)   $ (9,059,979)(4)   $    983,095   $     92,302    $  7,355,686 (2)

Working Capital ............   $     93,231       $    310,543       $  1,856,333   $    917,113    $  1,207,640

Total Assets ...............   $ 21,538,216       $ 14,867,216       $ 24,644,387   $ 23,428,426    $ 23,278,615

Long-term debt .............           --         $  2,060,600       $  2,060,600   $  2,060,600    $     10,000

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

FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes our financial position at December 31, 1999 and 1998 (amounts in thousands):

                                         DECEMBER 31, 1999     DECEMBER 31, 1998
                                         -----------------     -----------------
                                         AMOUNT       %        AMOUNT       %
                                         ------     ------     ------     ------
Working Capital ....................         93       --          311          2
Property and equipment, net ........     15,195         82      8,627         63
Other noncurrent assets ............      3,316         18      4,718         35
                                         ------     ------     ------     ------
Total ..............................     18,604        100     13,656        100
                                         ======     ======     ======     ======
Long-term debt .....................       --         --        2,061         15
Minority Interest ..................        958          5       --         --
Shareholders' equity ...............     17,646         95     11,595         85
                                         ------     ------     ------     ------
Total ..............................     18,604        100     13,656        100
                                         ======     ======     ======     ======

     The significant changes in our financial position from December 31, 1998 to December 31, 1999 are the increase in property and equipment of $7.2 million and the increase in stockholders' equity of $6.1 million. The increase in property and equipment was due to the acquisition of the Black Marlin Pipeline Company and American Resources. The increase in stockholders' equity was due to private placements of common stock, offset in part by the Company's 1999 net loss of $2.1 million.

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

                                                  YEARS ENDING DECEMBER 31
                                               --------------------------------
                                                1999         1998         1997
                                               ------       ------       ------
Net cash provided by (used in):
       Operating activities .............      (1,087)         397        1,435
       Investing activities .............      (5,458)      (1,791)        (926)
       Financing activities .............       7,118          231           40
                                               ------       ------       ------
Net increase (decrease) in cash .........         573       (1,163)         549
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

      The Company entered into an agreement with Fidelity Oil to manage their interest in the properties acquired from American Resources for $40,000 per month. This amount is intended to reimburse the Company for its cost of services provided. As of December 31, 2000 the Company has received $480,000 in management fees pursuant to this agreement. The agreement expires in December 2000 and provides for continuation thereafter on a year to year basis unless terminated by either party or extended by Fidelity Oil. Fidelity Oil has notified the Company that it is electing to continue the agreement on a month to month basis, and has indicated that it may terminate this agreement at January 31, 2001. The Company is presently discussing extending this agreement beyond January 31, 2001 with Fidelity Oil, however there can be no assurance that the Company will be able to reach an agreement with Fidelity Oil for the extension of this agreement beyond January 31, 2001.

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

     The Company maintained a $10.0 million reducing revolving credit facility with Bank One, Texas, N.A. (the "Loan Agreement") that expired on December 31, 2000. The facility was available for the acquisition of oil and gas reserve based assets and working capital. The maximum amount the Company was able to borrow under the Loan Agreement was $6.5 million. In January 2000, the Company paid the $80,000 outstanding balance under the Loan Agreement and its borrowing capacity under the Loan Agreement was adjusted to $0. At December 31, 2000 the Company did not have an outstanding balance under the Loan Agreement.

         The bank redetermined the borrowing base semi-annually based on its valuation of the Company's oil and gas properties and pipeline contracts. Accordingly, the bank could increase the borrowing base under the Loan Agreement to $10.0 million, the maximum amount the Company could borrow under the Loan Agreement, or some lesser amount based upon the bank's valuation of these assets. The Loan Agreement included certain restrictive covenants that are applicable if any amounts were outstanding under the agreement, including restrictions on the Company's ability to pay dividends on its capital stock and the maintenance of certain financial ratios. Certain of the various financial covenants the Company was required to comply with, included maintaining (i) a total tangible net worth of $10.25 million, (ii) a debt coverage ratio of not less than 1.2 to 1 calculated on a rolling four-quarter basis and (iii) a current ratio (as defined in the Loan Agreement) of at least 1 to 1.

     In July 2000, the Company executed an agreement to provide transportation services for Vastar Resources in High Island Block A-5 offshore Texas in the Gulf of Mexico. To accommodate this production, the Company agreed to construct a 3.4 mile 12" diameter pipeline from the production platform in High Island A-5 to the Black Marlin Pipeline. The cost to construct the pipeline was $2.0 million, $1.0 million net to the Company's 50% interest in the pipeline. The pipeline was completed in September 2000. Full operations are expected to commence in February 2001. The Company financed this pipeline with the convertible promissory notes issued in 2000.

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

The Company reached an agreement, with Tetra Applied Technologies, Inc. ("Tetra") to plug and abandon the wells and remove its facilities located in the Buccaneer Field. Tetra will plug and abandon the remaining ten wells in the Buccaneer Field and remove the platforms and attached quarters platforms in Galveston Area Blocks 288 and 296. In addition, Maritech Resources, Inc. ("Maritech") an affiliate of Tetra has purchased an adjacent lease on which the Company provided operation services to Apache Corporation. In December 2000, as a result of the Company's plans to abandon the Buccaneer Field platform facilities, the Company and Maritech terminated the operating agreement. A new platform will be installed to operate and maintain the Blue Dolphin System, as well as handle the production from Maritech's lease. The Blue Dolphin System is currently attached to and operated from the Buccaneer Field platforms. The Company believes that the installation of the new platform is the best alternative to continue to operate and maintain the Blue Dolphin System. The platform is expected to be installed by the end of the first quarter of 2001, at an estimated cost of $1.5 million net to the Company's interest in the Blue Dolphin System. Plugging and abandonment of the Buccaneer Field wells is expected to begin in the first quarter of 2001. It is estimated that the plugging and abandonment costs will be $1.0 million. The removal of the Buccaneer Field platform facilities is expected to begin in the second half of 2001, at an estimated cost of $4.3 million.

     The Company will partially finance the well plugging and abandonment and the removal of the Buccaneer Field platform facilities totaling $5.3 million, by using its sinking fund for abandonment obligations of approximately $1.49 million. The Company expects to finance the remaining expenses, and install a new Blue Dolphin System platform through the sale of assets and/or the private placement of debt or equity securities.

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

     In April 2000, the Company amended its prospect generation program agreement with Fidelity Oil, whereby in exchange for certain participation rights of up to 100%, Fidelity Oil will fund $1.06 million of the costs associated with the program during 2000. Fidelity Oil will also reimburse the Company for seismic data acquired. The available interest in the prospect inventory developed in the program are for sale on an individual prospect basis. Fidelity Oil withdrew from the prospect generation program December 31, 2000. If funding from another company is not arranged, the Company may terminate its prospect generation program.

     In November 1999, the Company and WBI Holdings formed New Avoca , 25% owned and managed by the Company and 75% owned by WBI Holdings, and acquired the Avoca gas storage assets for $400,000 ($100,000 net to the Company's interest) from Northeastern. Additionally, a contingent payment of $0.5 million ($125,000 net to the Company's interest) was due to Northeastern on May 22, 2000. New Avoca made a payment of $50,000 and extended the remaining $450,000 payment to August 22, 2000. In August 2000, Northeastern extended the contingent payment until October 2000 in exchange for increasing the contingent payment by $10,000 to $460,000. The contingent payment would be excused, and the $40,000 net payment made would be refunded, if Northeastern successfully settles a claim associated with Avoca Gas Storage, Inc. (the original owner of the Avoca gas storage assets). In October 2000, Northeastern received a payment on its claim and refunded the $40,000 previously paid by New Avoca. New Avoca can elect to liquidate the project at any time.

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

     Although the Loan Agreement expired in December 2000 and prior to its expiration the borrowing base under the Loan Agreement was $0, the Company believes that it has, or can obtain, adequate capital to continue to meet its anticipated capital requirements. In the past, the Company's capital requirements have been financed by the disposition of certain assets, for example interests in its pipelines, by borrowings under the Loan Agreement, private placements of its equity and debt securities and investments by its directors. However, there can be no assurance that the Company will be able to continue to obtain financing from these sources or sell assets on commercially reasonable terms. The Company's inability to finance its capital requirements may adversely affect its results of operations, timing for major pipeline expansions, growth in oil and gas prospect generation activities, developmental midstream projects and other projects.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements:                                     PAGE
                                                                            ----
         Independent Auditors' Report..................................       32

         Consolidated Balance Sheets, at December 31, 1999 and 1998....       34

         Consolidated Statements of Operations, for the years
              ended December 31, 1999, 1998, and 1997..................       36

         Consolidated Statements of Stockholders' Equity, for the
              years ended December 31, 1999, 1998, and 1997............       37

         Consolidated Statements of Cash Flows, for the years
              ended December 31, 1999, 1998, and 1997..................       38

         Notes to Consolidated Financial Statements....................       40

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

                                                  /s/ Ernst & Young LLP

New Orleans, Louisiana
March 10, 2000

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998


                           ASSETS                        1999           1998
                                                      -----------    -----------
Current assets:
    Cash and cash equivalents ....................    $ 1,166,730        593,509
    Trade accounts receivable ....................      1,542,328        771,268
    Prepaid expenses and other assets ............        318,139        157,588
                                                      -----------    -----------
           Total current assets ..................      3,027,197      1,522,365
                                                      -----------    -----------
Property and equipment, at cost:
    Oil and gas properties, including $950,813
    and $227,286 of unproved leasehold cost at
    December 31, 1999 and 1998, respectively
    (full-cost method) ...........................     26,474,957     21,210,806
    Onshore separation and handling facilities ...      1,583,610      2,106,189
    Land .........................................        930,500      1,133,333
    Pipelines ....................................      3,653,397      1,320,063
    Other property and equipment .................        431,294        343,220
                                                      -----------    -----------
                                                       33,073,758     26,113,611
    Less accumulated depletion, depreciation,
     amortization and impairment .................     17,879,183     17,486,651
                                                      -----------    -----------
                                                       15,194,575      8,626,960

Deferred federal income tax ......................        244,444      2,010,060
Acquisition and development costs - Petroport ....      1,741,823      1,576,391
Escrow fund ......................................      1,168,564      1,107,573
Other assets .....................................        161,613         23,867
                                                      -----------    -----------
                                                      $21,538,216     14,867,216
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           December 31, 1999 and 1998

               LIABILITIES AND STOCKHOLDERS' EQUITY            1999            1998
                                                           ------------    ------------
Current liabilities:
    Trade accounts payable and accrued expenses ........   $  1,347,944         892,190
    Current portion of long term debt ..................        319,045         200,000
    Note payable - related party .......................      1,000,000            --
    Accrued expenses and other liabilities .............        266,977         119,632
                                                           ------------    ------------
           Total current liabilities ...................      2,933,966       1,211,822
                                                           ------------    ------------
Long-term debt .........................................           --         2,060,600
                                                           ------------    ------------
           Total long-term liabilities .................           --         2,060,600
                                                           ------------    ------------
Minority interest ......................................        958,521            --
                                                           ------------    ------------
Stockholders' equity:
    Common stock, $.01 par value, 10,000,000 shares
     authorized at December 31, 1999 and 1998, 5,950,879
     shares issued and outstanding at December 31,
     1999; 4,504,627 shares issued and outstanding
     at December 31, 1998 ..............................         59,509          45,046
    Additional paid-in capital .........................     25,823,817      17,700,833
    Accumulated (deficit) ..............................     (8,237,597)     (6,151,085)
                                                           ------------    ------------
           Total stockholders' equity ..................     17,645,729      11,594,794

                                                           $ 21,538,216      14,867,216
                                                           ============    ============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997

                                                                 1999           1998           1997
                                                             -----------    -----------    -----------
Revenue from operations:
   Pipeline operations ...................................   $ 1,875,716      2,788,944      4,162,593
   Oil and gas sales .....................................       567,103        412,753        415,081
   Operating fees ........................................       314,237        357,076        404,932
                                                             -----------    -----------    -----------
          Revenue from operations ........................     2,757,056      3,558,773      4,982,606
                                                             -----------    -----------    -----------
Cost of operations:
   Pipeline operating expenses ...........................     1,102,998        884,052        891,157
   Lease operating expenses ..............................     1,100,549        846,099        875,571
   Impairment of oil and gas properties ..................          --       12,011,544           --
   Depletion, depreciation and amortization ..............       595,286        400,982        372,252
   General and administrative expenses ...................     2,061,805      1,466,738      1,357,771
                                                             -----------    -----------    -----------
          Cost of operations .............................     4,860,638     15,609,415      3,496,751
                                                             -----------    -----------    -----------
          Income (loss) from operations ..................    (2,103,582)   (12,050,642)     1,485,855

Other income (expense):
   Interest expense ......................................      (238,322)      (215,141)      (218,955)
   Gain on sale of assets ................................     2,052,920           --             --
   Interest and other income .............................        80,722        105,994        262,426
                                                             -----------    -----------    -----------
          Income (loss) before income taxes ..............      (208,262)   (12,159,789)     1,529,326

Minority interest ........................................          (882)          --             --

Income tax benefit (expense) .............................    (1,797,033)     3,099,810       (546,231)
                                                             -----------    -----------    -----------
          Income (loss) before cumulative effect of a ....    (2,006,177)    (9,059,979)       983,095
          change in an accounting principle

Change in accounting principal (net of $41,480 income tax)       (80,334)          --             --
                                                             -----------    -----------    -----------
          Net income (loss) ..............................   $(2,086,511)    (9,059,979)       983,095
                                                             ===========    ===========    ===========
Earnings per common share-basic
    Income before accounting change ......................   $     (0.41)         (2.02)          0.22
    Cumulative effect of a change in accounting principle          (0.02)          --             --
                                                             -----------    -----------    -----------
    Net income ...........................................   $     (0.43)         (2.02)          0.22
                                                             ===========    ===========    ===========
Earnings per common share-diluted
    Income before accounting change ......................   $     (0.41)         (2.02)          0.22
    Cumulative effect of a change in accounting principle          (0.02)          --             --
                                                             -----------    -----------    -----------
    Net income ...........................................   $     (0.43)         (2.02)          0.22
                                                             ===========    ===========    ===========
Weighted average number of common shares
   outstanding and dilutive potential common shares:
   Basic .................................................     4,837,504      4,492,344      4,462,072
                                                             ===========    ===========    ===========
   Diluted ...............................................     4,837,504      4,492,344      4,531,208
                                                             ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998, and 1997

                                                          ADDITIONAL                      TOTAL
                                              COMMON       PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                              STOCK        CAPITAL       (DEFICIT)        EQUITY
                                             --------    -----------    -----------    -------------
Balance at December 31, 1996 .............   $ 44,513     17,630,265      1,925,799       19,600,577
                                             --------    -----------    -----------    -------------
    Exercise of 51,340 stock options .....        513        159,574           --            160,087
    Cancellation of 10,768 shares of stock       (108)      (110,324)          --           (110,432)
    Other ................................       --          (10,000)          --            (10,000)
    Net income ...........................       --             --          983,095          983,095
                                             --------    -----------    -----------    -------------
Balance at December 31, 1997 .............     44,918     17,669,515      2,908,894       20,623,327
                                             --------    -----------    -----------    -------------
    Exercise of 12,780 stock options .....        128         35,509           --             35,637
    Other ................................       --           (4,191)          --             (4,191)
    Net loss .............................       --             --       (9,059,979)      (9,059,979)
                                             --------    -----------    -----------    -------------
Balance at December 31, 1998 .............     45,046     17,700,833     (6,151,085)      11,594,794
                                             --------    -----------    -----------    -------------
    Exercise of 32,004 stock options .....        320        115,073           --            115,393
    Cancellation of 14,470 shares of stock       (145)       (85,010)          --            (85,155)
    Issuance of  shares to 401K plan .....        200         59,800           --             60,000
    Private placements ...................     10,939      6,159,980           --          6,170,919
    Notes and accrued interest
          tendered for stock .............      3,149      1,886,241           --          1,889,390
    Other ................................       --          (13,100)            (1)         (13,101)
    Net loss .............................       --             --       (2,086,511)      (2,086,511)
                                             --------    -----------    -----------    -------------
Balance at December 31, 1999 .............   $ 59,509     25,823,817     (8,237,597)      17,645,729
                                             ========    ===========    ===========    =============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998, and 1997

                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
Operating activities:
      Net income (loss) ....................................   $ (2,086,511)     (9,059,979)        983,095
      Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depletion, depreciation and amortization ..........        595,286         400,982         372,252
         Minority interest .................................            882            --              --
         Deferred income taxes .............................      1,765,616      (3,113,980)        469,965
         Change in accounting principle ....................        121,814            --              --
         Gain on sale of property and equipment ............     (2,052,920)           --              --
         Impairment of oil and gas properties ..............           --        12,011,544            --
         Changes in operating assets and liabilities:
           (Increase) decrease in trade accounts receivable        (771,060)         90,472        (117,457)
           (Increase) decrease in prepaid
              expenses and other assets ....................       (298,298)        (62,750)          3,962
           (Decrease) increase in trade accounts payable,
              accrued interest and other liabilities .......      1,638,583         130,282        (276,754)
                                                               ------------    ------------    ------------
                 Net cash provided by (used in)
                 operating activities ......................     (1,086,608)        396,571       1,435,063
                                                               ------------    ------------    ------------
Investing activities:
      Oil and gas prospect generation costs ................     (1,268,098)       (737,868)       (500,460)
      Reimbursement of oil and gas prospect generation costs      1,292,125
      Proceeds from sales of oil and gas prospect leases ...           --              --         1,018,289
      Exploration and development costs ....................           --          (100,051)           --
      Purchases of property and equipment ..................    (10,290,563)       (354,821)       (299,551)
      Net proceeds from sale of assets .....................      5,513,423            --              --
      Development costs - Petroport ........................       (299,426)       (822,086)       (185,641)
      Reduction of escrowed abandonment fund ...............           --           593,830            --
      Abandonment of oil and gas properties ................       (344,698)           --          (570,115)
      Funds escrowed for abandonment costs .................        (60,991)       (369,806)       (388,269)
                                                               ------------    ------------    ------------
                 Net cash used in
                   investing activities ....................     (5,458,228)     (1,790,802)       (925,747)
                                                               ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998, and 1997

                                                                      1999            1998            1997
                                                                  ------------    ------------    ------------
Financing activities:
      Proceeds from borrowings, Bank ..........................        200,000         200,000            --
      Proceeds from borrowings, Director ......................      1,000,000
      Payments on borrowings, Bank ............................       (330,000)           --              --
      Net proceeds from private placement .....................      6,170,919
      Net proceeds from the exercise of stock and stock options         77,138          31,446          39,655
                                                                  ------------    ------------    ------------
                 Net cash provided by
                   financing activities .......................      7,118,057         231,446          39,655
                                                                  ------------    ------------    ------------
                 Increase (decrease) in cash ..................        573,221      (1,162,785)        548,971

Cash and cash equivalents at beginning of year ................        593,509       1,756,294       1,207,323
                                                                  ------------    ------------    ------------
Cash and cash equivalents at end of year ......................   $  1,166,730         593,509       1,756,294
                                                                  ============    ============    ============
Supplementary cash flow information:
      Interest paid ...........................................   $    326,819         214,926         113,000
                                                                  ============    ============    ============
      Income taxes (received) paid ............................   $     12,620         (93,264)         70,881
                                                                  ============    ============    ============

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

      The following table reflects the depletion expense incurred from oil and gas properties during the periods indicated:

                                                  YEAR ENDED DECEMBER 31,
                                               ---------------------------
                                                 1999      1998      1997
                                               -------   -------   -------
            Depletion expense per Mcf
            equivalent produced ............      0.83      0.77      0.74
                                               =======   =======   =======

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

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table reflects the periods when costs were incurred for unproved leasehold costs:

                                                 YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                           Total      1999      1998      1997
                                          --------  --------  --------  --------
            Property acquisition costs..   800,469   800,469      --        --

            Exploration costs ..........   150,344    57,632    92,712      --
                                          --------  --------  --------  --------
                                           950,813   858,101    92,712      --
                                          ========  ========  ========  ========

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

      The following table provides a reconciliation between basic and diluted earnings (loss) per share:

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       WEIGHTED
                                                       AVERAGE
                                                     COMMON SHARES
                                                     OUTSTANDING
                                                     AND DILUTIVE       PER
                                          NET         POTENTIAL        SHARE
                                         INCOME      COMMON SHARES     AMOUNT
                                       -----------   -------------  -----------
Year ended December 31, 1999
    Basic (loss) per share .........   $(2,086,511)      4,837,504  $     (0.43)
                                       -----------   -------------  -----------
                                                         4,837,504  $     (0.43)
    Diluted (loss) per share .......   $(2,086,511)
                                       ===========   =============  ===========
Year ended December 31, 1998
    Basic (loss) per share .........   $(9,059,979)      4,492,344  $     (2.02)
                                       -----------   -------------  -----------
    Diluted (loss) per share .......   $(9,059,979)      4,492,344  $     (2.02)
                                       ===========   =============  ===========
Year ended December 31, 1997
    Basic earnings per share .......   $   983,095       4,462,072  $      0.22
    Effect of dilutive stock
        Options ....................          --            69,136         --
                                       -----------   -------------  -----------
    Diluted earnings per share .....   $   983,095       4,531,208  $      0.22
                                       ===========   =============  ===========



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

      The following unaudited pro forma information for the years ended December 31, 1999 and 1998, presents a summary of consolidated results of operations as if the acquisition of the 75% ownership interest in ARO made in 1999 had occurred on January 1, 1998 with pro forma adjustments to give effect to depreciation and certain other adjustments together with related income tax effects:

                                                      YEAR ENDED
                                                      DECEMBER 31,
                                               --------------------------
                                                  1999            1998
                                               -----------    -----------
      Revenues .............................   $ 5,726,056    $ 8,995,773

      Net Earnings .........................   $(2,257,225)   $(7,905,549)

      Basic and diluted earnings per share .   $     (0.47)   $     (1.76)


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

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (3)  INCOME TAXES

      Income tax expense for 1999, 1998 and 1997 consists of:
                                   1999           1998           1997
                               -----------    -----------    -----------
      Current:
          Federal ..........   $      --             --           25,466
          State ............          --           14,170         50,800
      Deferred - Federal ...     1,797,033     (3,113,980)       469,965
                               -----------    -----------    -----------
                               $ 1,797,033     (3,099,810)       546,231
                               ===========    ===========    ===========

      The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.

                                                         1999            1998
                                                    ------------   ------------
      Deferred tax assets:
           Accrued abandonment costs ............   $    136,354   $     84,541
      Net operating loss carryforwards ..........      9,800,517      2,685,789
           Alternative minimum tax credit .......        244,444        244,444
           Basis differences in property and
                equipment .......................      1,425,746         29,295
                                                    ------------   ------------
              Total gross deferred tax assets ...     11,607,061      3,044,069
      Deferred tax liabilities:
                State tax .......................        (34,009)       (34,009)
                                                    ------------   ------------
               Total gross deferred tax liability        (34,009)       (34,009)
                                                    ------------   ------------
               Net deferred tax asset (liability)     11,573,052      3,010,060

               Less valuation allowance .........    (11,328,608)    (1,000,000)
                                                    ------------   ------------
               Deferred tax asset (liability) ...   $    244,444   $  2,010,060
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

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The Company's effective tax rate applicable to continuing operations in 1999, 1998 and 1997 differs from the expected tax rate of 34% due to the following:

                                                     1999       1998       1997
                                                   ------     ------     ------
      Expected tax rate ........................      (34%)      (34%)       34%
      State taxes, net of federal benefit ......     --         --            1%
      Expenses not deductible for tax purposes .        2%      --            1%
      Increase in valuation allowance recognized
          in earnings ..........................      893%         8%      --
                                                   ------     ------     ------
      Other ....................................        2%      --         --
                                                   ------     ------     ------
                                                      863%       (26%)       36%
                                                   ======     ======     ======

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

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          EXERCISE
                                                      PRICE PER SHARE
                                                    -------------------
                                         SHARES       FROM        TO
                                        --------    --------   --------
         Balance, December 31, 1997 .    196,016       2.391      4.383
                                        ========    ========   ========

              Expired ...............    (32,005)      4.383      2.789
              Exercised .............    (12,780)      2.789      2.789
                                        --------    --------   --------
         Balance, December 31, 1998 .    151,231       2.789      4.383
                                        ========    ========   ========
                Granted .............     72,100       3.125      5.000
              Expired ...............    (14,223)      4.383      2.789
              Exercised .............    (32,004)      2.789      4.383
                                        --------    --------   --------
         Balance, December 31, 1999 .    177,104       2.789      5.000
                                        ========    ========   ========

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

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                     YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                               1999          1998         1997
                                           -----------   -----------   ---------
      Net income (loss)      As reported   $(2,086,511)  $(9,059,979)  $ 983,095
                             Pro forma      (2,190,033)   (9,172,801)    801,555
      Basic earnings (loss)  As reported         (0.43)        (2.02)       0.22
        per share            Pro forma           (0.45)        (2.04)       0.18
      Diluted earnings       As reported         (0.43)        (2.02)       0.22
        (loss) per share     Pro forma           (0.45)        (2.04)       0.18

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

      On December 1, 1999, the Company issued a $1,000,000 promissory note to a director of the Company. The note is due June 1, 2000 bears interest at 10% per annum, and is convertible into common stock at $6.60 per share. The due date of the note was subsequently extended to March 31, 2001 and is convertible into common stock at $6.00 per share.

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

      The following is a schedule of future minimum lease payments required under noncancelable operating leases at December 31, 1999:

               YEARS ENDING
               DECEMBER 31,
               ------------
                  2000                 $   190,211
                  2001                     198,548
                  2002                     186,498
                  2003                     185,521
                  2004                     195,617
                  Thereafter               391,234
                                       -----------
                                       $ 1,347,629

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


                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (10) BUSINESS SEGMENT INFORMATION

      The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations, which includes mid steam projects. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 1999, 1998, and 1997 is as follow:

                                                                                     OPERATING                         DEPLETION,
                                                                   INTERSEGMENT       INCOME        IDENTIFIABLE    DEPRECIATION AND
                                                    REVENUES         REVENUES        (LOSS)(1)        ASSETS        AMORTIZATION (2)
                                                   -----------     ------------     -----------     ------------    ----------------
Year ended December 31, 1999:
  Oil and gas exploration,
        production and
        operating fees ........................    $   887,340            6,000        (892,032)      12,816,861             212,441
  Pipeline operations
                                                     1,889,837           14,121        (551,339)       7,735,149             345,600
  Other .......................................        (20,121)                        (660,211)         986,206              37,245
                                                   -----------                      -----------     ------------    ----------------
                                                     2,757,056             --        (2,103,582)      21,538,216             595,286
  Other  income ...............................                                       1,895,320
                                                                                    -----------
  Loss before income taxes ....................                                        (208,262)

Year ended December 31, 1998:
  Oil and gas exploration,
        production and
        operating fees ........................    $   777,829            8,000     (12,448,875)       6,869,682             179,384
  Pipeline operations .........................      2,818,921           29,976         739,610        5,912,550             193,086
  Other .......................................        (37,976)                        (341,377)       2,084,984              28,512
                                                   -----------                      -----------     ------------    ----------------
  Consolidated
                                                     3,558,774             --       (12,050,642)      14,867,216             400,982
  Other expense ...............................                                        (109,147)
                                                                                    -----------
  Loss before income taxes ....................                                     (12,159,789)

Year ended December 31, 1997:
  Oil and gas exploration,
        production and
        operating fees ........................    $   828,013            8,000        (384,459)      15,568,782             174,988
  Pipeline operations .........................      4,192,343           29,750       2,308,995        9,048,897             169,873
  Other .......................................        (37,750)                        (458,681)          26,708              27,391
                                                   -----------                      -----------     ------------    ----------------
  Consolidated ................................      4,982,606             --         1,485,855       24,644,387             372,252
  Other income ................................                                          43,471
                                                                                    -----------
  Income before income taxes ..................                                       1,529,326

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

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          OIL AND GAS
                                           SALES AND       PIPELINE
                                         OPERATING FEES   OPERATIONS     TOTAL
                                         --------------   ----------   ---------
   Year ended December 31, 1999:
      Apache Corporation .............   $      295,525      723,437   1,018,962
      The Dow Chemical Company .......          227,778       22,512     250,290

   Year ended December 31, 1998:
      Apache Corporation .............   $      333,787    1,504,375   1,838,162
      The Dow Chemical Company .......          391,913       46,119     438,032
      Burlington Resources ...........             --        429,186     429,186

   Year ended December 31, 1997:
      Apache Corporation .............   $      359,376    1,466,621   1,825,997
      The Coastal Corporation ........           39,905    1,111,885   1,151,790
      Burlington Resources ...........             --        642,492     642,492
      The Dow Chemical Company .......          393,443      114,381     507,824



 (11) SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

      The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (SEC) and SFAS No. 69 DISCLOSURES ABOUT OIL AND GAS PRODUCING Activities (Statement 69).

      Per discussion with the Securities and Exchange Commission, proved reserves previously reported at December 31, 1999 have been revised to eliminate proved undeveloped reserves attributable to the Buccaneer Field, before income taxes. This revision has eliminated 76,074 barrels of oil and 13,123,893 Mcf of natural gas thereby decreasing the standardized measure of discounted future net cash inflow by $1,234,601.

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

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           OIL            GAS
                QUANTITY OF OIL AND GAS RESERVES                          (BBLS)         (MCF)
                                                                       -----------    -----------
                   Total proved reserves at December 31, 1995 ......       202,166     33,097,136
                                                                       -----------    -----------
                   Revisions to previous estimates .................        (6,477)      (201,823)
                   Production ......................................        (1,887)      (180,269)
                                                                       -----------    -----------
                   Total proved reserves at December 31, 1996 ......       193,802     32,715,044
                                                                       -----------    -----------
                   Revisions to previous estimates .................        (8,500)    (1,125,504)
                   Production ......................................        (1,156)      (176,986)
                                                                       -----------    -----------
                   Total proved reserves at December 31, 1997 ......       184,146     31,412,554
                                                                       ===========    ===========
                   Revisions to previous estimates .................         6,743        (40,387)
                   Production ......................................        (1,628)      (177,260)
                                                                       -----------    -----------
                   Total proved reserves at December 31, 1998 ......       189,261     31,194,907
                                                                       ===========    ===========
                   Acquisitions ....................................       150,012      4,419,130
                   Revisions to previous estimates .................       (76,711)   (13,226,766)
                   Production ......................................        (6,338)      (169,329)
                                                                       -----------    -----------
                 Total proved reserves at December 31, 1999 (Restated)     256,224     22,217,942
                                                                       ===========    ===========
                 Proved developed reserves:
                       December 31, 1999 ...........................       205,525     20,400,120
                       December 31, 1998 ...........................       113,183     18,070,961
                       December 31, 1997 ...........................       108,068     18,288,608

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES

      The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of the dates indicated:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
      Unproved properties and prospect generation
          costs not being amortized .............   $    950,813        227,286

      Proved properties being amortized .........     25,524,144     20,983,520
      Less accumulated depletion, depreciation,
          amortization and impairment ...........    (16,129,385)   (15,957,436)
                                                    ------------   ------------
                   Net capitalized costs ........   $ 10,345,572      5,253,370
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

      COSTS INCURRED IN OIL AND
      GAS PRODUCING ACTIVITIES

      The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the periods indicated:

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                DECEMBER 31,
                                   ------------------------------------
                                      1999         1998         1997
                                   ----------   ----------   ----------
      Property acquisition costs   $4,538,939         --        471,861
      Exploration costs ........       57,632      277,501         --
      Development costs ........         --           --         23,685
                                   ----------   ----------   ----------
                                   $4,596,571      277,501      495,546
                                   ==========   ==========   ==========


      STANDARDIZED MEASURE OF DISCOUNTED
      FUTURE NET CASH FLOWS

      The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of:

                                                        DECEMBER 31,
                                                ----------------------------
                                                    1999           1998
                                                ------------    ------------
                                                 (Restated)
      Future cash inflows ...................   $ 54,304,207      60,296,555
      Future development costs ..............     (5,208,880)     (9,782,601)
      Future production costs ...............    (15,655,715)    (25,093,865)
                                                ------------    ------------
      Future net cash inflows
          before income taxes ...............     33,439,612      25,420,089
      Future income taxes ...................       (195,748)       (213,271)
                                                ------------    ------------
      Future net cash flows .................     33,243,864      25,206,818
      10% discount factor ...................    (18,340,109)    (19,235,787)
                                                ------------    ------------
           Standardized measure of discounted
                future net cash inflow ......   $ 14,903,755       5,971,031
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

                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998            1997
                                                      -----------    -----------    -----------
                                                      (Restated)
      Sales and transfers, net of production costs*   $   555,450        433,346        489,564
      Acquisitions of reserves ....................     4,335,908           --             --
      Net change in estimated future development
         costs ....................................     2,523,249         18,918        165,389
      Net change in income taxes ..................        17,523      5,322,055        267,388
      Revisions in previous quantity estimates ....    (9,433,590)            34       (996,557)
      Net changes in sales and transfer prices,
         net of production costs ..................     9,503,801    (10,944,737)      (548,223)
      Accretion of discount .......................       618,430      2,277,393      2,432,226
      Change in production rates (timing)
         and other ................................       811,953     (7,835,514)    (3,090,710)
                                                      -----------    -----------    -----------
                Net change ........................   $ 8,932,724    (10,728,505)    (1,280,923)
                                                      ===========    ===========    ===========

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


                                                                     (Continued)

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1.   Financial Statements

              The following financial statements and the Reports of Independent Public Accountants are filed as a part of this report on the pages indicated:

            PAGE
              Consolidated Balance Sheets, at December 31, 1999
                and 1998................................................      34

              Consolidated Statements of Operations, for the
                years ended December 31, 1999, 1998, and 1997...........      36

              Consolidated Statements of Stockholders' Equity, for the
                years ended December 31, 1999, 1998, and 1997...........      37

              Consolidated Statements of Cash Flows, for the
                years ended December 31, 1999, 1998, and 1997...........      38

              Notes to Consolidated Financial Statements................      40

      (a)   2.    Exhibits

    NO.            DESCRIPTION
    ---            -----------
    3.1  (1)  Certificate of Incorporation of the Company.

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

   10.17 Management Services Agreement by and between Fidelity Oil Holdings, Inc. and Blue Dolphin Exploration Company.

   21.1**     List of Subsidiaries of the Company.

   23.1** Consent of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists.

   23.2**     Consent of Ryder Scott Company, independent petroleum engineers.

   27.1**     Financial Data Schedule.

----------
(1) Incorporated herein by reference to Exhibits filed in connection with Registration Statement on Form S-4 of ZIM Energy Corp. filed under the Securities Act of 1933 (Commission File No. 33-5559).

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

                                      Date:  January 10, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE
Date

/S/ MICHAEL J. JACOBSON           President (principal          January 10, 2001
Michael J. Jacobson               executive officer)


/S/ G. BRIAN LLOYD                Vice President, Treasurer     January 10, 2001
G. Brian Lloyd                    (principal accounting and
                                  financial officer)


/S/ IVAR SIEM                     Chairman                      January 10, 2001
Ivar Siem

/S/ HARRIS A. KAFFIE              Director                      January 10, 2001
Harris A. Kaffie

/S/ ROBERT L. BARBANELL           Director                      January 10, 2001
Robert L. Barbanell


/S/ MICHAEL S. CHADWICK           Director                      January 10, 2001
Michael S. Chadwick