Form 10-Q/A
period 2000-09-30
BLUE DOLPHIN ENERGY CO
filed 2001-01-11
CIK 793306

12

                                     1
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                               FORM 10-Q/A-2

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended:         SEPTEMBER 30, 2000

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________________ to ___________________

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

   6,045,326 SHARES, PAR VALUE $.01 PER SHARE, OUTSTANDING AT JANUARY 4, 2001

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                                 2000               1999
                                                                                             ------------        ------------
                                                                                              (Unaudited)
                                              ASSETS
      Current Assets:
         Cash ........................................................................       $  1,871,282        $  1,166,730
         Trade accounts receivable ...................................................          2,176,399           1,542,328
         Funds Escrowed for abandonment ..............................................          1,466,857                --
         Prepaid expenses ............................................................            931,878             318,139
                                                                                             ------------        ------------
                Total Current Assets .................................................          6,446,416           3,027,197

      Property and Equipment, at cost, using full cost
          method for oil and gas properties ..........................................         34,331,212          32,143,258
      Accumulated depletion, depreciation
          and amortization ...........................................................        (29,931,631)        (17,879,183)
                                                                                             ------------        ------------
                                                                                                4,399,581          14,264,075

      Land ...........................................................................            930,500             930,500
      Acquisition and development costs - Petroport ..................................          1,871,543           1,741,823
      Other Assets ...................................................................            498,793           1,574,621
                                                                                             ------------        ------------
                Total Assets .........................................................       $ 14,146,833        $ 21,538,216
                                                                                             ============        ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities:
         Accounts payable and accrued expenses .......................................       $  3,650,044        $  1,614,921
         Current portion of long term-debt ...........................................            218,412             319,045
         Notes payable - related parties .............................................          1,400,000           1,000,000
                                                                                             ------------        ------------
               Total Current Liabilities .............................................          5,268,456           2,933,966

      Minority interest ..............................................................          1,177,744             958,521

      Common Stock ...................................................................             59,749              59,509
      Additional Paid-in Capital .....................................................         25,784,758          25,823,817
      Accumulated (Deficit) ..........................................................        (18,143,874)         (8,237,597)
                                                                                             ------------        ------------
                Total Liabilities and
                Stockholders' Equity .................................................       $ 14,146,833        $ 21,538,216
                                                                                             ============        ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                                     THREE MONTHS
                                                                                                  ENDED SEPTEMBER 30,
                                                                                         ------------------------------------
                                                                                             2000                    1999
                                                                                         ------------            ------------
      Revenue from operations:
          Pipeline operations ................................................           $    657,020            $    513,942
          Oil and gas sales ..................................................              1,633,118                  33,720
          Operating  fees ....................................................                 77,924                  83,831
                                                                                         ------------            ------------
                          REVENUE FROM OPERATIONS ............................              2,368,062                 631,493

      Cost of operations:
          Pipeline operating expenses ........................................                247,481                 285,386
          Lease operating expenses ...........................................                352,605                 333,272
          Depletion, depreciation, and amortization ..........................                530,921                 108,986
          Impairment of oil and gas properties ...............................             10,654,976                    --
          General and administrative .........................................                512,418                 497,116
                                                                                         ------------            ------------
                          COST OF OPERATIONS .................................             12,298,401               1,224,760
                                                                                         ------------            ------------
                          LOSS FROM OPERATIONS ...............................             (9,930,339)               (593,267)

      Other income (expense):
          Interest and other expense .........................................                (54,824)                (64,580)
          Interest and other income ..........................................                 27,154                  15,008
                                                                                         ------------            ------------
                          LOSS BEFORE INCOME TAXES ...........................             (9,958,009)               (642,839)

      Minority interest ......................................................               (151,576)                   --

      Provision for income taxes .............................................                   --                   213,806
                                                                                         ------------            ------------
      Net loss ...............................................................           $(10,109,585)           $   (429,033)
                                                                                         ============            ============
      Loss per share-basic ...................................................           $      (1.69)           $      (0.09)
                                                                                         ============            ============
      Loss per share-diluted .................................................           $      (1.69)           $      (0.09)
                                                                                         ============            ============
      Weighted average number of common shares outstanding
            and dilutive potential common shares:
          Basic ..............................................................              5,964,521               4,921,028
                                                                                         ============            ============
          Diluted ............................................................              5,964,521               5,019,727
                                                                                         ============            ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                             NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         2000            1999
                                                                                     ------------    ------------
      Revenue from operations:
          Pipeline operations ....................................................   $  1,716,102    $  1,393,880
          Oil and gas sales ......................................................      3,810,333         191,948
          Operating  fees ........................................................        234,338         234,346
                                                                                     ------------    ------------
                          REVENUE FROM OPERATIONS ................................      5,760,773       1,820,174

      Cost of operations:
          Pipeline operating expenses ............................................        753,726         777,705
          Lease operating expenses ...............................................        951,068         857,685
          Depletion, depreciation, and amortization ..............................      1,441,694         355,946
          Impairment of oil and gas properties ...................................     10,654,976            --
          General and administrative .............................................      1,583,151       1,486,258
                                                                                     ------------    ------------
                          COST OF OPERATIONS .....................................     15,384,615       3,477,594
                                                                                     ------------    ------------
                          LOSS FROM OPERATIONS ...................................     (9,623,842)     (1,657,420)

      Other income (expense):

          Interest and other expense .............................................       (140,405)       (181,834)
          Gain on sale of assets .................................................           --         2,052,920
          Interest and other income ..............................................         77,418          15,106
                                                                                     ------------    ------------
                          INCOME (LOSS) BEFORE INCOME TAXES
                          AND CUMULATIVE EFFECT OF A
                          CHANGE IN AN ACCOUNTING PRINCIPLE ......................     (9,686,829)        228,772

      Minority interest ..........................................................       (219,223)           --

      Provision for income taxes .................................................           --           (67,503)
                                                                                     ------------    ------------
                          INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
                          CHANGE IN AN ACCOUNTING PRINCIPLE ......................     (9,906,052)        161,269

      Cumulative effect at January 1, 1999 of a change in accounting principle
      for start up costs, net of income tax benefit of $41,480 ...................           --           (80,334)
                                                                                     ------------    ------------
      Net income (loss) ..........................................................   $ (9,906,052)   $     80,935
                                                                                     ============    ============
      Earnings per common share-basic
          Income before accounting change ........................................   $      (1.66)   $       0.03
          Cumulative effect of a change in accounting principle ..................           --             (0.01)
                                                                                     ------------    ------------
          Net income .............................................................   $      (1.66)   $       0.02
                                                                                     ============    ============
      Earnings per common share-diluted
          Income before accounting change ........................................   $      (1.66)   $       0.03
          Cumulative effect of a change in accounting principle ..................           --             (0.01)
                                                                                     ------------    ------------
          Net income .............................................................   $      (1.66)   $       0.02
                                                                                     ============    ============
      Weighted average number of common shares outstanding
            and dilutive potential common shares:
          Basic ..................................................................      5,955,645       4,694,895
                                                                                     ============    ============
          Diluted ................................................................      5,955,645       4,793,594
                                                                                     ============    ============

                                                                                                            NINE MONTHS
                                                                                                         ENDED SEPTEMBER 30,
                                                                                                    ----------------------------
                                                                                                        2000            1999
                                                                                                    ------------    ------------
OPERATING ACTIVITIES
    Net income (loss) ...........................................................................   $ (9,906,052)   $     80,935
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization .........................................      1,441,694         345,408
               Deferred income taxes ............................................................           --            35,644
               Change in accounting principle ...................................................           --           121,814
               Impairment of oil and gas properties .............................................     10,654,976            --
               Gain on sale of assets ...........................................................           --        (2,052,920)
               Changes in operating assets and liabilities:
                    Decrease (increase) in trade accounts receivable ............................       (634,071)       (197,715)
                    (Increase) in prepaid expenses ..............................................       (613,739)           (682)
                    Increase in minority interest, accounts payable and other current liabilities      2,254,121         411,636
                                                                                                    ------------    ------------
                                          NET CASH PROVIDED BY (USED IN)
                                          OPERATING ACTIVITIES ..................................      3,196,929      (1,255,880)

INVESTING ACTIVITIES
    Oil and gas prospect generation costs .......................................................       (811,555)     (1,426,529)
    Reimbursement of oil and gas prospect generation costs ......................................        811,555         794,393
    Purchases of property and equipment .........................................................     (1,254,952)     (5,564,068)
    Net proceeds from sale of assets ............................................................        144,999       5,570,287
    Development costs - oil and gas properties ..................................................     (1,113,088)           --
    Development costs - Petroport ...............................................................       (138,855)       (245,881)
    Development costs - New Avoca ...............................................................        (60,475)           --
    Funds escrowed for abandonment costs ........................................................       (298,293)           --
    (Increase) decrease in other assets .........................................................        (32,261)         89,193
                                                                                                    ------------    ------------
                                          NET CASH (USED IN)
                                          INVESTING ACTIVITIES ..................................     (2,752,925)       (782,605)

FINANCING ACTIVITIES
    Net proceeds from borrowings ................................................................        400,000         200,000
    Net proceeds from the sale of stock .........................................................         85,117       1,960,000
    Payments on borrowings ......................................................................       (100,633)       (150,000)
    Other .......................................................................................       (123,936)         50,834
                                                                                                    ------------    ------------
                                          NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES ..................................        260,548       2,060,834

                                          INCREASE  IN CASH .....................................        704,552          22,349

CASH AT BEGINNING OF YEAR .......................................................................      1,166,730         593,509
                                                                                                    ------------    ------------
CASH AT SEPTEMBER 30 ............................................................................   $  1,871,282    $    615,858
                                                                                                    ============    ============
SUPPLEMENTARY CASH FLOW INFORMATION
    Interest paid ...............................................................................   $     75,062    $    178,872
                                                                                                    ============    ============
    Income taxes paid ...........................................................................   $      8,430    $     12,620
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

Buccaneer Field oil and gas sales, operating fees and associated lease operating expenses for the nine months ended September 30, 2000 and 1999, are as follows:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

                                                    FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                  -----------------------
                                                    2000           1999
                                                  --------       --------
       Oil and gas sales ...................       287,496        191,948
       Operating fees ......................       234,338        234,346
          Lease operating expenses .........      (454,207)      (857,685)
                                                  --------       --------
                                                    67,627       (431,391)
                                                  ========       ========

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

           NET OIL               NET GAS           FUTURE     DISCOUNTED FUTURE
          RESERVES              RESERVES        NET REVENUES    NET REVENUES
     (THOUSAND BARRELS)   (MILLION CUBIC FEET)     ($000)          ($000)
     ------------------   --------------------  ------------  -----------------
           111                   17,869            $25,726         $8,890

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

The following table provides a reconciliation between basic and diluted earnings per share:

                                                           WEIGHTED
                                                           AVERAGE
                                                         COMMON SHARES
                                                         OUTSTANDING
                                                         AND DILUTIVE     PER
                                          NET INCOME       POTENTIAL     SHARE
                                            (LOSS)       COMMON SHARES   AMOUNT
                                          -----------    -------------   ------
   Nine Months ended September 30, 2000
       Basic earnings per share .......   ($9,906,052)       5,955,645   $(1.66)
                                          -----------    -------------   ------
       Diluted earnings per share .....   ($9,906,052)       5,955,645   $(1.66)
                                          ===========    =============   ======
   Nine Months ended September 30, 1999
       Basic earnings per share .......   $    80,935        4,694,895   $ 0.02
       Effect of dilutive stock
           options ....................          --             98,699     --
                                          -----------    -------------   ------
       Diluted earnings per share .....   $    80,935        4,793,594   $ 0.02
                                          ===========    =============   ======



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


                                                                       STANDARDIZED MEASURE
                                           OIL              GAS        OF DISCOUNTED FUTURE
                                          (BBLS)           (MCF)         NET CASH FLOWS
                                       ------------    ------------    --------------------
      Total Proved Reserves ........        332,298      35,341,835    $         16,138,356
      Less:
           Buccaneer Field Proved
                Undeveloped Reserves        (76,074)    (13,123,893)   $         (1,234,601)
                                       ------------    ------------    --------------------
      Total Restated Proved
           Reserves ................        256,224      22,217,942    $         14,903,755
                                       ------------    ------------    --------------------

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)







                                                                                                OPERATING        DEPLETION,
                                                                               INTERSEGMENT      INCOME       DEPRECIATION AND
                                                                 REVENUES        REVENUES       (LOSS)(1)     AMORTIZATION (2)
                                                                -----------    ------------    -----------    ----------------
      Nine months ended September 30, 2000:
              Oil and gas exploration and
                   production and operating fees ............   $ 4,049,171           4,500     (9,410,110)         11,806,953
              Pipeline operations ...........................     1,729,102          13,000        408,648             267,272
              Other .........................................       (17,500)           --         (622,380)             22,445
                                                                -----------    ------------    -----------    ----------------
              Consolidated ..................................     5,760,773            --       (9,623,842)         12,096,670
              Other expense .................................          --              --          (62,987)               --
                                                                -----------    ------------    -----------    ----------------
              Income before income taxes ....................          --              --       (9,686,829)               --

      Nine months ended September 30, 1999:
              Oil and gas exploration and
                   production and operating fees ............   $   430,794           4,500       (699,509)             71,684
              Pipeline operations
                                                                  1,404,817          10,937       (213,273)            272,065
              Other
                                                                    (15,437)           --         (744,637)             12,197
                                                                -----------    ------------    -----------    ----------------
              Consolidated ..................................     1,820,174            --       (1,657,419)            355,946
              Other expense .................................          --         1,886,191           --
                                                                -----------    ------------    -----------    ----------------
              Income before income taxes ....................          --              --          282,772                --

      Three months ended September 30, 2000:
              Oil and gas exploration and
                   production and operating fees ............   $ 1,712,542           1,500     (9,967,164)         11,087,298
              Pipeline operations
                                                                    658,765           1,745        228,218              90,819
              Other
                                                                     (3,245)           --         (191,393)              7,780
                                                                -----------    ------------    -----------    ----------------
              Consolidated ..................................     2,368,062            --       (9,930,339)         11,185,897
              Other expense .................................          --              --          (27,670)               --
                                                                -----------    ------------    -----------    ----------------
              Loss before income taxes ......................          --              --       (9,958,009)               --

      Three months ended September 30, 1999:
              Oil and gas exploration and
                   production and operating fees ............   $   120,551           3,000       (312,228)             14,836
              Pipeline operations ...........................       516,042           2,100        (50,052)             84,754
              Other .........................................        (5,100)           --         (230,987)              9,396
                                                                -----------    ------------    -----------    ----------------
              Consolidated ..................................       631,493            --         (593,267)            108,986
              Other expense .................................          --              --          (49,572)               --
                                                                -----------    ------------    -----------    ----------------
              Income before income taxes ....................          --              --         (642,839)               --

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)


                                             SEPTEMBER 30,   DECEMBER 31,
                                                 2000            1999
                                             -------------   -------------
      Identifiable assets:
            Oil and gas exploration
                 and production ..........   $   3,187,107   $  12,816,861
            Pipeline operations ..........      10,139,781       7,735,149
            Other ........................         819,945         986,206
                                             -------------   -------------
            Consolidated .................   $  14,146,833   $  21,538,216

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

The Company recently announced a natural gas discovery in High Island Area Block A-7, in the Gulf of Mexico. The Company acquired the block at MMS Sale 155 in 1995, and owns an 8.9% after payout reversionary working interest. High Island Area Block A-7 was one of four blocks the Company acquired in the first year of its offshore prospect generation program. Production from the first well began in September 2000 at a rate of 34 million cubic feet of gas per day. A second discovery well found two productive intervals and is expected to be on production in mid to late 2001. A third well is currently being drilled from an adjacent surface location. Before the Company is assigned its working interest, the initial working interest owners must recover their costs associated with the lease and its development.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's financial position at September 30, 2000 and December 31, 1999 (amounts in thousands):

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


                                       SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                      -------------------   -------------------
                                       AMOUNT       %        AMOUNT       %
                                      --------   --------   --------   --------
      Working capital .............      1,178         13         93       --

      Property and equipment, net .      4,400         50     14,264         77
      Other noncurrent assets
                                         3,301         37      4,247         23
                                      --------   --------   --------   --------
      Total .......................      8,879        100     18,604        100
                                      ========   ========   ========   ========
      Minority interest ...........      1,178         13        958          5

      Stockholders' equity ........      7,701         87     17,646         95
                                      --------   --------   --------   --------
      Total .......................      8,879        100     18,604        100
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

The Company reached an agreement, with Tetra Applied Technologies, Inc. ("Tetra") to plug and abandon the wells and remove its facilities located in the Buccaneer Field. Tetra will plug and abandon the remaining ten wells in the Buccaneer Field and remove the platforms and attached quarters platforms in Galveston Area Blocks 288 and 296. In addition, Maritech Resources, Inc. ("Maritech") an affiliate of Tetra has purchased an adjacent lease on which the Company provided operation services to Apache Corporation. In December 2000, as a result of the Company's plans to abandon the Buccaneer Field platform facilities, the Company and Maritech terminated the operating agreement. A new platform will be installed to operate and maintain the Blue Dolphin System, as well as handle the production from Maritech's lease. The Blue Dolphin System is currently attached to and operated from the Buccaneer Field platforms. The Company believes that the installation of the new platform is the best alternative to continue to operate and maintain the Blue Dolphin System. The platform is expected to be installed by the end of the first quarter of 2001, at an estimated cost of $1.5 million net to the Company's interest in the Blue Dolphin System. Plugging and abandonment of the Buccaneer Field wells is expected to begin in the first quarter of 2001. It is estimated that the plugging and abandonment costs will be $1,000,000. The removal of the Galveston Area Blocks 288 and 296 platform facilities are expected to begin in the second half of 2001, at an estimated cost of $4,300,000.

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

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                      -------------------
                                                       2000         1999
                                                      ------       ------
      Net cash provided by (used in):
      Operating activities .....................       3,197       (1,256)
      Investing activities .....................      (2,753)        (783)
      Financing activities .....................         261        2,061
                                                      ------       ------
      Net increase in cash .....................         705           22
                                                      ======       ======

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

The Company maintained a $10,000,000 reducing revolving credit facility with Bank One, Texas, N.A. (the "Loan Agreement")that expired on December 31, 2000. The facility was available for the acquisition of oil and gas reserve based assets and working capital. The maximum amount the Company was able to borrow under the Loan Agreement was $6,500,000. In January 2000, the Company paid the

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED

$80,000 outstanding balance under the Loan Agreement and its borrowing capacity under the Loan Agreement was adjusted to $0. At December 31, 2000 the Company did not have an outstanding balance under the Loan Agreement.

The bank redetermined the borrowing base semi-annually based on its valuation of the Company's oil and gas properties and pipeline contracts. Accordingly, the bank could increase the borrowing base under the Loan Agreement to $10,000,000, the maximum amount the Company could borrow under the Loan Agreement, or some lesser amount based upon the banks valuation of these assets. The Loan Agreement included certain restrictive covenants that were applicable if any amounts were outstanding under the agreement, including restrictions on the Company's ability to pay dividends on its capital stock and the maintenance of certain financial ratios. Certain of the financial covenants the Company was required to comply with, included maintaining (i) a total tangible net worth of $10,250,000, (ii) a debt coverage ratio of not less that 1.2 to 1 calculated on a rolling four-quarter basis and (iii) a current ratio (as defined in the Loan Agreement) of at least 1 to 1.

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

In April 2000, the Company amended its prospect generation program agreement with Fidelity Oil, whereby in exchange for certain participation rights of up to 100%, Fidelity Oil will fund $1,060,000 of the costs associated with the program during 2000. Fidelity Oil also reimbursed the Company for seismic data acquired. The available interests in the prospect inventory developed in the program are for sale on an individual prospect basis. Fidelity Oil withdrew from the prospect generation program December 31, 2000. If funding from another company is not arranged, the Company may terminate its prospect generation program.

In July 2000, the Company reached an agreement to provide transportation services for Vastar Resources, Inc. in High Island Area Block A-5 offshore Texas in the Gulf of Mexico. To accommodate this production, the Company agreed to construct a 3.4 mile 12" diameter pipeline from the production platform in High Island Area Block A-5 to the Black Marlin Pipeline. The cost to construct the pipeline was $2.0 million, $1.0 million net to the Company's 50% interest in the pipeline. The pipeline was completed with minimal production from High Island Area Block A-5 commencing in September 2000. Full operations are expected to commence in February 2001. The Company financed this pipeline by issuing a $600,000 convertible promissory note (see footnote 2).

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

In November 1999, the Company and WBI Holdings, Inc. ("WBI") formed New Avoca Gas Storage LLC, 25% owned and managed by the Company and 75% owned by WBI, and acquired the Avoca gas storage assets for $400,000 ($100,000 net to the Company's interest) from Northeastern Gas Caverns ("Northeastern"). Additionally, a contingent payment of $500,000 ($125,000 net to the Company's interest) was due to Northeastern on May 22, 2000. New Avoca made a payment of $50,000 and extended the remaining $450,000 payment to August 22, 2000. In August 2000, Northeastern extended the contingent payment until October 2000 in exchange for increasing the contingent payment by $10,000 to $460,000. The contingent payment would be excused, and the $40,000 net payment made would be refunded, if Northeastern successfully settles a claim associated with Avoca Gas Storage, Inc. (the original owner of the Avoca gas storage assets). In October 2000, Northeastern received a payment on its claim and refunded the $40,000 previously paid by New Avoca. New Avoca can elect to liquidate the project at any time.

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

Current period revenues from oil and gas sales increased by $3,618,385, from those of the previous period due to the acquisition of American Resources in December 1999, resulting in additional revenues of $3,522,838 in the current period. In addition, oil and gas sales from the Buccaneer Field increased by $95,547 due to higher commodity prices in the current period. However, Buccaneer Field production ceased in July 2000, due to downhole mechanical problems. The Company does not expect to re-

                BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


establish production in the Buccaneer Field (see "Liquidity and Capital Resources" in Part I, Item 2 in this report).

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

                                    By:  BLUE DOLPHIN ENERGY COMPANY



Date:   January 10, 2001            /S/ MICHAEL J. JACOBSON
                                    ------------------------------------
                                    Michael J. Jacobson
                                    President and Chief Executive Officer



                                    /S/ G. BRIAN LLOYD
                                    ------------------------------------
                                    G. Brian Lloyd
                                    Vice President, Treasurer