Form 10-K405/A
period 1999-12-31
BLUE DOLPHIN ENERGY CO
filed 2001-01-12
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-4

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

      PROVED UNDEVELOPED RESERVES. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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