Form 10-Q
period 2001-03-31
BLUE DOLPHIN ENERGY CO
filed 2001-05-15
CIK 793306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:           MARCH 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ..................to................

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

                                     YES   X    NO
                                         -----     --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     6,020,051 SHARES, PAR VALUE $.01 PER SHARE, OUTSTANDING AT MAY 7, 2001

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31,        December 31,
                                                                           2001              2000
                                                                       -------------     -------------
                                                                       (Unaudited)
                              ASSETS

Current Assets:
   Cash                                                             $     3,376,491   $     2,071,682
   Trade accounts receivable                                              3,308,521         2,406,751
   Funds escrowed for abandonment                                         1,506,017         1,485,728
   Prepaid expenses                                                         425,515           127,913
                                                                       -------------     -------------
                       Total Current Assets                               8,616,544         6,092,074

Property and Equipment, at cost:
   Oil and Gas properties, including $430,782 of
   unproved leasehold cost at March 31, 2001
   and December 31, 2000, respectively
   (full-cost method)                                                    28,280,564        28,032,211
   Onshore separation and handling facilities                             1,583,428         1,583,610
   Land                                                                     850,000           930,500
   Pipelines                                                              2,155,451         4,845,975
   Other property and equipment                                             402,383           397,683
                                                                       -------------     -------------
                                                                         33,271,826        35,789,979
   Accumulated depletion, depreciation
    and amortization                                                    (30,229,053)      (30,444,622)
                                                                       -------------     -------------
                                                                          3,042,773         5,345,357

Deferred federal income tax                                                 244,444           244,444
Acquisition and development costs - Petroport                             1,918,541         1,885,219
Other Assets                                                                483,358           345,861
                                                                       -------------     -------------

                           Total Assets                             $    14,305,660   $    13,912,955
                                                                       =============     =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                           $     3,498,137   $     1,557,850
   Current portion of long term debt                                              -           218,412
   Notes payable - related parties                                                -         2,000,000
   Accrued expenses and other liabilities                                 1,499,358           927,347
                                                                       -------------     -------------
                     Total Current Liabilities                            4,997,495         4,703,609

Other non-current liabilities                                                     -           550,000
Minority interest                                                         1,299,040         1,196,479

Common Stock                                                                 60,201            60,167
Additional Paid-in Capital                                               25,768,727        25,775,417
Accumulated Deficit                                                     (17,819,803)      (18,372,717)
                                                                       -------------     -------------

                       Total Liabilities and
                       Stockholders' Equity                         $    14,305,660   $    13,912,955
                                                                       =============     =============

See accompanying notes to consolidated financial statements.

               BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                              2001               2000
                                                                          -------------      -------------
Revenue from operations:
    Oil and gas sales                                                   $    1,790,852    $     1,035,709
    Pipeline operations                                                        322,198            470,846
    Operating fees                                                                   -             78,226
                                                                          -------------      -------------
                    REVENUE FROM OPERATIONS                                  2,113,050          1,584,781

Cost of operations:
    Pipeline operating expenses                                                150,738            240,993
    Lease operating expenses                                                   333,764            283,588
    Gain on sale of assets                                                  (1,417,626)                 -
    Change in abandonment estimate                                           1,000,000                  -
    Depletion, depreciation, and amortization                                  649,012            456,270
    General and administrative                                                 629,569            498,535
                                                                          -------------      -------------
                    COST OF OPERATIONS                                       1,345,457          1,479,386
                                                                          -------------      -------------

                    INCOME FROM OPERATIONS                                     767,593            105,395

Other income (expense):
    Interest and other expenses                                               (165,240)           (23,895)
    Interest and other income                                                   53,121              3,124
                                                                          -------------      -------------

                    INCOME BEFORE INCOME TAXES                                 655,474             84,624

Minority interest                                                             (102,560)           (31,786)

Provision for income taxes                                                           -                  -
                                                                          -------------      -------------

Net income                                                              $      552,914    $        52,838
                                                                          =============      =============

Earnings per common share-basic                                         $         0.09    $          0.01
                                                                          =============      =============

Earnings per common share-diluted                                       $         0.09    $          0.01
                                                                          =============      =============

Weighted average number of common shares outstanding
      and dilutive potential common shares:
    Basic                                                                    6,016,829          5,950,880
                                                                          =============      =============
    Diluted                                                                  6,036,437          6,020,721
                                                                          =============      =============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                              2001              2000
                                                                          -------------     --------------
OPERATING ACTIVITIES
    Net income                                                            $    552,914      $      52,838
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization                        649,012            456,270
               Minority interest                                               102,560             29,283
               Gain on sale of assets                                       (1,417,626)                 -
               Change in abandonment estimate                                1,000,000                  -
               Changes in operating assets and liabilities:
                   (Increase) in trade accounts receivable                    (901,770)          (299,628)
                   (Increase) in prepaid expenses and other asssets           (297,602)           (38,895)
                   Abandonment costs incurred                               (1,388,185)                 -
                   (Decrease) increase in accounts payable, accrued
                           expenses and other current liabilities            1,962,300           (161,421)
                                                                          -------------     --------------
                                          NET CASH  PROVIDED BY
                                          OPERATING ACTIVITIES                 261,603             38,447

INVESTING ACTIVITIES
    Purchases of property and equipment                                       (927,242)           (20,203)
    Exploration and development costs                                         (235,330)                 -
    Net proceeds from sale of assets                                         4,625,000                  -
    Funds escrowed for abandonment costs                                       (20,289)           (14,625)
    Development costs - New Avoca                                              (59,997)           (81,737)
    Development costs - Petroport                                              (36,367)           (26,889)
    Other                                                                      (77,500)                 -
                                                                          -------------     --------------
                                          NET CASH PROVIDED BY (USED IN)
                                          INVESTING ACTIVITIES               3,268,275           (143,454)

FINANCING ACTIVITIES
    Payments on borrowings                                                  (2,218,412)          (100,633)
    Other                                                                       (6,657)                 -
                                                                          -------------     --------------
                                          NET CASH USED IN
                                          FINANCING ACTIVITIES              (2,225,069)          (100,633)
                                                                          -------------     --------------

                                          INCREASE (DECREASE) IN CASH        1,304,809           (205,640)

CASH AT BEGINNING OF YEAR                                                    2,071,682          1,166,730
                                                                          -------------     --------------

CASH AT MARCH 31,                                                         $  3,376,491      $     961,090
                                                                          =============     ==============

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                                         $     98,500      $      13,267
                                                                          =============     ==============



See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                 MARCH 31, 2001


1. RELATED PARTY TRANSACTIONS

In December 1999, the Company issued a $1,000,000 convertible promissory note to Harris A. Kaffie, a director of the Company. This convertible promissory note originally due June 1, 2000 was extended to March 31, 2001, bore interest at 10% per annum, and was convertible into common stock at $6.00 per share. This convertible promissory note and accrued interest of $64,361 were paid in January 2001

The Company issued three convertible promissory notes in 2000 totaling $1,000,000; two in the principal amount of $200,000 each on May 25, 2000 and July 6, 2000, issued to Ivar Siem, Chairman of the Company, and one in the principal amount of $600,000 on November 30, 2000, issued to TI A/S, beneficially controlled by Ivar Siem. These convertible promissory notes and accrued interest of $32,790 were paid in January 2001. The convertible promissory notes were due March 31, 2001, bore interest at the rate of 10% per annum and were convertible into common stock at the rate of $6.00 per share.

2. CONTINGENCIES

In December 1999, American Resources received approximately $4.5 million from Blue Dolphin Exploration Company for American Resources Offshore, Inc. ("American Resources") common stock representing a 75% ownership interest, and $24.2 million from Fidelity Oil Holdings Inc. ("Fidelity Oil") for an 80% interest in its Gulf of Mexico assets. American Resources senior secured debt was held by Den norske Bank ("Den norske"). Den norske sold the senior debt to the Company for the right to receive a possible future payment if the cumulative net revenues received by American Resources and Fidelity Oil attributable to American Resources proved oil and gas reserves in the Gulf of Mexico as of January 1, 1999, exceed $30.0 million during the period January 1, 1999 through December 31, 2001. If that occurs, Den norske will be entitled to receive an amount equal to 50% of the net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske, 80% will be paid by Fidelity Oil and 20% will be paid by American Resources. The payment, if any, is due on March 15, 2002. American Resources estimates that it is probable that a payment to Den norske will be due based upon these terms and current market conditions. The Company has provided for a liability to Den norske in the amount of $700,000 at March 31, 2001.

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

As a result of the decision to cease operating activities in the Buccaneer Field, the Company's leases in or on the Buccaneer Field terminated in January 2001. The Company must plug and abandon all remaining wells and remove platform facilities within one year from the termination of the leases. In the first quarter of 2001, the Company removed its remaining wells at a cost of approximately $1.4 million. Removal of the platform facilities is expected to take place in the second half of 2001 at a cost estimated to be $5.0 million. The Company has increased its estimate of cost of plugging and abandonment of the Buccaneer Field by $1.0 million from December 31, 2000. The Company has $1.5 million in funds escrowed to pay for some of these costs.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

3. EARNINGS PER SHARE

The Company applies the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share. SFAS No. 128 requires the presentation of basic earnings per share ("EPS") which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.

The following table provides a reconciliation between basic and diluted earnings per share:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)

                                                                       Weighted
                                                                        average
                                                                     common shares
                                                                      outstanding
                                                                     and dilutive           Per
                                                                       potential           share
                                                   Net Income        Common Shares         Amount
                                                  -----------        -------------        --------
Three Months ended March 31, 2001
    Basic earnings per share                       $552,914             6,016,829          $ 0.09
    Effect of dilutive stock
          options                                                          19,608               -
                                                  -----------        -------------        --------
    Diluted earnings per share                     $552,914             6,036,437          $ 0.09
                                                  ===========        =============        ========


Three Months ended March 31, 2000
    Basic earnings per share                       $ 52,838             5,950,880          $ 0.01
    Effect of dilutive stock
          options                                         -                69,841               -
                                                  -----------        -------------        --------
    Diluted earnings per share                     $ 52,838             6,020,721          $ 0.01
                                                  ===========        =============        ========


4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998 by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. Certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement 133". SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. Adoption of SFAS 133, as amended, did not have an impact on the Company's consolidated financial position or the results of operations.

5. SALE OF ASSETS

On January 22, 2001, the Company sold its 50% interest in the Black Marlin Pipeline System to affiliates of the Williams Companies, Inc. for approximately $4.6 million. The Black Marlin Pipeline System includes a 75-mile gas and condensate gathering line with related shore facilities servicing the High Island Area, offshore Texas (the "Black Marlin Pipeline") and the recently

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)


constructed 3-mile lateral pipeline extending from High Island Block A-5 to an interconnection into the Black Marlin Pipeline in High Island Block A-6 (the "A-5 Lateral")

This disposition was consummated, in part, through a sale of all of the outstanding capital stock of Black Marlin Pipeline Company (formerly an indirect wholly owned subsidiary of the Company) the owner of a 50% interest in the Black Marlin Pipeline, pursuant to a Purchase and Sale Agreement dated January 12, 2001 (the "Stock Purchase Agreement") among Black Marlin Energy Company, a wholly owned subsidiary of the Company, MCNIC Offshore Pipeline & Processing Company ("MCNIC"), WBI Southern, Inc. ("WBI") and Williams Field Services Group, Inc. The Company received $3.6 million for the outstanding capital stock of Black Marlin Pipeline Company for a gain of $1,305,534.

The remaining part of this disposition was consummated through the sale of the A-5 Lateral owned 50% by Blue Dolphin Pipe Line Company, a wholly owned subsidiary of the Company ("BDPL"), pursuant to a Purchase and Sale Agreement dated January 12, 2001, among BDPL, MCNIC, WBI and Williams Field Services -Gulf Coast Company, L.P. The Company received $1.0 million for its interest in the A-5 Lateral, for a gain of $112,092.

6. BUSINESS SEGMENT INFORMATION

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the three months ended March 31, 2001, and March 31, 2000 is as follow:

                                                                                              Depletion,
                                                                           Operating         depreciation,
                                                      Intersegment          income          amortization and
                                       Revenues(3)      revenues           (loss)(1)         impairment (2)
                                       ----------     ------------       -------------     -----------------
Three months ended March 31, 2001:
     Oil and gas exploration and
     production, and operating fees    $ 1,790,852             -             (442,651)           1,584,142
     Pipeline operations(3)                322,198                          1,478,499               53,807
     Other                                     -                             (268,255)              11,063
                                       ----------                         ------------      ----------------
     Consolidated                        2,113,050             -              767,593            1,649,012
     Other expense                                                           (112,119)
                                                                          ------------
     Income before income taxes
                                                                              655,474

Three months ended March 31, 2000:
     Oil and gas exploration and
       production, and operating fees  $ 1,115,435         1,500              244,567              360,987
     Pipeline operations(3)                477,331         6,485               51,270               88,280
     Other                                  (7,985)                          (190,442)               7,003
                                       ----------                         ------------      ----------------
     Consolidated                        1,584,781             -              105,395              456,270
     Other expense                                                            (20,771)
                                                                          ------------
     Income before income taxes                                                84,624

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)


                                                                  March 31,            December 31,
                                                                     2001                    2000
                                                              ------------------    ------------------
                       Identifiable assets:
                             Oil and gas exploration
                                  and production              $     4,931,471       $     4,164,299
                            Pipeline operations                     7,526,903             8,958,876
                            Other                                   1,847,286               789,780
                                                              ------------------    ------------------

                            Consolidated                      $    14,305,660       $    13,912,955


1. Consolidated income from operations includes $257,193 and $175,405 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $11,063 and $7,003 for the three months ended March 31, 2001 and 2000, respectively.

2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $4,935 for both the three months ended March 31, 2001 and 2000, respectively. Oil and gas depletion, depreciation, amortization and impairment includes a provision for abandonment costs of $6,495 for the three months ended March 31, 2000. In addition the Company recorded an expense of $1,000,000 for the three months ended March 31, 2001, as a result of a change in the estimate of cost associated with the Buccaneer Field abandonment.

3. Pipeline revenues includes $49,640 and $231,449 for both the three months ended March 31, 2001 and 2000 respectively, from the Black Marlin Pipeline System. Pipeline operations includes $50,107 and $169,501 of operating expenses and depreciation for both the three months ended March 31, 2001 and 2000, respectively, from the Black Marlin Pipeline System.

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

RECENT DEVELOPMENTS

The Company previously announced a gas discovery in High Island Area Block A-7, in the Gulf of Mexico. The Company acquired the block in 1995, and owns an 8.9% reversionary working interest after lease-wide payout is first achieved. Production from the first well in the block began in September 2000 and is currently producing at a rate of 20 Mmcf of gas per day. Two additional successful discovery wells were drilled and are expected to be on production in the second or third quarter of 2001. A fourth well is currently being drilled. Before the Company is assigned its working interest, the initial working interest owners must achieve lease-wide payout of their investment.

During the second quarter of 2000, American Resources' Board of Directors formed a special committee for the purpose of evaluating the possible exchange of its' outstanding common stock and preferred stock for shares of the common stock of the Company. The special committee is made up of American Resources' directors who are not affiliated with the Company. In April 2001, American Resources special committee met with management of the Company to discuss a possible transaction. Currently discussions are ongoing.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's financial position at March 31, 2001 and December 31, 2000 (amounts in thousands):

                                                      MARCH 31, 2001          DECEMBER 31, 2000
                                                      --------------          -----------------
                                                      AMOUNT         %        AMOUNT          %
                                                      ------        --        ------         --
                   Working capital                    $  3,619       39       $  1,388       15
                   Property and equipment, net           3,043       33          5,345       58
                   Other noncurrent assets               2,646       28          2,476       27
                                                      --------      ---       --------      ---
                   Total                              $  9,308      100       $  9,209      100
                                                      ========      ===       ========      ===

                   Other non-current liabilities      $      -        -       $    550        6
                   Minority interest                     1,299       14          1,196       13
                   Stockholders' equity                  8,009       86          7,463       81
                                                      --------      ---       --------      ---
                   Total                              $  9,308      100       $  9,209      100
                                                      ========      ===       ========      ===


The change in the Company's financial position from December 31, 2000 to March 31, 2001, was primarily due to the sale of its' 50% interest in the Black Marlin Pipeline System.

Historically, the Company has relied on the proceeds from financing activities and the sale of assets to supplement its capital requirements. In the three months ended March 31, 2001("current period"), the Company financed its activities through both the sale of assets and operating activities.

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

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                         -------------------------
                                                             2001         2000
                                                         -----------   -----------
               Net cash provided by (used in):
               Operating activities                      $      262    $      38
               Investing activities                           3,268         (143)
               Financing activities                          (2,225)        (101)
                                                         -----------   -----------
                  Net increase (decrease) in cash        $    1,305    $    (206)
                                                         ===========   ===========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The Company's cash flow from operating activities increased by $0.2 million in the current period compared to the three months ended March 31, 2000 ("previous period"), due primarily to the increased cash flow generated from the Company's American Resources oil and gas properties.

Cash flow provided by investing activities during the current period included the proceeds from the sale of the Company's interest in the Black Marlin Pipeline System of approximately $4.6 million. Cash flow used in investing activities included the construction of a new offshore platform currently being installed to operate the Blue Dolphin Pipeline of approximately $0.9 million, and exploration and development costs associated with an American Resources oil and gas property of approximately $0.2 million.

Cash flow used in financing activities during the current period consisted of the payment of promissory notes in the principal amount of approximately $2.2 million, see Item 1., Note 1., Related Party Transactions.

On January 22, 2001, the Company and its partners sold the Black Marlin Pipeline System for $7.3 million and the recently constructed High Island Block A-5 pipeline for $2.0 million to Williams Field Services; $3.6 million and $1.0 million, respectively, net to the Company's interest. The Black Marlin System accounted for 15% of the Company's revenues in the previous period.

In November 2000, the Company elected to abandon the Buccaneer field due to adverse developments in the field. The Company reached an agreement with Tetra Applied Technologies, Inc. ("Tetra"), to plug and abandon the wells located in the Buccaneer Field. In the current period the remaining wells in the Buccaneer Field were plugged and abandoned for approximately $1.4 million. In addition, Maritech Resources, Inc. ("Maritech") an affiliate of Tetra purchased an adjacent lease from Apache Corporation on which the Company provided production operating services to Apache Corporation. In December 2000, as a result of the Company's plans to abandon the Buccaneer Field platform facilities, the Company and Maritech terminated the operating agreement. A new platform is currently being installed in Galveston Block 288 to operate and maintain the Blue Dolphin Pipeline System, as well as handle the production from the Maritech lease. The Blue Dolphin Pipeline System is currently tied into and operated from the Buccaneer Field platforms. The Company expects that the new platform and its connection to the Blue Dolphin Pipeline System will be completed in the second quarter of 2001, at an estimated cost of $1.5 million net to the Company's 50% interest in the Blue Dolphin Pipeline System. The removal of the Buccaneer Field platform facilities is expected to begin in the second half of 2001. As a result of cost estimates recently received, the Company has increased its estimate to remove the Buccaneer Field platforms from $4.3 million to $5.0 million.

The Company will partially finance the well plugging and abandonment and the removal of the Buccaneer Field platform facilities totaling $6.4 million, by using its escrow fund for abandonment obligations of approximately $1.5 million. The Company expects to finance the remaining abandonment costs, and the installation of the new Blue Dolphin Pipeline System platform from the proceeds received from the sale of the Black Marlin Pipeline System and from working capital and the private placement of debt or equity securities.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - CONTINUED


In December 1999, the Company entered into an agreement with Fidelity Oil to manage their interest in the oil and gas properties acquired from American Resources for $40,000 per month. This amount was intended to reimburse the Company for the cost of the services provided. The agreement expired in December 2000 and provided for continuation thereafter on a year to year basis unless terminated by either party. Fidelity Oil terminated this agreement effective January 31, 2001.

The Company's reserves and future net revenues reported at December 31, 2000 reflect capital expenditures totaling $898,900 for the year ending December 31, 2001. Management will continue to evaluate its capital expenditure program based on, among other things, field reservoir performance, availability and cost of drilling and workover equipment, and demand and prices obtainable for the Company's production, as well as availability of capital resources. There can be no assurance that reserves will be developed as currently planned. At March 31, 2001, the Company incurred capital expenditures totaling $235,330, most of which, $222,745 was associated with the development of its interest in the American Resources' Galveston Block 418 property.

In December 1999, American Resources was paid approximately $4.5 million by Blue Dolphin Exploration for American Resources common stock, representing a 75% ownership interest, and $24.2 million by Fidelity Oil for an 80% interest in its' Gulf of Mexico assets. The proceeds were used by American Resources to retire certain indebtedness. The indebtedness included American Resources senior secured debt totaling approximately $51.2 million to Den norske bank ("Den norske"). Den norske sold the senior debt for $27.0 million and a contingent future payment if the cumulative net revenues received by American Resources and Fidelity Oil attributable to American Resources proved oil and gas reserves in the Gulf of Mexico as of January 1, 1999, exceed $30.0 million during the period January 1, 1999, through December 31, 2001. If that occurs Den norske will be entitled to receive an amount equal to 50% of the net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske, 80% will be paid by Fidelity Oil and 20% will be paid by American Resources. The payment, if any, is due on March 15, 2002. American Resources estimates that it is probable that a payment to Den norske will be due based upon current market conditions. The Company has provided for a liability to Den norske in the amount of $700,000 at March 31, 2001.

Although the Company's Loan Agreement expired in December 2000, the Company believes that it has, or can obtain, adequate capital to continue to meet its anticipated capital requirements. In the past, the Company's requirements have been financed by the disposition of certain assets, for example, interests in its pipelines, by borrowings under the Loan Agreement, private placements of its equity and debt securities, and investments by its directors. However, there can be no assurance that the Company will be able to continue to obtain financing from these sources or sell assets on commercially acceptable terms. The Company's inability to finance its capital requirements may adversely affect its results of operations, timing for major pipeline expansions, growth in oil and gas prospect generation activities, developmental midstream projects and other projects.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

The Company reported net income for the current period of $552,914, compared to net income of $52,838 reported for the previous period. The difference in net income is primarily due to the gain on the sale of the Black Marlin Pipeline System of $1,417,626 offset in part by a current period increase to the Company's Buccaneer Field abandonment obligations of $1,000,000.

REVENUES:

Current period revenues from oil and gas sales increased by $755,143, from those of the previous period. Revenues from the American Resources properties increased by $864,214 in the current period compared to the previous period due to a 63% net increase in commodity prices on million cubic feet of gas equivalent basis ("Mmcfe"), resulting in increased revenues of $691,300 and an increase in production volumes of 19% on an Mmcfe basis, resulting in a $172,914 increase in revenues. The increase in oil and gas sales in the current period does not reflect revenues from the Buccaneer Field which was $110,071 in the previous period.

Current period revenues from pipeline operations decreased by $148,648 or 32% from the previous period. The decrease was due to the sale of the Black Marlin Pipeline System on January 22, 2001. The Black Marlin Pipeline System provided revenues of $231,449 for the previous period compared to $49,640 for the current period. During the current period, average daily gas volumes transported by the Blue Dolphin Pipeline System increased by 6% resulting in an increase in pipeline revenues of $33,160.

The Company did not have current period revenues from operating fees due to the termination of the operating agreement with Maritech in December 2000.

COSTS AND EXPENSES:

Current period pipeline operating expenses decreased by $90,255 or 37% from the previous period. The decrease was primarily due to the sale of the Black Marlin Pipeline System on January 22, 2001. The Black Marlin Pipeline System had pipeline operating expenses of $116,997 for the previous period compared to $33,462 for the current period.

Current period depletion, depreciation and amortization increased $192,742, from the previous period. The increase was due to a 19% increase in production volumes resulting in increased depletion of $251,302 offset in part by a decrease of $40,077, resulting from the sale of the Black Marlin Pipeline System. The Company recorded depletion expense of $18,483 in the previous period for the Buccaneer Field.

General and administrative expenses for the current period increased $131,034 from the previous period. The increase was primarily due to an increase in legal expense associated with the H&N lawsuit of approximately $74,000 and the termination of the Management Services Agreement between the Company and Fidelity Oil, whereby the Company managed Fidelity Oil's interest in the oil and gas assets it acquired from American Resources in December 1999, resulting in an increase of approximately

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - CONTINUED


$80,000. The management fees received from Fidelity Oil had been recorded as a reduction to general and administrative expenses.

The Company recorded a change in the estimated costs associated with the Buccaneer Field abandonment of $1,000,000 in the current period. During the current period, the Company plugged and abandoned the remaining Buccaneer Field wells for a total cost of approximately $1.4 million. In addition the Company received cost estimates totaling $5.0 million to remove the Buccaneer Field platforms. At December 31, 2000, the Company's provision for abandonment was approximately $5.4 million, thus the Company has recorded an adjustment to the estimated abandonment cost of $1.0 million in the current period.

Interest and other expense increased $141,345 in the current period due to the $150,000 increase in the provision for the contingent payment due to Den norske Bank, see Item 1. Note 2. Contingent Payment.

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

INTEREST RATE RISK- The Company currently has no short-term or long-term debt with floating interest rates, and is not subject to risk of interest rate changes.

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

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

               A)       No Exhibits

               B) Form 8-K - On January 31, 2001, the Company filed a current report on Form 8-K dated January 22, 2001, with respect to the sale of its interest in the Black Marlin Pipeline System. The items reported in such current report were Item 2 (Acquisitions or Dispositions of Assets) and Item 7 (Financial Statement and Exhibits).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                By:  BLUE DOLPHIN ENERGY COMPANY



Date:    May 14, 2001           /s/ Michael J. Jacobson
                                -------------------------------------
                                Michael J. Jacobson
                                President and Chief Executive Officer



                                /s/ G. Brian Lloyd
                                -------------------------------------
                                G. Brian Lloyd
                                Vice President, Treasurer