Form 10-Q
period 2001-06-30
BLUE DOLPHIN ENERGY CO
filed 2001-08-21
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended:            June 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                              -------------------   -------------------

Commission File Number:              0-15905


                           BLUE DOLPHIN ENERGY COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                                             73-1268729
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

                                                 YES  X  NO
                                                     ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

6,020,051 shares of the Registrants' common stock, par value $.01 per share,
----------------------------------------------------------------------------
where outstanding at August 14, 2001.
-------------------------------------

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


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,      December 31,
                                                           2001            2000
                                                      ------------    ------------
                                                       (Unaudited)

                              ASSETS

Current Assets:
   Cash                                               $  3,753,378    $  2,071,682
   Trade accounts receivable                             1,377,477       2,406,751
   Funds escrowed for abandonment                           68,629       1,485,728
   Prepaid expenses                                        297,395         127,913
                                                      ------------    ------------
                         TOTAL CURRENT ASSETS            5,496,879       6,092,074

Property and Equipment, at cost:
   Oil and Gas properties, including $430,782 of
   unproved leasehold cost at June 30, 2001
   and December 31, 2000, respectively
   (full-cost method)                                   28,224,430      28,032,211
   Onshore separation and handling facilities            1,583,428       1,583,610
   Land                                                    850,000         930,500
   Pipelines                                             2,771,142       4,845,975
   Other property and equipment                            734,657         397,683
                                                      ------------    ------------
                                                        34,163,657      35,789,979
  Accumulated depletion, depreciation
    and amortization                                   (30,376,970)    (30,444,622)
                                                      ------------    ------------
                                                         3,786,687       5,345,357

Deferred federal income tax                                244,444         244,444
Acquisition and development costs - Petroport            1,934,729       1,885,219
Other assets                                               628,104         345,861
                                                      ------------    ------------

                         TOTAL ASSETS                 $ 12,090,843    $ 13,912,955
                                                      ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                             $    975,043    $  1,557,850
   Current portion of long term debt                          --           218,412
   Notes payable - related parties                         100,000       2,000,000
   Accrued expenses and other liabilities                1,863,679         927,347
                                                      ------------    ------------
                         TOTAL CURRENT LIABILITIES       2,938,722       4,703,609

Other non-current liabilities                                 --           550,000
Minority interests                                       1,212,399       1,196,479

Common Stock                                                60,201          60,167
Additional Paid-in Capital                              25,768,727      25,775,417
Accumulated Deficit                                    (17,889,206)    (18,372,717)
                                                      ------------    ------------
                                                         7,939,722       7,462,867
                         TOTAL LIABILITES AND
                         STOCKHOLDERS EQUITY          $ 12,090,843    $ 13,912,955
                                                      ============    ============

See accompanying notes to consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED

                                                                   Three Months
                                                                  Ended June 30,
                                                               2001           2000
                                                           -----------    -----------

Revenue from operations:
    Oil and gas sales                                      $ 1,462,015    $ 1,141,506
    Pipeline operations                                        231,878        588,236
    Operating  fees                                               --           78,188
                                                           -----------    -----------
                    REVENUE FROM OPERATIONS                  1,693,893      1,807,930

Cost of operations:
    Lease operating expenses                                   293,626        314,876
    Pipeline operating expenses                                118,210        265,252
    Depletion, depreciation, amortization and abandonment      424,646        454,502
    General and administrative                                 777,661        572,198
                                                           -----------    -----------
                    COST OF OPERATIONS                       1,614,143      1,606,828
                                                           -----------    -----------

                    INCOME  FROM OPERATIONS                     79,750        201,102

Other income (expense):
    Interest and other expense                                (164,402)       (32,586)
    Interest and other income                                   44,352         18,042
                                                           -----------    -----------

                    INCOME (LOSS) BEFORE MINORITY
                    INTEREST AND INCOME TAXES                  (40,300)       186,558

Minority interests                                             (29,106)       (35,861)

Provision for income taxes                                        --             --
                                                           -----------    -----------

Net income (loss)                                          $   (69,406)   $   150,697
                                                           ===========    ===========

Earnings (loss) per share-basic                            $     (0.01)   $      0.03
                                                           ===========    ===========

Earnings (loss) per share-diluted                          $     (0.01)   $      0.03
                                                           ===========    ===========

Weighted average number of common shares outstanding
      and potential dilutive common shares:
    Basic                                                    6,020,051      5,951,436
                                                           ===========    ===========
    Diluted                                                  6,020,051      6,002,072
                                                           ===========    ===========


See accompanying notes to consolidated financial statements.



                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED


                                                                    Six Months
                                                                  Ended June 30,
                                                               2001           2000
                                                           -----------    -----------

Revenue from operations:
    Oil and gas sales                                      $ 3,252,867    $ 2,177,215
    Pipeline operations                                        554,076      1,059,082
    Operating  fees                                               --          156,414
                                                           -----------    -----------
                    REVENUE FROM OPERATIONS                  3,806,943      3,392,711

Cost of operations:
    Lease operating expenses                                   627,390        598,463
    Pipeline operating expenses                                268,948        506,245
    Gain on sale of assets                                  (1,417,626)          --
    Depletion, depreciation, amortization and abandonment    2,002,808        910,772
    General and administrative                               1,596,164      1,070,733
                                                           -----------    -----------
                    COST OF OPERATIONS                       3,077,684      3,086,213
                                                           -----------    -----------

                    INCOME FROM OPERATIONS                     729,259        306,498

Other income (expense):

    Interest and other expense                                (329,642)       (56,481)
    Interest and other income                                   97,473         21,164
                                                           -----------    -----------

                    INCOME BEFORE MINORITY
                    INTEREST AND INCOME TAXES                  497,090        271,181

Minority interests                                             (13,582)       (67,647)

Provision for income taxes                                        --             --
                                                           -----------    -----------

Net income                                                 $   483,508    $   203,534
                                                           ===========    ===========

Earnings per common share-basic                            $      0.08    $      0.03
                                                           ===========    ===========

Earnings per common share-diluted                          $      0.08    $      0.03
                                                           ===========    ===========

Weighted average number of common shares outstanding
      and potential dilutive common shares:
    Basic                                                    6,018,440      5,951,158
                                                           ===========    ===========
    Diluted                                                  6,037,458      6,001,794
                                                           ===========    ===========


See accompanying notes to consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

                                                                                         Six Months
                                                                                       Ended June 30,
                                                                                     2001           2000
                                                                                 -----------    -----------

OPERATING ACTIVITIES
    Net income                                                                   $   483,508    $   203,534
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation, amortization and abandonment               2,002,808        910,772
               Minority interest                                                      13,582        (67,647)
               Gain on sale of assets                                             (1,417,626)          --
               Changes in operating assets and liabilities:
                    (Increase) decrease in trade accounts receivable                 957,069       (406,315)
                    (Increase) in prepaid expenses                                  (169,482)      (438,085)
                    Abandonment costs incurred                                    (1,473,960)          --
                    Increase in accounts payable and other current liabilities        51,013        331,420
                                                                                 -----------    -----------
                                          NET CASH PROVIDED BY
                                          OPERATING ACTIVITIES                       446,912        533,679


INVESTING ACTIVITIES
    Oil and gas prospect generation costs                                               --         (563,222)
    Reimbursement of oil and gas prospect generation costs                              --          563,222
    Purchases of property and equipment                                           (1,602,571)       (93,069)
    Exploration and development costs                                               (387,000)          --
    Net proceeds from sale of assets                                               4,625,000           --
    Funds escrowed for abandonment costs                                             (34,347)      (280,296)
    Release of escrowed funds for abandonment                                      1,451,446           --
    Development costs - Petroport                                                    (49,510)       (67,593)
    Development costs - New Avoca                                                   (158,497)      (111,411)
    Acquisition of additional interest in Drillmar, net of cash acquired            (270,529)          --
    Increase in other assets                                                        (214,140)       (42,355)
                                                                                 -----------    -----------
                                          NET CASH PROVIDED BY (USED IN)
                                          INVESTING ACTIVITIES                     3,359,852       (594,724)

FINANCING ACTIVITIES
    Net proceeds from borrowings                                                     100,000        200,000
    Payments on borrowings                                                        (2,218,412)      (100,633)
    Other                                                                             (6,656)        (5,645)
                                                                                 -----------    -----------
                                          NET CASH PROVIDED BY (USED IN)
                                          FINANCING ACTIVITIES                    (2,125,068)        93,722

                                          INCREASE  IN CASH                        1,681,696         32,677

CASH AT BEGINNING OF PERIOD                                                        2,071,682      1,166,730
                                                                                 -----------    -----------

CASH AT JUNE 30                                                                  $ 3,753,378    $ 1,199,407
                                                                                 ===========    ===========

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                                                $    98,500    $    74,399
                                                                                 ===========    ===========

    Income taxes paid                                                            $     6,530    $     8,430
                                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                  June 30, 2001
1. Related Party Transactions

In December 1999, the Company issued a $1,000,000 convertible promissory note to Harris A. Kaffie, a director of the Company. This convertible promissory note originally due June 1, 2000 was extended to March 31, 2001, bore interest at 10% per annum, and was convertible into common stock at $6.00 per share. This convertible promissory note and accrued interest of $64,361 were paid in January 2001.

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

At June 30, 2001, Ivar Siem provided Drillmar $100,000 and was issued an unsecured promissory note due December 31, 2001, bearing interest at 10% per annum. In July 2001, Drillmar was provided $300,000 from Ivar Siem and $200,000 from Harris Kaffie and were issued unsecured promissory notes due December 31, 2001, bearing interest at 10% per annum. The promissory note due to Harris Kaffie was paid on August 7, 2001. Accrued interest of $986 was also paid to Mr. Kaffie in August 2001. The promissory notes issued by Drillmar are non recourse to the Company.

2. Contingencies

In December 1999, American Resources Offshore, Inc. ("American Resources") received approximately $4.5 million from Blue Dolphin Exploration Company for American Resources common stock representing a 75% ownership interest, and $24.2 million from Fidelity Oil Holdings, Inc. ("Fidelity Oil") for an 80% interest in its Gulf of Mexico assets. American Resources senior secured debt was held by Den norske Bank ("Den norske"). Den norske sold the senior debt to the Company for the right to receive a possible future payment if the cumulative net revenues received by American Resources and Fidelity Oil attributable to American Resources proved oil and gas reserves in the Gulf of Mexico as of January 1, 1999, exceed $30.0 million during the period January 1, 1999 through December 31, 2001. If that occurs, Den norske will be entitled to receive an amount equal to 50% of the net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske, 80% will be paid by Fidelity Oil and 20% will be paid by American Resources. The payment, if any, is due on March 15, 2002. American Resources estimates that it is probable that a payment to Den norske will be due based upon these terms and current market conditions. The Company has provided for a liability to Den norske in the amount of $850,000 at June 30, 2001.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  (Continued)

On May 8, 2000, American Resources, a 77% indirectly owned subsidiary of the Company, and its former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N Gas and Howard Energy Marketing, L.L.C. v. American Resources Offshore, Inc. et al (Case No H-00-1371). The lawsuit alleges, among other things, that H&N Gas ("H&N") was defrauded by American Resources in connection with gas purchase options and gas price swap contracts entered into from February 1998 through September 1999. H&N alleges unlawful collusion between American Resources' prior management and the then president of H&N, Richard Hale ("Hale"), to the detriment of H&N. H&N generally alleges that Hale directed H&N to purchase illusory options from American Resources that bore no relation to any physical gas business and that American Resources did not have the financial resources and/or sufficient quantity of gas to perform. H&N further alleges that American Resources and Hale colluded with respect to swap transactions that were designed to benefit American Resources at the expense of H&N Gas. H&N further alleges civil conspiracy against all the defendants. H&N is seeking approximately $6.2 million in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees against American Resources directly. As a result of its conspiracy allegation, H&N also contends that all defendants are jointly and severally liable for over $62.0 million dollars in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees. American Resources intends to vigorously defend this claim.

As a result of the decision to cease operating activities in the Buccaneer Field, the Company's leases in or on the Buccaneer Field terminated in January 2001. The Company must plug and abandon all remaining wells and remove platform facilities within one year from the termination of the leases. In the first quarter of 2001, the Company plugged and abandoned its remaining wells at a cost of approximately $1.4 million. Removal of the platform facilities is expected to take place in the second half of 2001 at an additional cost estimated to be $5.1 million. The Company increased its estimate of the cost of abandonment of the Buccaneer Field by approximately $1.1 million from December 31, 2000. The
Company used $1.4 million of funds escrowed to pay for well plugging and abandonment costs.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

3. Acquisition of Drillmar Inc.

Effective May 1, 2001 the Company increased its ownership in Drillmar Inc. ("Drillmar") from 37.5% to 64%. Consideration paid by the Company includes cash of approximately $131,000, a contribution of services in the amount of $298,000, and an undertaking to contribute an additional $136,000 of cash and/or services. The Company's consolidated income for the six months ended June 30, 2001 includes 37.5% of Drillmar's operations for the four months ended April 30, 2001 and 64% of Drillmar's operations for the two months ended June 30, 2001.

Certain amounts in the six month consolidated statements of operations and cash flows have been reclassified to reflect the consolidation of Drillmar effective January 1, 2001.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

4. Earnings Per Share

The Company applies the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.

The following table provides a reconciliation between basic and diluted earnings per share:

                                                        Weighted
                                                        average
                                                     common shares
                                                       outstanding
                                                      and dilutive      Per
                                        Net Income     potential       share
                                          (Loss)     common shares     amount
                                        ---------    -------------   ---------
Six Months ended June 30, 2001
    Basic earnings per share            $ 483,508        6,018,440    $    0.08
    Effect of dilutive stock
        options                                             19,018
                                        ---------    -------------    ---------
    Diluted earnings per share          $ 483,508        6,037,458    $    0.08
                                        =========    =============    =========


Six Months ended June 30, 2000
    Basic earnings per share            $ 203,534        5,951,158    $    0.03
    Effect of dilutive stock
          options                                           50,636
                                        ---------    -------------    ---------
    Diluted earnings per share          $ 203,534        6,001,794    $    0.03
                                        =========    =============    =========

Quarter ended June 30, 2001
    Basic earnings (loss) per share     $ (69,406)       6,021,051    $   (0.01)
                                        ---------    -------------    ---------
    Diluted earnings (loss) per share   $ (69,406)       6,021,051    $   (0.01)
                                        =========    =============    =========


Quarter ended June 30, 2000
    Basic earnings per share            $ 150,697        5,951,436    $    0.03
    Effect of dilutive stock
          options                                           50,636
                                        ---------    -------------    ---------
    Diluted earnings per share          $ 150,697        6,002,072    $    0.03
                                        =========    =============    =========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

5. Recently Issued Accounting Pronouncements

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

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As of the date of adoption, the Company does not expect to have unamortized goodwill, unamortized identifiable assets, or unamortized negative goodwill.

In August 2001, the Financial Accounting Standards Board approved Statement No. 143 ("SFAS 143") "Asset Retirement Obligations". The Company has not assessed the impact of SFAS 143 at this time.

6. Sale of Assets

On January 22, 2001, the Company sold its 50% interest in the Black Marlin Pipeline System to affiliates of the Williams Companies, Inc. for approximately $4.6 million. The Black Marlin Pipeline System includes a 75-mile gas and condensate gathering line with related shore facilities servicing the High Island Area, offshore Texas (the "Black Marlin Pipeline") and the 3-mile lateral pipeline constructed in 2000, extending from High Island Block A-5 to an interconnection into the Black Marlin Pipeline in High Island Block A-6 (the "A-5 Lateral").

This disposition was consummated, in part, through a sale of all of the outstanding capital stock of Black Marlin Pipeline Company (formerly an indirect wholly owned subsidiary of the Company) the owner of a 50% interest in the Black Marlin Pipeline, pursuant to a Purchase and Sale Agreement dated January 12, 2001 (the "Stock Purchase Agreement") among Black Marlin Energy Company, a wholly owned subsidiary of the Company, MCNIC Offshore Pipeline & Processing Company ("MCNIC"), WBI Southern, Inc. ("WBI") and Williams Field Services Group, Inc. The Company received $3.6 million for the outstanding capital stock of Black Marlin Pipeline Company and recorded a gain of $1,305,534.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

The remaining part of this disposition was consummated through the sale of the A-5 Lateral owned 50% by Blue Dolphin Pipe Line Company, a wholly owned subsidiary of the Company ("BDPL"), pursuant to a Purchase and Sale Agreement dated January 12, 2001, among BDPL, MCNIC, WBI and Williams Field Services -
Gulf Coast Company, L.P. The Company received $1.0 million for its interest in the A-5 Lateral, and recorded a gain of $112,092.

7. Business Segment Information

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the six months and three months ended June 30, 2001, and 2000, and at June 30, 2001 and December 31, 2000 is as follow:



                                                                                                            Depletion,
                                                                                            Operating      depreciation,
                                                                          Intersegment        income     amortization, and
                                                           Revenues         revenues        (loss)(1)      abandonment(2)
                                                        -------------    -------------    -------------    -------------

Six months ended June 30, 2001:
     Oil and gas exploration and
         production and operating fees                  $   3,252,867             --           (167,317)       1,896,995
     Pipeline operations                                      554,076             --          1,459,676           90,491
     Other                                                       --                            (563,100)          15,322
                                                        -------------                     -------------    -------------
     Consolidated                                           3,806,943             --            729,259        2,002,808
     Other income                                                                              (232,169)
                                                                                          -------------
     Income before minority interest and income taxes                                           497,090


Six months ended June 30, 2000:
     Oil and gas exploration and
     production and operating fees                      $   2,336,629          3,000            833,823          719,654
     Pipeline operations                                    1,070,337         11,255            303,039          176,454
     Other                                                    (14,255)                         (830,364)          14,664
                                                        -------------                     -------------    -------------
     Consolidated                                           3,392,711             --            306,498          910,772
     Other expense                                                                              (35,317)
                                                                                          -------------
     Income before minority interest and income taxes                                           271,181


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)


                                                                                                            Depletion,
                                                                                            Operating      depreciation,
                                                                          Intersegment        income     amortization, and
                                                           Revenues         revenues        (loss)(1)      abandonment(2)
                                                        -------------    -------------    -------------    -------------

Three months ended June 30, 2001:
     Oil and gas exploration and
         production and operating fees                  $   1,462,015             --            364,289          383,703
     Pipeline operations                                      231,878             --             10,307           36,684
     Other                                                       --                            (294,846)           4,259
                                                        -------------                     -------------    -------------
     Consolidated                                           1,693,893             --             79,750          424,646
     Other expense                                                                             (120,050)
                                                                                          -------------
     Loss before minority interest and income taxes                                             (40,300)


Three months ended June 30, 2000:
     Oil and gas exploration and
         production and operating fees                  $   1,221,194            1,500          434,293          358,667
     Pipeline operations                                      593,006            4,770          184,534           88,173
     Other                                                     (6,270)                         (417,725)           7,662
                                                        -------------                     -------------    -------------
     Consolidated                                           1,807,930             --            201,102          454,502
     Other expense                                                                              (14,544)
                                                                                          -------------
     Income before minority interest and income taxes                                           186,558



                                                    June 30,        December 31,
                                                      2001              2000
                                                  -----------       -----------
                  Identifiable assets:
                        Oil and gas exploration
                           and production         $ 3,993,445       $ 4,164,299
                       Pipeline operations          6,870,778         8,958,876
                       Other                        1,226,620           789,780
                                                  -----------       -----------
                       Consolidated                12,090,843        13,912,955


         1. Consolidated income from operations includes $547,780 and $801,445 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $15,322 and $14,664 for the six months ended June 30, 2001 and 2000, respectively.

                  Consolidated income from operations includes $290,587 and $403,792 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $4,259 and $7,662 for the quarters ended June 30, 2001 and 2000, respectively.

         2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $9,870 and $9,870 for the six months ended June 30, 2001 and 2000, respectively. Oil and gas depletion, depreciation, amortization and abandonment includes a provision for abandonment costs of platforms and wells of $11,925 for the six months ended June 30, 2000. In addition, the Company recorded an expense of approximately $1,100,000 for the six months ended June 30, 2001, as a result of a change in the estimation of costs associated with the Buccaneer Field abandonment.

         3. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $4,935 and $4,935 for the quarters ended June 30, 2001 and 2000, respectively. Oil and gas depletion, depreciation, amortization and abandonment includes a provision for abandonment costs of platforms and wells of $5,430 for the quarter ended June 30, 2000.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect", "plan", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin" or the "Company") cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors that could cause actual results to vary from forward-looking statements are discussed in our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 11, 2001 under the caption "Risk Factors". The Risk Factors section of this Registration Statement is incorporated by reference into this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the additional factors which may affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Condensed Consolidated Financial Statements included in Item 1. of this report.

RECENT DEVELOPMENTS
-------------------

The Company previously announced a gas discovery in High Island Area Block A-7, in the Gulf of Mexico. The Company acquired the block in 1995, and owns an 8.9% reversionary working interest after lease-wide payout is first achieved.
Production from the first well in the block began in September 2000. Currently there are three wells producing at a combined rate of approximately 60 Mmcf of gas per day. A fourth well is currently being drilled. Before the Company is assigned its working interest, the initial working interest owners must achieve lease-wide payout of their investment. The Company expects payout to occur in the fourth quarter 2001 or first quarter 2002, however, if additional wells are drilled, payout may not occur until later in 2002.

Effective May 1, 2001 the Company increased its ownership in Drillmar Inc. from 37.5% to 64%. Consideration paid by the Company includes cash of approximately $131,000, a contribution of services in the amount of $298,000, and an undertaking to contribute an additional $136,000 of cash and/or services. At June 30, 2001, Ivar Siem provided Drillmar $100,000 and was issued an unsecured promissory note due December 31, 2001, bearing interest at 10% per annum. In July 2001, Drillmar was provided $300,000 from Ivar Siem and $200,000 from Harris Kaffie and were issued unsecured promissory notes due December 31, 2001, bearing interest at 10% per annum. The promissory note due to Harris Kaffie was paid on August 7, 2001. Accrued interest of $986 was also paid to Mr. Kaffie in August 2001. The promissory notes issued by Drillmar are non recourse to the Company.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following table summarizes the Company's financial position at June 30, 2001 and December 31, 2000 (amounts in thousands):


                                 June 30, 2001            December 31, 2000
                                 -------------             ---------------
                                Amount      %              Amount      %
                                ------   ------            ------   ------

Working capital                 $2,558       28            $1,388       15
Property and equipment, net      3,787       41             5,345       58
Other noncurrent assets          2,807       31             2,476       27
                                ------   ------            ------   ------
Total                           $9,152      100            $9,209      100
                                ======   ======            ======   ======



Other non-current liabilities   $ --       --              $  550        6
Minority interest                1,212       13             1,196       13
Stockholders' equity             7,940       87             7,463       81
                                ------   ------            ------   ------
Total                           $9,152      100            $9,209      100
                                ======   ======            ======   ======

The change in the Company's financial position from December 31, 2000 to June 30, 2001, was primarily due to the sale of its' 50% interest in the Black Marlin Pipeline System.

Historically, the Company has relied on the proceeds from financing activities and the sale of assets to supplement its capital requirements. In the six months ended June 30, 2001 ("current period"), the Company financed its activities through both the sale of assets and operating activities.

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

                                                               Six Months Ended
                                                               ----------------
                                                                  June 30
                                                                  -------
                                                             2001       2000
                                                             -------    -------
       Net cash provided by (used in):
       Operating activities                                  $   447    $   534
       Investing activities                                    3,360       (595)
       Financing activities                                   (2,125)        94
                                                             -------    -------
            Net increase in cash                             $ 1,682    $    33
                                                             =======    =======


The Company's cash flow from operating activities decreased by $0.1 million in the current period compared to the six months ended June 30, 2000 ("previous period"), due primarily to the decrease in cash flow from abandonment costs offset in part by the increased cash flow generated from the Company's American Resources oil and gas properties.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Cash flow provided by investing activities during the current period included the proceeds from the sale of the Company's interest in the Black Marlin Pipeline System of approximately $4.6 million. Cash flow used in investing activities included the construction of a new offshore platform installed to operate the Blue Dolphin Pipeline of approximately $1.5 million, investment costs associated with Drillmar of approximately $0.2 million and exploration and development costs associated with an American Resources oil and gas property of approximately $0.3 million.

Cash flow used in financing activities during the current period consisted of the payment of promissory notes in the principal amount of approximately $2.2 million, see Item 1., Note 1., Related Party Transactions.

On January 22, 2001, the Company and its partners sold the Black Marlin Pipeline System for $7.3 million, and the High Island Block A-5 lateral constructed in 2000 for $2.0 million, to Williams Field Services; $3.6 million and $1.0 million, respectively, net to the Company's interest. The Black Marlin System accounted for 15% of the Company's revenues in the previous period.

In November 2000, the Company elected to abandon the Buccaneer Field due to adverse developments in the field. The Company reached an agreement with Tetra to plug and abandon the wells in the field. In the current period the remaining wells in the Buccaneer Field were plugged and abandoned for approximately $1.4 million. The Company used its escrow fund for abandonment obligations to fund the plugging of the Buccaneer Field wells. In addition, Maritech Resources, Inc. ("Maritech") an affiliate of Tetra, purchased an adjacent lease for which the Company provided production operating services. In December 2000, as a result of the Company's plans to abandon the Buccaneer Field platform facilities, the Company and Maritech terminated the operating agreement. A new platform was installed in the current period in Galveston Block 288 to operate and maintain the Blue Dolphin Pipeline System. The Blue Dolphin Pipeline System was previously tied into and operated from the Buccaneer Field platforms. The installation of the new platform and its connection to the Blue Dolphin Pipeline System cost approximately $1.5 million net to the Company's 50% interest.

In August 2001, the Company reached an agreement with Tetra to remove the Buccaneer Field platforms for a cost of approximately $2.6 million. In addition, Tetra extended payment terms, whereby the Company will pay 20% upon completion and 5% per month for twelve months, with the remaining balance due in the thirteenth month. To provide security for the extended payment, the Company is providing Tetra with a first lien on its interest in the Blue Dolphin Pipeline System. The Company will continue to seek extended payment arrangements for certain of its remaining abandonment costs estimated to be $2.5 million.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The Company's reserves and future net revenues reported at December 31, 2000 reflect capital expenditures totaling $898,900 for the year ending December 31, 2001. Management will continue to evaluate its capital expenditure program based on, among other things, field reservoir performance, availability and cost of drilling and workover equipment, and demand and prices obtainable for the Company's production, as well as availability of capital resources. There can be no assurance that reserves will be developed as currently planned. At June 30, 2001, the Company incurred capital expenditures totaling 387,000 which was associated with the development of its interest in the American Resources' Galveston Block 418 property. The Company currently believes that capital expenditures for the second half of 2001 will be $753,000.

In December 1999, American Resources was paid approximately $4.5 million by Blue Dolphin Exploration for American Resources common stock, representing a 75% ownership interest, and $24.2 million by Fidelity Oil for an 80% interest in its' Gulf of Mexico assets. The proceeds were used by American Resources to retire certain indebtedness. The indebtedness included American Resources senior secured debt totaling approximately $51.2 million to Den norske bank ("Den norske"). Den norske sold the senior debt for $27.0 million and a contingent future payment if the cumulative net revenues received by American Resources and Fidelity Oil attributable to American Resources proved oil and gas reserves in the Gulf of Mexico as of January 1, 1999, exceed $30.0 million during the period January 1, 1999, through December 31, 2001. If that occurs Den norske will be entitled to receive an amount equal to 50% of the net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske, 80% will be paid by Fidelity Oil and 20% will be paid by American Resources. The payment, if any, is due on March 15, 2002. American Resources estimates that it is probable that a payment to Den norske will be due based upon current market conditions. The Company has provided for a liability to Den norske in the amount of $850,000 at June 30, 2001.

The Company believes that it has, or can obtain, adequate capital to continue to meet its anticipated capital requirements. In the past, the Company's requirements have been financed by the disposition of certain assets, for example, interests in its pipelines, by borrowings from a commercial bank, private placements of its equity and debt securities, and investments by its directors. However, there can be no assurance that the Company will be able to continue to obtain financing from these sources or sell assets on commercially acceptable terms. The Company's inability to finance its capital requirements may adversely affect its' results of operations, timing for major pipeline expansions, growth in oil and gas prospect generation activities, developmental midstream projects and other projects.

RESULTS OF OPERATIONS
---------------------

The Company reported net income for the six months ended June 30, 2001, ("current period") of $483,508, compared to net income of $203,534 reported for the six months ended June 30, 2000 ("previous period"). The difference in net income is primarily due to the gain on the sale of the Black Marlin Pipeline System of $1,417,626 offset in part by a current period increase to the Company's Buccaneer Field abandonment obligations of approximately $1,100,000.

For the quarter ended June 30, 2001 ("current quarter") the Company reported a net loss of $69,406 compared to net income of $150,697 for the quarter ended June 30, 2000 ("previous quarter"). The reduction is due to decreases in pipeline transportation revenues in the current quarter from the sale of the Black Marlin Pipeline System in January 2001 and the consolidation of Drillmar Inc. which had an operating loss of $61,968, (net of minority interest) for the quarter ended June 30, 2001.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Revenues:

First Half 2001 vs. First Half 2000. Current period revenues from oil and gas sales increased by $1,075,652, from those of the previous period. Revenues from American Resources properties increased by $1,308,090 in the current period compared to the previous period due to a 60% increase in commodity prices on a million cubic feet of gas equivalent basis ("Mmcfe"), resulting in increased revenues of $1,222,620 and an increase in production volumes of 8% on an Mmcfe basis, resulting in a $155,760 increase in revenues. The increase in oil and gas sales in the current period was partially offset by loss of revenues from the Buccaneer Field, which were $233,759 in the previous period.

Current period revenues from pipeline operations decreased by $505,006 or 48% from the previous period. The decrease was due to the sale of the Black Marlin Pipeline System on January 22, 2001. The Black Marlin Pipeline System provided revenues of $568,776 for the previous period compared to $49,640 for the current period.

The Company did not have current period revenues from operating fees due to the termination of the operating agreement with Maritech in December 2000.

Second Quarter 2001 vs. Second Quarter 2000. Current quarter revenues from oil and gas sales increased by $320,509, from those of the previous quarter. Revenues from American Resources properties increased by $443,877 in the current quarter compared to the previous quarter due to a 62% increase in gas prices. The increase in oil and gas sales in the current quarter was partially offset by loss of revenues from the Buccaneer Field, which were $123,368 in the previous quarter.

Current quarter revenues from pipeline operations decreased by $356,358 or 61% from the previous quarter. The decrease was primarily due to the sale of the Black Marlin Pipeline System on January 22, 2001. The Black Marlin Pipeline System provided revenues of $337,327 for the second quarter of 2000 compared to no revenues for the current quarter.

The Company did not have current quarter revenues from operating fees due to the termination of the operating agreement with Maritech in December 2000.

Costs and Expenses:

First Half 2001 vs. First Half 2000. Current period pipeline operating expenses decreased by $237,297 or 47% from the previous period. The decrease was primarily due to the sale of Black Marlin Pipeline System on January 22, 2001. Black Marlin Pipeline System operating expenses were $244,474 for the previous period compared to $33,462 for the current period.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Current period depletion, depreciation, amortization and abandonment increased $1,092,036 from the previous period. The increase was due to an 8% increase in production volumes resulting in increased depletion of $68,103 offset in part by a decrease of $83,223, resulting from the sale of the Black Marlin Pipeline System. The Company recorded depletion expense of $33,916 in the previous period for the Buccaneer Field. The Company recorded an increase in the estimated costs associated with the Buccaneer Field abandonment of approximately $1,100,000 in the current period. During the current period, the Company plugged and abandoned the remaining Buccaneer Field wells for a total cost of approximately $1.4 million. In addition, the Company estimates cost of $5.1 million to remove the Buccaneer Field platforms. At December 31, 2000, the provision for abandonment was approximately $5.4 million, thus the Company has recorded an adjustment to the estimated abandonment cost of approximately $1,100,000 in the current period.

General and administrative expenses for the current period increased $525,431 from the previous period. The increase was due in part to an increase in legal expense associated with the H&N lawsuit of approximately $74,000 and the termination of the Management Services Agreement between the Company and Fidelity Oil, whereby the Company managed Fidelity Oil's interest in the oil and gas assets it acquired from American Resources in December 1999, resulting in an increase of approximately $200,000. The management fees received from Fidelity Oil had been recorded as a reduction to general and administrative expenses. In addition, general and administrative expenses of $299,472 were recorded in the current period as a result of the consolidation of Drillmar.

Interest and other expense increased $273,161 in the current period due to a $300,000 increase in the provision for the contingent payment to Den norske Bank.

Second Quarter 2001 vs. Second Quarter 2000. Current quarter pipeline operating expenses decreased by $147,042 or 55% from the previous quarter. The decrease was primarily due to the sale of the Black Marlin Pipeline System on January 22, 2001.

Current quarter depletion, depreciation and amortization decreased $29,856 from the previous quarter. The decrease was primarily due to decrease of $49,934, resulting from the sale of the Black Marlin Pipeline System.

General and administrative expenses for the current quarter increased $205,463 from the previous quarter. The increase was primarily due to expenses of $110,538 recorded in the current quarter associated with Drillmar and the termination of the Management Services Agreement between the Company and Fidelity Oil, whereby the Company managed Fidelity Oil's interest in the oil and gas assets it acquired from American Resources in December 1999, resulting in an increase of approximately $120,000. The management fees received from Fidelity Oil had been recorded as a reduction to general and administrative expenses.

Interest and other expense increased $131,816 in the current quarter due to a $150,000 increase in the provision for the contingent payment to Den norske Bank.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On May 8, 2000, American Resources, a 77% indirectly owned subsidiary of the Company, and its former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N Gas and Howard Energy Marketing, L.L.C. v. American Resources Offshore, Inc. et al (Case No H-00-1371). The lawsuit alleges, among other things, that H&N Gas ("H&N") was defrauded by American Resources in connection with gas purchase options and gas price swap contracts entered into from February 1998 through September 1999. H&N alleges unlawful collusion between American Resources' prior management and the then president of H&N, Richard Hale ("Hale"), to the detriment of H&N. H&N generally alleges that Hale directed H&N to purchase illusory options from American Resources that bore no relation to any physical gas business and that American Resources did not have the financial resources and/or sufficient quantity of gas to perform. H&N further alleges that American Resources and Hale colluded with respect to swap transactions that were designed to benefit American Resources at the expense of H&N Gas. H&N further alleges civil conspiracy against all the defendants. H&N is seeking approximately $6.2 million in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees against American Resources directly. As a result of its conspiracy allegation, H&N also contends that all defendants are jointly and severally liable for over $62.0 million dollars in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees. American Resources intends to vigorously defend this claim.

ITEM 5.     OTHER INFORMATION

During the second quarter of 2000, American Resources' Board of Directors formed a special committee for the purpose of evaluating the possible exchange of its' outstanding common stock and preferred stock for shares of the common stock of the Company. The special committee is made up of American Resources' directors who are not affiliated with the Company.

On August 6, 2001, the Company and American Resources reached an agreement in principle for the Company to acquire by merger all outstanding shares of American Resources' common stock not owned by the Company and all outstanding shares of American Resources' Series 1993 8% Convertible Preferred Stock. The agreements in principle calls for the holders of American Resources' common stock to receive one share of Blue Dolphin common stock for each 36.2 shares of American Resources common stock owned and for holders of American Resources' preferred stock to receive one share of Blue Dolphin common stock for each 33.2 shares of American Resources preferred stock owned. If the proposed merger is completed, American Resources will become a wholly-owned subsidiary of the Company and former stockholders of American Resources will become stockholders of the Company. The proposed merger is subject to, among other things, execution of a definitive merger agreement and approval of the merger by American Resources' stockholders.

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

                                           By: BLUE DOLPHIN ENERGY COMPANY



Date:    August 20, 2001                     /s/ Michael J. Jacobson
                                           -------------------------------
                                           Michael J. Jacobson
                                           President and Chief Executive Officer



                                             /s/ G. Brian Lloyd
                                           -------------------------------
                                           G. Brian Lloyd
                                           Vice President, Treasurer