Form 10-Q
period 2001-09-30
BLUE DOLPHIN ENERGY CO
filed 2001-11-14
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the period ended:          September 30, 2001

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

                  801 Travis, Suite 2100, Houston, Texas 77002
               (Address of principal executive offices)(Zip Code)

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

6,023,725  shares of the  Registrants'  common stock,  par value $.01 per share,
--------------------------------------------------------------------------------
where outstanding at November 8, 2001.
--------------------------------------

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Blue Dolphin Energy Company and subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. The Company follows the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. The Company believes that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,   December 31,
                                                                                                2001            2000
                                                                                           ------------    ------------
                                                                                           (Unaudited)
                                 ASSETS

Current Assets:
   Cash and cash equivalents                                                               $  3,136,835    $  2,071,682
   Trade accounts receivable                                                                  1,299,661       2,406,751
   Funds escrowed for abandonment                                                                69,604       1,485,728
   Prepaid expenses                                                                             261,966         127,913
                                                                                           ------------    ------------
                         TOTAL CURRENT ASSETS                                                 4,768,066       6,092,074

Property and Equipment at cost:
   Oil and Gas properties, including $430,782
   of unproved leasehold cost at September 30, 2001
   and December 31, 2000, respectively
   (full-cost method)                                                                        28,562,867      28,032,211
   Onshore separation and handling facilities                                                 1,583,428       1,583,610
   Land                                                                                         850,000         930,500
   Pipelines                                                                                  2,950,621       4,845,975
   Other property and equipment                                                                 402,994         397,683
                                                                                           ------------    ------------
                                                                                             34,349,910      35,789,979
  Accumulated depletion, depreciation and amortization                                      (30,285,969)    (30,444,622)
                                                                                           ------------    ------------
                                                                                              4,063,941       5,345,357

Deferred federal income tax                                                                     244,444         244,444
Investment in Petroport                                                                       1,935,862       1,885,219
Other assets                                                                                    841,660         345,861
                                                                                           ------------    ------------

                         TOTAL ASSETS                                                      $ 11,853,973    $ 13,912,955
                                                                                           ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                                                  $  1,545,922    $  1,557,850
   Current portion of long term debt                                                               --           218,412
   Notes payable - related parties                                                                 --         2,000,000
   Accrued expenses and other liabilities                                                     1,673,151         927,347
                                                                                           ------------    ------------
                         TOTAL CURRENT LIABILITIES                                            3,219,073       4,703,609

Other non-current liabilities                                                                      --           550,000
Minority interests                                                                            1,133,634       1,196,479

Contingencies

Common Stock, (10,000,000 shares authorized, 6,022,875 shares issued and outstanding
   at September 30, 2001, 6,016,718 shares issued and outstanding at December 31, 2000.)         60,229          60,167
Additional Paid-in Capital                                                                   25,749,549      25,775,417
Accumulated Deficit                                                                         (18,308,512)    (18,372,717)
                                                                                           ------------    ------------
                                                                                              7,501,266       7,462,867
                         TOTAL LIABILITES AND
                         STOCKHOLDERS' EQUITY                                              $ 11,853,973    $ 13,912,955
                                                                                           ============    ============

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                        Nine Months
                                                                     Ended September 30,
                                                                    2001            2000
                                                               ------------    ------------
Revenue from operations:
    Oil and gas sales                                          $  4,099,606    $  3,810,333
    Pipeline operations                                             784,003       1,716,102
    Operating  fees                                                    --           234,338
                                                               ------------    ------------
                                                                  4,883,609       5,760,773
                                                               ------------    ------------

Cost of operations:
    Lease operating expenses                                        888,805         951,068
    Pipeline operating expenses                                     425,852         753,726
    Gain on sale of assets                                       (1,417,626)           --
    Depletion, depreciation, amortization and abandonment         2,379,402       1,441,694
    Impairment of oil and gas properties                               --        10,654,976
    General and administrative                                    2,138,475       1,583,151
                                                               ------------    ------------
                                                                  4,414,908      15,384,615
                                                               ------------    ------------

                    OPERATING PROFIT (LOSS)                         468,701      (9,623,842)

Other income (expense):

    Interest and other expense                                     (356,868)       (140,405)
    Interest and other income                                       125,013          77,418
                                                               ------------    ------------

                    INCOME (LOSS) BEFORE MINORITY INTERESTS,
                    AND INCOME TAXES                                236,846      (9,686,829)

Minority interests                                                 (172,641)       (219,223)

Income taxes                                                           --              --
                                                               ------------    ------------

Net income (loss)                                              $     64,205    $ (9,906,052)
                                                               ============    ============

Earnings (loss) per common share-basic                         $       0.01    $      (1.66)
                                                               ============    ============

Earnings (loss) per common share-diluted                       $       0.01    $      (1.66)
                                                               ============    ============

Weighted average number of common shares outstanding
      and potential dilutive common shares:
    Basic                                                         6,019,463       5,955,645
                                                               ============    ============
    Diluted                                                       6,035,216       5,955,645
                                                               ============    ============


See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                        Three Months
                                                                     Ended September 30,
                                                                    2001            2000
                                                               ------------    ------------
Revenue from operations:
    Oil and gas sales                                          $    846,739    $  1,633,118
    Pipeline operations                                             229,927         657,020
    Operating  fees                                                    --            77,924
                                                               ------------    ------------
                                                                  1,076,666       2,368,062
                                                               ------------    ------------

Cost of operations:
    Lease operating expenses                                        261,413         352,605
    Pipeline operating expenses                                     156,904         247,481
    Depletion, depreciation, amortization and abandonment           376,594         530,921
    Impairment of oil and gas properties                               --        10,654,976
    General and administrative                                      708,965         512,418
                                                               ------------    ------------
                                                                  1,503,876      12,298,401
                                                               ------------    ------------

                    OPERATING LOSS                                 (427,210)     (9,930,339)

Other income (expense):
    Interest and other expense                                      (27,225)        (54,824)
    Interest and other income                                        27,540          27,154
                                                               ------------    ------------

                    INCOME (LOSS) BEFORE MINORITY INTERESTS,
                    AND INCOME TAXES                               (426,895)     (9,958,009)

Minority interests                                                    7,595        (151,576)

Income taxes                                                           --              --
                                                               ------------    ------------

Net loss                                                       $   (419,300)   $(10,109,585)
                                                               ============    ============

Loss per common share-basic and diluted                        $      (0.07)   $      (1.69)
                                                               ============    ============

Weighted average number of common shares outstanding
      and potential dilutive common shares:
    Basic                                                         6,021,463       5,964,521
                                                               ============    ============
    Diluted                                                       6,021,463       5,964,521
                                                               ============    ============


See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                                      2001            2000
                                                                                 ------------    ------------

OPERATING ACTIVITIES
    Net income (loss)                                                            $     64,205    $ (9,906,052)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depletion, depreciation, amortization, abandonment and
               impairment                                                           2,379,402      12,096,670
               Minority interests                                                     172,641            --
               Gain on sale of assets                                              (1,417,626)           --
               Changes in operating assets and liabilities:
                    (Increase) decrease in trade accounts receivable                1,107,090        (634,071)
                    Increase in prepaid expenses                                     (134,053)       (613,739)
                    Abandonment costs incurred                                     (2,061,525)           --
                    Increase in accounts payable and other current liabilities        183,876       2,254,121
                                                                                 ------------    ------------
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES                                    294,010       3,196,929
                                                                                 ------------    ------------

INVESTING ACTIVITIES
    Oil and gas prospect generation costs                                                --          (811,555)
    Reimbursement of oil and gas prospect generation costs                               --           811,555
    Purchases of property and equipment                                            (1,737,331)     (1,113,088)
    Exploration and development costs                                                (503,459)     (1,254,952)
    Net proceeds from sale of assets                                                4,625,000         144,999
    Funds escrowed for abandonment costs                                              (31,358)       (298,293)
    Release of escrowed funds for abandonment                                       1,447,482            --
    Investment in Petroport                                                           (53,688)       (138,855)
    Investment in New Avoca                                                          (119,414)        (60,475)
    Investment in Drillmar                                                           (373,885)           --
    Increase in other assets                                                           (2,500)        (32,261)
                                                                                 ------------    ------------
                              NET CASH PROVIDED BY (USED IN)
                              INVESTING ACTIVITIES                                  3,250,847      (2,752,925)
                                                                                 ------------    ------------

FINANCING ACTIVITIES
    Net proceeds from borrowings                                                         --           400,000
    Net proceeds from the sale of stock                                               (25,806)         85,117
    Payments on borrowings                                                         (2,218,412)       (100,633)
    Dividends paid by subsidiary                                                     (235,486)           --
    Other                                                                                --          (123,936)
                                                                                 ------------    ------------
                              NET CASH PROVIDED BY (USED IN)
                              FINANCING ACTIVITIES                                 (2,479,704)        260,548
                                                                                 ------------    ------------

                              INCREASE  IN CASH AND CASH EQUIVALENTS                1,065,153         704,552

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,071,682       1,166,730
                                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  3,136,835    $  1,871,282
                                                                                 ============    ============

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                                                $     98,500    $     75,062
                                                                                 ============    ============

    Income taxes paid                                                            $      6,530    $      8,430
                                                                                 ============    ============


See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


1. Related Party Transactions

In December 1999, the Company issued a $1.0 million unsecured convertible promissory note to Harris A. Kaffie, a director of the Company. This convertible promissory note originally due June 1, 2000 was extended to March 31, 2001, bore interest at 10% per annum, and was convertible into common stock at $6.00 per share. This convertible promissory note and accrued interest of $64,361 were paid in January 2001.

The Company issued three unsecured convertible promissory notes in 2000 totaling $1.0 million; two in the principal amount of $200,000 each on May 25, 2000 and July 6, 2000, issued to Ivar Siem, Chairman of the Company, and one in the principal amount of $600,000 on November 30, 2000, issued to TI A/S, beneficially controlled by Ivar Siem. The convertible promissory notes were due March 31, 2001, bore interest at the rate of 10% per annum and were convertible into common stock at the rate of $6.00 per share. These convertible promissory notes and accrued interest of $32,790 were paid in January 2001.

At June 30, 2001, Ivar Siem loaned Drillmar, Inc., a Delaware corporation ("Drillmar"), $100,000 and was issued an unsecured promissory note due December 31, 2001, bearing interest at 10% per annum. In July 2001, Drillmar was loaned $300,000 from Ivar Siem and $200,000 from Harris Kaffie and they were issued unsecured promissory notes due December 31, 2001, bearing interest at 10% per annum. The promissory note and accrued interest of $986 due to Harris Kaffie was paid in August 2001. In August 2001, Drillmar was loaned $125,000 from Ivar Siem and $125,000 from Harris Kaffie and they where issued unsecured promissory notes due December 31, 2001, bearing interest at 10% per annum. In October 2001 Harris Kaffie loaned an additional $200,000 to Drillmar under the same terms and due date. The promissory notes issued by Drillmar are non-recourse to the Company.

2. Contingencies

The Company has previously announced a gas discovery in High Island Area Block A-7, in the Gulf of Mexico. The Company owns an 8.9% reversionary working interest in this field. The Company will begin to receive revenues from its reversionary interest after "payout" occurs. Payout is scheduled to occur after all of the other working interest owners have recovered their costs and expenses associated with developing the field from sales of production from the field. At the beginning of the third quarter of 2001, there were three wells producing in this field at a combined rate of approximately 60 Mmcf of natural gas per day and a fourth (exploratory) well was being drilled. However, two of the three wells have stopped producing and the remaining well is currently producing approximately 28 Mmcf of natural gas per day. Additionally, the exploratory well that was being drilled was unsuccessful. The Company believes that one of the non-producing wells will be worked-over and the other plugged and abandoned. As a result of these occurrences the Company expects to begin to receive revenues from its reversionary working interest in this field in the third quarter of 2002.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

Prior to the decrease in production in the High Island A-7 field and the corresponding delay in the Company's receipt of payments from its reversionary working interest in this field, the Company believed that it would have adequate capital to meet its obligations and operating needs for the current fiscal year.

However, due to this delay the Company now believes that it will need to raise between $4.5 to $7.0 million of capital to meet its obligations and operating needs. The Company will need to seek external financing and/or sell assets to raise the necessary capital. There can be no assurance that the Company will be able to obtain financing or sell assets on commercially reasonable terms. The Company's inability to raise capital may have a material adverse effect on its financial condition, ability to meet its obligations and operating needs and results of operations.

In December 1999, Blue Dolphin Exploration Company, a wholly owned subsidiary of the Company, purchased shares of American Resources Offshore, Inc. ("American Resources") common stock representing a 75% ownership interest for approximately $4.5 million, and concurrently with this transaction American Resources received $24.2 million from Fidelity Oil Holdings, Inc. ("Fidelity Oil") for an 80% interest in its Gulf of Mexico assets. American Resources senior secured debt was held by Den norske Bank ("Den norske"). In connection with this transaction Den norske sold the senior debt and all related security interests and liens to the Company for the right to receive a possible future payment if the cumulative net revenues received by American Resources and Fidelity Oil attributable to American Resources, proved oil and gas reserves in the Gulf of Mexico as of January 1, 1999, exceed $30.0 million during the period January 1, 1999 through December 31, 2001. If that occurs, Den norske will be entitled to receive an amount equal to 50% of the net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske, 80% will be paid by Fidelity Oil and 20% will be paid by American Resources. The payment, if any, is due on March 15, 2002. American Resources estimates that it is probable that a payment to Den norske will be due based upon this agreement and current market conditions. The Company has provided for a liability to Den norske in the amount of $900,000 at September 30, 2001.

On May 8, 2000, American Resources, a majority owned subsidiary of the Company, and its former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division,
styled H&N Gas and Howard Energy Marketing, L.L.C. v. American Resources Offshore, Inc. et al (Case No H-00-1371). The lawsuit alleges, among other things, that H&N Gas ("H&N") was defrauded by American Resources in connection with gas purchase options and gas price swap contracts entered into from February 1998 through September 1999. H&N alleges unlawful collusion between American Resources' prior management and the then president of H&N, Richard Hale ("Hale"), to the detriment of H&N. H&N generally alleges that Hale directed H&N to purchase illusory options from American Resources that bore no relation to any physical gas business and that American Resources did not have the financial resources and/or sufficient quantity of gas to perform. H&N further alleges that American Resources and Hale colluded with respect to swap transactions that were designed to benefit American Resources at the expense of H&N Gas. H&N further alleges civil conspiracy against all the defendants. H&N is seeking approximately $6.2 million in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees against American Resources directly. As a result of its conspiracy allegation, H&N also contends that all defendants are jointly and severally liable for over $62.0 million dollars in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees. American Resources intends to vigorously defend this claim.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

As a result of the decision to cease operating activities in the Buccaneer Field, the Company's leases in or around the Buccaneer Field terminated in January 2001. The Company must plug and abandon all remaining wells and remove platform facilities. The rules and regulations of the Material Management Service ("MMS") requires that the Company complete the plugging and abandonment within one year after termination of the lease. In the first quarter of 2001, the Company plugged and abandoned the remaining wells at a cost of approximately $1.4 million. Work to remove the two platform facilities began in August 2001 with $216,000 cost incurred as of September 30, 2001. The removal was expected to be completed in December 2001. However, the Company has requested an extension from the Minerals Management Service ("MMS") until mid-2002 to complete the site clearance when weather conditions in the Gulf of Mexico are typically more favorable. The Company received an extension from the MMS until the second quarter of 2002 to begin site clearance at one platform facility location and expects to receive a comparable extension for the remaining platform facility location. The Company still believes that its provision for total abandonment costs of $4.9 million at September 30, 2001 is adequate.

Petroport, Inc. ("Petroport") submitted a proposal for development of a deepwater port in the Gulf of Mexico, south of Sabine Pass, Texas, to a group of area refiners in September, 2001. The refiners are seeking proposals from qualified parties with the intent of evaluating the proposals and developing a consensus on which proposal best meets the objectives of the individual refiners. The Company met with the refiners in October, 2001, to discuss its proposal. No specific timetable has been set for a decision by the refiners however it is anticipated that an indication of the project's viability will be known by year-end. It is possible that the refiners may not reach a consensus, or that the Company is not selected to participate in the project by the individual refiners even if a consensus is reached. If this should occur, the Company's investment in deepwater port project development would likely have no or limited future value.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

3. Acquisition of Drillmar, Inc.

Effective May 1, 2001 the Company increased its ownership in Drillmar from 37.5% to 64%. Consideration paid by the Company included cash of approximately $131,000, a contribution of services in the amount of $434,000.

Effective as of September 30, 2001, Drillmar entered into a merger agreement and merged with Zephyr Drilling Ltd. ("Zephyr"). Prior to the merger, Zephyr was a limited partnership in which Drillmar was the general partner. Zephyr owns a semi-submersible drilling rig that is being retrofitted into a semi-tender. Accordingly, Drillmar and Zephyr were considered to be related parties at the time of the transaction. As a result of the merger, the Company's interest in Drillmar decreased from 64% to 12.8%. Prior to the merger, the Company entered into an agreement with Drillmar whereby it agreed to provide

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

office space and certain administrative services to Drillmar for approximately $40,000 per month. Historically the Company has used the payments it is entitled to receive under this agreement to fund its investment in Drillmar. In connection with the merger the Company received a partial payment under the services agreement in October 2001 and expects to receive full payments beginning in November 2001.

The Company records its investment in Drillmar using the equity method of accounting. Under the equity method, investments are recorded at cost plus the Company's equity in undistributed earnings and losses after acquisition. Intercompany gains and losses are eliminated.

4. Earnings Per Share

The Company applies the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic earnings per share ("EPS") which excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.

The following table provides a reconciliation between basic and diluted earnings per share:
                                                         Weighted-
                                                       Average Number
                                                      of Common Shares
                                                        Outstanding
                                                       and Potential     Per
                                        Net Income        Dilutive      Share
                                          (Loss)       Common Shares    Amount
                                          ------       -------------    ------
Nine Months ended September 30, 2001
    Basic earnings per share           $     64,205       6,019,463    $   0.01
    Effect of dilutive stock options           --            15,753        --
                                       ------------    ------------    --------
    Diluted earnings per share         $     64,205       6,035,216    $   0.01
                                       ============    ============    ========

Nine Months ended September 30, 2000
    Basic and diluted loss per share   ($ 9,906,052)      5,955,645    ($  1.66)
                                       ============    ============    ========
Quarter ended September 30, 2001
    Basic and diluted loss per share   ($   419,300)      6,021,463    ($  0.07)
                                       ============    ============    ========
Quarter ended September 30, 2000
    Basic and diluted loss per share   ($10,109,585)      5,964,521    ($  1.69)
                                       ============    ============    ========

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

This disposition was consummated, in part, through a sale of all of the outstanding capital stock of Black Marlin Pipeline Company (formerly an indirect wholly owned subsidiary of the Company) the owner of a 50% interest in the Black Marlin Pipeline, pursuant to a Purchase and Sale Agreement dated January 12, 2001 (the "Stock Purchase Agreement") among Black Marlin Energy Company, a wholly owned subsidiary of the Company, MCNIC Offshore Pipeline & Processing Company ("MCNIC"), WBI Southern, Inc. ("WBI") and Williams Field Services Group, Inc. The Company received $3.6 million for the outstanding capital stock of Black Marlin Pipeline Company and recorded a gain of $1.3 million.

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

6. Business Segment Information

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production; and pipeline operations. Intersegment revenues consist of transportation, general processing and storage fees charged by certain subsidiaries to another for natural gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the nine months and three months ended September 30, 2001, and 2000, and at September 30, 2001 and December 31, 2000 are as follows:


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

                                                                                                         Depletion,
                                                                                                        Depreciation,
                                                                                         Operating      Amortization,
                                                                        Intersegment       Income     Abandonment, and
                                                           Revenues       Revenues       (Loss)(1)    Impairment(2)(3)
                                                          -----------    -----------    -----------   ----------------
Nine months ended September 30, 2001:
     Oil and gas exploration and
        production and operating fees                     $ 4,099,606           --          257,813      2,231,354
     Pipeline operations                                      784,003           --        1,510,597        127,175
     Other                                                       --                      (1,299,709)        20,873
                                                          -----------                   -----------    -----------
     Consolidated                                           4,883,609           --          468,701      2,379,402
                                                          -----------                                  -----------
     Other expense                                                                         (231,855)
                                                                                        -----------
     Income before minority interests, and income taxes                                     236,846
                                                                                        -----------

Nine months ended September 30, 2000:
       Oil and gas exploration and
          production and operating fees                   $ 4,049,171          4,500     (9,410,110)    11,806,953
       Pipeline operations                                  1,729,102         13,000        408,648        267,272
       Other                                                  (17,500)                     (622,380)        22,445
                                                          -----------                   -----------    -----------
       Consolidated                                         5,760,773           --       (9,623,842)    12,096,670
                                                          -----------                                  -----------
       Other expense                                                                        (62,987)
                                                                                        -----------
       Loss before minority interests, and income taxes                                  (9,686,829)
                                                                                        -----------

Three months ended September 30, 2001:
     Oil and gas exploration and
        production and operating fees                     $   846,739           --          163,887        334,359
     Pipeline operations                                      229,927           --           12,693         36,684
     Other expense                                               --                        (603,790)         5,551
                                                          -----------                   -----------    -----------
     Consolidated                                           1,076,666           --         (427,210)       376,594
                                                          -----------                                  -----------
     Other income                                                                               315
                                                                                        -----------
     Loss before minority interests, and income taxes                                      (426,895)
                                                                                        -----------

Three months ended September 30, 2000:
     Oil and gas exploration and
        production and operating fees                     $ 1,712,542          1,500     (9,967,164)    11,087,298
     Pipeline operations                                      658,765          1,745        228,218         90,819
     Other                                                     (3,425)          --         (191,393)         7,780
                                                          -----------                   -----------    -----------
     Consolidated                                           2,367,882           --       (9,930,339)    11,185,897
                                                          -----------                                  -----------
     Other expense                                                                          (27,670)
                                                                                        -----------
     Loss before minority interests, and income taxes                                    (9,958,009)
                                                                                        -----------


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

                                        September 30,   December 31,
                                             2001           2000
                                        ------------   ------------
           Identifiable assets:
              Oil and gas exploration
                 and production         $  3,543,141   $  4,164,299
             Pipeline operations           7,620,622      8,958,876
             Other                           690,210        789,780
                                        ------------   ------------
             Consolidated               $ 11,853,973   $ 13,912,955
                                        ============   ============

     1. Consolidated income (loss) from operations includes $1,050,752 and $582,436 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $20,873 and $22,445 for the nine months ended September 30, 2001 and 2000, respectively.

          Consolidated  income  (loss) from  operations  includes  $169,021  and
          $180,369 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $5,551 and $7,780 for the quarters ended September 30, 2001 and 2000, respectively.

     2. Pipeline depreciation and amortization includes a provision for pipeline abandonment of $14,805 and $14,805 for the nine months ended September 30, 2001 and 2000, respectively. Oil and gas depletion, depreciation, amortization and abandonment includes a provision for abandonment costs of platforms and wells of $5.3 million for the nine months ended September 30, 2000. In addition, the Company recorded an expense of approximately $1.1 million for the nine months ended September 30, 2001, as a result of a change in the estimated costs associated with the Buccaneer Field abandonment.

     3. Pipeline depreciation and amortization includes a provision for pipeline abandonment of $4,935 and $4,935 for the quarters ended September 30, 2001 and 2000, respectively. Oil and gas depletion, depreciation, amortization and abandonment includes a provision for abandonment costs of platforms and wells of $5.3 million for the quarter ended September 30, 2000.

7. Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998 by the Financial Accounting Standards Board ("FASB"). SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. Certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement 133". SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. Adoption of SFAS 133, as amended, did not have an impact on the Company's consolidated financial position or the results of operations.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

In July 2001, the FASB issued Statement No. 141 ("SFAS 141"), "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As of the date of adoption, the Company does not expect to have unamortized goodwill, unamortized identifiable assets, or unamortized negative goodwill upon adoption of SFAS 142 on January 1, 2002.

In August 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

In October 2001, the FASB issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

            FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

The Company is currently assessing the impact of SFAS 144 on its financial condition and results of operations.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - UNAUDITED

              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "plan", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin" or the "Company") cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors that could cause actual results to vary from forward-looking statements are discussed in our Registration Statement on Form S-3 filed with the SEC on January 11, 2001 under the caption "Risk Factors". The Risk Factors section of this registration statement is incorporated by reference into this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the additional factors which may affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Item 1. of this report and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000.

RECENT DEVELOPMENTS
-------------------

The Company previously announced a gas discovery in High Island Area Block A-7, in the Gulf of Mexico. The Company owns an 8.9% reversionary working interest in this field. The Company will begin to receive revenues from its reversionary interest after "payout" occurs. Payout will occur after all of the other working interest owners have recovered their costs and expenses associated with developing the field from sales of production from the field. At the beginning of the third quarter of 2001, there were three wells producing in this field at a combined rate of approximately 60 Mmcf of natural gas per day and a fourth (exploratory) well was being drilled. Based on the Company's estimate of when payout would occur, it expected to begin receiving revenues from its reversionary working interest in the fourth quarter of 2001 or first quarter of 2002. However, two of the three wells have stopped producing and the remaining well is producing approximately 28 Mmcf of natural gas per day. Additionally, the exploratory well that was being drilled was unsuccessful. The Company believes that one of the non-producing wells will be worked-over and the other plugged and abandoned. As a result of these occurrences the Company now expects to begin to receive revenues from its reversionary working interest in this field in the third quarter of 2002.

Effective as of September 30, 2001, Drillmar, Inc. ("Drillmar"), entered into a merger agreement and merged with Zephyr Drilling Ltd. ("Zephyr"). Prior to the merger, Zephyr was a limited partnership in which Drillmar was the general partner. Zephyr owns a semi-submersible drilling rig that is being

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - UNAUDITED
                                   (Continued)

retrofitted into a semi-tender. As a result of the merger, the Company's interest in Drillmar decreased from 64% to 12.8%. Prior to the merger, the Company entered into an agreement with Drillmar whereby it agreed to provide office space and certain administrative services to Drillmar for approximately $40,000 per month. Historically the Company has used the payments it is entitled to receive under this agreement to fund its investment in Drillmar. However, in connection with the merger the Company received a partial payment under the services agreement in October 2001 and expects to receive full payments beginning in November 2001.

On August 31, 2001, the Company, American Resources and BDCO Merger Sub, Inc., a wholly owned subsidiary of the Company (the "Merger Subsidiary"), announced that they entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Merger Subsidiary will merge with and into American Resources and the holders, other than the Company, of American Resources' shares of common stock, par value $0.00001 per share (the "Common Stock"), and Series 1993 Preferred Stock, par value $12.00 per share (the "Preferred Stock"), will receive approximately 326,000 and 1,200 shares of the Company's common stock, par value $0.01 per share, respectively. The merger requires the approval of (i) a majority of American Resources' outstanding Common Stock and Preferred Stock, voting together as a class; and (ii) a majority of American Resources' outstanding Preferred Stock voting separately as a class. The Company, the beneficial owner, as of November 14, 2001, owned approximately 77% of the issued and outstanding shares of Common Stock and 50.4% of the Preferred Stock.

American Resources' board of directors unanimously approved the transaction and its submission to stockholders following a determination by a special committee of the board, composed of individuals who are not directors or officers of the Company, that the merger is fair and in the best interest of American Resources' minority stockholders. The merger is subject to customary closing conditions.

In light of recent developments, the board of directors of the Company and a special committee of the board of directors of American Resources are evaluating whether it is in the best interests of their respective stockholders to proceed with the merger. Although the Company and American Resources have entered into the merger agreement, there can be no assurance that the merger will be completed.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Prior to the decrease in production in the High Island A-7 field and the corresponding delay in the Company's receipt of payments from its reversionary working interest in this field, the Company believed that it would have adequate capital to meet its obligations and operating needs for the current fiscal year.

However, due to this delay the Company now believes that it will need to raise between $4.5 to $7.0 million of capital to meet its obligations and operating needs. The Company will need to seek external financing and/or sell assets to raise the necessary capital. There can be no assurance that the Company will be able to obtain financing or sell assets on commercially reasonable terms. The Company's inability to raise capital may have a material adverse effect on its financial condition, ability to meet its obligations and operating needs and results of operations.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - UNAUDITED
                                   (Continued)

The following table summarizes the Company's financial position at September 30, 2001 and December 31, 2000 (dollars in thousands):

                                         September 30, 2001    December 31, 2000
                                         ------------------    -----------------

                                          Amount       %        Amount        %
                                         --------     ---      --------      ---

         Working capital                 $  1,549      18      $  1,388       15

         Property and equipment, net        4,064      47         5,345       58

         Other noncurrent assets            3,022      35         2,476       27
                                         --------              -------
         Total                           $  8,635     100      $  9,209      100
                                         ========              ========

         Other non-current liabilities   $      -       -      $    550        6

         Minority interests                 1,134      13         1,196       13


         Stockholders' equity               7,501      87         7,463       81
                                         --------              --------
         Total                           $  8,635     100      $  9,209      100
                                         ========              ========


The change in the Company's financial position from December 31, 2000 to September 30, 2001, was primarily due to the sale of its' 50% interest in the Black Marlin Pipeline System in January 2001.

Historically, the Company has relied on the proceeds from financing activities and the sale of assets to supplement its capital requirements. In the nine months ended September 30, 2001 ("current period"), the Company financed its activities through both the sale of assets and operating activities.

The Company's future cash flows are subject to a number of variables, including the level of production from oil and gas natural gas properties that the Company has an interest in, utilization of its pipeline systems, utilization of the Company's services by third parties and commodity prices among others. See the section titled "Recent Developments".

The net cash provided by or used in our operating, investing and financing activities is summarized below (amounts in thousands):

                                                    Nine Months Ended
                                                    -----------------
                                                      September 30
                                                      ------------
                                                     2001      2000
                                                     ----      ----
               Net cash provided by (used in):
               Operating activities                $    294   $ 3,197
               Investing activities                   3,251    (2,753)
               Financing activities                  (2,480)      261
                                                   ------------------
                    Net increase in cash           $ 1,065    $   705
                                                   ==================

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - UNAUDITED
                                   (Continued)

The Company's cash flow from operating activities decreased by $2.9 million in the current period compared to the nine months ended September 30, 2000 ("previous period"), due primarily to abandonment costs offset in part by the increased cash flow generated from the Company's American Resources oil and gas properties.

Cash flow provided by investing activities during the current period included the proceeds from the sale of the Company's interest in the Black Marlin Pipeline System of approximately $4.6 million. Cash flow used in investing activities included the construction of a new offshore platform installed to operate the Blue Dolphin Pipeline of approximately $1.7 million, investment costs associated with Drillmar of approximately $0.4 million and exploration and development costs associated with an American Resources, oil and natural gas properties of approximately $0.5 million.

Cash flow used in financing activities during the current period consisted of the payment of convertible promissory notes in the principal amount of approximately $2.2 million to related parties, see Item 1., Note 1., Related Party Transactions.

On January 22, 2001, the Company and its partners sold the Black Marlin Pipeline System for $7.3 million, and the High Island Block A-5 lateral constructed in 2000 for $2.0 million, to Williams Field Services; $3.6 million and $1.0 million, respectively, net to the Company's interest. The Black Marlin System accounted for 15% of the Company's revenues for the nine months ended September 30, 2000.

In November 2000, the Company elected to abandon the Buccaneer Field due to adverse developments in the field. The Company reached an agreement with Tetra Applied Technologies, Inc. ("Tetra") to plug and abandon the wells in the field. In the current period the remaining wells in the Buccaneer Field were plugged and abandoned for approximately $1.4 million. The Company used its escrow fund for abandonment obligations to fund the plugging of the Buccaneer Field wells. In addition, Maritech Resources, Inc. ("Maritech") an affiliate of Tetra, purchased an adjacent lease for which the Company provided production operating services. In December 2000, as a result of the Company's plans to abandon the Buccaneer Field platform facilities, the Company and Maritech terminated the operating agreement. A new platform was installed in the current period in Galveston Block 288 to operate and maintain the Blue Dolphin Pipeline System. The Blue Dolphin Pipeline System was previously tied into and operated from the Buccaneer Field platforms. The installation of the new platform and its connection to the Blue Dolphin Pipeline System cost approximately $1.7 million net to the Company's 50% interest.

In August 2001, the Company reached an agreement with Tetra to remove the Buccaneer Field platforms for a cost of approximately $2.6 million. The Company initially expected that the platform removal would be completed in the fourth quarter of 2001. However, the Company has requested an extension from the Minerals Management Service until mid-2002 to complete the site clearance when weather conditions in the Gulf of Mexico are typically more favorable. The Company received an extension from the Minerals Management Service until the second quarter of 2002 to begin site clearance at one platform facility location and expects to receive a comparable extension for the remaining platform facility location. In addition, Tetra and the Company reached payment terms, whereby the Company will pay 20% upon completion and 5% per month for twelve months, with the remaining balance due in the thirteenth month. To provide security for the extended payment, the Company is providing Tetra with a

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - UNAUDITED
                                   (Continued)

first lien on its interest in the Blue Dolphin Pipeline System. The Company will continue to seek extended payment arrangements for certain of its remaining abandonment costs estimated to be $2.5 million. Work to remove the two platform facilities began in August 2001 with $216,000 cost incurred as of September 30, 2001.

Although the abandonment may be delayed, the Company still believes that its provision for total abandonment costs of $4.9 million at September 30, 2001 is adequate.

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

The Company's reserves and future net revenues reported at December 31, 2000 reflected capital expenditures totaling $898,900 for the year ending December 31, 2001. Management will continue to evaluate its capital expenditure program based on, among other things, field reservoir performance, availability and cost of drilling and workover equipment, and demand and prices obtainable for the Company's production, as well as availability of capital resources. For the nine months ended September 30, 2001, the Company incurred capital expenditures totaling $738,000, which was associated with the development of its interest in the American Resources' Galveston Block 418 property. The Company currently believes that capital expenditures for the fourth quarter of 2001 will be $535,000.

In December 1999, American Resources was paid approximately $4.5 million by Blue Dolphin Exploration for American Resources common stock, representing a 75% ownership interest, and $24.2 million by Fidelity Oil for an 80% interest in its' Gulf of Mexico assets. The proceeds were used by American Resources to retire certain indebtedness. The indebtedness included American Resources senior secured debt totaling approximately $51.2 million to Den norske. Den norske sold the senior debt for $27.0 million and a contingent future payment if the cumulative net revenues received by American Resources and Fidelity Oil attributable to American Resources proved oil and gas reserves in the Gulf of Mexico as of January 1, 1999, exceed $30.0 million during the period January 1, 1999, through December 31, 2001. If that occurs Den norske will be entitled to receive an amount equal to 50% of the net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske, 80% will be paid by Fidelity Oil and 20% will be paid by American Resources. The payment, if any, is due on March 15, 2002. American Resources estimates that it is probable that a payment to Den norske will be due based upon current market conditions. The Company has provided for a liability to Den norske in the amount of $900,000 at September 30, 2001.

RESULTS OF OPERATIONS
---------------------

The Company reported net income for the nine months ended September 30, 2001, ("current period") of $64,205, compared to a net loss of $9.9 million reported for the nine months ended September 30, 2000 ("previous period"). The increase in net income is primarily due to an impairment of the Buccaneer Field of $10.7 million recorded in the previous period. In addition the Company recorded a gain on the sale of the Black Marlin Pipeline System of $1.4 million in the current period, offset in part by an increase of $1.1 million in the Company's Buccaneer Field abandonment obligations.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - UNAUDITED
                                   (Continued)

For the quarter ended September 30, 2001 ("current quarter") the Company reported a net loss of $419,300 compared to a net loss of $10.1 million for the quarter ended September 30, 2000 ("previous quarter"). The change in the net loss is primarily due to the Company recording an impairment charge for the Buccaneer Field of $10.7 million in the previous quarter. Pipeline transportation revenues decreased in the current quarter resulting from the sale of the Black Marlin Pipeline System in January 2001.

Revenues:

Nine Months 2001 vs. Nine Months 2000. Current period oil and gas sales increased by $289,273 from the previous period. The increase was primarily due to an increase of 37% in gas prices and 3% in oil prices resulting in an increase of $776,000 offset partially by a 5% reduction in volumes resulting in a reduction of revenue of $192,000. The increase in oil and gas sales noted above was partially offset by a loss of revenues totaling approximately $287,000 from the Buccaneer Field production in the previous period.

Current period revenues from pipeline operations decreased by $932,099 or 54% from the previous period. The decrease was due to the sale of the Black Marlin Pipeline System in January 2001. The Black Marlin Pipeline System provided revenues of $1.0 million for the previous period compared to approximately $50,000 for the current period.

The Company did not have current period revenues from operating fees due to the termination of the operating agreement with Maritech in December 2000.

Third Quarter 2001 vs. Third Quarter 2000. Current quarter revenues from oil and gas sales decreased by $786,379 from those of the previous quarter. The change was due to a 26% decrease in gas prices resulting in a reduction of revenues of $292,000, and a decrease of 28% in production volumes resulting in a reduction of revenues of $367,000. The decrease in oil and gas sales in the current quarter also resulted in a loss of revenues from the Buccaneer Field, which totaled $54,000 in the previous quarter.

Current quarter revenues from pipeline operations decreased by $427,093 or 65% from the previous quarter. The decrease was primarily due to the sale of the Black Marlin Pipeline System in January 2001. The Black Marlin Pipeline System provided revenues of approximately $450,000 for the third quarter of 2000.

The Company did not have current quarter revenues from operating fees due to the termination of the operating agreement with Maritech in December 2000.

Costs and Expenses:

Nine Months 2001 vs. Nine Months 2000. Current period pipeline operating expenses decreased by $327,874 or 44% from the previous period. The decrease was primarily due to the sale of the Black Marlin Pipeline System in January 2001. The Black Marlin Pipeline System operating expenses were approximately $377,000 for the previous period compared to approximately $33,000 for the current period.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - UNAUDITED
                                   (Continued)

Current period depletion, depreciation, amortization and abandonment increased $937,708 over the previous period. The increase was primarily due to the Company increasing its abandonment estimate by $1.1 million associated with the Buccaneer Field. This increase was partially offset by a $133,000 decrease in depreciation related to the Black Marlin Pipeline System that was sold in January 2001.

General and administrative expenses for the current period increased $555,324 from the previous period. The increase was due in part to an increase in legal expense associated with the H&N lawsuit of approximately $177,000 net of insurance proceeds and the termination of the Management Services Agreement between the Company and Fidelity Oil, whereby the Company managed Fidelity Oil's interest in the oil and gas assets it acquired from American Resources in December 1999. Management fees of approximately $200,000 received from Fidelity Oil were recorded as a reduction to general and administrative expenses during the nine months ended September 30, 2000.

Interest and other expense increased $216,463 in the current period was due primarily to a $350,000 increase in the provision for the contingent payment to Den norske, offset in part by lower interest expense. In January 2001, the Company retired debt totaling $2.2 million.

Third Quarter 2001 vs. Third Quarter 2000. Current quarter pipeline operating expenses decreased by $90,577 or 37% from the previous quarter. The decrease was primarily due to the sale of the Black Marlin Pipeline System in January 2001.

Current quarter depletion, depreciation, amortization and abandonment decreased $154,327 from the previous quarter. The decrease was primarily due to a 28% reduction in production volumes accounting for approximately $58,000 and the sale of the Black Marlin Pipeline System in January 2001 resulting in lower depreciation of $49,934 in the current quarter.

General and administrative expenses for the current quarter increased $196,547 from the previous quarter. The increase was primarily due to the termination of the Management Services Agreement between the Company and Fidelity Oil, whereby the Company managed Fidelity Oil's interest in the oil and gas assets it acquired from American Resources in December 1999. Management fees of approximately $120,000 received from Fidelity Oil were recorded as a reduction to general and administrative expenses during the three months ended September 30, 2000.

Interest and other expense decreased $27,599 in the current quarter primarily due to a $50,000 increase in the provision for the contingent payment to Den norske, offset in part by lower interest expense. In January 2001, the Company retired debt totaling $2.2 million.

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

Interest Rate Risk- The Company currently has no short-term or long-term debt with floating interest rates, and as such is not subject to risk of interest rate changes.

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

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

               A)   No Exhibits

               B) Form 8-K - On August 31, 2001, the Company filed a current report on Form 8-K dated August 30, 2001, with respect to the execution of an agreement and plan of merger with American Resources Offshore, Inc. The items reported in such current report were Item 5 (Other Events).

                    On November 8, 2001, the Company filed a current report on Form 8-K dated November 8, 2001, with respect to a discussion of recent developments which have effected the Company. The item reported in such current report was Item 5 (Other Events).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         By: BLUE DOLPHIN ENERGY COMPANY



Date:    November 14, 2001               /s/ Michael J. Jacobson
                                         ---------------------------------------
                                         Michael J. Jacobson
                                         President and Chief Executive Officer



                                         /s/ G. Brian Lloyd
                                         ---------------------------------------
                                         G. Brian Lloyd
                                         Vice President, Treasurer
                                         (Principal Accounting Officer)