Form 10QSB
period 2002-03-31
BLUE DOLPHIN ENERGY CO
filed 2002-05-14
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended:       March 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from                   to

                               ------------------   -------------------
Commission File Number:                   0-15905


                           BLUE DOLPHIN ENERGY COMPANY
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                   73-1268729
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                  801 Travis, Suite 2100, Houston, Texas 77002
               (Address of principal executive offices) (Zip Code)

                                 (713) 227-7660
                (Issuer's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report.)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

6,371,845 shares of the registrants' common stock, par value $.01 per share, were outstanding at May 3, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET -UNAUDITED

                                 March 31, 2002
                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLODATED BALANCE SHEET - UNAUDITED


                                     ASSETS

Current assets:

   Cash and cash equivalents                                       $  2,345,880
   Accounts receivable, net of allowance of $197,500                  1,060,318

   Prepaid expenses and other assets                                    278,111
                                                                   ------------
                         TOTAL CURRENT ASSETS                         3,684,309

Property and Equipment at cost:
    Oil and Gas properties, including $221,832

           of unproved leasehold cost  (full-cost method)            27,126,133
   Pipelines                                                          3,580,910
   Onshore separation and handling facilities                         1,664,128

   Land                                                                 860,275

   Other property and equipment                                         272,091
                                                                   ------------
                                                                     33,503,537
  Accumulated depletion, depreciation and amortization              (27,117,808)
                                                                   ------------

                                                                      6,385,729


Deferred federal income tax                                             244,444

Other assets                                                            463,189
                                                                   ------------

                         TOTAL ASSETS                              $ 10,777,671
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                          $    818,555
   Accrued expenses and other liabilities                             4,983,527
                                                                   ------------
                         TOTAL CURRENT LIABILITIES                    5,802,082


Note payable                                                            750,000

Contingencies                                                              --

Common Stock, ($.01 par value, 10,000,000
shares authorized, 6,371,845 shares issued and outstanding)              63,720
Additional Paid-in Capital                                           26,107,139
Accumulated Deficit                                                 (21,945,270)
                                                                   ------------
                                                                      4,225,589
                         TOTAL LIABILITES AND
                         STOCKHOLDERS' EQUITY                      $ 10,777,671
                                                                   ============

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLODATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                     Three Months
                                                                    Ended March 31,
                                                                  2002           2001
                                                              -----------    -----------
Revenue from operations:
    Oil and gas sales                                         $   578,269    $ 1,790,852
    Pipeline operations                                           329,297        322,198
                                                              -----------    -----------
                                                                  907,566      2,113,050
                                                              -----------    -----------

Cost of operations:
    Lease operating expenses                                      217,647        333,764
    Pipeline operating expenses                                   144,716        150,738
    Depletion, depreciation, amortization and abandonment         289,567        649,012

    Impairment of assets                                          339,984      1,000,000
    General and administrative                                    584,615        629,569
                                                              -----------    -----------
                                                                1,576,529      2,763,083
                                                              -----------    -----------

                    LOSS FROM OPERATIONS                         (668,963)      (650,033)

Other income (expense):
    Interest and other expense                                    (15,792)      (165,240)

    Bad debt expense                                             (197,500)          --

    Gain on sale of assets                                           --        1,417,626

    Interest and other income                                      14,590         53,121
                                                              -----------    -----------

                    INCOME (LOSS) BEFORE MINORITY INTEREST,
                    AND INCOME TAXES                             (867,665)       655,474


Minority interest                                                 (55,746)      (102,560)


Income taxes                                                         --             --
                                                              -----------    -----------

Net income (loss)                                             $  (923,411)   $   552,914
                                                              ===========    ===========

Earnings (loss) per common share-basic                        $     (0.15)   $      0.09
                                                              ===========    ===========


Earnings (loss) per common share-diluted                      $     (0.15)   $      0.09
                                                              ===========    ===========

Weighted average number of common shares outstanding:
    Basic                                                       6,213,324      6,016,829
                                                              ===========    ===========
    Diluted                                                     6,213,324      6,036,437
                                                              ===========    ===========


See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLODATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                2002           2001
                                                                            -----------    -----------
OPERATING ACTIVITIES
    Net income (loss)                                                       $  (923,411)   $   552,914
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depletion, depreciation, amortization, abandonment                    289,567        649,012
          Minority interests                                                     55,746        102,560
          Gain on sale of assets                                                   --       (1'417'626)
          Impairment of assets                                                  339,984      1,000,000
          Bad debt expense                                                      197,500           --
          Changes in operating assets and liabilities:
            Accounts receivable                                                     421       (901,770)
            Prepaid expenses and other assets                                  (114,286)      (297,602)
            Abandonment costs incurred                                             --       (1,388,185)
           Trade accounts payable, accrued expenses, and
            other current liabilities                                          (160,823)     1,962,300
                                                                            -----------    -----------
                        NET CASH PROVIDED BY (USED IN)
                        OPERATING ACTIVITIES                                   (315,302)       261,603
                                                                            -----------    -----------
INVESTING ACTIVITIES
    Purchases of property and equipment                                        (103,979)      (927,242)
    Exploration and development costs                                          (331,313)      (235,330)
    Net proceeds from sale of assets                                               --        4,625,000
    Other assets                                                                 (4,302)      (194,153)
    Purchase of minority interest from subsidiary                              (254,786)          --
                                                                            -----------    -----------
                        NET CASH PROVIDED BY (USED IN)
                        INVESTING ACTIVITIES                                   (694,380)     3,268,275
                                                                            -----------    -----------
FINANCING ACTIVITIES

    Payments on borrowings                                                         --       (2,218,412)
    Other                                                                        12,002         (6,657)
                                                                            -----------    -----------
                        NET CASH PROVIDED BY (USED IN)
                        FINANCING ACTIVITIES                                     12,002     (2,225,069)
                                                                            -----------    -----------
                        INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS      (997,680)     1,304,809



CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              3,343,560      2,071,682
                                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 2,345,880    $ 3,376,491
                                                                            ===========    ===========

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                                           $      --      $    98,500
                                                                            ===========    ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:

    Purchases of property and equipment financed with debt                  $   750,000    $      --
                                                                            ===========    ===========


See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. Related Party Transactions

In May 2002, the Company terminated its agreement with Drillmar, effective as of May 1, 2002, whereby it provided office space and certain management and administrative services to Drillmar for approximately $40,000 per month. Drillmar will owe the Company approximately $235,000 as of May 1, 2002.

Also in May 2002, the Company and Drillmar entered into a new agreement effective as of May 1, 2002, whereby the Company will provide office space and minimal accounting and administrative services to Drillmar for $2,000 per month. The agreement can be terminated upon 30 days notice or by the mutual agreement of the parties.

Due to Drillmar's working capital deficiency and delays in securing capital funding, the Company has elected to record a full impairment of its investment in Drillmar of approximately $340,000 and a full reserve for the accounts receivable amount owed from Drillmar, $197,500 at March 31, 2002. Except for an initial contribution of approximately $125,000 cash, the Company's investment in Drillmar and the accounts receivable emanated primarily from a contribution of services for which the Company incurred essentially no incremental cost.

Ivar Siem, Chairman of the Company, and Harris A. Kaffie, a Director of the Company, are owners of 30.3% and 30.6%, respectively, of Drillmar's common stock. As of March 31, 2002, Messrs. Siem and Kaffie provided funding to Drillmar of $525,000 and $425,000, respectively, and were issued unsecured promissory notes from Drillmar. The promissory notes are due June 30, 2002 and bear interest at the rate of 10% per annum. Along with the promissory notes, Drillmar issued detachable warrants to Messrs. Siem and Kaffie of 52,500 and 42,500, respectively. Each warrant provides for the purchase of one share of Drillmar common stock at $5 per share and are exercisable for three years from issuance. The promissory notes issued by Drillmar are nonrecourse to the Company.

2. Contingencies

As a result of the decision to cease operating activities in the Buccaneer Field, the Company's leases in or on the Buccaneer Field terminated in January 2001. The Company must plug and abandon all remaining wells and remove platform facilities within one year from the termination of the leases. In 2001, the Company plugged its remaining wells at a cost of approximately $1.4 million. During 2001 the Company also commenced operations to remove the Buccaneer Field platform complexes at a cost of approximately $0.4 million. After the Company commenced removal operations, discussions were initiated with the Texas Parks and Wildlife ("TP&W") in an effort to leave certain of the underwater portions of the platform complexes in place as artificial reefs. In December 2001, operations to remove the platform complexes were suspended while the Company continues its discussions with the TP&W.

The Company expects that the TP&W will make a decision whether the Company can leave portions of the Buccaneer Field platform complexes in place as artificial reefs late in the second quarter 2002. If one or both of the platform complexes are left in place as an artificial reef, certain site clearance costs would be eliminated. The Company requested and has received an extension from the MMS until October 1, 2002 to complete the removal and site clearance of the platform complexes. The Company still believes that its provision for abandonment costs of $4.6 million at December 31, 2001 is adequate.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)


On May 8, 2000, American Resources and its former Chief Financial Officer were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N Gas, Limited Partnership, et al. v. Richard Hale, et al (Case No H-00-1371). The lawsuit alleges, among other things, that H&N Gas ("H&N") was defrauded by American Resources in connection with gas purchase options and gas price swap contracts entered into from February 1998 through September 1999. H&N alleges unlawful collusion between American Resources' prior management and the then president of H&N, Richard Hale ("Hale"), to the detriment of H&N. H&N generally alleges that Hale directed H&N to purchase illusory options from American Resources that bore no relation to any physical gas business and that American Resources did not have the financial resources and/or sufficient quantity of gas to perform. H&N further alleges that American Resources and Hale colluded with respect to swap transactions that were designed to benefit American Resources at the expense of H&N. H&N further alleges civil conspiracy against all the defendants. H&N is seeking approximately $6.2 million in actual damages plus treble damages, punitive damages and prejudgment interest against American Resources directly. As a result of its conspiracy allegation, H&N also contends that all defendants are jointly and severally liable for over $40.0 million in actual damages plus treble damages, punitive damages and prejudgment interest. Settlement discussions with H&N are currently in progress; however, if these discussions are unsuccessful, American Resources intends to vigorously defend this claim.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

3. Acquisition of assets

In February 2002, the Company acquired a 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC Pipeline and Processing Company ("MCNIC"). Pursuant to the terms of the purchase and sales agreement, Blue Dolphin issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. The note bears interest at the rate of 6% per annum and is secured by the interest acquired. Additionally, a contingent payment of up to $750,000 will be made, if the promissory note is retired before its maturity date, payable annually after the promissory note is retired until December 31, 2006 out of 50% of the net revenues from the interest acquired. The termination date, December 31, 2006, will be extended by one additional year, up to a maximum of two years, for years in which non-recurring, extraordinary expenditures attributable to the interest acquired exceeds $200,000, in the aggregate, during any year.

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


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)


the right to receive, at the option of the holder, either $.06 per share in cash or .0362 of a share of the Company's Common Stock, par value $.01 per share (the
"Common Stock"), and (ii) American Resources Series 1993 Preferred Stock, par value $12.00 per share, was converted into the right to receive, at the option of the holder, either $.07 in cash or .0301 of a share of Common Stock.

As a result of elections made by American Resources' stockholders, the Company issued 273,336 shares of Common Stock and paid approximately $255,000 in cash.

4. Other Liabilities

In December 1999,  American Resources  received  approximately $4.5 million from
Blue Dolphin Exploration for American Resources common stock representing a 75% ownership interest and $24.2 million from Fidelity Oil for an 80% interest in its Gulf of Mexico assets. American Resources senior secured debt was held by Den norske Bank ("Den norske"). Den norske sold the senior debt to the Company for the right to receive a possible future payment. A payment of approximately
$.8 million is owed by American Resources. The original due date of this obligation has been extended by Den norske from March 15 to May 31, 2002. The
Company and Den norske are currently negotiating an extended payment arrangement of this obligation.

5. Earnings Per Share

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

The following table provides a reconciliation between basic and diluted earnings per share:

                                                             Weighted-
                                                          Average Number
                                                         of Common Shares
                                                            Outstanding
                                                           and Potential        Per
                                            Net Income        Dilutive         Share
                                              (Loss)       Common Shares       Amount
                                          -------------    -------------   -------------
Quarter ended March 31, 2002
       Basic and diluted loss per share   $    (923,411)       6,213,324   $       (0.15)
                                          =============    =============   =============

Quarter ended March 31, 2001
      Basic earnings per share            $     552,914        6,016,829   $        0.09
      Effect of dilutive stock options                            19,608
                                          -------------    -------------   -------------
   Diluted earnings per share             $     552,914        6,036,437   $        0.09
                                          =============    =============   =============


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)

6. Business Segment Information

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production; and pipeline operations. There were no intersegment revenues during the periods presented.
Information concerning these segments for the quarters ended March 31, 2002 and 2001, and at March 31, 2002 are as follows:

                                                                                                     Depletion,
                                                                                                    Depreciation,
                                                                                                    Amortization,
                                                                                  Operating          Abandonment,
                                                                                    Income               and
                                                            Revenues (3)        (Loss) (1) (3)     Impairment (2)(3)
                                                         -----------------    -----------------    -----------------
Quarter ended March 31, 2002:

      Oil and gas exploration and production             $         578,269              (44,601)             232,433
      Pipeline operations                                          329,297               34,408               51,778
      Other                                                           --               (658,770)             345,340
                                                         -----------------    -----------------    -----------------
      Consolidated                                                 907,566             (688,963)             629,551
                                                         -----------------                         -----------------
      Other expense                                                                    (198,702)
                                                                              -----------------
      Loss before minority interest and income taxes                                   (867,665)
                                                                              -----------------

Quarter ended March 31, 2001:

      Oil and gas exploration and production             $       1,790,852             (442,651)           1,584,142
      Pipeline operations                                          332,198            1,478,499               53,807
      Other                                                           --               (268,255)              11,063
                                                         -----------------    -----------------    -----------------
      Consolidated                                               2,113,050              767,593            1,649,012
                                                         -----------------                         -----------------
      Other expense                                                                    (112,119)
                                                                              -----------------
      Income before minority interest and income taxes                                  655,474
                                                                              -----------------

                                                       March 31,
                                                          2002
                                                      -----------
          Identifiable assets:
              Oil and Gas exploration and
          production                                  $ 4,117,803
              Pipeline operations                       4,953,117
              Other                                     1,706,751
                                                      -----------
                  Consolidated                        $10,777,671
                                                      ===========


     1. Consolidated income (loss) from operations includes $313,431 and $257,193 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $5,356 and $11,063 for the quarters ended March 31, 2002 and 2001, respectively.

     2. Pipeline depreciation and amortization includes a provision for pipeline abandonment of $8,225 and $4,935 for the quarters ended March 31, 2002 and 2001, respectively. In addition, the Company recorded an impairment expense of $339,984 for the three months ended March 31, 2002, of its investment in Drillmar, and an expense of approximately

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)



          $1.0 million for the three months ended March 31, 2001, as a result of a change in the estimated abandonment costs associated with the Buccaneer Field.

     3. Pipeline revenues include $49,640 for the quarter ended March 31, 2001 from the Black Marlin Pipeline System. Pipeline operations include $50,107 of operating expenses and depreciation for the quarter ended March 31, 2001 from the Black Marlin Pipeline System.

7. Recently Issued Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141 ("SFAS 141"), "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Upon adoption of SFAS 142 on January 1, 2002, the Company did not have unamortized goodwill, unamortized identifiable assets, or unamortized negative goodwill

In August 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (Continued)


In October 2001, the FASB issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 did not have a material effect on the Company's financial condition and results of operations.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Forward Looking Statements. Certain of the statements included in this quarterly report on Form 10-QSB, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "plan", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in the forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from the forward-looking statements include:


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

Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption "Risk Factors" in the Company's Form 10-KSB for the fiscal year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the additional factors which may affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2002 the Company's working capital deficit was approximately $2.1 million. In order to satisfy its working capital and capital expenditure requirements for the remainder of 2002, the Company believes that it will need to raise between $2.0 to $3.0 million of capital. The Company will need to seek external financing and/or sell assets to raise the necessary capital. Historically, the Company has relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain its operations. There can be no assurance that the Company will be able to obtain financing or sell assets on commercially reasonable terms. The Company's inability to raise capital may have a material adverse effect on its financial condition, ability to meet its obligations and operating needs and results of operations. In addition, the


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - CONTINUED


Company's audit report as of and for the year ended December 31, 2001 contained a qualification as to the Company's ability to continue as a going concern due to its financing needs. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following table summarizes certain of the Company's contractual cash obligations and other commercial cash commitments at March 31, 2002 (amounts in thousands).

                                               Payments Due by Period
                                               ----------------------
   Contractual                    Less than                                After
   Obligations         Total       1 year      1-3 years    4-5 years     5 years
   -----------      ----------   ----------   ----------   ----------   ----------
Long-Term Debt      $      750         --           --            750         --

Other Contractual
Obligations              5,010        2,986        1,877          147         --
                    ----------   ----------   ----------   ----------   ----------

Total Contractual
Cash Obligations    $    5,760        2,986        1,877          897         --
                    ==========   ==========   ==========   ==========   ==========


                            Amount of Commitment Expiration Per Period
                            ------------------------------------------

 Other Commercial                 Less than                                After
   Commitments         Total       1 year      1-3 years    4-5 years     5 years
   -----------      ----------   ----------   ----------   ----------   ----------

Long-Term Debt      $     --           --           --           --           --

Other Commercial
Obligations              2,000        2,000         --           --           --
                    ----------   ----------   ----------   ----------   ----------

Total Commercial
Cash Obligations    $    2,000        2,000         --           --           --
                    ==========   ==========   ==========   ==========   ==========


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The following table summarizes the Company's financial position at March 31, 2002 and December 31, 2001 (dollars in thousands):

                                             March 31,           December 31,
                                       -------------------   -------------------
                                               2002                  2001
                                       -------------------   -------------------
                                        Amount        %       Amount        %
                                       --------   --------   --------   --------
     Property and equipment, net       $  6,386         90   $  5,980         85
     Other noncurrent assets                708         10      1,043         15
                                       --------   --------   --------   --------
     Total                             $  7,094        100   $  7,023        100
                                       ========   ========   ========   ========

     Working capital                   $  2,118         30   $  1,197         17
     Minority interest                     --            0      1,065         15
     Long term debt                         750         10       --            0
                                        --         --         --        --------
     Stockholders' equity                 4,226         60      4,761         68
                                       --------   --------   --------   --------
     Total                             $  7,094        100   $  7,023        100
                                       ========   ========   ========   ========


The change in the Company's financial position from December 31, 2001 to March 31, 2002, was primarily due to acquisitions of the 23% minority interest in American Resources and the 1/3 interest in the Blue Dolphin Pipeline System.

Historically, the Company has relied on the proceeds from financing activities and the sale of assets to supplement its capital requirements. During the three months ended March 31, 2002 ("current period"), the Company financed its activities from revenues generated from its operating activities and working capital.

The Company's future cash flows are subject to a number of variables, including the level of production from oil and natural gas properties that the Company has an interest in, utilization of its pipeline systems and commodity prices among others.

The net cash provided by or used in our operating, investing and financing activities is summarized below (amounts in thousands):

                                                          Three Months Ended
                                                     --------------------------
                                                              March 31
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
     Net cash provided by (used in):                 $      (315)   $       262
     Investing activities                                   (695)         3,268
     Financing activities                                     12         (2,225)
                                                     -----------    -----------
          Net increase (decrease) in  cash           $      (998)   $     1,305
                                                     ===========    ===========

The Company's cash flow from operating activities decreased by $0.6 million in the current period compared to the three months ended March 31, 2001 ("previous period"), due primarily to a decrease in oil and gas revenues of approximately $1.2 million.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Cash flow used in investing activities during the current period decreased by approximately $4.0 million compared to the previous period due primarily to proceeds received from the sale of the Black Marlin Pipeline System in the prior period of approximately $4.6 million.

The Company previously announced a gas discovery in High Island Area Block A-7, in the Gulf of Mexico. The Company owns an 8.9% reversionary working interest in this field and it will begin to receive revenues from its reversionary interest after "payout" occurs. Payout occurs after all of the other working interest owners have recovered their costs and expenses associated with developing the field from sales of gas and oil production from the field. In mid 2001, there were three wells producing in this field at a combined rate of approximately 60 Mmcf of natural gas per day. However, two of the three wells stopped producing and the remaining well is currently producing approximately 14 Mmcf of natural gas per day. Additionally, two unsuccessful exploratory wells were drilled in late 2001. The Company expected to begin to receive revenues from its reversionary working interest in this field in late 2001, however, as a result of the above mentioned occurrences the Company does not expect to receive revenues until 2005.

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

In August 2001, the Company reached an agreement with Tetra to remove the Buccaneer Field platforms for a cost of approximately $2.6 million. Pursuant to the agreement, Tetra and the Company agreed to extended payment terms, whereby the Company will pay 20% upon completion and 5% per month for twelve months, with the remaining balance due in the thirteenth month. To provide security for the extended payment terms, the Company provided Tetra with a first lien on its 50% interest in the Blue Dolphin Pipeline System. Operations to remove the platforms commenced in August 2001 and were suspended in December 2001, while the Company continues its discussions with the Texas Parks and Wildlife to leave the underwater portion of the platforms in place as artificial reefs. The Company expects that the Texas Parks and Wildlife will make a decision as to whether the Company will be able to leave any of the Buccaneer Field platforms in place as artificial reefs, in late second quarter 2002. The Company requested and has received an extension from the Minerals Management Service until October 1, 2002, to complete the removal and site clearance of the platform complexes. After the decision is made by the Texas Parks and Wildlife, Tetra will resume its removal operations. If a platform complex is left in place as an artificial reef, certain site clearance operations would be eliminated. The Company believes that its provision for abandonment costs of $4.6 million at March 31, 2002 is adequate. The Company expects to finance the remaining abandonment costs from working capital, the private placement of debt or equity securities, or the sale of assets.

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

The Company's proved reserves and future net revenues reported at December 31, 2001 reflect capital expenditures totaling $150,000, for the year ending December 31, 2002. Management will continue to evaluate its capital expenditure program based on, among other things, field reservoir performance, availability and cost of drilling and workover equipment, and demand and prices obtainable for the Company's production, as well as availability of capital resources. There can be no assurance that reserves will be developed as currently planned. For the three months ended March 31, 2002, the Company incurred capital expenditures of approximately $331,000, including approximately $133,000 for its share of drilling costs for an exploratory well in High Island Block 34 which is currently being drilled. In May 2002, the Company sold its interest in the High Island Block 34 field for approximately $150,000. The Company is currently not aware of any further planned capital expenditures associated with its proved reserves.

In February 2002, the Company acquired a 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC. Pursuant to the terms of the purchase and sales agreement, Blue Dolphin issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. See Note 3. Acquisition of Assets, in Part 1., Item 1.

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

As a result of elections made by American Resources' stockholders, the Company issued 273,336 shares of Common Stock and paid approximately $255,000 in cash.

In December 1999, American Resources received approximately $4.5 million from Blue Dolphin Exploration for American Resources common stock representing a 75% ownership interest and $24.2 million from Fidelity Oil for an 80% interest in its Gulf of Mexico assets. American Resources senior secured debt was held by Den norske Bank ("Den norske"). Den norske sold the senior debt to the Company for the right to receive a possible future payment. A payment of approximately $.8 million is owed by American Resources. The original due date of this obligation has been extended by Den norske from March 15 to May 31, 2002. The Company and Den norske are currently negotiating an extended payment arrangement of this obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS
---------------------

The Company reported a net loss for the current period of $923,411, compared to net income of $552,914 reported for the previous period. The decrease is primarily due to a decline in revenues from oil and gas sales of $1.2 million, the impairment of the Company's investment in Drillmar of $.3 million and the reserve recorded against the account receivable from Drillmar of $.2 million. In 2001, the Company recorded a gain on the sale of the Black Marlin Pipeline system of $1.4 million, offset in part by an increase of $1.0 million in the Company's Buccaneer Field abandonment obligations.

Revenues:

Current period revenues from oil and gas sales decreased by $1,212,583 from those of the previous period. The change was due to a 55% decrease in gas prices resulting in a reduction of revenues of approximately $710,000, and a decrease of 28% in production volumes resulting in a reduction of revenues of approximately $500,000.

Costs and Expenses:

Current period lease operating expenses decreased by $116,117 or 35% from the previous period. The decrease was primarily due to elimination of costs associated with maintaining the Buccaneer Field platform facilities.

Current period depletion, depreciation, amortization and abandonment decreased $359,445 or 55% from the previous period. The decrease was primarily due to a decrease in production of approximately 72% and a 14% decrease in the depletion rate in the current period.

Impairment of assets included an impairment of the Company's investment in Drillmar of $339,984 in the current period and an increase in the estimated cost associated with the Buccaneer Field abandonment of $1,000,000 recorded in the previous period.

General and administrative expenses for the current period decreased $44,954, or 7% from the previous period. In the current period, the Company's cost reduction plan resulted in a reduction in staff costs of approximately $155,000, offset in part by an increase in contract labor of approximately $46,000, and elimination of management fees received in the previous period for managing Fidelity Oil's interest in properties acquired from American Resources of $40,000 and MCNIC's 1/3 interest in the Blue Dolphin Pipeline System of $19,200.

The gain on sale of assets in the previous period represents the gain on the sale of the Black Marlin Pipeline System of $1,417,626.

Interest and other expense decreased in the current period by $149,448. The previous period included a charge for the contingent payment due to Den norske Bank of $150,000.

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

Interest Rate Risk- The Company currently has no short-term or long-term debt with floating interest rates, and thus currently is not subject to risk of interest rate changes.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 8, 2000, American Resources and its former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N Gas, Limited Partnership, et al. v. Richard Hale, et al (Case No H-00-1371). The lawsuit alleges, among other things, that H&N Gas ("H&N") was defrauded by American Resources in connection with gas purchase options and gas price swap contracts entered into from February 1998 through September 1999. H&N alleges unlawful collusion between American Resources' prior management and the then president of H&N, Richard Hale ("Hale"), to the detriment of H&N. H&N generally alleges that Hale directed H&N to purchase illusory options from American Resources that bore no relation to any physical gas business and that American Resources did not have the financial resources and/or sufficient quantity of gas to perform. H&N further alleges that American Resources and Hale colluded with respect to swap transactions that were designed to benefit American Resources at the expense of H&N. H&N further alleges civil conspiracy against all the defendants. H&N is seeking approximately $6.2 million in actual damages plus treble damages, punitive damages and prejudgment interest against American Resources directly. As a result of its conspiracy allegation, H&N also contends that all defendants are jointly and severally liable for over $40.0 million in actual damages plus treble damages, punitive damages and prejudgment interest. Settlement discussions with H&N are currently underway; however, if these discussions are unsuccessful, American Resources intends to vigorously defend this claim.



ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

     A)   No Exhibits
     B)   Reports on Form 8-K

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

                         By: BLUE DOLPHIN ENERGY COMPANY



Date:    May 14, 2002                       /s/ Michael J. Jacobson
                                           -------------------------------------
                                           Michael J. Jacobson
                                           President and Chief Executive Officer



                                            /s/ G. Brian Lloyd
                                           -------------------------------------
                                           G. Brian Lloyd
                                           Vice President, Treasurer
                                           (Principal Accounting Officer)