Form 10QSB
period 2002-06-30
BLUE DOLPHIN ENERGY CO
filed 2002-08-14
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     June 30, 2002

[ ]  Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 For the transition period from ..........to ..........

Commission File Number:                0-15905

                           BLUE DOLPHIN ENERGY COMPANY
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                      73-1268729
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

  801 Travis, Suite 2100, Houston, Texas                          77002
  Address of principal executive offices)                       (Zip Code)

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

6,371,845  shares of the  registrants'  common stock,  par value $.01 per share,
--------------------------------------------------------------------------------
were outstanding at August 13, 2002.
------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET -UNAUDITED

                                  June 30, 2002
                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Blue Dolphin Energy Company and subsidiaries (the "Company" or "Blue Dolphin") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. The Company follows the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. The Company believes that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED


                                     ASSETS

Current assets:

   Cash and cash equivalents                                       $    720,859
   Accounts receivable, net of allowance of $197,500                  1,193,425

   Prepaid expenses and other assets                                    258,161
                                                                   ------------
                         TOTAL CURRENT ASSETS                         2,172,445

Property and Equipment at cost:
    Oil and Gas properties, including $71,488

           of unproved leasehold cost  (full-cost method)            27,141,910
   Pipelines                                                          3,639,940
   Onshore separation and handling facilities                         1,664,128

   Land                                                                 860,275

   Other property and equipment                                         272,091
                                                                   ------------
                                                                     33,578,344
  Accumulated depletion, depreciation and amortization              (27,287,637)
                                                                   ------------

                                                                      6,290,707


Deferred federal income tax                                             244,444

Other assets                                                            460,501
                                                                   ------------

                         TOTAL ASSETS                              $  9,168,097
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                          $  1,126,193
   Accrued expenses and other liabilities                             3,455,903
                                                                   ------------
                         TOTAL CURRENT LIABILITIES                    4,582,096


Note payable                                                            750,000

Contingencies                                                              --

Common Stock, ($.01 par value, 10,000,000 shares authorized,
6,371,845 shares issued and outstanding)                                 63,718
Additional Paid-in Capital                                           26,107,141
Accumulated Deficit                                                 (22,334,858)
                                                                   ------------
                                                                      3,836,001
                         TOTAL LIABILITES AND

                         STOCKHOLDERS' EQUITY                      $  9,168,097
                                                                   ============

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLODATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                    Three Months
                                                                   Ended June 30,
                                                                2002           2001
                                                            -----------    -----------
Revenue from operations:
    Oil and gas sales                                       $   689,482    $ 1,462,015
    Pipeline operations                                         357,456        231,878
                                                            -----------    -----------

                                                              1,046,938      1,693,893
                                                            -----------    -----------

Cost of operations:

    Lease operating expenses                                    175,212        293,626
    Pipeline operating expenses                                 142,719        118,210
    Depletion, depreciation, amortization and abandonment       263,190        424,646
    General and administrative                                  791,540        777,661
                                                            -----------    -----------
                                                              1,372,661      1,614,143
                                                            -----------    -----------


                     INCOME (LOSS) FROM OPERATIONS             (325,723)        79,750

Other income (expense):

    Interest and other expense                                 (105,923)      (164,402)
    Interest and other income                                    42,058         44,352
                                                            -----------    -----------

                    LOSS BEFORE MINORITY INTEREST,
                    AND INCOME TAXES                           (389,588)       (40,300)

Minority interest                                                  --          (29,106)

Income taxes                                                       --             --
                                                            -----------    -----------

Net loss                                                    $  (389,588)   $   (69,406)
                                                            ===========    ===========

Loss per common share-basic and diluted                     $     (0.06)   $     (0.01)
                                                            ===========    ===========
Weighted average number of common shares
    Outstanding - basic and diluted                           6,371,845      6,020,051
                                                            ===========    ===========

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLODATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                       Six months
                                                                     Ended June 30,
                                                                  2002           2001
                                                              -----------    -----------

Revenue from operations:

    Oil and gas sales                                         $ 1,267,751    $ 3,252,867
    Pipeline operations                                           686,753        554,076
                                                              -----------    -----------
                                                                1,954,504      3,806,943
                                                              -----------    -----------
Cost of operations:

    Lease operating expenses                                      392,859        627,390
    Pipeline operating expenses                                   287,435        268,948
    Depletion, depreciation, amortization and abandonment         552,757      2,002,808
    Impairment of assets                                          339,984           --
    General and administrative                                  1,376,155      1,596,164
                                                              -----------    -----------
                                                                2,949,190      4,495,310
                                                              -----------    -----------

                     LOSS FROM OPERATIONS                        (994,686)      (688,367)

Other income (expense):
    Interest and other expense                                   (121,715)      (329,642)
    Bad debt expense                                             (197,500)          --
    Gain on sale of assets                                           --        1,417,626
    Interest and other income                                      56,648         97,473
                                                              -----------    -----------
                    INCOME (LOSS) BEFORE MINORITY INTEREST,
                    AND INCOME TAXES                           (1,257,253)       497,090

Minority interest                                                 (55,746)       (13,582)

Income taxes                                                         --             --
                                                              -----------    -----------

Net income (loss)                                             $(1,312,999)   $   483,508
                                                              ===========    ===========

Earnings (loss) per common share-basic                        $     (0.21)   $      0.08
                                                              ===========    ===========


Earnings (loss) per common share-diluted                      $     (0.21)   $      0.08
                                                              ===========    ===========

Weighted average number of common shares outstanding:
    Basic                                                       6,293,022      6,018,440
                                                              ===========    ===========
    Diluted                                                     6,293,022      6,037,458
                                                              ===========    ===========


See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLODATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                    Six Months
                                                                                  Ended June 30,
                                                                                2002           2001
                                                                            -----------    -----------

OPERATING ACTIVITIES

    Net income (loss)                                                       $ (1,312,999) $    483,508
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:

               Depletion, depreciation, amortization, abandonment               552,757      2,002,808
               Minority interest                                                 55,746         13,582
               Gain on sale of as sets                                             --       (1,417,626)
               Impairment of assets                                             339,984           --
               Bad debt expense                                                 197,500           --
               Changes in operating assets and liabilities:

                    Accounts receivable                                        (132,686)       957,069
                    Prepaid expenses and other assets                           (94,336)      (169,482)
                    Abandonment costs incurred                                     --       (1,473,960)
                    Trade accounts payable, accrued expenses, and other
                    liabilities                                              (1,380,809)        51,013
                                                                            -----------    -----------
                                          NET CASH PROVIDED BY (USED IN)
                                          OPERATING ACTIVITIES               (1,774,843)       446,912
                                                                            -----------    -----------
INVESTING ACTIVITIES
    Purchases of property and equipment                                            --       (1,602,571)
    Exploration and development costs                                          (604,461)      (387,000)
    Purchase of minority interest from subsidiary                              (254,786)          --

    Net proceeds from sale of assets                                               --        4,625,000
    Funds escrowed for abandonment costs                                           --          (34,347)
    Release of escrowed funds for abandonment                                      --        1,451,446
    Development costs - Petroport                                                  --          (49,510)
    Development costs - New Avoca                                                (1,615)      (158,497)
    Acquisition of additional interest in Drillmar, net of cash acquired           --         (270,529)
    Other assets                                                                   --         (214,140)
                                                                            -----------    -----------
                        NET CASH PROVIDED BY (USED IN)
                        INVESTING ACTIVITIES                                   (859,862)     3,359,852
                                                                            -----------    -----------
FINANCING ACTIVITIES

    Net proceeds from borrowings                                                   --          100,000
    Payments on borrowings                                                         --       (2,218,412)
    Other                                                                        12,004         (6,656)
                                                                            -----------    -----------
                        NET CASH PROVIDED BY (USED IN)
                        FINANCING ACTIVITIES                                     12,004     (2,125,068)
                                                                            -----------    -----------
                        INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS    (2,622,701)     1,681,696


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              3,343,560      2,071,682
                                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   720,859    $ 3,753,378
                                                                            ===========    ===========

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                                           $      --      $    98,500
                                                                            ===========    ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:

    Purchases of property and equipment financed with debt                  $   750,000    $      --
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

2.   Contingencies

As a result of the decision to cease operating activities in the Buccaneer Field, the Company's leases in or on the Buccaneer Field terminated in January 2001. The Company must plug and abandon all remaining wells and remove platform facilities within one year from the termination of the leases. In 2001, the Company plugged its remaining wells at a cost of approximately $1.4 million. During 2001 the Company also commenced operations to remove the Buccaneer Field platform complexes at a cost of approximately $0.4 million. After the Company commenced removal operations, discussions were initiated with the Texas Parks and Wildlife Department ("TP&W") in an effort to leave certain of the underwater portions of the platform complexes in place as artificial reefs. In December 2001, operations to remove the platform complexes were suspended while the Company continues its discussions with the TP&W.

The Company expects that the TP&W will make a decision whether the Company can leave portions of the Buccaneer Field platform complexes in place as artificial reefs in the second half of 2002. If one or both of the platform complexes are left in place as an artificial reef, certain site clearance costs would be eliminated. The Company requested and has received an extension from the MMS until October 1, 2002 to complete the removal and site clearance of the platform complexes. The Company still believes that its provision for abandonment costs of $4.6 million is adequate.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

On May 8, 2000, American Resources Offshore, Inc., a subsidiary of the registrant ("American Resources"), and its former chief financial officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N Gas, Limited Partnership, et al. v. Richard Hale, et al. (Case No. H-00-1371). The lawsuit alleged, among other things, that H&N Gas ("H&N") was defrauded by American Resources in connection with gas purchase options and gas price swap contracts entered into from February 1998 through September 1999. H&N alleged unlawful collusion between American Resources' prior management and then president of H&N, Richard Hale ("Hale"), to the detriment of H&N. H&N generally alleged that Hale directed H&N to purchase illusory options from American Resources that bore no relation to any physical gas business and that American Resources did not have the financial resources and/or sufficient quantity of gas to perform. H&N further alleged that American Resources and Hale colluded with respect to swap transactions that were designed to benefit American Resources at the expense of H&N. H&N also alleged civil conspiracy against all of the defendants.

In May 2002, the Company, American Resources and members of prior management of American Resources, including its former chief financial officer, entered into a settlement agreement with H&N. American Resources paid approximately $0.3 million in settlement of this litigation and additionally released funds of approximately $0.7 million it was holding that were due to H&N. The settlement agreement and the payments made thereunder were made in compromise of disputed claims and are not an admission of wrongdoing or of liability of any kind.

3.   Acquisition of assets

In February 2002, the Company acquired a 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC Pipeline and Processing Company ("MCNIC"). Pursuant to the terms of the purchase and sale agreement, Blue Dolphin issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. The note bears interest at the rate of 6% per annum and is secured by the interest acquired. As of June 30, 2002, net resources were insufficient to provide any pricipal payments. Additionally, an aggregate contingent payment of up to $750,000 will be made, if the promissory note is retired before its maturity date. The contingent payments will be payable annually after the promissory note is retired until December 31, 2006 out of 50% of the net revenues from the interest acquired. The termination date, December 31, 2006, will be extended by one additional year, up to a maximum of two years, for years in which non-recurring, extraordinary expenditures attributable to the interest acquired exceeds $200,000, in the aggregate, during any year.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED

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

4.   Other Liabilities

In December 1999, American Resources received approximately $4.5 million from Blue Dolphin Exploration for American Resources common stock representing a 75% ownership interest and $24.2 million from Fidelity Oil for an 80% interest in its Gulf of Mexico assets. American Resources senior secured debt was held by Den norske Bank ("Den norske"). Den norske sold the senior debt to the Company for the right to receive a possible future payment. The payment due to Den norske was determined to be approximately $0.8 million net to American Resources; however, in June 2002, Den norske agreed to accept $0.6 million as full payment, which American Resources paid.

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

The following table provides a reconciliation between basic and diluted earnings per share:


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED



                                                                  Weighted-
                                                                Average Number
                                                              of Common Shares
                                                                 Outstanding
                                                                and Potential               Per
                                             Net Income           Dilutive            Share
                                               (Loss)          Common Shares          Amount
                                          ----------------    ----------------    ---------------

Six Months ended June 30, 2002
       Basic and diluted loss per share   $     (1,312,999)          6,293,022    $         (0.21)
                                          ================    ================    ===============

Six Months ended June 30, 2001
      Basic earnings per share            $        483,508           6,018,440    $          0.08
      Effect of dilutive stock options                                  19,018
                                          ----------------    ----------------    ---------------
   Diluted earnings per share             $        483,508           6,037,458    $          0.08
                                          ================    ================    ===============

Quarter ended June 30, 2002
       Basic and diluted loss per share   $       (389,588)          6,371,845    $         (0.06)
                                          ================    ================    ===============

Quarter ended June 30, 2001
                                          ----------------    ----------------    ---------------
      Basic and diluted loss per share    $       (69,406)           6,020,051    $         (0.01)
                                          ================    ================    ===============


5.   Business Segment Information

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production; and pipeline operations. There were no intersegment revenues during the periods presented. Information concerning these segments for the six months and quarters ended June 30, 2002 and 2001, and at June 30, 2002 are as follows:


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED

                                                                                                       Depletion,
                                                                                                     Depreciation,
                                                                                                     Amortization,
                                                                                                      Abandonment,
                                                                                   Operating          Income and
                                                            Revenues (3)         (Loss)(1)(3)      Impairment (2)(3)
                                                         -----------------    -----------------    -----------------
Six months ended June 30, 2002:
      Oil and gas exploration and production             $       1,267,751               93,103              457,534
      Pipeline operations                                          686,753              139,155               84,511
      Other                                                           --             (1,226,944)              10,712
                                                         -----------------    -----------------    -----------------
      Consolidated                                               1,954,504             (994,686)             552,757
                                                         -----------------                         -----------------
      Other Expense                                                                    (262,567)
                                                                              -----------------
      Loss before minority interest and income taxes                                 (1,257,253)


Six months ended June 30, 2001:

      Oil and gas exploration and production             $       3,252,867             (167,317)           1,896,995
      Pipeline operations                                          554,076            1,459,676               90,491
      Other                                                           --               (563,100)              15,322
                                                         -----------------    -----------------    -----------------
      Consolidated
                                                                 3,806,943              729,259            2,002,808
                                                         -----------------                         -----------------
      Other expense                                                                    (232,169)
                                                                              -----------------
      Income before minority interest and income taxes                                  497,090


Quarter ended June 30, 2002:

      Oil and gas exploration and production             $         689,482              138,541              225,101
      Pipeline operations                                          357,456              103,910               32,733
      Other                                                           --               (568,174)               5,356
                                                         -----------------    -----------------    -----------------
      Consolidated
                                                                 1,046,938             (325,723)             263,190
                                                         -----------------                         -----------------
      Other expense                                                                     (63,865)
                                                                              -----------------
      Loss before minority interest and income taxes                                   (389,588)


Quarter ended June 30, 2001:

      Oil and gas exploration and production             $       1,462,015              364,289              383,703
      Pipeline operations                                          231,878               10,307               36,684
      Other                                                           --               (294,846)               4,259
                                                         -----------------    -----------------    -----------------
      Consolidated
                                                                 1,693,893               79,750              424,646
                                                         -----------------                         -----------------
      Other expense                                                                    (120,050)
                                                                              -----------------
      Loss before minority interest and income taxes                                    (40,300)




                                                 June 30, 2002
                                                 -------------
               Identifiable assets:
                   Oil and Gas exploration and
               production                        $   2,872,623
                   Pipeline operations               5,189,921
                   Other                             1,105,553
                                                 -------------
                       Consolidated              $   9,168,097
                                                 =============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED


     1. Consolidated income (loss) from operations includes $876,249 and $547,780 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $10,712 and $15,322 for the six months ended June 30, 2002 and 2001, respectively.

          Consolidated income (loss) from operations includes $562,818 and $290,587 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $5,356 and $4,259 for the quarters ended June 30, 2002 and 2001, respectively.

     2. Pipeline depreciation and amortization includes a provision for pipeline abandonment of $9,870 and $9,870 for the six months ended June 30, 2002 and 2001, respectively. In addition, the Company recorded an impairment expense of $339,984 for the six months ended June 30, 2002, of its investment in Drillmar, and an expense of approximately $1.1 million for the six months ended June 30, 2001, as a result of a change in the estimated abandonment costs associated with the Buccaneer Field.

          Pipeline depreciation and amortization includes a provision for pipeline abandonment of $4,935 and $4,935 for the quarters ended June 30, 2002 and 2001, respectively.

     3. Pipeline revenues include $49,640 for the six months ended June 30, 2001 from the Black Marlin Pipeline System. Pipeline operations include $50,107 of operating expenses and depreciation for the six months ended June 30, 2001 from the Black Marlin Pipeline System.

6.   Subsequent Event

In July 2002, American Resources Offshore, Inc., a wholly owned subsidiary of the Company ("American Resources"), sold its working interest in the South Timbalier Block 148 property for $2.3 million. As of December 31, 2001, the Company recorded 1,354 Mmcfe of proved reserves attributable to the South Timbalier Block 148 property. These proved reserves accounted for approximately 36% of the Company's total net proved reserves on an Mmcfe basis and 37% of the discounted present value of estimated future net revenues from proved reserves. Production from this field accounted for 19% and 20% of the Company's oil and gas sales revenues for the quarters ended June 30, 2002 and 2001, respectively, and 12% and 17% of the Company's total revenues for these periods. Production from this field accounted for 17% and 19% of the Company's oil and gas sales revenues for the six months ended June 30, 2002 and 2001, respectively, and 11% and 17% of the Company's total revenues for these periods.

7.   Recently Issued Accounting Pronouncements

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB

Statements No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of Statement No. 4 and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds

FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company's management does not expect the adoption of SFAS 145 to have a material effect on the Company's financial condition and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company's management does not expect the adoption of SFAS 146 to have a material effect on the Company's financial condition and results of operations.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Forward Looking Statements. Certain of the statements included in this quarterly report on Form 10QSB, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "plan", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in the forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from the forward-looking statements include:

     o    the risks associated with exploration;
     o    the level of production from oil and gas properties
     o    gas and oil price volatility;
     o uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
     o    the level of utilization of the Company's pipelines;
     o    availability and cost of capital;
     o actions or inactions of third party operators for properties where the Company has an interest;
     o    regulatory developments; and
     o    general economic conditions.

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

RECENT DEVELOPMENTS
-------------------

On July 9, 2002, American Resources Offshore, Inc., a wholly owned subsidiary of the Company ("American Resources"), sold its working interest in the South Timbalier Block 148 property for $2.3 million. As of December 31, 2001, the Company reported 1,354 Mmcfe of proved reserves attributable to the South Timbalier Block 148 property. These proved reserves accounted for approximately 36% of the Company's total net proved reserves on an Mmcfe basis and 37% of the discounted present value of estimated future net revenues from proved reserves. For the six months ended June 30, 2002 and the three months ended June 30, 2002,

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED



production from this property accounted for 17% and 19% respectively, of the Company's oil and gas sales revenues and 11% of the Company's total revenues for both periods.


LIQUIDITY AND CAPITAL RESOURCES


At June 30, 2002 the Company's working capital deficit was approximately $2.4 million. The Company's audit report as of and for the year ended December 31, 2001 contained a qualification as to the Company's ability to continue as a going concern due to its financing needs. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As mentioned above, in July 2002 the Company sold its interest in the South Timbalier Block 148 property for $2.3 million. The Company's cash flow from operating activities is not sufficient to meet its working capital and capital expenditure requirements for the remainder of the fiscal year. In order to satisfy its working capital and capital expenditure requirements for the next twelve months, the Company believes that it will need to raise between $0.5 and $1.0 million of capital. The Company will need to arrange external financing and/or sell assets to raise the necessary capital. Historically, the Company has relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain its operations. There can be no assurance that the Company will be able to obtain financing or sell assets on commercially reasonable terms to meet its capital requirements. The Company's inability to raise capital may have a material adverse effect on its financial condition, ability to meet its obligations and operating needs, and results of operations.

The following table summarizes certain of the Company's contractual cash obligations and other commercial cash commitments at June 30, 2002 (amounts in thousands):

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


                              Payments Due by Period
                              ----------------------
  Contractual                   Less than                   After
  Obligations         Total      1 year     1-3 years   4-5 years    5 years
  -----------       ---------   ---------   ---------   ---------   ---------

Long-Term Debt      $     750        --          --           750        --
Other Contractual
Obligations             3,510       1,486       1,877         147        --
                    ---------   ---------   ---------   ---------   ---------
Total Contractual
Cash Obligations    $   4,260       1,486       1,877         897        --
                    =========   =========   =========   =========   =========

                   Amount of Commitment Expiration Per Period
                   ------------------------------------------
Other Commercial                Less than                   After
  Commitments         Total      1 year     1-3 years   4-5 years    5 years
----------------    ---------   ---------   ---------   ---------   ---------

Long-Term Debt      $    --          --          --          --          --
Other Commercial
Obligations             2,000       2,000        --          --          --
                    ---------   ---------   ---------   ---------   ---------
Total Commercial
Cash Obligations    $   2,000       2,000        --          --          --
                    =========   =========   =========   =========   =========



The following table summarizes the Company's financial position at June 30, 2002 and December 31, 2001 (amounts in thousands):

                                        June 30,       December 31,
                                        --------       ------------
                                          2002             2001
                                          ----             ----
                                    Amount      %     Amount      %
                                    ------   ------   ------   ------
      Property and equipment, net   $6,291       90   $5,980       85
      Other noncurrent assets          705       10    1,043       15
                                    ------   ------   ------   ------
      Total                         $6,996      100   $7,023      100
                                    ======   ======   ======   ======

      Working capital               $2,410       34   $1,197       17
      Minority interest               --       --      1,065       15
      Long term debt                   750       11     --       --
      Stockholders' equity           3,836       55    4,761       68
                                    ------   ------   ------   ------
      Total                         $6,996      100   $7,023      100
                                    ======   ======   ======   ======

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The change in the Company's financial position from December 31, 2001 to June 30, 2002, was primarily due to acquisitions of the minority interest in American Resources and the additional interest in the Blue Dolphin Pipeline System.

Historically, the Company has relied on the proceeds from financing activities and the sale of assets to supplement its capital requirements. During the six months ended June 30, 2002 ("current period"), the Company financed its activities from revenues generated from its operating activities, working capital and debt financing.

The Company's future cash flows are subject to a number of variables, including the level of production from oil and gas properties that the Company has an interest in, utilization of its pipeline systems and commodity prices among others.

The net cash provided by or used in our operatinfg, investing and financing activities is summarized below (amounts in thousands):

                                                          Six Months Ended
                                                              June 30,
                                                          2002          2001
                                                       ----------    ----------
      Net cash provided by (used in):
      Operating activities                             $   (1,775)   $      447

      Investing activities                                   (860)        3,360
      Financing activities                                     12        (2,125)
                                                       ----------    ----------
           Net increase (decrease) in  cash            $   (2,623)   $   1,682
                                                       ==========    ==========

The Company's cash flow from operating activities decreased by $2.2 million in the current period compared to the six months ended June 30, 2001 ("previous period"), due primarily to a decrease in oil and gas revenues of approximately $2.0 million.

Cash flow used in investing activities during the current period decreased by approximately $4.2 million compared to the previous period due primarily to proceeds received from the sale of the Black Marlin Pipeline System in the prior period of approximately $4.6 million.

Cash flow provided by financing activities during the current period increased by approximately $2.1 million compared to the previous period. The increase is due to approximately $2.2 million used in the previous period to retire debt.

In November 2000, the Company elected to abandon the Buccaneer field due to adverse developments in the field. The Company reached an agreement with Tetra Applied Technologies, Inc. ("Tetra"), to plug and abandon the wells located in the Buccaneer Field, which was completed in the first quarter of 2001 for approximately $1.4 million. In addition, Maritech Resources, Inc. ("Maritech") an affiliate of Tetra purchased an adjacent lease from Apache Corporation for which the Company provided production operating services. In December 2000, as a result of the Company's plans to abandon the Buccaneer Field platform facilities, the Company and Maritech terminated the operating agreement. The Company installed a new platform in 2001 at a cost of $1.7 million net to its

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

interest, to operate and maintain the Blue Dolphin Pipeline System, as well as handle the production from Maritech's lease. The Blue Dolphin System was previously tied into and operated from the Buccaneer Field platforms.

In August 2001, the Company reached an agreement with Tetra to remove the Buccaneer Field platforms for a cost of approximately $2.6 million. Pursuant to the agreement, Tetra and the Company agreed to extended payment terms, whereby the Company will pay 20% upon completion and 5% per month for twelve months, with the remaining balance due in the thirteenth month. To provide security for the extended payment terms, the Company provided Tetra with a first lien on the 50% interest it then owned in the Blue Dolphin Pipeline System. Operations to remove the platforms commenced in August 2001 and were suspended in December 2001, while the Company continued discussions with the Texas Parks and Wildlife to leave the underwater portion of the platforms in place as artificial reefs. The Company expects that the Texas Parks and Wildlife will make a decision as to whether the Company will be able to leave any of the Buccaneer Field platforms in place as artificial reefs, in the second half of 2002. The Company requested and has received an extension from the Minerals Management Service until October 1, 2002, to complete the removal and site clearance of the platform complexes. After the decision is made by the Texas Parks and Wildlife, Tetra will resume its removal operations. If a platform complex is left in place as an artificial reef certain costs associated with the site clearance operations would be eliminated. The Company believes that its provision for abandonment costs of $4.6 million at June 30, 2002 is adequate. The Company expects to finance the remaining abandonment costs from working capital, the private placement of debt or equity securities, or the sale of assets.

The Company previously announced a gas discovery in High Island Area Block A-7, in the Gulf of Mexico. The Company owns an 8.9% reversionary working interest in this field and it will begin to receive revenues from its reversionary interest after "payout" occurs. Payout occurs after all of the other working interest owners have recovered their costs and expenses associated with developing the field from sales of gas and oil production from the field. In mid 2001, there were three wells producing in this field at a combined rate of approximately 60 Mmcf of natural gas per day. However, two of the three wells stopped producing and the remaining well is currently producing approximately 8 Mmcf of natural gas per day. Additionally, two unsuccessful exploratory wells were drilled in late 2001. Another well was recently drilled and is being completed. Before this well was drilled, the Company had expected to begin to receive revenues from its reversionary working interest in this field in 2005, however, subject to the total cost of this well and its rate of production, the Company cannot accurately determine when, if at all, it will begin to receive revenues.

In January 2001, the Company and its partners sold the Black Marlin Pipeline System for $7.3 million and the High Island Block A-5 pipeline for $2.0 million to Williams Field Services; $3.6 million and $1.0 million, respectively, net to the Company's interest.

The Company's proved reserves and future net revenues reported at December 31, 2001 reflect estimated capital expenditures totaling $150,000, for the year ending December 31, 2002. Management will continue to evaluate its capital expenditure program based on, among other things, field reservoir performance, availability and cost of drilling and workover equipment, and demand and prices obtainable for the Company's production, as well as availability of capital resources. There can be no assurance that reserves will be developed as currently planned. For the six months ended June 30, 2002, the Company incurred capital expenditures of approximately $425,000 for development of its proved reserves. The Company is anticipating further planned capital expenditures of $150,000 in the remainder of 2002 associated with its proved reserves.

In February 2002, the Company acquired a 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC. Pursuant to the terms of the purchase and sales agreement, Blue Dolphin issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. Additionally, an aggregate contingent payment of up to $750,000 will be made, if the promissory note is retired before its maturity date. The contingent payments will be payable annually after the promissory note is retired until December 31, 2006 out of 50% of the net revenues from the interest acquired. Currently the Company does not believe that the promissory note will be retired before its maturity date. See Note 3. Acquisition of Assets, in Part 1., Item 1.

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

In December 1999, American Resources received approximately $4.5 million from Blue Dolphin Exploration for American Resources common stock representing a 75% ownership interest and $24.2 million from Fidelity Oil for an 80% interest in its Gulf of Mexico assets. American Resources senior secured debt was held by Den norske Bank ("Den norske"). Den norske sold the senior debt to the Company for the right to receive a possible future payment. The payment due to Den norske was determined to be approximately $0.8 million net to American Resources; however, in June 2002, Den norske agreed to accept $0.6 million as full payment, which American Resources paid in July 2002.

In May 2002, the Company, American Resources and members of prior management of American Resources, including its former chief financial officer, entered into a settlement agreement with H&N. American Resources paid approximately $0.3 million in settlement of this litigation and additionally released funds of approximately $0.7 million it was holding that were due to H&N. The settlement agreement and the payments made thereunder were made in compromise of disputed claims and are not an admission of wrongdoing or of liability of any kind. See
Note 2 in Part 1 Item 1.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS
---------------------

The Company reported a net loss for the six months ended June 30, 2002, ("current period") of $1,312,999, compared to net income of $483,508 reported for the six months ended June 30, 2001 ("previous period"). The current period net loss is primarily due to a decrease in oil and gas sales of approximately $2.0 million, an impairment of the Company's investment in Drillmar along with associated accounts receivable totaling approximately $0.5 million offset in part by a decrease in depletion, depreciation, amortization and abandonment expense in the current period of approximately $1.5 million. A gain on the sale of the Black Marlin Pipeline System of $1.4 million was reported in the previous period.

For the quarter ended June 30, 2002 ("current quarter") the Company reported a net loss of $389,588 compared to a net loss of $69,406 for the quarter ended June 30, 2001 ("previous quarter"). The increase in the net loss is primarily due to a decrease in oil and gas sales of approximately $0.8 million, offset in part by increased pipeline revenues of approximately $0.1 million, lower lease operating expenses of approximately $0.1 million and a decrease in depletion, depreciation, amortization and abandonment expense of approximately $0.2 million.

Revenues:

First Half 2002 vs. First Half 2001. Current period revenues from oil and gas sales decreased by $1,985,116, from those of the previous period due to a 49% decrease in oil and gas prices, resulting in decreased revenues of $1.2 million and a decrease in production volumes of 23%, resulting in a $0.7 million decrease in revenues.

Current period revenues from pipeline operations increased by $132,677 or 24% from the previous period. The increase is attributable to the Company's acquisition of the 1/3 interest in the Blue Dolphin Pipeline System in January 2002, resulting in increased revenues of approximately $0.2 million, offset in part by lower throughput volumes resulting in decreased revenues of approximately $0.1 million.

Second Quarter 2002 vs. Second Quarter 2001. Current quarter revenues from oil and gas sales decreased by $772,533, from those of the previous quarter. The decrease was due to a 44% decrease in oil and gas prices resulting in decreased revenues of $.6 million, and an 18% decrease in oil and gas volumes resulting in decreased revenues of $0.2 million.

Current quarter revenues from pipeline operations increased by $125,578 or 54% from the previous quarter. The increase is attributable to the Company's acquisition of an additional 1/3 interest in the Blue Dolphin Pipeline System in January, 2002 resulting in increased revenues of approximately $0.2 million, offset in part by lower throughput volumes resulting in decreased revenues of approximately $0.1 million.

Costs and Expenses:

First Half 2002 vs. First Half 2001. Current period lease operating expense decreased by $234,531 or 37% from the previous period. The decline was primarily

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

due  to  the  elimination  of  lease  operating  expense   associated  with  the
disposition of properties in late 2001.

Current period pipeline operating expenses increased by $18,487 or 7% from the previous period. The increase was primarily due to the purchase of an additional 1/3 interest in the Blue Dolphin Pipeline System effective January 2002.

Current period depletion, depreciation, amortization and abandonment decreased $1,450,051 from the previous period. In the previous period the Company recorded an increase in the estimated costs associated with the Buccaneer Field abandonment of approximately $1.1 million. In addition, depletion expense decreased in the current period due to a 23% decrease in production volumes resulting in decreased depletion of $0.1 million and a lower depletion rate used in 2002 compared to 2001 resulting in decreased depletion of approximately $0.2 million.

Impairment of assets included an impairment of the Company's investment in Drillmar of $339,984 in the current period. In addition, the Company recorded bad debt expense of $0.2 million in the current period for accounts receivable owed by Drillmar.

General and administrative expenses for the current period decreased $220,009 from the previous period. The decrease is primarily due to the Company's cost reduction plan that resulted in a reduction in staff costs of approximately $0.2 million.

Interest and other expense in the current period decreased $207,927 from the previous period. In the current period the Company recorded an expense associated with the settlement of litigation with H&N of approximately $0.3 million offset in part by a reduction of the payment to Den norske Bank of approximately $0.2 million. Previous period expense included a $0.3 million increase in the provision for the contingent payment to Den noske Bank

Second Quarter 2002 vs. Second Quarter 2001. Current quarter lease operating expense decreased by $118,414 or 40% from the previous quarter. The decline was primarily due to the elimination of lease operating expense associated with the disposition of properties in late 2001.

Current quarter pipeline operating expenses increased by $24,509 or 20% from the previous quarter. The increase was primarily due to the purchase of an additional 1/3 interest in the Blue Dolphin Pipeline System effective January 2002.

Current quarter depletion, depreciation and amortization decreased $161,456 from the previous quarter. The decrease was primarily due to an 18% decrease in production volumes resulting in decreased depletion of approximately $0.1 million and a lower depletion rate used in 2002 compared to 2001 of approximately $0.1 million.

Interest and other expense in the current quarter decreased $58,479 from the previous quarter. In the current period the Company recorded an expense associated with the settlement of litigation with H&N of approximately $0.3 million offset in part by a reduction of the payment to Den norske Bank of approximately $0.2 million. Previous period expense included a $0.15 million increase in the provision for the contingent payment to Den noske Bank.

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


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 8, 2000, American Resources Offshore, Inc., a subsidiary of the registrant ("American Resources"), and its former chief financial officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N Gas, Limited Partnership, et al. v.
Richard Hale, et al. (Case No. H-00-1371). The lawsuit alleged, among other things, that H&N Gas ("H&N") was defrauded by American Resources in connection with gas purchase options and gas price swap contracts entered into from February 1998 through September 1999. H&N alleged unlawful collusion between American Resources' prior management and then president of H&N, Richard Hale
("Hale"), to the detriment of H&N. H&N generally alleged that Hale directed H&N to purchase illusory options from American Resources that bore no relation to any physical gas business and that American Resources did not have the financial resources and/or sufficient quantity of gas to perform. H&N further alleged that American Resources and Hale colluded with respect to swap transactions that were designed to benefit American Resources at the expense of H&N. H&N also alleged civil conspiracy against all of the defendants.

In May 2002, the Company,  American Resources and members of prior management of
American Resources, including its former chief financial officer, entered into a settlement  agreement  with H&N.  American  Resources  paid  approximately  $0.3 million in settlement of this  litigation  and  additionally  released  funds of approximately  $0.7 million it was holding that were due to H&N. This settlement agreement  and the payments to be made  thereunder  were made in  compromise  of disputed  claims and are not an admission of  wrongdoing  or of liability of any kind.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on May 14, 2002. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to such matter, where applicable, are set forth below.

                                Votes          Votes          Votes                        Broker
                                 For          Against       Withheld      Abstentions     Non-Votes
                             -----------    -----------    -----------    -----------    -----------
Election of Directors
     Ivar Siem                3,387,726         102          2,860,109       16,066         107,842
     Michael S. Chadwick      3,387,607         221          2,860,109       16,066         107,842
     Harris A. Kaffie         3,387,740          88          2,860,109       16,066         107,842
     Robert D. Wagner, Jr.    3,387,719         109          2,860,109       16,066         107,842


ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

A)   Exhibits

99.1 Michael J. Jacobson Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

B)       Reports on Form 8-K

         On June 7, 2002, the Company filed a current report on Form 8-K dated May 16, 2002, reporting the settlement agreement of the H&N litigation. The item in such current report was Item 5 (Other Events).

         On July 23, 2002, the Company filed a current report on Form 8-K dated July 9, 2002, reporting it completed the sale of its working interest in the South Timbalier Block 148 property to Newfield Exploration Company. The item in such current report was Item 2 (Acquisition or Disposition of Assets).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           By:  BLUE DOLPHIN ENERGY COMPANY



Date:    August 14, 2002                   /s/ Michael J. Jacobson
                                           -------------------------------------
                                           Michael J. Jacobson
                                           President and Chief Executive Officer



                                           /s/ G. Brian Lloyd
                                           -------------------------------------
                                           G. Brian Lloyd
                                           Vice President, Treasurer
                                           (Principal Accounting Officer)