Form 10QSB
period 2002-09-30
BLUE DOLPHIN ENERGY CO
filed 2002-11-14
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2002

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

         6,389,988 shares of the registrants' common stock, par value $.01 per share, were outstanding at November 5, 2002.

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

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET -UNAUDITED

                               September 30, 2002



                                        ASSETS

Current assets:

   Cash and cash equivalents                                       $  2,325,601
   Accounts receivable, net of allowance of $197,500                    821,053
   Prepaid expenses and other assets                                    372,300
                                                                   ------------
                         TOTAL CURRENT ASSETS                         3,518,954

Property and Equipment at cost:
    Oil and Gas properties, including $150,344
           of unproved leasehold cost  (full-cost method)            25,928,409
   Pipelines                                                          3,688,990
   Onshore separation and handling facilities                         1,664,128
   Land                                                                 860,275
   Other property and equipment                                         272,508
                                                                   ------------
                                                                     32,414,310
  Accumulated depletion, depreciation and amortization              (26,737,608)
                                                                   ------------
                                                                      5,676,702


Deferred federal income tax                                             244,444
Other assets                                                            583,021
                                                                   ------------

                         TOTAL ASSETS                              $ 10,023,121
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Trade accounts payable                                          $    593,897
   Accrued expenses and other liabilities                             3,421,515
                                                                   ------------
                         TOTAL CURRENT LIABILITIES                    4,015,412


Note payable                                                            750,000
Contingencies                                                              --

Common Stock, ($.01 par value, 10,000,000 shares authorized,
6,389,988 shares issued and outstanding)                                 63,900
Additional Paid-in Capital                                           26,103,708
Accumulated Deficit                                                 (20,909,899)
                                                                   ------------
                                                                      5,257,709
                         TOTAL LIABILITES AND
                         STOCKHOLDERS' EQUITY                      $ 10,023,121
                                                                   ============

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                    Three Months
                                                                 Ended September 30,
                                                                 2002           2001
                                                             -----------    -----------
Revenue from operations:
    Oil and gas sales                                        $   481,128    $   846,739
    Pipeline operations                                          273,373        229,927
                                                             -----------    -----------
                                                                 754,501      1,076,666
                                                             -----------    -----------
Cost of operations:

    Lease operating expenses                                     206,389        261,413
    Pipeline operating expenses                                  210,935        156,904
    Depletion, depreciation, amortization and abandonment        185,255        376,594
    General and administrative                                   415,582        708,965
                                                             -----------    -----------
                                                               1,018,161      1,503,876
                                                             -----------    -----------

                     LOSS FROM OPERATIONS                       (263,660)      (427,210)

Other income (expense):

    Interest and other expense                                    (5,041)       (27,225)
    Interest and other income                                    181,516         27,540
    Gain on sale of assets                                     1,438,518           --
                                                             -----------    -----------
                    INCOME (LOSS) BEFORE MINORITY INTEREST
                    AND INCOME TAXES                           1,351,333       (426,895)

Minority interest                                                   --            7,595

Income taxes                                                        --             --
                                                             -----------    -----------

Net income (loss)                                            $ 1,351,333    $  (419,300)
                                                             ===========    ===========

Earnings (loss) per common share-basic                       $      0.21    $     (0.07)
                                                             ===========    ===========
Earnings (loss) per common share-diluted                     $      0.21    $     (0.07)
                                                             ===========    ===========
Weighted average number of common shares outstanding:

    Basic                                                      6,381,285      6,021,463
                                                             ===========    ===========
    Diluted                                                    6,381,285      6,021,463
                                                             ===========    ===========

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED




                                                                    Nine months
                                                                Ended September 30,
                                                                2002           2001
                                                            -----------    -----------
Revenue from operations:
    Oil and gas sales                                       $ 1,748,880    $ 4,099,606
    Pipeline operations                                         960,126        784,003
                                                            -----------    -----------
                                                              2,709,006      4,883,609
                                                            -----------    -----------
Cost of operations:
    Lease operating expenses                                    599,249        888,805
    Pipeline operating expenses                                 498,370        425,852
    Depletion, depreciation, amortization and abandonment       738,012      2,379,402
    Impairment of assets                                        339,984           --
    General and administrative                                1,791,737      2,138,475
                                                            -----------    -----------
                                                              3,967,352      5,832,534
                                                            -----------    -----------

                     LOSS FROM OPERATIONS                    (1,258,346)      (948,925)

Other income (expense):
    Interest and other expense                                  (50,607)      (356,868)
    Interest and other income                                   235,641        125,013
    Bad debt expense                                           (197,500)          --
    Gain on sale of assets                                    1,438,518      1,417,626
                                                            -----------    -----------

                    INCOME BEFORE MINORITY INTEREST
                    AND INCOME TAXES                            167,706        236,846

Minority interest                                               (55,746)      (172,641)

Income taxes                                                       --             --
                                                            -----------    -----------

Net income                                                  $   111,960    $    64,205
                                                            ===========    ===========

Earnings per common share-basic                             $      0.02    $      0.01
                                                            ===========    ===========

Earnings per common share-diluted                           $      0.02    $      0.01
                                                            ===========    ===========
Weighted average number of common shares outstanding:

    Basic                                                     6,322,646      6,019,463
                                                            ===========    ===========
    Diluted                                                   6,322,646      6,035,216
                                                            ===========    ===========

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                       Nine Months
                                                                                   Ended September 30,
                                                                                   2002           2001
                                                                               -----------    -----------
OPERATING ACTIVITIES

    Net income                                                                 $   111,960    $    64,205
    Adjustments to reconcile net income to net cash
      provided by operating activities:
               Depletion, depreciation, amortization, abandonment                  738,012      2,379,402
               Minority interest                                                    55,746        172,641
               Gain on sale of assets                                           (1,438,518)    (1,417,626)
               Impairment of assets                                                339,984           --
               Increase in equity of affiliate                                     (61,886)          --
               Bad debt expense                                                    197,500           --
               Common stock issued for services                                     21,002           --
               Other                                                              (111,492)          --
               Changes in operating assets and liabilities:
                    Accounts receivable                                            239,686      1,107,090
                    Prepaid expenses and other assets                             (208,475)      (134,053)
                    Abandonment costs incurred                                        --       (2,061,525)
                    Trade accounts payable, accrued expenses, and other
                      liabilities                                               (1,947,493)       183,876
                                                                               -----------    -----------
                             NET CASH PROVIDED BY (USED IN)
                             OPERATING ACTIVITIES                               (2,063,974)       294,010
                                                                               -----------    -----------
INVESTING ACTIVITIES
    Purchases of property and equipment                                           (142,641)    (1,737,331)
    Exploration and development costs                                             (693,268)      (503,459)
    Net proceeds from sale of assets                                             2,300,000      4,625,000
    Purchase of minority interest from subsidiary                                 (355,828)          --
    Funds escrowed for abandonment costs                                              --          (31,358)
    Release of escrowed funds for abandonment                                         --        1,447,482
    Development costs - Petroport                                                     --          (53,688)
    Development costs - New Avoca                                                  (62,248)      (119,414)
    Acquisition of additional interest in Drillmar, net of cash acquired              --         (373,885)
    Other assets                                                                      --           (2,500)
                                                                               -----------    -----------

                             NET CASH PROVIDED BY INVESTING ACTIVITIES           1,046,015      3,250,847
                                                                               -----------    -----------
FINANCING ACTIVITIES
    Net proceeds from the sale of stock                                               --          (25,806)
    Payments on borrowings                                                            --       (2,218,412)
    Dividends paid by subsidiary                                                      --         (235,486)
                                                                               -----------    -----------

                             NET CASH USED IN FINANCING ACTIVITIES                    --       (2,479,704)
                                                                               -----------    -----------
                            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,017,959)     1,065,153


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 3,343,560      2,071,682
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 2,325,601    $ 3,136,835
                                                                               ===========    ===========

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid                                                              $      --      $    98,500
                                                                               ===========    ===========
    Taxes paid                                                                 $      --      $     6,530
                                                                               ===========    ===========
NON CASH INVESTING AND FINANCING ACTIVITIES:
    Purchases of property and equipment financed with debt                     $   750,000    $      --
                                                                               ===========    ===========


See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. Related Party Transactions

In May 2002, the Company terminated its agreement with Drillmar Inc. ("Drillmar"), effective as of May 1, 2002, whereby it provided office space and certain management and administrative services to Drillmar for approximately $40,000 per month. Ivar Siem, Chairman of the Company, and Harris A. Kaffie, a Director of the Company, are owners of 30.3% and 30.6%, respectively, of Drillmar's common stock.

Also in May 2002, the Company and Drillmar entered into a new agreement effective as of May 1, 2002, whereby the Company will provide office space and minimal accounting and administrative services to Drillmar for $2,000 per month. If Drillmar is able to secure financing to implement its business plan, the fee will increase to $20,000 per month retroactive to May 1, 2002. The agreement can be terminated upon 30 days notice or by the mutual agreement of the parties.

Due to Drillmar's working capital deficiency and delays in securing capital funding, at March 31, 2002 the Company elected to record a full impairment of its investment in Drillmar of approximately $340,000 and a full reserve for the accounts receivable amount owed from Drillmar of $197,500.

2. Contingencies

As a result of the decision to cease operating activities in the Buccaneer Field, the Company's leases comprising the Buccaneer Field terminated in January 2001. The Company must plug and abandon all remaining wells and remove platform facilities within one year from the termination of the leases. In 2001, the Company plugged its remaining wells at a cost of approximately $1.4 million. During 2001 the Company also commenced operations to remove the Buccaneer Field platform complexes at a cost of approximately $0.4 million. After the Company commenced removal operations, discussions were initiated with the Texas Parks and Wildlife Department ("TP&W") in an effort to leave certain of the underwater portions of the platform complexes in place as artificial reefs. In December 2001, operations to remove the platform complexes were suspended while the Company continues its discussions with and awaits a decision from the TP&W.

The Company currently expects that the TP&W will make a decision whether the Company can leave portions of the Buccaneer Field platform complexes in place as artificial reefs in the fourth quarter of 2002. If one or both of the platform complexes are left in place as an artificial reef, certain site clearance costs would be eliminated. The Company requested and has received an extension from the MMS until April 1, 2003 to complete the removal and site clearance of the platform complexes. The Company still believes that its provision for abandonment costs of $4.6 million is adequate.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

On May 8, 2000, American Resources Offshore, Inc., a subsidiary of the Company ("American Resources"), and its former chief financial officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N Gas, Limited Partnership, et al. v. Richard Hale, et al. (Case No. H-00-1371).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED

In May 2002, the Company, American Resources and members of prior management of American Resources, including its former chief financial officer, entered into a settlement agreement with H&N Gas. American Resources paid approximately $0.3 million in settlement of this litigation and additionally released funds of approximately $0.7 million it was holding that were due to H&N. The settlement agreement and the payments made thereunder were made in compromise of disputed claims and are not an admission of wrongdoing or of liability of any kind.

3. Acquisition and Disposition of Assets

In February 2002, the Company acquired a 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC Pipeline and Processing Company ("MCNIC"). Pursuant to the terms of the purchase and sale agreement, Blue Dolphin issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. The note bears interest at the rate of 6% per annum and is secured by the interest acquired. As of September 30, 2002, net revenues were insufficient to provide any principal payments, however the note continues to accrue interest a 6% per annum. Additionally, an aggregate contingent payment of up to $750,000 will be made, if the promissory note is retired before its maturity date. The contingent payments will be payable annually after the promissory note is retired until December 31, 2006 out of 50% of the net revenues from the interest acquired. The termination date, December 31, 2006, will be extended by one additional year, up to a maximum of two years, for years in which non-recurring, extraordinary expenditures attributable to the interest acquired exceeds $200,000, in the aggregate, during any year.

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

In July 2002, American Resources sold its working interest in the South Timbalier Block 148 property for $2.3 million. As of December 31, 2001, the Company reported 1,354 Mmcfe of proved reserves attributable to the South Timbalier Block 148 property accounting for approximately 36% of the Company's total net proved reserves on an Mmcfe basis and 37% of the discounted present value of estimated future net revenues from proved reserves. Production from this field accounted for 14% and 19% of the Company's oil and gas sales revenues for the nine months ended September 30, 2002 and 2001, respectively, and 9% and 16% of the Company's total revenues for these periods.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED

4. Earnings Per Share

The  Company  applies  the  provisions  of  Statement  of  Financial  Accounting
Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic earnings per share ("EPS") which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.

The following table provides a reconciliation between basic and diluted earnings per share:

                                                                 Weighted-
                                                               Average Number
                                                             of Common Shares
                                                                Outstanding
                                                               and Potential        Per
                                                Net Income        Dilutive         Share
                                                  (Loss)       Common Shares      Amount
                                              -------------    -------------   -------------
Nine Months ended September 30, 2002
       Basic and diluted earnings per share   $     111,960        6,322,646   $        0.02
                                              =============    =============   =============

Nine Months ended September 30, 2001
      Basic earnings per share                $      64,205        6,019,463   $        0.01
      Effect of dilutive stock options                                15,753
                                              -------------    -------------   -------------
   Diluted earnings per share                 $      64,205        6,035,216   $        0.01
                                              =============    =============   =============

Quarter ended September 30, 2002
       Basic and diluted earnings per share   $   1,351,333        6,381,285   $        0.21
                                              =============    =============   =============

Quarter ended September 30, 2001
      Basic and diluted loss per share        $    (419,300)       6,021,463   $       (0.07)
                                              =============    =============   =============

5. Business Segment Information

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production; and pipeline operations. There were no intersegment revenues during the periods presented. Information concerning these segments for the nine months and quarters ended September 30, 2002 and 2001, and at September 30, 2002 are as follows:


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED

                                                                                               Depletion,
                                                                                             Depreciation,
                                                                              Operating      Amortization,
                                                                                Income      Abandonment, and
                                                          Revenues (3)      (Loss)(1) (3)    Impairment (2)
                                                         --------------    --------------    --------------
Nine months ended September 30, 2002:
      Oil and gas exploration and production             $    1,748,880          (451,676)          594,974
      Pipeline operations                                       960,126           (31,122)          127,055
      Other                                                        --            (775,548)          355,967
                                                         --------------    --------------    --------------
      Consolidated                                            2,709,006        (1,258,346)        1,077,996
                                                         --------------                      --------------
      Other income, net                                                         1,426,052
                                                                           --------------
      Income before minority interest and income taxes                            167,706


Nine months ended September 30, 2001:
      Oil and gas exploration and production             $    4,099,606           257,813         2,231,354
      Pipeline operations                                       784,003            92,971           127,175
      Other                                                        --          (1,299,709)           20,873
                                                         --------------    --------------    --------------
      Consolidated                                            4,883,609          (948,925)        2,379,402
                                                         --------------                      --------------
      Other income, net                                                         1,185,771
                                                                           --------------
      Income before minority interest and income taxes                            236,846


Quarter ended September 30, 2002:
      Oil and gas exploration and production             $      481,128           (47,189)          137,439
      Pipeline operations                                       273,373           (84,933)           42,544
      Other                                                        --            (131,538)            5,272
                                                         --------------    --------------    --------------
      Consolidated                                              754,501          (263,660)          185,255
                                                         --------------                      --------------
      Other income, net                                                         1,614,993
                                                                           --------------
      Income before minority interest and income taxes                          1,351,333

Quarter ended September 30, 2001:
      Oil and gas exploration and production             $      846,739           163,887           334,359
      Pipeline operations                                       229,927            12,693            36,684
      Other                                                        --            (603,790)            5,551
                                                         --------------    --------------    --------------
      Consolidated                                            1,076,666          (427,210)          376,594
                                                         --------------                      --------------
      Other income, net                                                               315
                                                                           --------------
      Loss before minority interest and income taxes                             (426,895)

                                                  September 30,
                                                  -------------
                                                       2002
                                                  -------------
                Identifiable assets:
                    Oil and Gas exploration and
                production                        $   2,526,206
                    Pipeline operations               6,511,135
                    Other                               985,780
                                                  -------------
                        Consolidated              $  10,023,121
                                                  =============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED



         1. Consolidated income (loss) from operations includes $759,566 and $1,050,752 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $355,967 and $20,873 for the nine months ended September 30, 2002 and 2001, respectively.

                  Consolidated income (loss) from operations includes $126,266 and $169,021 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $5,272 and $5,551 for the quarters ended September 30, 2002 and 2001, respectively.

         2. Pipeline depreciation and amortization includes a provision for pipeline abandonment of $14,805 and $14,805 for the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company recorded an impairment expense of $339,984 for the nine months ended September 30, 2002, of its investment in Drillmar, and an expense of approximately $1.1 million for the nine months ended September 30, 2001, as a result of a change in the estimated abandonment costs associated with the Buccaneer Field.

                  Pipeline depreciation and amortization includes a provision for pipeline abandonment of $4,935 and $4,935 for the quarters ended September 30, 2002 and 2001, respectively.

         3. Pipeline revenues include $49,640 for the nine months ended September 30, 2001 from the Black Marlin Pipeline System. Pipeline operations include $50,107 of operating expenses and depreciation for the nine months ended September 30, 2001 from the Black Marlin Pipeline System.

6. Recently Issued Accounting Pronouncements

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

The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS 143, it is not practicable for management to estimate the impact of adopting SFAS 143 at the date of this report.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statements No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of Statement No. 4 and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company's management does not expect the adoption of SFAS 145 to have a material effect on the Company's financial condition and results of operations.

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

7. Subsequent Event

In October 2002, American Resources sold its working interest in all of its remaining proved oil and gas properties for $2.7 million. Production from the properties accounted for 99% and 84% of the Company's oil and gas sales revenues for the quarters ended September 30, 2002 and 2001, respectively, and 64% and 66% of the Company's total revenues for these periods. Production from these fields accounted for 86% and 81% of the Company's oil and gas sales revenues for the nine months ended September 30, 2002 and 2001, respectively, and 56% and 68% of the Company's total revenues for these periods.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Forward Looking Statements. Certain of the statements included in this quarterly report on Form 10-QSB, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "plan", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in the forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from the forward-looking statements include:

         o        the risks associated with exploration;
         o        the level of production from oil and gas properties;
         o        gas and oil price volatility;
         o        the level of utilization of the Company's pipelines;
         o        availability and cost of capital;
         o actions or inactions of third party operators for properties where the Company has an interest; o regulatory developments; and
         o        general economic conditions.

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

RECENT DEVELOPMENTS

In October 2002, American Resources sold its working interest in all of its remaining proved oil and gas properties for $2.7 million to Fidelity Exploration & Production Company. Production from the properties accounted for 99% and 84% of the Company's oil and gas sales revenues for the quarters ended September 30, 2002 and 2001, respectively, and 64% and 66% of the Company's total revenues for these periods. Production from these fields accounted for 86% and 81% of the Company's oil and gas sales revenues for the nine months ended September 30, 2002 and 2001, respectively, and 56% and 68% of the Company's total revenues for these periods. Unless an acquisition of producing properties is made, the Company's pipeline operations will account for substantially all of the Company's revenues.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

As a result of the sale of the Company's remaining proved oil and gas properties, the amount of future oil and gas sales revenues, lease operating expenses, depletion and capital expenditures associated with oil and gas production activities will be dependent upon the success of the Company's exploratory properties, reversionary working interests and future acquisitions of proved reserves. The Company expects to use the sales proceeds to satisfy its working capital needs and to finance future asset acquisitions, which may include other oil and gas properties. However, there can be no assurance that the Company will be able to acquire and develop additional oil and gas reserves that are economically recoverable.

On July 15, 2002, the Company received a notice from the Nasdaq Stock Market, Inc., where the Company's common stock is traded on the Nasdaq Small Cap Market ("NASDAQ"), that the Company's common stock traded below the minimum bid requirement of $1.00 for 30 consecutive trading days. If the bid price of the Company's common stock does not close above $1.00 for 10 consecutive trading days before January 13, 2003, it will be delisted from NASDAQ. As of November 13, 2002, the bid price for the Company's common stock had not closed above $1.00. If the Company's common stock is delisted from NASDAQ it would then trade on the OTC Bulletin Board or pink sheets. This could materially decrease the liquidity of the Company's common stock and further limit the Company's ability to raise capital.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


At September 30, 2002 the Company's working capital deficit was approximately $0.5 million. The Company's audit report as of and for the year ended December 31, 2001 contained a qualification as to the Company's ability to continue as a going concern due to its financing needs. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the third and fourth quarters of 2002, the Company received approximately $5.0 million from the sale of proved oil and gas properties from two separate transactions. As a result the Company believes that it has sufficient cash to meet its working capital and capital expenditure requirements. Historically, the Company has relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain its operations.

The following table summarizes certain of the Company's contractual cash obligations and other commercial cash commitments at September 30, 2002 (amounts in thousands):

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
                                 =========   =========   =========   =========   =========

                                           Amount of Commitment Expiration Per Period
                                           ------------------------------------------

  Other Commercial                                 Less than                       After
    Commitments                    Total       1 year    1-3 years   4-5 years    5 years
    -----------                  ---------   ---------   ---------   ---------   ---------


Other Commercial
     Obligations - abandonment       2,000       2,000        --          --          --
                                 ---------   ---------   ---------   ---------   ---------
Total Commercial
     Cash Obligations            $   2,000       2,000        --          --          --
                                 =========   =========   =========   =========   =========

The following table summarizes the Company's financial position at September 30, 2002 and December 31, 2001 (amounts in thousands):

                                                September 30,      December 31,
                                                     2002             2001
                                               ---------------   ---------------
                                               Amount      %     Amount      %
                                               ------   ------   ------   ------
       Property and equipment, net             $5,677       87   $5,980       85
       Other noncurrent assets                    827       13    1,043       15
                                               ------   ------   ------   ------
       Total                                   $6,504      100   $7,023      100
                                               ======   ======   ======   ======

       Working capital deficit                 $  496        7   $1,197       17
       Minority interest                        1,065       15
                                                                 ------   ------
       Long term debt                             750       12
                                                                 ------   ------
       Stockholders' equity                     5,258       81    4,761       68
                                               ------   ------   ------   ------
       Total                                   $6,504      100   $7,023      100
                                               ======   ======   ======   ======


The change in the Company's financial position from December 31, 2001 to September 30, 2002, is primarily due to the sale of its South Timbalier Block 148 oil and gas property.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Historically, the Company has relied on the proceeds from financing activities and the sale of assets to supplement its capital requirements. During the nine months ended September 30, 2002 ("current period"), the Company financed its activities from working capital, debt financing and the sale of assets.

The Company's future cash flows are subject to a number of variables, primarily utilization of its pipeline systems and future asset acquisitions.

The net cash provided by or used in the Company's operating, investing and financing activities is summarized below (amounts in thousands):

                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
        Net cash provided by (used in):
        Operating activities                           $   (2,064)   $      294
        Investing activities                                1,046         3,251
        Financing activities                                 --          (2,480)
                                                       ----------    ----------
             Net increase (decrease) in cash           $   (1,018)   $    1,065
                                                       ==========    ==========

The Company's cash flow from operating activities decreased by approximately $2.4 million in the current period compared to the nine months ended September 30, 2001 ("previous period"), due primarily to a decrease in oil and gas revenues.

Cash flow provided by investing activities during the current period decreased by approximately $2.2 million compared to the previous period. Cash flow from investing activities in the previous period includes proceeds received from the sale of the Black Marlin Pipeline System of approximately $4.6 million. Cash flow from investing activities in the current period includes proceeds received from the sale of the South Timbalier Block 148 property of $2.3 million.

Cash flow provided by financing activities during the current period increased by approximately $2.5 million compared to the previous period. The increase is due to the use of approximately $2.2 million to retire debt and approximately $0.2 million of dividends paid by American Resources to minority shareholders in the previous period.

In July 2002, American Resources sold its working interest in the South Timbalier Block 148 property for $2.3 million. As of December 31, 2001, the Company reported 1,354 Mmcfe of proved reserves attributable to the South Timbalier Block 148 property accounting for approximately 36% of the Company's total net proved reserves on an Mmcfe basis and 37% of the discounted present value of estimated future net revenues from proved reserves. For the nine months ended September 30, 2002 production from this property accounted for 14% of the Company's oil and gas sales revenues and 9% of the Company's total revenues.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In November 2000, the Company elected to abandon the Buccaneer Field due to adverse developments in the field. The Company reached an agreement with Tetra Applied Technologies, Inc. ("Tetra"), to plug and abandon the wells located in the Buccaneer Field. The work was completed in the first quarter of 2001 for approximately $1.4 million. In addition, Maritech Resources, Inc. ("Maritech") an affiliate of Tetra purchased an adjacent lease from Apache Corporation for which the Company provided production operating services. In December 2000, as a result of the Company's plans to abandon the Buccaneer Field platform facilities, the Company and Maritech terminated the operating agreement. The Company installed a new platform in 2001 at a cost of $1.7 million net to its interest, to operate and maintain the Blue Dolphin Pipeline System as well as handle the production from Maritech's lease. The Blue Dolphin System was previously tied into and operated from the Buccaneer Field platforms.

In August 2001, the Company reached an agreement with Tetra to remove the Buccaneer Field platforms for a cost of approximately $2.6 million. Pursuant to the agreement, Tetra and the Company agreed to extended payment terms, whereby the Company will pay 20% upon completion and 5% per month for twelve months, with the remaining balance due in the thirteenth month. To provide security for the extended payment terms, the Company provided Tetra with a first lien on the 50% interest it then owned in the Blue Dolphin Pipeline System. Operations to remove the platforms commenced in August 2001 and were suspended in December 2001, while the Company continued discussions with and was awaiting a decision from the Texas Parks and Wildlife Department ("TP&W") to leave the underwater portion of the platforms in place as artificial reefs. The Company expects that the TP&W will render its decision in the fourth quarter of 2002. The Company requested and has received an extension from the Minerals Management Service until April 1, 2003, to complete the removal and site clearance of the platform complexes. Following the decision by the TP&W, Tetra will resume its removal operations. If a platform complex is left in place as an artificial reef certain costs associated with the site clearance operations would be eliminated. The Company believes that its provision for abandonment costs of $4.6 million at September 30, 2002 is adequate. The Company expects to finance the remaining abandonment costs from working capital, the private placement of debt or equity securities, or the sale of assets.

The Company previously announced a gas discovery in High Island Area Block A-7, in the Gulf of Mexico. The Company owns an 8.9% reversionary working interest in this field and it will begin to receive revenues from its reversionary interest after "payout" occurs. Payout occurs after all of the other working interest owners have recovered their costs and expenses associated with developing the field from sales of gas and oil production from the field. Recently, two wells from this field were recompleted and the current combined rate of production is approximately 45 Mmcf of gas per day. Before these wells were recompleted, the Company had expected to begin to receive revenues from its reversionary working interest in this field in 2005. However, based on the current rate of production and the expected rate of production decline from the wells, the Company does not believe that it will receive revenues from this field.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

During the nine months ended September 30, 2002, the Company incurred capital expenditures of approximately $597,000 for development of its proved reserves. As a result of the sales of its proved reserves during 2002, future capital expenditures associated with the Company's oil and gas properties will be dependent upon the success of the Company's exploratory properties, reversionary working interests and future acquisitions of proved oil and gas reserves.

In February 2002, the Company acquired a 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC. Pursuant to the terms of the purchase and sales agreement, Blue Dolphin issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. As of September 30, 2002, net revenues attributable to the acquired interest were insufficient to provide any principal payments, however the note continues to accrue interest at 6% per annum. Additionally, an aggregate contingent payment of up to $750,000 will be made, if the promissory note is retired before its maturity date. The contingent payments will be payable annually after the promissory note is retired until December 31, 2006 out of 50% of the net revenues from the interest acquired. Currently the Company does not believe that the promissory note will be retired before its maturity date.

On December 2, 1999, the Company, through Blue Dolphin Exploration, acquired a 75% ownership interest in American Resources by purchasing approximately 39.5 million shares of American Resources common stock. On February 19, 2002, the Company completed its acquisition of American Resources, pursuant to the Amended and Restated Agreement and Plan of Merger dated as of December 19, 2001 (the "Merger Agreement"). Pursuant to the Merger Agreement, American Resources became a wholly owned subsidiary of the Company. As a result of elections made by American Resources' stockholders, the Company issued 273,336 shares of Common Stock and paid approximately $255,000 in cash. See Note 3. Acquisition and Disposition of Assets, in Part 1., Item 1.

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

In May 2002, the Company, American Resources and members of prior management of American Resources, including its former chief financial officer, entered into a litigation settlement agreement with H&N. American Resources paid approximately $0.3 million in settlement of the litigation and additionally released funds of approximately $0.7 million it was holding that were due to H&N. The settlement agreement and the payments made thereunder were made in compromise of disputed claims and are not an admission of wrongdoing or of liability of any kind. See
Note 2. Contingencies, in Part 1, Item 1.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS
---------------------

The Company reported net income for the nine months ended September 30, 2002, ("current period") of $111,960, compared to net income of $64,205 reported for the nine months ended September 30, 2001 ("previous period"). A current period decrease in operating costs and other expenses of approximately $2.2 million was offset by a reduction of revenues of approximately $2.2 million. A gain on sale of assets of approximately $1.4 million was recorded in both the current and previous periods.

For the quarter ended September 30, 2002 ("current quarter") the Company reported net income of $1,351,333 compared to a net loss of $419,300 for the quarter ended September 30, 2001 ("previous quarter"). The increase in net income is primarily due to the gain on the sale of the South Timbalier Block 148 field of approximately $1.4 million in the current period.

The Company expects that its revenue from oil and gas sales, lease operating expenses and depletion, depreciation and amortization will continue to decrease, and will decrease materially, in the future as a result of the recent sale of its proved oil and gas properties.

Revenues:

Nine Months 2002 vs. Nine Months 2001. Current period revenues from oil and gas sales decreased by $2,350,726, from those of the previous period due to a 38% decrease in oil and gas prices and a decrease in production volumes of 31%.

Current period revenues from pipeline operations increased by $176,123 or 22% from the previous period. The increase is attributable to the Company's acquisition of an additional 1/3 interest in the Blue Dolphin Pipeline System in January 2002, resulting in increased revenues of approximately $0.3 million, offset in part by a 36% decrease in transportation volumes resulting in decreased revenues of approximately $0.2 million.

Third Quarter 2002 vs. Third Quarter 2001. Current quarter revenues from oil and gas sales decreased by $365,611, from those of the previous quarter. The decrease was due to a 49% decrease in oil and gas production volumes resulting in decreased revenues of $0.4 million.

Current quarter revenues from pipeline operations increased by $43,446 or 19% from the previous quarter. The increase is attributable to the Company's acquisition of an additional 1/3 interest in the Blue Dolphin Pipeline System in January, 2002 resulting in increased revenues of approximately $0.1 million, offset in part by lower throughput volumes resulting in decreased revenues of approximately $0.05 million.

Costs and Expenses:

Nine Months 2002 vs. Nine Months 2001. Current period lease operating expense decreased by $289,556 or 33% from the previous period. The decline was primarily due to the elimination of lease operating expense associated with the disposition of properties in late 2001.

Current period pipeline operating expense increased by $72,518 or 17% from the previous period. The increase was primarily due to the purchase of an additional 1/3 interest in the Blue Dolphin Pipeline System effective January 2002.

Current period depletion, depreciation, amortization and abandonment decreased $1,641,390 from the previous period. In the previous period the Company recorded an increase in the estimated costs associated with the Buccaneer Field abandonment of approximately $1.1 million. In addition, depletion expense decreased in the current period due to a 31% decrease in production volumes resulting in decreased depletion of $0.3 million and a lower depletion rate used in 2002 compared to 2001 resulting in decreased depletion of approximately $0.2 million.

Impairment of assets included an impairment of the Company's investment in Drillmar of $339,984 in the current period. In addition, the Company recorded bad debt expense of $0.2 million in the current period for accounts receivable owed by Drillmar. See Note 1. Related Party Transactions, in Part I., Item 1.

General and administrative expenses for the current period decreased $346,738 from the previous period.
The decrease is primarily due to the Company's cost reduction plan that resulted in a reduction in staff costs of approximately $0.4 million, and a reduction in accounting fees of approximately $0.1 million offset by a decrease in management fees received of approximately $0.2.

Interest and other income increased in the current period by $110,628 from the previous period. The increase is primarily due to a non-cash adjustment to the Company's purchase of the minority interest in American resources recorded in the current quarter of approximately $0.1 million.

Interest and other expense in the current period decreased $306,261 from the previous period. In the current period the Company recorded an expense associated with the settlement of litigation with H&N of approximately $0.3 million offset in part by a reduction of the payment to Den norske Bank of approximately $0.2 million. Previous period expense included a $0.3 million increase in the provision for the contingent payment to Den noske Bank.

The Company recorded a gain on the sale of the South Timbalier Block 148 field in the current period of $1.4 million and a gain on the sale of the Black Marlin Pipeline System in the previous period of $1.4 million.

Third Quarter 2002 vs. Third Quarter 2001. Current quarter lease operating expense decreased by $55,024 or 21% from the previous quarter. The decline was primarily due to the elimination of lease operating expense associated with the disposition of properties in late 2001 and the sale of South Timbalier Block 148 field in July 2002.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Current quarter pipeline operating expense increased by $54,031 or 34% from the previous quarter. The increase was primarily due to the purchase of an additional 1/3 interest in the Blue Dolphin Pipeline System effective January 2002.

Current quarter depletion, depreciation and amortization decreased $191,339 from the previous quarter. The decrease was primarily due to a 49% decrease in production volumes resulting in decreased depletion of approximately $0.1 million and a lower depletion rate used in 2002 compared to 2001 resulting in decreased depletion of approximately $0.1 million.

General and administrative expenses for the current quarter decreased $293,383 from the previous quarter. The decrease is primarily due to the Company's cost reduction plan that resulted in a reduction in staff costs of approximately $0.3 million.

Interest and other income increased in the current quarter by $153,976 from the previous quarter. The increase is primarily due to a non-cash adjustment to the Company's purchase of the minority interest in American resources recorded in the current quarter of approximately $0.1 million.

The Company recorded a gain on the sale of the South Timbalier Block 148 field in the current quarter of $1.4 million.

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

ITEM 4.   DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Primary Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14 (c) under Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Primary Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Part II, Item 1. Legal Proceedings in the Company's Form 10-QSB for the period ended June 30, 2002 is incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

         A)       Exhibits

         99.1     Michael  J.  Jacobson  Certification  Pursuant  to  18  U.S.C.
                  Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         B)       Reports on Form 8-K

                  On October 1, 2002 the Company filed a current report on Form 8-K dated September 23, 2002, reporting a non-binding letter of intent for the sale of its remaining working interests to Fidelity Exploration & Production Company. The item in such current report was Item 5 (Other Events).

                  On November 4, 2002, the Company filed a current report on Form 8-K dated November 1, 2002, reporting it completed the sale of its remaining working interests to Fidelity
                  Exploration & Production Company. The item in such current report was Item 2 (Acquisition or Disposition of Assets).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           By: BLUE DOLPHIN ENERGY COMPANY



Date:    November 14, 2002                 /s/ Michael J. Jacobson
                                           -------------------------------------
                                           Michael J. Jacobson
                                           President and Chief Executive Officer



                                           /s/ G. Brian Lloyd
                                           -------------------------------------
                                           G. Brian Lloyd
                                           Vice President, Treasurer
                                           (Principal Accounting Officer)

CERTIFICATION BY MICHAEL J. JACOBSON PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, Michael J. Jacobson, certify that:

I have reviewed this quarterly report on Form 10-QSB of Blue Dolphin Energy Company (the "Registrant").

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

3.  The  Registrants  other  certifying   officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrants auditors and the audit committee of Registrants board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The Registrants other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  November 14, 2002

/s/ Michael J. Jacobson
--------------------------------------
Michael J. Jacobson
President and Chief Executive Officer

CERTIFICATION BY G. BRIAN LLOYD PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, G. Brian Lloyd, certify that:

I have reviewed this quarterly report on Form 10-QSB of Blue Dolphin Energy Company (the "Registrant").

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

3.  The  Registrants  other  certifying   officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrants auditors and the audit committee of Registrants board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The Registrants other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date:  November 14, 2002

/s/ G. Brian Lloyd
------------------------------
G. Brian Lloyd
Vice President, Treasurer
(Principal Accounting Officer)