Form 10KSB
period 2002-12-31
BLUE DOLPHIN ENERGY CO
filed 2003-03-21
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]           Annual Report Pursuant to Section 13 or 15(d) of the
                             Securities Act of 1934

                   For the fiscal year ended December 31, 2002

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 2002 were $2,910,277.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2003, was approximately $1,923,264.

     As of March 13, 2003, there were outstanding 6,606,585 shares of common stock, par value $.01 per share, of the issuer.

                       Documents Incorporated By Reference

     The registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders of the registrant (Sections entitled "Ownership of Securities of the Company", "Election of Directors", "Executive Compensation" and "Transactions With Related Persons"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference in
Part III of this report.

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

                                   THE COMPANY

The Company conducts its business  activities in two primary business  segments:
(i) oil and gas exploration and production, and (ii) pipeline operations, which includes developmental projects. The Company is a holding company that conducts substantially all of its operations through its subsidiaries. Substantially all of the Company's assets consist of equity in its subsidiaries. The Company's subsidiaries and affiliates are as follows:

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

     The principal executive office of the Company is located at 801 Travis, Suite 2100, Houston, Texas, 77002, telephone number (713) 227-7660. Shore based facilities are maintained in Freeport, Texas serving Gulf of Mexico operations. The Company has 11 full-time employees. The Company's common stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") Small Cap Market under the trading symbol "BDCO". The Company's home page address on the world wide web is http://www.blue-dolphin.com.

Recent Developments

     Sale of Oil and Gas Properties. During 2002, American Resources sold all of its interests in its oil and gas properties in two separate transactions described below. These properties represented over 99% of the Company's proved oil and gas reserves. The Company's remaining oil and gas properties consist of working interests in several exploratory lease blocks located offshore Louisiana in the Gulf of Mexico and reversionary working interests in certain exploratory and producing lease blocks located offshore Texas in the Gulf of Mexico.

     In July 2002, American Resources sold its working interest in the South Timbalier Block 148 property for $2.3 million to Newfield Exploration Company. Production from this field accounted for 15% and 19% of the Company's oil and gas sales revenues and 9% and 16% of the Company's total revenues for the years ended December 31, 2002 and 2001, respectively. In November 2002, American Resources sold its working interest in all of its remaining proved oil and gas properties for $2.7 million to Fidelity Exploration & Production Company. Production from these fields accounted for 85% and 81% of the Company's oil and gas sales revenues and 52% and 67% of the Company's total revenues for the years ended December 31, 2002 and 2001, respectively. As a result of these transactions, the Company will be primarily dependent on revenues generated from its pipeline operations and reversionary interest in oil and gas properties.

     Abandonment of Buccaneer Field. The Company owned a 100% working interest in the Buccaneer Field. The Company conducted traditional oil and gas production operations for itself, and operated and maintained oil and gas production facilities at the Buccaneer Field for third party producers who utilized the Blue Dolphin Pipeline System for gathering and transportation of their production. In November 2000 the Company decided to abandon and not reestablish production from the Buccaneer Field. As a result of this decision, the leases in this field terminated in January 2001 pursuant to their terms, and the Company's third party operation and maintenance services contract was terminated in December 2000.

     As a result of the termination of the Company's leases in or around the Buccaneer Field, the Company must plug and abandon all remaining wells and remove platform facilities. Blue Dolphin Exploration provided the U.S. Minerals Management Service ("MMS") surety bonds in the amount of $4.2 million for its abandonment obligations. The rules and regulations of the MMS require that the Company complete the plugging and abandonment within one year after termination of the leases.

     During removal of the platform complexes in October 2001, the Company initiated discussions with the Texas Parks and Wildlife Department ("TPW") in an effort to leave certain underwater portions of the platform complexes in place as artificial reefs. In December 2001, operations to remove the platform complexes were suspended while the Company continued its discussions with the TPW. By leaving the platform complexes in place as artificial reefs, certain site clearance costs will be eliminated. On January 3, 2003, the Company and TPW executed deeds of donation for both of the Company's platform complexes in the Buccaneer Field, whereby the Company will leave certain of the underwater portions of the platforms in place as artificial reefs and donate them to the TPW. The Company requested and has received an extension from the MMS until April 1, 2003 to complete the abandonment operations needed to convert the platform complexes into artificial reefs. Remaining abandonment operations include mechanically severing the upper section of the platform jackets and well casings at a minimum of minus 50 feet from the water's surface, cutting the severed pieces into sections that meet the clearance requirement, and placing those sections on the seafloor near the base of the platform jackets. The work to complete the abandonment/reefing is expected to begin and be completed during the second quarter 2003. The Company will seek a further extension from the MMS.

     Until abandonment operations were suspended in December 2001, significant progress was made. Both platform complexes consisted of production platform with a bridge connected quarters platform. At the complex located in GA Block 288, the decks on both the production and quarters platforms and the bridge have been removed. At the complex located in GA Block 296, the deck on the quarters platform, a portion of the deck on the production platform and the bridge have been removed.

Pipeline Operations and Activities

     The Company's  pipeline  assets are held and  operations  conducted by Blue
Dolphin Pipe Line Company. Effective January 1, 2002, Mission Energy and Buccaneer Pipe Line, which held pipeline assets, were merged into Blue Dolphin Pipe Line Company, where all of the Company's pipeline assets are now held.

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

     Blue Dolphin Pipeline System. The Company owns an 83% undivided interest in the Blue Dolphin Pipeline System (the "Blue Dolphin System"). The Blue Dolphin System includes the Blue Dolphin Pipeline, Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the pipeline system shore facilities, pipeline easements and rights-of-way are located.

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

     The Blue Dolphin Pipeline consists of two segments. The offshore segment transports both gas and condensate and is comprised of approximately 34 miles of 20-inch pipeline from a platform in GA Block 288 to shore. An additional 4 miles of 20 inch pipeline connect the offshore segment to the shore facility at Freeport, Texas. In 2001, Blue Dolphin Pipe Line Company installed a platform in GA Block 288 to operate and maintain the Blue Dolphin Pipeline System as a result of the Company's decision to abandon and remove the Buccaneer Field platforms in GA Blocks 288 and 296, which were previously used to operate and maintain the Blue Dolphin System. The installation of the platform and its connection to the Blue Dolphin System cost approximately $1.7 million net to the Company's interest. Additionally, the offshore segment includes 5 field gathering lines totaling approximately 27 miles, connected to the main 20-inch line. This system's onshore segment consists of approximately 2 miles of 16-inch pipeline for transportation of gas from the shore facility to a sales point at a Freeport, Texas chemical plants' complex and intrastate pipeline system tie-in.

     Various fees are charged to producer/shippers for provision of transportation and shore facility services. Blue Dolphin System gas throughput averaged approximately 9% and 16% of capacity during 2002 and 2001, respectively. Current system capacity is approximately 160 MMcf per day of gas and 7,000 Bbls per day of condensate. During 2002, 100% of gas and condensate volumes transported were attributable to production from third party producer/shippers. See Note 11 to Consolidated Financial Statements included in
Item 7.

     In February 2002, the Company's interest in the Blue Dolphin System was increased from 50% to 83% by acquiring a 1/3 interest in the Blue Dolphin System and the inactive Omega Pipeline from MCNIC Pipeline and Processing Company ("MCNIC").

     Black Marlin Pipeline System. In January 2001, the Company and its partners, MCNIC and WBI Holdings, Inc. ("WBI") sold the Black Marlin Pipeline System and the High Island Block A-5 pipeline to Williams Field Services for $9.3 million. The Company through wholly-owned subsidiaries owned a 50% interest in these assets and received $4.6 million for its interest. The Black Marlin Pipeline System included the Black Marlin Pipeline, onshore facilities for condensate and gas separation and dehydration, 3,000 Bbls of above ground tankage for storage of condensate, a truck loading facility for oil and condensate, and five acres of land in Galveston County, Texas where the Black Marlin Pipeline comes ashore and on which are located the pipeline system's shore facilities. See Note 13 to Consolidated Financial Statements included in
Item 7.

     In July 2000, the Company reached an agreement to provide transportation services for Vastar Resources, Inc. in High Island Area Block A-5, offshore Texas in the Gulf of Mexico. To accommodate this production, the Company constructed a 3.4 mile 12" diameter pipeline from the production platform in

High Island Area Block A-5 to the Black Marlin Pipeline. The cost to construct the pipeline was approximately $1.9 million, $.9 million net to the Company's 50% interest in the pipeline. The pipeline was completed in September 2000. See
Note 13 to Consolidated Financial Statements included in Item 7.

     Galveston Area Block 350 Pipeline. In July 2000, the Company acquired an 83% ownership interest in an 8-inch, 12.78 mile pipeline extending from Galveston Area Block 350 to an interconnect to a transmission pipeline in GA Block 391 (the "GA350 Pipeline"), approximately 14 miles south of the Company's Blue Dolphin Pipeline for $224,000. The pipeline currently transports approximately 8,000 Mcf of gas per day.

     Other. The Company also holds an 83% undivided interest in the currently inactive Omega Pipeline. The Omega Pipeline originates in West Cameron Block 342 and extends to High Island Area, East Addition Block A-173, where it was previously connected to the High Island Offshore System ("HIOS"). The line could either be reconnected to HIOS, or a lateral pipeline could be constructed connecting into the Black Marlin Pipeline, approximately 14 miles to the west. Reactivation of the Omega Pipeline will be dependent upon future drilling activity in the vicinity and successfully attracting reserves to the system.

Oil and Gas Exploration and Production Activities

     The Company's oil and gas assets are held by Blue Dolphin Petroleum and Blue Dolphin Exploration. The Company's oil and gas exploration and production activities include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. The Company focuses its oil and gas acquisitions and exploration activities in the western and central Gulf of Mexico, and onshore Texas and Louisiana. The leasehold interests in properties held by the Company are subject to royalty, overriding royalty and interests of others. In the future, the Company's properties may become subject to burdens and encumbrances typical to oil and gas operators, such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances.

     Certain terms that are commonly used in the oil and gas industry, including terms that define the Company's rights and obligations with respect to each of its properties, are defined in the "Glossary of Certain Oil and Gas Terms" on pages 22, 23 and 24 of this Form 10-KSB.

     The following is a description of the Company's oil and gas exploration and production assets and activities:

     Offshore Oil and Gas Prospect Generation Activities. Effective, December 31, 2000 the Company suspended its prospect generation program as a result of the withdrawal of its partner. The program developed oil and gas exploration prospects in the Gulf of Mexico for sale to third parties. In addition to recovering prospect development costs, the Company sought to retain a reversionary working interest in each drillable prospect it sold through this program. As a result of the withdrawal of the Company's partner from its prospect generation program, effective December 31, 2000 this program was suspended. Although the program is suspended the Company has seismic and other data to evaluate and develop prospects, including a non-exclusive license to 200 blocks of 3-D seismic data covering 1,152,000 acres in the western Gulf of Mexico and a substantial inventory of close grid 2-D seismic data.

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

     Unproved Leasehold Interests. The Company's leased prospect inventory, which it continues to market, consists of prospects on the following offshore leases:

     o    East Cameron Area Block 90
     o    East Cameron Area Block 94
     o    West Cameron Area Block 212
     o    Mustang Island Area Block 817
     o    Mustang Island Area Block 839

     The Company has reversionary working interests in several offshore leases after payout. These leases are:

     o    Galveston Area Block 297
     o    Galveston Area Block 271
     o    Galveston Area Block 284
     o    Galveston Area Block 285
     o    Matagorda Island Area Block 710
     o    Matagorda Island Area Block 713

     Other. In connection with Blue Dolphin Exploration's acquisition of a controlling interest in American Resources in December 1999, Fidelity Oil acquired an 80% interest in American Resources oil and gas assets located in the Gulf of Mexico for approximately $24.2 million and agreed to assign Blue Dolphin Exploration 10% of its working interest in the proved properties of American Resources after it recovered its investment in these properties. In addition, Fidelity Oil agreed to assign Blue Dolphin Exploration 15% of its working interest in each exploratory property after Fidelity recovered its investment in these exploratory properties on a property by property basis.

     In the fourth quarter 2001, Fidelity Oil recovered its investment in the proved properties. However, instead of assigning 10% of its interest in the proved properties, Fidelity paid Blue Dolphin $1.4 million in December 2001, for the property interest owed to Blue Dolphin.

     At December 31, 2002, there was one such exploratory property remaining located in High Island Area Block 34. A successful well was drilled on this property in late 2002, with further drilling expected in 2003. If payout occurs, the Company would receive an approximate 1.8% working interest.

High Island Block A-7. The Company previously announced a gas discovery in High Island Area Block A-7, in the Gulf of Mexico. The Company owns an 8.9% reversionary working interest in this field and it will begin to receive revenues from its reversionary interest after "payout" occurs. Payout occurs after all of the other working interest owners have recovered their costs and expenses associated with developing the field from sales of gas and oil production from the field. In late 2002, two wells from this field were successfully recompleted. As a result of the two recompleted wells and based on current levels of production and commodity prices, the Company now believes that it could begin to receive revenues from its reversionary working interest in this field in mid 2003.

     Proved Oil and Gas Reserves. Estimates of proved reserves, future net revenues, and discounted present value of future net revenues to the net interest of the Company have been prepared as of December 31, 2002, by the Company.

     The quantities of proved gas and oil reserves presented below include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Therefore, proved reserves are limited to those quantities that are believed to be recoverable at prices and costs, and under regulatory practices and technology existing at the time of the estimate. Accordingly, changes in oil and gas prices, operation and development costs, regulations, technology, future production and other factors, many of which are beyond the Company's control, could significantly affect the estimates of proved reserves and the discounted present value of future net revenues attributable thereto.

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

     The following table presents the estimates of Proved Reserves, Proved Developed Reserves, and Proved Undeveloped Reserves (as hereinafter defined), future net revenues and the discounted present value of future net revenues from Proved Reserves before income taxes to the net interest of the Company in oil and gas properties as of December 31, 2002. The discounted present value of future net revenues and future net revenues are calculated using the SEC Method (defined above) and are not intended to represent the current market value of the oil and gas reserves the Company owns.


                                 PROVED RESERVES
                         As of December 31, 2002 (1) (3)
                                                                        Discounted
                            Net Oil      Net Gas      Future      Present Value of Future
                           Reserves     Reserves   Net Revenues      Net Revenues (2)
                            (Mbbls)      (Mmcf)   (in thousands)      (in thousands)
                          ---------------------------------------------------------------
Total Proved Reserves            1.4          280          757          $      748
                          ==========   ==========   ==========          ==========

Total Proved Developed
  Reserves                       1.4          280           757         $      748
                          ==========   ==========    ==========         ==========

(1) As of December 31, 2002, all of the Company's proved reserves are from its 8.9% reversionary interest in the High Island Block A-7 field.

(2) The estimated discounted present value of future net revenues before deductions for income taxes from the Company's Proved Reserves have been determined by using prices of $32.36 per barrel of oil and $4.83 per Mcf of gas, representing the December 31, 2002 prices for oil and gas and discounted at a 10% annual rate in accordance with requirements for reporting oil and gas reserves pursuant to regulations promulgated by the United States Securities and Exchange Commission (the "SEC Method").

(3) As of December 31, 2002, the Company reported no proved undeveloped reserves.

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

                     Estimated  Capital  Expenditures To Develop Proved Reserves
                                 For the years ending December 31,
                                          (in thousands)
                     -----------------------------------------------------------

                                                2003   2004   2005   2006   2007
                                                ----   ----   ----   ----   ----

                     High Island Block A-7         0   $150      0   $192      0

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

                           NET PRODUCTION, PRICE AND COST DATA

                                                  Year Ended December 31,
                                                  -----------------------
                                           2002 (1)         2001         2000
                                         ---------------------------------------
Gas:
     Production (Mcf)                        418,895       815,184       911,671
     Revenue                             $ 1,221,168   $ 3,607,910   $ 3,674,192
     Average Production (Mcf) per day        1,147.7       2,233.4       2,490.9
     Average Sales Price
       Per Mcf                           $      2.92   $      4.43   $      4.03
Oil:
     Production (Bbls)                        28,230        40,769        64,707
     Revenue                             $   560,790   $ 1,086,292   $ 1,844,948
     Average Production (Bbls) per day          77.3         111.7         176.8
     Average Sales Price
       Per Bbl                           $     19.87   $     26.65   $     28.51
Production Costs (2):
     Per Mcfe:                           $      0.88   $      1.06   $      1.05

(1)  See "Recent Developments."

(2) Production costs, exclusive of workover costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.

     Drilling Activity. During fiscal 2002 there was no drilling activity. The following table shows the Company's drilling activity for 2001. "Gross" as it applies to wells refers to the number of wells in which a working interest is owned, while "net" applies to the sum of the fractional working interests in gross wells.

                               Exploratory Wells Drilled                      Developmental Wells Drilled
                     -------------------------------------------- --------------------------------------------
                         Productive                Dry                Productive                Dry
                     -------------------------------------------- --------------------------------------------
                       Gross         Net       Gross       Net      Gross         Net       Gross       Net
                     ---------   ---------   ---------  --------- ---------   ---------   ---------  ---------
2001
----
American Resources        --          --             1      0.06          1         0.1        --         --
Other                     --          --          --         --        --          --          --         --

     The Company maintains professional staff and consultants capable of supervising and coordinating the operation and administration of its oil and gas properties and pipeline and other assets. From time to time, major maintenance engineering and construction projects are contracted to third-party engineering and service companies.

Development Projects

Avoca Gas Storage Project

     In November 1999, the Company and WBI formed New Avoca Gas Storage, LLC ("New Avoca"), and acquired the assets of Avoca Gas Storage, Inc. from Northeastern Gas Caverns ("Northeastern"). The Company has a 25% equity interest and is the manager of New Avoca. The Company records its investment in New Avoca by using the equity method of accounting. The existing New Avoca assets include:

     o Approximately 900 acres of land located south of Rochester near the town of Avoca, New York
     o    Pumps and pipeline for fresh water
     o Pump house containing 12 pumps (6,400 HP) for the solution mining operation
     o    7 cavern wells - 4,000 feet deep
     o    6 brine disposal wells - 9,000 feet to 11,000 feet deep
     o    Storage building with valves, fittings, and miscellaneous parts
     o    Electrical switch gear
     o    Solution mining equipment
     o    Compressor foundations


     The Avoca salt cavern gas storage project was conceived as a 5 Bcf working gas storage facility located south of Rochester near the town of Avoca, New York. Its design provides for 250 Mmcf per day injection and 500 Mmcf per day withdrawal capacities, with deliveries into the Tennessee Gas Pipeline HC400 24" line and other area transmission lines.

     To create the gas storage facility salt caverns must be created. To create the salt caverns, fresh water is injected from the surface to dissolve the salt formations below. The brine solution produced by this process must be continuously brought to the surface and then injected into underground disposal wells or disposed of in some other manner. The disposal wells must have sufficient porosity and permeability to accept the injected brine at a rate at least consistent with the rate at which brine is being produced during the creation of the salt caverns. The original owners of the Avoca gas storage assets conducted tests to determine the rate that the disposal wells would accept brine. New Avoca believes that the testing procedures used by the original owners of the project to analyze the rate at which the disposal wells could accept brine may have been flawed as a result of the accelerated pace at which the tests were conducted, and therefore yielded test results that were uncertain and did not conclusively support an acceptable rate of brine disposal. The original owners of the Avoca gas storage assets encountered technical and other difficulties as a result of the uncertainty of their test results. New Avoca is reviewing additional brine disposal options that could be used to accelerate the creation of the salt caverns.

     During 2000, New Avoca completed an analysis of the project. Based on this analysis and recent technological advances, New Avoca believes the disposal wells will be capable of handling the more moderate rates of brine injection expected to be produced under its proposed construction schedule. From October 2000 through February 2001, New Avoca tested the disposal wells to determine the rate that these wells will accept brine. In February 2001, as a result of mild seismic activity in the area surrounding Avoca, the New York State Department of Environmental Conservation requested that New Avoca stop testing the disposal wells. New Avoca stopped testing the wells, and does not plan on further testing at this time. As a viable solution for the brine disposal, New Avoca has studied the construction of a brine pipeline to deliver brine to a salt plant. New Avoca believes that a combination of the use of disposal wells and brine deliveries by pipeline appears to be the most feasible means of brine disposal, and believes that it can negotiate an agreement with area salt plants to take the brine. In 2002 the Company and WBI began marketing their ownership interest in New Avoca. If the Company and WBI do not sell their interest in New Avoca, the Company would need to secure financing in order to proceed with the project. New Avoca estimates that it will take between 9 months to 15 months for approval of its permit, and between 21 months to 2 years after approval of its permit to contract and begin operations at partial capacity, with another 2 years needed to complete construction and reach the full 5 BCF capacity. There can be no assurance that the Company and WBI will be able to sell their interest in New Avoca on acceptable terms or that the Company will be able to secure financing necessary to proceed with the project.

Offshore Crude Oil Terminalling

Previously, the Company began the development of offshore crude oil terminals. The Company's efforts focused on two prospective market areas for locating such a facility: the Greater Houston area, including the Freeport, Texas and Houston Ship Channel market (the "Petroport" project); and the Beaumont - Port Arthur,
Texas and Westlake - Lake Charles, Louisiana market (the "Sabine Seaport" project).

     The Company elected to discontinue its efforts to develop an offshore crude oil terminal effective December 31, 2001, due to the lack of market support for the projects, the Company recorded a full impairment of $1.9 million of its investment in both the Petroport and Sabine Seaport projects. The Company will continue market surveillance activities and seek prospective partners to jointly develop an offshore terminal project, if market conditions warrant such development in the future.

Drillmar Project

     In 2000, the Company, together with other partners, formed Drillmar, Inc., to develop mooring solutions which will allow a semi-submersible tender unit to be placed next to a deepwater floating production platform to assist in the drilling and completion of oil and gas wells. Drillmar has developed a proprietary mooring system and has patents and patents pending to protect this technology.

     In 2000, Drillmar acquired a 1% general partner interest in Zephyr Drilling, Ltd., a Texas limited partnership ("Zephyr"). Zephyr owned a semi-submersible drilling rig. At December 31, 2000, the Company's investment in Drillmar and the partnership consisted of $25,000 cash and the contribution of management and administrative services of $50,000.

     In May 2001, the Company increased its ownership in Drillmar from 37.5% to 64%. Consideration paid by the Company included cash of approximately $131,000, and contribution of services in the amount of $434,000.

     Effective January 2001, the Company entered into an agreement with Drillmar whereby it agreed to provide office space and certain management and administrative services to Drillmar for approximately $40,000 per month. The Company used the payments it was entitled to receive under this agreement to fund its investment in Drillmar. The funding of the Company's investment in Drillmar was completed in October 2001.

     In September 2001, Zephyr merged into Drillmar. As a result of the merger, the Company's interest in Drillmar decreased from 64% to 12.8%.

     Ivar Siem, Chairman of the Company, Harris A. Kaffie and James M. Trimble, Directors of the Company, were limited partners of Zephyr. After the merger between Drillmar and Zephyr, Messers. Siem, Kaffie and Trimble were owners of 30.3%, 30.6% and 6.6%, respectively, of Drillmar's common stock. Messrs. Siem and Kaffie are both Directors, and Mr. Siem is Chairman and President of Drillmar. Messrs. Siem and Kaffie provided funding to Drillmar in 2002 of $116,000 and $100,000, respectively, and in 2001 of $300,000 and $425,000, respectively, and were issued unsecured promissory notes from Drillmar. The promissory notes were due June 30, 2002 and bore interest at the rate of 10% per annum. Along with the promissory notes, Drillmar issued detachable warrants to Messrs. Siem and Kaffie to purchase 41,500 and 42,500 shares of Drillmar common stock, respectively. The promissory notes issued by Drillmar are nonrecourse to the Company.

     In January 2003, Drillmar stockholders approved a restructuring plan whereby Drillmar will issue up to $3.0 million of convertible notes that will convert into common stock representing over 99% of Drillmar's outstanding shares. As a result, the Company's ownership in Drillmar will be reduced to less than 1%. Messrs. Siem and Kaffie are expected to exchange their promissory notes and accrued interest into Drillmar new convertible notes, which were outstanding at December 31, 2002.

     In May 2002, the Company terminated its agreement with Drillmar effective as of May 1, 2002, whereby it provided office space and certain management and administrative services to Drillmar for approximately $40,000 per month and entered into a new agreement effective as of May 1, 2002, whereby the Company provided office space and minimal accounting and administrative services to Drillmar for $2,000 per month. This agreement was terminated and a new agreement was entered into effective as of February 1, 2003, whereby the Company will provide office space to Drillmar for $1,500 per month. The Company will also provide professional, accounting and administrative services to Drillmar billed on agreed hourly rates. The agreement can be terminated upon 30 days notice or by the mutual agreement of the parties.

     Effective March 31, 2002, the Company recorded a full impairment of its investment in Drillmar of approximately $340,000 and a full reserve for the accounts receivable amount owed from Drillmar of approximately $200,000 due to Drillmar's working capital deficiency and delays in securing capital funding.


Customers

     The Company generated  revenues from both of its primary business segments.
Revenues from major customers exceeding 10% of revenues were as follows for 2002 and 2001.

                                                  Oil and gas    Pipeline
                                                     sales      operations      Total
                                                  -----------  -----------   -----------
Year ended December 31, 2002:
     Houston Exploration and Production Company   $      --        290,223       290,223
     Apache Corporation                           $      --        282,215       282,215

Year ended December 31, 2001:
     Houston Exploration and Production Company   $      --        639,975       639,975




Competition

     The oil and gas industry is highly competitive in all segments. Increasingly vigorous competition occurs among oil, gas and other energy sources, and between producers, transporters, and distributors of oil and gas. Competition is particularly intense with respect to the acquisition of desirable producing properties and the marketing of oil and gas production. There is also competition for the acquisition of oil and gas leases suitable for exploration and for the hiring of experienced personnel to manage and operate the Company's assets. Several highly competitive alternative transportation and delivery options exist for current and potential customers of the Company's traditional gas and oil gathering and transportation business. Gas storage customers who would use the proposed Avoca Gas Storage system have alternatives, including depleted reservoir and other salt cavern storage systems. Competition also exists with other industries in supplying the energy and fuel needs of consumers.

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

     In view of the many uncertainties affecting the supply and demand for crude oil, gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the gas and oil produced for sale or prices chargeable for transportation and storage services, which the Company provides.

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

     All of the Company's pipelines located offshore in federal waters are subject to the requirements of the Outer Continental Shelf Lands Act ("OCSLA"). FERC has stated that nonjurisdictional gathering lines, as well as interstate pipelines, are fully subject to the open access and nondiscrimination requirements of OCSLA's Section 5, which generally authorizes the FERC to insure that gas pipelines on the Outer Continental Shelf will transport for non-owner shippers in a nondiscriminatory manner and will be operated in accordance with certain pro-competitive principles. More recently, the FERC has undertaken several investigations into the nature and extent of its regulatory powers on the Outer Continental Shelf. It issued a policy statement on Outer Continental Shelf pipelines reaffirming the requirement that all pipelines provide nondiscriminatory service. In 2000, FERC issued Order 639, formally imposing new OCSLA regulations on offshore pipelines not otherwise subject to its Natural Gas Act jurisdiction. Order 639's requirements, which largely entail reporting and disclosure obligations to FERC, contain certain exemptions for, among other things, an offshore pipeline system that "feeds into a facility where gas is first collected or a facility where gas is first separated, dehydrated, or otherwise processed." Among the FERC's stated purposes in issuing such rules was the desire to provide shippers on the OCS with greater assurance of open-access services on pipelines located on the OCS and non-discriminatory rates and conditions of service on such pipelines. A federal district court recently determined that FERC has exceeded its statutory authority in promulgating Order nos. 639 and 639-A, and the court permanently enjoined FERC from enforcing the orders. FERC has appealed the district court's decision.

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

     Safety and Operational Regulations. The operations of the Company are generally subject to safety and operational regulations administered primarily by the MMS, the U.S. Department of Transportation, the U.S. Coast Guard, the FERC and/or various state agencies. In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to leases and permittees operating on the OCS. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution. Currently, the Company believes that it is in material compliance with the various safety and operational regulations that it is subject to. However, as safety and operational regulations are frequently changed, the Company is unable to predict the future effect changes in these regulations will have on its operations, if any.

     Federal Oil and Gas Leases. All of the Company's exploration and production operations are located on federal oil and gas leases in the OCS, which are administered by the Minerals Management Service ("MMS"). Such leases are issued through competitive bidding, contain relatively standardize terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA that are subject to interpretation and change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurance that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. The Company is currently in compliance with the bonding requirements of the MMS. Under some circumstances, the MMS may require any of the Company's operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect the Company's financial condition and results of operations.

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

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault or the legality of the original conduct, on responsible parties with respect to the release or threatened release of a "hazardous substance" into the environment. Responsible parties, which include the owner or operator of a site where the release occurred and persons that disposed or arranged for the disposal of a hazardous substance at the site, are liable for response and remediation costs and for damages to natural resources. Petroleum and natural gas are excluded from the definition of "hazardous substances"; however, this exclusion does not apply to all materials used in the Company's operations. At this time, neither the Company nor any of its predecessors has been designated as a potentially responsible party under CERCLA.

     The federal Resource Conservation and Recovery Act ("RCRA") and its state counterparts regulate solid and hazardous wastes and impose civil and criminal penalties for improper handling and disposal of such wastes. EPA and various state agencies have promulgated regulations that limit the disposal options for such wastes. Certain wastes generated by the Company's oil and gas operations are currently exempt from regulation as a hazardous wastes," but in the future could be designated as "hazardous wastes" under RCRA or other applicable statutes and therefore may become subject to more rigorous and costly requirements.

     The Company currently owns or leases, or has in the past owned or leased, numerous properties used for the exploration and production of oil and gas or used to store and maintain equipment regularly used in these operations. Although the Company's past operating and disposal practices at these properties were standard for the industry at the time, hydrocarbons or other substances may have been disposed of or released on or under these properties or on or under other locations. In addition, many of these properties have been operated by third parties whose waste handling activities were not under the Company's control. These properties and any waste disposed thereon may be subject to CERCLA, RCRA, and state laws which could require the Company to remove or remediate wastes and other contamination or to perform remedial plugging operations to prevent future contamination.

     The Oil Pollution Act of 1990 ("OPA") and regulations promulgated thereunder include a variety of requirements related to the prevention of oil spills and impose liability for damages resulting from such spills. OPA imposes liability on owners and operators of onshore and offshore facilities and pipelines for removal costs and certain public and private damages arising from a spill. OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $75 million, and lesser liability limits for vessels depending upon their size. In August 1995, the DOT issued a Rulemaking under OPA providing that the Secretary of
Transportation can set the liability limit and associated Certificate of Financial Responsibility requirement for Deepwater Ports from between $350 million and $50 million concurrent with the overall processing of the DWPA license application. Development of the liability limit would be based upon engineering and environmental analysis provided during the licensing process. A party cannot take advantage of the liability limits if the spill is caused by gross negligence or willful misconduct or resulted from a violation of federal safety, construction, or operating regulations. If a party fails to report a spill or cooperate in the cleanup, liability limits likewise do not apply. OPA imposes ongoing requirements on responsible parties, including proof of financial responsibility for potential spills. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, oil throughput, proximity to sensitive areas, type of oil handled, history of discharges, worst-case spill potential and other factors. The Company believes it has established adequate financial responsibility. While the financial responsibility requirements under OPA may be amended to impose additional costs on the Company, the impact of such a change is not expected to be any more burdensome on the Company than on others similarly situated.

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

     Legislation and Rulemaking. In October 1996 the U.S. Congress enacted the Coast Guard Authorization Act of 1996 (P.L. 104-324) which amended the OPA to establish requirements for evidence of financial responsibility for certain offshore facilities, other than Deepwater Ports. The amount required is $35 million for certain types of offshore facilities located seaward of the seaward boundary of a state, including properties used for oil transportation. The Company currently maintains this statutory $35 million coverage.

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

RISK FACTORS

     The Company will be primarily dependent on revenues from its pipeline systems.

     As a result of the Company's sale of substantially all of its proved oil and gas reserves, the Company's future revenues will be primarily dependent on the level of use of its pipeline systems. Various factors will influence the level of use of the Company's pipeline system including the amount of oil and gas production near the Company's pipelines and the Company's ability to attract new users. There are various competing pipelines in and around the Company's pipeline systems that the Company vigorously competes with to attract new users to its pipeline systems. There can be no assurance that the Company's marketing activities will result in attracting new oil and gas reserves to its pipeline systems.

     Oil and gas prices are volatile and a substantial and extended decline in the price of oil and gas would have a material adverse effect on the Company.

     The Company's revenues, profitability, operating cash flow and its potential for growth are largely dependent on prevailing oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, uncertainties within the market and a variety of other factors beyond the Company's control. These factors include: o weather conditions in the United States;

     o    the condition of the United States economy;

     o    the actions of the Organization of Petroleum Exporting Countries;

     o    governmental regulation;

     o    political stability in the Middle East, South America and elsewhere;

     o    the foreign supply of oil and gas;

     o    the price of foreign imports; and

     o    the availability of alternate fuel sources.

     In addition, low or declining oil and gas prices could have collateral effects that could adversely affect the Company, including the following:

     o reducing the exploration and development of oil and gas reserves held by third party companies around the Company's pipeline systems;

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

     The Company faces strong competition from larger companies that may negatively affect its ability to carry on operations.

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

     The Company's future success depends, in part, upon its ability to find, develop and acquire new oil and gas reserves.

     The Company sold substantially all of its proved reserves in 2002, and is currently attempting to find and acquire properties containing proved reserves. Until the Company acquires additional proved reserves, substantially all of the Company's revenues will be from its pipeline systems and reversionary interest in oil and gas properties. There can be no assurance that the Company will be able to acquire proved reserves.

     The Company cannot control the activities on properties it does not operate.

     Currently, other companies operate all of the oil and gas properties in which the Company has an interest. As a result, the Company will depend on the operator of the wells to properly conduct lease acquisition, drilling, completion and production operations. The failure of an operator, or the drilling contractors and other service providers selected by the operator to properly perform services, could adversely affect the Company, including the amount and timing of revenues, if any, it receives from its interest.

     The Company has and generally anticipates that it will typically own substantially less than a 50% working interest in its prospects and will therefore engage in joint operations with other working interest owners. In instances in which the Company owns or controls less than a majority of the working interest in a prospect, decisions affecting the prospect could be made by the owners of more than a majority of the working interest. For instance, if the Company is unwilling or unable to participate in the costs of operations approved by a majority of the working interests in a well, the Company's working interest in the well (and possibly other wells on the prospect) will likely be subject to contractual "non-consent penalties". These penalties may include, for example, full or partial forfeiture of the Company's interest in the well or a relinquishment of the Company's interest in production from the well in favor of the participating working interest owners until the participating working interest owners have recovered a multiple of the costs which would have been borne by the Company if it had elected to participate, which often ranges from 400% to 600% of such costs.

     The Company has pursued, and intends to continue to pursue, acquisitions. The Company's business may be adversely affected if it cannot effectively integrate acquired operations.
     One of the Company's business strategies has been to acquire operations and assets that are complementary to its existing businesses. Acquiring operations and assets involves financial, operational and legal risks. These risks include:

     o inadvertently becoming subject to liabilities of the acquired company that were unknown to the Company at the time of the acquisition, such as later asserted litigation matters or tax liabilities,

     o the difficulty of assimilating operations, systems and personnel of the acquired businesses, and

     o maintaining uniform standards, controls, procedures and policies.

Any future acquisitions would likely result in an increase in expenses. In addition, competition from other potential buyers could cause the Company to pay a higher price than it otherwise might have to pay and reduce its acquisition opportunities. The Company is often out-bid by larger, better capitalized companies for acquisition opportunities it pursues. Moreover, the Company's past success in making acquisitions and in integrating acquired businesses does not necessarily mean it will be successful in making acquisitions and integrating businesses in the future.

     Operating hazards, including those peculiar to the marine environment, may adversely affect the Company's ability to conduct business.

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

     The Company maintains several types of insurance to cover its operations, including maritime employer's liability and comprehensive general liability. Amounts over base coverages are provided by primary and excess umbrella liability policies with maximum limits of $50 million. The Company also maintains operator's extra expense coverage, which covers the control of drilled or producing wells as well as redrilling expenses and pollution coverage for wells out of control.

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

     The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulations could have a significant impact on the Company's operating costs, as well as on the oil and gas industry in general.

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


Item 2.  Properties

     Information appearing in Item 1 describing the Company's oil and gas properties under the caption "Business" is incorporated herein by reference.

     The Company leases its executive offices in Houston, Texas, under an operating lease expiring December 31, 2006. The Company's aggregate annual lease payment obligation under this lease is approximately $195,000.

     In March 2003, the Company entered into a sublease agreement expiring December 31, 2006 for certain of its office space to Tri-Union Development Corporation. The Company's annual receipts from this sublease will be $81,630. Mr. James M. Trimble, director of the Company is the Chairman and Chief Executive Officer of Tri-Union.

Item 3. Legal Proceedings

     In May 2002, the Company, American Resources and members of prior management of American Resources, including its former chief financial officer, entered into a settlement agreement with H&N Gas, Limited Partnership ("H&N"), whereby American Resources paid approximately $0.3 million in settlement of this litigation and additionally released funds of approximately $0.7 million it was holding that were due to H&N. The settlement agreement and the payments made thereunder were made in compromise of disputed claims and are not an admission of wrongdoing or of liability of any kind.

     Neither the Company nor any of its property is subject to any material pending legal proceedings.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's common stock trades in the over-the-counter market and is quoted on the NASDAQ Small Cap Market under the symbol "BDCO". As of March 13, 2003, there were an estimated 600 stockholders of record and the Company estimates there are more than 1,000 beneficial owners of its common stock. NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the high and low bid price for the common stock as reported by the NASDAQ.

                                                             High       Low

         Quarter Ended March 31, 2001    .............      $ 5.19     $ 3.25
         Quarter Ended June 30, 2001     .............      $ 4.95     $ 3.80
         Quarter Ended September 30, 2001.............      $ 4.31     $ 2.81
         Quarter Ended December 31, 2001 .............      $ 3.40     $ 1.60
         Quarter Ended March 31, 2002    .............      $ 1.86     $ 1.52
         Quarter Ended June 30, 2002     .............      $ 1.70     $ 0.60
         Quarter Ended September 30, 2002.............      $ 0.79     $ 0.28
         Quarter Ended December 31, 2002 .............      $ 0.81     $ 0.22

     The Company has not declared or paid any dividends on the Common Stock since its incorporation. The Company currently intends to retain earnings for its capital needs and expansion of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Previously, the Company was restricted, pursuant to a loan agreement from paying dividends on the Common Stock if there was an outstanding balance under the loan agreement. Any loan agreements which the Company may enter into in the future will likely contain restrictions on the payment of dividends on its' Common Stock. Future policy with respect to dividends will be determined by the Board of Directors based upon the Company's earnings and financial condition, capital requirements and other considerations. The Company is a holding company that conducts substantially all of its operations through its' subsidiaries. As a result, the Company's ability to pay dividends on the Common Stock is dependent on the cash flow of its subsidiaries.

     On July 15, 2002, the Company received a notice from the NASDAQ, that because the Company's Common Stock traded below the minimum bid requirement of $1.00 for 30 consecutive trading days the Common Stock would be delisted if its bid price does not close above $1.00 for 10 consecutive trading days by January

13, 2003. On January 14, 2003, the Company received notice from NASDAQ that the initial deadline was extended until July 14, 2003. As of March 13, 2003, the bid price for the Company's Common Stock had not closed above $1.00. If the Company's Common Stock is delisted from NASDAQ it would then trade on the OTC Bulletin Board or "pink sheets". This could materially decrease the liquidity of the Company's Common Stock and further limit the Company's ability to raise capital.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     During 2002, the Company sold substantially all of its interests in its oil and gas properties for approximately $5.0 million. The properties sold represented over 99% of the Company's proved oil and gas reserves. As a result of the sale of the Company's proved oil and gas properties, the amount of future oil and gas sales revenues, lease operating expenses, depletion and capital expenditures associated with oil and gas production activities will be dependent upon the success of the Company's exploratory properties, reversionary working interests and future acquisitions of oil and gas properties. The following is a review of certain aspects of the financial condition and results of operations of the Company and should be read in conjunction with the Consolidated Financial Statements included in Item 7. and Item 1. Business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain its operations. At December 31, 2002, the Company's working capital was approximately $2.2 million. During the third and fourth quarters of 2002, the Company received approximately $5.0 million from the sale of substantially all of its proved oil and gas properties. In addition to using the sales proceeds to satisfy its working capital needs the Company may also use the sale proceeds to finance future asset acquisitions, which may include other oil and gas properties. However, there can be no assurance that the Company will be able to acquire and develop additional oil and gas reserves that are economically recoverable.

     The following table summarizes certain of the Company's contractual obligations and other commercial commitments at December 31, 2002 (amounts in thousands).


                                            Payments Due by Period
                                            ----------------------
   Contractual                        Less than                                  After
   Obligations           Total         1 year      2-3 years     4-5 years      5 years
   -----------        -----------   -----------   -----------   -----------   -----------
Long-Term Debt        $       750          --            --             750          --

Operating Leases              487           136           237           114          --

Abandonment - Costs         2,700         1,440         1,260          --            --
                      -----------   -----------   -----------   -----------   -----------
Total Contractual
Obligations           $     3,937         1,576         1,497           864          --
                      ===========   ===========   ===========   ===========   ===========

                                   Amount of Commitment Expiration Per Period
                                   ------------------------------------------
Other Commercial                      Less than                                  After
  Commitments            Total         1 year      2-3 years     4-5 years      5 years
----------------      -----------   -----------   -----------   -----------   -----------


Abandonment - Costs   $     1,100         1,100          --            --            --
                      -----------   -----------   -----------   -----------   -----------
Total Commercial
Obligations           $     1,100         1,100          --            --            --
                      ===========   ===========   ===========   ===========   ===========


The following table summarizes the Company's financial position for the periods indicated:



                                                       December 31,
                                                 (amounts in thousands)
                                              2002                   2001
                                       -------------------   -------------------
                                        Amount        %       Amount        %
                                       --------   --------   --------   --------

   Working Capital                     $  2,243         29   $   --         --
Property and equipment, net               4,687         60      5,980         85
Other noncurrent assets                     845         11      1,043         15
                                       --------   --------   --------   --------

      Total                            $  7,775        100   $  7,023        100
                                       ========   ========   ========   ========

Working Capital                        $   --         --     $  1,197         17
   Long-term Liabilities                  2,010         26       --         --
Minority Interest                          --         --        1,065         15
Stockholders' equity                      5,765         74      4,761         68
                                       --------   --------   --------   --------

Total                                  $  7,775        100   $  7,023        100
                                       ========   ========   ========   ========

     The change in the Company's financial position from December 31, 2001 to December 31, 2002, was primarily due to the sale of its South Timbalier Block 148 oil and gas property in July 2002 and the sale of substantially all of its remaining oil and gas properties in November 2002. See Item 1. Business - Recent Developments.

     The  Company's  future  cash flows are  subject  to a number of  variables, including receipt of revenues from leases in which the Company holds reversionary interests utilization of its pipeline systems, utilization of its services by third parties and commodity prices among others. The Company believes that it has sufficient liquidity at December 31, 2002 to meet its obligations and operating needs for the year ending December 31, 2003. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of expenditures. The net cash provided by or used in operating, investing and financing activities is summarized below:

                                          Years Ended December 31
                                           (amounts in thousands)
                                             2002         2001
                                           ---------    ---------
         Net cash provided by (used in):
               Operating activities        $  (2,836)   $   1,447
               Investing activities            3,898        2,412
               Financing activities             --         (2,587)
                                           ---------    ---------
         Net increase in cash              $   1,062    $   1,272
                                           =========    =========

     The Company's cash flow from operating activities decreased by $4.3 million in 2002 from 2001, due primarily to a decrease in cash generated from 2002 operations of approximately $2.1 million and a reduction in current liabilities of approximately $2.3 million.

     Cash flow provided by investing activities during 2002 included the proceeds from the sale of the American Resources oil and gas properties of approximately $5.0 million. Cash flow used in investing activities included exploration and development costs associated with oil and gas properties owned by American Resources of approximately $0.5 million, the purchase of American Resources minority stockholders interests of approximately $0.3 million, and other capital expenditures of approximately $0.2 million.

     The Company previously announced a gas discovery in High Island Area Block A-7, in the Gulf of Mexico. The Company owns an 8.9% reversionary working interest in this field and it will begin to receive revenues from its reversionary interest after "payout" occurs. Payout occurs after all of the other working interest owners have recovered their costs and expenses associated with developing the field from sales of gas and oil production from the field. In late 2002, two wells from this field were successfully recompleted. As a result of the recompleted wells and based on current levels of production and commodity prices, the Company now believes that it could begin to receive revenues from its reversionary working interest in this field in the second or third quarter 2003.

     In November 2000, the Company elected to abandon the Buccaneer Field due to adverse developments in the field. The Company reached an agreement with Tetra Applied Technologies, Inc. ("Tetra"), to plug and abandon the wells located in the Buccaneer Field. The work was completed in the first quarter of 2001 for approximately $1.4 million. In addition, Maritech Resources, Inc. ("Maritech"), an affiliate of Tetra, purchased an adjacent lease from Apache Corporation for which the Company provided production operating services. In connection with this lease purchase, Maritech also assumed the operating agreement. In December

2000, as a result of the Company's plans to abandon the Buccaneer Field platform facilities, the Company and Maritech terminated the operating agreement. The Company installed a new platform in 2001 at a cost of $1.7 million net to its interest, to operate and maintain the Blue Dolphin Pipeline System as well as handle the production from Maritech's lease. The Blue Dolphin System was previously tied into and operated from the Buccaneer Field platforms.

     In August 2001, the Company reached an agreement with Tetra to remove the Buccaneer Field platforms for a cost of approximately $2.6 million. Pursuant to the agreement, Tetra and the Company agreed to extended payment terms, whereby the Company will pay 20% upon completion and 5% per month for twelve months, with the remaining balance due in the thirteenth month. To provide security for the extended payment terms, the Company provided Tetra with a first lien on the 50% interest it then owned in the Blue Dolphin Pipeline System. Operations to remove the platforms commenced in August 2001 and were suspended in December 2001, while the Company continued discussions with and was awaiting a decision from the Texas Parks and Wildlife Department ("TPW") to leave the underwater portion of the platforms in place as artificial reefs. The scope of work with Tetra has changed due to the reefing rather than complete removal originally contemplated. The contract price and the payment terms remain unchanged. The Company requested and has received an extension from the Minerals Management Service until April 1, 2003 to complete abandonment operations needed to convert the platform complexes into artificial reefs. Tetra is expected to resume its operations during the second quarter 2003. The Company is also obligated to pay $390,000 to TPW, of which $350,000 represents half of the site clearance work that will be eliminated and $40,000 represents the cost of buoys to mark the reef sites. As a result of the reefing agreement with TPW, the Company has reduced its provision for abandonment costs by $310,000 due to the elimination of site clearance costs, and by approximately $373,000 due to lowering its contingency associated with the abandonment work. The Company will request and expects the MMS to grant additional time to complete the reefing activities. The Company believes that its provision for abandonment costs of $3.8 million at December 31, 2002 is adequate.

     In January 2001, the Company and its partners sold the Black Marlin Pipeline System for $7.3 million and the High Island Block A-5 pipeline for $2.0 million to Williams Field Services. The Company's portion of the proceeds were $3.6 million and $1.0 million, respectively.

     During 2002, the Company incurred capital expenditures of approximately $512,000 for development of its proved reserves. As a result of the sales of its proved reserves during 2002, future capital expenditures associated with the Company's oil and gas properties will be dependent upon the success of the Company's exploratory properties, reversionary working interests and future acquisitions of proved oil and gas reserves. The reserves and future net revenues presented in Item 1 "Business" reflect capital expenditures totaling $150,000 and $192,000 in the years ending December 31, 2004 and 2006, respectively.

     On December 2, 1999, the Company, through Blue Dolphin Exploration, acquired a 75% ownership interest in American Resources by purchasing approximately 39.5 million shares of American Resources common stock for approximately $4.5 million. On February 19, 2002, the Company completed its acquisition of American Resources, pursuant to the Amended and Restated
Agreement  and Plan of  Merger  dated  as of  December  19,  2001  (the  "Merger
Agreement"). Pursuant to the Merger Agreement, American Resources became a wholly owned subsidiary of the Company. As a result of elections made by American Resources' stockholders, the Company issued 277,330 shares of Common Stock and paid approximately $255,000 in cash.

     In connection with the Company's initial investment in American Resources Den norske Bank sold American Resources senior secured debt to the Company for the right to receive a possible future payment. The payment due to Den norske was determined to be approximately $0.8 million net to American Resources; however, in June 2002, Den norske agreed to accept $0.6 million as full payment, which American Resources paid in June 2002.

     In May 2002, the Company, American Resources and members of prior management of American Resources, including its former chief financial officer, entered into a litigation settlement agreement with H&N Gas. American Resources paid approximately $0.3 million in settlement of the litigation and additionally released funds of approximately $0.7 million it was holding that were due to H&N. The settlement agreement and the payments made thereunder were made in compromise of disputed claims and are not an admission of wrongdoing or of liability of any kind.

     In February 2002, the Company acquired an additional 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC. Pursuant to the terms of the purchase and sales agreement, Blue Dolphin Pipeline issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. The note bears interest at the rate of 6% per annum and is secured by the interest acquired. Additionally, contingent payments of up to $750,000 will be made, if the promissory note is retired before its maturity date, payable annually after the promissory note is retired until December 31, 2006, out of 50% of the net revenues from the interest acquired. The maturity date, December 31, 2006, will be extended by one additional year, up to a maximum of two years, for years in which non-recurring, extraordinary expenditures, attributable to the interest acquired, exceeds $200,000, in the aggregate, during any year. As of December 31, 2002, the amount owed MCNIC is $750,000 plus accrued interest of $42,245. During the year ended December 31, 2002 the Company paid MCNIC interest of $2,755.

RESULTS OF OPERATIONS

     For the year ended December 31, 2002 ("2002"), the Company reported net income of $482,054, compared to a net loss of $2,649,142 for the year ended December 31, 2001 ("2001"). The improvement in results in 2002 was due to a gain on sale of assets of approximately $2.2 million in 2002 offset by the 2001 gain on sale of assets of approximately $1.4 million, and 2001 recordings of an impairment for the Company's Petroport and Sabine Seaport projects of $1.9 million and a $1.0 million increase in the Company's impairment of the Buccaneer Field.

     2002 compared to 2001

     Revenue from oil and gas sales. Revenues from oil and gas sales decreased by $2,912,294 in 2002, from those of 2001. The decrease was primarily due to a 45% reduction in oil and gas production volumes due to the sale of the Company's proved reserves during 2002 resulting in a decrease in revenues of $2.0 million (see Item 1. Business) and normal production declines, and a reduction in gas prices of 34% and oil prices of 25% in 2002, resulting in a $0.9 million reduction in revenues.

     Revenue from pipeline operations. Revenues from pipeline operations increased by $136,496 or 14% in 2002 to $1,128,319. The increase was due primarily to the Company's acquisition of an additional 1/3 interest in the Blue Dolphin Pipeline System effective January 1, 2002, increasing the Company's interest from 50% to 83%, resulting in additional revenues of approximately $.47 million, offset in part by a decrease in transportation volumes of 26 % resulting in decreased revenues of approximately $.33 million.

     Lease operating expenses. Lease operating expenses for 2002 decreased by $636,629, or 55% from 2001. The decrease resulted primarily from the sale of the Company's proved oil and gas reserves during 2002.

     Pipeline operating expenses. Pipeline operating expenses in 2002 increased by $321,553 from $517,054 in 2001. The increase was primarily due to the acquisition of the 1/3 interest in the Blue Dolphin Pipeline System effective January 1, 2002 increasing the company's interest from 50% to 83%.

     Depletion, depreciation and amortization expense. Depletion, depreciation and amortization expenses decreased by $999,128 from 2001. Depletion expense decreased in the 2002 due to a 45% decrease in production volumes resulting in decreased depletion of $0.5 million and a lower depletion rate used in 2002 compared to 2001 resulting in decreased depletion of approximately $0.4 million.

     Impairment of assets. Impairment of assets decreased in 2002 by $2,600,480. In 2002 the Company recorded an impairment of its investment in Drillmar of $0.3 million (see Item 1. Business - Drillmar). In 2001, the Company recorded an impairment of its investment in the Petroport and Sabine Seaport projects of approximately $1.9 million, and increased the impairment of the Buccaneer Field by $1.0 million due to revised plugging and abandonment estimates.

     General and administrative expenses. General and administrative expenses for 2002 decreased $337,744 from 2001. The decrease is primarily due to the Company's cost reduction plan implemented in 2002 that resulted in a reduction in staff and other costs of approximately $0.6 million, the acquisition of the American Resources minority shareholders interest and the closing of American Resource's New Orleans office of approximately $0.2 million and lower legal expenses of approximately $0.1 million as a result of the settlement of the H&N lawsuit in 2002. These cost reductions were offset in part by the elimination of approximately $0.6 million of management fees generated by the Company that were recorded as a reduction to general and administrative expenses during 2001, of which $0.3 million were recorded from Drillmar, and $0.3 million were recorded from the 1/3 interest in the Blue Dolphin Pipeline System acquired by the Company effective January 1, 2002.

     Interest and other expense. Interest and other expense decreased by $23,990 in 2002. In 2002, the Company recorded an expense associated with the settlement of litigation with H&N of approximately $0.3 million and costs associated with unsuccessful acquisitions and other expenses of approximately $0.1 million, offset in part by a reduction of the payment to Den norske Bank of approximately $0.2 million. In 2001 other expenses included a $0.2 million increase in the provision for the contingent payment to Den norske Bank.

     Gain on sale of assets. Current period gain on sale of assets increased by $802,923 from 2001. In 2002, the Company recorded gains on the sale of its proved oil and gas reserves of $2.2 million. In 2001, the Company recorded a gain on the sale of the Black Marlin Pipeline System of $1.4 million.

     Bad debt expense. The Company recorded bad debt expense of $197,500 in 2002 from accounts receivable owed by Drillmar and other accounts receivable of $24,250.

     Equity losses of affiliates. In 2001, the Company recorded losses from its equity interests in Drillmar and New Avoca of $245,201.

     Interest and other income. Interest and other income increased $644,285 in 2002. The increase is primarily due to the Company's $0.7 million reduction in its provision for the Buccaneer Field abandonment costs.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as Blue Dolphin's business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in the Company's business. The Company makes every effort to properly comply with all applicable rules on or before their adoption, and believes the proper implementation and consistent application of the accounting rules is critical. However, not all situations are specifically addressed in the accounting literature. In these cases, the Company must use its best judgment to adopt a policy for accounting for these situations. Blue Dolphin accomplishes this by analogizing to similar situations and the accounting guidance governing them, and often consults with its independent accountants about the appropriate interpretation and application of these policies.

Given that the Company has sold substantially all of its oil and gas exploration and production assets as of December 31, 2002, its most critical accounting policy currently relates to the accounting for the impairment of long lived assets, which include primarily the pipeline assets, as of December 31, 2002.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", Blue Dolphin initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. Currently, the Company's pipeline assets are significantly under utilized and therefore is an indicator of possible impairment at December 31, 2002. Accordingly, management developed future cash flows as of December 31, 2002 expected to be generated from its pipeline assets based on certain assumptions. The most significant assumption made in connection with the preparation of expected future cash flows is the assumption that pipeline throughput volumes will increase over the next few years due to the current leasing and drilling activity surrounding the Company's pipeline. Based on the results of the impairment test, which indicates expected future undiscounted cash flows are in excess of the pipeline assets net carrying value, no impairment has been recorded as of December 31, 2002.

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and will adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. The Company currently estimates that the adoption of SFAS 143 will result in the recording of an asset retirement obligation of $1.6 million.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS 148 will have a material effect on its financial position or results of operations.


Item 7.  Financial Statements and Supplementary Data

         Index to Financial Statements:                                     Page
                                                                            ----

         Independent Auditors' Report.......................................  34

         Consolidated Balance Sheet, at December 31, 2002...................  35

         Consolidated Statements of Operations, for the years
                ended December 31, 2002 and 2001............................  37

         Consolidated Statements of Stockholders' Equity, for the
                years ended December 31, 2002 and 2001......................  38

         Consolidated Statements of Cash Flows, for the years
                ended December 31, 2002 and 2001............................  39

              Notes to Consolidated Financial Statements....................  41

                          Independent Auditors' Report



The Board of Directors
Blue Dolphin Energy Company

We have  audited the  accompanying  consolidated  balance  sheet of Blue Dolphin
Energy Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Dolphin Energy Company and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.





/s/ Mann Frankfort Stein & Lipp CPAs, LLP
-----------------------------------------
Houston, Texas
February 28, 2003

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 2002


                                     Assets
                                     ------

Current assets:
   Cash and cash equivalents                                         $ 4,405,676
   Trade accounts receivable                                             515,292
   Prepaid expenses and other assets                                     294,192
                                                                     -----------

            Total current assets                                       5,215,160

Property and equipment, at cost:
   Oil and gas properties, including $140,233
         of unproved leasehold cost (full-cost method)                21,920,491
   Pipelines                                                           3,670,510
   Onshore separation and handling facilities                          1,664,128
   Land                                                                  860,275
   Other property and equipment                                          272,508
                                                                     -----------

                                                                      28,387,912
   Less accumulated depletion, depreciation,
         amortization and impairment                                  23,700,652
                                                                     -----------

                                                                       4,687,260

Deferred federal income tax
                                                                         244,444
Investment in New Avoca
                                                                         585,629
Other assets                                                              15,415
                                                                     -----------

                                                                     $10,747,908
                                                                     ===========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                December 31, 2002


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
   Trade accounts payable                                          $    366,304
   Asset retirement obligations - current portion                     2,540,000
   Accrued expenses and other liabilities                                66,245
                                                                   ------------

            Total current liabilities                                 2,972,549
                                                                   ------------

Long-term liabilities:
   Note payable                                                         750,000
   Asset retirement obligations, net of current portion               1,260,000
                                                                   ------------

            Total long-term liabilities                               2,010,000
                                                                   ------------

Stockholders' equity:
   Common stock, $.01 par value, 10,000,000 shares
       authorized and 6,606,585 shares issued
       and outstanding                                                   66,066
   Additional paid-in                                                26,239,098
   capital
   Accumulated deficit                                              (20,539,805)
                                                                   ------------

            Total stockholders' equity                                5,765,359
                                                                   ------------


                                                                   $ 10,747,908
                                                                   ============

See accompanying notes to consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2002 and 2001

                                                                          2002           2001
                                                                      -----------    -----------
Revenue from operations:
   Oil and gas sales                                                  $ 1,781,958      4,694,202
   Pipeline operations                                                  1,128,319        991,823
                                                                      -----------    -----------

            Revenue from operations                                     2,910,277      5,686,025
Cost of operations:
   Lease operating expenses                                               518,920      1,155,549
   Pipeline operating expenses                                            838,607        517,054
   Depletion, depreciation and amortization                               818,642      1,817,770
   Impairment of assets                                                   339,984      2,940,464
   General and administrative expenses                                  2,507,716      2,845,459
                                                                      -----------    -----------

            Cost of operations                                          5,023,869      9,276,296
                                                                      -----------    -----------

            Loss from operations                                       (2,113,592)    (3,590,271)

Other income (expense):
   Interest and other expense                                            (219,601)      (243,591)
   Gain on sale of assets                                               2,220,549      1,417,626
   Interest and other income                                              760,702        116,417
   Bad debt expense                                                      (221,750)          --
   Equity in losses of affiliates                                            --         (245,201)
                                                                      -----------    -----------

            Income (loss) before minority interest and income taxes       426,308     (2,545,020)

Minority interest                                                          55,746       (104,122)

Income tax expense                                                           --             --
                                                                      -----------    -----------

            Net income (loss)                                         $   482,054     (2,649,142)
                                                                      ===========    ===========

Income (loss) per common share-basic                                  $      0.08          (0.44)
                                                                      ===========    ===========

Income (loss) per common share- diluted                               $      0.08          (0.44)
                                                                      ===========    ===========

Weighted average number of common shares
    outstanding - basic                                                 6,343,834      6,004,019
                                                                      ===========    ===========

Weighted average number of common shares
     outstanding - diluted                                              6,359,072      6,004,019
                                                                      ===========    ===========

See accompanying notes to consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2002 and 2001


                                                                Additional                          Total
                                                 Common          paid-in        Accumulated     stockholders'
                                                 stock           capital          deficit          equity
                                             -------------    -------------    -------------    -------------
Balance at December 31, 2000                        60,167       25,775,417      (18,372,717)       7,462,867

   Exercise of 3,333 stock options                      33           12,715             --             12,748

   Issuance of  shares to 401K plan                    500           79,500             --             80,000

   Stock registration costs and other                  215         (145,572)            --           (145,357)

   Net loss                                                                       (2,649,142)      (2,649,142)
                                             -------------    -------------    -------------    -------------

Balance at December 31, 2001                 $      60,915       25,722,060      (21,021,859)       4,761,116

   Acquire minority interest of subsidiary           2,773          360,173             --            362,946

   Common stock issued for services                   --            159,243
                                                                                       2,378          156,865

   Net income                                                                        482,054          482,054
                                             -------------    -------------    -------------    -------------

Balance at December 31, 2002                 $      66,066       26,239,098      (20,539,805)       5,765,359
                                             =============    =============    =============    =============



See accompanying notes to consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2002 and 2001

                                                                  2002           2001
                                                              -----------    -----------
Operating activities:
   Net income (loss)                                          $   482,054     (2,649,142)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depletion, depreciation and amortization                 818,642      1,817,770
         Minority interest                                        (55,746)       104,122
         Gain on sale of assets                                (2,220,549)    (1,417,626)
         Impairment of assets - investments                       339,984      2,940,464
         Change in Abandonment costs                             (410,816)          --
         Increase in other liabilities                               --          250,000
         Equity in income (losses) of affiliate                   (60,158)       245,201
         Bad debt expense                                         221,750           --
         Common stock issued for services                         159,243         80,000
         Changes in operating assets and liabilities:
            Trade accounts receivable                             521,197      1,148,512
            Prepaid expenses and other assets                    (130,367)       (35,912)
            Abandonment costs incurred                           (194,592)      (442,984)
            Other assets                                             --           28,389
            Trade accounts payable,
                accrued expenses and other liabilities         (2,307,021)      (622,292)
                                                              -----------    -----------

                    Net cash provided by (used in)
                    operating activities                       (2,836,379)     1,446,502

Investing activities:
   Exploration and development costs                             (512,393)    (1,022,843)
   Purchases of property and equipment                           (180,600)    (1,764,245)
   Net proceeds from sale of assets                             5,030,000      5,985,000
   Development costs - Petroport                                     --          (59,305)
   Development costs - New Avoca                                  (82,000)      (234,140)
   Acquisition and development costs - Drillmar                      --         (492,460)
   Purchase of minority interest in subsidiary                   (356,512)          --
                                                              -----------    -----------

                    Net cash provided by
                    investing activities                        3,898,495      2,412,007

See accompanying notes to consolidated financial statements.











                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                     Years ended December 31, 2002 and 2001


                                                                  2002           2001
                                                              -----------    -----------

Financing activities:
   Payments on borrowings, preferred stockholders                    --         (218,412)
   Payments on borrowings, related parties                           --       (2,000,000)
   Payments of offering costs and other                              --         (145,357)
   Dividends paid by subsidiary                                      --         (235,610)
   Net proceeds from the exercise of stock options                   --           12,748
                                                              -----------    -----------

                    Net cash provided by  (used in)
                                 financing activities                --       (2,586,631)
                                                              -----------    -----------

                    Increase in cash and cash equivalents       1,062,116      1,271,878

Cash and cash equivalents at beginning of year                  3,343,560      2,071,682
                                                              -----------    -----------

Cash and cash equivalents at end of year                      $ 4,405,676      3,343,560
                                                              ===========    ===========


Supplementary cash flow information:
      Interest paid                                           $     2,755         98,500
                                                              ===========    ===========

      Taxes paid                                              $      --            6,530
                                                              ===========    ===========

Non cash investing and financing activities
      Purchase of property and equipment financed with debt       750,000           --
                                                              ===========    ===========



See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

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

     Accounting Estimates

     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and to the disclosure of contingent assets and liabilities including reserve information which affects the depletion calculation as well as the computation of the full cost ceiling limitation to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimated.

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

     Oil and Gas Properties

     Oil and gas properties are accounted for using the full-cost method of accounting, whereby all costs associated with acquisition, exploration, and development of oil and gas properties, including directly related internal costs, are capitalized on a country-by-country cost center basis. The Company utilizes one cost center for all of its properties. Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Provision for the estimated costs of offshore platform and well abandonment, net of salvage value, is computed on the units of production method and is included in depletion, depreciation and amortization. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or impairment has occurred. Estimated proved oil and gas reserves are based upon reports of independent petroleum engineers or prepared internally by the Company. The net carrying value of oil and gas


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


     properties, less related deferred income taxes, is limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate applied) of estimated future net revenues from proved reserves, after giving effect to income taxes, and the lower of cost or estimated fair value of unproved properties. Disposition of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

     The following table reflects the depletion expense incurred from oil and gas properties during the periods indicated:


                                                                 Year Ended
                                                                December 31,
                                                              2002        2001
                                                           ---------   ---------
                 Depletion expense per Mcf
                 equivalent
                 produced                                  $    1.05   $    1.53
                                                           =========   =========

     At December 31, 2002, oil and gas properties included $140,233 of unproved leasehold costs that are not being amortized. These costs will begin to be amortized when they are evaluated and proved reserves are discovered, impairment is indicated or when the lease term expires. Unproved leasehold costs consist of interests in state and federal leases located in the Gulf of Mexico with expiration dates ranging from October 2003 to November 2005.
     In order to retain the leases after the primary term, they must be producing or development operations must be in progress. The leases have primary terms of 5 years. Development of these leases is dependent upon the other owners of the leases to initiate a plan of development.

     The following table reflects the periods when costs were incurred for unproved leasehold costs:

                                                        December 31,
                                                   ----------------------
                                        Total         2002         2001     Prior Years
                                      ---------    ---------    ---------    ---------
         Property acquisition costs   $ 101,097      (76,421)    (102,920)     280,438

         Exploration costs               39,136       (5,178)    (106,030)     150,344
                                      ---------    ---------    ---------    ---------

                                      $ 140,233      (81,599)    (208,950)     430,782
                                      =========    =========    =========    =========

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     Other Property and Equipment

     Depreciation of furniture, fixtures and other equipment, including assets held under capital leases, is computed using the straight-line method over estimated useful lives of 3-10 years.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom. For the year ended December 31, 2001, the Company recorded a full impairment of $1.9 million of its investment in both the Petroport and Sabine Seaport projects and for the year ended December 31, 2002, the Company recorded a full impairment of approximately $.4 million of its investment in Drillmar, Inc.

     Abandonment

     A provision for the abandonment, dismantlement and site clearance of offshore production platforms and existing wells is made using the unit-of-production method applied to estimates based on current costs. A provision for pipeline and pipeline facilities abandonment costs is also provided using the straight-line method over the estimated useful lives of the pipeline and pipeline facilities. Aggregate abandonment liability, all of which is for the Buccaneer Field is estimated to be approximately $3.8 million at December 31, 2002. Based on timing of the reefing and related payment plan $2.5 million is reflected as "Asset retirement obligations - current portion" and $1.3 million is reflected as a long-term liability, due to the extended payment terms arranged by the Company.

     New Avoca and Drillmar

     The Company records its investment in New Avoca (25% owned and managed by the Company) and Drillmar using the equity method of accounting. Under the equity method, investments are recorded at cost plus the Company's equity in undistributed earnings and losses after acquisition.

     Stock-Based Compensation

     The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based compensation under the intrinsic value method and provides the pro forma effects of the fair value method as required.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     Recognition of Oil and Gas Revenue

     Sales from producing wells are recognized on the entitlement method of accounting which defers recognition of sales when, and to the extent that, deliveries to customers exceed the Company's net revenue interest in production. Similarly, when deliveries are below the Company's net revenue interest in production, sales are recorded to reflect the full net revenue interest. The Company's imbalance liability at December 31, 2002 and 2001 was not material.

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

     The employee stock options at December 31, 2001, were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share. In 2002 there was one employee stock option that was used in the computation of diluted earnings per share.

     The following table provides a reconciliation between basic and diluted earnings per share:


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)



                                                                 Weighted-
                                                              Average Number
                                                             of Common Shares
                                                                Outstanding
                                                               and Potential        Per
                                               Net Income         Dilutive         Share
                                                 (Loss)        Common Shares       Amount
                                              -------------    -------------   -------------
Year ended December 31, 2002
      Basic earnings per share                $     482,054        6,343,834   $        0.08
      Effect of dilutive stock options                                15,238
                                              -------------    -------------   -------------
   Diluted earnings per share                 $     482,054        6,359,072   $        0.08
                                              =============    =============   =============

Year ended December 31, 2001
       Basic and diluted earnings per share   $  (2,649,142)       6,004,019   $        0.44
                                              =============    =============   =============


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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and requires the Company to gather market information and develop cash flow models. Additionally, the Company is required to develop processes to track and monitor these obligations. The Company currently estimates that the adoption of SFAS 143 will result in the recording of an asset retirement obligation of $1.6 million.

     In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statements No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of Statement No. 4 and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a material effect on the Company's financial condition and results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on the Company's financial condition and results of operations.

     In  December  2002,  the FASB  issued  Statement  of  Financial  Accounting
     Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS 148 will have a material effect on its financial position or results of operations.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

(2)  Liquidity

     At December 31, 2002, the Company's working capital was approximately $2.2 million. During the third and fourth quarters of 2002, the Company received approximately $5.0 million from the sale of proved oil and gas properties from two separate transactions. As a result, the Company believes that it has sufficient cash to meet its working capital and capital expenditure requirements through 2003. Historically, the Company has relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain its operations.

(3)  Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the Note Payable approximates the fair value due to its interest rate approximating current borrowing rates.

 (4)   Income Taxes

     Income tax expense for both 2002 and 2001 was $0.

     The  income  tax  effects  of  temporary  differences  that  give  rise  to
     significant   portions  of  the   deferred  tax  assets  and  deferred  tax
     liabilities at December 31, 2002 are presented below:

     Deferred tax assets:
        Net operating loss and capital loss carryforwards          $ 11,753,227
        Alternative minimum tax credit                                  388,336
        Basis differences in property and equipment                     731,629
                                                                   ------------

                 Total gross deferred tax asset                      12,873,192
                                                                   ------------

        Net deferred tax asset                                       12,873,192
        Less valuation allowance                                    (12,628,748)
                                                                   ------------

        Deferred tax asset                                         $    244,444
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

     In assessing the realizability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company's valuation allowance at December 31, 2002 reduces the deferred tax assets to $244,444.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     The Company's effective tax rate applicable to continuing operations in 2002 and 2001 is as follows:

                                                              2002       2001
                                                            --------   --------
                Expected tax rate                               (34%)      (34%)
                State taxes, net of federal benefit             --         --
                Expenses not deductible for tax purposes        --         --
                Increase in valuation allowance recognized
                   in earnings                                   34%        34%
                Other                                           --         --
                                                            --------   --------
                                                                  0%         0%

     For federal tax purposes, the Company had a net operating loss carryforward ("NOL") of approximately $32.0 million and $31.1 million for the years ended December 31, 2002 and 2001, respectively. These NOLs must be utilized prior to their expiration, which is between 2003 and 2022. Of the $32.0 million of NOLs as of December 31, 2002, $17.2 million relate to American Resources.

     The Company has alternative minimum tax credit carry forwards of $388,336 that do not expire and may be applied to reduce regular tax to an amount not less than the alternative minimum tax payable in any one year.

(5)  Long-term Debt

     In February 2002, the Company acquired a 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC Pipeline and Processing Company ("MCNIC") effective January 1, 2002. Pursuant to the terms of the purchase and sales agreement, Blue Dolphin issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. As of December 31, 2002, net revenues attributable to the acquired interest were insufficient to provide any principal payments, however the note continues to accrue interest at 6% per annum. Additionally, an aggregate contingent payment of up to $750,000 will be made, if the promissory note is retired before its maturity date. The contingent payments will be payable annually after the promissory note is retired until December 31, 2006 out of 50% of the net revenues from the interest acquired. The termination date, December 31, 2006, will be extended by one additional year, up to a maximum of two years, for years in which non-recurring, extraordinary expenditures attributable to the interest acquired, exceeds $200,000, in the aggregate, during any year. Currently, the Company does not believe that net revenues from the 1/3 interest in the Blue Dolphin Pipeline System will be sufficient enough to provide any principal payments to MCNIC in the year ending December 31, 2003.

                Long-term debt at December 31, 2002 is as follows:

                Note payable, interest at
                   6% per annum payable out of 90%
                   of the net revenues from the 1/3 interest
                   acquired in the Blue Dolphin Pipeline
                   System, secured by the 1/3 interest
                   acquired, all remaining principal due
                   December 31, 2006.                               $    750,000
                Less current maturities                                     --
                                                                    ------------

                                                                    $    750,000
                                                                    ============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

(6)  Stockholders' Equity

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

     As a result of elections made by American Resources' stockholders, the Company issued 277,330 shares of Common Stock and paid $255,000 in cash.

     The Company incurred costs totaling $101,128 and $185,943 in 2002 and 2001, respectively, associated with the registration of shares of its Common Stock that were issued to American Resources stockholders. In addition, the Company issued 62,603 and 17,867 shares of its Common Stock in 2002 and 2001, respectively, as a severance payment to former employees and recorded compensation expense of $70,740 and $28,586 in 2002 and 2001, respectively. The Company also issued 25,060 and 2,824 shares in 2002 and 2001, respectively, to the board of directors and recorded an expense of $21,000 and $12,000 in 2002 and 2001, respectively.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

     At December 31, 2002 the Company has reserved a total of 416,321 shares of Common Stock for issuance under the above mentioned stock option plans. The outstanding stock options granted to key employees, officers and directors, for the purchase of shares of the Company's Common Stock, are as follows:

                                                                   Exercise
                                                               price per share
                                                             -------------------
                                                  Shares       From        To
                                                 --------    --------   --------

         Balance, December 31, 2000               151,236        2.78      6.000
                                                 ========    ========   ========

               Granted                             42,104        1.90      1.900
               Expired                            (36,834)       3.12      6.000
               Exercised                           (3,333)       3.82      3.825
                                                 --------    --------   --------

         Balance, December 31, 2001               153,173        1.90      6.000
                                                 ========    ========   ========

               Granted                            340,277        0.33      1.550
               Expired                            (77,129)       1.55      6.000
                                                 --------    --------   --------

         Balance, December 31, 2002               416,321        0.33      6.000
                                                 ========    ========   ========

     The weighted average exercise price per share was $3.825 in 2001.

     As of December 31, 2002, options for 400,988 shares of Common Stock were immediately exercisable. There were 340,277 and 42,104 options granted in 2002 and 2001, respectively. Pursuant to the requirements of FASB No. 123, the weighted average fair market value of options granted during 2002 and 2001 was $0.94 per share and $0.24 per share, respectively. The weighted average closing bid prices for the Company's stock at the date the options were granted during 2002 and 2001 were $1.01 per share and $1.90 per share, respectively. The fair market value pursuant to FASB No. 123 of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 88% and 29%, risk-free interest rate of 1.45% and 2.22% for grants in 2002 and 2001, respectively, and an expected life of 1 year. As the Company has not declared dividends on its Common Stock since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's Common Stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. No compensation expense was recorded in 2002 and 2001 for stock options granted. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards made, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


                                                                Year ended December 31,
                                                              --------------------------
                                                                  2002           2001
                                                              -----------    -----------
         Net income (loss) as reported                        $   482,054    $(2,649,142)

         Less total stock based employer compensation
         expense determined under fair value based
         method for all awards, net of tax related effects       (250,234)      (110,294)
                                                              -----------    -----------
         Pro Forma                                            $   231,820    $(2,759,436)
                                                              ===========    ===========

         Basic and diluted (loss)
                   Per share as reported                      $      0.08    $     (0.44)
                   Pro Forma                                  $      0.04    $     (0.46)


     Outstanding options at December 31, 2002 expire between December 25, 2003 and November 13, 2012.

(8)  Related Party Transactions

     Related  party  transactions  which are not  disclosed  elsewhere  in these
     consolidated   financial   statements   are   discussed  in  the  following
     paragraphs:

     In September 2001, Drillmar, Inc. a 64% owned affiliate of the Company, entered into a merger agreement and merged with Zephyr Drilling Ltd. ("Zephyr"). Prior to the merger, Zephyr was a limited partnership in which Drillmar was the general partner. Zephyr owned a semi-submersible drilling rig that has been prepared for reconfiguration into a semi-tender. As a result of the merger, the Company's interest in Drillmar decreased from 64% to 12.8%.

     Ivar Siem, Chairman of the Company, Harris A. Kaffie and James M. Trimble, Directors of the Company, were limited partners of Zephyr. After the merger between Drillmar and Zephyr, Messers. Siem and Kaffie were owners of 30.3% and 30.6%, respectively, of Drillmar's common stock. Messrs. Siem and Kaffie are both Directors, and Mr. Siem is Chairman and President of Drillmar. Messrs. Siem and Kaffie provided funding to Drillmar in 2002 of $116,000 and $100,000, respectively, and in 2001 of $300,000 and $425,000, respectively, and were issued unsecured promissory notes from Drillmar. The promissory notes were due June 30, 2002 and bore interest at the rate of 10% per annum. Along with the promissory notes, Drillmar issued detachable warrants to Messrs. Siem and Kaffie of 41,500 and 42,500, respectively. The promissory notes issued by Drillmar are nonrecourse to the Company.

     Effective March 31, 2002, the Company recorded a full impairment of its investment in Drillmar of approximately $340,000 and a full reserve for the accounts receivable amount owed from Drillmar of approximately $200,000 due to Drillmar's working capital deficiency and delays in securing capital funding.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

     In January 2003, Drillmar stockholders approved a restructuring plan whereby Drillmar will issue up to $3.0 million of convertible notes that will convert into common stock representing over 99% of Drillmar's outstanding shares. As a result, the Company's ownership in Drillmar will be reduced to less than 1%. Messrs. Siem and Kaffie are expected to exchange their promissory notes and accrued interest into Drillmar new convertible notes.

     In February 2003, the Company and Drillmar entered into a new agreement effective as of February 1, 2003, whereby the Company will provide office space to Drillmar for $1,500 per month. The Company will also provide professional, accounting and administrative services to Drillmar based on hourly rates based on the Company cost. The agreement can be terminated upon 30 days notice or by the mutual agreement of the parties.

(9)  Leases


     The Company has various noncancelable operating leases which continue through 2006. In March 2003, the Company entered into a sublease agreement expiring December 31, 2006 for certain of its office space with Tri-Union Development Corporation. The Company's annual receipts from this sublease will be $81,630. Mr. James M. Trimble, Director of the Company is the Chairman and Chief Executive Officer of Tri-Union.

     The following is a schedule of future minimum lease payments required under noncancelable operating leases at December 31, 2002:


                             Future                         Future
     Year ending             minimum         Future         minimum
     December 31,             lease         sublease         lease
     ------------           payments        payments     payments, net
                         -------------   -------------   -------------

         2003            $     203,826   $      67,943   $     135,883
         2004                  201,432          81,630         119,802
         2005                  198,153          81,630         116,523
         2006                  195,618          81,630         113,988
                         -------------   -------------   -------------
                         $     799,029   $     312,833   $     486,196
                         =============   =============   =============


     Rental expense on operating leases, net of sublease income for the years indicated are as follows:

                        Year ended
                       December 31,
                       ------------
                           2002             $ 186,498
                           2001               198,548

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

(10) Commitments and Contingencies


     As a result of the decision to cease operating activities in the Buccaneer Field, the Company's leases in or on the Buccaneer Field terminated in January 2001. The Company must plug and abandon all remaining wells and remove platform facilities within one year from the termination of the leases. In 2001, the Company plugged its remaining wells at a cost of approximately $1.4 million. During the operations of removing the Buccaneer Field platform complexes in 2001, discussions were initiated with the Texas Parks and Wildlife Department ("TPW") in an effort to leave certain of the underwater portions of the platform complexes in place as artificial reefs. By leaving the platform complexes in place as an artificial reef, certain site clearance costs will be eliminated. On January 3, 2003, the Company and TPW executed deeds of donation for both of the Company's platform complexes in the Buccaneer Field, whereby the Company will leave certain of the underwater portions of the platforms in place as artificial reefs and donate them to the TPW, along with cash of $390,000, of which $350,000 represents half of the site clearance work that will be eliminated and $40,000 represents the cost of buoys to mark the reef sites. In addition, the Company has reduced its provision for abandonment costs by $310,000, due to the elimination of site clearance and by $373,000 due to lowering its contingency associated with the abandonment work. The Company requested and has received an extension from the MMS until April 1, 2003 to complete the abandonment operations needed to convert the platform complexes into artificial reefs. The work to complete the abandonment/reefing is expected to begin and be completed during the second quarter 2003. The Company will seek a further extension from the MMS. The Company believes that its provision for abandonment costs of $3.8 million at December 31, 2002 is adequate.

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

(11) Business Segment Information

     The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, which includes upstream projects, and pipeline operations, which includes mid-stream projects. Intersegment revenues consist of transportation, general processing and storage fees charged by one subsidiary to another for gas and crude oil transported through the Blue Dolphin Pipeline System. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 2002 and 2001 is as follows:


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                                                                                                     Depletion,
                                                            Operating                               Depreciation,
                                                             income             Identifiable      Amortization and
                                       Revenues             (loss)(1)              assets          Impairment (2)
                                   -----------------    -----------------    -----------------    ----------------
Year ended December 31, 2002:
     Oil and gas exploration and
         production                $       1,781,958             (256,252)           4,720,424             615,037
     Pipeline operations                   1,128,319             (465,358)           4,990,027             182,505
     Other                                      --             (1,391,982)           1,037,457             361,084
                                   -----------------    -----------------    -----------------    ----------------
     Consolidated                          2,910,277           (2,113,592)          10,747,908           1,158,626
     Other income                                               2,539,900
                                                        -----------------
     Income before income taxes                                   426,308


Year ended December 31, 2001:
     Oil and gas exploration and
         production and
         operating fees            $       4,694,202             (616,124)           5,125,652            2,627,626
     Pipeline operations                     991,823              (11,756)           4,433,200              163,858
     Other                                      --             (3,189,867)           2,230,160            1,966,750
                                   -----------------    -----------------    -----------------    -----------------
     Consolidated                          5,686,025           (3,817,747)          11,789,012            4,758,234
     Other income                                               1,272,727
                                                        -----------------
     Loss before income taxes                                  (2,545,020)


     1. Consolidated income (loss) from operations includes $1,030,897 and $1,223,117 in unallocated general and administrative expenses, and unallocated depletion, depreciation, amortization and impairment of $361,084 and $1,966,750 for the years ended December 31, 2002 and 2001, respectively.

     2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $32,901 and $19,740 for the years ended December 31, 2002 and 2001, respectively. Oil and gas depletion, depreciation and amortization includes a provision for abandonment costs of platforms and wells of $0 and $13,793 for the years ended December 31, 2002 and 2001, respectively. In addition, the Company recorded an expense of approximately $1.0 million for the year ended December 31, 2001, as a result of a change in the estimated costs associated with the Buccaneer Field abandonment.

     3. See the supplemental disclosures for oil and gas producing activities for discussion of capitalized costs incurred for oil and gas production operations. Capital expenditures of $180,600 and $1,737,331 were incurred for pipeline operations for the years ended December 31, 2002 and 2001, respectively. Capitalized expenditures of $0 and $59,305 were incurred for mid-stream projects for the years ended December 31, 2002 and 2001, respectively.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


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


                                                                     Oil and gas
                                                                      sales and       Pipeline
                                                    operating fees    operations       Total
                                                    --------------   ------------   ------------

Year ended December 31, 2002:
       Houston Exploration and Production Company   $         --          290,223        290,223
       Apache Corporation                           $         --          282,215        282,215

Year ended December 31, 2001:
       Houston Exploration and Production Company   $         --          639,975        639,975


(12) Supplemental Oil and Gas Information - Unaudited

     The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures About Oil and Gas Producing Activities (`Statement 69").

     In July 2002, American Resources sold its working interest in the South Timbalier Block 148 property to Newfield Exploration Company for $2.3 million and recorded a gain of $1.4 million. Production from this field accounted for 15% and 19% of the Company's oil and gas sales revenues for the years ended December 31, 2002 and 2001, respectively, and 9% and 16% of the Company's total revenues for these periods.

     In November 2002, American Resources sold its working interest in all of its remaining proved oil and gas properties to Fidelity Exploration & Production Company for $2.7 million and recorded a gain of $0.8 million. Production from these fields accounted for 85% and 81% of the Company's oil and gas sales revenues for the years ended December 31, 2002 and 2001, respectively, and 52% and 67% of the Company's total revenues for these periods.

     Estimated Quantities of Proved Oil and Gas Reserves

     Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and gas reserves for the periods indicated, as estimated by the Company as of December 31, 2002 and by Ryder Scott Company as of December 31, 2001. All of the Company's reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

                                                           Oil           Gas
     Quantity of Oil and Gas Reserves                    (Bbls)         (Mcf)
     --------------------------------                  ----------    ----------
     Total proved reserves at December 31, 2000
                                                          185,135     4,667,000
                                                       ----------    ----------

     Revisions to previous estimates                      (13,476)     (841,816)
     Production                                           (40,769)     (815,184)
                                                       ----------    ----------

     Total proved reserves at December 31, 2001           130,890     3,010,000
                                                       ----------    ----------

     Production                                           (28,230)     (418,895)

     Reserves sold                                       (101,213)   (2,311,105)
                                                       ----------    ----------
     Total proved reserves at December 31, 2002             1,447       280,000

     Proved developed reserves:

           December 31, 2002                                1,447       280,000

           December 31, 2001                              128,783     2,613,000

Capitalized Costs of Oil and Gas Producing Activities

     The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of December 31, 2002:

     Unproved properties and prospect generation
         costs not being amortized                                 $    140,233

     Proved properties being amortized                               21,780,258
     Less accumulated depletion, depreciation,
         amortization and impairment                                (21,780,258)
                                                                   ------------
                Net capitalized costs                              $    140,233
                                                                   ============

     Costs Incurred in Oil and
     Gas Producing Activities

     The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the periods indicated:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                           Year Ended
                                          December 31,
                                     -----------------------
                                        2002         2001
                                     ----------   ----------

                 Exploration costs   $     --        249,728
                 Development costs      512,393
                                                     773,115
                                     ----------   ----------
                                     $  512,393    1,022,843
                                     ==========   ==========


     Standardized Measure of Discounted
     Future Net Cash Flows

     Due to the sale of substantially all of the reserves during 2002, there are no Future Net Cash Flows as of December 31, 2002. The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of:



                                                           December 31,
                                                   ----------------------------
                                                        2002            2001
                                                   ------------    ------------

     Future cash inflows                           $  1,183,824    $ 10,374,365
     Future development costs                          (342,210)     (1,190,585)
     Future production costs                            (84,930)     (1,761,074)
                                                   ------------    ------------

     Future net cash inflows before income taxes        756,684       7,422,706
     Future income taxes                               (257,273)     10,473,236
                                                   ------------    ------------

     Future net cash flows                              499,411      17,895,942
     10% discount factor                                 (6,017)       (920,497)
                                                   ------------    ------------
          Standardized measure of discounted
                 future net cash inflow            $    493,394      16,975,445
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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

                                                           December 31,
                                                   ----------------------------
                                                        2002            2001
                                                   ------------    ------------
Sales and transfers, net of production costs       $ (1,263,038)     (3,538,653)
Acquisition of reserves                                    --              --
Net change in estimated future development costs           --           980,063
Sales of minerals in place                           (4,454,581)           --
Revisions in previous quantity estimates                162,782      (1,663,095)
Net changes is sales and transfer prices,              (161,868)    (27,307,388)
   net of production costs
Accretion of discount                                   602,801       3,688,897
Net change in income taxes                            3,236,489      13,719,714
Change in production rates (timing) and other       (14,604,636)     (5,551,671)
                                                   ------------    ------------

        Net change                                 $(16,482,051)    (19,672,133)
                                                   ============    ============


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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

     See footnote (12) Supplemental Oil and Gas Information - Unaudited for disclosure of oil and gas properties sold in 2002.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None.

Item 9.   Directors and Executive Officers of the Registrant

     The information required by Item 9 is incorporated by reference to the Company's definitive proxy statement relating to its 2003 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 10.  Executive Compensation

     The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement relating to its 2003 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

     The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement relating to its 2003 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12. Certain Relationships and Related Transactions

     The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement relating to its 2003 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


                                    PART III

Item 13. Exhibits and Reports on Form 8-K

     (a)  1. Exhibits

     No.             Description
     ---             -----------
     3.1  (1)  Certificate of Incorporation of the Company.

     3.2 (2) Certificate of Correction to the Certificate of Incorporation of the Company dated June 30, 1987.

     3.3 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated June 30, 1987.

     3.4 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated December 11, 1989.

     3.5 (2) Certificate of Amendment to the Certificate of Incorporation of the Company dated December 14, 1989.

     3.6  (2)  Bylaws of the Company.

     3.7 (4) Certificate of Amendment to the Certificate of Incorporation of the Company dated December 8, 1997.

     4.1  (2)  Specimen Certificate of Blue Dolphin Energy Company Common Stock.


*    10.1 (3)  Blue Dolphin Energy Company 1996 Employee Stock Option Plan.

*    10.2 (6)  Blue Dolphin Energy Company 2000 Stock Incentive Plan

     10.11(5)  Investment  Agreement,   as  amended,  by  and  between  American
               Resources Offshore, Inc. and Blue Dolphin Exploration Company.

     10.12(7) Purchase and Sale Agreement by and between Williams Field Services Group, Inc. and Black Marlin Energy Company

     10.13(7) Purchase and Sale Agreement by and between Williams Field Services - Gulf Coast Company, L.P. and Blue Dolphin Pipeline Company

     10.14(8) Amended and Restated Agreement and Plan of Merger dated as of December 19, 2001 (the "Merger Agreement") among Blue Dolphin Energy Company, American Resources Offshore, Inc. and BDCO Merger Sub, Inc.

     10.15(10) Amended and Restated Agreement and Plan of Merger, as amended, among American Resources Offshore, Inc., Blue Dolphin Energy Company and BDCO Merger Sub, Inc.

     10.16(9) Letter agreement between Blue Dolphin Exploration Company and Fidelity Exploration & Production Company.

     10.17(9) Amendment No.1 to the Amended and Restated Agreement and Plan of Merger.

     10.18(11) Purchase and Sale  Agreement  by and between Blue Dolphin  Energy
               Company and Newfield Exploration Company.

     10.19(12) Purchase and Sale  Agreement  by and between Blue Dolphin  Energy
               Company and Fidelity Exploration and Production Company.

**   10.20     Purchase and Sale Agreement by and between Blue Dolphin  Pipeline
               Company and MCNIC.

**   21.1      List of subsidiaries of the Company.

**   23.1      Consent of Mann Frankfort Stien & Lipp CPAs, LLP.

**   99.1      Michael J. Jacobson  Certification  Pursuant to 18 U.S.C. Section
               1350,  as adopted  pursuant to section 906 of the  Sarbanes-Oxley
               Act of 2002.

**  99.2       G. Brian Lloyd Certification  Pursuant to 18 U.S.C. Section 1350,
               as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)  Incorporated  herein by  reference  to Exhibits  filed in  connection  with
     Schedule  13D of Blue  Dolphin  Energy  Company  under the  Securities  and
     Exchange  Act  of  1934,  dated  October  22,  1999  (Commission  File  No.
     000-15905).

(6) Incorporated herein by reference to Exhibits filed in connection with the Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated May 18, 2000 (Commission File No. 000-15905).

(7) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated January 22, 2001 (Commission File No. 000-15905).

(8) Incorporated herein by reference to Exhibits filed in connection with Form S-4 of Blue Dolphin Energy Company under the Securities Act of 1933 (Commission File No. 333-82186).

(9) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated February 25, 2002 (Commission File No. 000-15905).

(10) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated July 23, 2002 (Commission File No. 000-15905).

(11) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated November 4, 2002 (Commission File No. 000-15905).

*    Management Compensation Plan.
**   Filed herewith.

     (b)  Reports on Form 8-K

          None

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Primary Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14 (c) under Securities Exchange Act of 1934, as amended). Based upon the evaluation, the Chief Executive
     Officer and Primary Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                               Date: March 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                        Title                         Date

 /s/ Michael J. Jacobson         President (principal             March 21, 2003
-------------------------        executive officer)
Michael J. Jacobson

/s/ G. Brian Lloyd               Vice President, Treasurer        March 21, 2003
-------------------------        (principal accounting and
G. Brian Lloyd                   financial officer)

/s/ Ivar Siem                    Chairman                         March 21, 2003
-------------------------
Ivar Siem

 /s/ Harris A. Kaffie            Director                         March 21, 2003
-------------------------
Harris A. Kaffie

/s/ Michael S. Chadwick          Director                         March 21, 2003
-------------------------
Michael S. Chadwick

/s/ Robert D. Wagner, Jr.        Director                         March 21, 2003
-------------------------
Robert D. Wagner, Jr.

/s/ James M. Trimble             Director                         March 21, 2003
-------------------------
James M. Trimble

CERTIFICATION BY MICHAEL J. JACOBSON PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, Michael J. Jacobson, certify that:

I have reviewed this annual report on Form 10-KSB of Blue Dolphin Energy Company (the "Registrant").

1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report

2. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

3. The Registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The Registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrants auditors and the audit committee of Registrants board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

5. The Registrants other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.



Date:  March 21, 2003

 /s/ Michael J. Jacobson
------------------------
Michael J. Jacobson
President and Chief Executive Officer

CERTIFICATION BY G. BRIAN LLOYD PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, G. Brian Lloyd, certify that:

I have reviewed this annual report on Form 10-KSB of Blue Dolphin Energy Company (the "Registrant")

1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

3. The Registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The Registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrants auditors and the audit committee of Registrants board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

5. The Registrants other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  March 21, 2003

 /s/ G. Brian Lloyd
-------------------
G. Brian Lloyd
Vice President, Treasurer (Principal Accounting Officer)