Form 10QSB
period 2003-03-31
BLUE DOLPHIN ENERGY CO
filed 2003-05-15
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:      March 31, 2003

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

         Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

6,635,150 shares of the registrants' common stock, par value $.01 per share, were outstanding at May 12, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 March 31, 2003
                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

                                 March 31, 2003


                                     ASSETS

Current assets:

   Cash and cash equivalents                                       $  4,182,202

   Accounts receivable                                                  509,914

   Prepaid expenses and other assets                                    252,254
                                                                   ------------
                         TOTAL CURRENT ASSETS                         4,944,370

Property and Equipment at cost:
    Oil and Gas properties, including $107,571

           of unproved leasehold cost  (full-cost method)            21,920,318
   Pipelines                                                          4,717,697
   Onshore separation and handling facilities                         1,664,128

   Land                                                                 860,275

   Other property and equipment                                         278,402
                                                                   ------------
                                                                     29,440,820
  Less:  Accumulated depletion, depreciation and amortization        23,428,772
                                                                   ------------

                                                                      6,012,048


Deferred federal income tax                                             244,444

Investment in New Avoca                                                 610,714

Other assets                                                             15,415
                                                                   ------------

                         TOTAL ASSETS                              $ 11,826,991
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Trade accounts payable                                          $    396,839

   Asset retirement obligations, current portion                      2,475,528

   Accrued expenses and other liabilities                                85,702
                                                                   ------------
                         TOTAL CURRENT LIABILITIES
                                                                      2,958,069


Note payable                                                            750,000

Asset retirement obligations, net of current portion                  2,730,350

Common Stock, ($.01 par value, 10,000,000 shares authorized,
 6,635,150 shares issued and outstanding)                                66,352

Additional Paid-in Capital                                           26,258,535

Accumulated Deficit                                                 (20,936,315)
                                                                   ------------

                                                                      5,388,572
                         TOTAL LIABILITES AND

                         STOCKHOLDERS' EQUITY                      $ 11,826,991
                                                                   ============

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                                  Three Months
                                                                                 Ended March 31,
                                                                               2003           2002
                                                                            -----------    -----------
Revenue from operations:

   Pipeline operations                                                      $   246,668    $   329,297
   Oil and gas sales                                                             74,306        578,269
                                                                            -----------    -----------
                                                                                320,974        907,566
                                                                            -----------    -----------
Cost of operations:

    Pipeline operating expenses                                                 193,394        144,716
    Lease operating expenses                                                     12,060        217,647
    Depletion, depreciation, amortization and abandonment                        89,048        289,567
    Impairment of assets                                                           --          339,984
    General and administrative                                                  482,706        584,615
    Accretion expense                                                            21,729           --
                                                                            -----------    -----------
                                                                                798,937      1,576,529
                                                                            -----------    -----------

                     LOSS FROM OPERATIONS                                      (477,963)      (668,963)

Other income (expense):

    Interest and other expense                                                  (12,692)       (15,792)
    Interest and other income                                                   134,600         14,590
    Bad debt expense                                                               --         (197,500)
                                                                            -----------    -----------

                    LOSS BEFORE MINORITY INTEREST AND INCOME TAXES             (356,055)      (867,665)

Minority interest                                                                  --          (55,746)
Income taxes                                                                       --             --
                                                                            -----------    -----------


                   LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
                      IN ACCOUNTING PRINCIPLE                                  (356,055)      (923,411)

Cumulative effect of a change in accounting principle
    for asset retirement obligations                                            (40,455)          --
                                                                            -----------    -----------

Net loss                                                                    $  (396,510)   $  (923,411)
                                                                            ===========    ===========
Loss per common share before cumulative effect of a change in
   accounting principle - basic and diluted                                 $     (0.05)   $     (0.15)
                                                                            ===========    ===========
Cumulative effect of a change in accounting principle - basic and diluted   $     (0.01)   $      --
                                                                            ===========    ===========
Loss per common share - basic and diluted                                   $     (0.06)   $     (0.15)
                                                                            ===========    ===========
Weighted average number of common shares outstanding - basic and diluted      6,611,982      6,213,324
                                                                            ===========    ===========

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                     2003           2002
                                                                                  -----------    -----------
OPERATING ACTIVITIES
    Net loss                                                                      $  (396,510)   $  (923,411)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depletion, depreciation, amortization, abandonment                          89,048        289,567
           Change in accounting principle                                              40,455           --
           Accretion of asset retirement obligations                                   21,729           --
           Minority interest                                                             --           55,746
           Impairment of assets                                                          --          339,984
           Bad debt expense                                                              --          197,500
           Common stock issued for services                                            19,722         12,002
           Changes in operating assets and liabilities:
                Accounts receivable                                                     5,378            421
                Prepaid expenses and other assets                                      41,938       (114,286)
                Abandonment costs incurred                                            (64,472)          --
                Trade accounts payable and accrued expenses                            50,044       (160,823)
                                                                                  -----------    -----------
                     NET CASH USED IN
                     OPERATING ACTIVITIES                                            (192,668)      (303,300)
                                                                                  -----------    -----------
INVESTING ACTIVITIES
    Purchases of property and equipment                                                (5,721)      (103,979)
    Exploration and development costs                                                    --         (331,313)
    Purchase of minority interest from subsidiary                                        --         (254,786)
    Development costs - New Avoca                                                     (25,085)        (4,302)
                                                                                  -----------    -----------
                         NET CASH USED IN  INVESTING ACTIVITIES                       (30,806)      (694,380)
                                                                                  -----------    -----------


FINANCING ACTIVITIES                                                                     --             --

                                                                                  -----------    -----------
                         DECREASE IN CASH AND CASH EQUIVALENTS                       (223,474)      (997,680)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,405,676      3,343,560
                                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 4,182,202      2,345,880
                                                                                  ===========    ===========
NON CASH INVESTING AND FINANCING ACTIVITIES:

    Purchases of property and equipment financed with debt                        $      --      $   750,000
                                                                                  ===========    ===========

See accompanying notes to the condensed consolidated financial statements

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 2003

1. Liquidity

At March 31, 2003, the Company's working capital was approximately $2.0 million. During the third and fourth quarters of 2002, the Company received approximately $5.0 million from the sale of proved oil and gas properties from two separate transactions. As a result, the Company believes that it has sufficient cash to meet its working capital and capital expenditure requirements through March 2004. Historically, the Company has relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain its operations.

2. Related Party Transactions

The Company currently owns a 12.8% common stock ownership interest in Drillmar, Inc. ("Drillmar"). Ivar Siem, Chairman of the Company, and Harris A. Kaffie and James M. Trimble, Directors of the Company, are owners of 30.3%, 30.6% and 6.6%, respectively, of Drillmar's common stock. Messrs. Siem and Kaffie are both Directors, and Mr. Siem is Chairman and President of Drillmar.

Effective April 1, 2003, the Company entered into a sublease agreement expiring December 31, 2006 for certain of its office space with Tri-Union Development Corporation. The Company's 2003 receipts from this sublease will be approximately $55,600, and thereafter will be approximately $78,500 annually.
Mr. James M. Trimble, Director of the Company, is the Chairman and Chief Executive Officer of Tri-Union.

3. Contingencies

During the operations of removing the Buccaneer Field platform complexes in 2001, discussions were initiated with the Texas Parks and Wildlife Department ("TPW") in an effort to leave certain of the underwater portions of the platform complexes in place as artificial reefs. On January 3, 2003, the Company and TPW executed deeds of donation for both of the Company's platform complexes in the Buccaneer Field, whereby the Company will leave certain of the underwater portions of the platforms in place as artificial reefs and donate them to the TPW, along with cash of $390,000, of which $350,000 represents half of the site clearance work that will be eliminated (which the TPW required) and $40,000 represents the cost of buoys to mark the reef sites. The Company requested and has received an extension from the United States Minerals Management Service ("MMS") until August 31, 2003 to complete the abandonment/reefing operations. The work to complete the abandonment/reefing is expected to begin in late second quarter or early third quarter 2003. The Company believes that its provision for the Buccaneer Field abandonment costs of approximately $3.7 million at March 31, 2003 is adequate.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2003

4. Change in Accounting Principle

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

SFAS 143 amended Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies ("SFAS 19") to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset. Under the provisions of SFAS 19, asset retirement obligations were recognized using a cost-accumulation approach. Prior to the adoption of SFAS 143, the Company recorded asset retirement obligations through the unit-of-production method for oil and gas properties, and the straight line method for pipelines and related facilities.

The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $1.0 million increase in the carrying values of pipelines, (ii) a $ .4 million decrease in accumulated depreciation, depletion, and amortization of property, plant and equipment, and (iii) a $1.4 million increase in non-current abandonment liabilities. The net impact of items (i) through (iii) was to record an expense of $40 thousand, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statement of operations upon adoption on January 1, 2003.

The following pro forma data summarizes the Company's net loss and net loss per share as if the Company had adopted the provisions of SFAS 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $1.0 million:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2003

                                                        Three  months ended
                                                            March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
                                                     (in thousands, except
                                                       per share amounts)

Net loss, as reported ......................       $       (397)   $       (923)
Pro forma adjustments to reflect retroactive
adoption of SFAS 143 .......................                 41               4
                                                   ------------    ------------

Pro forma net loss .........................       $       (356)   $       (919)
                                                   ============    ============


Net loss per share:
   Basic - as reported .....................       $       (.06)   $       (.15)
                                                   ============    ============
   Basic - pro forma .......................       $       (.05)   $       (.15)
                                                   ============    ============
   Diluted - as reported ...................       $       (.06)   $       (.15)
                                                   ============    ============
   Diluted- pro forma ......................       $       (.05)   $       (.15)
                                                   ============    ============


5.       Asset Retirement Obligations

The Company has asset retirement obligations associated with its Buccaneer Field offshore platforms and the future abandonment of pipelines and related facilities. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months ended March 31, 2003 and in accordance with the provisions of SFAS 19 during the three months ended March 31, 2002.

                                                          Three months ended
                                                              March 31,
                                                      --------------------------
                                                         2003           2002
                                                           (in thousands)

 Beginning asset retirement obligation                $     3,800    $     4,600
 Cumulative effect adjustment ........                        401           --
 Liabilities incurred during period ..                      1,047           --
 Liabilities settled during period ...                        (64)          --
 Accretion expense ...................                         22           --
                                                      -----------    -----------

Ending asset retirement obligation ...                $     5,206    $     4,600
                                                      ===========    ===========

6. Earnings Per Share

The Company applies the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the presentation of basic earnings per share ("EPS") which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2003


The employee stock options at March 31, 2003 and 2002, were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share on the loss before the cumulative effect of a change in accounting principle.

7. Business Segment Information

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. There were no intersegment revenues during the periods presented. Information concerning these segments for the quarters ended March 31, 2003 and 2002, and at March 31, 2003 are as follows:

                                                                                                 Depletion,
                                                                                                 Depreciation,
                                                                              Operating          Amortization,
                                                                                Income         Abandonment, and
                                                         Revenues (3)          (Loss)(1)        Impairment (2)
                                                       ----------------    ----------------    ----------------
Quarter ended March 31, 2003:
      Oil and gas exploration and production           $         74,306             (12,864)               --
      Pipeline operations                                       246,668            (301,772)             83,977
      Other                                                        --              (163,327)              5,071
                                                       ----------------    ----------------    ----------------
      Consolidated                                              320,974            (477,963)             89,048
      Other income, net                                ----------------             121,908    ----------------
                                                                           ----------------
      Loss before minority interest and income taxes                               (356,055)

Quarter ended March 31, 2002:
      Oil and gas exploration and production           $        578,269             (44,601)            232,433
      Pipeline operations                                       329,297              34,408              51,778
      Other                                                        --              (658,770)            345,340
                                                       ----------------    ----------------    ----------------
      Consolidated                                              907,566            (668,963)            629,551
      Other income, net                                ----------------            (198,702)   ----------------
                                                                           ----------------
      Loss before minority interest and income taxes                               (867,665)


                                                        March 31,
                                                          2003
                                                       -----------
          Identifiable assets:
              Oil and gas exploration and production   $   636,496
              Pipeline operations                        6,372,193
              Other                                      4,818,302
                                                       -----------
                  Consolidated                         $11,826,991
                                                       ===========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2003


         (1) Consolidated income (loss) from operations includes $158,256 and $313,431 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $5,071 and $5,356 for the quarters ended March 31, 2003 and 2002, respectively.

         (2) The Company recorded an impairment expense of $339,984 for the quarter ended March 31, 2002, of its investment in Drillmar.

8. Stock Based Compensation

The Company accounts for stock-based compensation granted under its long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net loss of the Company in the three months ended March 31, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                         Three months ended
                                                             March 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
                                                       (in thousands, except
                                                         per share amounts)


Net loss, as reported .............................. $      (397)   $      (923)
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects        --              123
                                                     -----------    -----------

Pro forma net loss ................................. $      (397)   $    (1,046)
                                                     ===========    ===========

Net loss per share:
   Basic - as reported ............................. $      (.06)   $      (.15)
                                                     ===========    ===========
   Basic - pro forma ............................... $      (.06)   $      (.17)
                                                     ===========    ===========
   Diluted - as reported ........................... $      (.06)   $      (.15)
                                                     ===========    ===========
   Diluted - pro forma ............................. $      (.06)   $      (.17)
                                                     ===========    ===========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2003


9. Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after June 15, 2003. The Company is in the process of assessing the impact that FIN 46 will have on its consolidated financial statements.

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

Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption "Risk Factors" in the Company's Form 10-KSB for the fiscal year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the additional factors which may affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

LIQUIDITY AND CAPITAL RESOURCES

The Company's future cash flows are subject to a number of variables, including receipt of revenues from leases in which the Company holds reversionary interests, utilization of its pipeline systems and commodity prices among others. The Company believes that it has sufficient liquidity at March 31, 2003 to meet its obligations and operating needs through the twelve month period ending March 31, 2004. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of expenditures. The net cash provided by or used in operating, investing and financing activities is summarized for the periods indicated below (amounts in thousands):

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2003             2002
                                                   ------------    ------------
     Net cash used in:
           Operating activities                    $       (192)   $       (303)
           Investing activities                             (31)           (695)
           Financing activities                            --              --
                                                   ------------    ------------
     Net decrease in cash                          $       (223)   $       (998)
                                                   ============    ============

During 2002, the Company sold substantially all of its interests in its oil and gas properties for approximately $5.0 million. The properties sold generated all of the Company's oil and gas sales revenues in 2002. As a result of the sale of the Company's proved oil and gas properties, the amount of future oil and gas sales revenues, lease operating expenses, depletion and capital expenditures associated with oil and gas production activities are expected to materially decrease and any subsequent changes will be dependent upon the success of the Company's exploratory properties, reversionary working interests and future acquisitions of oil and gas properties.

The Company owns an 8.9% reversionary working interest in High Island Area Block A-7, in the Gulf of Mexico, and will begin to receive revenues from its reversionary interest after "payout" occurs. Payout occurs after all of the other working interest owners have recovered their costs and expenses associated with developing the field from sales of gas and oil production from the field. Based on payout statements provided by the field operator, the Company believes that payout occurred at the end of April 2003, thus the Company expects to begin receiving oil and gas sales revenues and lease operating expense from this field in the quarter ending June 30, 2003.

Historically, the Company has relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain its operations. At March 31, 2003, the Company's working capital was approximately $2.0 million. During the third and fourth quarters of 2002, the Company received approximately $5.0 million from the sale of substantially all of its proved oil and gas properties. In addition to using the sales proceeds to satisfy its working capital needs, the Company may also use the sales proceeds to finance future asset acquisitions, which may include other oil and gas properties. However, there can be no assurance that the Company will be able to acquire and develop additional economically recoverable oil and gas reserves.

The following table summarizes certain of the Company's contractual obligations and other commercial commitments at March 31, 2003 (amounts in thousands).


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued


                             Payments Due by Period
   Contractual                       Less than                                   After
   Obligations           Total         1 year      2-3 years     4-5 years      5 years
   -----------        -----------   -----------   -----------   -----------   -----------
Long-Term Debt        $       803          --            --             803          --
Operating Leases              458           136           237            85
Abandonment - Costs         2,700         1,440         1,260          --            --
                      -----------   -----------   -----------   -----------   -----------
Total Contractual
Obligations           $     3,961         1,576         1,497           888          --
                      ===========   ===========   ===========   ===========   ===========


                   Amount of Commitment Expiration Per Period
  Other Commercial                   Less than                                   After
    Commitments          Total         1 year      2-3 years     4-5 years      5 years
    -----------       -----------   -----------   -----------   -----------   -----------


Abandonment - Costs   $     2,506         1,036          --            --           1,470
                      -----------   -----------   -----------   -----------   -----------
Total Commercial
Obligations           $     2,506         1,036          --            --           1,470
                      ===========   ===========   ===========   ===========   ===========


         The following table summarizes the Company's financial position for the periods indicated (amounts in thousands):

                                    March 31,                   December 31,
                                      2003                          2002
                              ---------------------        ---------------------
                               Amount         %             Amount         %
                              ---------   ---------        ---------   ---------

Working Capital               $   1,986          22        $   2,243          29
Property and equipment, net       6,012          68            4,687          60
Other noncurrent assets             871          10              845          11
                              ---------   ---------        ---------   ---------

      Total                   $   8,869         100        $   7,775         100
                              =========   =========        =========   =========

Long-term Liabilities         $   3,480          39        $   2,010          26
Stockholders' equity              5,389          61            5,765          74
                              ---------   ---------        ---------   ---------

Total                         $   8,869         100        $   7,775         100
                              =========   =========        =========   =========

         The change in the Company's financial position from December 31, 2002 to March 31, 2003, was primarily due to the adoption of SFAS No. 143 (see Note
4. Change in Accounting Principle, in Part I, Item 1.)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

In November 2000, the Company elected to abandon the Buccaneer Field due to adverse developments in the field. In August 2001, the Company reached an agreement with Tetra Applied Technologies, Inc. ("Tetra") to remove the Buccaneer Field platforms for a cost of approximately $2.6 million. Pursuant to the agreement, Tetra and the Company agreed to extended payment terms, whereby the Company will pay 20% upon completion of the reefing operations and 5% per month for twelve months, with the remaining balance due in the thirteenth month. To provide security for the extended payment terms, the Company provided Tetra with a first lien on the 50% interest it then owned in the Blue Dolphin Pipeline System. Operations to remove the platforms commenced in August 2001 and were suspended in December 2001, while the Company continued discussions with and was awaiting a decision from the Texas Parks and Wildlife Department ("TPW") to leave the underwater portion of the platforms in place as artificial reefs. Approval by the TPW was granted and Deeds of Donation executed by TPW and the Company in January 2003. While the scope of work with Tetra has changed, due to reefing rather than complete removal as originally contemplated, the contract price and payment terms remain unchanged. The Company requested and has received an extension from the Minerals Management Service until August 31, 2003 to complete operations needed to convert the platform complexes into artificial reefs. Tetra is expected to resume its operations during late second or early third quarter 2003. The Company is also obligated to pay $390,000 to TPW, of which $350,000 represents half of the site clearance work that will be eliminated (which the TPW required) and $40,000 represents the cost of buoys to mark the reef sites. The Company believes that its provision for the Buccaneer Field abandonment costs, of approximately $3.7 million at March 31, 2003, is adequate.

In February 2002, the Company acquired an additional 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC. Pursuant to the terms of the purchase and sales agreement, Blue Dolphin Pipeline issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. The note bears interest at the rate of 6% per annum and is secured by the interest acquired. Additionally, contingent payments of up to $750,000 will be made, if the promissory note is retired before its maturity date, payable annually after the promissory note is retired until December 31, 2006, out of 50% of the net revenues from the interest acquired. The maturity date, December 31, 2006, will be extended by one additional year, up to a maximum of two years, for years in which non-recurring, extraordinary expenditures, attributable to the interest acquired, exceeds $200,000, in the aggregate, during any year. As of March 31, 2003, the amount owed MCNIC is $750,000 plus accrued interest of approximately $53,000.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued


RESULTS OF OPERATIONS
---------------------

The Company reported a net loss for the three months ended March 31, 2003, ("current period") of $396,510, compared to a net loss of $923,411 reported for the three months ended March 31, 2002 ("previous period").

Revenues:

Current period revenues from pipeline operations decreased by $82,629 or 25% from the previous period to $246,668. The decrease is primarily due to a 36% decrease in throughput on the Blue Dolphin Pipeline System in the current period, partially offset by a 205% increase in throughput on the GA 350 system.

Current period revenues from oil and gas sales decreased by $503,963, from those of the previous period to 74,306. The decrease was due to the sale of the Company's oil and gas properties in the second half of 2002. The properties sold represented all of the Company's previous period oil and gas sales. Current period oil and gas sales represent adjustments for periods prior to the sale of the oil and gas properties.

Costs and Expenses:

Current period pipeline operating expense increased by $48,678 or 34% from the previous period to $193,394. The increase was due to increased insurance costs of approximately $57,000 and legal costs of approximately $21,000, offset in part by lower repairs and maintenance and other expenses of approximately $29,000.

Current period lease operating expense decreased by $205,587 from the previous period to $12,060. The decrease was due to the sale of the Company's oil and gas properties in the second half of 2002. The properties sold represented all of the Company's previous period lease operating expenses. Current period lease operating expenses represent adjustments for periods prior to the sale of the oil and gas properties.

Current period depletion, depreciation and amortization decreased $200,519 from the previous period to $89,048. In the previous period the Company recorded depletion of approximately $230,000 associated with the oil and gas properties sold in the second half of 2002, offset in part by increased pipeline depreciation expense of approximately $30,000.

In the previous period, the Company elected to record a full impairment of its investment in Drillmar of $339,984 and a full reserve for the accounts receivable amount owed from Drillmar of $197,500 due to Drillmar's working capital deficiency and delays in securing capital funding.

General and administrative expenses for the current period decreased $101,909 from the previous period to $482,706. The decrease is primarily due to a reduction in personnel and related costs.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued


In the current period, the company recorded accretion expense of $21,729 as a result of its adoption of SFAS No. 143, which reflects the increase in future asset retirement obligations.

Interest and other income increased in the current period by $120,010 from the previous period. The increase is due to consulting services provided by the Company in the current period associated with the evaluation of oil and gas properties of approximately $72,000, and the refund of prepaid costs associated with the oil and gas properties sold effective October 2002 that were in excess of actual costs incurred.

The Company recorded a cumulative effect adjustment at January 1, 2003 of a change in accounting principle for asset retirement obligations of $40,455, as a result of the Company adopting SFAS No. 143 (see Note 4. Change of Accounting Principle in Part I, Item I).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates as discussed below.

Commodity Price Risk- During the three months ended March 31, 2003, the Company did not sell any natural gas, crude oil, and natural gas liquids. Accordingly, during this period the Company did not have any exposure to fluctuations in commodity prices. However, the Company expects to receive production attributable to its interest in the High Island Area Block A-7 field, and it expects to sell natural gas and crude oil from its interest beginning in the second quarter 2003. Thus, the Company's financial results can be significantly affected if commodity prices fluctuate widely in response to changing market forces. The Company does not expect to use derivative products to manage commodity price risk.

Interest Rate Risk- The Company currently has no short-term or long-term debt with floating interest rates, and thus currently is not subject to risk of interest rate changes.

ITEM 4.   DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Primary Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14 (c) under the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Primary Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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


ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

         A)       Exhibits

         99.1     Michael  J.  Jacobson  Certification  Pursuant  to  18  U.S.C.
                  Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         B)       Reports on Form 8-K

                  On March 27, 2003, the Company filed a current report on Form 8-K dated March 25 2003, reporting a non-binding letter of intent to sell the assets of New Avoca Gas Storage, LLC to Gotham Energy Partners, LLC. The item in such current report was Item 5 (Other Events).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By: BLUE DOLPHIN ENERGY COMPANY



Date:    May 14, 2003               /s/ Michael J. Jacobson
                                    --------------------------------------------
                                    Michael J. Jacobson
                                    President and Chief Executive Officer



                                    /s/ G. Brian Lloyd
                                    --------------------------------------------
                                    G. Brian Lloyd
                                    Vice President, Treasurer
                                    (Principal Accounting and Financial Officer)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


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

Date:  May 14, 2003

/s/ Michael J. Jacobson
-----------------------
Michael J. Jacobson
President and Chief Executive Officer

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


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


Date:  May 14, 2003

/s/ G. Brian Lloyd
------------------
G. Brian Lloyd
Vice President, Treasurer
(Principal Accounting and Financial Officer)