Form 10QSB
period 2003-06-30
BLUE DOLPHIN ENERGY CO
filed 2003-08-14
CIK 793306

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     June 30, 2003

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

6,649,190 shares of the registrants' common stock, par value $.01 per share, were outstanding at August 14, 2003.

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

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Certain prior-period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2003 presentation. These reclassifications had no effect on the Company's net loss.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

                                 JUNE 30, 2003

                                     ASSETS

Current assets:

   Cash and cash equivalents                                       $  3,842,871

   Accounts receivable                                                1,143,318

   Prepaid expenses and other assets                                    100,124
                                                                   ------------
                         TOTAL CURRENT ASSETS                         5,086,313

Property and Equipment at cost:
    Oil and Gas properties, including $109,018
      of unproved leasehold cost  (full-cost method)                 22,121,519
   Pipelines                                                          4,545,212
   Onshore separation and handling facilities                         1,664,128

   Land                                                                 860,275

   Other property and equipment                                         278,402
                                                                   ------------
                                                                     29,469,536
  Less:  Accumulated depletion, depreciation and amortization        23,528,193
                                                                   ------------

                                                                      5,941,343


Deferred federal income tax                                             244,444

Investment in New Avoca                                                 632,214

Other assets                                                             17,096
                                                                   ------------

                         TOTAL ASSETS                              $ 11,921,410
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Trade accounts payable                                          $    325,388

   Asset retirement obligations, current portion                      2,592,981

   Accrued expenses and other liabilities                               104,600
                                                                   ------------
                         TOTAL CURRENT LIABILITIES
                                                                      3,022,969


Note payable                                                            750,000

Asset retirement obligations, net of current portion                  2,289,294

Common Stock, ($.01 par value, 10,000,000 shares authorized,
   6,649,190 shares issued and outstanding)                              66,492

Additional Paid-in Capital                                           26,258,394

Accumulated Deficit                                                 (20,465,739)
                                                                   ------------

                                                                      5,859,147
                         TOTAL LIABILITES AND

                         STOCKHOLDERS' EQUITY                      $ 11,921,410
                                                                   ============




See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                    Three Months
                                                                   Ended June 30,
                                                                2003           2002
                                                            -----------    -----------
Revenue from operations:

   Pipeline operations                                      $   256,931    $   357,456

   Oil and gas sales                                            745,011        689,482
                                                            -----------    -----------

                                                              1,001,942      1,046,938
                                                            -----------    -----------

Cost of operations:

    Pipeline operating expenses                                 274,425        142,719

    Lease operating expenses                                     18,218        175,212

    Depletion, depreciation, amortization and abandonment        99,421        263,190

    General and administrative                                  394,617        791,540

    Accretion expense                                            19,167           --
                                                            -----------    -----------

                                                                805,848      1,372,661
                                                            -----------    -----------


                    INCOME (LOSS) FROM OPERATIONS               196,094       (325,723)

Other income (expense):

    Interest and other expense                                  (30,606)      (105,923)

    Interest and other income                                   305,088         42,058
                                                            -----------    -----------


                    INCOME (LOSS) BEFORE INCOME TAXES           470,576       (389,588)


Income taxes                                                       --             --
                                                            -----------    -----------


Net income (loss)                                           $   470,576    $  (389,588)
                                                            ===========    ===========

Income (loss) per common share
  - basic                                                   $      0.07    $     (0.06)
                                                            ===========    ===========
  - diluted                                                 $      0.07    $     (0.06)
                                                            ===========    ===========
Weighted average number of common shares outstanding
   - basic                                                    6,637,163      6,371,845
                                                            ===========    ===========
   - diluted                                                  6,793,779      6,371,845
                                                            ===========    ===========




See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                          Six Months
                                                                        Ended June 30,
                                                                      2003           2002
                                                                  -----------    -----------
Revenue from operations:

   Pipeline operations                                            $   503,599    $   686,753
   Oil and gas sales                                                  819,317      1,267,751
                                                                  -----------    -----------
                                                                    1,322,916      1,954,504
                                                                  -----------    -----------
Cost of operations:

    Pipeline operating expenses                                       467,819        287,435
    Lease operating expenses                                           30,278        392,859
    Depletion, depreciation, amortization and abandonment             188,469        552,757
    Impairment of assets                                                 --          339,984
    General and administrative                                        877,323      1,376,155
    Accretion expense                                                  40,896           --
                                                                  -----------    -----------
                                                                    1,604,785      2,949,190
                                                                  -----------    -----------


             LOSS FROM OPERATIONS                                    (281,869)      (994,686)

Other income (expense):
    Interest and other expense                                        (43,298)      (121,715)
    Interest and other income                                         439,688          6,648
    Bad debt expense                                                     --         (197,500)
                                                                  -----------    -----------

             INCOME (LOSS) BEFORE MINORITY INTEREST
                AND INCOME TAXES                                      114,521     (1,257,253)

Minority interest                                                        --          (55,746)
Income taxes                                                             --             --
                                                                  -----------    -----------


             INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE
                IN ACCOUNTING PRINCIPLE                               114,521     (1,312,999)

Cumulative effect of a change in accounting principle
    for asset retirement obligations                                  (40,455)          --
                                                                  -----------    -----------


Net income (loss)                                                 $    74,066    $(1,312,999)
                                                                  ===========    ===========

Income (loss) per common share - basic
        Income (loss) before accounting change                    $      0.02    $     (0.21)
                                                                  ===========    ===========
       Cumulative effect of a change in accounting principle      $     (0.01)   $      --
                                                                  ===========    ===========
       Net income (loss)                                          $      0.01    $     (0.21)
                                                                  ===========    ===========

Income (loss) per common share - diluted
       Income (loss) before accounting change                     $      0.02    $     (0.21)
                                                                  ===========    ===========
      Cumulative effect of a change in accounting principle       $     (0.01)   $      --
                                                                  ===========    ===========
      Net income (loss)                                           $      0.01    $     (0.21)
                                                                  ===========    ===========
Weighted average number of common shares outstanding
      - basic                                                       6,624,642      6,293,022
                                                                  ===========    ===========
      - diluted                                                     6,740,267      6,293,022
                                                                  ===========    ===========


See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                              Six Months
                                                                            Ended June 30,
                                                                          2003           2002
                                                                      -----------    -----------
OPERATING ACTIVITIES

    Net income (loss)                                                 $    74,066    $(1,312,999)
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities:

               Depletion, depreciation, amortization, abandonment         188,469        552,757
               Gain from change in estimate of abandonment costs         (278,653)          --
               Change in accounting principle                              40,455           --
               Accretion of asset retirement obligations                   40,896           --
               Minority interest                                             --           55,746
               Impairment of assets                                          --          339,984
               Bad debt expense                                              --          197,500
               Common stock issued for services                            19,722         12,004
               Changes in operating assets and liabilities:
                    Accounts receivable                                  (628,026)      (132,686)
                    Prepaid expenses and other assets                     194,067        (94,336)
                    Abandonment costs incurred                           (126,766)          --
                    Trade accounts payable and accrued expenses            (2,509)    (1,380,809)
                                                                      -----------    -----------
                             NET CASH USED IN OPERATING ACTIVITIES       (478,279)    (1,762,839)
                                                                      -----------    -----------
INVESTING ACTIVITIES

    Purchases of property and equipment, and other assets                 (11,152)          --

    Exploration and development costs                                     (26,789)      (604,461)
    Purchase of minority interest from subsidiary                            --         (253,786)
    Development costs - New Avoca                                         (46,585)        (1,615)
                                                                      -----------    -----------

                             NET CASH USED IN  INVESTING ACTIVITIES       (84,526)      (859,862)
                                                                      -----------    -----------


FINANCING ACTIVITIES                                                         --             --


                                                                      -----------    -----------
                             DECREASE IN CASH AND CASH EQUIVALENTS       (562,805)    (2,622,701)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        4,405,676      3,343,560
                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 3,842,871        720,859
                                                                      ===========    ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:

    Purchases of property and equipment financed with debt            $      --      $   750,000
                                                                      ===========    ===========



See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 2003

1. Liquidity

At June 30, 2003, the Company's working capital was approximately $2.1 million. During the third and fourth quarters of 2002, the Company received approximately $5.0 million from the sale of proved oil and gas properties from two separate transactions. Additionally, the Company began to receive payments from its working interest in the High Island Block A-7 field which provided revenues net of operating expenses and capital expenditures of approximately $709,000 during the six months ended June 30, 2003. As a result, the Company believes that it has sufficient capital to meet its obligations and operating needs through the twelve month period ending June 2004. Historically, the Company has relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain its operations.

2. Related Party Transactions

The Company currently owns a 12.8% common stock ownership interest in Drillmar, Inc. ("Drillmar"). However, if Drillmar's convertible notes are converted, the Company's ownership will be less than 1%. Ivar Siem, Chairman of the Company, and Harris A. Kaffie and James M. Trimble, Directors of the Company, are owners of 30.3%, 30.6% and 6.6%, respectively, of Drillmar's common stock. Messrs. Siem and Kaffie are both Directors, and Mr. Siem is Chairman and President of Drillmar.

Effective April 1, 2003, the Company entered into a sublease agreement expiring December 31, 2006 for certain of its office space with Tri-Union Development Corporation. The Company's 2003 receipts from this sublease will be approximately $55,600, and thereafter will be approximately $78,500 annually, which represents the Company's actual rental cost for the subleased space. Mr. James M. Trimble, a Director of the Company, is the Chairman and Chief Executive Officer of Tri-Union.

3. Change in Accounting Principle

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                  JUNE 30, 2003


SFAS 143 amended Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19") to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset. Under the provisions of SFAS 19, asset retirement obligations were recognized using a cost-accumulation approach. Prior to the adoption of SFAS 143, the Company recorded asset retirement obligations through the unit-of-production method for oil and gas properties, and the straight line method for pipelines and related facilities.

The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $1.0 million increase in the carrying value of pipelines, (ii) a $0 .4 million decrease in accumulated depreciation, depletion, and amortization of property, plant and equipment, and (iii) a $1.4 million increase in non-current abandonment liabilities. The net impact of items (i) through (iii) was to record an expense of $40 thousand, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statement of operations upon adoption on January 1, 2003.

The following pro forma data summarizes the Company's net income (loss) and net income (loss) per share as if the Company had adopted the provisions of SFAS 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $1.0 million:

                                                   Three  months ended             Six months ended
                                                         June 30,                      June 30,
                                               ---------------------------    ---------------------------
                                                   2003           2002            2003           2002
                                               ------------   ------------    ------------   ------------
                                                  (in thousands, except          (in thousands, except
                                                    per share amounts)             per share amounts)

Net income (loss), as reported .............   $        471   $       (390)   $         74  $      (1,313)
Pro forma adjustments to reflect retroactive
adoption of SFAS 143 .......................           --              (15)           --              (10)
                                               ------------   ------------    ------------   ------------
Pro forma net income (loss) ................   $        471   $       (405)   $         74  $      (1,323)
                                               ============   ============    ============   ============


Net income (loss) per share:
   Basic - as reported .....................   $        .07   $       (.06)   $        .01      $    (.21)
                                               ============   ============    ============   ============
   Basic - pro forma .......................   $        .07   $       (.06)   $        .01      $    (.21)
                                               ============   ============    ============   ============
   Diluted - as reported ...................   $        .07   $       (.06)   $        .01      $    (.21)
                                               ============   ============    ============   ============
   Diluted - pro forma .....................   $        .07   $       (.06)   $        .01      $    (.21)
                                               ============   ============    ============   ============


4. Asset Retirement Obligations

The Company has asset retirement obligations associated with its Buccaneer Field offshore platforms, the future abandonment of pipelines and related facilities and an offshore oil and gas property. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months and six months ended June 30, 2003, and in accordance with the provisions of SFAS 19 during the three months and six months ended June 30, 2002.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                  JUNE 30, 2003


                                                Three months ended    Six months ended
                                                     June 30,            June 30,
                                                -------    -------   -------    -------
                                                 2003       2002      2003       2002
                                                  (in thousands)       (in thousands)

 Beginning asset retirement obligations ......   $ 5,206    $ 4,600   $ 3,800    $ 4,600
 Cumulative effect adjustment ................      --         --         401       --
 Liabilities incurred during period ..........        (2)      --       1,045       --
 Liabilities settled during period ...........       (62)      --        (126)      --
 Gain from adjustment to estimated obligations      (279)      --        (279)      --
 Accretion expense ...........................        19       --          41       --
                                                 -------    -------   -------    -------

Ending asset retirement obligation ...........   $ 4,882    $ 4,600   $ 4,882    $ 4,600
                                                 =======    =======   =======    =======


During the operations to remove the Buccaneer Field platform complexes in 2001, discussions were initiated with the Texas Parks and Wildlife Department ("TPW") in an effort to leave certain of the underwater portions of the platform complexes in place as artificial reefs. On January 3, 2003, the Company and TPW executed deeds of donation for both of the Company's platform complexes in the Buccaneer Field, whereby the Company will leave certain portions of the platforms in place as artificial reefs and donate them to the TPW, along with cash of $390,000, of which $350,000 represents half of the cost for the site clearance work that will be eliminated (which payment the TPW required) and $40,000 represents the cost of buoys to mark the reef sites. The Company requested and has received an extension from the United States Minerals Management Service ("MMS") until August 31, 2003 to complete the abandonment/reefing operations. The work to complete the abandonment/reefing began in July 2003 and is expected to be completed by August 31, 2003. As a result of the progress of current operations, the Company has lowered its provision for the Buccaneer Field abandonment costs resulting in a gain of approximately $280,000 at June 30, 2003. The Company believes that its provision for the Buccaneer Field abandonment costs of approximately $3.4 million at June 30, 2003 is adequate.

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


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                  JUNE 30, 2003

                                                             Weighted-
                                                          Average Number
                                                         of Common Shares
                                                            Outstanding
                                                           and Potential        Per
                                           Net Income        Dilutive          Share
                                             (Loss)        Common Shares       Amount
                                          -------------    -------------   -------------
Six Months ended June 30, 2003
      Basic earnings per share            $      74,066        6,624,642   $        0.01
      Effect of dilutive stock options                           115,625
                                          -------------    -------------   -------------
      Diluted earnings per share          $      74,066        6,740,267   $        0.01
                                          =============    =============   =============

Six Months ended June 30, 2002
       Basic and diluted loss per share   $  (1,312,999)       6,293,022   $       (0.21)
                                          =============    =============   =============

Quarter ended June 30, 2003
      Basic earnings per share                  470,576        6,637,163   $        0.07
      Effect of dilutive stock options                           156,616
                                          -------------    -------------   -------------
      Diluted earnings per share          $     470,576        6,793,779   $        0.07
                                          =============    =============   =============

Quarter ended June 30, 2002
       Basic and diluted loss per share   $    (389,588)       6,371,845   $       (0.06)
                                          =============    =============   =============


The employee stock options at June 30, 2002, were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share on the loss before the cumulative effect of a change in accounting principle.

6. Business Segment Information

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. There were no intersegment revenues during the periods presented. Information concerning these segments for the six months and quarters ended June 30, 2003 and 2002, and at June 30, 2003 are as follows:



                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                  JUNE 30, 2003


                                                                                              Depletion,
                                                                                             Depreciation,
                                                                                             Amortization,
                                                                             Operating       Abandonment,
                                                                              Income              and
                                                            Revenues         (Loss)(1)       Impairment (2)
                                                         --------------    --------------    --------------
Six months ended June 30, 2003:
      Oil and gas exploration and production             $      819,317           397,127            16,141
      Pipeline operations                                       503,599          (394,077)          162,206
      Other                                                        --            (284,919)           10,122
                                                         --------------    --------------    --------------
      Consolidated                                            1,322,916          (281,869)          188,469
      Other income, net                                            --             396,390              --
                                                                           --------------
      Income before minority interest and income taxes                            114,521

Six months ended June 30, 2002:
      Oil and gas exploration and production             $    1,267,751            93,103           457,534
      Pipeline operations                                       686,753           139,155            84,511
      Other                                                        --          (1,226,944)           10,712
                                                         --------------    --------------    --------------
      Consolidated                                            1,954,504          (994,686)          552,757
      Other income (loss), net                                     --            (262,567)             --
                                                                           --------------
      Loss before minority interest and income taxes                           (1,257,253)

Quarter ended June 30, 2003:
      Oil and gas exploration and production             $      745,011           409,991            16,141
      Pipeline operations                                       256,931          (114,034)           78,228
      Other                                                        --            (121,592)            5,050
                                                         --------------    --------------    --------------
Consolidated                                                  1,001,942           174,365            99,419
      Other income, net                                            --             296,211              --
                                                                           --------------
      Income before minority interest and income taxes                           470,576

Quarter ended June 30, 2002:
      Oil and gas exploration and production             $      689,482           138,541           225,101
      Pipeline operations                                       357,456           103,910            32,733
      Other                                                        --            (568,174)            5,356
                                                         --------------    --------------    --------------
      Consolidated                                            1,046,938          (325,723)          263,190
      Other income (loss), net                                     --             (63,865)             --
                                                                           --------------
      Loss before minority interest and income taxes                             (389,588)


                                                         June 30, 2003
                                                         --------------
          Identifiable assets:
              Oil and gas exploration and production     $    1,174,872
              Pipeline operations                             6,151,685
              Other                                           4,594,853
                                                         --------------
                  Consolidated                           $   11,921,410
                                                         ==============

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                  JUNE 30, 2003

         (1) Consolidated income (loss) from operations includes $274,797 and $876,249 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $10,122 and $10,712 for the six months ended June 30, 2003 and 2002, respectively.

                  Consolidated income (loss) from operations includes $116,542 and $562,818 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $5,050 and $5,356 for the quarters ended June 30, 2003 and 2002, respectively.

         (2) The Company recorded an impairment expense of $339,984 for the six months ended June 30, 2002, of its investment in Drillmar.

7. Stock Based Compensation

The Company accounts for stock-based compensation granted under its long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income (loss) of the Company in the six months and three months ended June 30, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income
(loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                           Three months ended           Six months ended
                                                                June 30,                   June 30,
                                                       -------------------------    ------------------------
                                                           2003          2002          2003          2002
                                                       -----------   -----------    ----------   -----------
                                                         (in thousands, except        (in thousands, except
                                                           per share amounts)           per share amounts)

Net income (loss), as reported .....................   $       471   $      (390)   $       74   $    (1,313)
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects           (30)         --             (30)         (123)
                                                       -----------   -----------    ----------   -----------
Pro forma net income (loss) ........................   $       441   $      (390)   $       44   $    (1,436)
                                                       ===========   ===========    ==========   ===========

Net income (loss) per share:
   Basic - as reported .............................   $       .07   $      (.06)   $      .01   $     (0.21)
                                                       ===========   ===========    ==========   ===========
   Basic - pro forma ...............................   $       .07   $      (.06)   $      .01   $     (0.21)
                                                       ===========   ===========    ==========   ===========
   Diluted - as reported ...........................   $       .07   $      (.06)   $      .01   $     (0.21)
                                                       ===========   ===========    ==========   ===========
   Diluted - pro forma .............................   $       .06   $      (.06)   $      .01   $     (0.21)
                                                       ===========   ===========    ==========   ===========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                  JUNE 30, 2003


8.  Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after June 15, 2003. The Company is in the process of assessing the impact that FIN 46 will have on its consolidated financial statements.


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity", ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe that the adoption of SFAS 150 will have a significant impact on its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's future cash flows are subject to a number of variables, including oil and gas production volumes from the High Island Block A-7 field, utilization of its pipeline systems and commodity prices among others. The Company believes that it had sufficient capital at June 30, 2003 to meet its obligations and operating needs through the twelve month period ending June 30, 2004. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of expenditures. The net cash provided by or used in operating, investing and financing activities is summarized for the periods indicated below (amounts in thousands):

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

                                          Six Months Ended June 30,
                                             2003           2002
                                         -----------    -----------
            Net cash used in:
                  Operating activities   $      (478)   $    (1,763)
                  Investing activities           (85)          (860)
                  Financing activities          --             --
                                         -----------    -----------
            Net decrease in cash         $      (563)   $    (2,623)
                                         ===========    ===========

During 2002, the Company sold substantially all of its interests in its proved oil and gas properties for approximately $5.0 million. The properties sold generated all of the Company's oil and gas sales revenues in 2002. From October 2002 to late April 2003, the Company had no producing oil and gas properties. In late April 2003, the Company began to receive revenue from its 8.9% reversionary working interest in High Island Area Block A-7 field, in the Gulf of Mexico, as a result of "payout" occurring in late April 2003. Payout occurred when all of the other working interest owners recovered their costs and expenses associated with developing the field from sales of gas and oil production from the field. Oil and gas production from this field comes from two wells that produced at a combined gross average rate of 29 MMcf/day during the three months ended June 30, 2003. During June 2003, one of the wells was recompleted at a cost of approximately $27,000 net to the Company's interest. During the three months ended June 30, 2003, the Company recorded revenues from oil and gas sales of approximately $745,000, and operating expenses of approximately $9,000.

Historically, the Company has relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain its operations. However, the Company expects that it will be able to sustain a portion of its operations from revenues generated from oil and gas sales. At June 30, 2003, the Company's working capital was approximately $2.1 million. In addition to using working capital to satisfy its obligations associated with current operating activities, the Company may also use working capital to finance future acquisitions of oil and gas properties and pipeline systems. However, there can be no assurance that the Company will be able to acquire and develop additional economically recoverable oil and gas reserves or pipeline systems.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - Continued

The following table summarizes certain of the Company's contractual obligations and other commercial commitments at June 30, 2003 (amounts in thousands).

                                                                 Payments Due by Period
                                                                 ----------------------
           Contractual                          Less than                             After
           Obligations                 Total      1 year    2-3 years   4-5 years    5 years
           -----------              ---------   ---------   ---------   ---------   ---------

Long-Term Debt                      $     817        --          --           817        --
Operating Leases, net of sublease         409         116         234          59
Abandonment - Costs                     3,061       2,260         801        --          --
                                    ---------   ---------   ---------   ---------   ---------
Total Contractual
Obligations                         $   4,287       2,376       1,035         876        --
                                    =========   =========   =========   =========   =========

                                                 Amount of Commitment Expiration Per Period
                                                 ------------------------------------------
        Other Commercial                        Less than                             After
           Commitments                 Total      1 year    2-3 years   4-5 years    5 years
           -----------              ---------   ---------   ---------   ---------   ---------



Abandonment - Costs*                $   1,821         333        --           173       1,315
                                    ---------   ---------   ---------   ---------   ---------
Total Commercial
Obligations                         $   1,821         333        --           173       1,315
                                    =========   =========   =========   =========   =========


* Commitments expected to be incurred in less than one year are associated with the Buccaneer Field, commitments expected to be incurred in 2-3 years are associated with the High Island A-7 Field, and commitments expected to be incurred after five years are associated with the Company's pipelines.

The following table summarizes the Company's financial position for the periods indicated (amounts in thousands):

                                                    June 30,        December 31,
                                                     2003              2002
                                               ---------------   ---------------
                                               Amount      %     Amount      %
                                               ------   ------   ------   ------

Working Capital                                $2,063       23   $2,243       29
Property and equipment, net                     5,941       67    4,687       60
Other noncurrent assets                           894       10      845       11
                                               ------   ------   ------   ------

      Total                                    $8,898      100   $7,775      100
                                               ======   ======   ======   ======

Long-term Liabilities                          $3,039       34   $2,010       26
Stockholders' equity                            5,859       66    5,765       74
                                               ------   ------   ------   ------

      Total                                    $8,898      100   $7,775      100
                                               ======   ======   ======   ======

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The change in the Company's financial position from December 31, 2002 to June 30, 2003, was primarily due to the adoption of SFAS No. 143 (see Note 4. Change in Accounting Principle, in Part I, Item 1.)

In November 2000, the Company elected to abandon the Buccaneer Field due to adverse developments in the field. In August 2001, the Company reached an agreement with Tetra Applied Technologies, Inc. ("Tetra") to remove the Buccaneer Field platforms for a cost of approximately $2.6 million. Pursuant to the agreement, Tetra and the Company agreed to extended payment terms, whereby the Company will pay 20% upon completion of the abandonment operations and 5% per month for twelve months, with the remaining balance due in the thirteenth month. To provide security for the extended payment terms, the Company provided Tetra with a first lien on a 50% interest in the Blue Dolphin Pipeline System. Operations to remove the platforms commenced in August 2001 and were suspended in December 2001, while the Company continued discussions with and was awaiting a decision from the Texas Parks and Wildlife Department ("TPW") to leave the underwater portion of the platforms in place as artificial reefs. Approval by the TPW was granted and Deeds of Donation executed by TPW and the Company in January 2003. While the scope of work with Tetra has changed, due to reefing rather than complete removal as originally contemplated, the contract price and payment terms remain unchanged. The Company requested and has received an extension from the Minerals Management Service until August 31, 2003 to complete operations needed to convert the platform complexes into artificial reefs. Tetra resumed operations during late July 2003, with the work expected to be completed by August 31, 2003. The Company is also obligated to pay $390,000 to TPW, of which $350,000 represents half of the site clearance work that has been eliminated (which payment the TPW required) and $40,000 represents the cost of buoys to mark the reef sites. As a result of the progress of current reefing/abandonment operations, the Company has lowered its provision for the Buccaneer Field abandonment costs resulting in a gain of approximately $280,000 at June 30, 2003. The Company believes that its provision for the Buccaneer Field abandonment costs, of approximately $3.4 million at June 30, 2003, is adequate.

In February 2002, the Company acquired an additional 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC Pipeline and Processing Company ("MCNIC"). Pursuant to the terms of the purchase and sales agreement, Blue Dolphin Pipeline issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. The note bears interest at the rate of 6% per annum and is secured by the interest acquired. Additionally, contingent payments of up to $750,000 will be made, if the promissory note is retired before its maturity date, payable annually after the promissory note is retired until December 31, 2006, out of 50% of the net revenues from the interest acquired. The maturity date, December 31, 2006, will be extended by one additional year, up to a maximum of two years, for years in which non-recurring, extraordinary expenditures, attributable to the interest acquired, exceeds $200,000, in the aggregate, during any year. As of June 30, 2003, the amount owed MCNIC is $750,000 plus accrued interest of approximately $67,000.

On March 25, 2003, the Company, and WBI Pipeline & Storage Group, Inc. ("WBI"), executed a non-binding Letter of Intent ("LOI") to sell 100% of the assets of New Avoca Gas Storage, LLC ("New Avoca") to Gotham Energy Partners, LLC ("Gotham"). The Company holds a 25% equity interest and is the manager of New Avoca, and WBI holds a 75% equity interest. The term of the LOI expired on June 15, 2003, but both New Avoca and Gotham have verbally agreed to extend the terms of the LOI on a month to month basis. Closing of the transaction is subject to the execution of a definitive purchase and sale agreement, due diligence by Gotham and other customary matters.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS
---------------------

The Company reported net income for the six months ended June 30, 2003, ("current period") of $74,066, compared to a net loss of $1,312,999 reported for the six months ended June 30, 2002 ("previous period"), and net income for the three months ended June 30, 2003 ("current quarter"), of $470,576, compared to a net loss of $389,588 for the three months ended June 30, 2002 ("previous quarter").

Revenues:

First Half of 2003 vs. First Half of 2002. Current period revenues from pipeline operations decreased by $183,154 or 27% from the previous period to $503,599. The decrease is primarily due to a 35% decrease in throughput on the Blue
Dolphin Pipeline System in the current period, partially offset by a 108% increase in throughput on the GA 350 System.

Current period revenues from oil and gas sales decreased by $448,434, from those of the previous period to $819,317. The decrease was due to the sale of the Company's oil and gas properties in the second half of 2002. The properties sold represented all of the Company's previous period oil and gas sales. Current period oil and gas revenues include approximately $745,000 in sales from the Company's interest in the High Island Block A-7 field which interest was received in late April 2003, and approximately $74,000 for adjustments for periods prior to the sale of the oil and gas properties in 2002.

Second Quarter of 2003 vs. Second Quarter of 2002. Current quarter revenues from pipeline operations decreased by $100,555 from the previous quarter to $256,931. The decrease is primarily due to a 33% decrease in throughput on the Blue
Dolphin Pipeline System in the current quarter, partially offset by a 59% increase in throughput on the GA 350 System.

Current quarter revenues from oil and gas sales increased by $55,529 from the previous quarter to $745,011. Current quarter revenues represent sales from the Company's interest in the High Island Block A-7 field which interest was received in late April 2003. Previous quarter oil and gas revenues represent sales from the Company's oil and gas properties that were sold in the second half of 2002.

Costs and Expenses:

First Half of 2003 vs. First Half of 2002. Current period pipeline operating expense increased by $180,384 or 63% from the previous period to $467,819. The increase was due to increased insurance costs of approximately $118,000, legal costs of approximately $34,000, transportation costs of approximately $17,000 and personnel costs of approximately $14,000.

Current period lease operating expense decreased by $362,581 from the previous period to $30,278. The decrease was due to the sale of the Company's oil and gas properties in the second half of 2002. The properties sold represented all of the Company's previous period lease operating expenses. Current period lease operating expenses include approximately $9,000 in expenses attributable to the Company's interest in the High Island Block A-7 field which interest was received in late April 2003 and approximately $19,000 for adjustments for periods prior to the sale of the oil and gas properties in 2002.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Current period depletion, depreciation and amortization decreased $364,288 from the previous period to $188,469. In the previous period the Company recorded depletion of approximately $455,000 associated with the oil and gas properties sold in the second half of 2002 compared to depletion of approximately $4,000 recorded in the current period. Pipeline depreciation expense increased by approximately $67,000 in the current period.

In the previous period, the Company elected to record a full impairment of its investment in Drillmar of $339,984 and a full reserve for the accounts receivable amount owed from Drillmar of $197,500 due to Drillmar's working capital deficiency and delays in securing capital funding.

General and administrative expenses for the current period decreased $498,832 from the previous period to $877,323. The decrease is primarily due to a cost reduction program initiated in 2002 that resulted in a reduction in personnel and related costs of approximately $255,000 and elimination of legal costs associated with litigation that was settled in the previous period of approximately $245,000.

In the current  period,  as a result of the Company  adopting  SFAS No. 143 (see
Note 3. Change of Accounting Principle in Part I, Item I), the Company recorded accretion expense of $40,896, which reflects the increase in future asset retirement obligations, and recorded a cumulative effect adjustment at January 1, 2003 of a change in accounting principle for asset retirement obligations of $40,455,

Interest and other expense decreased in the current period by $78,417 from the previous period. In the previous period the Company recorded an expense associated with the settlement of litigation of approximately $300,000, offset in part by a reduction of an obligation to Den norske Bank of approximately $200,000.

Interest and other income increased in the current period by $383,040 from the previous period. The increase is due primarily to the Company's approximately $280,000 gain from the reduction to its provision for the Buccaneer Field abandonment costs, and fees generated for consulting services provided by the Company in the current period associated with the evaluation of oil and gas properties of approximately $93,000.

Second Quarter of 2003 vs. Second Quarter of 2002. Current quarter pipeline operating expenses increased by $131,706 or 92% from the previous quarter to $274,425. The increase was due to increased insurance costs of approximately $61,000, transportation costs of approximately $18,000, legal costs of approximately $12,000 and personnel costs of approximately $13,000.

Current quarter lease operating expenses decreased by $156,994 from the previous quarter to $18,218. The decrease was due to the sale of the Company's oil and gas properties in the second half of 2002. The properties sold represented all of the Company's previous quarter lease operating expenses. Current quarter lease operating expenses represent expenses from the Company's interest in the High Island Block A-7 field and adjustments for periods prior to the sale of oil and gas properties in 2002.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Current quarter depletion, depreciation and amortization decreased $163,769 from the previous quarter to $99,421. In the previous quarter the Company recorded depletion of approximately $224,000 associated with the oil and gas properties sold in the second half of 2002, compared to depletion of approximately $4,000 recorded in the current quarter. Pipeline depreciation expense increased by approximately $45,000 in the current quarter.

General and administrative expenses for the current quarter decreased $396,923 from the previous quarter to $394,617. The decrease is primarily due to a cost reduction program initiated in 2002 that resulted in a reduction in personnel and related costs of approximately $136,000, elimination of legal costs associated with litigation that was settled in the previous quarter of approximately $115,000 and elimination of costs associated with the oil and gas properties sold in the second half of 2002 of approximately $75,000.

In the current quarter, the Company recorded accretion expense of $19,167 as a result of its adoption of SFAS No. 143, which reflects the increase in future asset retirement obligations.

Interest and other expense decreased in the current quarter by $75,317 from the previous quarter. In the previous quarter the Company recorded an expense associated with the settlement of litigation of approximately $300,000 offset in part by a reduction of an obligation to Den norske Bank of approximately $200,000.

Interest and other income increased in the current quarter by $263,030 from the previous quarter. The increase is due primarily to the Company's approximately $280,000 gain from the reduction to its provision for the Buccaneer Field abandonment costs.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates as discussed below.

Commodity Price Risk- The Company sells natural gas, crude oil and natural gas liquids. As a result, the Company's financial results can be significantly affected if commodity prices fluctuate widely in response to changing market forces. The Company does not use derivative products to manage commodity price risk.

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


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on May 21, 2003. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to such matter, where applicable, are set forth below.

                                 Votes       Votes       Votes                  Broker
                                  For       Against    Withheld   Abstentions  Non-Votes
                               ---------   ---------   ---------   ---------   ---------
1) Election of Directors
     Ivar Siem                 4,810,033      22,148   1,699,199        -        103,770
     Michael S. Chadwick       4,816,956      15,225   1,699,199        -        103,770
     Harris A. Kaffie          4,831,146       1,035   1,699,199        -        103,770
     James M. Trimble          4,815,580      16,601   1,699,199        -        103,770

2) Amendment to the Company's 2000 Stock Incentive Plan to increase the number of shares of common stock that can be issued pursuant to the plan.

                               3,992,715     856,947        -      1,681,718     103,770

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

         A)       Exhibits

         31.1     Michael  J.  Jacobson  Certification  Pursuant  to  18  U.S.C.
                  Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Michael  J.  Jacobson  Certification  Pursuant  to  18  U.S.C.
                  Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         B)       Reports on Form 8-K

                  On July 18, 2003, the Company filed a current report on Form 8-K dated July 16, 2003, reporting that NASDAQ granted an extension of time until October 8, 2003 for the Company to be in compliance with its minimum bid price of $1.00 per share. The item in such current report was Item 5 (Other Events).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By:  BLUE DOLPHIN ENERGY COMPANY



Date:    August 14, 2003            /s/ Michael J. Jacobson
                                    --------------------------------------------
                                    Michael J. Jacobson
                                    President and Chief Executive Officer



                                    /s/ G. Brian Lloyd
                                    --------------------------------------------
                                    G. Brian Lloyd
                                    Vice President, Treasurer
                                    (Principal Accounting and Financial Officer)