Form 10QSB
period 2003-09-30
BLUE DOLPHIN ENERGY CO
filed 2003-11-13
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   September 30, 2003

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ..................to ...................

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

6,657,845  shares of the  registrants'  common stock,  par value $.01 per share,
--------------------------------------------------------------------------------
were outstanding at November 12, 2003.
--------------------------------------

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

                               SEPTEMBER 30, 2003

                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $  3,064,246
   Accounts receivable                                                  715,076
   Prepaid expenses and other assets                                    158,983
                                                                   ------------
              TOTAL CURRENT ASSETS                                    3,938,305

Property and Equipment at cost:
    Oil and Gas properties, including $109,018
       of unproved leasehold cost  (full-cost method)                   398,349
   Pipelines                                                          4,545,212
   Onshore separation and handling facilities                         1,664,128
   Land                                                                 860,275
   Other property and equipment                                         295,446
                                                                   ------------
                                                                      7,763,410
  Less:  Accumulated depletion, depreciation and amortization         1,864,922
                                                                   ------------
                                                                      5,898,488


Deferred federal income tax                                             244,444
Investment in New Avoca                                                 652,464
Other assets                                                             73,976
                                                                   ------------
              TOTAL ASSETS                                         $ 10,807,677
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                          $  2,540,225
   Accrued expenses and other liabilities                               150,172
                                                                   ------------
              TOTAL CURRENT LIABILITIES                               2,690,397


Note payable                                                            750,000
Asset retirement obligations                                          1,515,879
Common Stock, ($.01 par value, 10,000,000 shares authorized,
  6,657,845 shares issued and outstanding)                               66,578
Additional Paid-in Capital                                           26,267,308
Accumulated Deficit                                                 (20,482,485)
                                                                   ------------
                                                                      5,851,401
              TOTAL LIABILITES AND
              STOCKHOLDERS' EQUITY                                 $ 10,807,677
                                                                   ============

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                   Three Months
                                                                Ended September 30,
                                                                2003           2002
                                                            -----------    -----------
Revenue from operations:
   Pipeline operations                                      $   212,644    $   273,373
   Oil and gas sales                                            449,416        481,128
                                                            -----------    -----------
                                                                662,060        754,501
                                                            -----------    -----------
Cost of operations:
    Pipeline operating expenses                                 296,022        210,935
    Lease operating expenses                                     46,465        206,389
    Depletion, depreciation, amortization and abandonment       116,989        185,255
    Impairment                                                     --             --
    General and administrative                                  415,928        415,582
    Accretion expense                                            17,444           --
                                                            -----------    -----------
                                                                892,848      1,018,161
                                                            -----------    -----------

                    LOSS FROM OPERATIONS                       (230,788)      (263,660)

Other income (expense):

    Interest and other expense                                  (11,343)        (5,041)
    Interest and other income                                   225,385        181,516
    Gain on sale of assets                                         --        1,438,518
                                                            -----------    -----------


                    INCOME (LOSS) BEFORE INCOME TAXES           (16,746)     1,351,333


Income taxes                                                       --             --
                                                            -----------    -----------

Net income (loss)                                           $   (16,746)   $ 1,351,333
                                                            ===========    ===========

Income (loss) per common share
  - basic                                                   $      0.00    $      0.21
                                                            ===========    ===========
  - diluted                                                 $      0.00    $      0.21
                                                            ===========    ===========
Weighted average number of common shares outstanding
   - basic                                                    6,653,660      6,381,285
                                                            ===========    ===========
   - diluted                                                  6,653,660      6,381,285
                                                            ===========    ===========

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                               Nine Months
                                                                           Ended September 30,
                                                                           2003           2002
                                                                       -----------    -----------
Revenue from operations:
   Pipeline operations                                                 $   716,243    $   960,126
   Oil and gas sales                                                     1,268,733      1,748,880
                                                                       -----------    -----------
                                                                         1,984,976      2,709,006
                                                                       -----------    -----------
Cost of operations:
    Pipeline operating expenses                                            763,841        498,370
    Lease operating expenses                                                76,743        599,249
    Depletion, depreciation, amortization and abandonment                  305,458        738,012
    Impairment of assets                                                      --          339,984
    General and administrative                                           1,293,251      1,791,737
    Accretion expense                                                       58,340           --
                                                                       -----------    -----------
                                                                         2,497,633      3,967,352
                                                                       -----------    -----------

                     LOSS FROM OPERATIONS                                 (512,657)    (1,258,346)

Other income (expense):
    Interest and other expense                                             (54,641)       (50,607)
    Interest and other income                                              665,073        235,641
    Bad debt expense                                                          --         (197,500)
    Gain on sale of assets                                                    --        1,438,518
                                                                       -----------    -----------

                    INCOME BEFORE MINORITY INTEREST AND INCOME TAXES        97,775        167,706


Minority interest                                                             --          (55,746)
Income taxes                                                                  --             --
                                                                       -----------    -----------

                   INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
                      IN ACCOUNTING PRINCIPLE                               97,775        111,960

Cumulative effect of a change in accounting principle
    for asset retirement obligations                                       (40,455)          --
                                                                       -----------    -----------

Net income                                                             $    57,320    $   111,960
                                                                       ===========    ===========

Income (loss) per common share - basic
       Income before accounting change                                 $      0.02    $      0.02
                                                                       ===========    ===========
       Cumulative effect of a change in accounting principle           $     (0.01)   $      --
                                                                       ===========    ===========
       Net income                                                      $      0.01    $      0.02
                                                                       ===========    ===========


Income (loss) per common share - diluted
       Income before accounting change                                 $      0.02    $      0.02
                                                                       ===========    ===========
       Cumulative effect of a change in accounting principle           $     (0.01)   $      --
                                                                       ===========    ===========
       Net income                                                      $      0.01    $      0.02
                                                                       ===========    ===========
Weighted average number of common shares outstanding
      - basic                                                            6,634,346      6,322,646
                                                                       ===========    ===========
      - diluted                                                          6,802,923      6,322,646
                                                                       ===========    ===========

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                            Nine Months
                                                                                        Ended September 30,
                                                                                        2003           2002
                                                                                    -----------    -----------
OPERATING ACTIVITIES

    Net income                                                                      $    57,320    $   111,960
    Adjustments to reconcile net income to net cash used in operating activities:
               Depletion, depreciation, amortization, abandonment                       305,458        738,012
               Gain from change in estimate of abandonment costs                       (488,653)          --
               Change in accounting principle                                            40,455           --
               Accretion of asset retirement obligations                                 58,340           --
               Minority interest                                                           --           55,746
               Gain on sale of assets                                                      --       (1,438,518)
               Impairment of assets                                                        --          339,984
               Increase in equity of affiliate                                             --          (61,886)
               Bad debt expense                                                            --          197,500
               Common stock issued for services                                          28,722         21,002
               Other                                                                       --         (111,492)
               Changes in operating assets and liabilities:
                    Accounts receivable                                                (199,784)       239,686
                    Prepaid expenses and other assets                                   135,209       (208,475)
                    Abandonment costs incurred                                       (3,273,825)          --
                    Trade accounts payable and accrued expenses                       2,231,377     (1,947,493)
                                                                                    -----------    -----------
                        NET CASH USED IN
                        OPERATING ACTIVITIES                                         (1,105,381)    (2,063,974)
                                                                                    -----------    -----------
INVESTING ACTIVITIES
    Purchases of property and equipment, and other assets                               (39,723)      (142,641)
    Exploration and development costs                                                   (73,136)      (693,268)
    Net proceeds from sale of assets                                                       --        2,300,000
    Purchase of minority interest from subsidiary                                          --         (355,828)
    Development costs - New Avoca                                                       (66,835)       (62,248)
    Other                                                                               (37,637)          --
                                                                                    -----------    -----------
                        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (217,331)     1,046,015
                                                                                    -----------    -----------

FINANCING ACTIVITIES

     Other                                                                              (18,718)          --
                                                                                    -----------    -----------
                        DECREASE IN CASH AND CASH EQUIVALENTS                        (1,341,430)    (1,017,959)

CASH AND CASH EQUIVALENTS AT BEGINNING OF  PERIOD                                     4,405,676      3,343,560
                                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 3,064,246    $ 2,325,601
                                                                                    ===========    ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:

    Purchases of property and equipment financed with debt                          $      --      $   750,000
                                                                                    ===========    ===========


See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2003

1. Liquidity and Going Concern

At September 30, 2003, the Company's working capital was approximately $1.2 million. The Company began to receive payments from its working interest in the High Island Block A-7 field which provided revenues net of operating expenses and capital expenditures of approximately $1.1 million during the nine months ended September 30, 2003. Revenues from the High Island Block A-7 Field have declined significantly and are expected to cease by mid-2004. In order to satisfy its working capital and capital expenditure requirements for the next twelve months, the Company believes that it may need to raise approximately $0.5 to $1.0 million of capital. The Company will need to arrange external financing and/or sell assets to raise the necessary capital. Historically, the Company has relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain its operations. There can be no assurance that the Company will be able to obtain financing or sell assets on commercially acceptable terms to meet its capital requirements. The Company's inability to raise capital may have a material adverse effect on its financial condition, ability to meet its obligations and operating needs, and results of operations. The financial statements contained herein have been prepared assuming that the Company will continue as a going concern. The Company's capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Related Party Transactions

The Company currently owns a 12.8% common stock ownership interest in Drillmar, Inc. ("Drillmar"). However, the Company's ownership will be reduced to less than 1% if Drillmar's convertible notes are converted. Ivar Siem, Chairman of the Company, and Harris A. Kaffie and James M. Trimble, Directors of the Company, are owners of 30.3%, 30.6% and 6.6%, respectively, of Drillmar's common stock, and they would be the owners of 25.0%, 30.9% and 2.4%, respectively, of Drillmar common stock if the convertible notes are converted. Messrs. Siem and Kaffie are both Directors, and Mr. Siem is Chairman and President of Drillmar.

In February 2003, the Company and Drillmar entered into an agreement effective as of February 1, 2003, whereby the Company provides office space to Drillmar for $1,500 per month. The Company also provides professional, accounting and administrative services to Drillmar based on hourly rates based on the Company's cost. The agreement can be terminated upon 30 days notice or by the mutual agreement of the parties.

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

3. Change in Accounting Principle

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2003


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

The following pro forma data summarizes the Company's net income (loss) and net income (loss) per share as if the Company had adopted the provisions of SFAS 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $1.0 million:

                                                    Three months ended           Nine months ended
                                                       September 30,               September 30,
                                               ---------------------------   ---------------------------
                                                   2003           2002           2003           2002
                                               ------------   ------------   ------------   ------------
                                                  (in thousands, except         (in thousands, except
                                                    per share amounts)            per share amounts)
Net income (loss), as reported .............   $        (17)  $      1,351   $         57   $        112
Pro forma adjustments to reflect retroactive
adoption of SFAS 143 .......................           --              (15)          --              (25)
                                               ------------   ------------   ------------   ------------
Pro forma net income (loss) ................   $        (17)  $      1,336   $         57   $         87
                                               ============   ============   ============   ============
Net income (loss) per share:
   Basic - as reported .....................   $        .00   $        .21   $        .01   $         02
                                               ============   ============   ============   ============
   Basic - pro forma .......................   $        .00   $        .21   $        .01   $        .01
                                               ============   ============   ============   ============
   Diluted - as reported ...................   $        .00   $        .21   $        .01   $        .02
                                               ============   ============   ============   ============
   Diluted - pro forma .....................   $        .00   $        .21   $        .01   $        .01
                                               ============   ============   ============   ============


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2003

4. Asset Retirement Obligations

The Company has asset retirement obligations associated with its Buccaneer Field offshore platforms, the future abandonment of pipelines and related facilities and an offshore oil and gas property. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months and nine months ended
September 30, 2003, and in accordance with the provisions of SFAS 19 during the three months and nine months ended September 30, 2002.

                                                 Three months ended   Nine months ended
                                                    September 30,        September 30,
                                                 ------------------   ------------------
                                                  2003       2002      2003       2002
                                                   (in thousands)       (in thousands)
Beginning asset retirement obligations ......    $ 4,882    $ 4,600   $ 3,800    $ 4,600
Cumulative effect adjustment ................       --         --         401       --
Liabilities incurred during period ..........       --         --       1,045       --
Liabilities settled during period ...........     (3,147)      --      (3,273)      --
Gain from adjustment to estimated obligations       (210)      --        (489)      --
Accretion expense ...........................         17       --          58       --
                                                 -------    -------   -------    -------

Ending asset retirement obligations ..........   $ 1,542    $ 4,600   $ 1,542    $ 4,600
                                                 =======    =======   =======    =======


During the operations to remove the Buccaneer Field platform complexes in 2001, discussions were initiated with the Texas Parks and Wildlife Department ("TPW") in an effort to leave certain of the underwater portions of the platform complexes in place as artificial reefs. On January 3, 2003, the Company and TPW executed deeds of donation for both of the Company's platform complexes in the Buccaneer Field, whereby the Company will leave certain portions of the platforms in place as artificial reefs and donate them to the TPW, along with cash of $390,000, of which $350,000 represents half of the cost for the site clearance work that was eliminated (which payment the TPW required) and $40,000 represents the cost of buoys to mark the reef sites. The Company requested and received an extension from the United States Minerals Management Service ("MMS") until August 31, 2003 to complete the abandonment/reefing operations. The work to complete the abandonment/reefing began in July 2003 and was completed in late August 2003. Abandonment/reefing operations incurred during 2003 total approximately $3.3 million. Additionally, the Company reduced its provision for the Buccaneer Field abandonment costs resulting in a gain of approximately $490,000 for the nine months ended September 30, 2003.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2003

SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.

                                                                     Weighted-
                                                                   Average Number
                                                                  of Common Shares
                                                                     Outstanding
                                                                    and Potential          Per
                                                  Net Income           Dilutive           Share
                                                   (Loss)           Common Shares         Amount
                                              ----------------    ----------------   ----------------
Nine Months ended September 30, 2003
      Basic earnings per share                $         57,320           6,634,346   $           0.01
      Effect of dilutive stock options                                     168,577
                                              ----------------    ----------------   ----------------
      Diluted earnings per share              $         57,320           6,802,923   $           0.01
                                              ================    ================   ================

Nine Months ended September 30, 2002
       Basic and diluted earnings per share   $        111,960           6,322,646   $           0.02
                                              ================    ================   ================

Quarter ended September 30, 2003
      Basic and dilutive loss per share       $        (16,746)          6,653,660   $           0.00
                                              ================    ================   ================

Quarter ended September 30, 2002
       Basic and diluted earnings per share   $      1,351,333           6,381,285   $           0.21
                                              ================    ================   ================


The employee stock options at September 30, 2003, were not included in the computation of diluted earnings per share for the quarter ended September 30, 2003 because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

6. Business Segment Information

The Company's income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. There were no intersegment revenues during the periods presented. Information concerning these segments for the nine months and quarters ended September 30, 2003 and 2002, and at September 30, 2003 are as follows:


                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2003
                                                                                              Depletion,
                                                                                            Depreciation,
                                                                                            Amortization,
                                                                            Operating        Abandonment,
                                                                              Income             and
                                                            Revenues        (Loss)(1)       Impairment (2)
                                                         --------------   --------------    --------------
Nine months ended September 30, 2003:
      Oil and gas exploration and production             $    1,268,733          563,244            47,819
      Pipeline operations                                       716,243         (675,770)          243,309
      Other                                                        --           (400,131)           14,330
                                                         --------------   --------------    --------------
      Consolidated                                            1,984,976         (512,657)          305,458
      Other income, net                                  --------------          610,432    --------------
                                                                          --------------
      Income before minority interest and income taxes                            97,775

Nine months ended September 30, 2002:
      Oil and gas exploration and production             $    1,748,880         (451,676)          594,974
      Pipeline operations                                       960,126          (31,122)          127,055
      Other                                                        --           (775,548)          355,967
                                                         --------------   --------------    --------------
      Consolidated                                            2,709,006       (1,258,346)        1,077,996
      Other income, net                                  --------------        1,426,052    --------------
                                                                          --------------
      Income before minority interest and income taxes                           167,706

Quarter ended September 30, 2003:
      Oil and gas exploration and production             $      449,416          166,117            31,678
      Pipeline operations                                       212,644         (281,694)           81,103
      Other                                                        --           (115,211)            4,208
                                                         --------------   --------------    --------------
      Consolidated                                              662,060         (230,788)          116,989
      Other income, net                                  --------------          214,042    --------------
                                                                          --------------
      Loss before income taxes                                                   (16,746)

Quarter ended September 30, 2002:
      Oil and gas exploration and production             $      481,128          (47,189)          137,439
      Pipeline operations                                       273,373          (84,933)           42,544
      Other                                                        --           (131,538)            5,272
                                                         --------------   --------------    --------------
      Consolidated                                              754,501         (263,660)          185,255
      Other income, net                                  --------------        1,614,993    --------------
                                                                          --------------
      Income before income taxes                                               1,351,333


                                                          September 30,
                                                              2003
                                                         --------------
          Identifiable assets:
              Oil and gas exploration and production     $      850,216
              Pipeline operations                             5,884,952
              Other                                           4,072,509
                                                         --------------
                  Consolidated                           $   10,807,677
                                                         ==============

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2003

     (1) Consolidated income from operations includes $385,801 and $419,581 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $14,330 and $355,967 for the nine months ended September 30, 2003 and 2002, respectively.

          Consolidated  income  (loss) from  operations  includes  $111,003  and
          $126,266 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $4,208 and $5,272 for the quarters ended September 30, 2003 and 2002, respectively.

     (2) The Company recorded an impairment expense of $339,984 for the nine months ended September 30, 2002, of its investment in Drillmar.

7. Stock Based Compensation

The Company accounts for stock-based compensation granted under its long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income (loss) of the Company in the nine months and three months ended September 30, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                              Three months ended        Nine months ended
                                                                 September 30,            September 30,
                                                           -----------------------   ------------------------
                                                              2003         2002         2003          2002
                                                           ----------   ----------   ----------    ----------
                                                            (in thousands, except     (in thousands, except
                                                              per share amounts)        per share amounts)

Net income (loss), as reported .....................       $      (17)  $    1,351   $       57    $      112
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects             --           --            (30)         (123)
                                                           ----------   ----------   ----------    ----------
Pro forma net income (loss) ........................       $      (17)  $    1,351   $       27    $      (11)
                                                           ==========   ==========   ==========    ==========
Net income (loss) per share:
  Basic - as reported ..............................       $      .00   $      .21   $      .01    $     0.02
                                                           ==========   ==========   ==========    ==========
  Basic - pro forma                                        $      .00   $      .21   $      .00    $     0.00
                                                           ==========   ==========   ==========    ==========
  Diluted - as reported ............................       $      .00   $      .21   $      .01    $     0.02
                                                           ==========   ==========   ==========    ==========
  Diluted - pro forma ..............................       $      .00   $      .21   $      .00    $     0.00
                                                           ==========   ==========   ==========    ==========

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2003


8.  Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after June 15, 2003. Application of FIN 46 did not have an impact on the Company's consolidated financial statements.


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity", ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. Adoption of SFAS 150 did not have a significant impact on the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's future cash flows are subject to a number of variables, primarily oil and gas production volumes from the High Island Block A-7 field, utilization of its pipeline systems and commodity prices among others. Approximately 65% of our revenues from the nine months ended September 30, 2003 were from sales of oil and gas production from the High Island A-7 field. Oil and gas production from the High Island Block A-7 field has recently declined significantly. As a result of this decline in production, the Company expects that its revenues from oil and gas sales will decline significantly and it will need to raise approximately $0.5 to $1.0 million of capital. In order to satisfy its working capital and capital expenditure requirements for the next twelve months, the Company will need to arrange external financing and/or sell assets to raise the necessary capital. Historically, the Company has relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain its operations.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

There can be no assurance that the Company will be able to obtain financing or sell assets on commercially reasonable terms to meet its capital requirements. The Company's inability to raise capital may have a material adverse effect on its financial condition, ability to meet its obligations and operating needs, and results of operations. The financial statements contained herein have been prepared assuming that the Company will continue as a going concern. The Company's capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The net cash used in operating, investing and financing activities is summarized for the periods indicated below (amounts in thousands):

                                      Nine Months Ended September 30,
                                            2003       2002
                                          -------    -------
       Net cash used in:
             Operating activities         $(1,105)   $(2,064)
             Investing activities            (217)    (1,046)
             Financing activities             (19)      --
                                          -------    -------
       Net decrease in cash               $(1,341)   $(1,018)
                                          =======    =======

During 2002, the Company sold substantially all of its interests in its proved oil and gas properties for approximately $5.0 million. The properties sold generated all of the Company's oil and gas sales revenues in 2002. From October 2002 to late April 2003, the Company had no interest in any producing oil and gas properties. In late April 2003, the Company began to receive revenue from its 8.9% reversionary working interest in the High Island Area Block A-7 field, in the Gulf of Mexico, as a result of "payout" occurring. Payout occurred when all of the other working interest owners recovered their costs and expenses associated with developing the field from sales of gas and oil production from the field. Oil and gas production from this field comes from two wells that currently produce at a combined gross average rate of 9 MMcf/day. During June 2003, one of the wells was recompleted at a cost of approximately $41,000 net to the Company's interest, and the other well was recompleted in September 2003, at an estimated cost of approximately $25,000 net to the Company's interest. During the nine months ended September 30, 2003, the Company recorded revenues from oil and gas sales of approximately $1,194,000, and associated operating expenses of approximately $64,000.



                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS - Continued

The following table summarizes certain of the Company's contractual obligations and other commercial commitments at September 30, 2003 (amounts in thousands).

                                                                Payments Due by Period
                                                                ----------------------
                Contractual                          Less than                             After
                Obligations                Total       1 year    2-3 years   4-5 years    5 years
                -----------              ---------   ---------   ---------   ---------   ---------
     Accounts Payable-Tetra              $   2,138       2,138        --          --          --
     Long-Term Debt                            826        --          --           826        --
     Operating Leases, net of sublease         380         117         234          29        --
                                         ---------   ---------   ---------   ---------   ---------
     Total Contractual
     Obligations                         $   3,344       2,255         234         855        --
                                         =========   =========   =========   =========   =========

                                                       Amount of Commitment Expiration Per Period
                                                       ------------------------------------------
             Other Commercial                        Less than                             After
                Commitments               Total       1 year     2-3 years   4-5 years    5 years
                -----------              ---------   ---------   ---------   ---------   ---------

     Abandonment - Costs*                $   1,516        --           182        --         1,334
                                         ---------   ---------   ---------   ---------   ---------
     Total Commercial
     Obligations                         $   1,516        --           182        --         1,334
                                         =========   =========   =========   =========   =========

         * Commitments expected to be incurred in 2-3 years are associated with the High Island A-7 Field and commitments expected to be incurred after five years are associated with the Company's pipelines.

         The following table summarizes the Company's financial position for the periods indicated (amounts in thousands):

                                                September 30,      December 31,
                                                    2003              2002
                                                    ----              ----
                                               Amount      %     Amount      %
                                               ------   ------   ------   ------
     Working Capital                           $1,248       15   $2,243       29
     Property and equipment, net                5,898       73    4,687       60
     Other noncurrent assets                      971       12      845       11
                                               ------   ------   ------   ------
           Total                               $8,117      100   $7,775      100
                                               ======   ======   ======   ======

     Long-term Liabilities                     $2,266       28   $2,010       26
     Stockholders' equity                       5,851       72    5,765       74
                                               ------   ------   ------   ------

           Total                               $8,117      100   $7,775      100
                                               ======   ======   ======   ======

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The change in the Company's financial position from December 31, 2002 to September 30, 2003, was primarily due to the adoption of SFAS No. 143 (see Note
3. Change in Accounting Principle, in Part I, Item 1.)

In November 2000, the Company elected to abandon the Buccaneer Field due to adverse developments in the field. In August 2001, the Company reached an agreement with Tetra Applied Technologies, Inc. ("Tetra") to remove the Buccaneer Field platforms for a cost of approximately $2.6 million. Pursuant to the agreement, Tetra and the Company agreed to extended payment terms, whereby the Company will pay 20% upon completion of the abandonment operations and 5% per month for twelve months, with the remaining balance due in the thirteenth month. To provide security for the extended payment terms, the Company provided Tetra with a first lien on a 50% interest in the Blue Dolphin Pipeline System. Operations to remove the platforms commenced in August 2001 and were suspended in December 2001, while the Company continued discussions with and was awaiting a decision from the Texas Parks and Wildlife Department ("TPW") to leave the underwater portion of the platforms in place as artificial reefs. Approval by the TPW was granted and Deeds of Donation executed by TPW and the Company in January 2003. Pursuant to the Deeds of Donation with TPW, the Company agreed to pay TPW $390,000, of which $350,000 represents half of the site clearance work that was eliminated (which payment the TPW required) and $40,000 represents the cost of buoys to mark the reef sites. While the scope of work with Tetra was changed, due to reefing rather than complete removal as originally contemplated, the contract price and payment terms remain unchanged. The Company requested and received an extension from the Minerals Management Service until August 31, 2003 to complete operations needed to convert the platform complexes into artificial reefs. Tetra resumed operations in July 2003, and completed operations in late August 2003. As of September 30, 2003, the Company paid $390,000 to TPW, $534,400 to Tetra (representing 20% of the total due Tetra) and other costs of approximately $20,000. At September 30, 2003, accounts payable includes $2,137,600 due to Tetra payable as described above. The Company reduced its provision for the Buccaneer Field abandonment costs resulting in a gain of approximately $210,000 for the three months ended September 30, 2003, and a gain of $490,000 for the nine months ended at September 30, 2003.

In February 2002, the Company acquired an additional 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC Pipeline and Processing Company ("MCNIC"). Pursuant to the terms of the purchase and sales agreement, Blue Dolphin Pipe Line Company issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. The note bears interest at the rate of 6% per annum and is secured by the interest acquired. Additionally, contingent payments of up to $750,000 will be made, if the promissory note is retired before its maturity date, payable annually after the promissory note is retired until December 31, 2006, out of 50% of the net revenues from the interest acquired. The maturity date, December 31, 2006, will be extended by one additional year, up to a maximum of two years, for years in which non-recurring, extraordinary expenditures, attributable to the interest acquired, exceeds $200,000, in the aggregate, during any year. Net revenues from the interest acquired have not been sufficient to make any payments on this promissory note and as of September 30, 2003, the amount owed MCNIC is $750,000 plus accrued interest of approximately $76,000.

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

the manager of New Avoca, and WBI holds a 75% equity interest. The term of the LOI expired on June 15, 2003, but both New Avoca and Gotham verbally agreed to extend the terms of the LOI on a month to month basis. However, the terms of the LOI were not extended after August 31, 2003. Currently, the Company and WBI are evaluating alternatives, including a possible sale of New Avoca to others.

In October 2003, the Company was awarded a lease on Galveston Area Block 287 in the Gulf of Mexico. The Company was the joint high bidder on this lease at the August 20, 2003 OCS Western Gulf of Mexico lease sale. The Company owns a 50% working interest in the block with the remaining 50% held by Fidelity Exploration and Production Company. The net cost of this lease to the Company was approximately $90,000. The Company intends to sell its interest and retain a reversionary working interest in this lease block. The Blue Dolphin Pipeline traverses this lease block.

RESULTS OF OPERATIONS
---------------------

The Company reported net income for the nine months ended September 30, 2003, ("current period") of $57,320, compared to net income of $111,960 reported for the nine months ended September 30, 2002 ("previous period"), and a net loss for the three months ended September 30, 2003 ("current quarter"), of $16,746, compared to net income of $1,351,333 for the three months ended September 30, 2002 ("previous quarter").

Revenues:

Nine Months 2003 vs. Nine Months 2002. Current period revenues from pipeline operations decreased by $243,883 or 25% from the previous period to $716,243. The decrease is primarily due to a 34% decrease in throughput on the Blue
Dolphin Pipeline System in the current period, partially offset by a 73% increase in throughput on the GA 350 System.

Current period revenues from oil and gas sales decreased by $480,147, from those of the previous period to $1,268,733. The decrease was due to the sale of oil and gas properties in the second half of 2002. The properties sold represented all of the Company's previous period oil and gas sales. Current period oil and gas revenues include approximately $1,194,000 in sales from the Company's interest in the High Island Block A-7 field which interest was received in late April 2003, and approximately $74,000 for adjustments for periods prior to the sale of the oil and gas properties in 2002.

Third Quarter 2003 vs. Third Quarter 2002. Current quarter revenues from pipeline operations decreased by $60,729 from the previous quarter to $212,644. The decrease is primarily due to a 32% decrease in throughput on the Blue
Dolphin Pipeline System in the current quarter, partially offset by a 38% increase in throughput on the GA 350 System.

Current quarter revenues from oil and gas sales decreased by $31,712 from the previous quarter to $449,416. Current quarter revenues represent sales from the Company's interest in oil and gas production from the High Island Block A-7 field which interest was received in late April 2003. Previous quarter oil and gas revenues represent sales from the Company's oil and gas properties that were sold in the second half of 2002.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Costs and Expenses:

Nine Months 2003 vs. Nine Months 2002. Current period pipeline operating expense increased by $265,471 or 53% from the previous period to $763,841. The increase was due to increased insurance premiums of approximately $135,000, legal costs of approximately $57,000, transportation costs of approximately $25,000, personnel costs of approximately $17,000 and repairs and maintenance of approximately $29,000.

Current period lease operating expense decreased by $522,506 from the previous period to $76,743. The decrease was due to the sale of oil and gas properties in the second half of 2002. The properties sold represented all of the Company's previous period lease operating expenses. Current period lease operating expenses include approximately $64,000 in expenses attributable to the Company's interest in the High Island Block A-7 field which interest was received in late April 2003 and approximately $13,000 for adjustments for periods prior to the sale of the oil and gas properties in 2002.

Current period depletion, depreciation and amortization decreased $432,554 from the previous period to $305,458. In the previous period the Company recorded depletion of approximately $592,000 associated with the oil and gas properties sold in the second half of 2002 compared to depletion of approximately $21,000 recorded in the current period. Pipeline depreciation expense increased by approximately $116,000 in the current period.

In the previous period, the Company elected to record a full impairment of its investment in Drillmar of $339,984 and a full reserve for the accounts receivable amount owed from Drillmar of $197,500 due to Drillmar's working capital deficiency and delays in securing capital funding.

General and administrative expenses for the current period decreased $498,486 from the previous period to $1,293,251. The decrease is primarily due to a cost reduction program initiated in 2002 that resulted in a reduction in personnel and related costs of approximately $292,000 and elimination of legal costs associated with litigation that was settled in the previous period of approximately $234,000.

In the current  period,  as a result of the Company  adopting  SFAS No. 143 (see
Note 3. Change in Accounting Principle in Part I, Item I), the Company recorded accretion expense of $58,340, which reflects the increase in future asset retirement obligations, and recorded a cumulative effect adjustment at January 1, 2003 of a change in accounting principle for asset retirement obligations of $40,455.

Interest and other income increased in the current period by $429,432 from the previous period. The increase is due primarily to the Company's approximately $490,000 gain from the reduction of its provision for the Buccaneer Field abandonment costs, and fees generated for consulting services provided by the Company in the current period associated with the evaluation of oil and gas properties of approximately $104,000. Previous period other income included a non-cash adjustment to the Company's purchase of the minority interest in American Resources of approximately $100,000.

The Company recorded a gain on the sale of its interest in the South Timbalier Block 148 field in the previous period of $1.4 million.

                 BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Third Quarter 2003 vs. Third Quarter 2002. Current quarter pipeline operating expenses increased by $85,087 or 40% from the previous quarter to $296,022. The increase was due to increased insurance premiums of approximately $17,000, transportation costs of approximately $4,000, legal costs of approximately $23,000 and repairs and maintenance costs of approximately $29,000.

Current quarter lease operating expenses decreased by $159,924 from the previous quarter to $46,465. The decrease was due to the sale of oil and gas properties in the second half of 2002. The properties sold represented all of the Company's previous quarter lease operating expenses. Current quarter lease operating expenses represent expenses from the Company's interest in the High Island Block A-7 field.

Current quarter depletion, depreciation and amortization decreased $68,266 from the previous quarter to $116,989. In the previous quarter the Company recorded depletion of approximately $137,000 associated with the oil and gas properties sold in the second half of 2002, compared to depletion of approximately $16,000 recorded in the current quarter. Pipeline depreciation expense increased by approximately $39,000 in the current quarter.

In the current quarter, the Company recorded accretion expense of $17,444 as a result of its adoption of SFAS No. 143, which reflects the increase in future asset retirement obligations.

Interest and other income increased in the current quarter by $43,869 from the previous quarter. The increase is due primarily to the Company's approximately $210,000 gain from the reduction to its provision for the Buccaneer Field abandonment costs. Previous quarter other income included a non-cash adjustment to the Company's purchase of the minority interest in American Resources of approximately $110,000 and fees generated from services provided of approximately $50,000.

The Company recorded a gain on the sale of its interest in the South Timbalier Block 148 field in the previous quarter of $1.4 million.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

ITEM 3.   DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Primary Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15
(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Primary Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                  On August 14, 2003, the Company filed a current report on Form 8-K dated August 14, 2003, reporting the Company's second quarter 2003 earnings. The item in such current report was
                  Item 12 (Results of Operations and Financial Condition).

                  On August 28, 2003, the Company filed a current report on Form 8-K dated August 27, 2003, reporting that it received notice from NASDAQ that it has regained compliance with the listing requirements as a result of the bid price of its common stock closing above $1.00 for 10 consecutive trading days. The item in such current report was Item 5 (Other Events).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By: BLUE DOLPHIN ENERGY COMPANY



Date:    November 12, 2003          /s/ Michael J. Jacobson
                                    --------------------------------------------
                                    Michael J. Jacobson
                                    President and Chief Executive Officer



                                    /s/ G. Brian Lloyd
                                    --------------------------------------------
                                    G. Brian Lloyd
                                    Vice President, Treasurer
                                    (Principal Accounting and Financial Officer)