Form 10KSB
period 2003-12-31
BLUE DOLPHIN ENERGY CO
filed 2004-03-30
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                             Securities Act of 1934

                   For the fiscal year ended December 31, 2003

                                       or

            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from __________ to _________


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

         The issuer's revenues for the year ended December 31, 2003 were $2,516,814.

         The aggregate market value of the common stock, par value $.01 per share, held by non-affiliates of the registrant as of March 22, 2004, was approximately $ 6,000,000.

         As of March 22, 2004, there were outstanding 6,662,438 shares of common stock, par value $.01 per share, of the issuer.

                      Documents Incorporated By Reference

         The registrant intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Part III of this report.

         Transitional Small Business Disclosure Format. Yes    No X
                                                           ---   ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Description of Business............................................   1

Item 2.  Description of Property............................................  20

Item 3.  Legal Proceedings..................................................  21

Item 4.  Submission of Matters to a Vote of Security Holders................  21

                                     PART II

Item 5.  Market for Common Stock and Related Stockholder Matters............  22

Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................  23

Item 7.  Financial Statements and Supplementary Data........................  30

Item 8.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ...........................................  57

Item 8A. Controls and Procedures............................................  57

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant ................  57

Item 10. Executive Compensation.............................................  57

Item 11. Security Ownership of Certain Beneficial Owners and Management.....  57

Item 12. Certain Relationships and Related Transactions.....................  57

Item 13. Exhibits and Reports on Form 8-K...................................  58

Item 14. Principal Accountant Fees and Services.............................  59

Signatures .................................................................  60

                                     PART I

         Forward Looking Statements. Certain of the statements included in this annual report on Form 10-KSB, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "plan", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin", "we", "us" and "our") cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:

         o        the risks associated with exploration;
         o        the level of production from oil and gas properties;
         o        gas and oil price volatility;
         o uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
         o        the level of utilization of our pipelines;
         o        availability and cost of capital;
         o actions or inactions of third party operators for properties where we have an interest;
         o        regulatory developments; and
         o        general economic conditions.

Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

Item 1.  Description of Business

                                   THE COMPANY

Blue Dolphin Energy Company is a holding company that conducts substantially all of its operations through its subsidiaries. We conduct our business activities in two primary business segments: (i) oil and gas exploration and production, and (ii) pipeline operations, which includes developmental projects. Substantially all of its assets consist of equity in its subsidiaries. The subsidiaries and affiliates are as follows:

         o        Blue Dolphin Petroleum Company, a Delaware corporation;

         o        Blue Dolphin Pipe Line Company, a Delaware corporation;

         o        Blue Dolphin Exploration Company, a Delaware corporation;

         o        Blue Dolphin Services Co., a Texas corporation;

         o        Petroport, Inc., a Delaware corporation;

         o New Avoca Gas Storage, LLC, a Texas limited liability company in which we own a 25% interest;

         o Drillmar, Inc., a Delaware corporation in which we own a 12.8% interest; and

         o        American Resources Offshore, Inc., a Delaware corporation;

         Our principal executive office is located at 801 Travis, Suite 2100, Houston, Texas, 77002, telephone number (713) 227-7660. Shore based facilities are maintained in Freeport, Texas serving our Gulf of Mexico operations. We have 9 full-time employees. Our common stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") Small Cap Market under the trading symbol "BDCO". Our home page address on the world wide web is http://www.blue-dolphin.com.

Recent Developments

         Abandonment of Buccaneer Field. We owned a 100% working interest in the Buccaneer Field. In November 2000, we elected to abandon the Buccaneer Field due to adverse developments in the field. In August 2001, we reached an agreement with Tetra Applied Technologies, Inc. ("Tetra") to remove the Buccaneer Field platforms for a cost of approximately $2.6 million. Pursuant to the agreement, we agreed to pay 20% upon completion of the abandonment operations and 5% per month for twelve months, with the remaining balance due in the thirteenth month. To provide security for the extended payment terms, we provided Tetra with a first lien on a 50% interest in the Blue Dolphin Pipeline System. Operations to remove the platforms commenced in August 2001 and were completed in August 2003. Before the removal operations were completed we commenced discussions with the Texas Parks and Wildlife Department ("TPW"), and were granted permission, to leave the underwater portion of the platforms in place as artificial reefs. We executed Deeds of Donation in January 2003. As a result of TPW's approval, the scope of the work to be performed by Tetra was changed to include reefing, from complete removal. Pursuant to the Deeds of Donation with TPW, we agreed to pay TPW $390,000, of which $350,000 represented half of the site clearance work that was eliminated (which payment the TPW required) and $40,000 represented the cost of buoys to mark the reef sites. While the scope of work with Tetra was changed, the contract price and payment terms remained unchanged. Our payments to Tetra began in September 2003. As of December 31, 2003, we had paid $.4 million to TPW, $.9 million to Tetra and $.3 million of other costs. At December 31, 2003, accounts payable includes $1.7 million due to Tetra, payable as described above. We also reduced our provision for the Buccaneer Field abandonment costs resulting in a gain of approximately $.5 million for the year ended December 31, 2003.

         Blue Dolphin Exploration provided the U.S. Minerals Management Service ("MMS") surety bonds in the amount of $4.2 million for its abandonment obligations for the Buccaneer Field. In January 2004, the surety terminated, and the bonds were released.

Pipeline Operations and Activities

         Our pipeline assets are held and operations conducted by Blue Dolphin Pipe Line Company.

         Our economic return on our pipeline system investments is solely dependent upon the amounts of gas and condensate gathered and transported through our pipeline systems. Competition for provision of gathering and transportation services, similar to those provided by us, is intense in the market areas we serve. See Competition below. Since contracts for provision of such services with third party producer/shippers may be for specified time periods, there can be no assurance that current or future producer/shippers will not subsequently tie-in to alternative transportation systems or that current rates charged will be maintained in the future. We actively market gathering and transportation services to prospective third party producer/shippers in the vicinity of our pipeline systems. Future utilization of the pipelines and related facilities will depend upon the success of drilling programs around the pipelines, and attraction, and retention, of producer/shippers to the systems.

         Blue Dolphin Pipeline System. We own an 83% undivided interest in the Blue Dolphin Pipeline System (the "Blue Dolphin System"). The Blue Dolphin System includes the Blue Dolphin Pipeline, Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of crude oil and condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the pipeline system shore facilities, pipeline easements and rights-of-way are located.

         The Blue Dolphin System gathers and transports gas and condensate from various offshore fields in the Galveston Area in the Gulf of Mexico to shore facilities located in Freeport, Texas. After processing, the gas is transported to an end user and a major intrastate pipeline system with further downstream tie-ins to other intrastate and interstate pipeline systems and end users. The Buccaneer Pipeline, an 8" liquids pipeline, transports crude oil and condensate from the storage tanks to our barge-loading terminal on the Intracoastal Waterway near Freeport, Texas for sale to third parties.

         The Blue Dolphin Pipeline consists of two segments. The offshore segment transports both gas and liquids (crude oil and condensate) and is comprised of approximately 34 miles of 20-inch pipeline from a platform in Galveston Area Block 288 to shore. An additional 4 miles onshore connects the offshore segment to the shore facility at Freeport, Texas. In 2001, we installed a platform in GA Block 288 to operate and maintain the Blue Dolphin Pipeline System as a result of our decision to abandon and remove the Buccaneer Field platforms in GA Blocks 288 and 296, which were previously used to operate and maintain the Blue Dolphin System. Additionally, the offshore segment includes 5 field gathering lines totaling approximately 27 miles, connected to the main 20-inch line. The system's onshore segment consists of approximately 2 miles of 16-inch pipeline for transportation of gas from the shore facility to a sales point at a Freeport, Texas chemical plants' complex and intrastate pipeline system tie-in.

         Various fees are charged to producer/shippers for provision of transportation and shore facility services. Current system capacity is approximately 160 MMcf per day of gas and 7,000 Bbls per day of crude oil and condensate. Gas throughput for the Blue Dolphin System averaged approximately 6% and 9% of capacity during 2003 and 2002, respectively. During 2003, 100% of gas and liquids volumes transported were attributable to production from third party producer/shippers. See Note 11 to the Consolidated Financial Statements included in Item 7.

         Galveston Area Block 350 Pipeline. We own an 83% ownership interest in an 8-inch, 12.78 mile pipeline extending from Galveston Area Block 350 to an interconnect to a transmission pipeline in GA Block 391 (the "GA 350 Pipeline"), approximately 14 miles south of our Blue Dolphin Pipeline. Current system capacity is 65 MMcf per day of gas. The pipeline currently transports approximately 14,000 Mcf of gas per day.

         Other. We also own an 83% undivided interest in the currently inactive Omega Pipeline. The Omega Pipeline originates in West Cameron Block 342 and extends to High Island Area, East Addition Block A-173, where it was previously connected to the High Island Offshore System ("HIOS"). The line could either be reconnected to HIOS, or a lateral pipeline could be constructed connecting into the Black Marlin Pipeline, approximately 14 miles to the west. Reactivation of the Omega Pipeline will be dependent upon future drilling activity in the vicinity and successfully attracting reserves to the system.

Avoca Gas Storage Project

         In November 1999, we formed New Avoca Gas Storage, LLC ("New Avoca") with WBI Holdings, Inc. ("WBI"), and together acquired the assets of Avoca Gas Storage, Inc. from Northeastern Gas Caverns ("Northeastern"). We have a 25% equity interest and are the manager of New Avoca. We record our investment in New Avoca by using the equity method of accounting. The existing New Avoca assets include:

         o Approximately 900 acres of land located south of Rochester near the town of Avoca, New York
         o        Pumps and a pipeline for fresh water
         o A pump house containing 12 pumps (6,400 HP) for the solution mining operation
         o        7 cavern wells - 4,000 feet deep
         o        6 brine disposal wells - 9,000 feet to 11,000 feet deep
         o A storage building with valves, fittings, and miscellaneous parts
         o        Electrical switch gear
         o        Solution mining equipment
         o        Compressor foundations

         The Avoca salt cavern gas storage project was conceived as a 5 Bcf working gas, storage facility. Its design provides for 250 Mmcf per day injection and 500 Mmcf per day withdrawal capacities, with deliveries into the Tennessee Gas Pipeline HC400 24" line and other area transmission lines.

         To create the gas storage facility, salt caverns must be created. To create the salt caverns, fresh water is injected from the surface to dissolve the salt formations below. The brine solution produced by this process must be continuously brought to the surface and then injected into underground disposal wells or disposed of in some other manner. The disposal wells must have sufficient porosity and permeability to accept the injected brine at a rate at least consistent with the rate at which brine is being produced during the creation of the salt caverns. The original owners of the Avoca gas storage assets conducted tests to determine the rate that the disposal wells would accept brine. New Avoca believes that the testing procedures used by the original owners of the project to analyze the rate at which the disposal wells could accept brine may have been flawed as a result of the accelerated pace at which the tests were conducted, and therefore yielded test results that were uncertain and did not conclusively support an acceptable rate of brine disposal. The original owners of the Avoca gas storage assets encountered technical and other difficulties as a result of the uncertainty of their test results. New Avoca has reviewed additional brine disposal options that could be used to accelerate the creation of the salt caverns.

         During 2000, New Avoca completed an analysis of the project. Based on this analysis and recent technological advances, New Avoca believes the disposal wells will be capable of handling the more moderate rates of brine injection expected to be produced under its proposed construction schedule. From October 2000 through February 2001, New Avoca tested the disposal wells to determine the rate that these wells will accept brine. In February 2001, as a result of mild seismic activity in the area surrounding Avoca, the New York State Department of Environmental Conservation requested that New Avoca stop testing the disposal wells. New Avoca stopped testing the wells, and does not plan on further testing at this time. As a viable solution for the brine disposal, New Avoca has studied the construction of a brine pipeline to deliver brine to one or more salt plants in the area. New Avoca also studied the transportation of brine to the salt plants by rail cars. New Avoca believes that a combination of the use of disposal wells and brine deliveries by either the pipeline or rail cars appears to be the most feasible means of brine disposal, and believes that it can negotiate an agreement with area salt plants to take the brine. New Avoca estimates that it will take between 9 months to 15 months to file and receive approval of its permit, and between 21 months to 2 years after approval of its permit to contract and begin operations at partial capacity, with another 2 years needed to complete construction and reach the full 5 Bcf capacity.

         We are currently, along with WBI, marketing our ownership interest in New Avoca. We also began marketing capacity to potential users of the project to enhance our sales effort. If we do not sell our interest in New Avoca, we will need to secure financing in order to proceed with the project or otherwise liquidate our interest. There can be no assurance that we will be able to sell our interest in New Avoca on acceptable terms or that we will be able to secure financing necessary to proceed with the project.

Oil and Gas Exploration and Production Activities

         Our oil and gas assets are held by Blue Dolphin Petroleum and Blue Dolphin Exploration. Our oil and gas exploration and production activities include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. We focus our oil and gas acquisition and exploration activities in the western and central Gulf of Mexico, and onshore Texas and Louisiana. The leasehold interests in properties held by us are subject to royalty, overriding royalty and interests of others. In the future, our properties may become subject to burdens and encumbrances typical to oil and gas operators, such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances.

         Certain terms that are commonly used in the oil and gas industry, including terms that define our rights and obligations with respect to our properties, are defined in the "Glossary of Certain Oil and Gas Terms" on pages 20 and 21 of this Form 10-KSB.

         Sale of Oil and Gas Properties. During 2002, we sold all of our interests in our American Resources oil and gas properties in two separate transactions described below. From October 2002 to late April 2003, we had no interest in any producing oil and gas properties.

         In July 2002, we sold our working interest in the South Timbalier Block 148 property for $2.3 million to Newfield Exploration Company. Production from this field accounted for 15% of our oil and gas sales revenues and 9% of our total revenues for the year ended December 31, 2002. In November 2002, we sold our working interest in all of our remaining American Resources proved oil and gas properties for $2.7 million to Fidelity Exploration & Production Company. Production from these fields accounted for 85% of our oil and gas sales revenues and 52% of our total revenues for the year ended December 31, 2002.

         The following is a description of our oil and gas exploration and production assets and activities:

         High Island Block A-7. In April 2003, we began to receive revenue from our 8.9% reversionary working interest in the High Island Block A-7 field, in the Gulf of Mexico, as a result of "payout" occurring. Payout occurred when all of the other working interest owners recovered their costs and expenses associated with developing the field from sales of gas and oil production from the field. High Island Block A-7 is located 33 miles offshore Texas in an average water depth of 39 feet. We own an 8.9% working interest in this lease that covers approximately 5,760 acres. The lease contains two wells which are operated by Spinnaker Exploration Company. During 2003, each of the wells was recompleted at a combined cost of approximately $107,000, net to our interest. During the year ended December 31, 2003, we recorded revenues from oil and gas sales of approximately $1,447,000 and associated operating expenses of approximately $144,000 from this field.

         High Island Block 34. In January 2004, it was determined that effective in August 2003, "payout" had occurred on the High Island Block 34 field, in which we own a 1.8% reversionary interest. High Island Block 34 is located 13.5 miles offshore Texas in an average water depth of 36 feet. This lease covers approximately 5,760 acres. The lease has one well that is operated by Hunt Petroleum. During the year ended December 31, 2003, we recorded revenues from oil and gas sales of approximately $61,000 and associated operating expenses of approximately $2,000.

         Offshore Oil and Gas Prospect Generation Activities. We suspended our prospect generation program in 2001 as a result of the withdrawal of our partner from the program. We developed oil and gas exploration prospects in the Gulf of Mexico for sale to third parties. In addition to recovering prospect development costs, we sought to retain a reversionary working interest in each drillable prospect we sold. Although the program is suspended, we own seismic and other data to evaluate and develop prospects, including a non-exclusive license to 200 blocks of 3-D seismic data covering 1,152,000 acres in the western Gulf of Mexico and a substantial inventory of close grid 2-D seismic data.

         In October 2003, we were awarded a lease on Galveston Area Block 287 in the Gulf of Mexico. We were the joint high bidder on this lease at the August 20, 2003 OCS Western Gulf of Mexico lease sale. We own a 50% working interest in the block with the remaining 50% held by Fidelity Exploration and Production Company ("Fidelity Exploration"). The net cost of this lease to us was approximately $80,000. We intend to sell our interest and retain a reversionary working interest. The Blue Dolphin Pipeline traverses this lease block.

         Unproved Leasehold Interests. Our leased prospect inventory, which we continue to market, consists of prospects on the following offshore leases:

         o        East Cameron Area Block 90
         o        East Cameron Area Block 94
         o        West Cameron Area Block 212
         o        Galveston Area Block 287

         We have after payout reversionary working interests in several offshore leases. These leases are:

         o        Galveston Area Block 297
         o        Galveston Area Block 271
         o        Galveston Area Block 284

         Other. In connection with our acquisition of a controlling interest in American Resources in December 1999, Fidelity Exploration acquired an 80% interest in American Resources' oil and gas assets located in the Gulf of Mexico and agreed to assign us 10% of their working interest in the proved properties of American Resources after they recovered their investment in these properties. In addition, Fidelity Oil agreed to assign us 15% of their working interest in each exploratory property after they recovered their investment in these exploratory properties on a property-by-property basis.

         In the fourth quarter 2001, Fidelity Exploration recovered their investment in the proved properties. However, instead of assigning 10% of their interest in the proved properties, Fidelity paid us $1.4 million in December 2001, for the property interest owed to us.

         In January 2004, Fidelity Exploration determined that the exploratory property located in High Island Block 34 paid out in August 2003 (see High Island Block 34 above).

         Proved Oil and Gas Reserves. We have prepared estimates of proved reserves, future net revenues, and discounted present value of future net revenues to our net interest as of December 31, 2003.

         The quantities of proved oil and gas reserves presented below include only those amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Therefore, proved reserves are limited to those quantities that are believed to be recoverable at prices and costs, and under regulatory practices and technology existing at the time of the estimate. Accordingly, changes in oil and gas prices, operation and development costs, regulations, technology, future production and other factors, many of which are beyond our control, could significantly affect the estimates of proved reserves and the discounted present value of future net revenues attributable thereto.

         Estimates of production and future net revenues cannot be expected to represent accurately the actual production or revenues that may be recognized with respect to oil and gas properties or the actual present market value of such properties. For further information concerning our Proved Reserves, changes in Proved Reserves, estimated future net revenues and costs incurred in our oil and gas activities and the discounted present value of estimated future net revenues from our Proved Reserves, see Note 12 - Supplemental Oil and Gas Information to Consolidated Financial Statements included in Item 7.

         The following table presents the estimates of Proved Reserves, Proved Developed Reserves, and Proved Undeveloped Reserves (as hereinafter defined), future net revenues and the discounted present value of future net revenues from Proved Reserves before income taxes to our net interest in oil and gas properties as of December 31, 2003. The discounted present value of future net revenues and future net revenues are calculated using the SEC Method (defined below) and are not intended to represent the current market value of the oil and gas reserves we own.

                                           PROVED RESERVES
                                     As of December 31, 2003 (1)(2)
                                                                                   Discounted
                              Net Oil           Net Gas           Future     Present Value of Future
                              Reserves          Reserves        Net Revenues     Net Revenues (1)
                              (Mbbls)            (Mmcf)        (in thousands)    (in thousands)
                           --------------    --------------    --------------    --------------
High Island Block A-7                 0.2              30.0    $          (98)   $          (77)
High Island Block 34                  0.1              11.7    $           40    $           39
                           --------------    --------------    --------------    --------------

Total Proved Reserves                 0.3              41.7    $          (58)   $          (38)
                           ==============    ==============    ==============    ==============

High Island Block A-7                 0.2              30.0    $          (98)   $          (77)

High Island Block 34                  0.1              11.7    $           40    $           39
                           --------------    --------------    --------------    --------------
Total Proved Developed
   Reserves                           0.3              41.7    $          (58)   $          (38)
                           ==============    ==============    ==============    ==============


         (1) The estimated discounted present value of future net revenues before deductions for income taxes from our Proved Reserves have been determined by using prices of $31.25 per barrel of oil and $5.23 per Mcf of gas, representing the December 31,

                  2003 prices for oil and gas and discounted at a 10% annual rate in accordance with requirements for reporting oil and gas reserves pursuant to regulations promulgated by the United States Securities and Exchange Commission (the "SEC Method"). At December 31, 2003, the value of our reserves is negative as a result of asset retirement obligations exceeding future revenues.

         (2) As of December 31, 2003, we reported no proved undeveloped reserves.

         Capital Expenditures for Proved Reserves. The following table presents information regarding the costs we expect to incur in development activities associated with our proved reserves. These expenditures include recompletion costs, workover costs and the cost of drilling additional wells required to recover proved reserves and the plugging and abandonment of wells. The information regarding proved reserves summarized in the preceding table assumes the following estimated capital expenditures in the years indicated.

                                       Estimated Capital Expenditures To Develop
                                                    Proved Reserves
                                           For the years ending December 31,
                                                    (in thousands)
                                      ------------------------------------------

                                       2004     2005     2006     2007     2008
                                      ------   ------   ------   ------   ------


High Island Block A-7                 $   27      186     --       --       --

High Island Block 34                    --         13     --       --       --

         We will continue to evaluate our capital expenditure program based on, among other things, demand and prices obtainable for our production. The availability of capital resources and the willingness of other working interest owners to participate in development operations may affect our timing for further development, and there can be no assurance that the timing of the development of such reserves will be as currently planned.

         Production, Price and Cost Data. The following table presents information regarding production volumes and revenues, average sales prices and costs (after deduction of royalties and interests of others) with respect to crude oil, condensate, and gas attributable to our interest for each of the periods indicated.

                       NET PRODUCTION, PRICE AND COST DATA

                                                 Year Ended December 31,
                                         ---------------------------------------
                                             2003          2002          2001
                                         -----------   -----------   -----------
Gas:
     Production (Mcf)                        274,268       418,895       815,184
     Revenue                             $ 1,513,182   $ 1,221,168   $ 3,607,910
     Average Production (Mcf) per day        1,138.3       1,147.7       2,233.4
     Average Sales Price
        Per Mcf                          $       5.52  $      2.92   $      4.43
Oil:
     Production (Bbls)                   $     2,271        28,230        40,769
     Revenue                             $    68,872   $   560,790   $ 1,086,292
     Average Production (Bbls) per day   $       9.4          77.3         111.7
     Average Sales Price
        Per Bbl                          $      30.33  $     19.87   $     26.65
Production Costs (*):
        Per Mcfe:                        $       0.51  $      0.88   $      1.06


(*) Production costs, exclusive of workover costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.

         Drilling Activity. During fiscal 2003 and 2002 there was no drilling activity.

         We maintain a professional staff and consultants capable of supervising and coordinating the operation and administration of our oil and gas properties and pipeline and other assets. From time to time, major maintenance, engineering and construction projects are contracted to third-party engineering and service companies.

Customers

         We generated revenues from both of our primary business segments. Revenues from major customers exceeding 10% of revenues were as follows for 2003 and 2002.

                                                  Oil and gas     Pipeline
                                                     sales       operations      Total
                                                  -----------   -----------   -----------
Year ended December 31, 2003:
     Spinnaker Exploration Company                $ 1,446,622          --       1,446,622
     Houston Exploration and Production Company


Year ended December 31, 2002:
     Houston Exploration and Production Company   $      --         290,223       290,293
     Apache Corporation                                  --         282,215       282,215


Competition

         The oil and gas industry is highly competitive in all segments. Increasingly vigorous competition occurs among oil, gas and other energy sources, and between producers, transporters, and distributors of oil and gas. Competition is particularly intense with respect to the acquisition of desirable producing properties and the marketing of oil and gas production. There is also competition for the acquisition of oil and gas leases suitable for exploration and for the hiring of experienced personnel to manage and operate our assets. Several highly competitive alternative transportation and delivery options exist for current and potential customers of our traditional gas and oil gathering and transportation business. Gas storage customers who would use the proposed Avoca Gas Storage system have alternatives, including depleted reservoir and other salt cavern storage systems. Competition also exists with other industries in supplying the energy and fuel needs of consumers.

Markets

         The availability of a ready market for oil and gas, and the prices of such oil and gas, depends upon a number of factors, which are beyond our control. These include, among other things, the level of domestic production, actions taken by foreign oil and gas producing nations, the availability of pipelines with adequate capacity, the availability of vessels for direct shipment, lightering and transshipment and other means of transportation, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, gas and refined products, and the extent of governmental regulation and taxation (under both present and future legislation) of the production, importation, refining, transportation, pricing, use and allocation of oil, gas, refined products and alternative fuels.

         In view of the many uncertainties affecting the supply and demand for crude oil, gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the gas and oil produced for sale or prices chargeable for transportation and storage services, which we provide.

Governmental Regulation

         The production, processing, marketing, and transportation of oil and gas, and the development of storage of gas by us are subject to federal, state and local regulations which can have a significant impact upon our overall operations.

         Federal Regulation of Natural Gas Transportation. The transportation and resale of gas in interstate commerce have been regulated by the Natural Gas Act, the Natural Gas Policy Act and the rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC"). In the past, the federal government has regulated the prices at which gas could be sold. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting producer sales of gas, effective January 1, 1993. Congress could, however, reenact price controls in the future.

         Although problems associated with inaccurate reporting to natural gas pricing indices have prompted FERC to conduct investigations and urge improved price discovery, gas sales remain deregulated. We cannot predict whether the FERC's actions will achieve the goal of increasing competition in the gas markets or how these, or future regulations will affect our operations or competitive position. However, we do not believe that any action taken will affect us in any way that materially differs from the way that such action affects our competitors.

         All of our pipelines located offshore in federal waters are subject to the requirements of the Outer Continental Shelf Lands Act ("OCSLA"). FERC has stated that nonjurisdictional gathering lines, as well as interstate pipelines, are fully subject to the open access and nondiscrimination requirements of OCSLA's Section 5, which generally authorizes the FERC to insure that gas pipelines on the Outer Continental Shelf ("OCS") will transport for non-owner shippers in a nondiscriminatory manner and will be operated in accordance with certain pro-competitive principles. Recent court rulings have clarified significant limitations on FERC's jurisdiction under the OCSLA, so that FERC has withdrawn reporting and recordkeeping requirements FERC had sought to impose on gas pipelines on the Outer Continental Shelf.

         Further FERC initiatives concerning possibly diminished Natural Gas Act regulation of pipelines on the OCS and/or broader regulation under the OCSLA remain possible and could cause increased regulatory compliance costs. Since all of our offshore pipelines fall within the exemption for feeder facilities and already operate on the basis required under OCSLA, we do not anticipate significant changes directly resulting from requirements concerning nondiscriminatory open access transportation. Moreover, if an offshore pipeline's throughput increases to the extent that the pipeline's capacity is completely utilized, under OCSLA, the FERC may be petitioned to direct capacity allocation on the pipeline. Accordingly, we cannot predict how application of the OCSLA to our pipelines may ultimately affect our operations.

         Aside from the OCSLA requirements and federal safety and operational regulations, regulation of gas gathering activities is primarily a matter of state oversight. Regulation of gathering activities in Texas includes various transportation, safety, environmental and non-discriminatory purchase/transport requirements.

         Federal Regulation of Oil Pipelines. Our operation of the Buccaneer Pipeline has been subject to a variety of regulations promulgated by the FERC and imposed on all oil pipelines pursuant to federal law. Recently, however, oil pipelines have been granted permanent exemptions from certain FERC filing requirements because of rulings that oil pipeline transportation tariff movements of crude petroleum occurring solely on or across the OCS, or across the OCS to onshore points where transportation ends are not subject to FERC jurisdiction under the OCSLA or the Interstate Commerce Act.

         Safety and Operational Regulations. Our operations are generally subject to safety and operational regulations administered primarily by the MMS, the U.S. Department of Transportation, the U.S. Coast Guard, the FERC and/or various state agencies. In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to leases and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms and structures. Violations of lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution. Currently, we believe that we are in material compliance with the various safety and operational regulations that we are subject to. However, as safety and operational regulations are frequently changed, we are unable to predict the future effect changes in these regulations will have on our operations, if any.

         Federal Oil and Gas Leases. All of our exploration and production operations are located on federal oil and gas leases in the OCS, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardize terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA that are subject to interpretation and change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurance that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. We are currently in compliance with the bonding requirements of the MMS. Under some circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.

         Our leases in the OCS provide for royalty payments on gas production calculated at some fraction of the value of the gas produced. OCS lessees have challenged the Department of Interior's rules and regulations which prohibit the natural gas producer from subtracting downstream marketing costs from royalties owed to the Federal government. The U.S. Court of Appeals for the District of Columbia on February 8, 2002 reversed the U.S. District Court for the District of Columbia and upheld the Department of Interior's rule that producers may not deduct costs such as downstream marketing costs, including aggregator/marketing fees or intra-hub transfer fees charged by pipelines to track paper transactions at a pipeline junction (not for physical transfers).

         With respect to our operations conducted on offshore federal leases, liability may generally be imposed under OCSLA for costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties. Under certain circumstances, including but not limited to conditions deemed a threat or harm to the environment, the MMS may also require any of our operations on federal leases to be suspended or terminated in the affected area. Furthermore, the MMS generally requires that offshore facilities be dismantled and removed within one year after production ceases or the lease expires.

         Environmental Regulation. Our activities with respect to (1) exploration, development and production of oil and natural gas and (2) the operation and construction of pipelines, plants, and other facilities for the transportation and processing, and storage of natural gas are subject to stringent environmental regulation by local, state and federal authorities, including the U.S. Environmental Protection Agency ("EPA"). Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells and related equipment. Similarly, such regulation has also increased the cost of design, construction, and operation of crude oil and natural gas pipelines and processing facilities. Although we believe that compliance with existing environmental regulations will not have a material adverse affect on operations or earnings, there can be no assurance that significant costs and liabilities, including civil and criminal penalties, will not be incurred. Moreover, future developments, such as stricter environmental laws and regulations or claims for personal injury or property damage resulting from our operations, could result in substantial costs and liabilities. It is not anticipated that, in response to such regulation, we will be required in the near future to expend amounts that are material relative to our total capital structure.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault or the legality of the original conduct, on responsible parties with respect to the release or threatened release of a "hazardous substance" into the environment. Responsible parties, which include the present owner or operator of a site where the release occurred, the owner or operator of the site at the time of disposal of the hazardous substance, and persons that disposed or arranged for the disposal of a hazardous substance at the site, are liable for response and remediation costs and for damages to natural resources. Petroleum and natural gas are excluded from the definition of "hazardous substances"; however, this exclusion does not apply to all materials used in our operations. At this time, neither we nor any of our predecessors have been designated as a potentially responsible party under CERCLA.

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

         We currently own or lease, or have in the past owned or leased, numerous properties used for the exploration and production of oil and gas or used to store and maintain equipment regularly used in these operations. Although our past operating and disposal practices at these properties were standard for the industry at the time, hydrocarbons or other substances may have been disposed of or released on or under these properties or on or under other locations. In addition, many of these properties have been operated by third parties whose waste handling activities were not under our control. These properties and any waste disposed thereon may be subject to CERCLA, RCRA, and state laws which could require us to remove or remediate wastes and other contamination or to perform remedial plugging operations to prevent future contamination.

         The Oil Pollution Act of 1990 ("OPA") and regulations promulgated thereunder include a variety of requirements related to the prevention of oil spills and impose liability for damages resulting from such spills. OPA imposes liability on owners and operators of onshore and offshore facilities and pipelines for removal costs and certain public and private damages arising from a spill. OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $75 million, and lesser liability limits for vessels depending upon their size. A party cannot take advantage of the liability limits if the spill is caused by gross negligence or willful misconduct or resulted from a violation of federal safety, construction, or operating regulations. If a party fails to report a spill or cooperate in the cleanup, liability limits likewise do not apply. OPA imposes ongoing requirements on responsible parties, including proof of financial responsibility for potential spills. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, oil throughput, proximity to sensitive areas, type of oil handled, history of discharges, worst-case spill potential and other factors. We believe we have established adequate financial responsibility. While the financial responsibility requirements under OPA may be amended to impose additional costs on us, the impact of such a change is not expected to be any more burdensome on us than on others similarly situated.

         The Clean Air Act and state air quality laws and regulations contain provisions that impose pollution control requirements on emissions to the air and require permits for construction and operation of certain emissions sources, including sources located offshore. We may be required to incur capital expenditures for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing emission-related issues, although we do not expect to be materially adversely affected by such expenditures.

         The Clean Water Act ("CWA") regulates the discharge of pollutants to waters of the United States and imposes permit requirements on such discharges, including discharges to wetlands. Federal regulations under the CWA and OPA require certain owners or operators of facilities that store or otherwise handle oil, to prepare and implement spill prevention, control and countermeasure plans and facility response plans relating to the possible discharge of oil into surface waters. With respect to certain of our operations, we are required to prepare and comply with such plans and to obtain and comply with permits. The CWA also prohibits spills of oil and hazardous substances to waters of the United States in excess of levels set by regulations and imposes liability in the event of a spill. State laws further provide varying civil and criminal penalties and liabilities for the spills to both surface and groundwaters. We believe we are in substantial compliance with the requirements of the CWA, OPA, and state laws, and that any non-compliance would not have a material adverse effect on us.

         Various federal and state programs regulate the conservation and development of coastal resources. The federal Coastal Zone Management Act was passed to preserve and, where possible, restore the natural resources of the Nation's coastal zone and to provide for federal grants for state management programs that regulate land use, water use and coastal development. Under the Louisiana Coastal Zone Management Program, coastal use permits are required for certain activities, even if the activity only partially infringes on the coastal zone. Among other things, projects involving use of state lands and water bottoms, dredge or fill activities that intersect with more than one body of water, mineral activities, including the exploration and production of oil and gas, and pipelines for the gathering, transportation or transmission of oil, gas and other minerals require such permits. General permits, which entail a reduced administrative burden, are available for a number of routine oil and gas activities. The Texas Coastal Coordination Act ("CCA") establishes the Texas Coastal Management Program that applies in the nineteen Texas counties that border the Gulf of Mexico and its tidal bays. The CCA provides for the review of state and federal agency rules and agency actions for consistency with the goals and policies of the Coastal Management Plan. These coastal programs may affect agency permitting of our facilities.

         Legislation and Rulemaking. In October 1996 the U.S. Congress enacted the Coast Guard Authorization Act of 1996 (P.L. 104-324) which amended the OPA to establish requirements for evidence of financial responsibility for certain offshore facilities. The amount required is $35 million for certain types of offshore facilities located seaward of the seaward boundary of a state, including properties used for oil transportation. We currently maintain this statutory $35 million coverage.

         Federal and state legislative rules and regulations are pending that, if enacted, could significantly affect the oil and gas industry. It is impossible to predict which of those federal and state proposals and rules, if any, will be adopted and what effect, if any, they would have on our operations.

         In addition, various federal, state and local laws and regulations covering the discharge of materials into the environment, occupational health and safety issues, or otherwise relating to the protection of public health and the environment, may affect our operations, expenses and costs. The trend in such regulation has been to place more restrictions and limitations on activities that may impact the general or work environment, such as emissions of pollutants, generation and disposal of wastes, and use and handling of chemical substances. It is not anticipated that, in response to such regulation, we will be required in the near future to expend amounts that are material relative to our total capital structure. However, it is possible that the costs of compliance with environmental and health and safety laws and regulations will continue to increase. Given the frequent changes made to environmental and health and safety regulations and laws, we are unable to predict the ultimate cost of compliance.

RISK FACTORS

         We need capital to meet our obligations during 2004. Our capital requirements raise substantial doubt about our ability to continue as a going concern.

         In order to satisfy our working capital and capital expenditure requirements for the year ending December 31, 2004, we believe that we will need to raise approximately $1.5 million of capital. We will need to arrange external financing and/or sell assets to raise the necessary capital.

         Historically, we have relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain our operations. There can be no assurance that we will be able to obtain financing or sell assets on commercially acceptable terms to meet our capital requirements. Our inability to raise capital may have a material adverse effect on our financial condition, ability to meet our obligations and operating needs, and results of operations.

         We are primarily dependent on revenues from our pipeline systems.

         As a result of our sale of substantially all of our proved oil and gas reserves in 2002 and the limited remaining reserves that were added in 2003, our future revenues are primarily dependent on the level of use of our pipeline systems. Various factors will influence the level of use of our pipeline systems including the amount of oil and gas production near our pipelines and our ability to attract new users. There are various competing pipelines in and around our pipeline systems that we vigorously compete with to attract new users to our pipeline systems. There can be no assurance that our marketing activities will result in attracting new oil and gas reserves to our pipeline systems.

         Our future success depends, in part, upon our ability to find, develop and acquire new oil and gas reserves and mid-stream (pipeline) assets.

         We are currently attempting to find and acquire properties containing proved reserves as well as mid-stream assets. Until we acquire additional proved reserves and/or mid-stream assets, substantially all of our revenues will be from our pipeline systems and reversionary interests in oil and gas properties. There can be no assurance that we will be able to acquire proved reserves or other assets.

         We face strong competition from larger companies that may negatively affect our ability to carry on operations.

         We operate in a highly competitive industry. Our competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers, many of which possess greater financial and other resources than we do. Our ability to successfully compete in the marketplace is affected by many factors.

         o Most of our competitors have greater financial resources than we do, which gives them better access to capital to acquire and develop oil and gas properties and acquire pipelines.

         o        Most of our competitors  have longer  operating  histories and
                  have  more  data  generally   available  to  them,   including
                  information relating to oil and gas properties and pipelines.

         o We often establish a higher standard for the minimum projected rate of return on an investment than some of our competitors since we cannot afford to absorb certain risks. We believe this puts us at a competitive disadvantage in acquiring oil and gas properties and pipelines.

         Oil and gas prices are volatile and a substantial and extended decline in the price of oil and gas would have a material adverse effect on us.

         Our revenues, profitability, operating cash flow and our potential for growth are largely dependent on prevailing oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, uncertainties within the market and a variety of other factors beyond our control. These factors include:

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

         In addition, low or declining oil and gas prices could have collateral effects that could adversely affect us, including the following:

         o reducing the exploration and development of oil and gas reserves held by third party companies around our pipeline systems;

         o increasing our dependence on external sources of capital to meet our cash needs; and

         o        impairing our ability to obtain needed equity.

         Volatile oil and gas prices also make it difficult to estimate the value of producing properties we may acquire and also make it difficult for us to budget for and project the return on acquisitions and development and exploitation projects.

         We cannot control the activities on properties we do not operate.

         Currently, other companies operate all of the oil and gas properties in which we have an interest. As a result, we will depend on the operator of the wells to properly conduct lease acquisition, drilling, completion and production operations. The failure of an operator, or the drilling contractors and other service providers selected by the operator to properly perform services, could adversely affect us, including the amount and timing of revenues, if any, we receive from our interest.

         We have and generally anticipate that we will typically own substantially less than a 50% working interest in our prospects and will therefore engage in joint operations with other working interest owners. In instances in which we own or control less than a majority of the working interest in a prospect, decisions affecting the prospect could be made by the owners of more than a majority of the working interest. For instance, if we are unwilling or unable to participate in the costs of operations approved by a majority of the working interests in a well, our working interest in the well (and possibly other wells on the prospect) will likely be subject to contractual "non-consent penalties". These penalties may include, for example, full or partial forfeiture of our interest in the well or a relinquishment of our interest in production from the well in favor of the participating working interest owners until the participating working interest owners have recovered a multiple of the costs which would have been borne by us if we had elected to participate, which often ranges from 400% to 600% of such costs.

         We have pursued, and intend to continue to pursue, acquisitions. Our business may be adversely affected if we cannot effectively integrate acquired operations.

         One of our business strategies has been to acquire operations and assets that are complementary to our existing businesses. Acquiring operations and assets involves financial, operational and legal risks. These risks include:

         o inadvertently becoming subject to liabilities of the acquired company that were unknown to us at the time of the acquisition, such as later asserted litigation matters or tax liabilities,

         o        the  difficulty  of  assimilating   operations,   systems  and
                  personnel of the acquired businesses, and

         o        maintaining  uniform  standards,   controls,   procedures  and
                  policies.

Any future acquisitions would likely result in an increase in expenses. In addition, competition from other potential buyers could cause us to pay a higher price than we otherwise might have to pay and reduce our acquisition opportunities. We are often out-bid by larger, better capitalized companies for acquisition opportunities we pursue. Moreover, our past success in making acquisitions and in integrating acquired businesses does not necessarily mean we will be successful in making acquisitions and integrating businesses in the future.

         Operating hazards, including those peculiar to the marine environment, may adversely affect our ability to conduct business.

         Our operations are subject to risks inherent in the oil and gas industry, such as:

         o sudden violent expulsions of oil, gas and mud while drilling a well, commonly referred to as a blowout;

         o a cave in and collapse of the earth's structure surrounding a well, commonly referred to as cratering;

         o        explosions;

         o        fires;

         o        pollution; and

         o        other environmental risks.

These risks could result in substantial losses to us from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Our offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions and more extensive governmental regulation. These regulations may, in certain circumstances, impose strict liability for pollution damage or result in the interruption or termination of operations.

         Losses and liabilities from uninsured or underinsured drilling and operating activities could have a material adverse effect on our financial condition and operations.

         We maintain several types of insurance to cover our operations, including maritime employer's liability and comprehensive general liability. Amounts over base coverages are provided by primary and excess umbrella liability policies with maximum limits of $50 million. We also maintain operator's extra expense coverage, which covers the control of drilled or producing wells as well as redrilling expenses and pollution coverage for wells out of control.

         We may not be able to maintain adequate insurance in the future at rates we consider reasonable or losses may exceed the maximum limits under our insurance policies. If a significant event that is not fully insured or indemnified occurs, it could materially and adversely affect our financial condition and results of operations.

         Compliance with environmental and other government regulations could be costly and could negatively impact production and pipeline operations.

         Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

         o require the acquisition of a permit before operations can be commenced;

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

         o require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and abandoning pipelines; and

         o impose substantial liabilities for pollution resulting from our operations.

         The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulations could have a significant impact on our operating costs, as well as on the oil and gas industry in general.

         Our operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred which could have a material adverse effect on our financial condition and results of operations. We maintain insurance coverage for our operations, including limited coverage for sudden and accidental environmental damages, but we do not believe that insurance coverage for environmental damages that occur over time or complete coverage for sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of our properties if certain environmental damages occur.

         The OPA imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the OPA, could have a material adverse impact on us.

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

         Nonoperating working interest. A working interest, or a fraction of a working interest, in a lease where the owner is not the operator of the lease.

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

Item 2. Description of Property

         Information appearing in Item 1 describing our oil and gas properties, pipelines and other assets under the caption "Description of Business" is incorporated herein by reference.

         We lease our executive offices in Houston, Texas, under an operating lease expiring December 31, 2006. Our aggregate annual lease payment obligation under this lease is approximately $195,000.

         In March 2003, we entered into a sublease agreement expiring December 31, 2006 for certain of our office space with Tri-Union Development Corporation.

Our annual receipts from this sublease will be approximately $78,500. One of our Directors, Mr. James M. Trimble, is the Chairman and Chief Executive Officer of Tri-Union.

Item 3. Legal Proceedings

         Neither us nor any of our property is subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5. Market for Common Stock and Related Stockholder Matters

Market Price for Common Stock

         Our common stock is quoted on the NASDAQ Small Cap Market under the symbol "BDCO". As of March 22, 2004, there were an estimated 600 stockholders of record and we estimate there are more than 1,000 beneficial owners of our common stock. NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the high and low bid price for the common stock as reported by the NASDAQ.

                                                     High             Low
                                                     ----             ---

       Quarter Ended March 31, 2002    .............$ 1.86           $ 1.52
       Quarter Ended June 30, 2002     .............$ 1.70           $ 0.60
       Quarter Ended September 30, 2002.............$ 0.79           $ 0.28
       Quarter Ended December 31, 2002 .............$ 0.81           $ 0.22
       Quarter Ended March 31, 2003    .............$ 0.63           $ 0.41
       Quarter Ended June 30, 2003     .............$ 1.85           $ 0.38
       Quarter Ended September 30, 2003.............$ 4.00           $ 0.75
       Quarter Ended December 31, 2003 .............$ 3.20           $ 1.65

         On July 15, 2002, we received a notice from the NASDAQ, that because our Common Stock traded below the minimum bid requirement of $1.00 for 30 consecutive trading days the Common Stock would be delisted if our bid price did not close above $1.00 for 10 consecutive trading days by January 15, 2003. This deadline to regain compliance with NASDAQ's listing requirements was extended to October 8, 2003. On August 27, 2003, we received a notice from the NASDAQ that we had regained compliance with the listing requirements as a result of the bid price of our common stock closing above $1.00 for 10 consecutive trading days. If our common stock were to trade below the minimum bid requirement of $1.00 for 30 consecutive trading days, the bid price of our common stock would again be required to close above $1.00 for 10 consecutive trading days to avoid delisting.

Dividend Policy

         We have not declared or paid any dividends on our common stock since our incorporation. We currently intend to retain earnings for our capital needs and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Previously, we were restricted, pursuant to a loan agreement from paying dividends on the common stock if there was an outstanding balance under the loan agreement. Any loan agreements which we may enter into in the future will likely contain restrictions on the payment of dividends on our common stock. Future policy with respect to dividends will be determined by our Board of Directors based upon our earnings and financial condition, capital requirements and other considerations. We are a holding company that conducts substantially all of our operations through our subsidiaries. As a result, our ability to pay dividends on the common stock is dependent on the cash flow of our subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plan

         We have 501,919 shares of common stock reserved for issuance under our stock option plans. See Note 7 to the Consolidated Financial Statements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is a review of certain aspects of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements included in Item 7. and Item 1. Description of Business.

EXECUTIVE SUMMARY
-----------------

         We are engaged in two lines of business; pipeline operations and oil and gas exploration and production. We conduct our operations through our subsidiaries. We provide pipeline transportation services to producer/shippers, and sell oil and gas from our producing properties. Our assets primarily are located offshore and onshore in the Texas Gulf coast area. We also own an interest in and manage the New Avoca gas storage project located in Avoca, New York.

         Our future cash flows are subject to a number of variables, primarily utilization of our pipeline systems. Although approximately 57% of our revenues for the year ended December 31, 2003 were from sales of oil and gas production from the High Island Block A-7 field, oil and gas production from the High Island Block A-7 field has declined significantly and production is expected to cease by the third quarter 2004, and we expect a significant portion of our revenues in 2004 will be derived from utilization of our pipeline systems. As a result of our expected decline in revenues from oil and gas sales and our remaining payments associated with the abandonment/reefing of the Buccaneer Field of approximately $1.7 million during 2004, we will need to raise approximately $1.5 million of capital. Our inability to raise capital may have a material adverse effect on our financial condition, ability to meet our obligations and operating needs, and results of operations. As a result of potential liquidity problems, our auditors, Mann Frankfort Stein & Lipp CPAs, L.L.P. added an explanatory paragraph in their opinion on our consolidated financial statements as of and for the year ended December 31, 2003, indicating that substantial doubt exists about our ability to continue as a going concern. See Note 2 in Item 7 of the Consolidated Financial Statements.

         In addition to satisfying our liquidity and capital needs, our focus in 2004 is to increase utilization of existing assets, strategic acquisitions and cost management. Our long-term goal is to create greater value for our stockholders.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Historically, we have relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain our operations. We incurred a net loss of $793,058 and we have an accumulative deficit of $21,332,863 at December 31, 2003. These factors combined with the cash requirements inherent in our businesses raise substantial doubt about or ability to continue as a going concern. Our long-term viability as a going concern is dependent upon the following factors:

         o our ability to raise capital to meet current commitments and fund the continuation of our business operations; and

         o our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations.

         The following table summarizes certain of our contractual obligations and other commercial commitments at December 31, 2003 (amounts in thousands).



                                                          Payments Due by Period
                                                          ----------------------
            Contractual                           1 year                              After
            Obligations               Total      or less    2-3 years   4-5 years    5 years
            -----------             ---------   ---------   ---------   ---------   ---------
Accounts Payable - Tetra            $   1,737       1,737        --          --          --
Long-Term Debt                            837        --           837        --          --
Operating Leases, net of sublease         361         124         237        --          --
                                    ---------   ---------   ---------   ---------   ---------
Total Contractual
Obligations                         $   2,935       1,861       1,074        --          --
                                    =========   =========   =========   =========   =========

                                                  Amount of Commitment Expiration Per Period
                                                  ------------------------------------------
          Other Commercial                       1 year                               After
            Commitments               Total      or less    2-3 years   4-5 years    5 years
            -----------             ---------   ---------   ---------   ---------   ---------

Abandonment - Costs                 $   1,552        --           199        --         1,353
                                    ---------   ---------   ---------   ---------   ---------
Total Commercial
Obligations                         $   1,552        --           199        --         1,353
                                    =========   =========   =========   =========   =========

         The following table summarizes our financial position for the periods indicated:







                                                      December 31,
                                                 (amounts in thousands)
                                       -----------------------------------------
                                               2003                  2002
                                       -------------------   -------------------

                                        Amount        %       Amount       %
                                       --------   --------   --------   --------

Working Capital                        $    680          9   $  2,243         29
Property and equipment, net               5,775         79      4,687         60
Other noncurrent assets                     848         12        845         11
                                       --------   --------   --------   --------

      Total                            $  7,303        100   $  7,775        100
                                       ========   ========   ========   ========

Long-term Liabilities                  $  2,302         32   $  2,010         26
Stockholders' equity                      5,001         68      5,765         74
                                       --------   --------   --------   --------

        Total                          $  7,303        100   $  7,775        100
                                       ========   ========   ========   ========

         The change in our financial position from December 31, 2002 to December 31, 2003, was primarily due to the adoption of SFAS No. 143 regarding accounting for asset retirement obligations, and the payment of approximately $1.6 million of Buccaneer Field abandonment costs. See Note 1 in Item 7 of the Consolidated Financial Statements.

         The net cash provided by or used in operating, investing and financing activities is summarized below:

                                                      Years Ended December 31,
                                                     ---------------------------
                                                        (amounts in thousands)
                                                         2003           2002
                                                     -----------    -----------
Net cash provided by (used in):
      Operating activities                           $    (1,365)   $    (2,836)
      Investing activities                                  (338)         3,898
      Financing activities                                  --             --
                                                     -----------    -----------
Net increase (decrease) in cash                      $    (1,703)   $     1,062
                                                     ===========    ===========

         The net cash used in operating activities during the year ended December 31, 2003, primarily reflects the payment of Buccaneer Field abandonment costs. In August 2003, we completed the abandonment/reefing of the Buccaneer
Field. See Recent Developments in Item 1. During 2003, we paid abandonment/reefing costs of approximately $1.6 million. Remaining costs of $1.7 million are due to our contractor, Tetra, with whom we arranged payment terms. The remaining payments include nine monthly installments of $133,600 and a final payment of $534,400 due in October 2004.

         During 2002, we sold substantially all of our interests in our proved oil and gas properties for approximately $5.0 million. The properties sold generated all of our oil and gas sales revenues in 2002. From October 2002 to late April 2003, we had no interest in any producing oil and gas properties. In late April 2003, we began to receive revenue from our 8.9% reversionary working interest in the High Island Area Block A-7 field, in the Gulf of Mexico. See "Sale of Oil and Gas Properties" and "High Island Block A-7" in Item 1. Oil and gas production from this field now comes from one well that currently produces at a gross rate of 2.4 MMcf/day. During the year ended December 31, 2003, we recorded revenues from oil and gas sales of approximately $1,447,000 and associated operating expenses of approximately $144,000, from this field.

         During 2003, we incurred capital expenditures of approximately $107,000 for development of our proved reserves. The reserves and future net revenues presented in Item 1 "Description of Business" reflect projected capital expenditures totaling $27,000 and $199,000 in the years ending December 31, 2004 and 2005, respectively. Capital expenditures in 2005 represent the abandonment costs of our High Island Block A-7 and 34 properties. Additionally in 2003, we incurred capital expenditures of approximately $80,000 for a 50% interest in the Galveston Block 287 lease. We intend to sell our interest and retain a reversionary interest in this lease block. See "Offshore Oil and Gas Prospect Generation Activities" in Item 1.

         We have significant available capacity in our Blue Dolphin Pipeline system in a market area that we believe is experiencing an increased level of interest by oil and gas operators. Natural gas transportation throughput on our Blue Dolphin Pipeline system is currently 8 MMBtu per day representing 6% of system capacity. Future utilization of our pipeline and related facilities will depend upon the success of drilling programs around our pipeline systems, and attraction and retention of producer/shippers to the systems. As a result of increased leasing activities around the Blue Dolphin Pipeline system and anticipated drilling activity, we expect that utilization of the Blue Dolphin Pipeline system will increase in late 2004 or 2005.

         We currently are continuing our efforts to sell our interest in the New Avoca gas storage project. To enhance this effort, we began marketing prospective capacity to potential users of the project. During 2003, we incurred costs associated with the development of New Avoca of approximately $94,000 net to our interest. We currently expect that costs net to our interest during the year ending December 31, 2004 will be approximately $80,000.

         In February 2002, we acquired an additional 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC Pipeline and Processing Group, Inc. ("MCNIC"). Pursuant to the terms of the purchase and sales agreement, Blue Dolphin Pipeline Company issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. See Note 5 to the Consolidated Financial Statements. As of December 31, 2003, the amount owed MCNIC is $750,000 plus accrued interest of $87,245.

RESULTS OF OPERATIONS

         For the year ended December 31, 2003 ("2003"), we reported a net loss of $793,058, compared to net income of $482,054 for the year ended December 31, 2002 ("2002").

         2003 compared to 2002
         ---------------------

         Revenue from oil and gas sales. Our revenues from oil and gas sales decreased by $199,904 in 2003, from those of 2002. The decrease was primarily due to the sale of oil and gas properties in the second half of 2002. The properties sold represented all of our 2002 oil and gas sales. 2003 revenues include approximately $1.4 million in sales from our interest in the High Island Block A-7 field, which interest was received in April 2003, $.1 million in sales from our interest in the High Island Block 34 field, which interest was received effective in August 2003, and approximately $.1 million for adjustments for periods prior to the sale of oil and gas properties in 2002.

         Revenue from pipeline operations. Revenues from pipeline operations decreased by $193,559 or 17% in 2003 to $934,760. The decrease was due primarily to a decrease in transportation volumes on the Blue Dolphin Pipeline system of 33% resulting in a decrease in revenues of approximately $267,000, offset in part by a 44% increase in revenues of approximately $73,000 from the GA 350 Pipeline.

         Lease operating expenses. Lease operating expenses for 2003 decreased by $332,264, or 64% from 2002. The decrease resulted primarily from the sale of our proved oil and gas reserves during 2002, offset in part by expenses incurred primarily from our interest in the High Island A-7 field in 2003.

         Pipeline operating expenses. Pipeline operating expenses in 2003 increased by $360,122 from $838,607 in 2002. The increase was due to increased insurance premiums of approximately $.1 million, legal costs of approximately $.1 million, and repairs and maintenance of approximately $.1 million. These legal costs are associated with an action filed against us, the outcome of which we do not believe will have a material impact on us. However, if this litigation continues for a prolonged period of time we would incur significant legal expenses, which could have a material effect on our financial condition.

         Depletion, depreciation and amortization expense. Depletion, depreciation and amortization expenses decreased by $330,590 from 2002. In 2002 we recorded depletion of approximately $.6 million associated with the oil and gas properties sold in the second half of 2002 compared to depletion of approximately $.1 million recorded in 2003. Pipeline depreciation expense increased by approximately $.1 million in 2003, due to depreciation expense associated with the offshore platform used to maintain the Blue Dolphin Pipeline system and the associated asset retirement obligation.

         Impairment of assets and bad debt expense. In 2003, we recorded a partial impairment of our oil and gas properties of approximately $89,000, do to the decline in proved reserves from our interest in the High Island Block A-7 field. In 2002, we elected to record a full impairment of our investment in Drillmar of $.3 million and a full reserve for the accounts receivable amount owed from Drillmar of $.2 million due to Drillmar's working capital deficiency and delays in securing capital funding.

         General and administrative expenses. General and administrative expenses for 2003 decreased $822,023 from 2002. The decrease in 2003 is primarily due to a cost reduction program initiated in 2002 that resulted in a reduction in personnel and related costs of approximately $.5 million, elimination of legal costs associated with litigation that was settled in the previous period of approximately $.2 million and a reduction in rental expense as a result of subleasing certain of our office space of approximately $.1 million.

         Interest and other  expense.  Interest and other  expense  decreased by
$84,554 in 2003. In 2003, we incurred costs of approximately $.1 million associated with capital funding activities. In 2002, we recorded an expense associated with the settlement of litigation of approximately $0.3 million and costs associated with unsuccessful acquisitions and other expenses of approximately $0.1 million, offset in part by a reduction of the payment to Den norske Bank of approximately $0.2 million, associated with our acquisition of American Resources in 1999.

         Gain on sale of assets. In 2002, we recorded gains on the sale of our proved oil and gas reserves of $2.2 million.

         Interest and other income. Interest and other income decreased $15,773 in 2003. In 2003 and 2002, we recorded a $0.5 and $0.7 million reduction in our provision for the Buccaneer Field abandonment costs, respectively.

         Equity in income (losses) of affiliate. In 2003 and 2002, we recorded income (loss) from our equity interest in New Avoca of ($90,764) and $60,158, respectively.

         Cumulative effect of a change in accounting principal. In 2003, as a result of our adoption of SFAS No. 143, we recorded accretion expense of $80,428, reflecting an increase in future asset retirement obligations, and we recorded a cumulative effect adjustment at January 1, 2003 of a change in accounting principle for asset retirement obligations of $40,455. See Note 1 in
Item 7 of the Consolidated Financial Statements.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules at or before their adoption, and believe the proper implementation and consistent application of the accounting rules is critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by comparatively analyzing similar situations and reviewing the accounting guidance governing them, and may consult with our independent accountants about the appropriate interpretation and application of these policies.

Our most critical accounting policy currently relates to the accounting for the impairment of long-lived assets, which include primarily our pipeline assets, as of December 31, 2003.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. Currently, our pipeline assets are significantly under utilized and therefore is an indicator of possible impairment at December 31, 2003. Accordingly, we developed future cash flows as of December 31, 2003 expected to be generated from our pipeline assets based on certain assumptions. The most significant assumption made in connection with the preparation of expected future cash flows is the assumption that pipeline throughput volumes will increase over the next few years due to the current leasing and prospective drilling activity surrounding our pipelines. Based on the results of the impairment test, which indicates expected future undiscounted cash flows are in excess of the pipeline assets net carrying value, no impairment has been recorded as of December 31, 2003.

The accounting for future abandonment costs changed on January 1, 2003 with the adoption of SFAS No. 143. This new standard requires that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Future asset retirement costs include costs to dismantle and relocate or dispose of our offshore platforms, pipeline systems and related onshore facilities and restoration costs of land and seabed. We develop estimates of these costs for each of our assets based upon the type of platform structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future abandonment costs on an annual basis.

Recently Issued Accounting Pronouncements and Accounting Developments

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Instruments that have an unconditional obligation requiring the issuer to redeem the instrument by transferring an asset at a specified date are required to be classified as liabilities on the balance sheet. Instruments that require the issuance of a variable number of equity shares by the issuer generally do not have the risks associated with equity instruments and as such should also be classified as liabilities on the balance sheet. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position or results of operations or cash flows.

         In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities--An Interpretation of ARB No. 51." In December 2003, the FASB issued the updated and final interpretation, FIN No. 46R. FIN No. 46R requires that an equity investor in a variable interest entity have significant equity at risk (generally a minimum of 10%, which is an increase from the 3% required under previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the variable interest entity as the primary beneficiary. The disclosure requirements of FIN No. 46 were effective for financial statements initially issued after January 31, 2003, regardless of the date on which the variable interest entity was created. The recognition and measurement requirements of FIN No. 46 for variable interest entities created after January 31, 2003, were effective immediately. For variable interest entities created before February 1, 2003, the provisions of FIN No. 46 (other than the disclosure provisions) were effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. FIN No. 46R is effective as of December 31, 2004; this effective date includes those entities to which FIN No. 46 had previously been applied. However, prior to the required application of FIN No. 46R, for variable interest entities that are considered to be special-purpose entities this interpretation is effective as of December 31, 2003. If FIN No. 46 had been applied to an entity prior to the effective date of FIN No. 46R, then the entity shall either continue to apply FIN No. 46 until the effective date of FIN No. 46R or apply FIN No. 46R at an earlier date. The adoption of FIN No. 46 and FIN No. 46R did and are not expected to have a material impact on our consolidated financial position or results of operations or cash flows.

         In July 2003, an issue was brought before the FASB regarding whether or not contract-based oil and gas mineral rights held by lease or contract
("mineral rights") should be recorded or disclosed as intangible assets. The issue presents a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations," and, therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statements, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas companies. The Emerging Issues Task Force has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how we classify these assets. Should such a change be required, the amounts related to business combinations and major asset purchases that would be classified as "intangible undeveloped mineral interest" are immaterial as of December 31, 2003. The amounts related to business combinations and major asset purchases that would be classified as "intangible developed mineral interest" are also immaterial as of December 31, 2003 .

Item 7. Financial Statements and Supplementary Data

        Index to Financial Statements:                                      Page
                                                                            ----

        Independent Auditors' Report........................................  31

        Consolidated Balance Sheet, at December 31, 2003....................  32

        Consolidated Statements of Operations, for the years
               ended December 31, 2003 and 2002.............................  34

        Consolidated Statements of Stockholders' Equity, for the
               years ended December 31, 2003 and 2002.......................  35

        Consolidated Statements of Cash Flows, for the years
               ended December 31, 2003 and 2002.............................  36

             Notes to Consolidated Financial Statements.....................  38

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
Blue Dolphin Energy Company

We have  audited the  accompanying  consolidated  balance  sheet of Blue Dolphin
Energy Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Dolphin Energy Company and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations in recent years and has projected a cash deficit for 2004. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003.




/s/ Mann Frankfort Stein & Lipp CPAs, LLP
Houston, Texas
March 5, 2004

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 2003


                                     Assets
                                     ------

Current assets:
    Cash and cash equivalents                                         $2,702,892
    Trade accounts receivable                                            471,819
    Related party receivable                                              17,266
    Prepaid expenses and other assets                                    157,654
                                                                      ----------

                    Total current assets                               3,349,631

Property and equipment, at cost:
    Oil and gas properties, including $160,697
      of unproved leasehold cost (full-cost method)                      525,688
    Pipelines                                                          4,546,287
    Onshore separation and handling facilities                         1,664,128
    Land                                                                 860,275
    Other property and equipment                                         305,041
                                                                      ----------

                                                                       7,901,419
    Less accumulated depletion, depreciation,
       amortization, and impairment                                    2,126,963
                                                                      ----------

                                                                       5,774,456

Deferred federal income tax                                              244,444
Investment in New Avoca                                                  588,699
Other assets                                                              14,664
                                                                      ----------

                                                                      $9,971,894
                                                                      ==========





See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                December 31, 2003


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Trade accounts payable                                         $  2,557,972
    Accrued expenses and other liabilities                              111,390
                                                                   ------------

                    Total current liabilities                         2,669,362

Long-term liabilities:
              Note payable                                              750,000
              Asset retirement obligations                            1,551,509
                                                                   ------------

                    Total long-term liabilities                       2,301,509

Stockholders' equity:
              Common stock, $.01 par value, 10,000,000 shares
                 authorized and 6,657,845 shares issued
                 and outstanding                                         66,578
              Additional paid-in capital                             26,267,308
              Accumulated deficit                                   (21,332,863)
                                                                   ------------

                    Total stockholders' equity                        5,001,023
                                                                   ------------
                                                                   $  9,971,894
                                                                   ============
















See accompanying notes to consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2003 and 2002

                                                                                  2003           2002
                                                                              -----------    -----------
Revenue from operations:
    Oil and gas sales                                                         $ 1,582,054    $ 1,781,958
    Pipeline operations                                                           934,760      1,128,319
                                                                              -----------    -----------

                    Revenue from operations                                     2,516,814      2,910,277
Cost of operations:
    Lease operating expenses                                                      186,656        518,920
    Pipeline operating expenses                                                 1,198,729        838,607
    Depletion, depreciation and amortization                                      488,052        818,642
    Impairment of assets                                                           88,819        339,984
    General and administrative expenses                                         1,685,693      2,507,716
    Accretion expense                                                              80,428           --
                                                                              -----------    -----------

                    Cost of operations                                          3,728,377      5,023,869
                                                                              -----------    -----------

                    Loss from operations                                       (1,211,563)    (2,113,592)

Other income (expense):
    Interest and other expense                                                   (135,047)      (219,601)
    Gain on sale of assets                                                           --        2,220,549
    Interest and other income                                                     684,771        700,544
    Bad debt expense                                                                 --         (221,750)
    Equity in income (losses) of affiliate                                        (90,764)        60,158
                                                                              -----------    -----------

                    Income (loss) before minority interest and income taxes      (752,603)       426,308

Minority interest                                                                    --           55,746

Income tax expense                                                                   --             --
                                                                              -----------    -----------
Income before cumulative effect of a change
    in accounting principle                                                      (752,603)       482,054
Cumulative effect of a change in accounting principle
    for asset retirement obligations                                              (40,455)          --
                                                                              -----------    -----------

                    Net income (loss)                                         $  (793,058)   $   482,054
                                                                              ===========    ===========

Income (loss) per common share - basic
    Income before accounting change                                           $     (0.11)   $      0.08
                                                                              ===========    ===========
    Cumulative effect of a change in accounting principle                     $     (0.01)   $      --
                                                                              ===========    ===========
    Net income (loss)                                                         $     (0.12)   $      0.08
                                                                              ===========    ===========

Income (loss) per common share - diluted
    Income before accounting change                                           $     (0.11)   $      0.08
                                                                              ===========    ===========
    Cumulative effect of a change in accounting principle                     $     (0.01)   $      --
                                                                              ===========    ===========
    Net income (loss)                                                         $     (0.12)   $      0.08
                                                                              ===========    ===========
Weighted average number of common shares
    - basic                                                                     6,640,285      6,343,834
                                                                              ===========    ===========
    - diluted                                                                   6,640,285      6,359,072
                                                                              ===========    ===========

See accompanying notes to consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2003 and 2002


                                                             Additional                     Total
                                                Common        paid-in     Accumulated   stockholders'
                                                 stock        capital       deficit         equity
                                              -----------   -----------   -----------    -----------

Balance at December 31, 2001                  $    60,915    25,722,060   (21,021,859)     4,761,116

    Acquire minority interest of subsidiary         2,773       360,173          --          362,946

    Common stock issued for services                2,378       156,865          --          159,243

    Net income                                       --            --         482,054        482,054
                                              -----------   -----------   -----------    -----------

Balance at December 31, 2002                  $    66,066    26,239,098   (20,539,805)     5,765,359

    Common stock issued for services                  512        28,210          --           28,722

    Net Loss                                         --            --        (793,058)      (793,058)
                                              -----------   -----------   -----------    -----------
Balance at December 31, 2003                       66,578    26,267,308   (21,332,863)     5,001,023
                                              ===========   ===========   ===========    ===========



See accompanying notes to consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2003 and 2002


                                                                          2003           2002
                                                                      -----------    -----------
Operating activities:
    Net income (loss)                                                 $  (793,058)   $   482,054
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
          Depletion, depreciation and amortization                        488,052        818,642
          Minority interest                                                  --          (55,746)
          Gain on sale of assets                                             --       (2,220,549)
          Impairment of assets                                             88,819        339,984
          Change in Abandonment costs                                    (500,589)      (410,816)
          Accretion of asset retirement obligations                        80,428           --
          Change in accounting principle                                   40,455           --
          Equity in (income) loss of affiliate                             90,764        (60,158)
          Bad debt expense                                                   --          221,750
          Common stock issued for services                                 28,722        159,243
          Changes in operating assets and liabilities:
             Trade accounts receivable and related party receivable        26,207        521,197
             Prepaid expenses and other assets                            137,289       (130,367)
             Abandonment costs incurred                                (3,288,413)      (194,592)
             Trade accounts payable,
                 accrued expenses and other liabilities                 2,236,867     (2,307,021)
                                                                      -----------    -----------

                      Net cash used in
                      operating activities                             (1,364,457)    (2,836,379)

Investing activities:
              Exploration and development costs                          (190,237)      (512,393)
              Purchases of property and equipment                         (54,256)      (180,600)
              Net proceeds from sale of assets                               --        5,030,000
              Development costs - New Avoca                               (93,834)       (82,000)
              Purchase of minority interest in subsidiary                    --         (356,512)
                                                                      -----------    -----------

                      Net cash provided by (used in)
                        investing activities                             (338,327)     3,898,495
                                                                      -----------    -----------

See accompanying notes to consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                     Years ended December 31, 2003 and 2002


                                                                       2003           2002
                                                                   -----------    -----------

Financing activities                                                      --             --
                                                                   -----------    -----------


                Increase (decrease) in cash and cash equivalents    (1,702,784)     1,062,116

Cash and cash equivalents at beginning of year                       4,405,676      3,343,560
                                                                   -----------    -----------

Cash and cash equivalents at end of year                           $ 2,702,892    $ 4,405,676
                                                                   ===========    ===========


Supplementary cash flow information:
    Interest paid                                                  $      --      $     2,755
                                                                   ===========    ===========


Non cash investing and financing activities
    Purchase of property and equipment financed with debt          $      --      $   750,000
                                                                   ===========    ===========



See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

(1)  Organization and Significant Accounting Policies

     Organization

     Blue Dolphin Energy Company was incorporated in Delaware in January 1986 to engage in oil and gas exploration, production and acquisition activities and oil and gas transportation and marketing. We were formed pursuant to a reorganization effective June 9, 1986.

     Principles of Consolidation

     Our  consolidated   financial   statements  include  the  accounts  of  our
     wholly-owned  subsidiaries.   All  significant  intercompany  balances  and
     transactions have been eliminated in consolidation.

     Accounting Estimates

     We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and to the disclosure of contingent assets and liabilities including reserve information which affects the depletion calculation as well as the computation of the full cost ceiling limitation to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimated.

     Cash Equivalents

     Cash equivalents include liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions which at times, exceed insured limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.

     Oil and Gas Properties

     Oil and gas properties are accounted for using the full-cost method of accounting, whereby all costs associated with acquisition, exploration, and development of oil and gas properties, including directly related internal costs, are capitalized on a country-by-country cost center basis. We utilize one cost center for all of our properties. Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Provision for the estimated costs of offshore platform and well abandonment, net of salvage value, is computed on the units of production method and is included in depletion, depreciation and amortization. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or impairment has occurred. For the year ended December 31, 2003, we recorded a partial impairment of our oil and gas properties of approximately $.1 million.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Estimated proved oil and gas reserves are based upon reports prepared internally by us. The net carrying value of oil and gas properties, less related deferred income taxes, is limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate applied) of estimated future net revenues from proved reserves, after giving effect to income taxes, and the lower of cost or estimated fair value of unproved properties. Disposition of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

     The following table reflects the depletion expense incurred from oil and gas properties during the periods indicated:

                                                   Year Ended
                                                   December 31,
                                                 2003       2002
                                               --------   --------
                   Depletion expense per Mcf
                   equivalent
                   produced                    $   0.51   $   1.05
                                               ========   ========

     At December 31, 2003 oil and gas properties included $160,697 of unproved leasehold costs that are not being amortized. These costs will begin to be amortized when they are evaluated and proved reserves are discovered, impairment is indicated or when the lease term expires. Unproved leasehold costs consist of interests in federal leases located in the Gulf of Mexico with expiration dates ranging from November 2004 to November 2008. In order to retain the leases after the primary term, they must be producing or development operations must be in progress. The leases have primary terms of 5 years. Development of these leases is dependent upon the other owners of the leases to initiate a plan of development.

     The following table reflects the periods when costs were incurred for unproved leasehold costs:

                                                              December 31,
                                                       --------------------------
                                            Total         2003            2002       Prior Years
                                         -----------   -----------    -----------    -----------
      Property acquisition costs, net*   $   121,561        20,464        (76,421)       177,518

      Exploration costs, net*                 39,136          --           (5,178)        44,314
                                         -----------   -----------    -----------    -----------

                                         $   160,697        20,464        (81,599)       221,832
                                         ===========   ===========    ===========    ===========

     * Costs are net of leasehold costs transferred to the amortization base when they are evaluated and proved reserves are discovered, impairment is indicated or when the lease term expires.

     We capitalize interest on expenditures made in connection with significant exploration and production projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest has been capitalized for the periods reflected herein.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

          In July 2003, an issue was brought before the FASB regarding whether or not contract-based oil and gas mineral rights held by lease or contract ("mineral rights") should be recorded or disclosed as intangible assets. The issue presents a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations," and, therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statements, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas companies. The Emerging Issues Task Force (EITF) has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how we classify these assets. Should such a change be required, the amounts related to business combinations and major asset purchases that would be classified as "intangible undeveloped mineral interest" are immaterial as of December 31, 2003. The amounts related to business combinations and major asset purchases that would be classified as "intangible developed mineral interest" are also immaterial as of December 31, 2003 .

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

     Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

     SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

     SFAS 143 amended Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19") to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset. Under the provisions of SFAS 19, asset retirement obligations were recognized using a cost-accumulation approach. Prior to the adoption of SFAS 143, we recorded asset retirement obligations through the unit-of-production method for oil and gas properties, and the straight-line method for pipelines and related facilities.

     The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $1.0 million increase in the carrying value of pipelines, (ii) a $0.4 million decrease in accumulated depreciation, depletion, and amortization of property, plant and equipment, and (iii) a $1.4 million increase in non-current abandonment liabilities. The net impact of items (i) through (iii) was to record an expense of $40 thousand, net of tax, as a cumulative effect adjustment of a change in accounting principle in our consolidated statement of operations upon adoption on January 1, 2003.

     The following pro forma data summarizes our net income (loss) and net income (loss) per share as if we had adopted the provisions of SFAS 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $1.0 million:

                                                          Year ended
                                                          December 31,
                                                       2003          2002
                                                    ----------    ----------

                                                     (in thousands, except
                                                       per share amounts)

     Net income (loss), as reported .............   $     (793)   $      482
     Pro forma adjustments to reflect retroactive
     adoption of SFAS 143 .......................         --             (40)
                                                    ----------    ----------
     Pro forma net income (loss) ................   $     (793)   $      442
                                                    ==========    ==========

     Net income (loss) per share:
        Basic - as reported .....................   $    (0.12)   $     0.08
                                                    ==========    ==========
        Basic - pro forma .......................   $    (0.12)   $     0.07
                                                    ==========    ==========
        Diluted - as reported ...................   $    (0.12)   $     0.08
                                                    ==========    ==========
        Diluted - pro forma .....................   $    (0.12)   $     0.07
                                                    ==========    ==========

     We have asset retirement obligations associated with the future abandonment of pipelines and related facilities and offshore oil and gas properties. The following table summarizes our asset retirement obligation transactions

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES recorded in accordance with the provisions of SFAS 143 during the year ended December 31, 2003, and in accordance with the provisions of SFAS 19 during the year ended December 31, 2002.

                                                           Year ended
                                                          December 31,
                                                        2003       2002
                                                         (in thousands)


      Beginning asset retirement obligations ......   $ 3,800    $ 4,600
      Cumulative effect adjustment ................       401       --
      Liabilities incurred during period ..........     1,060       --
      Liabilities settled during period ...........    (3,288)      (195)
      Gain from adjustment to estimated obligations      (501)      (605)
      Accretion expense ...........................        80       --
                                                      -------    -------

     Ending asset retirement obligations ..........   $ 1,552    $ 3,800
                                                      =======    =======

     Our asset retirement obligations at December 31, 2002 of $3.8 million represented the cost to complete the abandonment of the Buccaneer Field. During 2003, we abandoned/reefed the Buccaneer Field at a cost of approximately $3.3 million. Additionally, we reduced our provision for the Buccaneer Field abandonment costs resulting in a gain of approximately $.5 million for the year ended December 31, 2003.


     Investment in New Avoca and Drillmar


     We record our investment in New Avoca (25% owned and managed by us) using the equity method of accounting. We previously recorded our investment in Drillmar (12.8% owned by us) using the equity method of accounting until 2002 when we suspended doing so after we recorded a full impairment of our investment in Drillmar. Under the equity method, investments are recorded at cost plus our equity in undistributed earnings and losses after acquisition.

     Stock-Based Compensation

     We apply SFAS No. 123, Accounting for Stock-Based Compensation, which allows us to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We account for stock-based compensation under the intrinsic value method and provide the pro forma effects of the fair value method as required.

     Had compensation cost for our stock option plans been determined based on the fair market value at the grant dates for awards made, our net income
     (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                                        Year ended December 31,
                                                        -----------------------
                                                           2003          2002
                                                        ---------     ---------

     Net income (loss) as reported                      $(793,058)    $ 482,054

     Less total stock based employer compensation
     expense determined under fair value based
     method for all awards, net of tax related effects    (30,347)     (135,940)
                                                        ---------     ---------
     Pro Forma net income (loss)                        $(823,405)    $ 346,114
                                                        =========     =========

     Basic and diluted income (loss) per share
               As reported                              $   (0.12)    $    0.08
               Pro Forma                                $   (0.12)    $    0.05


     Recognition of Oil and Gas Revenue

     Sales from producing wells are recognized on the entitlement method of accounting which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at December 31, 2003 and 2002 was not material.

     Recognition of Pipeline Transportation Revenue

     Revenue from the transportation of gas, condensate and crude oil is recognized on the accrual basis as products are transported.

     Income Taxes

     We provide for income taxes using the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Earnings Per Share

     We follow SFAS No. 128 ("Statement 128"), "Earnings per Share", for computing and presenting earnings per share which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

     Employee stock options at December 31, 2003, were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share. In 2002 there was one employee stock option that was used in the computation of diluted earnings per share.

     The following table provides a reconciliation between basic and diluted earnings per share:

                                                                      Weighted-
                                                                   Average Number
                                                                  of Common Shares
                                                                    Outstanding
                                                                   and Potential           Per
                                                 Net Income           Dilutive            Share
                                                   (Loss)          Common Shares          Amount
                                              ----------------    ----------------   ----------------

Year ended December 31, 2003
       Basic and diluted earnings per share   $       (793,058)          6,640,285   $          (0.12)


Year ended December 31, 2002
      Basic earnings per share                $        482,054           6,343,834   $           0.08
      Effect of dilutive stock options                                      15,238
                                              ----------------    ----------------   ----------------
   Diluted earnings per share                 $        482,054           6,359,072   $           0.08
                                              ================    ================   ================


     Environmental

     We are subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally recorded at their undiscounted amounts unless the amount and timing of payments is fixed or reliably determinable.


     Recently Issued Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Instruments that have an unconditional obligation requiring the issuer to redeem the instrument by transferring an asset at a specified date are required to be classified as liabilities on the balance sheet.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     Instruments that require the issuance of a variable number of equity shares by the issuer generally do not have the risks associated with equity instruments and as such should also be classified as liabilities on the balance sheet. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position or results of operations or cash flows.

          In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities--An Interpretation of ARB No. 51." In December 2003, the FASB issued the updated and final interpretation, FIN No. 46R. FIN No. 46R requires that an equity investor in a variable interest entity have significant equity at risk (generally a minimum of 10%, which is an increase from the 3% required under previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the variable interest entity as the primary beneficiary. The disclosure requirements of FIN No. 46 were effective for financial statements initially issued after January 31, 2003, regardless of the date on which the variable interest entity was created. The recognition and measurement requirements of FIN No. 46 for variable interest entities created after January 31, 2003, were effective immediately. For variable interest entities created before February 1, 2003, the provisions of FIN No. 46 (other than the disclosure provisions) were effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. FIN No. 46R is effective as of December 31, 2004; this effective date includes those entities to which FIN No. 46 had previously been applied. However, prior to the required application of FIN No. 46R, for variable interest entities that are considered to be special-purpose entities this interpretation is effective as of December 31, 2003. If FIN No. 46 had been applied to an entity prior to the effective date of FIN No. 46R, then the entity shall either continue to apply FIN No. 46 until the effective date of FIN No. 46R or apply FIN No. 46R at an earlier date. The adoption of FIN No. 46 and FIN No. 46R did and are not expected to have a material impact on our consolidated financial position or results of operations or cash flows.

     Reclassifications

     Certain 2002 balances have been reclassified to conform with the 2003 financial statement presentation. There is no effect on net income due to the reclassifications.


(2)  Liquidity and Going Concern

     At December 31, 2003, our working capital was approximately $.7 million. We began receiving payments from our working interest in the High Island Block A-7 field which provided revenues net of operating expenses and capital expenditures of approximately $1.2 million during the year ended December 31, 2003. Revenues from the High Island Block A-7 Field have declined significantly and are expected to cease by mid-2004. In order to satisfy our working capital and capital expenditure requirements for the year ending December 31, 2004, we believe that we will need to raise approximately $1.5 million of capital. We will need to arrange external financing and/or sell assets to raise the necessary capital.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     Historically, we have relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain our operations. There can be no assurance that we will be able to obtain financing or sell assets on commercially acceptable terms to meet our capital requirements. Our inability to raise capital may have a material adverse effect on our financial condition, ability to meet our obligations and operating needs, and results of operations. Our financial statements contained herein have been prepared assuming that we will continue as a going concern. Our capital requirements raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the Note Payable approximates the fair value due to its interest rate approximating current borrowing rates.

(4)  Income Taxes

     Income tax expense for both 2003 and 2002 was $0.

     The  income  tax  effects  of  temporary  differences  that  give  rise  to
     significant   portions  of  the   deferred  tax  assets  and  deferred  tax
     liabilities at December 31, 2003 are presented below:

     Deferred tax assets:
              Net operating loss and capital loss carryforwards    $ 16,607,126
              Alternative minimum tax credit                            388,336
              Basis differences in property and equipment              (231,521)
                                                                   ------------

                       Total gross deferred tax asset                16,763,941

              Net deferred tax asset                                 16,763,941
              Less valuation allowance                              (16,519,497)
                                                                   ------------

              Deferred tax asset                                   $    244,444
                                                                   ============

     In 1999, we acquired a 75% interest in American Resources, which had deferred tax assets of approximately $8.5 million made up of basis differences in oil and gas properties and net operating losses. A full valuation allowance was recorded to reduce the corresponding deferred assets, since it is more likely than not that they will not be realized, due to the limitation of the use of the net operating loss carryforwards resulting from the ownership change in December 1999.

     In assessing the realizability of deferred tax assets, we apply SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, our valuation allowance at December 31, 2003 reduces the deferred tax assets to $244,444.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     Our effective tax rate applicable to continuing operations in 2003 and 2002 is as follows:

                                                         2003           2002
                                                      ----------     ----------
     Expected tax rate                                      (34%)          (34%)
     State taxes, net of federal benefit                    --             --
     Expenses not deductible for tax purposes               --             --
     Increase in valuation allowance recognized
      in earnings                                            34%            34%
     Other                                                  --             --
                                                      ----------     ----------

                                                              0%             0%
                                                      ==========     ==========

     For federal tax purposes, we have a net operating loss carryforward ("NOL") of approximately $45.0 million and $32.0 million for the years ended December 31, 2003 and 2002, respectively. These NOLs must be utilized prior to their expiration, which is between 2004 and 2023. Of the $45.0 million of NOLs as of December 31, 2003, $17.5 million relate to American Resources.

     We have alternative minimum tax credit carry forwards of $388,336 that do not expire and may be applied to reduce regular tax to an amount not less than the alternative minimum tax payable in any one year.

(5)  Long-term Debt

     In February 2002, we acquired a 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC Pipeline and Processing Company ("MCNIC") effective January 1, 2002. Pursuant to the terms of the purchase and sales agreement, we issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. As of December 31, 2003, net revenues attributable to the acquired interest were insufficient to provide any principal payments, however the note continues to accrue interest at 6% per annum. Additionally, an aggregate contingent payment of up to $750,000 will be made, if the promissory note is retired before its maturity date. The contingent payments will be payable annually after the promissory note is retired until December 31, 2006 out of 50% of the net revenues from the interest acquired. The termination date, December 31, 2006, will be extended by one additional year, up to a maximum of two years, for years in which non-recurring, extraordinary expenditures attributable to the interest acquired, exceeds $200,000, in the aggregate, during any year. Currently, we do not believe that net revenues from the 1/3 interest in the Blue Dolphin Pipeline System will be sufficient enough to provide any principal payments to MCNIC in the year ending December 31, 2004.

     Long-term debt at December 31, 2003 is as follows:

     Note payable, interest at 6% per annum payable out of 90% of the net revenues from the 1/3 interest acquired in the
          Blue Dolphin Pipeline System, secured by the 1/3
          interest acquired, all remaining principal due
          December 31, 2006                                           $  750,000
     Less current maturities                                                --
                                                                      ----------

                                                                      $  750,000
                                                                      ==========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

(6)  Stockholders' Equity

     On December 2, 1999, we acquired a 75% ownership interest in American Resources by purchasing approximately 39.5 million shares of American Resources common stock. On February 19, 2002, we completed our acquisition of American Resources, pursuant to the Amended and Restated Agreement and Plan of Merger dated as of December 19, 2001 (the "Merger Agreement"). Pursuant to the Merger Agreement, American Resources became a wholly owned subsidiary of us and each outstanding share of (i) American Resources common stock, par value $.00001 per share, was converted into the right to receive, at the option of the holder, either $.06 per share in cash or .0362 of a share of our Common Stock, par value $.01 per share (the "Common Stock"), and (ii) American Resources Series 1993 Preferred Stock, par value $12.00 per share, was converted into the right to receive, at the option of the holder, either $.07 in cash or .0301 of a share of Common Stock.

     As a result of elections made by American Resources' stockholders, we issued 277,330 shares of Common Stock and paid $255,000 in cash.

     We incurred costs totaling $101,128 in 2002 associated with the registration of shares of its Common Stock that were issued to American Resources stockholders. In addition, we issued 14,040 and 62,603 shares of our Common Stock in 2003 and 2002, respectively, as a severance payment to former employees and recorded compensation expense of $7,722 and $70,740 in 2003 and 2002, respectively. We also issued 37,227 and 25,060 shares in 2003 and 2002, respectively, to the board of directors and recorded an expense of $21,000 and $21,000 in 2003 and 2002, respectively.

(7)  Stock Options

     Effective April 14, 2000, we adopted, after approval by stockholders, a stock incentive plan (the "2000 Plan"). The stock subject to the options and other provisions of the 2000 Plan are shares of our Common Stock. We amended the 2000 Plan effective March 19, 2003, after approval by our stockholders on May 21, 2003, increasing the number of shares of Common Stock available for incentive stock options ("ISOs") from 500,000 to 750,000 shares. The 2000 Plan is administered by the Compensation Committee of our Board of Directors. Options granted must be exercised within 10 years from their grant date. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of Stock. The 2000 Plan also provides for the granting of other incentive awards, however only ISOs and non-statutory stock options have been issued under the 2000 Plan.

     We adopted a stock option plan in 1996 (the "1996 Plan"). The stock subject to the options and other provisions of the 1996 Plan are shares of Common Stock. The remaining options outstanding issued pursuant to this plan expired in January 2004.

     At December 31, 2003 we had reserved a total of 501,919 shares of Common Stock for issuance under the above mentioned stock option plans. The outstanding stock options granted to key employees, officers and directors, for the purchase of shares of Common Stock, are as follows:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                                               Exercise
                                                            price per share
                                                         -----------------------
                                             Shares         From           To
                                           ----------    ----------   ----------

     Balance, December 31, 2001               153,173          1.90         6.00
                                           ==========    ==========   ==========

          Granted                             340,277          0.33         1.55
          Expired                             (77,129)         1.55         6.00
                                           ----------    ----------   ----------

     Balance, December 31, 2002               416,321          0.33         6.00
                                           ==========    ==========   ==========

          Granted                             186,000          0.43         0.43
          Expired                             100,402          0.43         6.00
                                           ----------    ----------   ----------


     Balance, December 31, 2003               501,919          0.33         6.00
                                           ==========    ==========   ==========

     As of December 31, 2003, options for 501,919 shares of Common Stock were immediately exercisable. There were 186,000 and 340,277 options granted in 2003 and 2002, respectively. Pursuant to the requirements of FASB No. 123, the weighted average fair market value of options granted during 2003 and 2002 was $0.16 per share and $0.40 per share, respectively. The weighted average closing bid prices for the Company's stock at the date the options were granted during 2003 and 2002 were $0.43 per share and $1.15 per share, respectively. The weighted average exercise price for outstanding options at December 31, 2003 and 2002 per share was $1.06 and $1.37, respectively. The fair market value pursuant to FASB No. 123 of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 98% and 88%, risk-free interest rate of 1.03% and 1.45% for grants in 2003 and 2002, respectively, and an expected life of 1 year. As we have not declared dividends on our Common Stock since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of our Common Stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. No compensation expense was recorded in 2003 and 2002 for stock options granted.

     Outstanding options at December 31, 2003 expire between January 13, 2004 and January 5, 2013.

(8)  Related Party Transactions

     Related  party  transactions  which are not  disclosed  elsewhere  in these
     consolidated   financial   statements   are   discussed  in  the  following
     paragraphs:

     We own 12.8% of the common stock of Drillmar, Inc. Our Chairman, Ivar Siem, and one of our Directors, Harris A. Kaffie, are owners of 30.3%, and 30.6%, respectively, of Drillmar's common stock. Messrs. Siem and Kaffie are both Directors, and Mr. Siem is Chairman and President of Drillmar.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     Effective March 31, 2002, we recorded a full impairment of our investment in Drillmar of approximately $340,000 and a full reserve for the accounts receivable amount owed to us from Drillmar of approximately $200,000 due to Drillmar's working capital deficiency and delays in securing capital funding. During February and March 2004, we collected $30,000 from Drillmar and we expect to receive $15,000 per month until the accounts receivable is fully collected.

     In May 2002, we entered into an agreement with Drillmar effective as of May 1, 2002, whereby we provided office space and minimal accounting and administrative services to Drillmar for $2,000 per month. In addition, if Drillmar is able to secure financing to implement its business plan, the fee will increase by $18,000 to $20,000 per month retroactive to May 1, 2002.

     In January 2003, Drillmar stockholders approved a restructuring plan whereby Drillmar will issue up to $3.0 million of convertible notes that will convert into common stock representing over 99% of Drillmar's outstanding shares. As a result, our ownership in Drillmar can be reduced to less than 1%. However, in November 2003, we converted our contingent obligation due from Drillmar for providing office space, accounting and administrative services from May 2002 through January 2003 totaling $162,000 (9 months at $18,000 per month) into a convertible note, which if converted along with all of Drillmar's outstanding convertible notes would represent 7.7% of Drillmar's common stock. Messrs. Siem, Kaffie and Trimble (one of our Directors) hold Drillmar convertible notes which if converted along with all of Drillmar's outstanding convertible notes would represent 22.2%, 27.5% and 2.1%, respectively, of Drillmar's common stock.

     In February 2003, we entered into a new agreement with Drillmar effective as of February 1, 2003, whereby we provide office space to Drillmar for $1,500 per month. We also provide professional, accounting and administrative services to Drillmar based on hourly rates based on our cost. The agreement can be terminated upon 30 days notice or by the mutual agreement of the parties.

(9)  Leases

     We have various noncancelable operating leases which continue through 2006. In March 2003, we entered into a sublease agreement expiring December 31, 2006 for certain of our office space with Tri-Union Development Corporation. Our annual receipts from this sublease are $78,552. One of our Directors, Mr. Trimble, is the Chairman and Chief Executive Officer of Tri-Union.

     The following is a schedule of future minimum lease payments required under noncancelable operating leases at December 31, 2003:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           Future                            Future
                          minimum          Future           minimum
      Year ending          lease          sublease           lease
      December 31,       payments         payments       payments, net
     --------------   --------------   --------------   --------------

          2004               201,431           78,552          122,879
          2005               198,153           78,552          119,601
          2006               195,617           78,552          117,065
                      --------------   --------------   --------------
                      $      595,201   $      235,656   $      359,545
                      ==============   ==============   ==============


     Rental expense on operating leases, net of sublease income for the years indicated are as follows:

                     Year ended
                    December 31,
                    ------------
                       2003             $  89,319
                       2002               186,498

(10) Commitments and Contingencies

     We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

(11) Business Segment Information

     Our income producing operations are conducted in two principal business segments: oil and gas exploration and production and pipeline operations, which includes mid-stream projects. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 2003 and 2002 is as follows:


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                                                                                                Depletion,
                                                         Operating                             Depreciation,
                                                          income            Identifiable     Amortization and
                                      Revenues           (loss)(1)             assets         Impairment (2)
                                  ----------------    ----------------    ----------------   ----------------
Year ended December 31, 2003:
   Oil and gas exploration and
     production                   $      1,582,054             419,674             687,984            234,991
       Pipeline operations                 934,760          (1,100,096)          5,905,021            324,174
       Other                                  --              (531,141)          3,378,889             17,706
                                  ----------------    ----------------    ----------------   ----------------
       Consolidated                      2,516,814          (1,211,563)          9,971,894            576,871
       Other income                                            458,960
                                                      ----------------
       Loss before income taxes                               (752,603)

Year ended December 31, 2002:
   Oil and gas exploration and
     production                   $      1,781,958            (256,252)          4,720,424            615,037
       Pipeline operations               1,128,319            (465,358)          4,990,027            182,505
       Other                                  --            (1,391,982)          1,037,457            361,084
                                  ----------------    ----------------    ----------------   ----------------
      Consolidated                       2,910,277          (2,113,592)         10,747,908          1,158,626
      Other income                                           2,539,900
                                                      ----------------
     Income before income taxes                                426,308


     1. Consolidated income (loss) from operations includes $513,435 and $1,030,897 in unallocated general and administrative expenses, and unallocated depletion, depreciation, amortization and impairment of $17,706 and $361,084 for the years ended December 31, 2003 and 2002, respectively.

     2. Pipeline depletion, depreciation and amortization include a provision for pipeline abandonment of $48,595 and $32,901 for the years ended December 31, 2003 and 2002, respectively. Oil and gas depletion, depreciation, amortization and impairment includes a provision for abandonment costs of platforms and wells of $50,723 and $0 for the years ended December 31, 2003 and 2002, respectively.

     3. See the supplemental disclosures for oil and gas producing activities for discussion of capitalized costs incurred for oil and gas production operations. Capital expenditures of $875,777 (of which $874,753 was recorded for future asset retirement obligations) and $180,600 were recorded for pipeline operations for the years ended December 31, 2003 and 2002, respectively.

     Our primary market area is the Texas and Louisiana Gulf Coast region of the United States. We have a concentration of credit risk with customers in the energy industry. Our customers may be similarly affected by changes in economic, regulatory or other factors. Trade receivables are generally not collateralized; however, our customers' historical and future credit positions are thoroughly analyzed prior to extending credit. Revenues from major customers exceeding 10% of segment revenues were as follows for the period indicated.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


                                                    Oil and gas     Pipeline
                                                       sales       operations      Total
                                                    -----------   -----------   -----------
Year ended December 31, 2003:
       Spinnaker Exploration Corporation            $ 1,446,662          --     $ 1,446,662

Year ended December 31, 2002:
       Houston Exploration and Production Company          --         290,223       290,223
       Apache Corporation                                  --         282,215       282,215

(12) Supplemental Oil and Gas Information - Unaudited

     The following supplemental information regarding our oil and gas activities are presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures About Oil and Gas Producing Activities ("Statement 69").

     In July 2002, we sold our working interest in the South Timbalier Block 148 property to Newfield Exploration Company for $2.3 million and recorded a gain of $1.4 million. Production from this field accounted for 15% of our oil and gas sales revenues for the year ended December 31, 2002, and 9% of our total revenues for this period.

     In November 2002, we sold our working interest in substantially all of our remaining proved oil and gas properties to Fidelity Exploration & Production Company for $2.7 million and recorded a gain of $0.8 million. Production from these fields accounted for 85% of our oil and gas sales revenues for the year ended December 31, 2002 and 52% of our total revenues for this period.

     In April 2003, we began to receive revenue from our 8.9% reversionary working interest in the High Island Block A-7 field, in the Gulf of Mexico. Production from this field accounted for 91% of our oil and gas sales for the year ended December 31, 2003, and 57% of our total revenues for this period.

     In January 2004, it was determined that effective in August 2003, "payout" had occurred on the High Island Block 34 field, which we own a 1.8% reversionary interest in. Production from this field accounted for 4% of our oil and gas sales for the year ended December 31, 2003, and 2% of our total revenues for this period.


     Estimated Quantities of Proved Oil and Gas Reserves

     Set forth below is a summary of the changes in the estimated quantities of our crude oil and condensate, and gas reserves for the periods indicated, as estimated by us as of December 31, 2003 and 2002. All of our reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

                                                           Oil           Gas
     Quantity of Oil and Gas Reserves                    (Bbls)         (Mcf)
     --------------------------------                  ----------    ----------

     Total proved reserves at December 31, 2001           130,890     3,010,000
                                                       ----------    ----------

     Production                                           (28,230)     (418,895)
     Reserves sold                                       (101,213)   (2,311,105)
                                                       ----------    ----------
     Total proved reserves at December 31, 2002             1,447       280,000
         Reserve additions                                     70        11,702
     Revisions to previous estimate                         1,045        24,216
     Production                                            (2,271)     (274,268)
                                                       ----------    ----------
     Total proved reserves at December 31, 2003               291        41,650
     Proved developed reserves:
           December 31, 2003                                  291        41,650
           December 31, 2002                                1,447       280,000

     Capitalized Costs of Oil and Gas Producing Activities

     The following table sets forth the aggregate amounts of capitalized costs relating to our oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation, amortization and impairment as of December 31, 2003:

     Unproved properties and prospect generation
         costs not being amortized                                    $ 160,697

     Proved properties being amortized                                  170,046
     Asset retirement obligation                                        194,945
     Less accumulated depletion, depreciation,
         amortization and impairment                                   (234,991)
                                                                      ---------
                Net capitalized costs                                 $ 290,697
                                                                      =========


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


     Costs Incurred in Oil and Gas Producing Activities

     The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the periods indicated:


                                                Year Ended
                                               December 31,
                                           -------------------
                                             2003       2002
                                           --------   --------

            Exploration costs              $ 83,423   $   --
            Development costs               107,087    512,393
            Asset retirement obligations    194,945       --
                                           --------   --------
                                           $385,455   $512,393
                                           ========   ========


     Standardized Measure of Discounted Future Net Cash Flows

     The following table reflects the Standardized  Measure of Discounted Future
     Net Cash Flows relating to our interest in proved oil and gas reserves as of:


                                                                      December 31,
                                                              --------------------------
                                                                  2003           2002
                                                              -----------    -----------
     Future cash inflows                                      $   227,000    $ 1,183,824
     Future development costs                                     (63,000)      (342,210)
     Future production costs                                      (27,000)       (84,930)
     Future Asset Retirement Costs                               (195,000)          --
                                                              -----------    -----------

     Future net cash inflows (outflows) before income taxes       (58,000)       756,684
     Future income taxes                                           19,720       (257,273)
                                                              -----------    -----------
     Future net cash flows                                        (38,280)       499,411
     10% discount factor                                           13,200         (6,017)
                                                              -----------    -----------
          Standardized measure of discounted
                 future net cash inflows (outflows)           $   (25,080)   $   493,394
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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     We caution readers that the standardized measure information which places a value on proved reserves is not indicative of either fair market value or present value of future cash flows. Other logical assumptions could have been used for this computation which would likely have resulted in significantly different amounts. Such information is disclosed solely in accordance with Statement 69 and the requirements promulgated by the SEC to provide readers with a common base for use in preparing their own estimates of future cash flows and for comparing reserves among companies. We do not rely on these computations when making investment and operating decisions. Principal changes in the Standardized Measure of Discounted Future Net Cash Flows attributable to our proved oil and gas reserves for the periods indicated are as follows:




                                                           December 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Sales and transfers, net of production costs       $ (1,395,398)   $ (1,263,038)
Acquisition of reserves                                    --              --
Net change in estimated future development costs          8,598            --
Sales of minerals in place                                 --        (4,454,581)
Revisions in previous quantity estimates                159,067         162,782
Net changes in sales and transfer prices,               256,823        (161,868)
              net of production costs
Accretion of discount                                    74,757         602,801
Net change in income taxes                              267,092       3,236,489
Change in production rates (timing) and other          (110,587)    (14,604,636)
                                                   ------------    ------------
              Net change                           $   (518,474)   $(16,482,051)
                                                   ============    ============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14 (c) under the
Securities Exchange Act of 1934, as amended). Based upon the evaluation, the Chief Executive Officer and Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

Commission rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

         The information required by Item 9 is incorporated by reference to our definitive proxy statement relating to our 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 10. Executive Compensation

         The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.  Certain Relationships and Related Transactions

         The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.  Exhibits and Reports on Form 8-K

         (a)      1. Exhibits


        No.         Description
        ---         -----------

        3.1    (1)  Certificate of Incorporation of the Company.

        3.2    (2)  Certificate   of   Correction   to   the    Certificate   of
                    Incorporation of the Company dated June 30, 1987.

        3.3    (2)  Certificate of Amendment to the Certificate of Incorporation
                    of the Company dated June 30, 1987.

        3.4    (2)  Certificate of Amendment to the Certificate of Incorporation
                    of the Company dated December 11, 1989.

        3.5    (2)  Our   Certificate   of  Amendment  to  the   Certificate  of
                    Incorporation dated December 14, 1989.

        3.6    (2)  Our Bylaws.

        3.7    (3)  Our   Certificate   of  Amendment  to  the   Certificate  of
                    Incorporation dated December 8, 1997.

        4.1    (2)  Specimen Certificate of our Company Common Stock.


*      10.1    (4)  Blue Dolphin Energy Company 2000 Stock Incentive Plan.

*      10.2  (10)   Amendment  to the Blue  Dolphin  Energy  Company  2000 Stock
                    Incentive Plan.

       10.3  (5)    Amended and Restated  Agreement  and Plan of Merger dated as of December  19, 2001 (the  "Merger  Agreement")  among Blue
                    Dolphin Energy Company,  American Resources  Offshore,  Inc.
                    and BDCO Merger Sub, Inc.

       10.4  (7)    Amended  and  Restated  Agreement  and  Plan of  Merger,  as
                    amended,  among  American  Resources  Offshore,  Inc.,  Blue
                    Dolphin Energy Company and BDCO Merger Sub, Inc.

       10.5  (6)    Amendment  No.1 to the Amended and  Restated  Agreement  and
                    Plan of Merger.

       10.6  (7)    Purchase  and Sale  Agreement  by and between  Blue  Dolphin
                    Energy Company and Newfield Exploration Company.

       10.7  (8)    Purchase  and Sale  Agreement  by and between  Blue  Dolphin
                    Energy  Company  and  Fidelity  Exploration  and  Production
                    Company.

       10.8  (9)    Purchase  and Sale  Agreement  by and between  Blue  Dolphin
                    Pipeline Company and MCNIC.

**     21.1         List of subsidiaries of the Company.

**     23.1         Consent of Mann Frankfort Stein & Lipp CPAs, LLP.

**     31.1         Michael  J.  Jacobson  Certification  Pursuant  to 18 U.S.C.
                    Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

**     31.2         G. Brian Lloyd Certification  Pursuant to 18 U.S.C.  Section
                    1350,   as  adopted   pursuant   to   section   302  of  the
                    Sarbanes-Oxley Act of 2002.

**     32.1         Michael  J.  Jacobson  Certification  Pursuant  to 18 U.S.C.
                    Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

**     32.2         G. Brian Lloyd Certification  Pursuant to 18 U.S.C.  Section
                    1350,   as  adopted   pursuant   to   section   906  of  the
                    Sarbanes-Oxley Act of 2002.

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

(3) Incorporated herein by reference to Exhibits filed in connection with the definitive Information Statement on Schedule 14C of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated November 18, 1997 (Commission File No. 000-15905).

(4) Incorporated herein by reference to Exhibits filed in connection with the Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated May 18, 2000 (Commission File No. 000-15905).

(5) Incorporated herein by reference to Exhibits filed in connection with Form S-4 of Blue Dolphin Energy Company under the Securities Act of 1933 (Commission File No. 333-82186).

(6) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated February 25, 2002 (Commission File No. 000-15905).

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

(9) Incorporated herein by reference to Exhibits filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2002 under the Securities and Exchange Act of 1934, dated March 21, 2003 (Commission File No. 000-15905).

(10) Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated April 16, 2003 (Commission File No. 000-15905).

     *    Management Compensation Plan.
     **   Filed herewith.

         (b)      Reports on Form 8-K

                  On November 12, 2003, we filed a current report on Form 8-K dated November 12, 2003 reporting our fourth quarter 2003 earnings. The Item in such current report was Item 12 (Results of Operations and Financial Condition).

Item 14. Principal Accountant Fees and Services

         The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

                                               Date:  March 30, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                             Date
       ---------                     -----                             ----

 /s/ Michael J. Jacobson      President (principal                March 30, 2004
------------------------      executive officer)
Michael J. Jacobson

/s/ G. Brian Lloyd            Vice President, Treasurer           March 30, 2004
------------------------      (principal accounting and
G. Brian Lloyd                financial officer)

/s/ Ivar Siem                 Chairman                            March 30, 2004
------------------------
Ivar Siem

 /s/ Harris A. Kaffie         Director                            March 30, 2004
------------------------
Harris A. Kaffie

/s/ Michael S. Chadwick       Director                            March 30, 2004
------------------------
Michael S. Chadwick

/s/ James M. Trimble          Director                            March 30, 2004
------------------------
James M. Trimble