Form 10KSB/A
period 2003-12-31
BLUE DOLPHIN ENERGY CO
filed 2004-04-28
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1

[X]           Annual Report Pursuant to Section 13 or 15(d) of the
                             Securities Act of 1934

                   For the fiscal year ended December 31, 2003

                                       or

[_]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For the transition period from         to
                                                       -------    -------

                         Commission file Number: 0-15905

                           BLUE DOLPHIN ENERGY COMPANY
                 (Name of small business issuer in its charter)

          Delaware                                       73-1268729
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 801 Travis, Suite 2100, Houston, Texas                    77002
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

         The aggregate market value of the common stock, par value $.01 per share, held by non-affiliates of the registrant as of April 26, 2004, was approximately $ 6,000,000.

         As of April 26, 2004, there were outstanding 6,662,438 shares of common stock, par value $.01 per share, of the issuer.

                       Documents Incorporated By Reference

                                      None.


         Transitional Small Business Disclosure Format. Yes    No X
                                                           ---   ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Description of Business............................................   1

Item 2.  Description of Property............................................  20

Item 3.  Legal Proceedings..................................................  21

Item 4.  Submission of Matters to a Vote of Security Holders................  21

                                     PART II

Item 5.  Market for Common Stock and Related Stockholder Matters............  21

Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................  22

Item 7.  Financial Statements and Supplementary Data........................  29

Item 8.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ...........................................  55

Item 8A. Controls and Procedures............................................  55

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant ................  56

Item 10. Executive Compensation.............................................  58

Item 11. Security Ownership of Certain Beneficial Owners and Management.....  61

Item 12. Certain Relationships and Related Transactions.....................  62

Item 13. Exhibits and Reports on Form 8-K...................................  63

Item 14. Principal Accountant Fees and Services.............................  65

Signatures .................................................................  66

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


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

Directors and Executive Officers

         The following table provides certain information with respect to our directors and executive officers.

                                                                       Position
         Name                   Age   Position                        Held Since
         ----                   ---   --------                        ----------
         Ivar Siem              57    Chairman of the Board, and         1989
                                      Director
         Michael S. Chadwick    52    Director                           1992
         Harris A. Kaffie       54    Director                           1989
         James M. Trimble       55    Director                           2002
         Michael J. Jacobson    58    President and Chief                1990
                                      Executive Officer
         John P. Atwood         52    Vice President                     1998
         G. Brian Lloyd         45    Vice President, Treasurer          1989
                                      and Secretary

         The following is a brief description of the background and principal occupation of each director and executive officer:

         Ivar Siem - Chairman of the Board of Directors - Since September 2000, Mr. Siem has served as Chairman and President of Drillmar, Inc. a well construction and intervention company. From 1995 to 2000, Mr. Siem served on the Board of Directors of Grey Wolf, Inc., during which time he served as Chairman from 1995 to 1998 and as interim President in 1995 during its restructuring. Since 1985, he has been an international consultant in energy, technology and finance. He has served as a Director of Business Development for Norwegian Petroleum Consultants and as an independent consultant to the oil and gas exploration and production industry based in London, England. Mr. Siem holds a Bachelor of Science Degree in Mechanical Engineering from the University of California, Berkeley, and has completed an executive MBA program at Amos Tuck School of Business, Dartmouth University.

         Michael S. Chadwick - Director - Mr. Chadwick has been engaged in the commercial and investment banking businesses since 1975. From 1988 to 1994, Mr. Chadwick was President of Chadwick, Chambers & Associates, Inc., a private merchant and investment banking firm in Houston, Texas, which he founded in 1988. In 1994, Mr. Chadwick joined Sanders Morris Harris Group, Inc., an investment banking and financial advisory firm, as Senior Vice President and a Managing Director in the Corporate Finance Group, a position he continues to hold today. He currently serves on the boards of directors of Landry's Restaurants, Inc. and Home Solutions of America, as well as numerous privately held companies. Mr. Chadwick holds a Bachelor of Arts Degree in Economics from the University of Texas at Austin and a Master of Business Administration Degree from Southern Methodist University.

         Harris A. Kaffie - Director - Mr. Kaffie is a partner in Kaffie Brothers, a real estate, farming and ranching partnership. He currently serves as a Director of KBK Capital Corporation and Drillmar, Inc. Mr. Kaffie received a Bachelor of Business Administration Degree from Southern Methodist University in 1972.

         James M. Trimble - Director - Mr. Trimble has been President and CEO of Tri-Union Development Corporation since July 2002. Previously he served as President of Elysium Energy, L.L.C., from July 2000 until the contribution of its properties to a public oil and gas company in November 2001. Prior to Elysium, Mr. Trimble served at Cabot Oil & Gas Corporation from May 1983 to May 2000 in several managerial and senior level executive positions. Before joining Cabot, Mr. Trimble served as President of Volvo Petroleum, Inc. a Houston based, private domestic and international exploration and production company. Mr. Trimble graduated from Mississippi State University where he majored in Petroleum Engineering for undergraduate and graduate studies.

         Michael J. Jacobson - President and Chief Executive Officer - Mr. Jacobson has been associated with the energy industry since 1968, serving in various senior management capacities since 1980. He served as Senior Vice President and Chief Financial and Administrative Officer for Creole International, Inc. and it's subsidiaries, international providers of engineering and technical services to the energy sector, as well as Vice President of Operations for the parent holding company, from 1985 until joining us in January 1990. He has also served as Vice President and Chief Financial Officer of Volvo Petroleum, Inc., and for certain Fred. Olsen oil and gas interests. Mr. Jacobson began his career with Shell Oil Company, where he served in various analytical and management capacities in the exploration and production organization during the period 1968 through 1974. Mr. Jacobson holds a Bachelor of Science Degree in Finance from the University of Colorado.

         John P. Atwood - Vice President, Business Development - Mr. Atwood has been associated with the energy industry since 1974, serving in various management capacities since 1981. He served as Senior Vice President of Land and Administration for Glickenhaus Energy from 1987 to 1991, Area Land Manager for CSX Oil & Gas Corporation and Division Land Manager for Hamilton Brothers Oil Company/Volvo Petroleum, Inc. He served in various land capacities for Tenneco Oil Company from 1977 to 1981. Mr. Atwood is a Certified Professional Landman and holds a Bachelor of Arts Degree from Oklahoma City University and a Master of Business Administration Degree from Houston Baptist University. Mr. Atwood served as our Vice President of Land from 1991 to 1998 and Vice President of Finance and Corporate Development until his appointment as Vice President of Business Development in 2001.

         G. Brian Lloyd - Vice President, Treasurer and Secretary - Mr. Lloyd is a Certified Public Accountant and has been employed by us since December 1985. Prior to joining us, he was an accountant for DeNovo Oil and Gas Inc., an independent oil and gas company. Mr. Lloyd received a Bachelor of Science Degree in Finance from Miami University, Oxford, Ohio in 1982 and also attended the University of Houston. Mr. Lloyd has served as Secretary and Treasurer of the Company since 1989 and Vice President since March 1998.

         There are no family relationships between any director or executive officer.


                Committees And Meetings Of The Board Of Directors

         During 2003, our Board of Directors held eight meetings. Each director attended at least 75% of the total number of meetings of the Board of Directors and committees on which he served.

         At the beginning of 2003, the Audit  Committee  consisted of Mr. Robert
D. Wagner, Jr. and Mr. Chadwick. Mr. Wagner declined to stand for reelection in May 2003. In May 2003, the Board elected Messrs. Chadwick, Kaffie and Trimble to serve as the Audit Committee, with Mr. Chadwick elected as Chairman of the Audit Committee. The Board of Directors has determined that Mr. Chadwick qualifies as an "audit committee financial expert" as that term is defined in Item 401(e) of Regulation S-B promulgated by the SEC. The Audit Committee's duties include overseeing our financial reporting and internal control functions. The Audit Committee met five times during the last fiscal year.

         At the beginning of 2003, the Compensation Committee consisted of Messrs. Siem and Kaffie. In May 2003, the Board elected Messers. Chadwick, Trimble and Siem to serve as the Compensation Committee. The Compensation Committee's duties are to oversee and set our compensation policy and to administer our stock option plans. The Compensation Committee met twice during the last fiscal year.

         We do not have a nominating committee; instead the entire Board of Directors participates in such decisions.

Compliance With Section 16 Of The Securities Exchange Act Of 1934, as amended

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders who own more than 10% of our Common Stock, to file reports of stock ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports they file. Based solely on a review of the copies of the Section 16(a) reports furnished to us, we believe that during fiscal year 2003, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% shareholders were complied with, except for Mr. Chadwick who filed one such report late that reported two transactions.

Code of Ethics

We have adopted a code of ethics applicable to our Chairman, Chief Executive Officer and Senior Financial Officer, which is our principal financial and accounting officer. The Code of ethics is posted on our website, www.blue-dolphin.com, and printed copies can be obtained by submitting a written request to G. Brian Lloyd, Corporate Secretary, 801 Travis, Suite 2100, Houston, Texas 77002.

Item 10. Executive Compensation

         The  following  table  sets  forth the  compensation  paid to our Chief
Executive Officer and each of our executive officers whose annual salary exceeded $100,000 in fiscal 2003 (collectively, the "Named Executive Officers") for services rendered to us.

                           SUMMARY COMPENSATION TABLE*


                                                                   Long-Term
                                                                 Compensation
                                                                    Awards
                                                               -----------------
                                      Annual Compensation         Securities
        Name and                   --------------------------     Underlying
   Principal Position       Year      Salary        Bonus       Options (#) (1)
-------------------------  ------  ------------   -----------  -----------------

Ivar Siem                   2003     $ 80,000          --           30,000
    Chairman of the Board   2002     $ 80,000          --           10,000
                            2001     $150,000          --             --


Michael J. Jacobson         2003     $125,000          --           30,000
    President and Chief     2002     $125,000          --           10,000
    Executive Officer       2001     $200,000          --             --


John P. Atwood
    Vice President -        2003     $120,000          --           30,000
    Business                2002     $ 90,000          --           10,000
    Development             2001     $137,500          --             --


G. Brian Lloyd              2003     $112,500          --           30,000
    Vice President -        2002     $105,000          --           10,000
    Treasurer               2001     $103,083          --             --



* Excludes certain personal benefits, the aggregate value of which do not exceed 10% of the Annual Compensation shown for each person.

(1) In fiscal year 2001 no options were granted to the named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                       Percent of
                                         Total
                        Number of       Options
                        Securities     Granted to
                        Underlying     Employees      Exercise of
                         Options       In Fiscal      Base Price*     Expiration
Name                      Granted        Year           ($/Sh)           Date
----                  ----------------------------------------------------------

Ivar Siem                30,000            16%            $0.43       1/05/2013

Michael J. Jacobson      30,000            16%            $0.43       1/05/2013

John P. Atwood           30,000            16%            $0.43       1/05/2013

G. Brian Lloyd           30,000            16%            $0.43       1/05/2013

(*) The per share market price, as reported by the NASDAQ Smallcap Market on January 6, 2003, the date of grant, was $0.43.


    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                                                                      Value of Unexercised
                                                        Number of Unexercised         In-the-Money Options
                                                       Options at Year End(1)            at Year End (2)
                       Shares Acquired      Value     ---------------------------  ---------------------------
Name                   on Exercise (#)    Relalized   Exercisable   Unexercisable  Exercisable   Unexercisable
----                  -----------------  -----------  -----------   -------------  -----------   -------------
Ivar Siem                   --              $ --         52,000          --          $38,000         $ --

Michael J. Jacobson         --              $ --         50,000          --          $38,000         $ --

John P. Atwood              --              $ --         46,667          --          $38,000         $ --

G. Brian Lloyd              --              $ --         44,667          --          $38,000         $ --


    (1) Includes options that expired on January 13, 2004 as follows: Mr. Siem - 4,000, Mr. Jacobson - 4,000, Mr. Atwood - 2,667 and Mr. Lloyd - 1,667.

    (2) Based on the difference between the closing bid price on December 31, 2003 (the last trading day of 2003) which was $1.66 per share, which exceeded the exercise price.

         Our stock option plans provide that upon a change of control the Compensation Committee may accelerate the vesting of options, cancel options and make payments in respect thereof in cash in accordance with the terms of the stock option plans, adjust the outstanding options as appropriate to reflect such change of control, or provide that each option shall thereafter be exercisable for the number and class of securities or property that the optionee would have been entitled to receive had the option been exercised. The stock option plans provide that a change of control occurs if any person, entity or group acquires or gains ownership or control of more than 50% of the outstanding Common Stock or, if after certain enumerated transactions, the persons who were directors before such transactions cease to constitute a majority of the Board of Directors.

Compensation Of Directors

         In fiscal 2003, we paid to non-employee members of the Board of Directors an annual retainer of $12,000, payable 50% in cash and 50% in Common Stock. The Audit Committee chairman receives an annual retainer of $3,000 and other Audit Committee members receive an annual retainer of $1,500. No additional remuneration is paid to directors for committee meetings attended, except that directors are entitled to be reimbursed for expenses related to attendance of board or committee meetings. No additional compensation is paid to directors serving on the Compensation Committee.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of April 15, 2004, certain information with respect to the beneficial ownership of shares of our Common Stock (our only class of voting security issued and outstanding) as to (i) all persons known by us to be beneficial owners of 5% or more of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all executive officers and directors, as a group. Unless otherwise indicated, each of the following persons has sole voting and dispositive power with respect to such shares.

             Name of                           Shares Owned Beneficially
                                         ---------------------------------------
        Beneficial Owner                       Number           Percent (1)
----------------------------------       ---------------------------------------

Colombus Petroleum
   Limited, Inc. (2)                           911,712             13.6
Ivar Siem (3)                                  966,264             14.3
Harris A. Kaffie (3)                           804,486             11.8
Michael S. Chadwick (3)                         95,130              1.4
James M. Trimble (3)                            69,201              1.0
Michael J. Jacobson (3)                        207,962              3.1
John P. Atwood (3)                              90,265              1.3
G. Brian Lloyd (3)                              85,366              1.3
Executive Officers and
   Directors, as a Group
(7 persons) (3)                              2,318,674             32.6

----------------------------------

(1)      Based upon  6,712,438  shares of Common Stock  outstanding on April 15,
         2004.


(2)      Based  on a  Schedule  13D  filed  with  the  Securities  and  Exchange
         Commission  on  February 1, 1999.  The  address of  Colombus  Petroleum
         Limited, Inc., is Aeulestrasse 74, FL-9490, Vaduz, Liechtenstein.

(3) Includes shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of April 15, 2004 as follows: Mr. Siem
         - 48,000;  Mr. Kaffie - 83,571;  Mr.  Chadwick - 83,571;  Mr. Trimble -
         57,142;  Mr. Jacobson - 46,000; Mr. Atwood - 44,000; Mr. Lloyd - 43,000
         and all directors and executive officers as a group - 405,284.

         Equity Compensation Plans. The following table sets forth certain information as of December 31, 2003 with respect to shares of Common Stock that may be issued under our Incentive Plan and other equity compensation plans.


                      Equity Compensation Plan Information

                                                                                                Number of
                                                                                               securities
                                                                                                remaining
                                                                                              available for
                                                 Number of                                   future issuance
                                             securities to be                                 under equity
                                                issued upon                                   compensation
                                                exercise of         Weighted-average        plans (excluding
                                                outstanding         exercise price of          securities
                                             options, warrants    outstanding options,      reflected in the
Plan Category                                   and rights         warrants and rights       first column)
-------------                             --------------------    ---------------------     ----------------
Equity compensation plan approved
   by security holders (1)                             487,084                    $1.00              162,916
Equity compensation plan not approved
   by security holders (2)                              14,835                     3.13              381,988
                                          --------------------     --------------------     ----------------
           Total                                       501,919                    $1.09              544,904
                                          ====================     ====================     ================


(1) Represents shares of Common Stock issuable upon exercise of outstanding options granted under the Incentive Plan.

(2) All remaining options issued pursuant to this plan expired January 13, 2004.

Item 12.  Certain Relationships and Related Transactions

         In March 2003, we entered into a sublease agreement expiring December 31, 2006 for certain of our office space with Tri-Union Development Corporation ("Tri-Union"). Our annual receipts from this sublease are $78,552. One of our directors, Mr. James M. Trimble, is the Chairman and Chief Executive Officer of Tri-Union.

         We own 12.8% of the common stock of Drillmar, Inc. Our Chairman, Ivar Siem, and one of our Directors, Harris A. Kaffie, are owners of 30.3%, and 30.6%, respectively, of Drillmar's common stock. Messrs. Siem and Kaffie are both directors, and Mr. Siem is also Chairman and President, of Drillmar.

         In January 2003, Drillmar stockholders approved a restructuring plan whereby Drillmar will issue up to $3.0 million of convertible notes that will convert into common stock representing over 99% of Drillmar's outstanding shares. As a result, our ownership in Drillmar can be reduced to less than 1%. However, in November 2003, we converted our contingent obligation due from Drillmar for providing office space, accounting and administrative services from May 2002 through January 2003 totaling $162,000 (9 months at $18,000 per month) into a convertible note, which if converted along with all of Drillmar's outstanding convertible notes would represent 7.7% of Drillmar's common stock. Messrs. Siem, Kaffie and Trimble, another one of our Directors, hold Drillmar convertible notes which if converted along with all of Drillmar's outstanding convertible notes would represent 22.2%, 27.5% and 2.1%, respectively, of Drillmar's common stock.

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

       10.6  (7)    Purchase  and Sale  Agreement  by and between  Blue  Dolphin
                    Energy Company and Newfield Exploration Company.

       10.7  (8)    Purchase  and Sale  Agreement  by and between  Blue  Dolphin
                    Energy  Company  and  Fidelity  Exploration  and  Production
                    Company.

       10.8  (9)    Purchase  and Sale  Agreement  by and between  Blue  Dolphin
                    Pipeline Company and MCNIC.

* *    14.1         Code of ethics  applicable to the Chairman,  Chief Executive
                    Officer and Senior Financial Officer.

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

Item 14. Principal Accountant Fees and Services

The fees we paid to Mann Frankfort Stein & Lipp CPAs, LLP in calendar years 2003 and 2002 are as follows:

                                                               2003       2002
                                                             --------   --------
Audit Fees .......................................           $ 78,046   $105,699
Audit-Related Fees ...............................               --         --
Tax Fees .........................................             35,398     38,500
All other Fees ...................................              1,300       --
                                                             --------   --------

Total ............................................           $114,744   $144,199
                                                             ========   ========

Audit Fees include fees related to the audit of our consolidated financial statements and review of our quarterly reports filed with the SEC. Tax Fees were primarily for preparation of federal and state income tax return, and tax planning services.

Our Audit Committee must pre-approve all audit and non-audit services provided to us by our independent accountants.

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

                                               Date:  April 28, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                        Date
       ---------                         -----                        ----

/s/ Michael J. Jacobson            President (principal           April 28, 2004
-----------------------------      executive officer)
Michael J. Jacobson

/s/ G. Brian Lloyd                 Vice President, Treasurer      April 28, 2004
-----------------------------      (principal accounting and
G. Brian Lloyd                     financial officer)

/s/ Ivar Siem                      Chairman                       April 28, 2004
-----------------------------
Ivar Siem

/s/ Harris A. Kaffie               Director                       April 28, 2004
-----------------------------
Harris A. Kaffie

/s/ Michael S. Chadwick            Director                       April 28, 2004
-----------------------------
Michael S. Chadwick

/s/ James M. Trimble               Director                       April 28, 2004
-----------------------------
James M. Trimble