Form 10QSB
period 2004-03-31
BLUE DOLPHIN ENERGY CO
filed 2004-05-14
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:        March 31, 2004

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 12, 2004, there were 6,712,438 shares of the registrants' common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET -UNAUDITED

                                 March 31, 2004
                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Blue Dolphin Energy Company and subsidiaries (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin", "we", "us" and "our") included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. We believe that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Our accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB/A-1 for the year ended December 31, 2003.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET -UNAUDITED




                                     ASSETS

Current assets:

   Cash and cash equivalents                                       $  1,727,101
   Accounts receivable                                                  606,939
   Related party receivable                                               6,984
   Prepaid expenses and other assets                                    152,729
                                                                   ------------
                         TOTAL CURRENT ASSETS                         2,493,753

Property and Equipment at cost:
   Oil and Gas properties, including $160,697
       of unproved leasehold cost  (full-cost method)                   529,258
   Pipelines                                                          4,546,287
   Onshore separation and handling facilities                         1,664,128
   Land                                                                 860,275
   Other property and equipment                                         307,238
                                                                   ------------
                                                                      7,907,186
  Less:  Accumulated depletion, depreciation and amortization         2,261,745
                                                                   ------------
                                                                      5,645,441

Deferred federal income tax                                             244,444
Investment in New Avoca                                                 581,897
Other assets                                                             14,664
                                                                   ------------
                         TOTAL ASSETS                              $  8,980,199
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                          $  1,954,332
   Accrued expenses and other liabilities                               136,585
                                                                   ------------
                         TOTAL CURRENT LIABILITIES                    2,090,917


Note payable                                                            750,000
Asset retirement obligations                                          1,574,865

Common Stock, ($.01 par value, 10,000,000 shares authorized,
   6,712,438 shares issued and outstanding)                              67,124
Additional Paid-in Capital                                           26,349,762
Accumulated Deficit                                                 (21,852,469)
                                                                   ------------
                                                                      4,564,417
                         TOTAL LIABILITES AND
                         STOCKHOLDERS' EQUITY                      $  8,980,199
                                                                   ============

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                2004           2003
                                                                            -----------    -----------
Revenue from operations:
   Pipeline operations                                                      $   204,039    $   246,668
   Oil and gas sales                                                            154,892         74,306
                                                                            -----------    -----------
                                                                                358,931        320,974
                                                                            -----------    -----------
Cost of operations:
    Pipeline operating expenses                                                 243,251        193,394
    Lease operating expenses                                                     31,839         12,060
    Depletion, depreciation and amortization                                    134,782         89,048
    General and administrative                                                  496,014        482,706
    Accretion expense                                                            23,356         21,729
                                                                            -----------    -----------
                                                                                929,242        798,937
                                                                            -----------    -----------

                     LOSS FROM OPERATIONS                                      (570,311)      (477,963)

Other income (expense):
    Interest and other expense                                                  (11,702)       (12,692)
    Interest and other income                                                    85,709        134,600
    Equity in loss of affiliate                                                 (23,302)          --
                                                                            -----------    -----------

                    LOSS BEFORE INCOME TAXES                                   (519,606)      (356,055)

Income taxes                                                                       --             --
                                                                            -----------    -----------

                   LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
                      IN ACCOUNTING PRINCIPLE                                  (519,606)      (356.055)

Cumulative effect of a change in accounting principle
    for asset retirement obligations                                               --          (40,455)
                                                                            -----------    -----------

Net loss                                                                    $  (519,606)   $  (396,510)
                                                                            ===========    ===========

Loss per common share before cumulative effect of a change in
   accounting principle - basic and diluted                                 $     (0.08)   $     (0.05)
                                                                            ===========    ===========
Cumulative effect of a change in accounting principle - basic and diluted   $      --      $     (0.01)
                                                                            ===========    ===========
Loss per common share - basic and diluted                                   $     (0.08)   $     (0.06)
                                                                            ===========    ===========
Weighted average number of common shares outstanding - basic and diluted      6,663,990      6,611,982
                                                                            ===========    ===========




See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                     2004           2003
                                                                                 -----------    -----------
OPERATING ACTIVITIES
    Net loss                                                                     $  (519,606)   $  (396,510)
    Adjustments to reconcile net loss to net cash used in operating activities
               Depletion, depreciation and amortization                              134,782         89,048
               Change in accounting principle                                           --           40,455
               Accretion of asset retirement obligations                              23,356         21,729
               Equity in loss of affiliate                                            23,302           --
               Common stock issued for services                                       83,000         19,722
               Changes in operating assets and liabilities:
                    Accounts receivable                                             (124,838)         5,378
                    Prepaid expenses and other assets                                  4,925         41,938
                    Abandonment costs incurred                                          --          (64,472)
                    Trade accounts payable and accrued expenses                     (578,445)        50,044
                                                                                 -----------    -----------
                             NET CASH USED IN
                             OPERATING ACTIVITIES                                   (953,524)      (192,668)
                                                                                 -----------    -----------
INVESTING ACTIVITIES
    Purchases of property and equipment                                               (5,767)        (5,721)
    Development costs - New Avoca                                                    (16,500)       (25,085)
                                                                                 -----------    -----------

                             NET CASH USED IN  INVESTING ACTIVITIES                  (22,267)       (30,806)
                                                                                 -----------    -----------

FINANCING ACTIVITIES                                                                    --             --
                                                                                 -----------    -----------
                             DECREASE IN CASH AND CASH EQUIVALENTS                  (975,791)      (223,474)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   2,702,892      4,405,676
                                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 1,727,101    $ 4,182,202
                                                                                 ===========    ===========


See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 2004

1. Liquidity and Going Concern

At March 31, 2004, our working capital was approximately $400,000. In order to satisfy our working capital and capital expenditure requirements for the twelve months ending March 31, 2005, we believe that we will need to raise approximately $1.5 million of capital. We will need to arrange external financing and/or sell assets to raise the necessary capital.

Historically, we have relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain our operations. There can be no assurance that we will be able to obtain financing or sell assets on commercially acceptable terms to meet our capital requirements. Our inability to raise capital will have a material adverse effect on our financial condition, ability to meet our obligations and operating needs, and results of operations. Our financial statements contained herein have been prepared assuming that we will continue as a going concern, however our working capital deficiency raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Related Party Transactions

We own 12.8% of the common stock of Drillmar, Inc. Our Chairman, Ivar Siem, and one of our Directors, Harris A. Kaffie, are owners of 30.3%, and 30.6%, respectively, of Drillmar's common stock. Messrs. Siem and Kaffie are both Directors, and Mr. Siem is Chairman and President of Drillmar.

In 2002, we recorded a full impairment of our investment in Drillmar of approximately $340,000 and a full reserve for the accounts receivable amount owed to us from Drillmar of approximately $200,000 due to Drillmar's working capital deficiency and delays in securing capital funding. During the quarter ended March 31, 2004, we collected $30,000 from Drillmar and we expect to receive $15,000 per month until the accounts receivable is fully collected.

In January 2003, Drillmar stockholders approved a restructuring plan whereby Drillmar will issue up to $3.0 million of convertible notes that are convertible into common stock representing over 99% of Drillmar's outstanding shares. As a result, our ownership in Drillmar can be reduced to less than 1%. However, in November 2003, we converted our contingent obligation due from Drillmar for providing office space, accounting and administrative services from May 2002 through January 2003 totaling $162,000 (9 months at $18,000 per month) into a convertible note, which if converted along with all of Drillmar's outstanding convertible notes would represent 7.7% of Drillmar's common stock. Messrs. Siem, Kaffie and Trimble (one of our Directors) also hold Drillmar convertible notes, which if converted along with all of Drillmar's outstanding convertible notes would represent 22.2%, 27.5% and 2.1%, respectively, of Drillmar's common stock.

We entered into a new agreement with Drillmar effective as of February 1, 2003, whereby we provide office space to Drillmar which is currently $2,000 per month. We also provide professional, accounting and administrative services to Drillmar based on hourly rates based on our cost. The agreement can be terminated upon 30 days notice or by the mutual agreement of the parties.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2004

Effective April 1, 2003, we entered into a sublease agreement expiring December 31, 2006 for certain of our office space with Tri-Union Development Corporation. Our receipts from this sublease will be approximately $78,500 annually. Mr. Trimble is the Chairman and Chief Executive Officer of Tri-Union.

3. Contingencies

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

The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $1.0 million increase in the carrying value of pipelines, (ii) a $ .4 million decrease in accumulated depreciation, depletion, and amortization of property, plant and equipment, and (iii) a $1.4 million increase in non-current abandonment liabilities. The net impact of items (i) through (iii) was to record an expense of $40 thousand, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statement of operations upon adoption on January 1, 2003.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2004


5. Earnings Per Share

We apply the provisions of Statement of Financial  Accounting  Standards No. 128
("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic earnings per share ("EPS") which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.

The employee stock options at March 31, 2004 and 2003 were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

6. Business Segment Information

Our  income  producing  operations  are  conducted  in  two  principal  business segments: oil and gas exploration and production, and pipeline operations. There
were  no  intersegment  revenues  during  the  periods  presented.   Information
concerning these segments for the quarters ended March 31, 2004 and 2003, and at
March 31, 2004 are as follows:

                                                                      Operating          Depletion,
                                                                        Income        Depreciation and
                                                   Revenues           (Loss)(1)         Amortization
                                               ----------------    ---------------    ----------------
Quarter ended March 31, 2004:
      Oil and gas exploration and production   $        154,892            (63,877)             49,791
      Pipeline operations                               204,039           (317,915)             81,798
      Other                                                --             (188,519)              3,193
                                               ----------------    ---------------    ----------------
      Consolidated                                      358,931           (570,311)            134,782
                                               ----------------             50,705    ----------------
                                                                   ---------------
      Loss before income taxes                                            (519,606)

Quarter ended March 31, 2003:
      Oil and gas exploration and production   $         74,306            (12,864)               --
      Pipeline operations                               246,668           (301,772)             83,977
      Other                                                --             (163,327)              5,071
                                               ----------------    ---------------    ----------------
      Consolidated                                      320,974           (477,963)             89,048
                                               ----------------            121,908    ----------------
                                                                   ---------------
      Loss before income taxes                                            (356,055)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2004



                                                                   March 31,
                                                                     2004
                                                                  -----------
Identifiable assets:
    Oil and gas exploration and production                        $   745,471
    Pipeline operations                                             5,683,441
    Other                                                           2,551,287
                                                                  -----------
        Consolidated                                              $ 8,980,199
                                                                  ===========


         (1) Consolidated income (loss) from operations includes $185,326 and $158,256 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $3,193 and $5,071 for the quarters ended March 31, 2004 and 2003, respectively.

7. Stock Based Compensation

We account for stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in our net loss in the three months ended March 31, 2004 and 2003, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------
                                                        (in thousands, except
                                                          per share amounts)


Net loss, as reported ..............................   $     (520)   $     (397)
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects         --            --
                                                       ----------    ----------
Pro forma net loss .................................   $     (520)   $     (397)
                                                       ==========    ==========

Net loss per share:
   Basic and diluted - as reported .................   $     (.08)   $    (.06)
                                                       ==========    =========
   Basic and diluted - pro forma ...................   $     (.08)   $    (.06)
                                                       ==========    ==========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Forward Looking Statements. Certain of the statements included in this quarterly report on Form 10-QSB, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "plan", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in the forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from the forward-looking statements include:

         o        availability and cost of capital;
         o        the level of utilization of our pipelines;
         o        the risks associated with exploration;
         o        the level of production from oil and gas properties;
         o        gas and oil price volatility;
         o uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
         o actions or inactions of third party operators for properties where we have an interest;
         o        regulatory developments; and
         o        general economic conditions.

Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption "Risk Factors" in our Form 10-KSB/A-1 for the fiscal year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

EXECUTIVE SUMMARY

         We are engaged in two lines of business; pipeline operations and oil and gas exploration and production. We are a holding company and conduct our operations through our subsidiaries. We provide pipeline transportation services to producer/shippers, and sell oil and gas from our producing properties. Our assets primarily are located offshore and onshore in the Texas Gulf coast area. We also own an interest in and manage the New Avoca gas storage project located in Avoca, New York.

         Our future cash flows are subject to a number of variables, primarily, utilization of our pipeline systems. Approximately 57% of our revenues for the year ended December 31, 2003 were from sales of oil and gas production from the

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


High Island Block A-7 field. Oil and gas production from the High Island Block A-7 field has declined significantly and production is expected to cease during the third or fourth quarter of 2004. We expect a significant portion of our revenues in 2004 will be derived from utilization of our pipeline systems. As a result of our expected decline in revenues from oil and gas sales and our remaining payments associated with the abandonment/reefing of the Buccaneer Field of approximately $1.3 million during the remainder of 2004, we expect that we will need to raise approximately $1.5 million of capital. Our inability to raise capital may have a material adverse effect on our financial condition, ability to meet our obligations and operating needs, and results of operations.

         In addition to satisfying our liquidity and capital needs, our focus in 2004 is to increase utilization of existing assets, strategic acquisitions and cost management. Our long-term goal is to create greater value for our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain our operations. In order to satisfy our working capital and capital expenditure requirements for the twelve months ending March 31, 2005, we believe that we will need to raise approximately $1.5 million of capital. We incurred a net loss of approximately $.5 million in the first quarter 2004 and currently continue to operate at a net loss. Combined with our ongoing cash requirements, substantial doubt exists about our ability to continue as a going concern. Accordingly, as a result of our ongoing liquidity problems, our auditors, Mann Frankfort Stein & Lipp CPAs, L.L.P. added an explanatory paragraph in their opinion on our consolidated financial statements as of and for the year ended December 31, 2003, indicating that substantial doubt exists about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon the following factors:

         o our ability to raise capital to meet current commitments and fund the continuation of our business operations; and

         o our ability to ultimately achieve profitability and positive cash flows from operations in amounts that will sustain our operations.

         The following table summarizes certain of our contractual obligations and other commercial commitments at March 31, 2004 (amounts in thousands):


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - Continued



                                                           Payments Due by Period
                                                ---------------------------------------------
        Contractual                               1 year                              After
        Obligations                   Total      or less    1-3 years   3-5 years    5 years
        -----------                 ---------   ---------   ---------   ---------   ---------
Accounts Payable - Tetra            $   1,336       1,336        --          --          --
Long-Term Debt                            849        --           849        --          --
Operating Leases, net of sublease         330         124         206        --          --
                                    ---------   ---------   ---------   ---------   ---------
Total Contractual
Obligations                         $   2,515       1,460       1,055        --          --
                                    =========   =========   =========   =========   =========

                                                 Amount of Commitment Expiration Per Period
                                                ---------------------------------------------
      Other Commercial                            1 year                              After
        Commitments                   Total      or less    1-3 years   3-5 years    5 years
      ----------------              ---------   ---------   ---------   ---------   ---------

Abandonment - Costs                 $   1,575        --           199        --         1,376
                                    ---------   ---------   ---------   ---------   ---------
Total Commercial
Obligations                         $   1,575        --           199        --         1,376
                                    =========   =========   =========   =========   =========


         The following table summarizes our financial position for the periods indicated (amounts in thousands):

                                             March 31,           December 31,
                                               2004                  2003
                                       -------------------   -------------------
                                        Amount        %       Amount        %
                                       --------   --------   --------   --------
Working Capital                        $    403          6   $    680          9
Property and equipment, net               5,645         82      5,775         79
Other noncurrent assets                     841         12        848         12
                                       --------   --------   --------   --------

      Total                            $  6,889        100   $  7,303        100
                                       ========   ========   ========   ========

Long-term Liabilities                  $  2,325         34   $  2,302         32
Stockholders' equity                      4,564         66      5,001         68
                                       --------   --------   --------   --------

        Total                          $  6,889        100   $  7,303        100
                                       ========   ========   ========   ========


         The change in our financial position from December 31, 2003 to March 31, 2004, was primarily due to our net loss for the three months ended March 31, 2004 of approximately $.5 million.

         The net cash provided by or used in operating, investing and financing activities is summarized below:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

                                      Three Months Ended March 31
                                      ---------------------------
                                        (amounts in thousands)
                                          2004            2003
                                      -----------     -----------
         Net cash used in:
               Operating activities   $      (954)    $      (192)
               Investing activities           (22)            (31)
               Financing activities          --              --
                                      -----------     -----------
         Net decrease in cash         $      (976)    $      (223)
                                      ===========     ===========

         The net cash used in operating activities during the three months ended March 31, 2004, reflects the payment of Buccaneer Field abandonment costs and other payables, and the net loss from operations. In August 2003, we completed the abandonment/reefing of the Buccaneer Field. As of March 31, 2004, remaining costs of $1.3 million are due to our contractor, Tetra Technologies, with whom we arranged payment terms. The remaining payments include six monthly installments of $133,600 and a final payment of $534,400 due in October 2004.

         During 2002, we sold substantially all of our interests in our proved oil and gas properties for approximately $5.0 million. From October 2002 to late April 2003, we had no interest in any producing oil and gas properties. In late April 2003, we began to receive revenue from our 8.9% reversionary working interest in the High Island Area Block A-7 field, in the Gulf of Mexico. Oil and gas production from this field now comes from one well that currently produces at a gross rate of 1.9 MMcf/day.

         During the three months ended March 31, 2004, we incurred no capital expenditures for the development of our proved reserves. Projected capital expenditures totaling $27,000 and $199,000 are expected to be incurred in the years ending December 31, 2004 and 2005, respectively. Capital expenditures in 2005 represent the abandonment costs of our High Island Area Block A-7 and Block 34 properties.

         We have significant available capacity in our Blue Dolphin Pipeline system in a market area that we believe is experiencing an increased level of interest by oil and gas operators. Natural gas throughput on our Blue Dolphin Pipeline system is currently 8 MMBtu per day, representing 6% of system capacity. Future utilization of our pipeline and related facilities will depend upon the success of drilling programs around our pipeline systems, and attraction and retention of producer/shippers to the systems. As a result of increased leasing and oil and gas prospect development activity around the Blue Dolphin Pipeline system and anticipated drilling activity, we expect that utilization of the Blue Dolphin Pipeline system will increase in late 2004 or 2005.

         We are planning to expand our Freeport, Texas operations to include terminalling and shipment by barge of oil and condensate received by truck and/or pipeline (in addition to the Blue Dolphin pipeline). With excess capacity, including ample available acreage to handle liquids, we believe a liquids storage and transportation service can add to the base Blue Dolphin Pipeline production gathering business.

         We currently are continuing our efforts to sell our interest in the New Avoca gas storage project. To enhance this effort, we are marketing prospective capacity to potential users of the project. We currently expect that costs net to our interest during the year ending December 31, 2004 will be approximately $80,000.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


         In February 2002, we acquired an additional 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC Pipeline and Processing Group, Inc. ("MCNIC"). Pursuant to the terms of the purchase and sales agreement, Blue Dolphin Pipeline Company issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. As of March 31, 2004, the amount owed MCNIC is $750,000 plus accrued interest of approximately $99,000.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2004 ("2004"), we reported a net loss of $519,606, compared to a net loss of $396,510 for the three months ended March 31, 2003 ("2003").

        2004 compared to 2003
        ---------------------

         Revenue from pipeline operations. Revenues from pipeline operations decreased by $42,629 or 17% in 2004 to $204,039. The decrease was due primarily to a decrease in transportation volumes on the Blue Dolphin Pipeline system of 30% resulting in a decrease in revenues of approximately $65,000, offset in part by a 42% increase in revenues of approximately $23,000 from the GA 350 Pipeline.

         Revenue from oil and gas sales. Our revenues from oil and gas sales increased by $80,586 in 2004, from those of 2003. 2004 revenues include oil and gas sales from our interest in the High Island Block A-7 field, which interest was received in April 2003 and our interest in the High Island Block 34 field, which interest was received effective August 2003. 2003 revenues represent adjustments for periods prior to the sale of oil and gas properties in 2002.

         Pipeline operating expenses. Pipeline operating expenses in 2004 increased by $49,857 from $193,394 in 2003. The increase was due to higher legal costs of approximately $27,000, and repairs and maintenance of approximately $13,000. The legal costs are associated with an action filed against us, the outcome of which we do not believe will have a material impact. However, if this litigation continues for a prolonged period of time, we would incur significant legal expenses, which could have a material effect on our financial condition.

         Depletion, depreciation and amortization expense. Depletion, depreciation and amortization expense increased by $45,734 from 2003. In 2004 we recorded depletion and depreciation associated with our interest in the High Island Area Block A-7 and Block 34 fields, which interests we received in April and August 2003, respectively.

         Interest and other income. Interest and other income decreased $48,891 in 2004. Other income in 2004 includes consulting services provided by us associated with the evaluation of oil and gas properties of approximately $50,000, and collection of accounts receivable that were previously written off of $30,000. Other income in 2003 includes consulting services provided by us associated with the evaluation of oil and gas properties of approximately $72,000, and the refund of prepaid costs associated with the oil and gas properties sold effective October 2002 that were in excess of actual costs incurred of approximately $40,000.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


         Equity in loss of affiliate. In 2004, we recorded a loss from our equity interest in New Avoca of $23,302.

         Cumulative effect of a change in accounting principal. In 2003, as a result of our adoption of SFAS No. 143, we recorded a cumulative effect adjustment at January 1, 2003 of a change in accounting principle for asset retirement obligations of $40,455 (see note 4 to the Condensed Consolidated Financial Statements).

ITEM 3.   CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a) - 14(c) and 15(d) - 14(c) under the Securities Exchange Act of 1934, as amended). Based upon the evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

         A)       Exhibits

         31.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         B)       Reports on Form 8-K

                  On March 26, 2004, we filed a current report on Form 8-K dated March 26, 2004 reporting our fourth quarter 2003 earnings. The
                  Item in such current report was Item 5 (Other Events).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By: BLUE DOLPHIN ENERGY COMPANY



Date:    May 14, 2004               /s/ Ivar Siem
                                    --------------------------------------------
                                    Ivar Siem
                                    Chairman and Chief Executive Officer



                                    /s/ G. Brian Lloyd
                                    --------------------------------------------
                                    G. Brian Lloyd
                                    Vice President, Treasurer
                                    (Principal Accounting and Financial Officer)