Form 10QSB
period 2004-06-30
BLUE DOLPHIN ENERGY CO
filed 2004-08-23
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:                   June 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from ...............to ................

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

As of August 19, 2004, there were 6,720,001 shares of the registrants' common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET -UNAUDITED

                                  June 30, 2004
                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

                                  June 30, 2004

                                     ASSETS

Current assets:

   Cash and cash equivalents                                       $  1,030,013
   Accounts receivable                                                  236,405
   Related party receivable                                               7,362
   Deferred federal income tax                                          244,444
   Prepaid expenses and other assets                                    173,331
                                                                   ------------
          TOTAL CURRENT ASSETS                                        1,691,555

Property and Equipment at cost:
    Oil and Gas properties, including $167,684
       of unproved leasehold cost  (full-cost method)                   519,505
   Pipelines                                                          4,546,287
   Onshore separation and handling facilities                         1,664,128
   Land                                                                 860,275
   Other property and equipment                                         307,238
                                                                   ------------
                                                                      7,897,433

  Less:  Accumulated depletion, depreciation and amortization         2,390,403
                                                                   ------------
                                                                      5,507,030

Investment in New Avoca                                                 581,996
Other assets                                                             26,977
                                                                   ------------

          TOTAL ASSETS                                             $  7,807,558
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                $  1,575,484
   Accrued expenses and other liabilities                                47,267
                                                                   ------------
          TOTAL CURRENT LIABILITIES                                  1,622,751


Note payable                                                            750,000
Interest payable                                                        109,745
Asset retirement obligations                                          1,584,051
Common Stock, ($.01 par value, 10,000,000 shares authorized,
   6,712,438 shares issued and outstanding)                              67,124
Additional Paid-in Capital                                           26,349,762
Accumulated Deficit                                                 (22,675,875)
                                                                   ------------
                                                                      3,741,011
          TOTAL LIABILITES AND
          STOCKHOLDERS' EQUITY                                     $  7,807,558
                                                                   ============

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                        Three Months
                                                                        Ended June 30,
                                                                     2004           2003
                                                                 -----------    -----------
Revenue from operations:
   Pipeline operations                                           $   193,498    $   256,931
   Oil and gas sales                                                 126,278        745,011
   Gain on sale of oil and gas property                               25,809           --
                                                                 -----------    -----------
                                                                     345,585      1,001,942
                                                                 -----------    -----------

Cost of operations:
    Pipeline operating expenses                                      405,281        274,425
    Lease operating expenses                                          35,187         18,218
    Depletion, depreciation and amortization                         119,726         99,421
    General and administrative                                       400,227        394,617
    Accretion expense                                                 23,286         19,167
                                                                 -----------    -----------
                                                                     983,707        805,848
                                                                 -----------    -----------

                    INCOME (LOSS) FROM OPERATIONS                   (638,122)       196,094

Other income (expense):
    Interest and other expense                                      (213,960)       (30,606)
    Interest and other income                                         53,744        305,088
    Equity in loss of affiliate                                      (25,068)          --
                                                                 -----------    -----------

                    INCOME (LOSS) BEFORE INCOME TAXES               (823,406)       470,576

Income taxes                                                            --             --
                                                                 -----------    -----------

Net income (loss)                                                $  (823,406)   $   470,576
                                                                 ===========    ===========
Income (loss) per common share
   - basic                                                       $     (0.12)   $      0.07
                                                                 ===========    ===========
  - diluted                                                      $     (0.12)   $      0.07
                                                                 ===========    ===========
Weighted average number of common shares outstanding - basic       6,712,438      6,637,163
                                                                 ===========    ===========
Weighted average number of common shares outstanding - diluted     6,712,438      6,793,779
                                                                 ===========    ===========

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                Six Months
                                                                              Ended June 30,
                                                                            2004           2003
                                                                        -----------    -----------
Revenue from operations:
   Pipeline operations                                                  $   397,537    $   503,599
   Oil and gas sales                                                        281,170        819,317
   Gain on sale of oil and gas property                                      25,809           --
                                                                        -----------    -----------
                                                                            704,516      1,322,916
                                                                        -----------    -----------

Cost of operations:
    Pipeline operating expenses                                             648,532        467,819
    Lease operating expenses                                                 67,026         30,278
    Depletion, depreciation and amortization                                254,508        188,469
    General and administrative                                              896,241        877,323
    Accretion expense                                                        46,642         40,896
                                                                        -----------    -----------
                                                                          1,912,949      1,604,785
                                                                        -----------    -----------

                     LOSS FROM OPERATIONS                                (1,208,433)      (281,869)

Other income (expense):
    Interest and other expense                                             (225,662)       (43,298)
    Interest and other income                                               139,453        439,688
    Equity in loss of affiliate                                             (48,370)          --
                                                                        -----------    -----------

                    INCOME (LOSS) BEFORE INCOME TAXES                    (1,343,012)       114,521

Income taxes                                                                   --             --
                                                                        -----------    -----------

                   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE
                      IN ACCOUNTING PRINCIPLE                            (1,343,012)       114,521

Cumulative effect of a change in accounting principle
    for asset retirement obligations                                           --          (40,455)
                                                                        -----------    -----------

Net income (loss)                                                       $(1,343,012)   $    74,066
                                                                        ===========    ===========
Income (loss) per common share - basic
        Income (loss) before accounting change                          $     (0.20)   $      0.02
                                                                        ===========    ===========

       Cumulative effect of a change in accounting principle            $      --      $     (0.01)
                                                                        ===========    ===========

       Net income (loss)                                                $     (0.20)   $      0.01
                                                                        ===========    ===========
Income (loss) per common share - diluted

       Income (loss) before accounting change                           $     (0.20)   $      0.02
                                                                        ===========    ===========

      Cumulative effect of a change in accounting principle             $      --      $     (0.01)
                                                                        ===========    ===========

      Net income (loss)                                                 $     (0.20)   $      0.01
                                                                        ===========    ===========
Weighted average number of common shares outstanding
      - basic                                                             6,688,082      6,624,642
                                                                        ===========    ===========
      - diluted                                                           6,688,082      6,740,267
                                                                        ===========    ===========

See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                 Six Months
                                                                               Ended June 30,
                                                                            2004           2003
                                                                        -----------    -----------
OPERATING ACTIVITIES
    Net income (loss)                                                   $(1,343,012)   $    74,066
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
               Depletion, depreciation and amortization                     254,508        188,469
               Gain from change in estimate of abandonment costs               --         (278,653)
               Gain on sale of oil and gas property                         (25,809)          --
               Change in accounting principle                                  --           40,455
               Accretion of asset retirement obligations                     46,642         40,896
               Equity in loss of affiliate                                   48,370           --
               Common stock issued for services                              83,000         19,722
               Changes in operating assets and liabilities:
                    Accounts receivable                                     245,318       (628,026)
                    Prepaid expenses and other assets                       (27,990)       194,067
                    Abandonment costs incurred                                 --         (126,766)
                    Trade accounts payable and accrued expenses            (936,866)        (2,509)
                                                                        -----------    -----------
                               NET CASH USED IN
                               OPERATING ACTIVITIES                      (1,655,839)      (478,279)
                                                                        -----------    -----------
INVESTING ACTIVITIES

    Property,  equipment and other assets                                    (9,556)       (37,941)
    Proceeds from sale of assets                                             34,183           --
    Development costs - New Avoca                                           (41,667)       (46,585)
                                                                        -----------    -----------

                               NET CASH USED IN  INVESTING ACTIVITIES       (17,040)       (84,526)
                                                                        -----------    -----------


FINANCING ACTIVITIES                                                           --             --

                                                                        -----------    -----------
                               DECREASE IN CASH AND CASH EQUIVALENTS     (1,672,879)      (562,805)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,702,892      4,405,676
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 1,030,013    $ 3,842,871
                                                                        ===========    ===========






See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 2004

1. Liquidity and Going Concern

At June 30, 2004, we had working capital of approximately $70,000. In August 2004, we extended the remaining payments totaling $668,000 due in September and October 2004 to Tetra Applied Technologies, Inc. associated with the Buccaneer Field abandonment/reefing whereby we will pay Tetra in twelve monthly installments of $55,667 beginning September 1, 2004, plus interest on the outstanding balance at the rate of six percent per annum.

We are currently able to pay our debts as they become due, however, we expect that we will need to raise approximately $0.5 million to satisfy our liquidity needs in the fourth quarter 2004. In order to satisfy our working capital and capital expenditure requirements for the year ending December 31, 2005, we believe that we will need to raise approximately $2.0 million of additional capital. We will need to arrange external financing and/or sell assets to raise all of the necessary capital.

Historically, we have relied on the proceeds from the sale of assets and capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain our operations. While we are currently seeking capital, there can be no assurance that we will be able to obtain financing or sell assets on commercially acceptable terms to meet our capital requirements. Our inability to raise capital will have a material adverse effect on our financial condition, ability to meet our obligations and operating needs, and results of operations. Our financial statements contained herein have been prepared assuming that we will continue as a going concern, however our working capital and capital expenditure requirements for the next twelve months raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Related Party Transactions

We own 12.8% of the common stock of Drillmar, Inc. Our Chairman, Ivar Siem (along with certain of his affiliated entities), and one of our Directors, Harris A. Kaffie, are owners of 30.3%, and 30.6%, respectively, of Drillmar's common stock. Messrs. Siem and Kaffie are both Directors, and Mr. Siem is Chairman and President of Drillmar.

In 2002, we recorded a full impairment of our investment in Drillmar of approximately $340,000 and a full reserve for the accounts receivable amount owed to us from Drillmar of approximately $200,000 due to Drillmar's working capital deficiency and delays in securing capital funding. During the six months ended June 30, 2004, we collected $75,000 from Drillmar and we expect to continue to receive $15,000 per month until the accounts receivable is fully collected.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                  JUNE 30, 2004

In January 2003, Drillmar stockholders approved a restructuring plan whereby Drillmar will issue up to $3.0 million of convertible notes that are convertible into common stock representing over 99% of Drillmar's outstanding shares. As a result, our ownership in Drillmar can be reduced to less than 1%. However, in November 2003, we converted a contingent obligation due from Drillmar for providing office space, accounting and administrative services from May 2002 through January 2003 totalling $162,000 (9 months at $18,000 per month) into a convertible note, which if converted along with all of Drillmar's outstanding convertible notes, would represent 7.7% of Drillmar's common stock. Messrs. Siem, Kaffie and Trimble (one of our Directors) also hold Drillmar convertible notes, which if converted along with all of Drillmar's outstanding convertible notes, would represent 22.2%, 27.5% and 2.1%, respectively, of Drillmar's common stock.

We entered into a new agreement with Drillmar effective as of February 1, 2003, whereby we provide office space to Drillmar, which is currently approximately $4,000 per month. We also provide professional, accounting and administrative services to Drillmar billed at hourly rates based on our cost. The agreement can be terminated upon 30 days notice or by the mutual agreement of the parties.

Effective April 1, 2003, we entered into a sublease agreement expiring December 31, 2006 for certain of our office space with Tri-Union Development Corporation. Our receipts from this sublease are approximately $78,500 annually. Mr. Trimble is the Chairman and Chief Executive Officer of Tri-Union.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                  JUNE 30, 2004



SFAS 143 amended Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies ("SFAS 19") to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. Under the provisions of SFAS 19, asset retirement obligations were recognized using a cost-accumulation approach. Prior to the adoption of SFAS 143, we recorded asset retirement obligations through the unit-of-production method for oil and gas properties, and the straight line method for pipelines and related facilities.

The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $1.0 million increase in the carrying value of pipelines, (ii) a $.4 million decrease in accumulated depreciation, depletion, and amortization of property, plant and equipment, and (iii) a $1.4 million increase in non-current abandonment liabilities. The net impact of items (i) through (iii) was to record an expense of $40 thousand, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statement of operations upon adoption on January 1, 2003.

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


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED - Continued
                                 JUNE 30, 2004


                                                                 Weighted-
                                                               Average Number
                                                              of Common Shares
                                                                 Outstanding
                                                                and Potential           Per
                                             Net Income           Dilutive             Share
                                               (Loss)          Common Shares          Amount
                                          ----------------    ----------------   ----------------
Six Months ended June 30, 2004
       Basic and diluted loss per share   $     (1,343,012)          6,688,082   $          (0.20)
                                          ================    ================   ================

Six Months ended June 30, 2003
      Basic earnings per share            $         74,066           6,624,642   $           0.01
      Effect of dilutive stock options                                 115,625
                                          ----------------    ----------------   ----------------
      Diluted earnings per share          $         74,066           6,740,267   $           0.01
                                          ================    ================   ================

Quarter ended June 30, 2004
       Basic and diluted loss per share   $       (823,406)          6,712,438   $          (0.12)
                                          ================    ================   ================

Quarter ended June 30, 2003
      Basic earnings per share                     470,576           6,637,163   $           0.07
                                                      --               156,616               --
                                          ----------------    ----------------   ----------------
      Diluted earnings per share          $        470,576           6,793,779   $           0.07
                                          ================    ================   ================


6. Business Segment Information

Our income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. There were no intersegment revenues during the periods presented. Information concerning these segments for the six months and quarters ended June 30, 2004 and 2003, and at June 30, 2004 are as follows:


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                  JUNE 30, 2004




                                                                   Operating          Depletion,
                                                                     Income        Depreciation and
                                                 Revenues          (Loss)(1)         Amortization
                                               ------------       ------------       ------------
Six months ended June 30, 2004:
      Oil and gas exploration and production   $    281,170           (121,170)            84,789
      Pipeline operations                           397,537           (800,888)           163,671
      Other                                            --             (312,184)             6,048
                                               ------------       ------------       ------------
      Consolidated                                  678,707         (1,234,242)           254,508
      Other income (loss), net                 ------------           (108,770)      ------------
                                                                  ------------
      Loss before income taxes                                      (1,343,012)

Six months ended June 30, 2003:
      Oil and gas exploration and production   $    819,317            397,127             16,141
      Pipeline operations                           503,599           (394,077)           162,206
      Other                                            --             (284,919)            10,122
                                               ------------       ------------       ------------
      Consolidated                                1,322,916           (281,869)           188,469
      Other income, net                        ------------            396,390       ------------
                                                                  ------------
      Income before income taxes                                       114,521

Quarter ended June 30, 2004:
      Oil and gas exploration and production   $    126,278            (57,293)            34,997
      Pipeline operations                           193,498           (482,974)            81,874
      Other loss                                       --             (123,664)             2,855
                                               ------------       ------------       ------------
      Consolidated                                 319,776            (663,931)           119,726
      Other income, net                        -----------            (159,475)      ------------
                                                                  ------------
      Loss before income taxes                                        (823,406)

Quarter ended June 30, 2003:
      Oil and gas exploration and production   $    745,011            409,991             16,141
      Pipeline operations                           256,931           (114,034)            78,230
      Other                                            --             (121,592)             5,050
                                               ------------       ------------       ------------
      Consolidated                                1,001,942            174,365             99,421
      Other income (loss), net                                         296,211
                                                                  ------------
      Income before income taxes                                       470,576

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED - Continued
                                 JUNE 30, 2004




                                                        June 30, 2004
                                                        -------------

           Identifiable assets:
               Oil and gas exploration and production   $     428,221
               Pipeline operations                          5,650,648
               Other                                        1,728,689
                                                        -------------
                   Consolidated                         $   7,807,558
                                                        =============


         (1) Consolidated loss from operations includes $306,136 and $274,797 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $6,048 and $10,122 for the six months ended June 30, 2004 and 2003, respectively.

                  Consolidated income (loss) from operations includes $120,809 and $116,542 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $2,855 and $5,050 for the quarters ended June 30, 2004 and 2003, respectively.

7. Stock Based Compensation

We account for stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in our net loss in the six months and three months ended June 30, 2004 and 2003, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                  JUNE 30, 2004


                                                           Three months ended           Six months ended
                                                                June 30,                     June 30,
                                                       --------------------------   --------------------------
                                                           2004           2003          2004           2003
                                                       -----------    -----------   -----------    -----------
                                                                        (in thousands, except
                                                                          per share amounts)

Net income (loss), as reported .....................   $      (823)   $       471   $    (1,343)   $        74
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects          --              (30)         --              (30)
                                                       -----------    -----------   -----------    -----------
Pro forma net income (loss) ........................   $      (823)   $       441   $    (1,343)   $       44
                                                       ===========    ===========   ===========    ===========

Net income (loss) per share:


   Basic - as reported .............................   $     (0.12)   $      0.07   $     (0.20)   $      0.01
                                                       ===========    ===========   ===========    ===========
  Basic - pro forma ................................   $     (0.12)   $      0.07   $     (0.20)   $      0.01
                                                       ===========    ===========   ===========    ===========
  Diluted - as reported ............................   $     (0.12)   $      0.07   $     (0.20)   $      0.01
                                                       ===========    ===========   ===========    ===========
  Diluted - pro forma ..............................   $     (0.12)   $      0.06   $     (0.20)   $      0.01
                                                       ===========    ===========   ===========    ===========

8.       Recent Accounting Developments

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In July 2004, the FASB proposed FASB staff position ("FSP") SFAS 142-b, "Application of SFAS 142 to Oil and Gas Producing Entities." The proposed FSP clarifies that the exception in paragraph 8(b) of SFAS No. 142, "Goodwill and Other Intangible Assets," includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. Accordingly, the FASB staff believes that the scope exception extends to the disclosure provisions of SFAS No. 142 for drilling and mineral rights of oil and gas producing entities. SFAS 142-b will be effective when the FSP is finalized.

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

Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption "Risk Factors" in our Form 10-KSB/A-1 for the fiscal year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EXECUTIVE SUMMARY

         We are engaged in two lines of business; pipeline operations and oil and gas exploration and production. We are a holding company and conduct our operations through our subsidiaries, which provide pipeline transportation services to producer/shippers, and sell oil and gas from our producing properties. Our assets primarily are located offshore and onshore in the Texas Gulf coast area. We also own an interest in and manage the New Avoca gas storage project located in Avoca, New York.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial condition has been significantly and negatively affected by the poor performance of our businesses and our significant indebtedness. For the year ended December 31, 2003, we generated $1.4 million of revenue from the sales of oil and gas production from the High Island Block A-7 field, approximately 57% of our revenues for that period. Oil and gas production from the High Island Block A-7 field has declined significantly and for the six months ended June 30, 2004 we had generated $0.2 million of revenue from the sales of oil and gas production, approximately 31% of our revenues for that period. Production from the High Island Block A-7 field is expected to cease in 2005. As a result of the decline in production from this field we expect that a significant portion of our revenues in 2004 will be derived from utilization of our pipeline systems. Presently, our pipeline systems are generating negative cash flow. We are currently able to pay our debts as they become due, however, we expect that we will need to raise approximately $0.5 million to satisfy our liquidity needs in the fourth quarter 2004.

          o our ability to raise capital to meet current commitments and fund the continuation of our business operations; and

          o    our ability to ultimately achieve profitability and positive cash
               flows  from   operations   in  amounts   that  will  sustain  our
               operations.

         In order to address our financing needs, we (i) have engaged a financial adviser to assist us in raising capital, (ii) implemented a cost savings plan to reduce our operating costs and overhead costs and (iii) are currently attempting to restructure the terms of our indebtedness.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - Continued

         The following table summarizes certain of our contractual obligations and other commercial commitments at June 30, 2004 (amounts in thousands):


                                                           Payments Due by Period
                                                           ----------------------
            Contractual                          1 year                               After
            Obligations               Total      or less    1-3 years   3-5 years    5 years
            -----------             ---------   ---------   ---------   ---------   ---------
Accounts Payable - Tetra            $     935         935        --           -          --
Long-Term Debt                            860        --           860         -          --
Operating Leases, net of sublease         300         124         176         -          --
                                    ---------   ---------   ---------   ---------   ---------
Total Contractual
Obligations                         $   2,095       1,059       1,036         -          --
                                    =========   =========   =========   =========   =========

                                          Amount of Commitment Expiration Per Period
                                          ------------------------------------------
          Other Commercial                       1 year                               After
            Commitments               Total      or less    1-3 years   3-5 years    5 years
            -----------             ---------   ---------   ---------   ---------   ---------


Abandonment - Costs                 $   1,584        --           191         -         1,393
                                    ---------   ---------   ---------   ---------   ---------
Total Commercial
Obligations                         $   1,584        --           191         -         1,393
                                    =========   =========   =========   =========   =========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


         The following table summarizes our financial position for the periods indicated (amounts in thousands):

                                           June 30,        December 31,
                                             2004              2003
                                             ----              ----
                                       Amount      %     Amount      %
                                       ------   ------   ------   ------
         Working Capital               $   69        1   $  680        9
         Property and equipment, net    5,507       89    5,775       79
         Other noncurrent assets          609       10      848       12
                                       ------   ------   ------   ------

               Total                   $6,185      100   $7,303      100
                                       ======   ======   ======   ======

         Long-term Liabilities         $2,444       40   $2,302       32
         Stockholders' equity           3,741       60    5,001       68
                                       ------   ------   ------   ------

                 Total                 $6,185      100   $7,303      100
                                       ======   ======   ======   ======



         The change in our financial position from December 31, 2003 to June 30, 2004, was primarily due to our net loss for the six months ended June 30, 2004 of approximately $1.3 million.

         The net cash provided by or used in operating, investing and financing activities is summarized below:



                                      Six Months Ended June 30,
                                         2004           2003
                                      ----------     ----------
         Net cash used in:              (amounts in thousands)

               Operating activities   $   (1,656)    $     (478)
               Investing activities          (17)           (85)
               Financing activities         --             --
                                      ----------     ----------

         Net decrease in cash         $   (1,673)    $     (563)
                                      ==========     ==========


         The net cash used in operating activities during the six months ended June 30, 2004, reflects the payment of Buccaneer Field abandonment costs and other payables, and the net loss from operations. In August 2003, we completed the abandonment/reefing of the Buccaneer Field. As of June 30, 2004, remaining costs of $0.9 million are due to our contractor, Tetra Technologies, with whom we arranged payment terms. In August 2004, we extended the remaining payments totaling $668,000 due in September and October 2004 to Tetra whereby we will pay them in twelve monthly installments of $55,667 beginning September 1, 2004, plus interest on the outstanding balance at the rate of six percent per annum.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


         During 2002, we sold substantially all of our interests in our proved oil and gas properties. From October 2002 to late April 2003, we had no interest in any producing oil and gas properties. In late April 2003, we began to receive revenue from our 8.9% reversionary working interest in the High Island Area Block A-7 field, in the Gulf of Mexico. Oil and gas production from this field comes from one well that currently produces at a gross rate of 1.4 MMcf/day.

         Pursuant  to  a  cost  reduction  program,  we  implemented   personnel
reductions, among other things, in June and July 2004. The annual cost savings associated with the cost reductions are expected to be approximately $360,000.

         During 2004, we were in negotiations with a group of private investors to provide capital to us. In July 2004, the negotiations ended unsuccessfully. Legal and other fees incurred associated with the proposed transaction were approximately $200,000.

         During the six months ended June 30, 2004, we incurred no capital expenditures for the development of our proved reserves. Projected capital expenditures totaling $27,000 and $191,000 are expected to be incurred in the years ending December 31, 2004 and 2005, respectively. Capital expenditures in 2005 represent the abandonment costs net to our interest of our High Island Area Block A-7 property.

         We have significant available capacity in our Blue Dolphin Pipeline system in a market area that we believe is experiencing an increased level of interest by oil and gas operators. Natural gas throughput on our Blue Dolphin Pipeline system is currently 7 MMBtu per day, representing 4% of system capacity, however we are currently not aware of additional throughput volumes that could be connected to the system in the short term and existing throughput volumes are expected to decline. Future utilization of our pipeline and related facilities will depend upon the success of drilling programs around our pipeline systems, and attraction and retention of producer/shippers to the systems. As a result of increased leasing and oil and gas prospect development activity around the Blue Dolphin Pipeline system and anticipated drilling activity, we expect that utilization of the Blue Dolphin Pipeline system will increase in 2005.

         We continue to explore the possibility of expanding our Freeport, Texas operations to include terminalling and shipment by barge of oil and condensate received by truck and/or pipeline (in addition to the Blue Dolphin pipeline). With excess capacity, including ample available acreage to handle liquids, we believe a liquids storage and transportation service can add to the base Blue Dolphin Pipeline production gathering business.

         We currently are continuing our efforts to sell our interest in the New Avoca gas storage project. To enhance this effort, we are marketing prospective capacity to potential users of the project. We currently expect that costs net to our interest during the year ending December 31, 2004 will be approximately $100,000.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


         In February 2002, we acquired an additional 1/3 interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline from MCNIC Pipeline and Processing Group, Inc. ("MCNIC"). Pursuant to the terms of the purchase and sales agreement, Blue Dolphin Pipeline Company issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. As of June 30, 2004, the amount owed MCNIC is $750,000 plus accrued interest of approximately $110,000.

RESULTS OF OPERATIONS

         We reported a net loss for the six months ended June 30, 2004 ("current period") of $1,343,012 compared to net income of $74,066 reported for the six months ended June 30, 2003 ("previous period"), and for the three months ended June 30, 2004 ("current quarter"), we reported a net loss of $823,406, compared to net income of $470,576 for the three months ended June 30, 2003 ("previous quarter").

First Half of 2004 compared to First Half of 2003

         Revenue from pipeline operations. Revenues from pipeline operations decreased by $106,062 or 21% in the current period to $397,537. The decrease was due primarily to a decrease in transportation volumes on the Blue Dolphin Pipeline system of 34% resulting in a decrease in revenues of approximately $149,000, offset in part by a 34% increase in revenues of approximately $42,000 from the GA 350 Pipeline.

         Revenue from oil and gas sales. Our revenues from oil and gas sales decreased by $538,147 in the current period from those of the previous period primarily due to significant production declines from our interest in the High Island Block A-7 field, which provided revenues from oil and gas sales of approximately $217,000 in the current period compared to approximately $745,000 in the previous period. Current period oil and gas sales include approximately $64,000 from our interest in the High Island Block 34 field, which interest was received in late 2003.

         Gain on sale of oil and gas property. Gain on sale of oil and gas property represents the gain recognized from the sale of our interest in the High Island Block 34 oil and gas property.

         Pipeline operating expenses. Pipeline operating expenses in the current period increased by $180,713 from $467,819 in the previous period due to higher repairs and maintenance costs of approximately $171,000, and legal costs of approximately $54,000, offset in part by cost reductions that were implemented during 2003 that resulted in lower operating costs of approximately $50,000. The legal costs are associated with an action filed against us, the outcome of which we do not believe will have a material impact. However, if this litigation continues for a prolonged period of time, we would incur significant legal expenses, which could have a material effect on our financial condition.

         Interest and other expense. Interest and other expense increased $182,364 in the current period. Other expense in the current period includes legal and other fees associated with a proposed financing transaction that was subsequently terminated of approximately $200,000.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


         Interest and other income. Interest and other income decreased $300,235 in the current period. Other income in the current period includes the collection of accounts receivable that were previously written off of $75,000, consulting services provided by us associated with the evaluation of oil and gas properties of approximately $50,000. Other income in the previous period includes an approximately $280,000 gain from a reduction in our provision for the Buccaneer Field abandonment costs, and fees generated for consulting services we provided associated with the evaluation of oil and gas properties of approximately $93,000.

         Equity in loss of affiliate. In the current period we recorded a loss from our equity interest in New Avoca of $48,370.

         Cumulative effect of a change in accounting principal. In the previous period, as a result of our adoption of SFAS No. 143, we recorded a cumulative effect adjustment at January 1, 2003 of a change in accounting principle for asset retirement obligations of $40,455 (see note 4 to the Condensed Consolidated Financial Statements).

Second Quarter of 2004 compared to Second Quarter of 2003

         Revenue from pipeline operations. Current quarter revenues from pipeline operations decreased by $63,433 or 25% from the previous quarter to $193,498 due to a 37% decrease in throughput on the Blue Dolphin System in the current quarter, partially offset by a 33% increase in throughput on the GA 350 System.

         Revenue from oil and gas sales. Current quarter revenues from oil and gas sales decreased by $618,733 primarily due to significant production declines from our interest in the High Island Block A-7 field, which provided revenues from oil and gas sales of approximately $99,000 in the current quarter compared to approximately $745,000 in the previous quarter.

         Pipeline operating expenses. Pipeline operating expenses in the current quarter increased by $130,856 from $274,425 in the previous quarter due to higher repairs and maintenance costs of approximately $157,000 and legal costs of approximately $26,000, offset in part by cost reductions that were implemented during 2003 that resulted lower operating costs of approximately $50,000.

         Interest and other expense. Interest and other expense increased $183,354 in the current quarter. Other expense in the current quarter includes legal and other fees associated with a proposed financing transaction that was subsequently terminated of approximately $200,000.

         Interest and other income. Interest and other income decreased $251,344 in the current quarter. Other income in the current quarter includes the collection of accounts receivable that were previously written off of $45,000. Other income in the previous quarter includes an approximately $280,000 gain from a reduction in our provision for the Buccaneer Field abandonment costs.

         Equity in loss of affiliate. In the current quarter, we recorded a loss from our equity interest in New Avoca of $25,068.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

         Recent  Accounting  Developments.  In July 2003,  an issue was  brought before the FASB regarding whether or not contract-based oil and gas mineral rights held by lease or contract ("mineral rights") should be recorded or disclosed as intangible assets. The issue presents a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations," and, therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statements, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas companies.

         In July 2004, the FASB proposed FASB staff position ("FSP") SFAS 142-b, "Application of SFAS 142 to Oil and Gas Producing Entities." The proposed FSP clarifies that the exception in paragraph 8(b) of SFAS No. 142, "Goodwill and Other Intangible Assets," includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. Accordingly, the FASB staff believes that the scope exception extends to the disclosure provisions of SFAS No. 142 for drilling and mineral rights of oil and gas producing entities. SFAS 142-b will be effective when the FSP is finalized.

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

         3.1      Amended Bylaws of the Company

         31.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         B)       Reports on Form 8-K



                  On May 14, 2004, we filed a current report on Form 8-K dated May 14, 2004 reporting our first quarter 2004 earnings. The
                  Item in such current report was Item 12 (Results of Operations and Financial Condition).




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By:  BLUE DOLPHIN ENERGY COMPANY


Date:    August 20, 2004            /s/ Ivar Siem
                                    --------------------------------------------
                                    Ivar Siem
                                    Chairman and Chief Executive Officer


                                    /s/ G. Brian Lloyd
                                    --------------------------------------------
                                    G. Brian Lloyd
                                    Vice President, Treasurer
                                    (Principal Accounting and Financial Officer)