Form 10-Q
period 2004-09-30
BLUE DOLPHIN ENERGY CO
filed 2004-11-12
CIK 793306

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:    SEPTEMBER 30, 2004

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from ............to .......


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of November 10, 2004, there were 6,813,689 shares of the registrants' common stock, par value $.01 per share, outstanding.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

                               SEPTEMBER 30, 2004

                                                                  ASSETS
Current assets:
   Cash and cash equivalents                                                                                   $    794,236
   Accounts receivable                                                                                              318,890
   Related party receivable                                                                                           5,766
   Deferred federal income tax                                                                                      244,444
   Prepaid expenses and other assets                                                                                240,460
                                                                                                               ------------
                       TOTAL CURRENT ASSETS                                                                       1,603,796

Property and Equipment at cost:
   Oil and Gas properties, including $168,131
         of unproved leasehold cost (full-cost method)                                                              507,752
   Pipelines                                                                                                      4,546,287
   Onshore separation and handling facilities                                                                     1,664,128
   Land                                                                                                             860,275
   Other property and equipment                                                                                     307,238
                                                                                                               ------------
                                                                                                                  7,885,680
   Less:  Accumulated depletion, depreciation, amortization and impairment                                        2,482,077
                                                                                                               ------------
                                                                                                                  5,403,603

Investment in New Avoca                                                                                             583,666
Other Assets                                                                                                         15,989
                                                                                                               ------------

                      TOTAL ASSETS                                                                             $  7,607,054
                                                                                                               ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                                            $  1,007,100
   Notes payable                                                                                                    750,000
   Accrued expenses and other liabilities                                                                            70,153
                                                                                                               ------------
                        TOTAL CURRENT LIABILITIES                                                                 1,827,253

Note payable                                                                                                        750,000
Interest payable                                                                                                    121,056
Asset retirement obligations                                                                                      1,598,710

Common Stock, ($.01 par value, 10,000,000 shares authorized, 6,813,689 shares issued and outstanding)                68,137
Additional Paid-in Capital                                                                                       26,458,268
Accumulated Deficit                                                                                             (23,216,370)
                                                                                                               ------------
                                                                                                                  3,310,035

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                                                         $  7,607,054
                                                                                                               ============

See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                               Three Months
                                                                            Ended September 30,
                                                                         2004                2003
                                                                     ------------        ------------
Revenue from operations:
   Pipeline operations                                               $    187,911        $    212,644
   Oil and gas sales                                                       67,878             449,416
                                                                     ------------        ------------
                                                                          255,789             662,060
                                                                     ------------        ------------


Cost of operations:
   Pipeline operating expenses                                            207,965             296,022
   Lease operating expenses                                                24,296              46,465
   Depletion, depreciation and amortization                                91,675             116,989
   General and administrative                                             437,970             415,928
   Accretion expense                                                       26,881              17,444
                                                                     ------------        ------------
                                                                          788,787             892,848
                                                                     ------------        ------------

                  LOSS FROM OPERATIONS                                   (532,998)           (230,788)

Other Income (expense):
   Interest and other expense                                             (90,545)            (11,343)
   Interest and other income                                              108,878             225,385
   Equity in loss of affiliate                                            (25,830)                 --
                                                                     ------------        ------------

                  LOSS BEFORE INCOME TAXES                               (540,495)            (16,746)

Income taxes                                                                   --                  --
                                                                     ------------        ------------

Net loss                                                             $   (540,495)       $    (16,746)
                                                                     ============        ============

Loss per common share
   - basic                                                           $      (0.08)       $       0.00
                                                                     ============        ============
   - diluted                                                         $      (0.08)       $       0.00
                                                                     ============        ============
Weighted average number of common shares outstanding - basic            6,748,237           6,653,660
                                                                     ============        ============
Weighted average number of common shares outstanding - diluted          6,748,237           6,653,660
                                                                     ============        ============


See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                Nine Months
                                                                             Ended September 30,
                                                                           2004              2003
                                                                       ------------      ------------
Revenue from operations:
   Pipeline operations                                                 $    585,448      $    716,243
   Oil and gas sales                                                        349,048         1,268,733
   Gain on sale of oil and gas property                                      25,809                --
                                                                       ------------      ------------
                                                                            960,305         1,984,976
                                                                       ------------      ------------
Cost of operations:
   Pipeline operating expenses                                              856,497           763,841
   Lease operating expenses                                                  91,322            76,743
   Depletion, depreciation and amortization                                 346,183           305,458
   General and administrative                                             1,334,211         1,293,251
   Accretion expense                                                         73,523            58,340
                                                                       ------------      ------------
                                                                          2,701,736         2,497,633
                                                                       ------------      ------------

              LOSS FROM OPERATIONS                                       (1,741,431)         (512,657)

Other Income (expense):
   Interest and other expense                                              (316,207)          (54,641)
   Interest and other income                                                248,331           665,073
   Equity in loss of affiliate                                              (74,200)               --
                                                                       ------------      ------------

              INCOME (LOSS) BEFORE INCOME TAXES                          (1,883,507)           97,775

Income taxes                                                                     --                --
                                                                       ------------      ------------

              INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE
                IN ACCOUNTING PRINCIPLE                                  (1,883,507)           97,775

Cumulative effect of a change in accounting principle
   for asset retirement obligations                                              --           (40,455)
                                                                       ------------      ------------

Net income (loss)                                                      $ (1,883,507)     $     57,320
                                                                       ============      ============

Income (loss) per common share - basic
        Income (loss) before accounting change                         $      (0.28)             0.02
                                                                       ============      ============
        Cumulative effect of a change in accounting principle          $       0.00      $      (0.01)
                                                                       ============      ============
        Net income (loss)                                              $      (0.28)     $       0.01
                                                                       ============      ============

Income (loss) per common share - diluted
        Income (loss) before accounting change                         $      (0.28)             0.02
                                                                       ============      ============
        Cumulative effect of a change in accounting principle          $       0.00      $      (0.01)
                                                                       ============      ============
        Net income (loss)                                              $      (0.28)     $       0.01
                                                                       ============      ============

Weighted average number of common shares outstanding
        - basic                                                           6,708,060         6,634,346
                                                                       ============      ============
        - diluted                                                         6,708,060         6,802,923
                                                                       ============      ============

 See accompanying notes to the condensed consolidated financial statements

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                          Nine Months
                                                                                      Ended September 30,
                                                                                     2004             2003
                                                                                 ------------     ------------
OPERATING ACTIVITIES
   Net income (loss)                                                             $ (1,883,507)    $     57,320
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
             Depletion, depreciation and amortization                                 346,183          305,458
             Amortization of debt issue costs                                          53,543               --
             Gain from change in estimate of abandonment costs                             --         (488,653)
             Gain on sale of oil and gas property                                     (25,809)              --
             Change in accounting principle                                                --           40,455
             Accretion of asset retirement obligations                                 73,523           58,340
             Equity in loss of affiliate                                               74,200               --
             Common stock issued for services                                         112,001           28,722
             Compensation from issuance of warrants                                    76,768               --
             Changes in operating assets and liabilities:
                  Accounts receivable                                                 164,429         (199,784)
                  Prepaid expenses and other assets                                    22,955          135,209
                  Abandonment costs incurred                                               --       (3,273,825)
                  Trade accounts payable and accrued expenses                      (1,471,053)       2,231,377
                                                                                 ------------     ------------
                       NET CASH USED IN
                       OPERATING ACTIVITIES                                        (2,456,767)      (1,105,381)
                                                                                 ------------     ------------
INVESTING ACTIVITIES
     Property, equipment and other assets                                              (2,197)         (39,723)
     Exploration and development costs                                                 (7,828)         (73,136)
     Proceeds from sale of assets                                                      34,183               --
     Development costs - New Avoca                                                    (69,167)         (66,835)
     Other                                                                                 --          (37,637)
                                                                                 ------------     ------------
                        NET CASH USED IN INVESTING ACTIVITIES                         (45,009)        (217,331)
                                                                                 ------------     ------------

FINANCING ACTIVITIES
     Proceeds from Borrowings                                                         750,000               --
     Financing costs                                                                 (160,629)              --
     Other                                                                              3,750          (18,718)
                                                                                 ------------     ------------
                        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           593,121          (18,718)
                        DECREASE IN CASH AND CASH EQUIVALENTS                      (1,908,656)      (1,341,430)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,702,892        4,405,676
                                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    794,236     $  3,064,246
                                                                                 ============     ============

See accompanying notes to the condensed consolidated financial statements

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                               SEPTEMBER 30, 2004

1.       LIQUIDITY

At September 30, 2004, we had a working capital deficit of approximately $.2 million. During the past few months, we have taken the following actions to improve our liquidity and working capital position.

In August 2004, we were able to negotiate an extension of the payment terms of our indebtedness to Tetra Applied Technologies, Inc. associated with the Buccaneer Field abandonment/reefing in the amount of $668,000 originally due in September and October 2004. Under the new terms we will pay the outstanding balance to Tetra in twelve monthly installments of $55,667 beginning September 1, 2004, plus interest on the outstanding balance at the rate of 6% per annum.

In September 2004, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with certain accredited investors and certain of our directors for the purchase and sale of promissory notes in an aggregate principal amount of $750,000 (the "Promissory Notes") and 2,800,000 warrants (the "Warrants") to purchase shares of common stock at a purchase price of $0.003 per warrant. The sale of the Promissory Notes and the first tranche of 1,250,000 Warrants (the "Initial Warrants") closed on September 8, 2004, and the closing of the sale of the second tranche of 1,550,000 Warrants (the "Additional Warrants") is subject to stockholder approval at our November 11, 2004 special stockholders' meeting. We received net proceeds of $753,750 from the sale of the Promissory Notes and the Initial Warrants. The Promissory Notes mature on December 7, 2004, and accrue interest at a rate of 12.0% per annum, of which 4% is payable monthly and 8% is payable at maturity. The Promissory Notes are secured by a second lien on our Blue Dolphin Pipeline System. The maturity date of the Promissory Notes will be extended to September 8, 2005, if stockholders approve the issuance of the Additional Warrants. The Additional Warrants will also be issued at a price of $0.003 per warrant. The Initial Warrants and the Additional Warrants are immediately exercisable and will expire five years after their date of issuance. Each Warrant is exercisable for one share of common stock at an exercise price of $0.25 per share. The Warrants contain standard antidilution provisions, as well as provisions that will result in adjustments to the exercise price of the Warrants if we issue common stock at a price below $0.25 per share, subject to certain exceptions.

In October 2004, we sold our 25% equity interest in New Avoca Gas Storage LLC. Pursuant to the terms of the Purchase and Sale Agreement, we received approximately $.9 million for our interest in New Avoca, and may receive an additional payment of up to approximately $.4 million, subject to the commencement of commercial operations at the New Avoca natural gas storage facility prior to October 29, 2011.

Even though we continue to incur losses from operations, we currently believe that we have sufficient resources in order to satisfy our working capital and capital expenditure requirements for the twelve months ending September 30, 2005.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED - CONTINUED
                               SEPTEMBER 30, 2004


2. RELATED PARTY TRANSACTIONS

We own 12.8% of the common stock of Drillmar, Inc. Our Chairman, Ivar Siem (along with certain of his affiliated entities), and one of our Directors, Harris A. Kaffie, are owners of 30.3% and 30.6%, respectively, of Drillmar's common stock. Messrs. Siem and Kaffie are both Directors, and Mr. Siem is Chairman and President of Drillmar.

In 2002, we recorded a full impairment of our investment in Drillmar of approximately $340,000 and a full reserve for the accounts receivable amount owed to us from Drillmar of approximately $200,000, due to Drillmar's working capital deficiency and delays in securing capital funding. During the nine months ended September 30, 2004, we collected $120,000 from Drillmar and we expect to continue to receive $15,000 per month until the accounts receivable is fully collected.

In January 2003, Drillmar stockholders approved a restructuring plan whereby Drillmar will issue up to $3.0 million of convertible notes that are convertible into common stock representing over 99% of Drillmar's outstanding shares. As a result, our ownership in Drillmar can be reduced to less than 1%. However, in November 2003, we converted a contingent obligation due from Drillmar for providing office space, accounting and administrative services from May 2002 through January 2003 totaling $162,000 (9 months at $18,000 per month) into a convertible note, which if converted along with all of Drillmar's outstanding convertible notes, would represent 7.0% of Drillmar's common stock. Messrs. Siem, Kaffie and Trimble (one of our Directors) also hold Drillmar convertible notes, which if converted along with all of Drillmar's outstanding convertible notes, would represent 45.5%, 26.0% and 1.9%, respectively, of Drillmar's common stock.

We entered into a new agreement with Drillmar effective February 1, 2003, whereby we provide and charge for office space, which is currently approximately $4,000 per month. We also provided professional, accounting and administrative services to Drillmar billed at hourly rates based on our cost. Since our implementation of staff reductions in mid 2004, no such services have been provided. The agreement can be terminated upon 30 days notice or by the mutual agreement of the parties.

Effective April 1, 2003, we entered into a sublease agreement expiring December 31, 2006 for certain of our office space with TexCal (GP) LLC, formerly Tri-Union Development Corporation. Our receipts from this sublease are approximately $78,500 annually. Mr. Trimble is the President and Chief Executive Officer of TexCal.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED - CONTINUED
                               SEPTEMBER 30, 2004


Pursuant to the Purchase Agreement consummated in September 2004, F. Gardner Parker and Laurence N. Benz were appointed to our Board of Directors. Messers. Benz and Parker each purchased a Promissory Note in the aggregate principal amount of $25,000 and Michael S. Chadwick purchased a Promissory Note in the aggregate principal amount of $12,500. Messrs. Benz, Parker and Chadwick also purchased 41,667, 41,663 and 20,834 Initial Warrants, respectively, in September 2004, and subject to stockholder approval at the November 11, 2004 special stockholders meeting, will purchase 41,667, 341,665 and 20,834 Additional Warrants, respectively.

In addition to serving on our Board of Directors, Mr. Chadwick is also a Senior Vice President and Managing Director of Sanders Morris Harris, the investment banking subsidiary at Sanders Morris Harris Group ("SMH"). We paid SMH a $25,000 fee in connection with the placement of the Promissory Notes and Warrants and agreed to retain SMH as our financial advisor to provide, among other services, a fairness opinion in connection with our next merger, acquisition or similar transaction. In September 2004, we also entered into a consulting agreement with Mr. Parker. Mr. Parker's consulting agreement with us has a term of up to eighteen months. Under the terms of the consulting agreement, we will pay him a monthly fee of $2,000 and a bonus that will accrue at the rate of $3,000 per month, payable upon consummation of a merger or acquisition.

Pursuant to the terms of the Purchase Agreement, we agreed to grant warrants to acquire 100,000 shares of Common Stock to each of Messrs. Benz, Chadwick and Parker, each of whom currently serves as a director. The warrants granted to Messrs. Benz, Chadwick and Parker will be immediately exercisable and will expire five years after their date of issuance. Each warrant is exercisable for one share of Common Stock at an exercise price of $0.25 per share. These warrants contain standard antidilution provisions, as well as provisions that will result in adjustments to the exercise price of the warrants if we issue Common Stock at a price below $0.25, subject to certain exceptions. The issuance of these warrants is subject to stockholder approval at our November 11, 2004 special stockholders meeting.

On September 8, 2004, we sold the common stock of our wholly owned subsidiary American Resources Offshore, Inc. ("ARO") to Ivar Siem on behalf of those stockholders who hold a number of shares of our common stock above a threshold to be determined by Mr. Siem, provided, however, that such threshold shall be set at a level, which will include a minimum of the 30 largest shareholders on a proportionate basis. ARO had no revenue and no assets, except for federal net operating loss carryforwards. The consideration paid to us consisted of $1,000 cash, the assumption of the transaction costs, including incremental costs associated with the reporting and disclosure of this transaction incurred by us in our filings with the SEC and any other required filings or announcements, and the assumption of any and all liabilities of ARO.

3. CONTINGENCIES

We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED - CONTINUED
                               SEPTEMBER 30, 2004


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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                               SEPTEMBER 30, 2004

                                                                     Weighted-
                                                                   Average Number
                                                                 of Common Shares
                                                                    Outstanding                Per
                                                Net Income     and Potential Dilutive         Share
                                                  (Loss)           Common Shares              Amount
                                             ---------------   ----------------------    ---------------

Nine Months ended September 30, 2004
      Basic and diluted loss per share       $    (1,883,507)           6,708,060        $         (0.28)
                                             ===============      ===============        ===============


Nine Months ended September 30, 2003
      Basic earnings per share               $        57,320            6,634,346        $          0.01
      Effect of dilutive stock options                                    168,577
                                             ---------------      ---------------        ---------------
      Diluted earnings per share             $        57,320            6,802,923        $          0.01
                                             ===============      ===============        ===============


Quarter ended September 30, 2004
      Basic and diluted loss per share       $      (540,495)           6,748,237        $         (0.08)
                                             ===============      ===============        ===============


Quarter ended September 30, 2003
      Basic and diluted loss per share       $       (16,746)           6,653,660        $          0.00
                                             ===============      ===============        ===============

6. BUSINESS SEGMENT INFORMATION

Our income producing operations are conducted in two principal business segments: oil and gas exploration and production, and pipeline operations. There were no intersegment revenues during the periods presented. Information concerning these segments for the nine months and quarters ended September 30, 2004 and 2003, and at September 30, 2004 are as follows:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                               SEPTEMBER 30, 2004


                                                               Operating      Depletion,
                                                                Income     Depreciation and
                                                Revenues       (Loss)(*)     Amortization
                                               -----------    -----------  ----------------
Nine Months ended September 30, 2004:
      Oil and gas exploration and production   $   349,048       (184,419)        91,855
      Pipeline operations                          585,448     (1,143,779)       245,545
      Other                                         25,809       (413,233)         8,783
                                               -----------    -----------    -----------
      Consolidated                                 960,305     (1,741,431)       346,183
                                               -----------                   -----------
      Other loss, net                                            (142,076)
                                                              -----------
      Loss before income taxes                                 (1,883,507)

Nine Months ended September 30, 2003:
      Oil and gas exploration and production   $ 1,268,733        563,244         47,819
      Pipeline operations                          716,243       (675,770)       243,309
      Other                                             --       (400,131)        14,330
                                               -----------    -----------    -----------
      Consolidated                               1,984,976       (512,657)       305,458
                                               -----------                   -----------
      Other income, net                                           610,432
                                                              -----------
      Income before income taxes                                   97,775

Quarter ended September 30, 2004:
      Oil and gas exploration and production   $    67,878        (63,249)         7,067
      Pipeline operations                          187,911       (342,891)        81,874
      Other                                             --       (126,858)         2,734
                                               -----------    -----------    -----------
      Consolidated                                 255,789       (532,998)        91,675
                                               -----------                   -----------
      Other income, net                                            (7,497)
                                                              -----------
      Loss before income taxes                                   (540,495)

Quarter ended September 30, 2003:
      Oil and gas exploration and production   $   449,416        166,117         31,678
      Pipeline operations                          212,644       (281,694)        81,103
      Other                                                      (115,211)         4,208
                                               -----------    -----------    -----------
      Consolidated                                 662,060       (230,788)       116,989
                                               -----------                   -----------
      Other income, net                                           214,042
                                                              -----------
      Loss before income taxes                                    (16,746)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                               SEPTEMBER 30, 2004


                                             September 30, 2004
                                             ------------------
Identifiable assets:
    Oil and gas exploration and production     $      324,295
    Pipeline operations                             5,438,955
    Other                                           1,843,804
                                               --------------
        Consolidated                           $    7,607,054
                                               ==============

        (*) Consolidated loss from operations includes $430,259 and $385,801 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $8,783 and $14,330 for the nine months ended September 30, 2004 and 2003, respectively.

              Consolidated income (loss) from operations includes $124,124 and $111,003 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $2,734 and $4,208 for the quarters ended September 30, 2004 and 2003, respectively.

7. STOCK BASED COMPENSATION

We account for stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in our net loss in the nine months and three months ended September 30, 2004 and 2003, as all options granted had exercise prices equal to the market value of the underlying Common Stock on the dates of grant. However, we did recognize compensation expense from the sale of our warrants in September 2004 as a result of the exercise price of the warrants being below the market value of the underlying common stock at the time of the sale. The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                               SEPTEMBER 30, 2004


                                                                  Three months ended                     Nine months ended
                                                                     September 30,                          September 30
                                                           --------------------------------       --------------------------------
                                                               2004                2003               2004                2003
                                                           ------------        ------------       ------------        ------------
                                                                          (in thousands, except per share amounts)
Net income (loss), as reported ......................      $       (540)       $        (17)      $     (1,884)       $         57
Add: Total stock-based employee compensation
   expense included in reported net income,
   net of related tax effects .......................                77                  --                 77                  --
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for awards, net of related tax effects ....                (99)                 --                (99)                (30)
                                                           ------------        ------------       ------------        ------------
Pro forma net income (loss) .........................      $       (562)       $        (17)      $     (1,906)       $         27
                                                           ============        ============       ============        ============

Net income (loss) per share:

Basic - as reported                                        $      (0.08)       $       0.00       $      (0.28)       $       0.01
                                                           ============        ============       ============        ============
Basic - pro forma                                          $      (0.08)       $       0.00       $      (0.28)       $       0.00
                                                           ============        ============       ============        ============
Diluted - as reported                                      $      (0.08)       $       0.00       $      (0.28)       $       0.01
                                                           ============        ============       ============        ============
Diluted - pro forma                                        $      (0.08)       $       0.00       $      (0.28)       $       0.00
                                                           ============        ============       ============        ============

During the quarter ended September 30, 2004, 177,142 stock options were exercised, with the exercise prices ranging from $.35 per share to $.43 per share. At September 30, 2004 there were 369,942 stock options outstanding with exercise prices ranging from $.35 per share to $6.00 per share. Certain of the stock options exercised were done so by using the value of the shares of common stock exercised to pay for the option price. As a result, 23,454 shares of common stock exercised were exchanged to the Company for payment of the exercise price.

As of September 30, 2004, there were 1,250,000 warrants outstanding. The warrants are vested, are exercisable at $.25 per warrant into one share of common stock, and have a five year term expiring on September 7, 2009. See note 1.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED - CONTINUED
                               SEPTEMBER 30, 2004



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

In September 2004, the FASB posted FASB staff position ("FSP") SFAS 142-2, "Application of SFAS 142 to Oil and Gas Producing Entities." The FSP clarifies that the exception in paragraph 8(b) of SFAS No. 142, "Goodwill and Other Intangible Assets," includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. Accordingly, the FASB staff believes that the scope exception extends to the disclosure provisions of SFAS No. 142 for drilling and mineral rights of oil and gas producing entities. SFAS 142-2 will be effective for the first reporting period after September 2, 2004. The FSP will have no impact on our financial position, results of operations or cash flows.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS


Forward Looking Statements. Certain of the statements included in this quarterly report on Form 10-QSB, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "plan", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in the forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from the forward-looking statements include:

         -        availability and cost of capital;

         -        the level of utilization of our pipelines;

         -        the level of exploration activities around our pipelines;

         -        the risks associated with exploration;

         -        the level of production from oil and gas properties;

         -        gas and oil price volatility;

         - uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

         - actions or inactions of third party operators for properties where we have an interest;

         -        regulatory developments; and

         -        general economic conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition has been significantly and negatively affected by the poor performance of our businesses and our significant indebtedness. For the year ended December 31, 2003, we generated $1.4 million of revenue from the sales of oil and gas production from the High Island Block A-7 field, approximately 57% of our revenues for that period. Oil and gas production from the High Island Block A-7 field has declined significantly and for the nine months ended September 30, 2004, our revenues from the sales of oil and gas production decreased approximately 78.6% to $0.3 million, which accounted for approximately 36% of our revenues for that period. As a result of the decline in production from this field we expect that a significant portion of our revenues in 2004 will continue to be derived from utilization of our pipeline systems. Production from the High Island Block A-7 field is expected to cease in early 2006. Presently, our pipeline systems are generating negative cash flow.

In order to attempt to address our capital needs, we (i) engaged Sanders Morris Harris Group, Inc. and American Capital Group, LLC as financial advisers to assist us in raising capital, (ii) implemented a cost savings plan to reduce our operating costs and overhead costs, (iii) restructured the terms of certain of our indebtedness, and (iv) sold certain non-core assets.

We implemented our cost savings in June and July of 2004, consisting primarily of personnel reductions. The annual cost savings associated with the cost reductions are expected to be approximately $360,000.

In August 2004, we extended the remaining payments totaling $668,000 due in September and October 2004 to our contractor Tetra Technologies Inc. ("Tetra") for the abandonment/reefing of the Bucaneer Field. Under the revised terms we will pay Tetra the outstanding balance in twelve monthly installments of $55,667 beginning September 1, 2004, plus interest on the outstanding balance at the rate of six percent per annum. As of September 30, 2004, the remaining balance due to Tetra was approximately $0.6 million.

On September 8, 2004, we entered into the Purchase Agreement with certain accredited investors and certain of our directors for the purchase and sale of promissory notes in an aggregate principal amount of $750,000 (the "Promissory Notes") and 2,800,000 warrants (the "Warrants") to purchase shares of common stock at a purchase price of $0.003 per Warrant. The sale of the Promissory Notes and the first tranche of 1,250,000 Warrants (the "Initial Warrants") closed on September 8, 2004, and the closing of the sale of the second tranche of 1,550,000 Warrants (the "Additional Warrants") is subject to stockholder approval at our November 11, 2004 special stockholders meeting. We received proceeds of $753,750 from the issuance of the promissory notes and the sale of the Initial Warrants, which will be used for general corporate purposes.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The Promissory Notes mature on December 7, 2004, and accrue interest at a rate of 12.0% per annum, of which 4% is payable monthly and 8% is payable at maturity. The Promissory Notes are secured by a second lien on our Blue Dolphin Pipeline System. The maturity date of the Promissory Notes will be extended to September 8, 2005, if stockholders approve the issuance of the Additional Warrants. The Additional Warrants will also be sold at a price of $0.003 per warrant. The Initial Warrants and the Additional Warrants are immediately exercisable and will expire five years after their date of issuance. Each Warrant is exercisable for one share of common stock at an exercise price of $0.25 per share. The Warrants contain standard antidilution provisions, as well as provisions that will result in adjustments to the exercise price of the Warrants if we issue common stock at a price below $0.25 per share, subject to certain exceptions.

In October 2004, we sold our 25% equity interest in New Avoca Gas Storage, LLC. Pursuant to the terms of the Purchase and Sale Agreement, we received approximately $.9 million for our interest in New Avoca, and may receive an additional payment of up to approximately $.4 million, subject to the commencement of commercial operations at the New Avoca natural gas storage facility prior to October 29, 2011. The proceeds from the sale of our interest in New Avoca will be used for general corporate purposes.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

        The following table summarizes certain of our contractual obligations and other commercial commitments at September 30, 2004 (amounts in thousands):


                                                                  Payments Due by Period
                                        ------------------------------------------------------------------------------
Contractual                                                1 year                                             After
Obligations                               Total           or less         1-3 years        3-5 years         5 years
---------------------------------       ----------       ----------       ----------       ----------       ----------
Accounts Payable - Tetra                $      612              612               --               --               --
Short-Term Debt                                756              756
Long-Term Debt                                 871               --              871               --               --
Operating Leases, net of sublease              268              122              146               --               --
                                        ----------       ----------       ----------       ----------       ----------

Total Contractual Obligations           $    2,507            1,490            1,017               --               --
                                        ==========       ==========       ==========       ==========       ==========


                                                        Amount of Commitment Expiration Per Period
                                        ------------------------------------------------------------------------------
Other Commercial                                           1 year                                              After
Commitments                                Total           or less         1-3 years       3-5 years          5 years
---------------------------------       ----------       ----------       ----------       ----------       ----------
Abandonment - Costs                     $    1,599               --              185               --            1,414
                                        ----------       ----------       ----------       ----------       ----------

Total Commercial Obligations            $    1,599               --              185               --            1,414
                                        ==========       ==========       ==========       ==========       ==========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

        The following table summarizes our financial position for the periods indicated (amounts in thousands):


                                         September 30,                     December 31,
                                             2004                              2003
                                  ---------------------------       ---------------------------
                                    Amount             %              Amount             %
                                  ----------       ----------       ----------       ----------
Working Capital                   $       --               --       $      680                9
Property and equipment, net            5,404               88            5,775               79
Other noncurrent assets                  707               12              848               12
                                  ----------       ----------       ----------       ----------

       Total                      $    6,111              100       $    7,303              100
                                  ==========       ==========       ==========       ==========

Working Capital Deficit           $      322                5       $       --               --
Long-term Liabilities                  2,479               41            2,302               32
Stockholders' equity                   3,310               54            5,001               68
                                  ----------       ----------       ----------       ----------

       Total                      $    6,111              100       $    7,303              100
                                  ==========       ==========       ==========       ==========


The change in our financial position from December 31, 2003 to September 30, 2004, was primarily due to our net loss for the nine months ended September 30, 2004 of approximately $1.9 million, and the issuance of approximately $.75 million of promissory notes.

The net cash provided by or used in operating, investing and financing activities is summarized below:


                                              Nine Months Ended September 30,
                                                  (amounts in thousands)
                                      ------------------------------------------------
                                              2004                        2003
                                      --------------------        --------------------
Net cash provided by (used in):
          Operating activities        $             (2,457)       $             (1,105)
          Investing activities                         (45)                       (217)
          Financing activities                         593                         (19)
                                      --------------------        --------------------
Net decrease in cash                  $             (1,909)       $             (1,341)
                                      ====================        ====================

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The net cash used in operating activities during the nine months ended September 30, 2004, reflects the payment of Buccaneer Field abandonment costs and other payables, and the net loss from operations.

During 2002, we sold substantially all of our interests in our proved oil and gas properties. From October 2002 to late April 2003, we had no interest in any producing oil and gas properties. In late April 2003, we began to receive revenue from our 8.9% reversionary working interest in the High Island Area Block A-7 field, in the Gulf of Mexico. Oil and gas production from this field comes from one well that currently produces at a gross rate of approximately
1.0 MMcf/day.

During 2004, we were in negotiations with a group of private investors to provide capital to us. In July 2004, the negotiations ended unsuccessfully. Legal and other fees incurred associated with the proposed transaction were approximately $200,000.

During the nine months ended September 30, 2004, we incurred no capital expenditures for the development of our proved reserves. Projected capital expenditures totaling $25,000 and $185,000 are expected to be incurred in the years ending December 31, 2004 and 2006, respectively. Capital expenditures in 2004 represent workover costs, net to our interest, for the producing well in the High Island Block A-7 field and in 2006 represent the abandonment costs net to our interest of our High Island Area Block A-7 field. No capital expenditures are currently expected in 2005, 2007 and 2008.

We have significant available capacity in our Blue Dolphin Pipeline system. Natural gas throughput on our Blue Dolphin Pipeline system is currently 7 MMBtu per day, representing 4% of system capacity, however we are currently not aware of additional throughput volumes that could be connected to the system in the short term and existing throughput volumes are expected to decline. As a result of increased leasing and oil and gas prospect development activity around the Blue Dolphin Pipeline system and anticipated drilling activity, we expect that utilization of the Blue Dolphin Pipeline system will increase in 2005. Due to operating losses we incurred from operating the Blue Dolphin Pipeline system, we have exercised the economic hardship provision contained in most of our gas transportation contracts, whereby the rates charged by us can be renegotiated. Currently contracts representing approximately 40% of our gas transportation volumes have been renegotiated, with average rates increasing over 200%. The renegotiated transportation rates were effective October 1, 2004. Natural gas throughput on our GA 350 pipeline system increased to 32 MMBtu per day in the third quarter 2004 representing 49% of system capacity, as a result of a new well drilled by an existing shipper and recompletion of two wells by another existing shipper. Future utilization of our pipeline and related facilities will depend upon the success of drilling programs around our pipeline systems, and attraction and retention of producer/shippers to the systems.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


In February 2002, we acquired an additional 1/3 interest in the Blue Dolphin Pipeline system and the inactive Omega Pipeline from MCNIC Pipeline and Processing Group, Inc. ("MCNIC"). Pursuant to the terms of the purchase and sales agreement, Blue Dolphin Pipe Line Company issued MCNIC a $750,000 promissory note due December 31, 2006, with required monthly payments to be made out of 90% of the net revenues of the interest acquired. As of September 30, 2004, no payments have been made on this promissory note and the amount owed MCNIC is $750,000 plus accrued interest of approximately $121,000.

RESULTS OF OPERATIONS

         We reported a net loss for the nine months ended September 30, 2004 ("current period") of $1,883,507 compared to net income of $57,320 reported for the nine months ended September 30, 2003 ("previous period"). For the three months ended September 30, 2004 ("current quarter"), we reported a net loss of $540,495, compared to a net loss of $16,746 for the three months ended September 30, 2003 ("previous quarter").

Nine Months of 2004 compared to Nine Months of 2003


         Revenue from pipeline operations. Revenues from pipeline operations decreased by $130,795 or 18% in the current period to $585,448. The decrease was due primarily to a decrease in transportation volumes on the Blue Dolphin Pipeline system of 34%, resulting in a decrease in revenues of approximately $202,000, offset in part by a 42% increase in revenues, of approximately $68,000, from the GA 350 Pipeline.

         Revenue from oil and gas sales. Revenues from oil and gas sales decreased by $919,685 in the current period from those of the previous period primarily due to a significant production decline in the High Island Block A-7 field, which provided revenues from oil and gas sales of approximately $285,000 in the current period compared to approximately $1,269,000 in the previous period. Current period oil and gas sales include approximately $64,000 from our interest in the High Island Block 34 field, which interest was received in late 2003.

         Gain on sale of oil and gas property. Gain on sale of oil and gas property represents the gain of $25,809 recognized from the sale of our interest in the High Island Block 34 field in June 2004.

         Pipeline operating expenses. Pipeline operating expenses in the current period increased by $92,656 from $763,841 in the previous period due to higher repairs and maintenance costs of approximately $173,000, and legal costs of approximately $21,000, offset in part by cost reductions that were implemented during 2003 that resulted in lower operating costs of approximately $100,000. The legal costs are associated with an action filed against us, the outcome of which we do not believe will have a material impact. However, if this litigation continues for a prolonged period of time, we would incur significant legal expenses, which could have a material adverse effect on our financial condition.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         General and administrative. General and administrative expenses increased by $40,960 from $1,293,251 in the previous period. The increase was due to non-cash compensation expense recorded in the current period of $150,000, offset primarily by lower personnel and other costs as a result of our cost reduction plans implemented in 2003 and mid 2004.

         Interest and other expense. Interest and other expense increased $261,566 in the current period. Other expense in the current period includes legal and other fees associated with a proposed financing transaction that was subsequently terminated of approximately $200,000 and the amortization of costs associated with the Purchase Agreement of approximated $54,000.

         Interest and other income. Interest and other income decreased $416,742 in the current period. Other income in the current period includes the collection of accounts receivable that were previously written off of $120,000, and consulting services provided by us, associated with the evaluation of oil and gas properties, of approximately $110,000. Other income in the previous period includes an approximately $489,000 gain resulting from a reduction in our provision for the Buccaneer Field abandonment costs, and fees generated for consulting services we provided, associated with the evaluation of oil and gas properties, of approximately $104,000.

         Equity in loss of affiliate. In the current period we recorded a loss from our equity interest in New Avoca of $74,200.

         Cumulative effect of a change in accounting principal. In the previous period, as a result of our adoption of SFAS No. 143, we recorded a cumulative effect adjustment at January 1, 2003 of a change in accounting principle for asset retirement obligations of $40,455 (see note 4 to the Condensed Consolidated Financial Statements).

Third Quarter of 2004 compared to Third Quarter of 2003


        Revenue from pipeline operations. Current quarter revenues from pipeline operations decreased by $24,733 or 12% from the previous quarter to $187,911 due to a 35% decrease in throughput on the Blue Dolphin Pipeline System in the current quarter, partially offset by a 47% increase in throughput on the GA 350 System.

        Revenue from oil and gas sales. Current quarter revenues from oil and gas sales decreased by $381,538 due to significant production declines in the High Island Block A-7 field, which provided revenues from oil and gas sales of approximately $68,000 in the current quarter compared to approximately $450,000 in the previous quarter.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         Pipeline operating expenses. Pipeline operating expenses in the current quarter decreased by $88,057 from $296,022 in the previous quarter due primarily to lower insurance costs of approximately $35,000 and legal costs of approximately $33,000.

         General and administrative. General and administrative expenses increased by $22,042 in the current quarter due to non-cash compensation expense recorded in the current quarter of $76,000, offset primarily by lower personnel and other costs as a result of our cost reduction plan implemented in mid 2004.

         Interest and other income. Interest and other income decreased $116,507 in the current quarter. Other income in the current quarter includes the collection of accounts receivable that were previously written off of $45,000, and consulting services of $60,000. Other income in the previous quarter includes an approximately $210,000 gain resulting from a reduction in our provision for the Buccaneer Field abandonment costs.

         Equity in loss of affiliate. In the current quarter, we recorded a loss from our equity interest in New Avoca of $25,830.

RECENT ACCOUNTING DEVELOPMENTS

See Note 8 in Item 1.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES



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

          A)      Exhibits

         3.1      (1) Certificate of Incorporation of the Company.

         3.2      (2) Certificate of Correction to the Certificate of
                      Incorporation of the Company dated June 30, 1987.

         3.3      (2) Certificate of Amendment to the Certificate of
                      Incorporation of the Company dated June 30, 1987.

         3.4      (2) Certificate of Amendment to the Certificate of
                      Incorporation of the Company dated December 11, 1989.

         3.5      (2) Certificate of Amendment to the Certificate of
                      Incorporation dated December 14, 1989.

         3.7      (3) Certificate of Amendment to the Certificate of
                      Incorporation dated December 8, 1997.

         3.8      (4) Amended and Restated Bylaws of the Company.

         4.2      (5) Form of Promissory Note issued pursuant to the Note and
                      Warrant Purchase Agreement dated September 8, 2004.

         4.3      (5) Form of Warrant issued pursuant to the Note and Warrant
                      Purchase Agreement dated September 8, 2004.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



         (3) Incorporated herein by reference to Exhibits filed in connection with the definitive Information Statement on
                  Schedule 14C of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated November 18, 1997 (Commission File No. 000-15905).

         (4) Incorporated herein by reference to Exhibits filed in connection with Form 10-QSB of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated August 23, 2004 (Commission File No. 000-15905).

         (5) Incorporated herein by reference to Exhibits filed in connection with the current report on Form 8-K of Blue Dolphin Energy Company, dated September 14, 2004 (Commission File No. 000-15905).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   By:  BLUE DOLPHIN ENERGY COMPANY


Date:    November 10, 2004         /s/ Ivar Siem
                                   ------------------------------------
                                   Ivar Siem
                                   Chairman and Chief Executive Officer


                                   /s/ G. Brian Lloyd
                                   ------------------------------------
                                   G. Brian Lloyd
                                   Vice President, Treasurer
                                   (Principal Accounting and Financial Officer)

          A)      Exhibits

         3.1      (1) Certificate of Incorporation of the Company.

         3.2      (2) Certificate of Correction to the Certificate of
                      Incorporation of the Company dated June 30, 1987.

         3.3      (2) Certificate of Amendment to the Certificate of
                      Incorporation of the Company dated June 30, 1987.

         3.4      (2) Certificate of Amendment to the Certificate of
                      Incorporation of the Company dated December 11, 1989.

         3.5      (2) Certificate of Amendment to the Certificate of
                      Incorporation dated December 14, 1989.

         3.7      (3) Certificate of Amendment to the Certificate of
                      Incorporation dated December 8, 1997.

         3.8      (4) Amended and Restated Bylaws of the Company.

         4.2      (5) Form of Promissory Note issued pursuant to the Note and
                      Warrant Purchase Agreement dated September 8, 2004.

         4.3      (5) Form of Warrant issued pursuant to the Note and Warrant
                      Purchase Agreement dated September 8, 2004.

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