Form 10KSB
period 2004-12-31
BLUE DOLPHIN ENERGY CO
filed 2005-03-25
CIK 793306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]           Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                                       or

[ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from _______ to _______

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

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            The issuer's revenues for the year ended December 31, 2004 were $1,435,646.

            The aggregate market value of the common stock, par value $.01 per share, held by non-affiliates of the registrant as of March 14, 2005, was approximately $11,000,000.

            As of March 11, 2005, there were outstanding 6,863,689 shares of common stock, par value $.01 per share, of the issuer.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Certain sections of the registrant's definitive proxy statement for the 2005 Annual Meeting of Stockholders of the registrant (sections entitled "Ownership of Securities of the Company", "Election of Directors", "Executive Compensation" and "Transactions With Related Persons"), which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, under the Securities and Exchange Act of 1934 within 120 days of the registrant's fiscal year ended December 31, 2004, are incorporated by reference in Part III of this report.

            Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
                                         PART I

Item 1.   Description of Business......................................................        1

Item 2.   Description of Property......................................................       18

Item 3.   Legal Proceedings............................................................       18

Item 4.   Submission of Matters to a Vote of Security Holders..........................       18

                                        PART II

Item 5.   Market for common stock and Related Stockholder Matters......................       20

Item 6.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations.............................................................       21

Item 7.   Financial Statements............................... .........................       29

Item 8.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures.....................................................       54

Item 8A.  Controls and Procedures......................................................       54

                                        PART III

Item 9.   Directors and Executive Officers of the Registrant...........................       54

Item 10.  Executive Compensation.......................................................       54

Item 11.  Security Ownership of Certain Beneficial Owners and Management...............       55

Item 12.  Certain Relationships and Related Transactions...............................       55

Item 13.  Exhibits, Lists and Reports on Form 8-K......................................       55

Item 14.  Principal Accountant Fees and Services.......................................       57

Signatures.............................................................................       58

                                     PART I

      Forward Looking Statements. Certain of the statements included in this annual report on Form 10-KSB, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "plan", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin", "we", "us" and "our") cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:

    -     the level of utilization of our pipelines;

    -     availability and cost of capital;

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

ITEM  1. DESCRIPTION OF BUSINESS

                                   THE COMPANY

      Blue Dolphin Energy Company is a holding company that conducts substantially all of its operations through its subsidiaries. We conduct our business activities in two primary business segments: (i) pipeline operations, and (ii) oil and gas exploration and production. Substantially all of our assets consist of equity interests in our subsidiaries. Our subsidiaries and affiliates are:

    -     Blue Dolphin Pipe Line Company, a Delaware corporation;

    -     Blue Dolphin Petroleum Company, a Delaware corporation;

    -     Blue Dolphin Exploration Company, a Delaware corporation;

    -     Blue Dolphin Services Co., a Texas corporation;

    -     Petroport, Inc., a Delaware corporation; and

    - Drillmar, Inc., a Delaware corporation in which we own a 12.8% interest.

      Our principal executive office is located at 801 Travis, Suite 2100, Houston, Texas, 77002, and our telephone number is (713) 227-7660. Our shore based facilities are maintained in Freeport, Texas, and serve our Gulf of Mexico operations. We have 7 full-time employees. Our common stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") Small Cap

Market under the trading symbol "BDCO". Our home page address on the world wide web is http://www.blue-dolphin.com.

      Certain terms that are commonly used in the oil and gas industry, including terms that define our rights and obligations with respect to our properties, are defined in the "Glossary of Certain Oil and Gas Terms" on pages 16 through 18 of this Form 10-KSB.

RECENT DEVELOPMENTS

      In September 2004, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with certain accredited investors and certain of our directors for the purchase and sale of promissory notes in an aggregate principal amount of $750,000 (the "Promissory Notes") and warrants to purchase 2,800,000 shares of common stock at a purchase price of $0.003 per warrant (the "Warrants"). The sale of the Promissory Notes and the first tranche of 1,250,000 Warrants (the "Initial Warrants") closed on September 8, 2004, and the closing of the sale of the second tranche of 1,550,000 Warrants (the "Additional Warrants") closed on November 30, 2004, after we received stockholder approval at our November 11, 2004 special stockholders' meeting. We received net proceeds of $758,400 from the sale of the Promissory Notes and the Warrants. The Promissory Notes mature on September 8, 2005, and accrue interest at a rate of 12.0% per annum, of which 4% is payable monthly and 8% is payable at maturity. The Promissory Notes are secured by a second lien on our Blue Dolphin System (as defined in "Pipeline Operations and Activities-Blue Dolphin Pipeline System"). The Warrants are immediately exercisable and will expire five years after their date of issuance. Each Warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per share. The Warrants contain standard antidilution provisions, as well as provisions that will result in adjustments to the exercise price of the Warrants if we issue common stock at a price below $0.25 per share, subject to certain exceptions.

      In October 2004, we sold our 25% equity interest in New Avoca Gas Storage LLC ("New Avoca") to SemGas LP. Pursuant to the terms of the Purchase and Sale Agreement, we received approximately $930,000 for our interest in New Avoca, and may receive an additional payment of up to approximately $375,000, subject to the commencement of commercial operations at the New Avoca natural gas storage facility prior to October 29, 2011.

      On February 28, 2005 (effective as of January 1, 2005), we entered into an amendment (the "Amendment") to our Asset Purchase Agreement dated February 1, 2002 (the "Purchase Agreement") with MCNIC Offshore Pipeline and Processing Company ("MCNIC"). Under the terms of the original Purchase Agreement, we acquired MCNIC's one-third interests in both the Blue Dolphin System and the inactive Omega Pipeline. Pursuant to the terms of the Amendment, the promissory note that we originally issued to MCNIC in the principal amount of $750,000 due December 31, 2006 (the "Original Promissory Note") was exchanged for a new non-interest bearing promissory note in the principal amount of $250,000 (the "New Promissory Note"), and all accrued interest on the Original Promissory Note, $132,368 at December 31, 2004, was forgiven. In addition to the New Promissory Note, MCNIC can receive additional payments of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest in the Blue Dolphin System through December 31, 2006. We made a principal payment on the New Promissory Note of $30,000 upon the execution of the Amendment. Under the terms of the New Promissory Note we will make monthly principal payments of $10,000 through its maturity date of December 31, 2006. The principal amount of the New Promissory Note may be increased by up to $500,000 if 50% or more of our 83% interest in the Blue Dolphin System is sold before December 31, 2006.

PIPELINE OPERATIONS AND ACTIVITIES

      Our pipeline assets are held in, and operations conducted by, Blue Dolphin Pipe Line Company.

      The economic return on our pipeline system investments is solely dependent upon the amounts of gas and condensate gathered and transported through our pipeline systems. Competition for provision of gathering and transportation services similar to ours is intense in the market areas we serve. See Competition below. Since contracts for provision of such services with third party producer/shippers may be for specified time periods, there can be no assurance that current or future producer/shippers will not subsequently tie-in to alternative transportation systems or that current rates charged will be maintained in the future. We actively market gathering and transportation services to prospective third party producer/shippers in the vicinity of our pipeline systems. Future utilization of the pipelines and related facilities will depend upon the success of drilling programs around the pipelines, and the attraction, and retention, of producer/shippers to the systems.

      Blue Dolphin Pipeline System. The Blue Dolphin System includes the Blue Dolphin Pipeline, an offshore platform, the Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of crude oil and condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the pipeline system shore facilities, pipeline easements and rights-of-way are located (the "Blue Dolphin System"). We own an 83% undivided interest in the Blue Dolphin System. The Blue Dolphin System gathers and transports gas and condensate from various offshore fields in the Galveston Area in the Gulf of Mexico to shore facilities located in Freeport, Texas. After processing, the gas is transported to an end user and a major intrastate pipeline system with further downstream tie-ins to other intrastate and interstate pipeline systems and end users.

      The Blue Dolphin Pipeline consists of two segments. The offshore segment transports both gas and liquids (crude oil and condensate) and is comprised of approximately 34 miles of 20-inch pipeline from a platform in Galveston Area Block 288 to shore. The offshore segment includes a platform and 5 field gathering lines totaling approximately 27 miles, connected to the main 20-inch line. An additional 4 miles of 20-inch pipeline onshore connects the offshore segment to the shore facility at Freeport, Texas. The onshore segment consists of approximately 2 miles of 16-inch pipeline for transportation of gas from the shore facility to a sales point at a Freeport, Texas chemical plants' complex and intrastate pipeline system tie-in. The Buccaneer Pipeline, an 8-inch liquids pipeline, transports crude oil and condensate from the storage tanks to our barge-loading terminal on the Intracoastal Waterway near Freeport, Texas for sale to third parties.

      Various fees are charged to producer/shippers for provision of transportation and shore facility services. Our current aggregate capacity is approximately 160 MMcf per day of gas and 7,000 Bbls per day of crude oil and condensate. Gas throughput for the Blue Dolphin System averaged approximately 4% and 6% of capacity during 2004 and 2003, respectively. All gas and liquids volumes transported in 2004 and 2003 were attributable to production from third party producer/shippers. See Note 12 to the Consolidated Financial Statements included in Item 7.

      During late 2004, due to operating losses incurred by us from the Blue Dolphin System, we renegotiated our gas transportation rates with our shippers, effective October 1, 2004. As a result, fourth quarter 2004 gas transportation revenues from the Blue Dolphin System totaled $318,000. Without the increase in rates, gas transportation revenues for the fourth quarter of 2004 would have been $107,000.

      Galveston Area Block 350 Pipeline. We own an 83% ownership interest in an 8-inch, 12.78 mile pipeline extending from Galveston Area Block 350 to an interconnect to a transmission pipeline in Galveston Area Block 391 (the "GA 350 Pipeline"), approximately 14 miles south of the Blue Dolphin

Pipeline. Current system capacity on the GA 350 Pipeline is 65 MMcf per day of gas. Gas throughput for the GA 350 Pipeline averaged approximately 26% and 17% of capacity during 2004 and 2003, respectively. The pipeline currently transports approximately 22 MMcf of gas per day. All gas and liquids volumes transported were attributable to production from third party producer/ shippers.

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

New Avoca Gas Storage Project

      We formed New Avoca with WBI Holdings, Inc. ("WBI"), and together held assets to develop a natural gas storage project in Avoca, New York. We held a 25% equity interest and were the manager of New Avoca. Our investment in New Avoca was recorded by using the equity method of accounting. In October 2004, we sold our 25% interest in New Avoca. See "Recent Developments."

OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

      Our oil and gas assets are held by Blue Dolphin Petroleum and Blue Dolphin Exploration. Our oil and gas exploration and production activities include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. We focus our oil and gas activities in the western and central Gulf of Mexico. We currently own seismic and other data to evaluate and develop prospects, including a non-exclusive license to approximately 200 blocks of 3-D seismic data covering 1,152,000 acres in the western Gulf of Mexico and a substantial inventory of close grid 2-D seismic data.

      The leasehold interests we hold in properties are subject to royalty, overriding royalty and interests of others. In the future, our properties may become subject to burdens and encumbrances typical to oil and gas operators, such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances.

      The following is a description of our oil and gas exploration and production assets and activities:

      High Island Block A-7. High Island Block A-7 is located 33 miles offshore Texas in an average water depth of 39 feet. We own an 8.9% working interest in this lease that covers approximately 5,760 acres. The lease contains one producing well which is operated by Spinnaker Exploration Company. During the years ended December 31, 2004 and 2003, we recorded revenues from oil and gas sales of approximately $332,000 and $1,447,000, respectively, from this field.

      Unproved Leasehold Interests. Our leased prospect inventory, which we continue to market, consists of a prospect on the offshore lease for West Cameron Area Block 212. We have after payout reversionary working interests in the following offshore leases.

      -     Galveston Area Block 297

      -     Galveston Area Block 287

      -     Galveston Area Block 271

      -     Galveston Area Block 284

      In December 2004, we placed our interest in Galveston Area Blocks 287 and 297 in the Gulf of Mexico with third parties. These blocks are part of a prospect we generated that includes Galveston Area

Block 298. A well is currently being drilled in Galveston Area Block 297. As a result of the placement of our working interest in Galveston Area Blocks 287 and 297, we expect to receive proceeds of approximately $160,000, and a 7.5% after payout reversionary working interest.

      Abandonment of Buccaneer Field. We owned a 100% working interest in the Buccaneer Field. In November 2000, we elected to abandon the Buccaneer Field due to adverse developments in the field. In August 2001, we reached an agreement with Tetra Applied Technologies, Inc. ("Tetra") to remove the Buccaneer Field platforms for a cost of approximately $2.6 million on extended payment terms. To provide security for the extended payment terms, we provided Tetra with a first lien on a 50% interest in the Blue Dolphin System. Operations to remove the platforms commenced in August 2001 and were completed in August 2003. Before the removal operations were completed we commenced discussions with the Texas Parks and Wildlife Department ("TPW"), and were granted permission to leave the underwater portion of the platforms in place as artificial reefs. As a result of TPW's approval, the scope of the work to be performed by Tetra was changed to include reefing, instead of complete removal. Pursuant to the Deeds of Donation with TPW, we agreed to pay TPW $390,000, of which $350,000 represented half of the site clearance work that was eliminated (which payment the TPW required) and $40,000 represented the cost of buoys to mark the reef sites. While the scope of work with Tetra was changed, the contract price and payment terms remained unchanged. Our payments to Tetra began in September 2003. In August 2004, we negotiated an extension of the payment terms of our remaining indebtedness to Tetra in the amount of $668,000 originally due in September and October 2004. Under the new terms we agreed to pay the outstanding balance to Tetra in twelve monthly installments of $55,667 beginning September 1, 2004, plus interest on the outstanding balance at the rate of 6% per annum. We reduced our provision for the Buccaneer Field abandonment costs resulting in a gain of approximately $.5 million for the year ended December 31, 2003. At December 31, 2004, accounts payable includes approximately $450,000 due Tetra, payable as described above.

      Sale of Oil and Gas Properties. During 2002, we sold all of our producing oil and gas properties. From October 2002 to late April 2003, we had no interest in any producing oil and gas properties.

      In June 2004, we sold our working interest in the High Island Block 34 field for approximately $34,000 to Fidelity Exploration and Production Company. Production from this field accounted for 4% and 2% of our total revenues for the years ended December 31, 2004 and 2003, respectively.

      Proved Oil and Gas Reserves. We have prepared estimates of proved reserves, future net revenues, and discounted present value of future net revenues to our net interest as of December 31, 2004.

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

      Estimates of production and future net revenues cannot be expected to represent accurately the actual production or revenues that may be recognized with respect to oil and gas properties or the actual present market value of such properties. For further information concerning our Proved Reserves, changes in Proved Reserves, estimated future net revenues and costs incurred in our oil and gas activities and the discounted present value of estimated future net revenues from our Proved Reserves, see Note 13 Supplemental Oil and Gas Information to Consolidated Financial Statements included in Item 7.

      The following table presents the estimates of Proved Reserves, Proved Developed Reserves, and Proved Undeveloped Reserves (as hereinafter defined), future net revenues and the discounted present value of future net revenues from Proved Reserves before income taxes to our net interest in oil and gas properties as of December 31, 2004. The discounted present value of future net revenues and future net revenues are calculated using the SEC Method (defined below) and are not intended to represent the current market value of the oil and gas reserves we own.

                                      PROVED RESERVES
                              AS OF DECEMBER 31, 2004 (1)(2)

                                                                                    Present Value of
                                                               Future Net Cash      Future Net Cash
                                   Net Oil      Net Gas        outflows Before      Outflows Before
                                   Reserves     Reserves        Income Taxes        Income Taxes (1)
                                   (Mbbls)       (Mmcf)        (in thousands)        (in thousands)
                                   --------     --------       ---------------      -----------------
Total Proved Reserves

High Island Block A-7                 .4          35.3             $ (54)                 $ (18)

Total Proved Developed

High Island Block A-7                 .4          35.3             $ (54)                 $ (18)

-----------------------

(1) The estimated present value of future net cash outflows before income taxes from our Proved Reserves have been determined by using prices of $43.22 per barrel of oil and $7.22 per Mcf of gas, representing the December 31, 2004 prices for oil and gas and discounted at a 10% annual rate in accordance with requirements for reporting oil and gas reserves pursuant to regulations promulgated by the United States Securities and Exchange Commission (the "SEC Method"). At December 31, 2004, the value of our reserves is negative as a result of asset retirement obligations exceeding future revenues.

(2)   As of December 31, 2004, we reported no proved undeveloped reserves.

      Capital Expenditures for Proved Reserves. The following table presents information regarding the costs we expect to incur in development activities associated with our proved reserves. These expenditures include recompletion costs, workover costs and the cost of drilling additional wells required to recover proved reserves and the plugging and abandonment of wells. The information regarding proved reserves summarized in the preceding table assumes the following estimated undiscounted capital expenditures in the years indicated.

                                Estimated Undiscounted Capital Expenditures
                                         To Develop Proved Reserves
                                      For the years ending December 31,
                                             (in thousands)
                                --------------------------------------------
                                2005    2006       2007      2008       2009
                                ----    ----      ------     ----       ----
High Island Block A-7           $ 13      -       $  203       -          -

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

                       NET PRODUCTION, PRICE AND COST DATA

                                                                        Year Ended December 31,
                                                            ----------------------------------------------
                                                                2004             2003             2002
                                                            ------------     ------------     ------------
Gas:

       Production (Mcf)                                           66,491          274,268          418,895
       Revenue                                              $    367,611     $  1,513,182     $  1,221,168
       Average Production (Mcf) per day (*)                       182.20           751.40         1,147.70
       Average Sales Price
       Per Mcf                                              $       5.53     $       5.52     $       2.92
Oil:

       Production (Bbls)                                             810            2,271           28,230
       Revenue                                              $     28,089     $     68,872     $    560,790
       Average Production (Bbls) per day (*)                        2.20             6.20            77.30
       Average Sales Price
       Per Bbl                                              $      34.68     $      30.33     $      19.87
Production Costs (**):
       Per Mcfe:                                            $       1.88     $       0.65     $       0.88

-------------------------

(*) Average production is based on a 365 day year. However, we only had production for 255 days and 304 days in 2003 and 2002, respectively.

(**) Production costs, exclusive of workover costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.

      Drilling Activity. During fiscal years 2004 and 2003 there was no drilling activity.

EMPLOYEES

      We maintain a professional staff of 7 full-time employees and consultants capable of supervising and coordinating the operation and administration of our oil and gas properties and pipeline and other assets. From time to time, major maintenance, engineering and construction projects are contracted to third-party engineering and service companies.

CUSTOMERS

      We generated revenues from both of our primary business segments. Revenues from major customers exceeding 10% of revenues were as follows for 2004 and 2003:

                                            Oil and gas        Pipeline
                                               Sales          Operations            Total
                                            -----------       ----------         -----------
Year ended December 31, 2004:
     Spinnaker Exploration Company          $   331,858                -         $   331,858
     Houston Exploration                              -       $  239,444         $   239,444
     Apache Corporation                               -       $  229,265         $   229,265
     Kerr McGee Oil & Gas                             -       $  152,487         $   152,487

Year ended December 31, 2003:
     Spinnaker Exploration Company          $ 1,446,622                -         $ 1,446,622

COMPETITION

      The oil and gas industry is highly competitive in all segments. Increasingly vigorous competition occurs among oil, gas and other energy sources, and between producers, transporters, and distributors of oil and gas. Competition is particularly intense with respect to the acquisition of desirable mid-stream assets, producing oil and gas properties and the marketing of oil and gas production. There is also competition for the hiring of experienced personnel to manage and operate our assets. Several highly competitive alternative transportation and delivery options exist for current and potential customers of our traditional gas and oil gathering and transportation business. Competition also exists with other industries in supplying the energy and fuel needs of consumers.

MARKETS

      The availability of a ready market for oil and gas, and the prices of such oil and gas, depends upon a number of factors, which are beyond our control. These include, among other things:

    -   the level of domestic production

    -   actions taken by foreign oil and gas producing nations

    -   the availability of pipelines with adequate capacity

    -   the availability of vessels for direct shipment

    -   lightering and transshipment and other means of transportation

    -   the availability and marketing of other competitive fuels

    -   fluctuating and seasonal demand for oil, gas and refined products

    - the extent of governmental regulation and taxation (under both present and future legislation) of the production, importation, refining, transportation, pricing, use and allocation of oil, gas, refined products and alternative fuels.

      In view of the many uncertainties affecting the supply and demand for crude oil, gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the gas and oil produced for sale or prices chargeable for transportation and storage services, which we provide. Our sale of natural gas is generally made at the market prices at the time of sale. Therefore, even though we sell natural gas to major purchasers, we believe other purchasers would be willing to buy our natural gas at comparable market prices.

GOVERNMENTAL REGULATION

      The production, processing, marketing, and transportation of oil and gas, and the development of storage of gas by us are subject to federal, state and local regulations which can have a significant impact upon our overall operations.

      Federal Regulation of Natural Gas Transportation. The transportation and resale of gas in interstate commerce have been regulated by the Natural Gas Act ("NGA"), the Natural Gas Policy Act ("NGPA"), and the rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC"). In the past, the federal government has regulated the prices at which gas could be sold. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting producer sales of gas, effective January 1, 1993. Congress could, however, reenact price controls in the future. The rates, terms and conditions applicable to interstate transportation of gas by pipelines are regulated by the FERC under the NGA, as well as under Section 311 of the NGPA.

      All of our pipelines located offshore in federal waters are subject to the requirements of the Outer Continental Shelf Lands Act ("OCSLA"). The FERC has stated that nonjurisdictional gathering lines, as well as interstate pipelines, are fully subject to the open access and nondiscrimination requirements of OCSLA's Section 5, which generally authorizes the FERC to insure that gas pipelines on the Outer Continental Shelf ("OCS") will transport for non-owner shippers in a nondiscriminatory manner and will be operated in accordance with certain pro-competitive principles.

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

      Safety and Operational Regulations. Our operations are generally subject to safety and operational regulations administered primarily by the United States Minerals Management Service ("MMS"), the U.S. Department of Transportation, the U.S. Coast Guard, the FERC and/or various state agencies. In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to leases and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms and structures. Violations of lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution. Currently, we believe that we are in material compliance with the various safety and operational regulations that we are subject to. However, as safety and operational regulations are frequently changed, we are unable to predict the future effect changes in these regulations will have on our operations, if any.

      Federal Oil and Gas Leases. All of our exploration and production operations are currently located on federal oil and gas leases in the OCS, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardize terms and require compliance with detailed

MMS regulations and orders pursuant to the OCSLA that are subject to interpretation and change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurance that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. We are currently in compliance with the bonding requirements of the MMS. Under some circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.

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

      Environmental Regulation. Our activities with respect to (1) exploration, development and production of oil and natural gas and (2) the operation and construction of pipelines, plants, and other facilities for the transportation and processing, and storage of oil and natural gas are subject to stringent environmental regulation by local, state and federal authorities, including the U.S. Environmental Protection Agency ("EPA"). Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells and related equipment. Similarly, such regulation has also increased the cost of design, construction, and operation of crude oil and natural gas pipelines and processing facilities. Although we believe that compliance with existing environmental regulations will not have a material adverse affect on operations or earnings, there can be no assurance that significant costs and liabilities, including civil and criminal penalties, will not be incurred. Moreover, future developments, such as stricter environmental laws and regulations or claims for personal injury or property damage resulting from our operations, could result in substantial costs and liabilities. It is not anticipated that, in response to such regulation, we will be required in the near future to expend amounts that are material relative to our total capital structure.

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

      We currently own or lease, or have in the past owned or leased, various properties used for the exploration and production of oil and gas or used to store and maintain equipment regularly used in these operations. Although our past operating and disposal practices at these properties were standard for the industry at the time, hydrocarbons or other substances may have been disposed of or released on or under these properties or on or under other locations. In addition, many of these properties have been operated by third parties whose waste handling activities were not under our control. These properties and any waste disposed thereon may be subject to CERCLA, RCRA, and state laws which could require us to remove or remediate wastes and other contamination or to perform remedial plugging operations to prevent future contamination.

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

RISK FACTORS

We need to raise additional capital to meet our obligations during 2005. Our capital requirements raise substantial doubt about our ability to continue as a going concern.

      During 2005, we have various debt obligations to satisfy along with continued losses from operations that are currently expected to exceed our available cash. These obligations include approximately $450,000 due to Tetra during January through August 2005, $130,000 due to MCNIC during February through December 2005, and, our promissory notes in the principal amount of $750,000, along with accrued interest of approximately $60,000 due and payable in September 2005.

      In order to satisfy our debt and other working capital and capital expenditure requirements for the year ending December 31, 2005, we believe that we will need to raise approximately $500,000 of capital. In the absence of an improvement in our operating results, we will need to either extend the payment terms of our promissory notes, arrange external financing and/or sell assets to raise the necessary capital.

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

Our future success depends, in part, upon our ability to acquire mid-stream (pipeline) assets and oil and gas reserves.

      We are currently attempting to find and acquire mid-stream assets. Until we acquire additional mid-stream assets, substantially all of our revenues will be from our existing pipeline systems and reversionary interests in oil and gas properties. There can be no assurance that we will be able to acquire additional assets.

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

            - Most of our competitors have greater financial resources than we do, which gives them better access to capital to acquire assets.

            - We often establish a higher standard for the minimum projected rate of return on an investment than some of our competitors since we cannot afford to absorb certain risks. We believe this puts us at a competitive disadvantage in acquiring pipelines and oil and gas properties.

Oil and gas prices are volatile and a substantial and extended decline in the price of oil and gas would have a material adverse effect on us.

      The tightening of natural gas supply and demand fundamentals has resulted in higher, but extremely volatile natural gas prices, the volatility in natural gas prices is expected to continue. Our revenues, profitability, operating cash flow and our potential for growth are largely dependent on prevailing oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, uncertainties within the market and a variety of other factors beyond our control. These factors include:

            -     weather conditions in the United States;

            -     the condition of the United States economy;

            -     the actions of the Organization of Petroleum Exporting
                  Countries;

            -     governmental regulation;

            - political stability in the Middle East, South America and elsewhere;

            -     the foreign supply of oil and gas;

            -     the price of foreign imports; and

            -     the availability of alternate fuel sources.

      In addition, low or declining oil and gas prices could have collateral effects that could adversely affect us, including the following:

            - reducing the exploration for and development of oil and gas reserves held by third party companies around our pipeline systems;

            - increasing our dependence on external sources of capital to meet our cash needs; and

            -     generally impairing our ability to obtain needed capital.

We cannot control the activities on properties we do not operate.

      Currently, other companies operate or control all of the oil and gas properties in which we have an interest. As a result, we depend on the operator of the wells or leases to properly conduct lease acquisition, drilling, completion and production operations. The failure of an operator, or the drilling contractors and other service providers selected by the operator to properly perform services, could adversely affect us, including the amount and timing of revenues, if any, we receive from our interests.

      We have and generally anticipate that we will typically own substantially less than a 50% working interest in our prospects and will therefore engage in joint operations with other working interest owners. Since we own or control less than a majority of the working interest in a prospect, decisions affecting the prospect could be made by the owners of more than a majority of the working interest. For instance, if we are unwilling or unable to participate in the costs of operations approved by a majority of the working interests in a well, our working interest in the well (and possibly other wells on the prospect) will likely be subject to contractual "non-consent penalties". These penalties may include, for example, full or partial forfeiture of our interest in the well or a relinquishment of our interest in production from the well in favor of the participating working interest owners until the participating working interest owners have recovered a multiple of the costs which would have been borne by us if we had elected to participate, which often ranges from 400% to 600% of such costs.

We have pursued, and intend to continue to pursue, acquisitions. Our business may be adversely affected if we cannot effectively integrate acquired operations.

      One of our business strategies has been to acquire operations and assets that are complementary to our existing businesses. Acquiring operations and assets involves financial, operational and legal risks. These risks include:

            - inadvertently becoming subject to liabilities of the acquired company that were unknown to us at the time of the acquisition, such as later asserted litigation matters or tax liabilities;

            - the difficulty of assimilating operations, systems and personnel of the acquired businesses; and

            - maintaining uniform standards, controls, procedures and policies.

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

      Our operations are subject to risks inherent in the oil and gas industry, such as:

            - sudden violent expulsions of oil, gas and mud while drilling a well, commonly referred to as a blowout;

            - a cave in and collapse of the earth's structure surrounding a well, commonly referred to as cratering;

            -     explosions;

            -     fires;

            -     pollution; and

            -     other environmental risks.

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

Losses and liabilities from uninsured or underinsured drilling and operating activities could have a material adverse effect on our financial condition and results of operations.

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

      We may not be able to maintain adequate insurance in the future at rates we consider reasonable or losses may exceed the maximum limits under our insurance policies. In 2004, as a result of our operating losses, we cancelled the property insurance coverage on our pipelines, however we do continue to carry property insurance coverage on our shore facilities and our offshore platforms. If a significant event that is not fully insured or indemnified occurs, it could materially and adversely affect our financial condition and results of operations.

Compliance with environmental and other government regulations could be costly and could negatively impact pipeline and production operations.

      Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

            - require the acquisition of a permit before operations can be commenced;

            - restrict the types, quantities and concentration of various substances that can be released into the environment from drilling and production activities;

            - limit or prohibit drilling and pipeline activities on certain lands lying within wilderness, wetlands and other protected areas;

            - require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and abandoning pipelines; and

            - impose substantial liabilities for pollution resulting from our operations.

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

      We lease our executive offices in Houston, Texas, under an operating lease expiring December 31, 2006. Our aggregate annual lease payment obligation under this lease is approximately $200,000.

      In March 2003, we entered into a sublease agreement expiring December 31, 2006 for certain of our office space with TexCal Energy (GP) LLC (formerly Tri-Union Development Corporation). Our annual receipts from this sublease are approximately $78,500. One of our Directors, Mr. James M. Trimble, was the Chairman and Chief Executive Officer of TexCal Energy (GP) LLC until November 2004.

      We have month to month contracts with several companies, including Drillmar, Inc. (see Note 9 in Item 7 of the Consolidated Financial Statements) to use our extra office space. Monthly proceeds from these contracts is approximately $6,000.

ITEM 3. LEGAL PROCEEDINGS

      Neither we nor any of our property is subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of stockholders was held on November 11, 2004. The matters that were voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to such matter, where applicable, are set forth below.

                                      Votes              Votes              Votes                                Broker
                                       For              Against            Withheld         Abstentions         Non-Votes
                                    ---------           -------            --------         -----------         ---------
1)Election of Directors

   Ivar Siem                        4,586,747            17,914             23,178              -               1,389,523
   Laurence N. Benz                 4,603,472             1,189             23,178              -               1,389,523
   Michael S. Chadwick              4,603,472             1,189             23,178              -               1,389,523
   Harris A. Kaffie                 4,603,400             1,261             23,178              -               1,389,523
   F. Gardner Parker                4,603,472             1,189             23,178              -               1,389,523
   James M. Trimble                 4,602,272             2,389             23,178              -               1,389,523

2) To issue warrants to
   purchase up to 1,550,000
   shares of common stock
   pursuant to that certain
   Note and Warrant Purchase
   Agreement:                       3,666,698            52,670              3,444              -               1,389,523

3) To amend and restate the
   Certificate of Incorporation
   to increase the number of
   authorized shares of common
   stock to 25,000,000 shares:      4,564,929            59,137              3,773              -               1,389,523

4) To amend and restate the
   Certificate of Incorporation
   to (a) incorporate the other
   Amendments to the
   Certificate that have been,
   or will be, approved by the
   stockholders and (b) to
   eliminate the authorized
   Series A preferred stock:        3,666,652            53,945              2,215              -               1,389,523

5) To issue warrants to
   purchase up to 100,000
   shares of common stock to
   Laurence N. Benz, Michael S.
   Chadwick and F. Gardner Parker:  3,666,404            55,167              1,241              -               1,389,523

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

      Our common stock is quoted on the NASDAQ Small Cap Market under the symbol "BDCO". As of March 14, 2005, there were an estimated 600 stockholders of record and we estimate there are more than 1,000 beneficial owners of our common stock. NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the high and low bid price for the common stock as reported by the NASDAQ.

                                             High             Low
                                            ------           ------
Quarter Ended March 31, 2003............    $ 0.63           $ 0.41
Quarter Ended June 30, 2003.............    $ 1.85           $ 0.38
Quarter Ended September 30, 2003........    $ 4.00           $ 0.75
Quarter Ended December 31, 2003.........    $ 3.20           $ 1.65
Quarter Ended March 31, 2004............    $ 2.60           $ 1.26
Quarter Ended June 30, 2004.............    $ 1.37           $ 1.00
Quarter Ended September 30, 2004........    $ 1.66           $ 0.90
Quarter Ended December 31, 2004.........    $ 1.98           $ 0.97

      On February 16, 2005, we received a notice from NASDAQ that because our common stock traded below the minimum $1.00 bid price for 30 consecutive trading days the common stock would be delisted if our bid price did not close above $1.00 for 10 consecutive trading days by August 15, 2005. On March 17, 2005, we received a notice from NASDAQ that we have regained compliance with the listing requirements as a result of the bid price of our common stock closing above $1.00 for 10 consecutive trading days.

DIVIDEND POLICY

      We have not declared or paid any dividends on our common stock since our incorporation. We currently intend to retain earnings for our capital needs and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Previously, our loan agreement restricted us from paying dividends on our common stock if there was an outstanding balance under the loan agreement. Any loan agreements which we may enter into in the future will likely contain restrictions on the payment of dividends on our common stock. Future policy with respect to dividends will be determined by our Board of Directors based upon our earnings and financial condition, capital requirements and other considerations. We are a holding company that conducts substantially all of our operations through our subsidiaries. As a result, our ability to pay dividends on the common stock is dependent on the cash flow of our subsidiaries.

RECENT SALES OF UNREGISTERED SECURITIES

      In September 2004, we sold Promissory Notes in an aggregate principal amount of $750,000 and 1,250,000 Warrants, and in November 2004 we sold 1,550,000 Warrants. These securities are more fully described in Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a review of certain aspects of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements included in Item 7 and the description of our business in Item 1-Description of Business.

EXECUTIVE SUMMARY

      We are engaged in two lines of business: (i) pipeline operations and (ii) oil and gas exploration and production. We conduct our operations through our subsidiaries. We provide pipeline transportation services to producer/shippers, and sell oil and gas from a producing property. Our assets are located offshore and onshore in the Texas Gulf coast area. In addition to satisfying our liquidity and capital needs, our focus in 2005 is to increase utilization of existing assets, strategic acquisitions and cost management. Our long-term goal is to create greater value for our stockholders through the addition of assets. Our focus on acquisitions has centered on pipelines, however, producing oil and gas properties are also being considered.

      At the beginning of 2004 we faced a significant liquidity shortage. We estimated that we would need to raise approximately $1,500,000 to satisfy our liquidity and working capital requirements through 2004. In an effort to address our current liquidity shortage we:

            - Implemented cost savings measures in mid 2004 that included, among other things, reducing the number of employees and contract personnel, resulting in expected annual cost savings of approximately $360,000. As a result of these measures, our primary focus was shifted to our pipeline business,

            - Extended the payment terms of $668,000 of indebtedness that was due in August and September 2004, to now be payable over a twelve month period from September 2004 through August 2005,

            - Received borrowings of $750,000 through the issuance of Promissory Notes,

            - Sold our interest in New Avoca Gas Storage, LLC for approximately $930,000 in October 2004. New Avoca was a development project that required significant additional capital to develop which we planned to suspend if not sold by the end of 2004, and

            - Negotiated an increase in gas transportation rates on the Blue Dolphin System effective October 2004, that provided additional revenues of approximately $210,000 in the fourth quarter 2004.

      In 2004, we engaged Sanders Morris Harris Group, Inc. and Amerifund Capital Group, LLC as financial advisors to assist us in raising capital and seeking strategic acquisitions. So far in 2005, we have renegotiated the terms of a $750,000 promissory note due December 31, 2006 to MCNIC, originally bearing interest at 6% per annum, whereby under the new terms the note is non-interest bearing, in the principal amount of $250,000. In addition, all accrued interest on this promissory note was forgiven. Principal payments to be made in 2005 total $130,000.

      As a result of these and other actions taken in 2004, we ended 2004 with working capital of approximately $400,000. However, due to our continuing losses from operations and debt service and other contractual obligations due in 2005, of approximately $1,465,000, we estimate that we will need to raise additional capital of approximately $500,000 to satisfy our obligations in 2005. Our inability to raise capital may have a material adverse effect on our financial condition, ability to meet our obligations and operating needs, and results of operations. As a result of our ongoing liquidity problems, our auditors UHY Mann Frankfort Stein & Lipp CPAs, LLP added an explanatory paragraph in their opinion on our consolidated financial statements as of the year ended December 31, 2004, indicating that substantial doubt exists about our ability to continue as a going concern. See
Note 2 in Item 7 of the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      Although we were able to implement certain cost savings measures and restructure the terms of some of our indebtedness we were not able to generate sufficient cash from operations to cover operating and general and administrative expenses. Furthermore, our financial condition has been significantly and negatively affected by the poor performance of our businesses and our significant indebtedness. For the year ended December 31, 2004, we generated total revenues of approximately $1.4 million while operating costs and general administrative costs, excluding certain non-cash compensation expense, totaled approximately $2.8 million.

      In August 2004, we extended the remaining payments totaling $668,000 due in September and October 2004 to Tetra for the abandonment/reefing of the Buccaneer Field. Under the revised terms, we will pay Tetra the outstanding balance in twelve monthly installments of $55,667 beginning September 1, 2004, plus interest on the outstanding balance at the rate of six percent per annum. As of December 31, 2004, the remaining balance due Tetra was approximately $450,000.

      On September 8, 2004, we entered into the Purchase Agreement with certain accredited investors and certain of our directors for the purchase and sale of Promissory Notes in an aggregate principal amount of $750,000 and 2,800,000 Warrants to purchase shares of our common stock at a purchase price of $0.003 per Warrant. The sale of the Promissory Notes and the first tranche of 1,250,000 Initial Warrants closed on September 8, 2004, and the closing of the sale of the second tranche of 1,550,000 Additional Warrants closed on November 30, 2004 after we received stockholder approval of the issuance of the Additional Warrants at our November 11, 2004 special stockholders meeting. We received proceeds of $758,400 from the issuance of the Promissory Notes and the Warrants. The Promissory Notes mature on September 8, 2005, and accrue interest at a rate of 12.0% per annum, of which 4% is payable monthly and 8% is payable at maturity. The Warrants have an exercise price of twenty five cents per share and a term of five years.

      In October 2004, we sold our 25% equity interest in New Avoca. Pursuant to the terms of a Purchase and Sale Agreement, we received approximately $930,000 for our interest in New Avoca, and may receive an additional payment of up to approximately $375,000, subject to the commencement of commercial operations at the New Avoca natural gas storage facility prior to October 29, 2011. The proceeds from the sale of our interest in New Avoca will be used for general corporate purposes.

      The current poor performance of our existing assets combined with the capital requirements inherent in our business raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon the following factors:

      - our ability to raise capital to meet current commitments and obligations, and fund the continuation of our business operations; and

      - our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations through our existing assets and acquisition of other assets.

      The following table summarizes our contractual obligations and other commercial commitments at December 31, 2004 (amounts in thousands):

                                                   Payments Due by Period
                                   --------------------------------------------------
Contractual                                    1 year                          After
Obligations                           Total    or less  1-3 years  3-5 years  5 years
-----------                        ----------  -------  ---------  ---------  -------
Accounts Payable - Tetra           $      445     445        -         -         -
Notes Payable and Long-Term Debt        1,651     900      751         -         -
Operating Leases, net of sublease         237     120      117         -         -
                                   ----------   -----      ---        --        --

Total Contractual Obligations      $    2,333   1,465      868         -         -
                                   ==========   =====      ===        ==        ==

                                      Amount of Commitment Expiration Per Period
                                   --------------------------------------------------
Other Commercial                                1 year                         After
Commitments                          Total     or less  1-3 years  3-5 years  5 years
----------------                   ----------  -------  ---------  ---------  -------
Abandonment - Costs                $    1,622       -      188         -       1,434
                                   ----------      --      ---        --       -----

Total Commercial Obligations       $    1,622       -      188         -       1,434
                                   ==========      ==      ===        ==       =====

The following table summarizes our financial position for the periods indicated:

                                                December 31,
                                           (amounts in thousands)
                                          2004                2003
                                   -----------------    ----------------
                                     Amount       %       Amount      %
                                   ----------    ---    ---------    ---
Working Capital                    $      404      7    $     680      9
Property and equipment, net             5,324     93        5,775     79
Other noncurrent assets                    11      0          848     12
                                   ----------    ---    ---------    ---

    Total                          $    5,739    100    $   7,303    100
                                   ==========    ===    =========    ===

Long-term Liabilities              $    2,374     41    $   2,302     32
Stockholders' equity                    3,365     59        5,001     68
                                   ----------    ---    ---------    ---

    Total                          $    5,739    100    $   7,303    100
                                   ==========    ===    =========    ===

      The change in our financial position from December 31, 2003 to December 31, 2004, was primarily due to our net loss from operations for the year ended December 31, 2004 of approximately $2,500,000, the issuance of $750,000 in promissory notes and the sale of New Avoca for approximately $930,000.

      The net cash provided by or used in operating, investing and financing activities is summarized below:

                                    Years Ended December 31
                                  --------------------------
                                    (amounts in thousands)
                                      2004          2003
                                  -------------  -----------
Net cash provided by (used in):
           Operating activities   $      (2,603) $    (1,365)
           Investing activities             875         (338)
           Financing activites              586            -
                                  -------------  -----------
Net decrease in cash              $      (1,142) $    (1,703)
                                  =============  ===========

      For the year ended December 31, 2003, we generated $1.4 million of revenue from the sale of oil and gas production from the High Island Block A-7 field, representing approximately 57% of our revenues for that period. Oil and gas production from the High Island Block A-7 field declined significantly for the year ended December 31, 2004. Our revenues from the sale of oil and gas production from the High Island Block A-7 field decreased approximately 76% in 2004 to $332,000, which accounted for approximately 23% of our revenues for that period. As a result of the decline in production from this field, we expect that a significant portion of our revenues in 2005 will continue to be derived from utilization of our pipeline systems. To increase operating results, we must increase our pipeline revenues and/or acquire additional income generating assets.

      From October 2002 to late April 2003, we had no interest in any producing oil and gas properties. In late April 2003, we began to receive revenue from our 8.9% reversionary working interest in the High Island Block A-7 field, in the Gulf of Mexico. See "Sale of Oil and Gas Properties" and "High Island Block A-7" in Item 1. This field currently produces at a gross rate of 0.8 MMcf/day.

      During 2004, we incurred no capital expenditures for the development of our proved reserves. The reserves and future net revenues presented in Item 1 "Description of Business" reflect projected capital expenditures totaling $13,000 and $203,000 in the years ending December 31, 2005 and 2007, respectively. Capital expenditures in 2005 represent workover costs, net to our interest for the producing well in the High Island Block A-7 field and in 2007 the abandonment costs of our High Island Block A-7 field, net to our interest.

      We have significant available capacity in our Blue Dolphin System in a market area that we believe is experiencing an increased level of interest by oil and gas operators. Natural gas transportation throughput on our Blue Dolphin System is currently 7 MMBtu per day representing 4% of system capacity. Effective October 1, 2004, we renegotiated the gas transportation rates on the Blue Dolphin System due to losses incurred from operating the system. As a result, fourth quarter 2004 gas transportation revenues from the Blue Dolphin System totaled approximately $318,000. Without the increased gas transportation rates, revenues would have been approximately $107,000, for this same period. Future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipeline systems, and attraction and retention of producer/shippers to the systems. As a result of current and anticipated drilling activity around the Blue Dolphin System, we expect that utilization of the Blue Dolphin System will increase in late 2005.

         On February 28, 2005 (effective as of January 1, 2005), we entered into the Amendment to our Purchase Agreement with MCNIC. Under the terms of the original Purchase Agreement, we acquired MCNIC's one-third interests in both the Blue Dolphin System and the inactive Omega Pipeline. Pursuant to the terms of the Amendment, the Original Promissory Note was exchanged for the New Promissory Note, and all accrued interest on the Original Promissory Note, $132,368 at December 31, 2004, was forgiven. In addition to the New Promissory Note, MCNIC can receive additional payments of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest in the Blue Dolphin System through December 31, 2006. We made a principal payment on the New Promissory Note of $30,000 upon the execution of the Amendment. Under the terms of the New Promissory Note, we will make monthly principal payments of $10,000 through its maturity date of December 31, 2006. The principal amount of the New Promissory Note may be increased by up to $500,000 if 50% or more of our 83% interest in the Blue Dolphin System is sold before December 31, 2006.

RESULTS OF OPERATIONS

      For the year ended December 31, 2004 ("2004"), we reported a net loss of $2.5 million, compared to a net loss of $793,050 for the year ended December 31, 2003 ("2003").

      2004 compared to 2003

      Revenue from pipeline operations. Revenues from pipeline operations increased by $79,377 or 8% in 2004 to $1,014,137. The increase is due to increased volumes from new wells tied into our GA 350 Pipeline in mid 2004. Average daily gross gas volumes transported on the GA 350 Pipeline increased from 10.7 Mmcf per day in 2003 to 16.5 Mmcf per day in 2004, resulting in an increase in revenues from $257,000 in 2003 to $351,000 in 2004. The increase in pipeline revenues from the GA 350 Pipeline was offset in part by a 34% decrease in volumes transported on the Blue Dolphin System in 2004 from those of 2003. Revenues in 2004 from the Blue Dolphin System totaled $663,000 compared to $678,000 in 2003. As a result of net operating losses incurred from the operation of the Blue Dolphin System, we negotiated an increase in our average gas transportation rates on the Blue Dolphin System effective October 2004. The increased rates will decrease as our net operating results from the Blue Dolphin System improve, but in any case, the rates will be no lower than the rates that were in effect prior to October 2004. If the increased gas transportation rates would have been in effect on January 1, 2004, pipeline transportation revenues would have increased by approximately $640,000. However, there can be no assurance that volumes transported in 2005 will be at the same level as in 2004.

      Revenue from oil and gas sales. Revenues from oil and gas sales decreased by $1,186,354 in 2004 from $1,582,054 in 2003, primarily due to a significant production decline in the High Island Block A-7 field. The High Island Block A-7 field provided revenues from oil and gas sales of approximately $332,000 in 2004 compared to approximately $1.4 million in 2003. We expect that production from the reservoir currently producing will cease in mid 2005, however there is an additional reservoir in which a recompletion in the existing well is possible. Oil and gas sales from this additional reservoir are not expected to significantly increase our total revenues in 2005. Oil and gas sales in 2004 include approximately $64,000 from our interest in the High Island Block 34 field, which we sold in June 2004, compared to $61,000 recorded in 2003.

      Gain on sale of oil and gas property. In June 2004 we recorded a gain on sale of oil and gas property representing a gain of $25,809 recognized from the sale of our interest in the High Island Block 34 field.

      Pipeline operating expenses. Pipeline operating expenses in 2004 decreased by $120,064 from $1,198,729 in 2003. Cost reductions implemented during 2003 resulted in lower expenses in 2004 of approximately $104,000. Insurance costs in 2004 decreased by $67,000 due to the elimination of property insurance coverage on our pipelines, offset in part by higher costs associated with our other insurance. Our elimination of property insurance coverage is consistent with trends in the pipeline industry. Since the elimination of the property insurance occurred in mid 2004, we expect that pipeline operating expenses will decrease in 2005 as a result of lower insurance costs for 2005 to be lower. The above cost reductions were offset in part by an increase in repair and maintenance costs of $75,000 in 2004. Legal costs incurred in 2004 associated with an action filed against us, the outcome of which we do not believe will have a material impact, decreased by $24,000. However, as this litigation continues we incur significant legal expenses, which could have a material adverse effect on our financial condition.

      Lease operating expenses. Lease operating expenses for 2004 decreased by $52,343 from $186,656 in 2003 primarily due to a well that stopped producing in the High Island Block A-7 field in early 2004.

      Depletion, depreciation and amortization expense. Depletion, depreciation and amortization expense decreased by $55,286 in 2004 from $488,052 in 2003. In 2004, we recorded depletion of approximately $88,000 associated with our oil and gas properties compared to depletion of approximately $146,000 recorded in 2003. The decrease in depletion was a result of there being no significant remaining unamortized oil and gas costs as of mid 2004.

      Impairment of assets. In 2004 there were no impairment of assets recorded. In 2003, we recorded a partial impairment of our oil and gas properties of approximately $89,000, due to the decline in proved reserves from our interest in the High Island Block A-7 field.

      General and administrative. General and administrative expenses increased by $701,908 from $1,685,693 in 2003. The increase was due to a one time, non-cash compensation expense recorded in 2004 of $818,000 of which $694,000 is associated with the issuance of Warrants to certain of our directors and $124,000 is associated with the issuance of shares of common stock to our 401k plan. The increase was partially offset by lower personnel and other costs as a result of our cost reduction plans in 2003 and 2004. The 2004 cost reductions included the termination of certain employees in mid 2004. The annual cost savings associated with measures taken is expected to be approximately $360,000. As a result, 2005 general and administrative expenses are expected to be lower. However, if our business activities expand, we will need to hire additional employees and personnel and associated costs may increase.

      Interest and other expense. Interest and other expense increased $291,926 in 2004. Interest and other expenses in 2004 includes legal and other fees of approximately $200,000 associated with a proposed financing transaction that was not consummated, the amortization of costs associated with the Purchase Agreement of approximately $120,000 and interest expense on our Promissory Notes and other debt of $85,000. Other expense in 2003 includes costs associated with capital funding activities of $65,000 and interest expense on a promissory note of $45,000. In 2005, the previously recorded interest expense associated with the MCNIC promissory note has been eliminated, however this decrease will be offset by the increase in interest expense associated with the issuance of $750,000 aggregate principal amount of Promissory Notes issued in September 2004.

      Gain on sale of assets. In 2004, we recorded a gain of approximately $344,000 associated with the sale of our 25% interest in New Avoca and a gain of $27,000 associated with the sale of our 5% interest in two exploratory leases, East Cameron Blocks 90 and 94.

      Interest and other income. Interest and other income decreased $339,115 in 2004 from 2003. Other income in 2004 includes the collection of accounts receivable that were previously written off of $165,000, and consulting services provided by us, associated with the evaluation of oil and gas properties, of $110,000. Other income in 2003 included a $500,000 gain resulting from a reduction in our provision for the Buccaneer Field abandonment costs, and consulting services we provided, associated with the evaluation of oil and gas properties, of approximately $104,000. We do not expect to receive revenues from consulting services in 2005, as we did in 2004 and 2003. However, in March, 2005 we received the remaining balance of the accounts receivable that were previously written off of approximately $45,000 from Drillmar.

      Cumulative effect of a change in accounting principle. In 2003, as a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 143, we recorded a cumulative effect adjustment at January 1, 2003 of a change in accounting principle for asset retirement obligations of $40,455 (see Note 1 in Item 7 of the Consolidated Financial Statements). There was no adjustment for changes in accounting principals recorded in 2004.

CRITICAL ACCOUNTING POLICIES

      The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules at or before their adoption, and believe the proper implementation and consistent application of the accounting rules is critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by comparatively analyzing similar situations and reviewing the accounting guidance governing them, and may consult with our independent accountants about the appropriate interpretation and application of these policies. Our most critical accounting policies currently relate to the accounting for the impairment of long-lived assets, which include primarily our pipeline assets, as of December 31, 2004 and the accounting for future abandonment costs.

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we initiate a review for impairmaent of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. Currently, our pipeline assets are significantly under utilized and such underutilization is an indicator of possible impairment at December 31, 2004. Accordingly, we developed future cash flows as of December 31, 2004 expected to be generated from our pipeline assets based on certain assumptions. The most significant assumption made in connection with the preparation of expected future cash flows is the assumption that pipeline throughput volumes will increase over the next few years due to increasing current leasing and drilling activities, and prospective drilling activity surrounding our pipelines. Based on the results of the impairment test, which indicates expected future undiscounted cash flows are in excess of the pipeline assets net carrying value, no impairment has been recorded as of December 31, 2004.

      The accounting for future abandonment costs changed on January 1, 2003 with the adoption of SFAS No. 143. This new standard requires that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted towards its future value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Future asset retirement costs include costs to dismantle and relocate or dispose of our offshore platforms, pipeline systems and related onshore facilities and restoration costs of land and seabed. We develop estimates of these costs for each of our assets based upon the type of platform structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future abandonment costs on a quarterly basis.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING DEVELOPMENTS

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

      In September 2004, the FASB posted FASB staff position ("FSP") SFAS 142-2, "Application of SFAS 142 to Oil and Gas Producing Entities." The FSP clarifies that the exception in paragraph 8(b) of SFAS No. 142, "Goodwill and Other Intangible Assets," includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. Accordingly, the FASB staff believes that the scope exception extends to the disclosure provisions of SFAS No. 142 for drilling and mineral rights of oil and gas producing entities. SFAS 142-2 is effective for the first reporting period after September 2, 2004. The FSP had no impact on our financial position, results of operations or cash flows.

      In December, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company, such as stock options and restricted stock. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair value-based method. We currently account for stock-based compensation using the intrinsic method pursuant to APB Opinion No. 25. SFAS No. 123R requires that all stock-based payments to employees, including grants of employee stock options and restricted stock, be recognized as compensation expense in the financial statements based on their fair values. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. Accordingly, we will be required to apply SFAS No. 123R beginning in the fiscal quarter ending March 31, 2006. We are currently assessing the provisions of SFAS No. 123R and its impact on our consolidated financial statements.

ITEM 7       FINANCIAL STATEMENTS

Index to Financial Statements:                                              Page
                                                                            ----
Report of Independent Registered Public Accounting Firm................      30

Consolidated Balance Sheet, at December 31, 2004.......................      31

Consolidated Statements of Operations, for the years
        ended December 31, 2004 and 2003...............................      33

Consolidated Statements of Stockholders' Equity, for the
        years ended December 31, 2004 and 2003.........................      34

Consolidated Statements of Cash Flows, for the years
        ended December 31, 2004 and 2003...............................      35

Notes to Consolidated Financial Statements.............................      37

             Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of
Blue Dolphin Energy Company

We have audited the accompanying consolidated balance sheet of Blue Dolphin Energy Company and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Dolphin Energy Company and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations in recent years and has projected a cash deficit for 2005. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003.

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP
Houston, Texas
March 9, 2005

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004

                                     Assets

Current assets:
                 Cash and cash equivalents                                $1,560,549
                 Accounts receivable                                         314,759
                 Related party receivable                                      1,605
                 Prepaid expenses and other assets                           191,394
                                                                          ----------

                                                Total current assets       2,068,307

Property and equipment, at cost:
                 Oil and gas properties, including $177,589
                       of unproved leasehold cost (full-cost method)         517,210
                 Pipelines                                                 4,547,362
                 Onshore separation and handling facilities                1,664,128
                 Land                                                        860,275
                 Other property and equipment                                253,758
                                                                          ----------

                                                                           7,842,733

                 Less accumulated depletion, depreciation,
                                amortization, and impairment               2,518,932
                                                                          ----------

                                                                           5,323,801

Other assets                                                                  11,359
                                                                          ----------

                                                                          $7,403,467
                                                                          ==========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                December 31, 2004

                      Liabilities and Stockholders' Equity

Current liabilities:
                 Accounts payable                                                $    740,907
                 Notes payable                                                        750,000
                 Current portion of long-term debt                                    130,000
                 Accrued expenses and other liabilities                                43,861
                                                                                 ------------

                                                Total current liabilities           1,664,768
Long-term liabilities:
                 Long-term debt                                                       620,000
                 Interest payable                                                     132,368
                 Asset retirement obligations                                       1,621,729
                                                                                 ------------

                                                Total long-term liabilities         2,374,097
Stockholders' equity:
                 Common stock, $.01 par value, 10,000,000 shares
                                authorized and 6,863,689 shares issued
                                and outstanding                                        68,637
                 Additional paid-in capital                                        27,129,162
                 Accumulated deficit                                              (23,833,197)
                                                                                 ------------

                                                Total stockholders' equity          3,364,602

                                                                                 ------------
                                                                                 $  7,403,467
                                                                                 ============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2004 and 2003

                                                                  2004             2003
                                                              ------------     ------------
Revenue from operations:
     Pipeline operations                                      $  1,014,137     $    934,760
     Oil and gas sales                                             395,700        1,582,054
     Gain on sale of oil and gas property                           25,809                -
                                                              ------------     ------------
              Revenue from operations                            1,435,646        2,516,814
Cost of operations:
     Pipeline operating expenses                                 1,078,665        1,198,729
     Lease operating expenses                                      134,313          186,656
     Depletion, depreciation and amortization                      432,766          488,052
     Impairment of assets                                                -           88,819
     General and administrative expenses                         2,387,601        1,685,693
     Accretion expense                                              96,542           80,428
                                                              ------------     ------------
              Cost of operations                                 4,129,887        3,728,377
                                                              ------------     ------------
              Loss from operations                              (2,694,241)      (1,211,563)

Other income (expense):
     Interest and other expense                                   (426,973)        (135,047)
     Gain on sale of assets                                        371,340                -
     Interest and other income                                     345,656          684,771
     Equity in losses of affiliate                                 (96,116)         (90,764)
                                                              ------------     ------------
              Loss before income taxes                          (2,500,334)        (752,603)
Income tax expense                                                       -                -
                                                              ------------     ------------
Loss before cumulative effect of change
     in accounting principle                                    (2,500,334)        (752,603)
Cumulative effect of a change in accounting principle
     for asset retirement obligations                                    -          (40,455)
                                                              ------------     ------------
              Net loss                                        $ (2,500,334)    $   (793,058)
                                                              ============     ============
Loss per common share-basic
     Loss before accounting change                            $      (0.37)    $      (0.11)
                                                              ============     ============
     Cumulative effect of a change in accounting principle    $          -     $      (0.01)
                                                              ============     ============
     Net loss                                                 $      (0.37)    $      (0.12)
                                                              ============     ============
Loss per common share-diluted
     Loss before accounting change                            $      (0.37)    $      (0.11)
                                                              ============     ============
     Cumulative effect of a change in accounting principle    $          -     $      (0.01)
                                                              ============     ============
     Net loss                                                 $      (0.37)    $      (0.12)
                                                              ============     ============
Weighted average number of common shares
      - basic                                                    6,734,395        6,640,285
                                                              ============     ============
      - diluted                                                  6,734,395        6,640,285
                                                              ============     ============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      Years ended December 31,2004 and 2003

                                                        Additional                    Total
                                               Common     paid-in    Accumulated   stockholders'
                                               stock      capital      deficit        equity
                                              -------   ----------   -----------   -------------
Balance at December 31, 2002                  $66,066   26,239,098   (20,539,805)     5,765,359

     Common stock issued for services                                                    28,722
                                                  512       28,210             -

     Net loss                                                           (793,058)      (793,058)
                                              -------   ----------   -----------     ----------
Balance at December 31, 2003                  $66,578   26,267,308   (21,332,863)     5,001,023

     Exercise of stock options                    937       19,063                       20,000

     Common stock issued for services           1,122      140,878             -        142,000

     Issuance of Warrants                                  701,913                      701,913

     Net loss                                                         (2,500,334)    (2,500,334)
                                              -------   ----------   -----------     ----------
Balance at December 31, 2004                   68,637   27,129,162   (23,833,197)     3,364,602
                                              =======   ==========   ===========     ==========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2004 and 2003

                                                                                  2004             2003
                                                                                  ----             ----
Operating activities:
       Net loss                                                               $ (2,500,334)    $   (793,058)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depletion, depreciation and amortization                              432,766          488,052
             Amortization of debt issuance costs                                   122,418                -
             Gain on sale of assets                                               (397,149)               -
             Impairment of assets                                                        -           88,819
             Change in Abandonment costs                                                 -         (500,589)
             Accretion of asset retirement obligations                              96,542           80,428
             Change in accounting principle                                              -           40,455
             Equity in losses of affiliate                                          96,116           90,764
             Compensation from issuance of warrants                                693,513                -
             Common stock issued for services                                      142,000           28,722
             Changes in operating assets and liabilities:
                  Accounts Receivable                                              172,721           26,207
                  Prepaid expenses and other assets                                 51,404          137,289
                  Deferred federal income tax                                      244,444                -
                  Abandonment costs incurred                                             -       (3,288,413)
                  Trade accounts payable and accrued expenses                   (1,757,275)       2,236,867
                                                                              ------------     ------------
                          Net cash used in
                          operating activities                                  (2,602,834)      (1,364,457)
                                                                              ------------     ------------
Investing activities:
       Exploration and development costs                                           (26,590)        (190,237)
       Purchases of property and equipment                                         (11,141)         (54,256)
       Proceeds from sale of assets                                              1,000,127                -
       Development costs - New Avoca                                               (87,667)         (93,834)
                                                                              ------------     ------------
                          Net cash provided by (used in)
                                investing activities                               874,729         (338,327)
                                                                              ------------     ------------

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     Years ended December 31, 2004 and 2003

                                                                                    2004               2003
                                                                                    ----               ----
Financing activities:
      Proceeds from Borrowings                                                      750,000                   -
      Financing costs incurred                                                     (192,638)                  -
      Proceeds received from issuance of warrants
          and exercise of stock options                                              28,400                   -
                                                                                -----------         -----------
                       Net cash provided by
                       financing activities                                         585,762                   -
                                                                                -----------         -----------
                       Decrease in cash and cash equivalents                     (1,142,343)         (1,702,784)

Cash and cash equivalents at beginning of year                                    2,702,892           4,405,676
                                                                                -----------         -----------
Cash and cash equivalents at end of year                                        $ 1,560,549         $ 2,702,892
                                                                                ===========         ===========
Supplementary cash flow information:
      Interest paid                                                             $    15,807         $         -
                                                                                ===========         ===========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

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

      ACCOUNTING ESTIMATES

      We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and to the disclosure of contingent assets and liabilities, including reserve information, which affects the depletion calculation as well as the computation of the full cost ceiling limitation to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimated.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The following table reflects the depletion expense incurred from oil and gas properties during the periods indicated:

                                   Year Ended
                                   December 31,
                                2004         2003
                             ---------    ---------
Depletion expense per Mcf
equivalent
produced                     $    1.23    $    0.51
                             =========    =========

      At December 31, 2004 oil and gas properties included $177,589 of unproved leasehold costs that are not being amortized. These costs will begin to be amortized when they are evaluated and proved reserves are discovered, impairment is indicated or when the lease term expires. Unproved leasehold costs consist of interests in federal leases located in the Gulf of Mexico with expiration dates ranging from November 2005 to November 2008. In order to retain the leases after the primary term, they must be producing or development operations must be in progress. The leases have primary terms of 5 years. Development of these leases is dependent upon the other owners of the leases to initiate a plan of development.

      The following table reflects the periods when costs were incurred for unproved leasehold costs:

                                                          December 31,
                                                          ------------
                                         Total         2004        2003    Prior Years
                                      ----------      ------      ------   -----------
Property acquisition costs, net*      $  138,453      16,892      20,464      101,097
Exploration costs, net*                   39,136           -           -       39,136
                                      ----------      ------      ------    ---------
                                      $  177,589      16,892      20,464      140,233
                                      ==========      ======      ======    =========

      * Costs are net of leasehold costs transferred to the amortization base when they are evaluated and proved reserves are discovered, impairment is indicated or when the lease term expires.

      We capitalize interest on expenditures made in connection with significant exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest has been capitalized for the periods reflected herein.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom.

      ASSET RETIREMENT OBLIGATIONS

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

      SFAS 143 amended SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset. Under the provisions of SFAS 19, asset retirement obligations were recognized using a cost-accumulation approach. Prior to the adoption of SFAS 143, we recorded asset retirement obligations through the unit-of-production method for oil and gas properties, and the straight-line method for pipelines and related facilities.

      The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $1.0 million increase in the carrying value of pipelines, (ii) a $400,000 decrease in accumulated depreciation, depletion, and amortization of property, plant and equipment, and (iii) a $1.4 million increase in non-current abandonment liabilities. The net impact of items (i) through (iii) was to record an expense of $40,000, net of tax, as a cumulative effect adjustment of a change in accounting principle in our consolidated statement of operations upon adoption on January 1, 2003.

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

      We have asset retirement obligations associated with the future abandonment of pipelines and related facilities and offshore oil and gas properties. The following table summarizes our asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the years ended December 31, 2004 and 2003.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                 Year ended
                                                                December 31,
                                                              2004        2003
                                                           ---------    ---------
                                                               (in thousands)
Beginning asset retirement obligations.................    $   1,552    $   3,800
Cumulative effect adjustment...........................            -          401
Liabilities incurred during period.....................            -        1,060
Liabilities settled during period......................          (14)      (3,288)
Gain from adjustment to estimated obligations..........           (9)        (501)
Accretion expense......................................           97           80
Revisions in estimated cash flows......................           (4)           -
                                                           ---------    ---------
Ending asset retirement obligations ...................    $   1,622    $   1,552
                                                           =========    =========

      INVESTMENT IN NEW AVOCA

      Until its sale in October 2004 we recorded our investment in New Avoca (25% owned and managed by us) using the equity method of accounting. Under the equity method, investments are recorded at cost plus our equity in undistributed earnings and losses after acquisition.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                      Year ended December 31,
                                                                   ----------------------------
                                                                      2004              2003
                                                                   ----------        ----------
Net loss as reported                                               (2,500,334)       $ (793,058)

Add: total stock-based employee compensation
expense included in net income, net of related tax
effects                                                               693,513                 -

Deduct: total stock based employee compensation
expense determined under fair value based method
for all awards, net of tax related effects                           (866,193)          (30,347)
                                                                   ----------        ----------
Pro Forma net loss                                                 (2,673,014)       $ (823,405)
                                                                   ==========        ==========

Basic and diluted loss per share:
      As reported                                                  $    (0.37)       $    (0.12)
      Pro Forma                                                    $    (0.40)       $    (0.12)

RECOGNITION OF OIL AND GAS REVENUE

Sales from producing wells are recognized on the entitlement method of accounting which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at December 31, 2004 and 2003 was not material.

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

EARNINGS PER SHARE

We follow SFAS No. 128, Earnings per Share ("Statement 128"), for computing and presenting earnings per share which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee stock options and stock warrants at December 31, 2004 and 2003 were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

The following table provides a reconciliation between basic and diluted earnings per share:

                                                                           Weighted-
                                                                         Average Number
                                                                        of Common Shares
                                                                          Outstanding
                                                                         and Potential           Per
                                                                            Dilutive            Share
                                                      Net Loss           Common Shares         Amount
                                                 ----------------       ----------------     -----------
Year ended December 31, 2004
     Basic and diluted loss per share            $     (2,500,334)          6,734,395        $     (0.37)

Year ended December 31, 2003
     Basic and diluted loss per share            $       (793,058)          6,640,285        $     (0.12)

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      In September 2004, the FASB posted FASB staff position ("FSP") SFAS 142-2, "Application of SFAS 142 to Oil and Gas Producing Entities." The FSP clarifies that the exception in paragraph 8(b) of SFAS No. 142, "Goodwill and Other Intangible Assets," includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. Accordingly, the FASB staff believes that the scope exception extends to the disclosure provisions of SFAS No. 142 for drilling and mineral rights of oil and gas producing entities. SFAS 142-2 is effective for the first reporting period after September 2, 2004. The FSP had no impact on our financial position, results of operations or cash flows.

      In December, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company, such as stock options and restricted stock. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair value-based method. We currently account for stock-based compensation using the intrinsic method pursuant to APB Opinion No. 25. SFAS No. 123R requires that all stock-based payments to employees, including grants of employee stock options and restricted stock, be recognized as compensation expense in the financial statements based on their fair values. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. Accordingly, we will be required to apply SFAS No. 123R beginning in the fiscal quarter ending March 31, 2006. We are currently assessing the provisions of SFAS No. 123R and its impact on our consolidated financial statements.

(2)   LIQUIDITY AND GOING CONCERN

      At December 31, 2004, our working capital was approximately $400,000. In order to satisfy our working capital and capital expenditure requirements for the year ending December 31, 2005, we believe that we will need to raise approximately $500,000 of capital. Unless operating performance of existing assets significantly improves or a significant acquisition of earning assets is made, we will need to either, extend the payment terms of our promissory notes, arrange external financing and/or sell assets to raise the necessary capital.

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

(3)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the Note Payable approximates the fair value due to the short-term nature of such notes.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)   INCOME TAXES

      Income tax expense for both 2004 and 2003 was $0.

      The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 are presented below:

Deferred tax assets:
      Net operating loss and capital loss carryforwards      $ 5,959,916
      Deferred tax liabilities:                                        -
      Basis differences in property and equipment                (77,912)
                                                             -----------

      Net deferred tax asset                                   5,882,004
      Less: valuation allowance                               (5,882,004)
                                                             -----------
      Deferred tax asset                                     $         -
                                                             ===========

      In assessing the realisability of deferred tax assets, we apply SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, our valuation allowance at December 31, 2004 reduced the net deferred tax assets to $ 0.

   Our effective tax rate applicable to continuing operations in 2004 and 2003 is as follows:

                                                2004        2003
                                                ----        ----
Expected tax rate                               (34%)       (34%)
State taxes, net of federal benefit               -           -
Expenses not deductible for tax purpose           -           -
Increase in valuation allowance recognized
    in earnings                                  34%         34%

Other                                             -           -
                                                ---         ---
                                                  0%          0%
                                                ===         ===

      For federal tax purposes, we have a net operating loss carryforward ("NOL") of approximately $17.5 million at December 31, 2004. These NOLs must be utilized prior to their expiration, which is between 2005 and 2024. During 2004, we received a $244,444 refund from prior periods alternative minimum tax credits.

      On September 8, 2004, American Resources Offshore, a wholly owned subsidiary, was sold to Ivar Siem, our Chairman and Chief Executive Officer, on behalf of certain stockholders who held a number of shares of our common stock above a threshold that he determined at the time of sale. American Resources had $17.5 million of NOL's that we would likely have not been able to utilize due to limitations on their use resulting from a prior ownership change. American Resources did have $7.3 million of NOL's that were not subject to limitations.

(5)   LONG-TERM DEBT

      On February 28, 2005 (effective as of January 1, 2005), we entered into the Amendment to our Purchase Agreement with MCNIC. Under the terms of the original Purchase Agreement, we acquired MCNIC's one-third interests in both the Blue Dolphin System and the inactive Omega Pipeline. Pursuant to the terms of the Amendment, the Original Promissory Note was exchanged for

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      the New Promissory Note, and all accrued interest on the Original Promissory Note, $132,368 at December 31, 2004, was forgiven. In addition to the New Promissory Note, MCNIC can receive additional payments of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest in the Blue Dolphin System through December 31, 2006. We made a principal payment on the New Promissory Note of $30,000 upon the execution of the Amendment. Under the terms of the New Promissory Note we will make monthly principal payments of $10,000 through its maturity date of December 31, 2006. The principal amount of the New Promissory Note may be increased by up to $500,000 if 50% or more of our 83% interest in the Blue Dolphin System is sold before December 31, 2006.

Long-term debt at December 31, 2004 is as follows:

Note payable, interest at                                             $750,000
     6% per annum payable out of 90%
     of the net revenues from the 1/3 interest
     acquired in the Blue Dolphin Pipeline
     System, secured by the 1/3 interest
     acquired, all  remaining principal due
     December 31, 2006
Less current maturities                                                130,000
                                                                      --------

                                                                      $620,000
                                                                      ========

(6)   SHORT-TERM PROMISSORY NOTES AND WARRANTS

      In September 2004, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with certain accredited investors and certain of our directors for the purchase and sale of promissory notes in an aggregate principal amount of $750,000 (the "Promissory Notes") and 2,800,000 warrants (the "Warrants") to purchase shares of common stock at a purchase price of $0.003 per warrant. The sale of the Promissory Notes and the first tranche of 1,250,000 Warrants (the "Initial Warrants") closed on September 8, 2004, and the closing of the sale of the second tranche of 1,550,000 Warrants (the "Additional Warrants") closed on November 30, 2004, after we received stockholder approval at our November 11, 2004 special stockholders' meeting. We received net proceeds of $758,400 from the sale of the Promissory Notes and the Warrants. The Promissory Notes mature on September 8, 2005, and accrue interest at a rate of 12.0% per annum, of which 4% is payable monthly and 8% is payable at maturity. The Promissory Notes are secured by a second lien on our 83% interest in the Blue Dolphin System. All Warrants are immediately exercisable and will expire five years after their date of issuance. Each Warrant is exercisable for one share of common stock at an exercise price of $0.25 per share. The Warrants contain standard antidilution provisions, as well as provisions that will result in adjustments to the exercise price of the Warrants if we issue common stock at a price below $0.25 per share, subject to certain exceptions.

      Pursuant to the terms of the Purchase Agreement, we appointed Laurence N. Benz and F. Gardner Parker to our board of directors. Messrs. Benz and Parker each purchased a Promissory Note in the principal amount of $25,000. Messrs. Benz and Parker purchased 83,334 and 383,328 Warrants, respectively. Michael S Chadwick, an existing director, purchased a Promissory Note in the principal amount of $12,500 and 41,667 Warrants. In addition Messrs. Benz, Chadwick and Parker were each granted 100,000 Warrants.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      In addition to serving on our board of directors, Mr. Chadwick is also a Senior Vice President and Managing Director of Sanders Morris Harris Group, Inc. ("SMH"), a financial services holding company headquartered in Houston, Texas. The Company paid SMH a $25,000 fee in connection with the Purchase Agreement and agreed to retain SMH to provide a fairness opinion, if required.

      We also entered into a consulting agreement with Mr. Parker. Mr. Parker's consulting agreement with us has a term of up to eighteen months. We are obligated to pay Mr. Parker a monthly fee of $2,000 and a bonus that will accrue at the rate of $3,000 per month and be payable upon consummation of a merger or acquisition by us.

(7)   STOCKHOLDERS' EQUITY

      In 2004, we issued shares of our common stock into our 401k Plan. In March 2004 we issued 50,000 shares into the 401k Plan as a 2003 contribution and 50,000 shares in January 2005, as a 2004 contribution. We recorded an expense of $124,000 in 2004 for both contributions of common stock. We issued 14,040 shares of our common stock in 2003 as a severance payment to former employees and recorded compensation expense of $7,722. We also issued 12,156 and 37,227 shares in 2004 and 2003, respectively, to the board of directors and recorded an expense of $18,000 and $21,000 in 2004 and 2003, respectively.

(8)   STOCK OPTIONS

      Effective April 14, 2000, we adopted, after approval by stockholders, a stock incentive plan (the "2000 Plan"). The stock subject to the options and other provisions of the 2000 Plan are shares of our common stock. We amended the 2000 Plan effective March 19, 2003, after approval by our stockholders on May 21, 2003, increasing the number of shares of common stock available for incentive stock options ("ISOs") from 500,000 to 650,000 shares. The 2000 Plan is administered by the Compensation Committee of our Board of Directors. Options granted must be exercised within 10 years from their grant date. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of common stock. The 2000 Plan also provides for the granting of other incentive awards, however only ISOs and non-statutory stock options have been issued under the 2000 Plan.

      We adopted a stock option plan in 1996 (the "1996 Plan"). The stock subject to the options and other provisions of the 1996 Plan are shares of common stock. The remaining options outstanding issued pursuant to this plan expired in January 2004.

      At December 31, 2004 we had reserved a total of 346,942 shares of common stock for issuance under the above mentioned stock option plans. The outstanding stock options granted to key employees, officers and directors, for the purchase of shares of common stock, are as follows:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                 Exercise
                                                              price per share
                                                             -----------------
                                                Shares       From          To
                                               -------       ----         ----
Balance, December 31, 2002                     416,321       0.35         6.00
                                               =======       ====         ====

        Granted                                186,000       0.43         0.43
        Expired                                100,402       0.43         6.00
                                               -------       ----         ----

Balance, December 31, 2003                     501,919       0.35         6.00
                                               =======       ====         ====

        Exercised                              117,142       0.35         0.43
        Expired                                 37,835       1.55         6.00
                                               -------       ----         ----

Balance, December 31, 2004                     346,942       0.35         6.00
                                               =======       ====         ====

      As of December 31, 2004, options for 346,942 shares of common stock were immediately exercisable. There were no options granted in 2004, and 186,000 options granted in 2003. Pursuant to the requirements of FASB No. 123, the weighted average fair market value of options granted during 2003 was $0.16 per share. The weighted average closing bid price for the Company's common stock at the date the options were granted during 2003 was $0.43 per share. The weighted average exercise price for outstanding options at December 31, 2004 and 2003 per share was $1.09 and $1.06, respectively. The fair market value pursuant to FASB No. 123 of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 98%, risk-free interest rate of 1.03% for grants in 2003, and an expected life of one year. As we have not declared dividends on our common stock since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of our common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. No compensation expense was recorded in 2004 or 2003 for stock options granted.

      Outstanding options at December 31, 2004 expire between May 17, 2010 and January 5, 2013.

(9)   RELATED PARTY TRANSACTIONS

      Related party transactions which are not disclosed elsewhere in these consolidated financial statements are discussed in the following paragraphs:

      We own 12.8% of the common stock of Drillmar, Inc. Our Chairman, Ivar Siem, and one of our Directors, Harris A. Kaffie, own or control 33.9%, and 30.3%, respectively, of Drillmar's common stock. Messrs. Siem and Kaffie are both directors, and Mr. Siem is Chairman and President of Drillmar.

      In 2002, we recorded a full impairment of our investment in Drillmar and a full reserve for the accounts receivable amount owed to us from Drillmar of approximately $200,000 due to Drillmar's working capital deficiency and delays in securing capital funding. During 2004, we collected $165,000 of the accounts receivable from Drillmar and we have collected the remaining balance of approximately $45,000 in 2005.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      In January 2003, Drillmar stockholders approved a restructuring plan whereby Drillmar was able to issue up to $3.0 million of convertible notes that will convert into common stock representing over 99% of Drillmar's outstanding shares. As a result, our ownership in Drillmar can be reduced to less than 1%. However, in November 2003, we converted a contingent obligation due from Drillmar for providing office space, accounting and administrative services from May 2002 through January 2003 totaling $162,000 (9 months at $18,000 per month) into a convertible note, which if converted along with all of Drillmar's outstanding convertible notes would represent 5.5% of Drillmar's common stock. Messrs. Siem, Kaffie and Trimble (one of our Directors) hold or control Drillmar convertible notes which if converted along with all of Drillmar's outstanding convertible notes would represent 30.2%, 28.7% and 1.5%, respectively, of Drillmar's common stock.

      We entered into a new agreement with Drillmar effective as of February 1, 2003, whereby we provide and charge for office space which is currently $4,750 per month. We had provided professional, accounting and administrative services to Drillmar based on hourly rates based on our cost. However, since our implementation of staff reductions in mid 2004, no such services have been provided. The agreement can be terminated upon 30 days notice or by the mutual agreement of the parties.

(10)  LEASES

      We have various noncancelable operating leases which continue through 2006. In March 2003, we entered into a sublease agreement expiring December 31, 2006 for certain of our office space with TexCal Energy (GP) LLC, formerly Tri-Union Development Corporation. Our annual receipts from this sublease are approximately $78,000 annually. One of our Directors, Mr. Trimble, was the Chairman and Chief Executive Officer of TexCal Energy
      (GP) LLC until November 2004.

      The following is a schedule of future minimum lease payments required under noncancelable operating leases at December 31, 2004:

                          Future                                     Future
                         minimum                Future               minimum
 Year ending              lease                sublease               lease
December 31,             payments              payments           payments, net
------------            ----------             ---------          -------------
   2005                   198,153                 78,552             119,601
   2006                   195,617                 78,552             117,065
                        ---------              ---------          ----------
                        $ 393,770              $ 157,104          $  236,666
                        =========              =========          ==========

   Rental expense on operating leases, net of sublease income, for the years indicated are as follows:

     Year ended
    December 31,
--------------------
  2004      $ 64,632
  2003      $ 89,319

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) COMMITMENTS AND CONTINGENCIES

      We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

(12) BUSINESS SEGMENT INFORMATION

      Our income producing operations are conducted in two principal business segments: (i) oil and gas exploration and production and (ii) pipeline operations, which includes mid-stream projects. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 2004 and 2003 is as follows:

                                                                                         Depletion,
                                                          Operating                     Depreciation,
                                                           income      Identifiable   Amortization and
                                           Revenues      (loss) (1)     assets (3)     Impairment (2)
                                        -------------   ------------   ------------   ----------------
Year ended December 31, 2004
       Oil and gas exploration and
            production                  $     395,700       (182,770)       295,916             94,025
       Pipeline operations                  1,014,137     (1,331,046)     5,743,418            327,418
       Other                                   25,809     (1,180,425)     1,364,133             11,323
                                        -------------   ------------   ------------   ----------------
       Consolidated                         1,435,646     (2,694,241)     7,403,467            432,766
       Other income                                          193,907
                                                        ------------
       Loss before income taxes                           (2,500,334)

Year ended December 31, 2003:
       Oil and gas exploration and
            production                  $   1,582,054        419,674        687,984            234,991
       Pipeline operations                    934,760     (1,100,096)     5,905,021            324,174
       Other                                                (531,141)     3,378,889             17,706
                                        -------------   ------------   ------------   ----------------
       Consolidated                         2,516,814     (1,211,563)     9,971,894            576,871
       Other income                                          458,960
                                                        ------------
       Loss before income taxes                             (752,603)

----------

1. Consolidated loss from operations includes $1,194,911 and $513,435 in unallocated general and administrative expenses, and unallocated depletion, depreciation, amortization and impairment of $11,323 and $17,706 for the years ended December 31, 2004 and 2003, respectively.

2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $48,595 for the years ended December 31, 2004 and 2003. Oil and gas depletion, depreciation, amortization and impairment includes a provision for abandonment costs of platforms and wells of $24,497 and $50,723 for the years ended December 31, 2004 and 2003, respectively.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. See the supplemental disclosures for oil and gas producing activities for discussion of capitalized costs incurred for oil and gas production operations. Capital expenditures of $1075 and $875,777 (of which $874,753 was recorded for future asset retirement obligations) were recorded for pipeline operations for the years ended December 31, 2004 and 2003, respectively.

Our primary market area is the Texas and Louisiana Gulf Coast region of the United States. We have a concentration of credit risk with customers in the energy industry. Our customers may be similarly affected by changes in economic, regulatory or other factors. Trade receivables are generally not collateralized; however, our customers' historical and future credit positions are thoroughly analyzed prior to extending credit. Revenues from major customers exceeding 10% of revenues were as follows for the period indicated.

                                                                  Oil and gas    Pipeline
                                                                     sales      operations    Total
                                                                  -----------   ----------  ----------
Year ended December 31, 2004:
      Spinnaker Exploration Company                               $   331,858            -  $  331,858
      Houston Exploration                                                   -   $  239,444  $  239,444
      Apache Corporation                                                    -   $  229,265  $  229,265
      Kerr McGee Oil & Gas                                                  -   $  152,487  $  152,487

Year ended December 31, 2003:
      Spinnaker Exploration Company                               $ 1,446,622            -  $1,446,622

(13)  SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

      The following supplemental information regarding our oil and gas activities are presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures About Oil and Gas Producing Activities ("Statement 69").

      In April 2003, we began to receive revenue from our 8.9% reversionary working interest in the High Island Block A-7 field, in the Gulf of Mexico. Production from this field accounted for 84% and 91% of our oil and gas sales for the years ended December 31, 2004 and 2003, respectively and 23% and 57% of our total revenues for these periods.

      In August 2003, "payout" occurred on the High Island Block 34 field, in which we owned a 1.8% reversionary interest. In June 2004, we sold our working interest to Fidelity Exploration Company for approximately $34,000 and recorded a gain of $25,809. Production from this field accounted for 16% and 4% of our oil and gas sales for the years ended December 31, 2004, and 2003 respectively, and 4% and 2% of our total revenues for these periods.

      ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

      Set forth below is a summary of the changes in the estimated quantities of our crude oil and condensate, and gas reserves for the periods indicated, as estimated by us as of December 31, 2004 and 2003. All of our reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

                                                              Oil                   Gas
Quantity of Oil and Gas Reserves                            (Bbls)                 (Mcf)
--------------------------------                           -------               --------
Total proved reserves at December 31, 2002                   1,447                280,000

Reserve additions                                               70                 11,702

Revisions to previous estimate                               1,045                 24,216

Production                                                  (2,271)              (274,268)
                                                           -------               --------
Total proved reserves at December 31, 2003                     291                 41,650

Revisions to previous estimate                                 884                 60,984

Production                                                    (810)               (66,491)

Reserves sold                                                    -                   (879)
                                                           -------               --------

Total Proved Reserves at December 31, 2004                     365                 35,264

Proved developed reserves:

December 31, 2004                                              365                 35,264

December 31, 2003                                              291                 41,650

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES

The following table sets forth the aggregate amounts of capitalized costs relating to our oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation, amortization and impairment as of December 31, 2004:

Unproved properties and prospect generation
    costs not being amortized                            $   177,589

Proved properties being amortized                            170,440
Asset retirement obligations                                 169,181
Less accumulated depletion, depreciation,
    amortization and impairment                             (331,752)
                                                         -----------
             Net capitalized costs                       $   185,458
                                                         ===========

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

The following table reflects the costs incurred in oil and gas property acquisition, disposition, exploration and development activities during the periods indicated:

                                              Year Ended
                                              December 31,
                                      -----------------------------
                                         2004             2003
                                      -----------     -------------
Exploration costs                     $    26,197     $      83,423
Development costs                             394           107,087
Disposition of assets                      (9,305)                -
Asset retirement obligations              (25,764)          194,945
                                      -----------     -------------
                                      $    (8,478)    $     385,455
                                      ===========     =============

We did not acquire any oil and gas properties in 2004.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to our interest in proved oil and gas reserves as of:

                                                                                December 31,
                                                                      ------------------------------
                                                                         2004                2003
                                                                      ---------            ---------
Future cash inflows                                                   $ 270,000            $ 227,000
Future development costs                                                (13,000)             (27,000)
Future production costs                                                (108,000)             (63,000)
Future Asset Retirement Costs                                          (203,000)            (195,000)
                                                                      ---------            ---------

Future net cash inflows (outflows) before income taxes                  (54,000)             (58,000)
Future income taxes                                                      18,360               19,720
                                                                      ---------            ---------
Future net cash flows                                                   (35,640)             (38,280)
10% discount factor                                                      23,760               13,200
                                                                      ---------            ---------
     Standardized measure of discounted
            future net cash inflows (outflows)                        $ (11,880)           $ (25,080)
                                                                      =========            =========

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                 December 31
                                                       ------------------------------
                                                           2004            2003
                                                       ------------    --------------
Sales and transfers, net of production costs           $   (261,387)   $   (1,395,398)
Acquisition of reserves                                           -                 -
Net change in estimated future development costs              1,869             8,598
Sales of minerals in place                                   (4,119)                -
Revisions in previous quantity estimates                    190,537           159,067
Net changes in sales and transfer prices,                         -                 -
        net of production costs                               4,648           256,823
Accretion of discount                                        (3,800)           74,757
Net change in income taxes                                   (6,800)          267,092
Change in production rates (timing) and other                92,252           110,587
                                                       ------------    --------------
        Net change                                     $     13,200    $     (518,474)
                                                       ============    ==============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14 (c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 9 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

      The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      (a) 1.      Exhibits

      No.         Description

      3.1 (1)     Amended and Restated Certificate of Incorporation of the
                  Company.

      3.2 (8)     Amended and Restated Bylaws of the Company.

      4.1 (2)     Specimen Certificate of our Company common stock.

      4.2 (6) Form of Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated September 8, 2004

      4.3 (6) Form of Warrant issued pursuant to the Note and Warrant Purchase Agreement Dated September 8, 2004

*     10.1(3)     Blue Dolphin Energy Company 2000 Stock Incentive
                  Plan.

*     10.2(4)     Amendment to the Blue Dolphin Energy Company 2000
                  Stock Incentive Plan.

      10.3(5) Purchase and Sale Agreement by and between Blue Dolphin Pipeline Company and MCNIC.

      10.4(6) Sale of American Resources Offshore , Inc. Common Stock Agreement between Blue Dolphin Exploration Co. and Ivar Siem, dated September 8, 2004

      10.5(6) Note and Warrant Purchase Agreement between Blue Dolphin Energy Company and Certain Investors, dated September 8, 2004

      10.6(6)     Consulting Agreement between Blue Dolphin Services Co. and
                  F. Gardner Parker dated September 8, 2004

      10.7(7) Purchase and Sale Agreement by and between Blue Dolphin Energy Company, WBI Pipeline & Storage Group, Inc. and SemGas LP, dated October 29, 2004

      10.8(9) Amendment to the Asset Purchase Agreement by and among MCNIC Offshore Pipeline and Processing Company and Blue Dolphin Pipe Line Company dated February 1, 2002.

* *   14.1        Code of ethics applicable to the Chairman, Chief
                  Executive Officer and Senior Financial Officer.

* *   21.1        List of subsidiaries of the Company.

      No.         Description

* *   23.1        Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP.

* *   31.1        Ivar Siem Certification Pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to section 302 of the Sarbanes-Oxley
                  Act of 2002.

* *   31.2        G. Brian Lloyd Certification Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

* *   32.1        Ivar Siem Certification Pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
                  Act of 2002.

* *   32.2        G. Brian Lloyd Certification Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      99.1 Voting Agreement between certain stockholders of Blue Dolphin Energy Company and certain investors of Blue Dolphin Energy Company, dated September 8, 2004.

*  Management Compensation Plan.
** Filed herewith.

----------
(1) Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

(2) Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1989 under the Securities and Exchange Act of 1934, dated March 30, 1990 (Commission File No. 000-15905).

(3) Incorporated herein by reference to Exhibits filed in connection with the Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated May 18, 2000 (Commission File No. 000-15905).

(4) Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated April 16, 2003 (Commission File No. 000-15905).

(5) Incorporated herein by reference to Exhibits filed in connection with Form 10-KSB of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated July 23, 2002 (Commission File No. 000-15905).

(6) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated September 14, 2004 (Commission File No. 000-15905).

(7) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 6, 2004 (Commission File No. 000-15905).

(8) Incorporated herein by reference to Exhibits field in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securities and Exchange Act of 1934, dated August 20, 2004 (Commission File No. 000-15905)

(9) Incorporated herin by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated March 2, 2005.

      (b)   Reports on Form 8-K

            On December 6, 2004 we filed a current report on Form 8-K dated November 30, 2004 reporting the sale of Warrants. The Item in such current report was Item 3.02 (Unregistered Sales Of Equity Securities).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BLUE DOLPHIN ENERGY COMPANY
                                              (Registrant)

                                              By: /s/ Ivar Siem
                                                  -----------------------------
                                                  Ivar Siem
                                                  (principal executive officer)

                                              Date: March 25, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                                    TITLE                                  DATE
---------------------------       -----------------------------------------          --------------
/s/ Ivar Siem                     Chairman                                           March 25, 2005
---------------------------       (principal executive officer)
Ivar Siem

/s/ G. Brian Lloyd                Vice President, Treasurer                          March 25, 2005
---------------------------       (principal accounting and financial officer)
G. Brian Lloyd

/s/ Laurence N. Benz              Director                                           March 25, 2005
---------------------------
Laurence N. Benz

 /s/ Harris A. Kaffie             Director                                           March 25, 2005
---------------------------
Harris A. Kaffie

/s/ Michael S. Chadwick           Director                                           March 25, 2005
---------------------------
Michael S. Chadwick

/s/ James M. Trimble              Director                                           March 25, 2005
---------------------------
James M. Trimble

/s/ F. Gardner Parker             Director                                           March 25, 2005
---------------------------
F. Gardner Parker

                                 EXHIBIT INDEX

      No.                                                    Description
--------------                                               -----------
     3.1 (1)         Amended and Restated Certificate of Incorporation of the Company.

     3.2 (8)         Amended and Restated Bylaws of the Company.

     4.1 (2)         Specimen Certificate of our Company common stock.

     4.2 (6)         Form of Promissory Note issued pursuant to the Note and Warrant Purchase
                     Agreement dated September 8, 2004

     4.3 (6)         Form of Warrant issued pursuant to the Note and Warrant Purchase Agreement
                     Dated September 8, 2004

*   10.1 (3)         Blue Dolphin Energy Company 2000 Stock Incentive Plan.

*   10.2 (4)         Amendment to the Blue Dolphin Energy Company 2000 Stock Incentive Plan.

    10.3 (5)         Purchase and Sale Agreement by and between Blue Dolphin Pipeline Company and MCNIC.

    10.4 (6)         Sale of American Resources Offshore , Inc. Common Stock Agreement between Blue Dolphin
                     Exploration Co. and Ivar Siem, dated September 8, 2004

    10.5 (6)         Note and Warrant Purchase Agreement between Blue Dolphin Energy Company and
                     Certain Investors, dated September 8, 2004

    10.6 (6)         Consulting Agreement between Blue Dolphin Services Co. and F. Gardner Parker dated September 8,
                     2004

    10.7 (7)         Purchase and Sale Agreement by  and between Blue Dolphin Energy Company, WBI
                     Pipeline & Storage Group, Inc. and SemGas LP, dated October 29, 2004

    10.8 (9)         Amendment to the Asset Purchase Agreement by and among MCNIC Offshore Pipeline and Processing
                     Company and Blue Dolphin Pipe Line Company dated February 1, 2002.

* * 14.1             Code of ethics applicable to the Chairman, Chief Executive Officer and Senior Financial
                     Officer.

* * 21.1             List of subsidiaries of the Company.

    No.                                         Description
----------                                      -----------
* * 23.1             Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP.

* * 31.1             Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

* * 31.2             G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

* * 32.1             Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* * 32.2             G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

    99.1             Voting Agreement between certain stockholders of Blue Dolphin Energy Company and certain investors of Blue Dolphin Energy Company, dated September 8, 2004.

 *   Management Compensation Plan.

**   Filed herewith.

----------

(1) Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

(2) Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1989 under the Securities and Exchange Act of 1934, dated March 30, 1990 (Commission File No. 000-15905).

(3) Incorporated herein by reference to Exhibits filed in connection with the Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated May 18, 2000 (Commission File No. 000-15905).

(4) Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated April 16, 2003 (Commission File No. 000-15905).

(5) Incorporated herein by reference to Exhibits filed in connection with Form 10-KSB of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated July 23, 2002 (Commission File No. 000-15905).

(6) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated September 14, 2004 (Commission File No. 000-15905).

(7) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 6, 2004 (Commission File No. 000-15905).

(8) Incorporated herein by reference to Exhibits field in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securities and Exchange Act of 1934, dated August 20, 2004 (Commission File No. 000-15905)

(9) Incorporated herin by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated March 2, 2005.