Form 10QSB
period 2005-03-31
BLUE DOLPHIN ENERGY CO
filed 2005-05-13
CIK 793306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:            March 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from ............to ............


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

         State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 13, 2005, there were 8,988,546 shares of the registrants' common stock, par value $.01 per share, outstanding.

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

Our accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

                                 March 31, 2005

                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $  1,262,071
   Accounts receivable                                                            582,936
   Prepaid expenses and other assets                                              262,747
                                                                             ------------
                          TOTAL CURRENT ASSETS                                  2,107,754

Property and Equipment, at cost:
   Oil and Gas properties, including $103,366 of unproved
      leasehold cost (full-cost method)                                           443,009
   Pipelines                                                                    4,547,362
   Onshore separation and handling facilities                                   1,664,128
   Land                                                                           860,275
   Other property and equipment                                                   257,020
                                                                             ------------
                                                                                7,771,794
   Less:  Accumulated depletion, depreciation, amortization and impairment      2,604,761
                                                                             ------------
                                                                                5,167,033

Other Assets                                                                       11,359
                                                                             ------------

                          TOTAL ASSETS                                       $  7,286,146
                                                                             ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                          $    930,256
   Notes payable                                                                  300,000
   Current portion of long-term debt                                              130,000
   Accrued expenses and other liabilities                                          50,744
                                                                             ------------
                          TOTAL CURRENT LIABILITIES                             1,411,000


Long-term debt                                                                  1,040,000
Interest payable                                                                   21,403
Asset retirement obligations                                                    1,646,134

Common Stock, ($.01 par value, 25,000,000 shares authorized,
   7,736,199 shares issued and outstanding)                                        77,362
Additional Paid-in Capital                                                     27,120,436
Accumulated Deficit                                                           (24,030,189)
                                                                             ------------
                                                                                3,167,609

                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  7,286,146
                                                                             ============

 See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                              Three Months
                                                             Ended March 31,
                                                          2005            2004
                                                       -----------    -----------
Revenue from operations:
   Pipeline operations                                 $   321,615    $   204,039
   Oil and gas sales                                        37,415        154,892
                                                       -----------    -----------
                                                           359,030        358,931
                                                       -----------    -----------


Cost of operations:
   Pipeline operating expenses                             287,860        243,251
   Lease operating expenses                                 16,634         31,839
   Depletion, depreciation and amortizaton                  85,829        134,782
   General and administrative                              427,295        496,014
   Accretion expense                                        24,405         23,356
                                                       -----------    -----------
                                                           842,023        929,242
                                                       -----------    -----------

              LOSS FROM OPERATIONS                        (482,993)      (570,311)

Other Income (expense):
   Interest and other expense                              (39,447)       (11,702)
   Interest and other income                               325,448         85,709
   Equity in loss of affiliate                                --          (23,302)
                                                       -----------    -----------

              LOSS BEFORE INCOME TAXES                    (196,992)      (519,606)

Income taxes                                                  --             --
                                                       -----------    -----------

Net loss                                               $  (196,992)   $  (519,606)
                                                       ===========    ===========

Loss per common share
   - basic and diluted                                 $     (0.03)   $     (0.08)
                                                       ===========    ===========
Weighted average number of common shares outstanding
   - basic and diluted                                   7,669,083      6,663,990
                                                       ===========    ===========


 See accompanying notes to the condensed consolidated financial statements.


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                       Three Months
                                                                      Ended March 31,
                                                                   2005           2004
                                                                -----------    -----------
 OPERATING ACTIVITIES
  Net loss                                                     $  (196,992)   $  (519,606)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
             Depletion, depreciation and amortization                85,829        134,782
             Amortization of debt issue costs                        11,439           --
             Gain on sale of oil and gas property                  (140,409)          --
             Accretion of asset retirement obligations               24,405         23,356
             Equity in loss of affiliate                               --           23,302
             Common stock issued for services                          --           83,000
             Gain on debt restructuring                            (132,368)          --
             Changes in operating assets and liabilities:
                  Accounts receivable                              (266,572)      (124,838)
                  Prepaid expenses and other assets                 (80,518)         4,925
                  Trade accounts payable and accrued expenses       217,635       (578,445)
                                                                -----------    -----------
                       NET CASH USED IN
                       OPERATING ACTIVITIES                        (477,551)      (953,524)
                                                                -----------    -----------
INVESTING ACTIVITIES
     Property, equipment and other assets                            (3,284)        (5,767)
     Proceeds from sale of assets
                                                                    214,632           --
     Development costs - New Avoca                                     --          (16,500)
                                                                -----------    -----------
              NET CASH PROVIDED BY (USED IN)
                         INVESTING ACTIVITIES                       211,348        (22,267)
                                                                -----------    -----------

FINANCING ACTIVITIES
     Payments on Borrowings                                         (30,000)          --
     Financing costs                                                 (2,275)          --
                                                                -----------    -----------
              NET CASH USED IN FINANCING ACTIVITIES                 (32,275)          --
                                                                -----------    -----------
              DECREASE IN CASH AND CASH EQUIVALENTS                (298,478)      (975,791)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,560,549      2,702,892
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,262,071    $ 1,727,101
                                                                ===========    ===========

See accompanying notes to the condensed consolidated financial statements

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 2005


1. Liquidity

At March 31, 2005, our working capital was approximately $.6 million. Because of our recurring losses and negative cash flows from operations, our independent registered public accounting firm included a "going concern" explanatory paragraph in their report on our audited financial statements as of December 31, 2004 and for the two-year period ended December 31, 2004. There was substantial doubt about our ability to continue as a going concern. As of December 31, 2004, in order to satisfy our debt and working capital and capital expenditure requirements for the year ending December 31, 2005, we believed that we would need to raise approximately $500,000.

During April 2005, we arranged an extension of the maturity dates from September 8, 2005 to June 30, 2006 and deferred the payment of all interest on the $450,000 promissory notes until maturity. Even though we continue to incur losses from operations due to the poor performance of our assets, we currently believe that we have sufficient resources in order to satisfy our working capital and capital expenditure requirements for the twelve months ending March 31, 2006. However, we must achieve positive operating results or acquire assets with positive cash flows in order to satisfy our cash requirements thereafter.

The net cash provided by or used in operating, investing and financing activities is summarized below:

                                                   Three Months Ended March 31,
                                                      (amounts in thousands)
                                                   ----------------------------
                                                      2005               2004
                                                   ---------          ---------
Net cash provided by (used in):
          Operating activities                     $    (477)         $    (954)
          Investing activities                           211                (22)
          Financing activities                           (32)              --
                                                   ---------          ---------
Net decrease in cash                               $    (298)         $    (976)
                                                   =========          =========


2. Related Party Transactions

On September 8, 2004, we sold the common stock of our wholly owned subsidiary American Resources Offshore, Inc. ("ARO") to Ivar Siem on behalf of those stockholders who hold a number of shares of our common stock above a threshold determined by Mr. Siem, which included 30 of our largest shareholders on a proportionate basis. Messrs. Siem and Kaffie, Michael J. Jacobson, our President, and G. Brian Lloyd, our Vice President and Treasurer received stock representing approximately 12%, 14%, 3% and 3%, respectively, of ARO. ARO had no revenue and no assets, except for federal net operating loss carryforwards. The consideration paid to us consisted of $1,000 cash, the assumption of the


                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2005


transaction costs, including incremental costs associated with the reporting and disclosure of this transaction incurred by us in our filings with the SEC and any other required filings or announcements, and the assumption of any and all liabilities of ARO.

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

Employee stock options and stock warrants at March 31, 2005 and 2004 were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

                                                            Weighted-
                                                         Average Number
                                                        of Common Shares
                                                        Outstanding and       Per
                                            Net       Potential Dilutive     Share
                                           Loss         Common Shares        Amount
                                         ---------    ------------------   ---------
Three months ended March 31, 2005
      Basic and diluted loss per share   $(196,992)            7,669,083   $   (0.03)
                                         =========    ==================   =========


Three months ended March 31, 2004
      Basic and diluted loss per share   $(519,606)            6,663,990   $   (0.08)
                                         =========    ==================   =========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2005


5. Business Segment Information

Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the three months ended March 31, 2005 and 2004, and at March 31, 2005 are as follows:

                                                                   Depletion,
                                                   Operating    Depreciation and
                                    Revenues        Loss(*)       Amortization
                                  ------------    ------------    ------------

Three months ended March 31, 2005:
   Pipeline operations            $    321,615        (349,604)         81,873
   Oil and gas exploration and
      production                        37,415         (16,058)          1,372
   Other                                  --          (117,331)          2,584
                                  ------------    ------------    ------------
   Consolidated                        359,030        (482,993)         85,829
                                  ------------         286,001    ------------
   Other income, net                              ------------
   Loss before income taxes                           (196,992)


Three months ended March 31, 2004:
   Pipeline operations            $    204,039        (317,915)         81,798
   Oil and gas exploration and         154,892         (63,877)         49,791
      production
   Other                                  --          (188,519)          3,193
                                  ------------    ------------    ------------
   Consolidated                        358,931        (570,311)        134,782
                                  ------------          50,705    ------------
   Other income, net                              ------------
   Loss before income taxes                           (519,606)







                                                     March 31, 2005
                                                     --------------
        Identifiable assets:

            Pipeline operations                      $    5,637,412
            Oil and gas exploration and production          462,470
            Other                                         1,186,264
                                                     --------------

                Consolidated                         $    7,286,146
                                                     ==============


     (*) Consolidated loss from operations includes $114,746 and $185,326 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $2,584 and $3,193 for the three months ended March 31, 2005 and 2004, respectively.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2005


6. Stock Based Compensation

We account for stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in our net loss in the three months ended March 31, 2005 and 2004, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 12, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                   Three months ended
                                                        March 31,
                                                        ---------
                                                     2005        2004
                                                   --------    --------
                                        (in thousands, except per share amounts)




Net loss, as reported .........................    $   (197)   $   (520)
Add:  Total stock-based employee compensation
   expense included in reported net loss,
   net of related tax effects .................        --          --
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for awards, net of related tax effects         (66)       --
                                                   --------    --------
Pro forma net loss ............................    $   (263)   $   (520)
                                                   ========    ========

Net loss per share:

Basic and Diluted - as reported ...............    $  (0.03)   $  (0.08)
                                                   ========    ========
Basic and Diluted - pro forma .................    $  (0.03)   $  (0.08)
                                                   ========    ========



During the three months ended March 31, 2005, 156,250 stock options were exercised, with exercise prices ranging from $.43 per share to $1.55 per share. At March 31, 2005 there were 280,068 stock options outstanding with exercise prices ranging from $.35 per share to $6.00 per share. All of the stock options exercised were done so by using the quoted market value of the shares of common stock issued to pay for the option exercise price. As a result, 27,711 shares of common stock issued were surrendered to us for payment of the option exercise price.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - Continued
                                 MARCH 31, 2005


7.   Exercise of Warrants

As of January 1, 2005, there were 3,100,000 warrants outstanding that were issued pursuant to the Note and Warrant Purchase Agreement dated September 8, 2004. During the three months ended March 31, 2005, 791,666 warrants were exercised.

The exercise of the warrants was accomplished via net exercises, whereby holders surrendered their right to purchase a portion of the shares of common stock, resulting in 47,697 shares of common stock being surrendered to pay for the warrant exercise price and 743,969 shares issued to warrant holders.

Subsequent to March 31, 2005, an additional 1,416,671 warrants were exercised via net exercises, resulting in the issuance of 1,252,347 shares of common stock. As of the filing of this report, there were 891,663 warrants outstanding. The outstanding warrants are fully vested, exercisable at $.25 per warrant into one share of common stock, and expire between September 8, 2009 and November 30, 2009.

8.   Recent Accounting Developments

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

Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption "Risk Factors" in our annual report on Form 10-KSB for the year ended December 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


EXECUTIVE SUMMARY

We are engaged in two lines of business: (i) pipeline transportation services to producer/shippers, and (ii) oil and gas exploration and production. We conduct our operations through our subsidiaries and our assets are located offshore and onshore in the Texas Gulf coast area. In addition to satisfying our liquidity and capital needs, our focus in 2005 is to increase utilization of our pipelines, strategic acquisitions and cost management. Our long-term goal is to create greater value for our stockholders through the addition of assets. Although we continue to have interest in oil and gas properties and will consider acquiring interests in producing oil and gas properties, as a result of implementing cost savings measures in 2004 we are primarily focused on our pipeline business.

At the beginning of 2004 we faced a significant liquidity shortage. We estimated that we would need to raise approximately $1,500,000 to satisfy our liquidity and working capital requirements through 2004. To address our liquidity shortage in 2004 we:

     o Implemented cost savings measures in mid 2004 that included, among other things, reducing the number of employees and contract personnel, resulting in expected annual cost savings of approximately $360,000,
     o Extended the payment terms of $668,000 of indebtedness that was due in August and September 2004, to now be payable over a twelve month period from September 2004 through August 2005,
     o Raised capital through the issuance of $750,000 of promissory notes in September 2004,
     o Sold our interest in New Avoca Gas Storage, LLC for approximately $930,000 in October 2004, and
     o Negotiated an increase in gas transportation rates on the Blue Dolphin System effective October 2004, that provided additional revenues of approximately $210,000 and $150,000 in the fourth quarter 2004 and the first quarter 2005, respectively.

As a result of our ongoing liquidity problems, our auditors UHY Mann Frankfort Stein & Lipp CPAs, LLP added an explanatory paragraph in their opinion on our consolidated financial statements as of the year ended December 31, 2004, indicating that substantial doubt exists about our ability to continue as a going concern. At the beginning of 2005, we estimated that we would need to raise approximately $500,000 to satisfy our liquidity and working capital requirements through 2005.

Although we have not raised capital in 2005, we have been able to work with our creditors and restructure the terms of our indebtedness. As a result of these and other actions taken in 2004, we now believe that we have sufficient liquidity and working capital at March 31, 2005 to satisfy our requirements through March 31, 2006.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Liquidity And Capital Resources

While we have been able to implement cost savings measures and restructure the terms of some of our indebtedness we were not able to generate sufficient cash from operations to cover operating costs and general and administrative expenses. Furthermore, our financial condition has been significantly and negatively affected by the poor performance of our businesses and our significant indebtedness. For the three months ended March 31, 2005, we generated total revenues of approximately $360,000 while operating costs and general administrative expenses, totaled approximately $732,000.

In August 2004, we extended the remaining payments totaling $668,000 due in September and October 2004 to Tetra Applied Technologies, Inc. ("Tetra") for the abandonment/reefing of the Buccaneer Field. Under the revised terms, on September 1, 2004 we began paying Tetra the outstanding balance in twelve monthly installments of $55,667 plus interest on the outstanding balance at the rate of six percent per annum. As of March 31, 2005, the remaining balance due Tetra was approximately $280,000.

On September 8, 2004, we entered into a Note and Warrant Purchase Agreement ("Purchase Agreement") with certain accredited investors and certain of our directors for the purchase and sale of promissory notes in an aggregate principal amount of $750,000 (the "Promissory Notes") and 2,800,000 warrants ("Warrants") to purchase shares of our common stock at a purchase price of $0.003 per Warrant. The sale of the Promissory Notes and the first tranche of 1,250,000 initial Warrants closed on September 8, 2004, and the closing of the sale of the second tranche of 1,550,000 additional Warrants closed on November 30, 2004 after we received stockholder approval of the issuance of the additional Warrants at our November 11, 2004 special stockholders meeting. We received proceeds of $758,400 from the issuance of the Promissory Notes and the Warrants. The Promissory Notes mature on September 8, 2005, and accrue interest at a rate of 12.0% per annum, of which 4% is payable monthly and 8% is payable at maturity. However, in April 2005, the holders of $450,000 aggregate principal amount of Promissory Notes agreed to extend the maturity date of their Promissory Notes to June 30, 2006 and to defer the payment of all interest on their Promissory Notes until maturity. In exchange for extending the maturity of the Promissory Notes, we waived compliance with the lock-up provisions of the Purchase Agreement allowing them to sell shares of our common stock that they may receive upon exercise of their Warrants, and to accelerate the date we are required to file a registration statement registering the resale of their shares of common stock that they may acquire upon exercise of Warrants to May 15, 2005. As of March 31, 2005, we issued 743,969 shares of common stock as a result of the exercise of Warrants, and in April and May 2005, we issued an additional 1,252,347 shares of common stock as a result of the exercise of Warrants. The exercise of the Warrants was accomplished via net exercises, whereby holders surrendered their right to receive 212,021 shares of common stock. We filed a Form S-3 registration statement with the Securities and Exchange Commission on May 12, 2005 to register the shares of common stock that were issued pursuant to the exercise of warrants and shares that are issuable upon exercise of warrants.

In October 2004, we sold our 25% equity interest in New Avoca. Pursuant to the terms of a Purchase and Sale Agreement, we received approximately $930,000 for our interest in New Avoca, and may receive an additional payment of up to approximately $375,000, subject to the commencement of commercial operations at the New Avoca natural gas storage facility prior to October 29, 2011. The proceeds from the sale of our interest in New Avoca is being used for general corporate purposes.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - Continued


The following table summarizes certain of our contractual obligations and other commercial commitments at March 31, 2005 (amounts in thousands):

                                                     Payments Due by Period
                                    ---------------------------------------------------------
Contractual Obligations and Other                1 year                               After
Commercial Commitments                Total      or less    1-3 years   3-5 years    5 years
---------------------------------   ---------   ---------   ---------   ---------   ---------
Accounts Payable - Tetra            $     278         278        --          --          --
Notes Payable and Long-Term Debt        1,506         445       1,061
Operating Leases, net of sublease         215         120          91           4        --
Abandonment - Costs                     1,646        --           191        --         1,455
                                    ---------   ---------   ---------   ---------   ---------

Total Contractual Obligations
and Other Commercial Commitments    $   3,645         843       1,343           4       1,455
                                    =========   =========   =========   =========   =========


The following table summarizes our financial position for the periods indicated (amounts in thousands):

                                                March 31,           December 31,
                                                  2005                 2004
                                                  ----                 ----
                                            Amount       %      Amount       %
                                           --------   ------   --------   ------
Working Capital                            $    697       12   $    404        7
Property and equipment, net                   5,167       88      5,324       93
Other noncurrent assets                      -   11     --       -   11     --
                                           --------   ------   --------   ------

       Total                               $  5,875      100   $  5,739      100
                                           ========   ======   ========   ======

Long-term Liabilities                      $  2,707       46   $  2,374       41
Stockholders' equity                          3,168       54      3,365       59
                                           --------   ------   --------   ------

       Total                               $  5,875      100   $  5,739      100
                                           ========   ======   ========   ======


Our financial position did not significantly change from December 31, 2004 to March 31, 2005.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Natural gas transportation throughput on our Blue Dolphin System is currently 6 MMBtu per day representing 4% of system capacity. We have significant available capacity in our Blue Dolphin Pipeline System in a market area that we believe is experiencing an increased level of interest by oil and gas operators. Effective October 1, 2004, we renegotiated the gas transportation rates on the Blue Dolphin System due to operating losses incurred from operating the system. As a result, first quarter 2005 gas transportation revenues from the Blue Dolphin System totaled approximately $209,000. Without the increased rates, gas transportation revenues would have been approximately $60,000 for this same period. Future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipeline systems, and attraction and retention of producer/shippers to the systems. Two new successful wells have recently been drilled in lease blocks in the vicinity of the Blue Dolphin Pipeline. As a result of current and anticipated drilling activity around the Blue Dolphin System, we expect that utilization of the Blue Dolphin System will increase in late 2005.

On February 28, 2005 (effective as of January 1, 2005), we entered into an amendment to our purchase agreement with MCNIC Pipeline and Processing Group, Inc. ("MCNIC"). Under the terms of the original purchase agreement, we acquired MCNIC's one-third interests in both the Blue Dolphin System and the inactive Omega Pipeline. Pursuant to the terms of the amendment, the original promissory note was exchanged for a new promissory note, and all accrued interest on the original promissory note was forgiven, approximately $132,000. In addition to the new promissory note, MCNIC can receive additional payments of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest in the Blue Dolphin System through December 31, 2006. We made a principal payment on the new promissory note of $30,000 upon the execution of the amendment. Under the terms of the new promissory note, we will make monthly principal payments of $10,000 through its maturity date of December 31, 2006. The principal amount of the new promissory note may be increased by up to $500,000, if 50% or more of our 83% interest in the Blue Dolphin System is sold before December 31, 2006.

During the three months ended March 31, 2005, we incurred no capital expenditures for the development of our proved reserves. However, we do expect to make capital expenditures totaling $13,000 and $203,000 in the years ending December 31, 2005 and 2007, respectively. Capital expenditures in 2005 represent workover costs, net to our interest, for the producing well in the High Island Block A-7 field and in 2007, the abandonment costs of our High Island Block A-7 field, net to our interest.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


RESULTS OF OPERATIONS

We reported a net loss for the three months ended March 31, 2005 ("current period") of $196,992 compared to a net loss of $519,606 reported for the three months ended March 31, 2004 ("previous period").

Revenue from pipeline operations. Revenues from pipeline operations increased by $117,576 or 58% in the current period to $321,615. Revenues in the current period from the Blue Dolphin System totaled approximately $253,000 compared to approximately $134,000 in the previous period primarily as a result of an increase in our average gas transportation rates on the Blue Dolphin System effective as of October 2004. The increased rates will decrease as our net operating results from the Blue Dolphin System improve, but in any case, the rates will be no lower than the rates that were in effect prior to October 2004.

Revenue from oil and gas sales. Revenues from oil and gas sales decreased by $117,477 in the current period from those of the previous period primarily due to a significant production decline in the High Island Block A-7 field, which provided revenues from oil and gas sales of approximately $37,000 in the current period compared to approximately $118,000 in the previous period. We expect that production from the reservoir currently producing will cease in mid 2005. However there is an additional reservoir in which a recompletion in the existing well is possible. Oil and gas sales from this additional reservoir are not expected to significantly increase our total revenues in 2005. Previous period oil and gas sales include approximately $36,000 from our interest in the High Island Block 34 field, which was sold in June 2004.

Pipeline operating expenses. Pipeline operating expenses in the current period increased by $44,609 to $287,860 due to an increase in legal costs of approximately $94,000 and other expenses of approximately $20,000, offset in part by a decrease of approximately $70,000 in insurance costs due to a refund received for having no claims in the previous policy period and the elimination of property insurance coverage on our pipelines in mid 2004. The legal costs are associated with an action filed against us, the outcome of which we do not believe will have a material impact. However, as this litigation continues we will continue to incur significant legal expenses which could have a material adverse effect on our financial condition.

General and administrative. General and administrative expenses decreased by $68,719 to $427,295 in the current period. The decrease was due to lower personnel and other costs as a result of our cost reduction plans implemented in 2003 and 2004. The 2004 cost reductions included the termination of certain employees in mid 2004. The annual cost savings associated with measures taken is expected to be approximately $360,000. As a result, 2005 general and administrative expenses are expected to be lower. However, if our business activities expand, we will need to hire additional employees, and personnel and associated costs may increase.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Depletion, depreciation and amortization. Depletion, depreciation and amortization expense decreased by $48,953 in the current period to $85,829. In the previous period we recorded depletion of approximately $38,000 associated with our oil and gas properties, while we had none in the current period. The decrease in depletion was a result of there being no remaining unamortized oil and gas costs in the current period.

Interest and other expense. Interest and other expense increased $27,745 in the current period. Interest expense in the current period increased by approximately $16,000 due to the issuance of the Promissory Notes in September 2004. Other expense in the current period increased by approximately $11,000 due to the amortization of debt issuance costs.

Interest and other income. Interest and other income increased $239,739 in the current period. Other income in the current period includes a gain of the placement of our interests in the Galveston Block 287/297 leases of approximately $140,000, a gain on the elimination of accrued interest pursuant to the restructuring of the MCNIC promissory note of approximately $132,000 and the collection of accounts receivable that were previously written off of approximately $45,000. Other income in the previous period includes fees generated for consulting services we provided, associated with the evaluation of oil and gas properties of $50,000 and the collection of accounts receivable that were previously written off of $30,000.

Equity in loss of affiliate. In the previous period we recorded a loss from our equity interest in New Avoca of $23,302. Our interest in New Avoca was sold in October 2004.

Recent Accounting Developments

See Note 8 in Item 1.


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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

         A)       Exhibits

         3.1 (1)  Amended and Restated  Certificate of  Incorporation of the
                  Company.

         3.2 (2)  Amended and Restated Bylaws of the Company.

         31.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
         --------------------

                  (1) Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

                  (2) Incorporated herein by reference to Exhibits filed in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securites and Exchange Act of 1934, dated August 20, 2004 (Commission File No. 000-15905).

         B)       Reports on Form 8-K

                  On February 22, 2005 we filed a current report on Form 8-K dated February 16, 2005 reporting a delisting notice received from the Nasdaq Stock Market. The item in such current report was Item 3.01 (Notice of Delisting or Failure to Satisfy a Continued Listing Rate or Standard; Transfer of Listing).

                  On March 2, 2005 we filed a current report on Form 8-K dated February 28, 2005 reporting a debt restructuring. The items in such current report were Item 1.01 (Entry Into a Material Definitive Agreement) and Item 2.03 (Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant).

                  On March 25, 2005 we filed a current report on Form 8-K dated March 24, 2005 reporting our fourth quarter and year end 2004 earnings. The item in such current report was Item 2.02 (Results of Operations and Financial Condition).

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By:  BLUE DOLPHIN ENERGY COMPANY


Date:  May 13, 2005                  /s/ Ivar Siem
                                    --------------------------------------------
                                    Ivar Siem
                                    Chairman and Chief Executive Officer


                                     /s/ G. Brian Lloyd
                                    --------------------------------------------
                                    G. Brian Lloyd
                                    Vice President, Treasurer
                                    (Principal Accounting and Financial Officer)