Form 10KSB/A
period 2004-12-31
BLUE DOLPHIN ENERGY CO
filed 2005-07-06
CIK 793306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

[X]             Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                                       or

[ ]           Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the transition period from _________ to_______

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

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

            The issuer's revenues for the year ended December 31, 2004 were $1,435,646.

            The aggregate market value of the common stock, par value $.01 per share, held by non-affiliates of the registrant as of June 27, 2005, was approximately $18,500,000.

            As of June 27, 2005, there were outstanding 9,045,569 shares of common stock, par value $.01 per share, of the issuer.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Certain sections of the registrant's definitive proxy statement for the 2005 Annual Meeting of Stockholders of the registrant (sections entitled "Ownership of Securities of the Company," "Election of Directors," "Executive Compensation" and "Transactions With Related Persons"), which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, under the Securities and Exchange Act of 1934 within 120 days of the registrant's fiscal year ended December 31, 2004, are incorporated by reference in Part III of this report.

            Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                             PART I

Item 1.   Description of Business.....................................................             1

Item 2.   Description of Property.....................................................            18

Item 3.   Legal Proceedings...........................................................            18

Item 4.   Submission of Matters to a Vote of Security Holders.........................            18

                                              PART II

Item 5.   Market for common stock and Related Stockholder Matters.....................            19

Item 6.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations............................................................            20

Item 7.   Financial Statements.............................. .........................            28

Item 8.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures....................................................            53

Item 8A.  Controls and Procedures.....................................................            53

                                             PART III

Item 9.   Directors and Executive Officers of the Registrant .........................            53

Item 10.  Executive Compensation......................................................            54

Item 11.  Security Ownership of Certain Beneficial Owners and Management..............            54

Item 12.  Certain Relationships and Related Transactions..............................            54

Item 13.  Exhibits, Lists and Reports on Form 8-K.....................................            54

Item 14.  Principal Accountant Fees and Services......................................            56

Signatures............................................................................            57

                                EXPLANATORY NOTE

            This Amendment No.1 to our Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 25, 2005 is being filed solely in response to comments received from the staff of the SEC. This filing revises disclosure in Items 1, 7 and 8A of the Form 10-KSB. None of these revisions change our previously reported results, loss from operations, net loss, loss per share or cash flows for the periods included, nor result in a restatement to our financial position or results of operations. Except for such revisions, this amendment does not update any other disclosures contained in the Form 10-KSB filed on March 25, 2005 to reflect developments since the date of such filing.

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

            Certain terms that are commonly used in the oil and gas industry, including terms that define our rights and obligations with respect to our properties, are defined in the "Glossary of Certain Oil and Gas Terms" on pages 16 to 18 of this Form 10-KSB.

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

                                 PROVED RESERVES
                         AS OF DECEMBER 31, 2004 (1)(2)

                                                            Present Value of
                                                            Future Net Cash
                                   Net Oil      Net Gas      Outflows After
                                   Reserves     Reserves    Income Taxes (1)
                                   (Mbbls)       (Mmcf)      (in thousands)
                                   --------     --------    ----------------
Total Proved Reserves
High Island Block A-7                 .4          35.3           $ (12)

Total Proved Developed
High Island Block A-7                 .4          35.3           $ (12)

-----------------------

(1) The estimated present value of future net cash outflows after income taxes from our Proved Reserves have been determined by using prices of $43.22 per barrel of oil and $7.22 per Mcf of gas, representing the December 31, 2004 prices for oil and gas and discounted at a 10% annual rate in accordance with requirements for reporting oil and gas reserves pursuant to regulations promulgated by the United States Securities and Exchange Commission (the "SEC Method"). At December 31, 2004, the value of our reserves is negative as a result of asset retirement obligations exceeding future revenues.

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

                                       Estimated Undiscounted Capital
                                                Expenditures
                                         To Develop Proved Reserves
                                            For the years ending
                                                December 31,
                                               (in thousands)
                                -------------------------------------------
                                2005    2006      2007      2008       2009
                                ----    ----      ----      ----       ----
High Island Block A-7           $ 13       -      $203         -          -

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

                       NET PRODUCTION, PRICE AND COST DATA

                                                                    Year Ended December 31,
                                                          --------------------------------------------
                                                             2004            2003             2002
                                                          ----------     ------------     ------------
Gas:
       Production (Mcf)                                       66,491          274,268          418,895
       Revenue                                            $  367,611     $  1,513,182     $  1,221,168
       Average Production (Mcf) per day (*)                   182.20           751.40         1,147.70
       Average Sales Price
       Per Mcf                                            $     5.53     $       5.52     $       2.92
Oil:
       Production (Bbls)                                         810            2,271           28,230
       Revenue                                            $   28,089     $     68,872     $    560,790
       Average Production (Bbls) per day (*)                    2.20             6.20            77.30
       Average Sales Price
       Per Bbl                                            $    34.68     $      30.33     $      19.87
Production Costs (**):
       Per Mcfe:                                          $     1.88     $       0.65     $       0.88

---------------------

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

                                           Votes     Votes    Votes                  Broker
                                            For     Against  Withheld  Abstentions  Non-Votes
1) Election of Directors

   Ivar Siem                             4,586,747  17,914    23,178        -       1,389,523
   Laurence N. Benz                      4,603,472   1,189    23,178        -       1,389,523
   Michael S. Chadwick                   4,603,472   1,189    23,178        -       1,389,523
   Harris A. Kaffie                      4,603,400   1,261    23,178        -       1,389,523
   F. Gardner Parker                     4,603,472   1,189    23,178        -       1,389,523
   James M. Trimble                      4,602,272   2,389    23,178        -       1,389,523

2) To issue warrants to
   purchase up to 1,550,000
   shares of common stock
   pursuant to that certain
   Note and Warrant
   Purchase Agreement:                   3,666,698  52,670    3,444         -       1,389,523

                                           Votes     Votes    Votes                  Broker
                                            For     Against  Withheld  Abstentions  Non-Votes
                                         ---------  -------  --------  -----------  ---------
3)   To amend and restate the
     certificate of
     Incorporation to increase
     the number of authorized
     shares of common stock to
     25,000,000 shares:                  4,564,929   59,137    3,773       -        1,389,523

4)   To amend and restate the
     certificate of
     incorporation to (a)
     incorporate the other
     amendments to the
     Certificate that have been,
     or will be, approved by the
     stockholders and (b) to
     eliminate the authorized
     Series A preferred stock:           3,666,652   53,945    2,215       -        1,389,523

5)   To issue warrants to
     purchase up to 100,000
     shares of common stock
     to Laurence N. Benz,
     Michael S. Chadwick and
     F. Gardner Parker:                  3,666,404   55,167    1,241       -        1,389,523

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

                                                 High      Low
                                                ------    ------
Quarter Ended March 31, 2003.................   $ 0.63    $ 0.41
Quarter Ended June 30, 2003..................   $ 1.85    $ 0.38
Quarter Ended September 30, 2003.............   $ 4.00    $ 0.75
Quarter Ended December 31, 2003..............   $ 3.20    $ 1.65
Quarter Ended March 31, 2004.................   $ 2.60    $ 1.26
Quarter Ended June 30, 2004..................   $ 1.37    $ 1.00
Quarter Ended September 30, 2004.............   $ 1.66    $ 0.90
Quarter Ended December 31, 2004..............   $ 1.98    $ 0.97

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

      The following table summarizes our contractual obligations and other commercial commitments at December 31, 2004 (amounts in thousands):

                                                     Payments Due by Period
                                    ----------------------------------------------------------
         Contractual                                 1 year                             After
         Obligations                     Total       or less   1-3 years   3-5 years   5 years
---------------------------------   -------------   --------   ---------   ---------   -------
Accounts Payable - Tetra            $         445        445           -           -         -
Notes Payable and Long-Term Debt            1,651        900         751           -         -
Operating Leases, net of sublease             237        120         117           -         -
                                    -------------      -----   ---------   ---------   -------

Total Contractual Obligations       $       2,333      1,465         868           -         -
                                    =============      =====   =========   =========   =======

                                              Amount of Commitment Expiration Per Period
                                    ----------------------------------------------------------
        Other Commercial                             1 year                             After
          Commitments                   Total        or less   1-3 years   3-5 years   5 years
---------------------------------   -------------   --------   ---------   ---------   -------
Abandonment - Costs                 $       1,622          -         188           -     1,434
                                    -------------   --------   ---------   ---------   -------
Total Commercial Obligations        $       1,622          -         188           -     1,434
                                    =============   ========   =========   =========   =======

The following table summarizes our financial position for the periods indicated:

                                                    December 31,
                                                (amounts in thousands)
                                         2004                            2003
                                         ----                            ----
                                 Amount            %             Amount            %
                                 ------            -             ------            -
Working Capital              $         404               7   $         680              9
Property and equipment, net          5,324              93           5,775             79
Other noncurrent assets                 11               0             848             12
                             -------------  --------------   -------------   ------------

                Total        $       5,739             100   $       7,303            100
                             =============  ==============   =============   ============

Long-term Liabilities        $       2,374              41   $       2,302             32
Stockholders' equity                 3,365              59           5,001             68
                             -------------  --------------   -------------   ------------

                Total        $       5,739             100   $       7,303            100
                             =============  ==============   =============   ============

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

      The net cash provided by or used in operating, investing and financing activities is summarized below:

                                     Years Ended December 31
                                     -----------------------
                                      (amounts in thousands)
                                       2004             2003
                                       ----             ----
Net cash provided by (used in):
            Operating activities  $       (2,603)   $      (1,365)
            Investing activities             875             (338)
            Financing activities             586                -
                                  --------------    -------------
Net decrease in cash              $       (1,142)   $      (1,703)
                                  ==============    =============

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

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we initiate a review for impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. Currently, our pipeline assets are significantly under utilized and such underutilization is an indicator of possible impairment at December 31, 2004. Accordingly, we developed future cash flows as of December 31, 2004 expected to be generated from our pipeline assets based on certain assumptions. The most significant assumption made in connection with the preparation of expected future cash flows is the assumption that pipeline throughput volumes will increase over the next few years due to increasing current leasing and drilling activities, and prospective drilling activity surrounding our pipelines. Based on the results of the impairment test, which indicates expected future undiscounted cash flows are in excess of the pipeline assets net carrying value, no impairment has been recorded as of December 31, 2004.

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

ITEM 7. FINANCIAL STATEMENTS

        Index to Financial Statements:

                                                                                   Page
                                                                                   ----
Report of Independent Registered Public Accounting Firm.........................    29

Consolidated Balance Sheet, at December 31, 2004................................    30

Consolidated Statements of Operations, for the years
       ended December 31, 2004 and 2003.........................................    32

Consolidated Statements of Stockholders' Equity, for the
       years ended December 31, 2004 and 2003...................................    33

Consolidated Statements of Cash Flows, for the years
       ended December 31, 2004 and 2003.........................................    34

Notes to Consolidated Financial Statements......................................    36

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

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP
Houston, Texas
July 5, 2005

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               December 31, 2004

                                     Assets

Current assets:
               Cash and cash equivalents                            $        1,560,549
               Accounts receivable                                             314,759
               Related party receivable                                          1,605
               Prepaid expenses and other assets                               191,394
                                                                    ------------------

                                         Total current assets                2,068,307

Property and equipment, at cost:
               Oil and gas properties, including $177,589
                     of unproved leasehold cost (full-cost method)             517,210
               Pipelines                                                     4,547,362
               Onshore separation and handling facilities                    1,664,128
               Land                                                            860,275
               Other property and equipment                                    253,758
                                                                    ------------------

                                                                             7,842,733

               Less accumulated depletion, depreciation,
                            amortization, and impairment                     2,518,932
                                                                    ------------------

                                                                             5,323,801

Other assets                                                                    11,359
                                                                    ------------------

                                                                    $        7,403,467
                                                                    ==================

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2004 and 2003

                                           Common                     Additional                           Total
                                           stock         Common         paid-in        Accumulated     stockholders'
                                           shares        stock          capital         deficit           equity
                                         ----------   ------------   -------------   --------------    -------------
Balance at December 31, 2002              6,606,578   $     66,066      26,239,098      (20,539,805)       5,765,359

      Common stock issued for services       51,267            512          28,210                -           28,722

      Net loss                                                                             (793,058)        (793,058)
                                         ----------   ------------   -------------   --------------    -------------

Balance at December 31, 2003              6,657,845   $     66,578      26,267,308      (21,332,863)       5,001,023

      Exercise of stock options              93,688            937          19,063                            20,000

      Common stock issued for services      112,156          1,122         140,878                -          142,000

      Issuance of Warrants                                                 701,913                           701,913

      Net loss                                                                           (2,500,334)      (2,500,334)
                                         ----------   ------------   -------------   --------------    -------------
Balance at December 31, 2004              6,863,689   $     68,637      27,129,162      (23,833,197)       3,364,602
                                         ==========   ============   =============   ==============    =============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2004 and 2003

                                                                               2004             2003
                                                                           ------------     ------------
Operating activities:
       Net loss                                                            $ (2,500,334)    $   (793,058)
       Adjustments to reconcile net loss to net cash
            used in operating activities:
               Depletion, depreciation and amortization                         432,766          488,052
               Amortization of debt issuance costs                              122,418                -
               Gain on sale of assets                                          (397,149)               -
               Impairment of assets                                                   -           88,819
               Change in Abandonment costs                                            -         (500,589)
               Accretion of asset retirement obligations                         96,542           80,428
               Change in accounting principle                                         -           40,455
               Equity in losses of affiliate                                     96,116           90,764
               Compensation from issuance of warrants                           693,513                -
               Common stock issued for services                                 142,000           28,722
               Changes in operating assets and liabilities:
                    Accounts Receivable                                         172,721           26,207
                    Prepaid expenses and other assets                            51,404          137,289
                    Deferred federal income tax                                 244,444                -
                    Abandonment costs incurred                                        -       (3,288,413)
                    Trade accounts payable and accrued expenses              (1,757,275)       2,236,867
                                                                           ------------     ------------
                               Net cash used in
                               operating activities                          (2,602,834)      (1,364,457)
                                                                           ------------     ------------

Investing activities:
       Exploration and development costs                                        (26,590)        (190,237)
       Purchases of property and equipment                                      (11,141)         (54,256)
       Proceeds from sale of assets                                           1,000,127                -
       Development costs - New Avoca                                            (87,667)         (93,834)
                                                                           ------------     ------------
                               Net cash provided by (used in)
                                   investing activities                         874,729         (338,327)
                                                                           ------------     ------------

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                     Years ended December 31, 2004 and 2003

                                                                               2004             2003
                                                                           ------------     ------------
Financing activities:
       Proceeds from Borrowings                                                 750,000                -
       Financing costs incurred                                                (192,638)               -
       Proceeds received from issuance of warrants
            and exercise of stock options                                        28,400                -
                                                                           ------------     ------------

                          Net cash provided by
                          financing activities                                  585,762                -
                                                                           ------------     ------------

                          Decrease in cash and cash equivalents              (1,142,343)      (1,702,784)

Cash and cash equivalents at beginning of year                                2,702,892        4,405,676
                                                                           ------------     ------------

Cash and cash equivalents at end of year                                   $  1,560,549     $  2,702,892
                                                                           ============     ============

Supplementary cash flow information:
       Interest paid                                                       $     15,807   $            -
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

The following table reflects the periods when costs were incurred for unproved leasehold costs:

                                                               December 31,
                                                      -------------------------------
                                         Total             2004             2003          Prior Years
                                     -------------    --------------   --------------   ---------------
Property acquisition costs, net*     $     138,453            16,892           20,464           101,097
Exploration costs, net*                     39,136                 -                -            39,136
                                     -------------    --------------   --------------   ---------------

                                     $     177,589            16,892           20,464           140,233
                                     =============    ==============   ==============   ===============

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                                                               Year ended
                                                                              December 31,
                                                                      --------------------------
                                                                         2004            2003
                                                                      ----------     -----------
                                                                             (in thousands)
Beginning asset retirement obligations........................        $    1,552     $     3,800
Cumulative effect adjustment..................................                 -             401
Liabilities incurred during period............................                 -           1,060
Liabilities settled during period.............................               (14)         (3,288)
Gain from adjustment to estimated obligations.................                (9)           (501)
Accretion expense.............................................                97              80
Revisions in estimated cash flows.............................                (4)              -
                                                                      ----------     -----------

Ending asset retirement obligations ..........................        $    1,622     $     1,552
                                                                      ==========     ===========

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

Had compensation cost for our stock option plans been determined based on the fair market value at the grant dates for awards made, our net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                                                        Year ended December 31,
                                                                    ----------------------------
                                                                        2004            2003
                                                                    ------------     -----------
Net loss as reported                                                  (2,500,334)    $  (793,058)

Add: total stock-based employee compensation expense
included in net income, net of related tax effects                       693,513               -

Deduct: total stock based employee compensation expense
determined under fair value based method for all awards,
net of tax related effects                                              (866,193)        (30,347)
                                                                    ------------     -----------
Pro Forma net loss                                                    (2,673,014)    $  (823,405)
                                                                    ============     ===========

Basic and diluted loss per share:
  As reported                                                       $      (0.37)    $     (0.12)
  Pro Forma                                                         $      (0.40)    $     (0.12)

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

RECOGNITION OF PIPELINE TRANSPORTATION REVENUE

Revenues from our pipelines are derived from fee-based contracts and are typically based on transportation fees per unit of volume transported multiplied by the volume delivered. Revenues are recognized when volumes have been physically delivered for the customer through the pipeline.

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

The following table provides a reconciliation between basic and diluted earnings per share:

                                                                 Weighted-
                                                               Average Number
                                                              of Common Shares
                                                                Outstanding
                                                               and Potential          Per
                                                                  Dilutive           Share
                                               Net Loss        Common Shares         Amount
                                            -------------     ----------------     ----------
Year ended December 31, 2004
  Basic and diluted loss per share          $  (2,500,334)       6,734,395         $    (0.37)

Year ended December 31, 2003
  Basic and diluted loss per share          $    (793,058)       6,640,285         $    (0.12)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2003, an issue was brought before the FASB regarding whether or not contract-based oil and gas mineral rights held by lease or contract ("mineral rights") should be recorded or disclosed as intangible assets. The issue presents a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations," and, therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statements, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas companies. In September 2004, the FASB posted FASB staff position ("FSP") SFAS 142-2, "Application of SFAS 142 to Oil and Gas Producing Entities." The FSP clarifies that the exception in paragraph 8(b) of SFAS No. 142, "Goodwill and Other Intangible Assets," includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. Accordingly, the FASB staff believes that the scope exception extends to the disclosure provisions of SFAS No. 142 for drilling and mineral rights of oil and gas producing entities. SFAS 142-2 is effective for the first reporting period after September 2, 2004. The FSP had no impact on our financial position, results of operations or cash flows.

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

      The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 are presented below:

Deferred tax assets:
      Net operating loss and capital loss carryforwards                         $   5,959,916
      Deferred tax liabilities:                                                             -
      Basis differences in property and equipment                                     (77,912)
                                                                                -------------

      Net deferred tax asset                                                        5,882,004
      Less: valuation allowance                                                    (5,882,004)
                                                                                -------------

      Deferred tax asset                                                        $           -
                                                                                =============

      In assessing the realisability of deferred tax assets, we apply SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, our valuation allowance at December 31, 2004 reduced the net deferred tax assets to $ 0.

      Our effective tax rate applicable to continuing operations in 2004 and 2003 is as follows:

                                                                        2004        2003
                                                                        ----        ----
Expected tax rate                                                       (34%)       (34%)
State taxes, net of federal benefit                                       -           -
Expenses not deductible for tax purposes                                  -           -
Increase in valuation allowance recognized in earnings                   34%         34%
Other                                                                     -           -
                                                                        ---         ---
                                                                          0%          0%
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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

            Long-term debt at December 31, 2004 is as follows:

Note payable, interest at
     6% per annum payable out of 90%
     of the net revenues from the 1/3 interest
     acquired in the Blue Dolphin Pipeline
     System, secured by the 1/3 interest
     acquired, all  remaining principal due
     December 31, 2006.                             $   750,000

Less current maturities                                 130,000
                                                    -----------

                                                    $   620,000
                                                    ===========

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      At December 31, 2004 we had reserved a total of 346,942 shares of common stock for issuance under the above mentioned stock option plans. A summary of the status of our fixed stock options granted to key employees, officers and directors, for the purchase of shares of common stock, are as follows:

                                                                                  DECEMBER 31,
                                                   --------------------------------------------------------------------
                                                                 2004                                 2003
                                                   -------------------------------        -----------------------------
                                                                       WEIGHTED                             WEIGHTED
                                                                       AVERAGE                              AVERAGE
                                                     SHARES         EXERCISE PRICE          SHARES       EXERCISE PRICE
                                                   ----------       --------------        ----------     --------------
Options outstanding at the beginning
    of the period                                     501,919           $ 1.06               416,321          $1.37

Options granted at an exercise price
    of $.43 per share                                       -                -               186,000          $0.43

Options exercised                                    (117,142)          $ 0.39                     -              -

Options expired or cancelled                          (37,835)          $ 2.99              (100,402)         $1.20
                                                   ----------                             ----------

Options outstanding at the end of the period          346,942                                501,919

Weighted average exercise price of
    options outstanding                            $     1.09                             $     1.06

Weighted average fair value of options
    granted during the period                               -                             $     0.16

Weighted average remaining contractual
    life of options outstanding                     7.6 years                              8.4 years

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      The following table summarizes information about fixed stock options outstanding at December 31, 2004:

                                                  OPTIONS OUTSTANDING AND EXERCISABLE
                              --------------------------------------------------------------------------
                                                           WEIGHTED
                                                           AVERAGE
                                                          REMAINING                          WEIGHTED
                                NUMBER                 CONTRACTUAL LIFE                       AVERAGE
EXERCISE PRICES               OUTSTANDING                  IN YEARS                       EXERCISE PRICE
---------------               -----------              ----------------                   --------------
$.35 to $.43                    240,284                      8.0                              $0.39
$1.55 to $1.90                   81,858                      7.2                              $1.64
$6.00                            24,800                      5.4                              $6.00
                                -------
                                346,942
                                =======

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

      The following is a schedule of future minimum lease payments required under noncancelable operating leases at December 31, 2004:

                        Future                                  Future
                       minimum               Future            minimum
Year ending             lease               sublease            lease
December 31,           payments             payments        payments, net
------------          ---------            ----------       -------------
   2005                 198,153               78,552            119,601
   2006                 195,617               78,552            117,065
                      ---------            ---------          ---------
                      $ 393,770            $ 157,104          $ 236,666
                      =========            =========          =========

      Rental expense on operating leases, net of sublease income, for the years indicated are as follows:

      Year ended
     December 31,
     ------------
2004          $ 64,632
2003          $ 89,319

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

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

(12)  BUSINESS SEGMENT INFORMATION

      Our income producing operations are conducted in two principal business segments: (i) oil and gas exploration and production and (ii) pipeline operations, which includes mid-stream projects. The intercompany revenues and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 2004 and 2003 is as follows:

                                                                                                       Depletion,
                                                               Operating                             Depreciation,
                                                                income          Identifiable        Amortization and
                                            Revenues          (loss) (1)         assets (3)          Impairment (2)
                                          ------------       -------------      ------------        ----------------
Year ended December 31, 2004
      Oil and gas exploration and
           production                     $    395,700          (182,770)           295,916              94,025
      Pipeline operations                    1,014,137        (1,331,046)         5,743,418             327,418
      Other                                     25,809        (1,180,425)         1,364,133              11,323
                                          ------------        ----------          ---------             -------
      Consolidated                           1,435,646        (2,694,241)         7,403,467             432,766
      Other income                                               193,907
                                                              ----------
      Loss before income taxes                                (2,500,334)

Year ended December 31, 2003:
      Oil and gas exploration and
           production                     $  1,582,054           419,674            687,984             234,991
      Pipeline operations                      934,760        (1,100,096)         5,905,021             324,174
      Other                                                     (531,141)         3,378,889              17,706
                                          ------------        ----------          ---------             -------
      Consolidated                           2,516,814        (1,211,563)         9,971,894             576,871
      Other income                                               458,960
                                                              ----------
      Loss before income taxes                                  (752,603)

------------------
      1. Consolidated loss from operations includes $1,194,911 and $513,435 in unallocated general and administrative expenses, and unallocated depletion, depreciation, amortization and impairment of $11,323 and $17,706 for the years ended December 31, 2004 and 2003, respectively. All unallocated amounts are included in "Other".

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

                                                    Oil and gas        Pipeline
                                                       sales          operations        Total
                                                   ---------------   -------------   ------------
Year ended December 31, 2004:
     Spinnaker Exploration Company                   $  331,858                -      $   331,858
     Houston Exploration                                      -        $ 239,444      $   239,444
     Apache Corporation                                       -        $ 229,265      $   229,265
     Kerr McGee Oil & Gas                                     -        $ 152,487      $   152,487

Year ended December 31, 2003:
     Spinnaker Exploration Company                   $1,446,622                -      $ 1,446,622

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

                                                 Oil         Gas
    Quantity of Oil and Gas Reserves           (Bbls)        (Mcf)
------------------------------------------    --------     --------
Total proved reserves at December 31, 2002       1,447      280,000

Reserve additions                                   70       11,702

Revisions to previous estimate                   1,045       24,216

Production                                      (2,271)    (274,268)
                                              --------     --------

Total proved reserves at December 31, 2003         291       41,650

Revisions to previous estimate                     884       60,984

Production                                        (810)     (66,491)

Reserves sold                                        -         (879)
                                              --------     --------

Total Proved Reserves at December 31, 2004         365       35,264

Proved developed reserves:

December 31, 2004                                  365       35,264

December 31, 2003                                  291       41,650

              CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES

      The following table sets forth the aggregate amounts of capitalized costs relating to our oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation, amortization and impairment as of December 31, 2004:

Unproved properties and prospect generation
    costs not being amortized                     $ 177,589

Proved properties being amortized                   339,621

Less accumulated depletion, depreciation,
    amortization and impairment                    (331,752)
                                                  ---------
           Net capitalized costs                  $ 185,458
                                                  =========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

      COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

      The following table reflects the costs incurred in oil and gas property acquisition, disposition, exploration and development activities during the periods indicated:

                           Year Ended
                          December 31,
                     ---------------------
                       2004        2003
                     --------    ---------
Exploration costs    $ 26,197    $ 83,423
Development costs         394     107,087
                     --------    --------
                     $ 26,591    $190,510
                     ========    ========

      We did not acquire any oil and gas properties in 2004.

      STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

      The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to our interest in proved oil and gas reserves as of:

                                                        December 31,
                                                  -----------------------
                                                     2004         2003
                                                  ---------     ---------
Future cash inflows                               $ 270,000     $ 227,000
Future development costs                           (216,000)     (222,000)
Future production costs                            (108,000)      (63,000)
Future income taxes                                  18,360        19,720
10% discount factor                                  23,760        13,200
                                                  ---------     ---------

     Standardized measure of discounted
            future net cash inflows (outflows)    $ (11,880)    $ (25,080)
                                                  =========     =========

      Future net cash flows at each year end, as reported in the above schedule, were determined by summing the estimated annual net cash flows computed by: (1) multiplying estimated quantities of proved reserves to be produced during each year by year-end prices and (2) deducting estimated expenditures to be incurred during each year to develop and produce the proved reserves (based on current costs).

      Income taxes were computed by applying year-end statutory rates to pretax net cash flows, reduced by the tax basis of the properties and available net operating loss carryforwards. The annual future net cash flows were discounted, using a prescribed 10% rate, and summed to determine the standardized measure of discounted future net cash flow.

      We caution readers that the standardized measure information which places a value on proved reserves is not indicative of either fair market value or present value of future cash flows. Other logical assumptions could have been used for this computation which would likely have resulted in significantly different amounts. Such information is disclosed solely in accordance with Statement 69 and the requirements promulgated by the SEC to provide readers with a common base for use in preparing their own estimates of future cash flows and for comparing reserves among companies. We do not rely on these computations

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES when making investment and operating decisions. Principal changes in the Standardized Measure of Discounted Future Net Cash Flows attributable to our proved oil and gas reserves for the periods indicated are as follows:

                                                            December 31
                                                    ---------------------------
                                                        2004            2003
                                                    -----------     -----------
Sales and transfers, net of production costs        $  (261,387)    $(1,395,398)
Acquisition of reserves                                       -               -
Net change in estimated future development costs          1,869           8,598
Sales of minerals in place                               (4,119)              -
Revisions in previous quantity estimates                190,537         159,067
Net changes in sales and transfer prices,                     -               -
        net of production costs                           4,648         256,823
Accretion of discount                                    (3,800)         74,757
Net change in income taxes                               (6,800)        267,092
Change in production rates (timing) and other            92,252         110,587
                                                    -----------     -----------

        Net change                                  $    13,200     $  (518,474)
                                                    ===========     ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 9 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of stockholders, which proxy statement was filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 10. EXECUTIVE COMPENSATION

      The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of stockholders, which proxy statement was filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of stockholders, which proxy statement was filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of stockholders, which proxy statement was filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      (a) 1. Exhibits

      No.                                   Description
--------------          --------------------------------------------------------
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

  10.3 (5)              Purchase and Sale Agreement by and between Blue Dolphin
                        Pipeline Company and MCNIC.

  10.4 (6)              Sale of American Resources Offshore , Inc. Common Stock
                        Agreement between Blue Dolphin Exploration Co. and Ivar
                        Siem, dated September 8, 2004

  10.5 (6)              Note and Warrant Purchase Agreement between Blue Dolphin
                        Energy Company and Certain Investors, dated September 8,
                        2004

  10.6 (6)              Consulting Agreement between Blue Dolphin Services Co.
                        and F. Gardner Parker dated September 8, 2004

      No.                                   Description
--------------          --------------------------------------------------------
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

*** 14.1                Code of ethics applicable to the Chairman, Chief
                        Executive Officer and Senior Financial Officer.

*** 21.1                List of subsidiaries of the Company.

**  23.1                Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP.

**  24.1                Power of Attorney (included on signature page).

**  31.1                Ivar Siem Certification Pursuant to 18 U.S.C. Section
                        1350, as adopted pursuant to section 302 of the
                        Sarbanes-Oxley Act of 2002.

**  31.2                G. Brian Lloyd Certification Pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to section 302 of the
                        Sarbanes-Oxley Act of 2002.

**  32.1                Ivar Siem Certification Pursuant to 18 U.S.C. Section
                        1350, as adopted pursuant to section 906 of the
                        Sarbanes-Oxley Act of 2002.

**  32.2                G. Brian Lloyd Certification Pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to section 906 of the
                        Sarbanes-Oxley Act of 2002.

    99.1(6)             Voting Agreement between certain stockholders of Blue
                        Dolphin Energy Company and certain investors of Blue
                        Dolphin Energy Company, dated September 8, 2004.

*  Management Compensation Plan.

**  Filed herewith.

*** Previously Filed

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of stockholders, which proxy statement was filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BLUE DOLPHIN ENERGY COMPANY
                                    (Registrant)

                                    By: /s/ Ivar Siem
                                        -----------------------------------
                                        Ivar Siem
                                        (principal executive officer)

                                    Date:  July 5, 2005


                        POWER OF ATTORNEY AND SIGNATURES

Know all men by these presents, that each person whose signature appears below, constitutes and appoints Michael J. Jacobson and G. Brian Lloyd and each of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things and execute, in the name of the undersigned, to file with the Securities Exchange Commission an amended Form 10-KSB for the year ended December 31, 2004, as well as any future amendments to such Form 10-KSB, including specifically without limitation, power and authority to sign any and all amendments thereto for him.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                            TITLE                            DATE
-----------------------   --------------------------------------------   ------------
/s/ Ivar Siem             Chairman                                       July 5, 2005
-----------------------   (principal executive officer)
Ivar Siem

/s/ G. Brian Lloyd        Vice President, Treasurer                      July 5, 2005
-----------------------   (principal accounting and financial officer)
G. Brian Lloyd

/s/ Laurence N. Benz      Director                                       July 5, 2005
-----------------------
Laurence N. Benz

/s/ Harris A. Kaffie      Director                                       July 5, 2005
-----------------------
Harris A. Kaffie

/s/ Michael S. Chadwick   Director                                       July 5, 2005
-----------------------
Michael S. Chadwick

/s/ James M. Trimble      Director                                       July 5, 2005
-----------------------
James M. Trimble

/s/ F. Gardner Parker     Director                                       July 5, 2005
-----------------------
F. Gardner Parker

                                  EXHIBIT INDEX

    NO.                                 DESCRIPTION
----------      ----------------------------------------------------------------
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

   4.3 (6)      Form of Warrant issued pursuant to the Note and Warrant Purchase
                Agreement Dated September 8, 2004

* 10.1 (3)      Blue Dolphin Energy Company 2000 Stock Incentive Plan.

* 10.2 (4)      Amendment to the Blue Dolphin Energy Company 2000 Stock
                Incentive Plan.

  10.3 (5)      Purchase and Sale Agreement by and between Blue Dolphin Pipeline
                Company and MCNIC.

  10.4 (6)      Sale of American Resources Offshore, Inc. Common Stock
                Agreement between Blue Dolphin Exploration Co. and Ivar Siem, dated September 8, 2004

  10.5 (6)      Note and Warrant Purchase Agreement between Blue Dolphin Energy
                Company and Certain Investors, dated September 8, 2004

  10.6 (6)      Consulting Agreement between Blue Dolphin Services Co. and F.
                Gardner Parker dated September 8, 2004

     NO.                               DESCRIPTION
------------    ----------------------------------------------------------------
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

*** 14.1        Code of ethics applicable to the Chairman, Chief Executive
                Officer and Senior Financial Officer.

*** 21.1        List of subsidiaries of the Company.

**  23.1        Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP.

**  24.1        Power of Attorney (included on signature page).

**  31.1        Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to section 302 of the Sarbanes-Oxley Act of
                2002.

**  31.2        G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to section 302 of the Sarbanes-Oxley
                Act of 2002.

**  32.1        Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to section 906 of the Sarbanes-Oxley Act of
                2002.

**  32.2        G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
                Act of 2002.

    99.1(6)     Voting Agreement between certain stockholders of Blue Dolphin
                Energy Company and certain investors of Blue Dolphin Energy
                Company, dated September 8, 2004.

*     Management Compensation Plan.
**    Filed herewith.
***   Previously Filed

-----------------

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