Form 10QSB/A
period 2005-03-31
BLUE DOLPHIN ENERGY CO
filed 2005-07-06
CIK 793306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: MARCH 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________to______________

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

As of June 27, 2005, there were 9,045,569 shares of the registrant's common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                EXPLANATORY NOTE

      This Amendment No. 1 to our Form 10-QSB filed with the Securities and Exchange Commission (the "SEC") on May 13, 2005 is being filed solely in response to comments received from the staff of the SEC. This filing revises disclosure in Items 1 and 3 of the Form 10-QSB. None of these revisions change our previously reported results, loss from operations, net loss, loss per share or cash flows for the periods included, nor result in a restatement to our financial position or results of operations. Except for such revisions, this amendment does not update any other disclosures contained in the Form 10-QSB filed on May 13, 2005 to reflect developments since the date of such filing.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

                                 MARCH 31, 2005

                                     ASSETS
Current assets:
   Cash and cash equivalents                                                      $  1,262,071
   Accounts receivable                                                                 582,936
   Prepaid expenses and other assets                                                   262,747
                                                                                  ------------
                          TOTAL CURRENT ASSETS                                       2,107,754

Property and Equipment, at cost:
   Oil and Gas properties, including $103,366 of unproved leasehold cost               443,009
           (full-cost method)
   Pipelines                                                                         4,547,362
   Onshore separation and handling facilities                                        1,664,128
   Land                                                                                860,275
   Other property and equipment                                                        257,020
                                                                                  ------------
                                                                                     7,771,794
   Less:  Accumulated depletion, depreciation, amortization and impairment           2,604,761
                                                                                  ------------
                                                                                     5,167,033

Other Assets                                                                            11,359
                                                                                  ------------

                          TOTAL ASSETS                                            $  7,286,146
                                                                                  ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                               $    930,256
   Notes payable                                                                       300,000
   Current portion of long-term debt                                                   130,000
   Accrued expenses and other liabilities                                               50,744
                                                                                  ------------
                          TOTAL CURRENT LIABILITIES                                  1,411,000

Long-term debt                                                                       1,040,000
Interest payable                                                                        21,403
Asset retirement obligations                                                         1,646,134

Common Stock, ($.01 par value, 25,000,000 shares authorized, 7,736,199 shares
            issued and outstanding)                                                     77,362
Additional Paid-in Capital                                                          27,120,436
Accumulated Deficit                                                                (24,030,189)
                                                                                  ------------
                                                                                     3,167,609

                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  7,286,146
                                                                                  ============

See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                               Three Months
                                                              Ended March 31,
                                                           2005            2004
                                                       ------------    ------------
Revenue from operations:
   Pipeline operations                                 $    321,615    $    204,039
   Oil and gas sales                                         37,415         154,892
                                                       ------------    ------------
                                                            359,030         358,931
                                                       ------------    ------------

Cost of operations:
   Pipeline operating expenses                              287,860         243,251
   Lease operating expenses                                  16,634          31,839
   Depletion, depreciation and amortizaton                   85,829         134,782
   General and administrative                               427,295         496,014
   Accretion expense                                         24,405          23,356
                                                       ------------    ------------
                                                            842,023         929,242
                                                       ------------    ------------

              LOSS FROM OPERATIONS                         (482,993)       (570,311)

Other Income (expense):
   Interest and other expense                               (39,447)        (11,702)
   Interest and other income                                325,448          85,709
   Equity in loss of affiliate                                    -         (23,302)
                                                       ------------    ------------

              LOSS BEFORE INCOME TAXES                     (196,992)       (519,606)

Income taxes                                                      -               -
                                                       ------------    ------------
Net loss                                               $   (196,992)   $   (519,606)
                                                       ============    ============
Loss per common share
   - basic and diluted                                 $      (0.03)   $      (0.08)
                                                       ============    ============
Weighted average number of common shares outstanding
   - basic and diluted                                    7,669,083       6,663,990
                                                       ============    ============

See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                             Three Months
                                                                            Ended March 31,
                                                                         2005            2004
                                                                     ------------    ------------
OPERATING ACTIVITIES
   Net loss                                                          $   (196,992)   $   (519,606)
   Adjustments to reconcile net loss to net cash used in operating activities:
             Depletion, depreciation and amortization                      85,829         134,782
             Amortization of debt issue costs                              11,439               -
             Gain on sale of oil and gas property                        (140,409)              -
             Accretion of asset retirement obligations                     24,405          23,356
             Equity in loss of affiliate                                        -          23,302
             Common stock issued for services                                   -          83,000
             Gain on debt restructuring                                  (132,368)              -
             Changes in operating assets and liabilities:
                  Accounts receivable                                    (266,572)       (124,838)
                  Prepaid expenses and other assets                       (80,518)          4,925
                  Trade accounts payable and accrued expenses             217,635        (578,445)
                                                                     ------------    ------------
                           NET CASH USED IN
                           OPERATING ACTIVITIES                          (477,551)       (953,524)
                                                                     ------------    ------------
INVESTING ACTIVITIES
     Property, equipment and other assets                                  (3,284)         (5,767)
     Proceeds from sale of assets                                         214,632               -
     Development costs - New Avoca                                              -         (16,500)
                                                                     ------------    ------------
                  NET CASH PROVIDED BY (USED IN)
                             INVESTING ACTIVITIES                         211,348         (22,267)
                                                                     ------------    ------------

FINANCING ACTIVITIES
     Payments on Borrowings                                               (30,000)              -
     Financing costs                                                       (2,275)              -
                                                                     ------------    ------------
                  NET CASH USED IN FINANCING ACTIVITIES                   (32,275)              -
                                                                     ------------    ------------
                  DECREASE IN CASH AND CASH EQUIVALENTS                  (298,478)       (975,791)
`
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,560,549       2,702,892
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,262,071    $  1,727,101
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

The net cash provided by or used in operating, investing and financing activities is summarized below:

                                               Three Months Ended March 31,
                                                  (amounts in thousands)
                                               ----------------------------
                                                2005                  2004
                                               ------                ------
Net cash provided by (used in):
    Operating activities                       $(477)                $(954)
    Investing activities                         211                   (22)
    Financing activities                         (32)                    -
                                               -----                 -----
Net decrease in cash                           $(298)                $(976)
                                               =====                 =====

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

                                                                    Weighted-
                                                                 Average Number
                                                                of Common Shares
                                                                 Outstanding and         Per
                                                    Net        Potential Dilutive       Share
                                                   Loss           Common Shares        Amount
                                                ----------     ------------------      -------
Three months ended March 31, 2005
      Basic and diluted loss per share          $(196,992)          7,669,083          $(0.03)
                                                =========           =========          ======

Three months ended March 31, 2004
      Basic and diluted loss per share          $(519,606)          6,663,990          $(0.08)
                                                =========           =========          ======

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                 MARCH 31, 2005

5. BUSINESS SEGMENT INFORMATION

Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the three months ended March 31, 2005 and 2004, and at March 31, 2005 are as follows:

                                                                                            Depletion,
                                                                          Operating      Depreciation and
                                                       Revenues            Loss(*)         Amortization
                                                      ----------          ---------      ----------------
Three months ended March 31, 2005:
      Pipeline operations                             $ 321,615           (349,604)           81,873
      Oil and gas exploration and production             37,415            (16,058)            1,372
      Other                                                   -           (117,331)            2,584
                                                      ---------           --------           -------
      Consolidated                                      359,030           (482,993)           85,829
                                                      ---------                              -------
      Other income, net                                                    286,001
                                                                          --------
      Loss before income taxes                                            (196,992)

Three months ended March 31, 2004:
      Pipeline operations                             $ 204,039           (317,915)           81,798
      Oil and gas exploration and production            154,892            (63,877)           49,791
      Other                                                   -           (188,519)            3,193
                                                      ---------           --------           -------
      Consolidated                                      358,931           (570,311)          134,782
                                                      ---------                              -------
      Other income, net                                                     50,705
                                                                          --------
      Loss before income taxes                                            (519,606)

                                                  March 31, 2005
                                                  --------------
Identifiable assets:
    Pipeline operations                             $5,637,412
    Oil and gas exploration and production             462,470
    Other                                            1,186,264
                                                    ----------
        Consolidated                                $7,286,146
                                                    ==========

(*) Consolidated loss from operations includes $114,746 and $185,326 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $2,584 and $3,193 for the three months ended March 31, 2005 and 2004, respectively. All unallocated amounts are included in "Other".

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

                                                              Three months ended
                                                                   March 31,
                                                           -------------------------
                                                            2005               2004
                                                           ------            --------
                                                    (in thousands, except per share amounts)
Net loss, as reported .........................            $ (197)           $  (520)
Add:  Total stock-based employee compensation
   expense included in reported net loss,
   net of related tax effects .................                 -                  -
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for awards, net of related tax effects               (66)                 -
                                                           ------            -------
Pro forma net loss ............................            $ (263)           $  (520)
                                                           ======            =======

Net loss per share:

Basic and Diluted - as reported ...............            $(0.03)           $ (0.08)
                                                           ======            =======
Basic and Diluted - pro forma .................            $(0.03)           $ (0.08)
                                                           ======            =======

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

At the beginning of 2004 we faced a significant liquidity shortage. We estimated that we would need to raise approximately $1,500,000 to satisfy our liquidity and working capital requirements through 2004. To address our liquidity shortage in 2004 we:

            - Implemented cost savings measures in mid 2004 that included, among other things, reducing the number of employees and contract personnel, resulting in expected annual cost savings of approximately $360,000,

            - Extended the payment terms of $668,000 of indebtedness that was due in August and September 2004, to now be payable over a twelve month period from September 2004 through August 2005,

            - Raised capital through the issuance of $750,000 of promissory notes in September 2004,

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes certain of our contractual obligations and other commercial commitments at March 31, 2005 (amounts in thousands):

                                                    Payments Due by Period
                                         ----------------------------------------------
Contractual Obligations and Other                1 year                          After
     Commercial Commitments               Total  or less  1-3 years  3-5 years  5 years
---------------------------------        ------  -------  ---------  ---------  -------
Accounts Payable - Tetra                 $  278    278          -        -           -
Notes Payable and Long-Term Debt          1,506    445      1,061
Operating Leases, net of sublease           215    120         91        4           -
Abandonment - Costs                       1,646      -        191        -       1,455
                                         ------    ---      -----       --       -----

Total Contractual Obligations
and Other Commercial Commitments         $3,645    843      1,343        4       1,455
                                         ======    ===      =====       ==       =====

The following table summarizes our financial position for the periods indicated (amounts in thousands):

                                    March 31,           December 31,
                                       2005                 2004
                                 ---------------      ---------------
                                 Amount       %       Amount       %
                                 ------      ---      ------      ---
Working Capital                  $  697       12      $  404        7
Property and equipment, net       5,167       88       5,324       93
Other noncurrent assets              11        -          11        -
                                 ------      ---      ------      ---
       Total                     $5,875      100      $5,739      100
                                 ======      ===      ======      ===

Long-term Liabilities            $2,707       46      $2,374       41
Stockholders' equity              3,168       54       3,365       59
                                 ------      ---      ------      ---

       Total                     $5,875      100      $5,739      100
                                 ======      ===      ======      ===

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

We reported a net loss for the three months ended March 31, 2005 ("current period") of $196,992 compared a net loss of $519,606 reported for the three months ended March 31, 2004 ("previous period").

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

RECENT ACCOUNTING DEVELOPMENTS

See Note 8 in Item 1.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

        A)    Exhibits

        3.1(1)    Amended and Restated Certificate of Incorporation of the
                  Company.

        3.2(2)    Amended and Restated Bylaws of the Company.

        31.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

-----------
(1) Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

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

                                    By: BLUE DOLPHIN ENERGY COMPANY

Date: July 5, 2005                  /s/ Ivar Siem
                                    --------------------------------------------
                                    Ivar Siem
                                    Chairman and Chief Executive Officer

                                    /s/ G. Brian Lloyd
                                    --------------------------------------------
                                    G. Brian Lloyd
                                    Vice President, Treasurer
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

        3.1(1)    Amended and Restated Certificate of Incorporation of the
                  Company.

        3.2(2)    Amended and Restated Bylaws of the Company.

        31.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 G. Brian Lloyd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

-----------
(1) Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

(2) Incorporated herein by reference to Exhibits filed in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securites and Exchange Act of 1934, dated August 20, 2004 (Commission File No. 000-15905).