Form 10QSB
period 2005-06-30
BLUE DOLPHIN ENERGY CO
filed 2005-08-15
CIK 793306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   JUNE 30, 2005

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ............to ............


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

As of August 15, 2005, there were 9,157,917 shares of the registrant's common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Blue Dolphin Energy Company and subsidiaries (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin," "we," "us" and "our") included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. We believe that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Our accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2004.



               The remainder of this page left blank intentionally

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

                                 June 30, 2005

                                            ASSETS
Current assets:
   Cash and cash equivalents                                                            $     870,260
   Accounts receivable                                                                        298,975
   Prepaid expenses and other assets                                                          192,691
                                                                                        -------------
                   TOTAL CURRENT ASSETS                                                     1,361,926

Property and Equipment, at cost:
   Oil and Gas properties, including $104,616 of unproved leasehold cost
     (full-cost method)                                                                       444,571
   Pipelines                                                                                4,547,362
   Onshore separation and handling facilities                                               1,664,128
   Land                                                                                       860,275
   Other property and equipment                                                               259,366
                                                                                        -------------
                                                                                            7,775,702
   Less: Accumulated depletion, depreciation, amortization and impairment                   2,689,817
                                                                                        -------------
                                                                                            5,085,885

Other Assets                                                                                   11,359
                                                                                        -------------
                   TOTAL ASSETS                                                         $   6,459,170
                                                                                        =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                     $     597,587
   Notes payable                                                                              750,000
   Current portion of long-term debt                                                          120,000
   Accrued expenses and other liabilities                                                     108,231
                                                                                        -------------
                   TOTAL CURRENT LIABILITIES                                                1,575,818


Long-term debt                                                                                560,000
Asset retirement obligations                                                                1,670,538

Common Stock, ($.01 par value, 25,000,000 shares authorized, 9,123,287 shares
  issued and outstanding)                                                                      91,233
Additional Paid-in Capital                                                                 27,106,566
Accumulated Deficit                                                                       (24,544,985)
                                                                                        -------------
                   TOTAL STOCKHOLDERS' EQUITY                                               2,652,814

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   6,459,170
                                                                                        =============

See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                     Three Months
                                                                                    Ended June 30,
                                                                             ------------------------------
                                                                                 2005               2004
                                                                             -----------        -----------
Revenue from operations:
   Pipeline operations                                                       $   327,093        $   193,498
   Oil and gas sales                                                              42,336            126,278
   Gain on sale of oil and gas property                                               --             25,809
                                                                             -----------        -----------
                                                                                 369,429            345,585
                                                                             -----------        -----------


Cost of operations:
   Pipeline operating expenses                                                   200,189            405,281
   Lease operating expenses                                                       41,225             35,187
   Depletion, depreciation and amortizaton                                        85,056            119,726
   General and administrative                                                    495,059            400,227
   Accretion expense                                                              24,404             23,286
                                                                             -----------        -----------
                                                                                 845,933            983,707
                                                                             -----------        -----------

              LOSS FROM OPERATIONS                                              (476,504)          (638,122)

Other Income (expense):
   Interest and other expense                                                    (41,184)          (213,960)
   Interest and other income                                                       2,892             53,744
   Equity in loss of affiliate                                                        --            (25,068)
                                                                             -----------        -----------

              LOSS BEFORE INCOME TAXES                                          (514,796)          (823,406)

Income taxes                                                                          --                 --
                                                                             -----------        -----------
Net loss                                                                     $  (514,796)       $  (823,406)
                                                                             ===========        ===========

Loss per common share
   - basic and diluted                                                       $     (0.06)       $     (0.12)
                                                                             ===========        ===========
Weighted average number of common shares outstanding
   - basic and diluted                                                         8,777,142          6,712,438
                                                                             ===========        ===========


 See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                          Six Months
                                                                                         Ended June 30,
                                                                                  ------------------------------
                                                                                      2005               2004
                                                                                  -----------        -----------
Revenue from operations:
   Pipeline operations                                                            $   648,708        $   397,537
   Oil and gas sales                                                                   79,751            281,170
   Gain on sale of oil and gas property                                                    --             25,809
                                                                                  -----------        -----------
                                                                                      728,459            704,516
                                                                                  -----------        -----------

Cost of operations:
   Pipeline operating expenses                                                        488,049            648,532
   Lease operating expenses                                                            57,859             67,026
   Depletion, depreciation and amortizaton                                            170,885            254,508
   General and administrative                                                         922,354            896,241
   Accretion expense                                                                   48,809             46,642
                                                                                  -----------        -----------
                                                                                    1,687,956          1,912,949
                                                                                  -----------        -----------

              LOSS FROM OPERATIONS                                                   (959,497)        (1,208,433)

Other Income (expense):
   Interest and other expense                                                         (80,631)          (225,662)
   Interest and other income                                                          328,340            139,453
   Equity in loss of affiliate                                                             --            (48,370)
                                                                                  -----------        -----------

              LOSS BEFORE INCOME TAXES                                               (711,788)        (1,343,012)

Income taxes                                                                               --                 --
                                                                                  -----------        -----------
Net loss                                                                          $  (711,788)       $(1,343,012)
                                                                                  ===========        ===========

Loss per common share
   - basic and diluted                                                            $     (0.09)       $     (0.20)
                                                                                  ===========        ===========
Weighted average number of common shares outstanding
   - basic and diluted                                                              7,871,972          6,688,082
                                                                                  ===========        ===========


See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                           Six Months
                                                                                         Ended June 30,
                                                                                  ------------------------------
                                                                                      2005               2004
                                                                                  -----------        -----------
OPERATING ACTIVITIES
   Net loss                                                                       $  (711,788)       $(1,343,012)
   Adjustments to reconcile net loss to net cash used in operating activities:
             Depletion, depreciation and amortization                                 170,885            254,508
             Amortization of debt issue costs                                          27,501                 --
             Gain on sale of oil and gas property                                    (140,409)           (25,809)
             Accretion of asset retirement obligations                                 48,809             46,642
             Equity in loss of affiliate                                                   --             48,370
             Common stock issued for services                                              --             83,000
             Gain on debt restructuring                                              (132,368)                --
             Changes in operating assets and liabilities:
                  Accounts receivable                                                  17,389            245,318
                  Prepaid expenses and other assets                                   (26,523)           (27,990)
                  Accounts payable and other liabilities                              (78,950)          (936,866)
                                                                                  -----------        -----------
                       NET CASH USED IN
                       OPERATING ACTIVITIES                                          (825,454)        (1,655,839)
                                                                                  -----------        -----------
INVESTING ACTIVITIES
   Property, equipment and other assets                                                (7,192)            (9,556)
   Proceeds from sale of assets                                                       214,632             34,183
   Development costs - New Avoca                                                           --            (41,667)
                                                                                  -----------        -----------
                       NET CASH PROVIDED BY (USED IN)
                            INVESTING ACTIVITIES                                      207,440            (17,040)
                                                                                  -----------        -----------

FINANCING ACTIVITIES
   Payments on Borrowings                                                             (70,000)                --
   Financing costs                                                                     (2,275)                --
                                                                                  -----------        -----------
             NET CASH USED IN FINANCING ACTIVITIES                                    (72,275)                --
                                                                                  -----------        -----------
             DECREASE IN CASH AND CASH EQUIVALENTS                                   (690,289)        (1,672,879)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,560,549          2,702,892
                                                                                  -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   870,260        $ 1,030,013
                                                                                  ===========        ===========

See accompanying notes to the condensed consolidated financial statements

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 2005

1. LIQUIDITY

At June 30, 2005, our working capital deficit was approximately $200,000. Even though we continue to incur losses from operations due to the poor performance of our pipeline assets, we currently believe that we have sufficient resources in order to satisfy our working capital and capital expenditure requirements for the twelve months ending June 30, 2006. However, we must achieve positive operating results or acquire assets with positive cash flows in order to satisfy our cash requirements thereafter.

Because of our recurring losses and negative cash flows from operations, our independent registered public accounting firm included a "going concern" explanatory paragraph in their report on our audited financial statements as of December 31, 2004 and for the two-year period ended December 31, 2004. There was substantial doubt about our ability to continue as a going concern. As of December 31, 2004, in order to satisfy our debt, working capital and capital expenditure requirements for the year ending December 31, 2005, we believed that we would need to raise approximately $500,000.

During April 2005, we arranged an extension of the maturity date and deferred the payment of interest on $450,000 aggregate principle amount of promissory notes we originally issued pursuant to the Note and Warrant Purchase Agreement dated September 8, 2004. Under the revised terms, these promissory notes will now mature on June 30, 2006 and all interest is deferred until maturity.

In July 2005, we entered into gas and condensate transportation and handling agreements with Manti Operating Company to deliver production through the Blue Dolphin Pipeline System. Deliveries are expected to commence within 60 days. Volumes to be transported are not known at this time.

In early August 2005, we received notice that a contractual after-payout reversionary interest we retained in High Island Block 37 in the Gulf of Mexico has reached payout. At this time, we are uncertain of the amount that we will receive from this interest, however, we believe that the proceeds will be in excess of $500,000.

The net cash provided by or used in operating, investing and financing activities is summarized below:

                                                                       Six Months Ended June 30,
                                                                        (amounts in thousands)
                                                                     -----------------------------
                                                                       2005                 2004
                                                                     --------             --------
         Net cash provided by (used in):
               Operating activities                                  $   (825)            $ (1,656)
               Investing activities                                       207                  (17)
               Financing activities                                       (72)                  --
                                                                     --------             --------
         Net decrease in cash                                        $   (690)            $ (1,673)
                                                                     ========             ========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                  JUNE 30, 2005

2. CONTINGENCIES

We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

3. EARNINGS PER SHARE

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

Employee stock options and stock warrants at June 30, 2005 and 2004 were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

                                                                                    Weighted-
                                                                                  Average Number
                                                                                 of Common Shares
                                                                                 Outstanding and            Per
                                                                                Potential Dilutive         Share
                                                           Net Loss               Common Shares            Amount
                                                           --------               -------------            ------
Six Months ended June 30, 2005
       Basic and diluted loss per share                  $   (711,788)               7,871,972            $  (0.09)
                                                         ============             ============            ========

Six Months ended June 30, 2004
      Basic and diluted loss per share                   $ (1,343,012)               6,688,082            $  (0.20)
                                                         ============             ============            ========

Quarter ended June 30, 2005
       Basic and diluted loss per share                  $   (514,796)               8,777,142            $  (0.06)
                                                         ============             ============            ========

Quarter ended June 30, 2004
      Basic and diluted loss per share                   $   (823,406)               6,712,438            $  (0.12)
                                                         ============             ============            ========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                  JUNE 30, 2005

4. BUSINESS SEGMENT INFORMATION

Our income producing operations are conducted in two principal business segments: pipeline transportation services and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the six months and three months ended June 30, 2005 and 2004, and at June 30, 2005 are as follows:

                                                                                                    Depletion,
                                                                              Operating          Depreciation and
                                                         Revenues              Loss(*)             Amortization
                                                        ----------          --------------       ----------------
Six months ended June 30, 2005
     Pipeline operations                                $  648,708             (613,326)                161,795
     Oil and gas exploration and production                 79,751              (58,179)                  4,305
     Other                                                      --             (287,992)                  4,785
                                                        ----------          -----------             -----------
     Consolidated                                          728,459             (959,497)                170,885
                                                        ----------                                  -----------
     Other income (loss), net                                                   247,709
                                                                            -----------
     Loss before income taxes                                                  (711,788)

Six months ended June 30, 2004
     Pipeline operations                                $  397,537             (800,888)                163,671
     Oil and gas exploration and production                281,170             (121,170)                 84,789
     Other                                                      --             (312,184)                  6,048
                                                        ----------          -----------             -----------
     Consolidated                                          678,707           (1,234,242)                254,508
                                                        ----------                                  -----------
     Other income (loss), net                                                  (108,770)
                                                                            -----------
     Loss before income taxes                                                (1,343,012)

Quarter ended June 30, 2005
     Pipeline operations                                $  327,093             (263,722)                 79,921
     Oil and gas exploration and production                 42,336              (42,121)                  2,934
     Other                                                      --             (170,661)                  2,201
                                                        ----------          -----------             -----------
     Consolidated                                          369,429             (476,504)                 85,056
                                                        ----------                                  -----------
     Other income (loss), net                                                   (38,292)
                                                                            -----------
     Loss before income taxes                                                  (514,796)

Quarter ended June 30, 2004
     Pipeline operations                                $  193,498             (482,974)                 81,874
     Oil and gas exploration and production                126,278              (57,293)                 34,997
     Other                                                      --             (123,664)                  2,855
                                                        ----------          -----------             -----------
     Consolidated                                          319,776             (663,931)                119,726
                                                        ----------                                  -----------
     Other income (loss), net                                                  (159,475)
                                                                            -----------
     Loss before income taxes                                                  (823,406)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                  JUNE 30, 2005



                                                                              June 30, 2005
                                                                              -------------
                     Identifiable assets:
                         Pipeline operations                                   $ 5,712,683
                         Oil and gas exploration and production                    260,424
                         Other                                                     486,063
                                                                               -----------
                             Consolidated                                      $ 6,459,170
                                                                               ===========

      (*) Consolidated loss from operations includes $283,207 and $306,136 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $4,785 and $6,048 for the six months ended June 30, 2005 and 2004, respectively. All unallocated amounts are included in "Other."

            Consolidated loss from operations includes $168,460 and $120,809 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $2,201 and $2,855 for the quarters ended June 30, 2005 and 2004, respectively. All unallocated amounts are included in "Other."

5. STOCK BASED COMPENSATION

We account for stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in our net loss in the six months and three months ended June 30, 2005 and 2004, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                                       Three months ended              Six months ended
                                                                            June 30,                        June 30,
                                                                    -----------------------         ----------------------
                                                                      2005            2004            2005           2004
                                                                    -------         -------         -------        -------
                                                                            (in thousands, except per share amounts)
Net loss, as reported............................................   $  (515)        $  (823)        $  (712)       $(1,343)
Add: Total stock-based employee compensation
  included in reported net loss, net of related tax effects......        --              --              --             --
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for awards, net of related tax effects..................        --              --             (66)            --
                                                                    -------         -------         -------        -------
Pro forma net loss...............................................   $  (515)        $  (823)        $  (778)       $(1,343)
                                                                    =======         =======         =======        =======

Net loss per share:
Basic and Diluted - as reported                                     $ (0.06)        $ (0.12)        $ (0.09)       $ (0.20)
                                                                    =======         =======         =======        =======
Basic and Diluted - pro forma                                       $ (0.06)        $ (0.12)        $ (0.10)       $ (0.20)
                                                                    =======         =======         =======        =======

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                  JUNE 30, 2005

During the six months ended June 30, 2005, 236,821 stock options were exercised, with exercise prices ranging from $.35 per share to $1.90 per share. All of the stock options exercised were done so by using the quoted market value of the shares of common stock issued to pay the option exercise price. As a result, 51,259 shares of common stock issued were surrendered to us for payment of the option exercise price. At June 30, 2005 there were 199,497 stock options outstanding with exercise prices ranging from $.35 per share to $6.00 per share.

6.   EXERCISE OF WARRANTS

As of January 1, 2005, there were 3,100,000 warrants outstanding that were issued pursuant to the Note and Warrant Purchase Agreement dated September 8, 2004. During the six months ended June 30, 2005, 2,291,671 warrants were exercised.

The exercise of the warrants was accomplished via net exercises, whereby holders surrendered their right to purchase a portion of the shares of common stock, resulting in 217,637 shares of common stock being surrendered to us for payment of the warrant exercise price and 2,074,034 shares issued to warrant holders.

As of the filing of this report, there were 808,329 warrants outstanding. The outstanding warrants are fully vested, exercisable at $.25 per warrant into one share of common stock, and expire between September 8, 2009 and November 30, 2009.

7.   RECENT ACCOUNTING DEVELOPMENTS

In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company, such as stock options and restricted stock. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair value-based method. We currently account for stock-based compensation using the intrinsic method pursuant to APB Opinion No. 25. SFAS No. 123R requires that all stock-based payments to employees, including grants of employee stock options and restricted stock, be recognized as compensation expense in the financial statements based on their fair values. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. Accordingly, we will be required to apply SFAS No. 123R beginning in the fiscal quarter ending March 31, 2006.

The FASB has issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                  JUNE 30, 2005

also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

On March 30, 2005, FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143, was issued. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. For example, some entities recognize the fair value of the obligation prior to the retirement of the asset with the uncertainty about the timing and (or) method of settlement incorporated into the fair value of the liability. Other entities recognize the fair value of the obligation only when it is probable the asset will be retired as of a specified date using a specified method or when the asset is actually retired. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.

We are currently assessing the impact on our consolidated financial statements of all the recent accounting developments discussed above in this note.




               The remainder of this page left blank intentionally

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS


Forward Looking Statements. Certain of the statements included in this quarterly report on Form 10-QSB, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended. The words "expect", "plan", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin", "we", "us" and "our") cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:

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

      o     regulatory developments; and

      o     general economic conditions.

Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption "Risk Factors" in our annual report on Form 10-KSB, as amended, for the year ended December 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - CONTINUED

EXECUTIVE SUMMARY

We are engaged in two lines of business: (i) pipeline transportation services for producer/shippers, and (ii) oil and gas exploration and production. We conduct our operations through our subsidiaries and our assets are located offshore and onshore in the Texas Gulf coast area. In addition to satisfying our liquidity and capital needs, our focus in 2005 is to increase utilization of our pipelines, strategic acquisitions and continued cost management. Our long-term goal is to create greater value for our stockholders through the addition of assets. Although we continue to have interest in oil and gas properties and will consider acquiring interests in producing oil and gas properties, as a result of implementing cost savings measures in 2004, we are primarily focused on our pipeline business.

At the beginning of 2004 we faced, and we continue to face, a significant liquidity shortage. We estimated that we would need to raise approximately $1,500,000 to satisfy our liquidity and working capital requirements through 2004. To address our liquidity shortage and improve our financial performance in 2004 we:

      o Implemented cost savings measures that included, among other things, reducing the number of employees and contract personnel,

      o Extended the payment terms of $668,000 of indebtedness that was due in August and September 2004,

      o Raised capital through the issuance of $750,000 of promissory notes in September 2004,

      o Sold our interest in New Avoca Gas Storage, LLC for approximately $930,000 in October 2004, and

      o Negotiated an increase in gas transportation rates on the Blue Dolphin System effective October 2004,

As a result of our ongoing liquidity problems, our independent, registered public accounting firm, UHY Mann Frankfort Stein & Lipp CPAs, LLP added an explanatory paragraph in their opinion on our consolidated financial statements as of the year ended December 31, 2004, indicating that substantial doubt exists about our ability to continue as a going concern. Although we took certain steps in 2004 to address our liquidity shortage and improve our financial performance at the beginning of 2005, we estimated that we would need to raise approximately $500,000 to satisfy our liquidity and working capital requirements through 2005. At June 30, 2005 we had a working capital deficit of $200,000. To address our liquidity shortage in 2005 we:

      o Extended the maturity date and deferred interest payments on $450,000 aggregate principal amount of promissory notes issued in September 2004, and

      o Restructured the terms of our indebtedness to MCNIC Pipeline and Processing Group, Inc. ("MCNIC") by reducing the principal amount of the indebtedness to $250,000 and having all accrued and unpaid interest forgiven.

                                   BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - CONTINUED

We were also recently notified that payout has occurred on our after-payout reversionary interest in High Island Block 37. At this point we are not able to determine the exact amount that we are due, however, we believe that it will be in excess of $500,000. Absent receipt of these funds we believe we have sufficient liquidity to satisfy our working capital requirements through June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

While we have been able to implement cost savings measures and restructure the terms of some of our indebtedness we were not able to generate sufficient cash from operations to cover operating costs and general and administrative expenses. For the six months ended June 30, 2005, we generated total revenues of approximately $728,000 while operating costs and general administrative expenses totaled approximately $1,468,000 and a working capital deficit of approximately $200,000. Our financial condition has been significantly and negatively affected by the poor performance of our businesses and our significant indebtedness.

On February 28, 2005 (effective as of January 1, 2005), we entered into an amendment to our purchase agreement with MCNIC. Under the terms of the original purchase agreement, we acquired MCNIC's one-third interests in both the Blue Dolphin System and the inactive Omega Pipeline. Pursuant to the terms of the amendment, the original promissory note was exchanged for a new promissory note in the principal amount of $250,000, and all accrued interest on the original promissory note was forgiven, approximately $132,000. We made a principal payment on the new promissory note of $30,000 upon the execution of the amendment. Under the terms of the new promissory note, we will make monthly principal payments of $10,000 through its maturity date of December 31, 2006. In addition, MCNIC may receive additional payments of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest in the Blue Dolphin System through December 31, 2006, and the principal amount of the new promissory note may be increased by up to $500,000, if 50% or more of our 83% interest in the Blue Dolphin System is sold before December 31, 2006.

In July 2005, we entered into gas and condensate transportation and handling contracts with Manti Operating Company to deliver production into the Blue Dolphin Pipeline System in Galveston area state tract 348. We expect to begin providing services related to these contracts in at the end of the third quarter or the beginning of the fourth quarter. The amount of revenue derived from these contracts will be based on the volume of gas or condensate that we transport, which we cannot predict at this time.

On August 1, 2005, we made our final payment to Tetra Applied Technologies, Inc. ("Tetra"). In August 2004, we restructured our indebtedness to Tetra for the abandonment/reefing of the Buccaneer Field. Under the revised terms, on September 1, 2004 we began paying Tetra the outstanding balance in twelve monthly installments of $55,667 plus interest on the outstanding balance at the rate of six percent per annum. At June 30, 2005, the remaining balance due Tetra was approximately $111,000.

On September 8, 2004, we entered into a Note and Warrant Purchase Agreement ("Purchase Agreement") with certain accredited investors and certain of our directors for the purchase and sale of promissory notes in an aggregate principal amount of $750,000 (the "Promissory Notes") and 2,800,000 warrants ("Warrants") to purchase shares of our common stock at a purchase price of $0.003 per Warrant. We

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - CONTINUED

received proceeds of $758,400 from the issuance of the Promissory Notes and the Warrants. The Promissory Notes mature on September 8, 2005, and accrue interest at a rate of 12.0% per annum, of which 4% is payable monthly and 8% is payable at maturity. However, in April 2005, the holders of $450,000 aggregate principal amount of Promissory Notes agreed to extend the maturity date of their Promissory Notes to June 30, 2006 and to defer the payment of all interest on their Promissory Notes until maturity. As of June 30, 2005, we have issued 2,074,034 shares of common stock as a result of the exercise of Warrants. The exercise of the Warrants was accomplished via net exercises, whereby holders surrendered their right to receive 217,637 shares of common stock.

In October 2004, we sold our 25% equity interest in New Avoca for approximately $930,000 and may receive an additional payment of up to approximately $375,000, subject to the commencement of commercial operations at the New Avoca natural gas storage facility prior to October 29, 2011. The proceeds from the sale of our interest in New Avoca are being used for general corporate purposes.

The following table summarizes certain of our contractual obligations and other commercial commitments at June 30, 2005 (amounts in thousands):

                                                                       Payments Due by Period
                                                  --------------------------------------------------------------------
Contractual Obligations and Other                                1 year                                        After
Commercial Commitments                              Total        or less       1-3 years      3-5 years       5 years
---------------------------------------           --------       -------       ---------      ---------      ---------
Accounts Payable - Tetra                          $    111           111              -              -              -
Notes Payable and Long-Term Debt                     1,484           924            560              -              -
Operating Leases, net of sublease                      205           123             70             12              -
Abandonment - Costs                                  1,671             -            194              -          1,477
                                                  --------       -------       --------        -------        -------
Total Contractual Obligations
and Other Commercial Commitments                  $  3,471         1,158            824             12          1,477
                                                  ========       =======       ========        =======        =======

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our financial position for the periods indicated (amounts in thousands):

                                             June 30,              December 31,
                                               2005                   2004
                                        ------------------       ---------------
                                         Amount         %        Amount       %
                                        -------       ----       ------      ---
Working Capital                         $  (214)        (4)      $  404        7
Property and equipment, net               5,086        104        5,324       93
Other noncurrent assets                      11         --           11       --
                                        -------       ----       ------      ---

    Total                               $ 4,883        100       $5,739      100
                                        =======       ====       ======      ===

Long-term Liabilities                   $ 2,230         46       $2,374       41
Stockholders' equity                      2,653         54        3,365       59
                                        -------       ----       ------      ---

    Total                               $ 4,883        100       $5,739      100
                                        =======       ====       ======      ===


Our financial condition continues to be adversely affected by the poor performance or our business and we have not been able to generate sufficient cash from operations to cover operating costs and general and administrative expenses. Natural gas transportation throughput on our Blue Dolphin System is currently 6 MMBtu per day representing approximately 4% of system capacity. However, we believe, that the Blue Dolphin System is in a market area that is experiencing an increased level of interest by oil and gas operators based on the recent leasing activity in the lease blocks surrounding the pipelines. Effective October 1, 2004, we renegotiated the gas transportation rates on the Blue Dolphin System due to operating losses incurred from operating the system. As a result, gas transportation revenues from the Blue Dolphin System for the first half of 2005 totaled approximately $436,000. Without the increased rates, gas transportation revenues would have been approximately $121,000 for this same period. Future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipeline systems, and attraction and retention of producer/shippers to the systems. Three new successful wells have recently been drilled in lease blocks in the vicinity of the Blue Dolphin Pipeline. We have entered into transportation and handling agreements with the operator of one of the wells and are currently negotiating with the operators of the other two wells. As a result of current and anticipated drilling activity around the Blue Dolphin System, we expect that utilization of the Blue Dolphin System will increase in late 2005.

During the six months ended June 30, 2005, we incurred no capital expenditures for the development of our proved reserves. However, we do expect to make capital expenditures totaling $40,000 and $203,000 in the years ending December 31, 2005 and 2007, respectively. Capital expenditures in 2005 represent workover costs, net to our interest, for the producing well in the High Island Block A-7 field and in 2007, the abandonment costs of our High Island Block A-7 field, net to our interest.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - CONTINUED



RESULTS OF OPERATIONS

We reported a net loss for the six months ended June 30, 2005 ("current period") of $711,788 compared a net loss of $1,343,012 reported for the six months ended June 30, 2004 ("previous period"). For the three months ended June 30, 2005 ("current quarter"), we reported a net loss of $514,796, compared to a net loss of $823,406 for the three months ended June 30, 2004 ("previous quarter").

FIRST HALF OF 2005 COMPARED TO FIRST HALF OF 2004

Revenue from pipeline operations. Revenues from pipeline operations increased by $251,171 or 63% in the current period to $648,708. Revenues in the current period from the Blue Dolphin System totaled approximately $521,000 compared to approximately $254,000 in the previous period primarily as a result of an increase in our average gas transportation rates on the Blue Dolphin System effective as of October 2004. The increased rates will decrease as our net operating results from the Blue Dolphin System improve, but in any case, the rates will be no lower than the rates that were in effect prior to October 2004.

Revenue from oil and gas sales. Revenues from oil and gas sales decreased by $201,419 to $79,751 in the current period from those of the previous period primarily due to a significant production decline in the High Island Block A-7 field, which provided revenues from oil and gas sales of approximately $80,000 in the current period compared to approximately $217,000 in the previous period. We expect that revenue from oil and gas sales will continue to decline as we anticipate that production from the reservoir currently producing will cease in the third quarter of 2005. However there is an additional reservoir in which a recompletion in the existing well is possible. Oil and gas sales from this additional reservoir are not expected to significantly increase our total revenues in 2005. Previous period oil and gas sales include approximately $64,000 from our interest in the High Island Block 34 field, which was sold in June 2004.

Pipeline operating expenses. Pipeline operating expenses in the current period decreased by $160,483 to $488,049 due to lower repairs and maintenance costs of approximately $170,000 and lower insurance costs of approximately $85,000, partially offset by an increase in legal costs of approximately $52,000. The decrease in insurance costs is due to a refund received for having no claims in the previous policy period and the elimination of property insurance coverage on our pipelines. The increase in legal costs is associated with an ongoing action against us, the outcome of which we do not believe will have a material impact. However, as this litigation continues we will continue to incur significant legal expenses which could have a material adverse effect on our financial condition.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - CONTINUED


General and administrative. General and administrative expenses increased by $26,113 to $922,354 in the current period. The increase was due to higher legal and consulting expenses associated with our efforts to raise capital, offset by lower personnel and other costs as a result of our cost reduction plans implemented in 2003 and 2004. The 2004 cost reductions included the termination of certain employees in mid 2004. The annual cost savings associated with measures taken is expected to be approximately $360,000. However, if our business activities expand, we will need to hire additional employees, and our personnel and associated costs may increase.

Depletion, depreciation and amortization. Depletion, depreciation and amortization expense decreased by $83,623 in the current period to $170,885. In the previous period we recorded depletion of approximately $63,000 associated with our oil and gas properties. The decrease in depletion was a result of there being no remaining unamortized oil and gas costs in the current period.

Interest and other expense. Interest and other expense decreased $145,031 in the current period. Other expense in the prior period includes approximately $200,000 in legal and other fees associated with a proposed financing transaction that was subsequently terminated, offset by increased interest expense in the current period of approximately $29,000, and amortization of debt issuance costs of approximately $28,000 due to the issuance of the Promissory Notes in September 2004.

Interest and other income. Interest and other income increased $188,887 in the current period. Other income in the current period includes a gain on the placement of our interests in the Galveston Block 287/297 leases of approximately $140,000, a gain on the elimination of accrued interest pursuant to the restructuring of the MCNIC promissory note of approximately $132,000 and the collection of accounts receivable that were previously written off of approximately $45,000. Other income in the previous period includes fees generated for consulting services we provided, associated with the evaluation of oil and gas properties of $50,000 and the collection of accounts receivable that were previously written off of $75,000.

Equity in loss of affiliate. In the previous period we recorded a loss from our equity interest in New Avoca of $48,370. Our interest in New Avoca was sold in October 2004.

SECOND QUARTER OF 2005 COMPARED TO SECOND QUARTER OF 2004

Revenue from pipeline operations. Revenues from pipeline operations increased by $133,595 or 69% in the current quarter to $327,093. Revenues in the current quarter from the Blue Dolphin System totaled approximately $267,000 compared to approximately $130,000 in the previous quarter primarily as a result of an increase in our average gas transportation rates on the Blue Dolphin System effective as of October 2004.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Revenue from oil and gas sales. Revenues from oil and gas sales decreased by $83,942 in the current quarter from those of the previous quarter primarily due to a significant production decline in the High Island Block A-7 field, which provided revenues from oil and gas sales of approximately $42,000 in the current quarter compared to approximately $99,000 in the previous quarter. Oil and gas sales in the previous quarter include approximately $28,000 from our interest in the High Island Block 34 field, which was sold in June 2004.

Pipeline operating expenses. Pipeline operating expenses in the current quarter decreased by $205,092 to $200,189 due to lower repairs and maintenance costs of approximately $170,000 and lower legal costs of approximately $41,000. The legal costs are associated with an ongoing action against us, the outcome of which we do not believe will have a material impact.

General and administrative. General and administrative expenses increased by $94,832 to $495,059 in the current quarter. The increase was due to higher legal and consulting expenses associated with our efforts to raise capital, offset by lower personnel and other costs as a result of our cost reduction plans implemented in 2003 and 2004.

Depletion, depreciation and amortization. Depletion, depreciation and amortization expense decreased by $34,670 in the current quarter to $85,056. In the previous quarter we recorded depletion of approximately $25,000 associated with our oil and gas properties. The decrease in depletion was a result of there being no remaining unamortized oil and gas costs in the current quarter.

Interest and other expense. Interest and other expense decreased $172,776 in the current quarter. Other expense in the prior quarter includes approximately $200,000 in legal and other fees associated with a proposed financing transaction that was subsequently terminated, partially offset by increased interest expense and amortization of debt issuance costs in the current quarter due to the issuance of the Promissory Notes in September 2004.

Interest and other income. Interest and other income decreased $50,852 in the current quarter Other income in the previous quarter includes $45,000 associated with the collection of accounts receivable that were previously written off .

Equity in loss of affiliate. In the previous quarter we recorded a loss from our equity interest in New Avoca of $25,068. Our interest in New Avoca was sold in October 2004.

RECENT ACCOUNTING DEVELOPMENTS

See Note 7 in Item 1.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 3.      CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon the evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls as of the end of the period covered by this report; however, there were changes in our internal controls over financial reporting, in the form of more in-depth project status review procedures that occurred subsequent to the period, and up to the date of this filing. These changes were designed to enhance our existing controls and procedures.




               The remainder of this page left blank intentionally

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

From April 21, 2005 through June 6, 2005, 583,336 outstanding warrants were exercised by warrant holders. The exercises were accomplished via net exercise, whereby holders surrender their right to receive a portion of the shares of common stock. The rights to receive 68,562 shares of common stock were surrendered and the Company issued 514,774 shares of common stock upon exercise.

From June 1, 2005 through June 3, 2005, 80,571 stock options were exercised. These options were granted under the Blue Dolphin 2000 Stock Incentive Plan. The exercises were accomplished via net exercise, as described above. The stock options had exercise prices from $.35 per share to $1.90 per share. The rights to receive 23,548 shares were surrendered, and the Company issued 57,023 shares of common stock upon exercise.

These securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 19, 2005. The matter that was voted upon at the meeting, and the number of votes cast for or against, as well as the number of abstentions as to such matter, where applicable, are set forth below.

                                          Votes                 Votes
                                           For                 Against       Abstentions
                                           ---                 -------       -----------
Election of Directors
     Ivar Siem                          5,482,728                33,563          22,457
     Laurence N. Benz                   5,477,011                39,380          22,357
     Michael S. Chadwick                3,731,067             1,785,324          22,357
     Harris A. Kaffie                   5,489,891                26,500          22,357
     F. Gardner Parker                  5,383,126               133,265          22,357
     James M. Trimble                   5,491,163                25,228          22,357

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                        PART II. OTHER INFORMATION-CONT.


ITEM 6.       EXHIBITS

              A)       Exhibits

              3.1(1) Amended and Restated Certificate of Incorporation of the Company.

              3.2(2)     Amended and Restated Bylaws of the Company.

             31.1        Ivar Siem Certification Pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to
                         section 302 of the Sarbanes-Oxley Act of 2002.

             31.2        Gregory W. Starks Certification Pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

             32.1        Ivar Siem Certification Pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to
                         section 906 of the Sarbanes-Oxley Act of 2002.

             32.2        Gregory W. Starks Certification Pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to section 906
                         of the Sarbanes-Oxley Act of 2002.
             --------------------

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

                                          By:  BLUE DOLPHIN ENERGY COMPANY


Date: August 15, 2005                     /s/ Ivar Siem
                                          --------------------------------------
                                          Ivar Siem
                                          Chairman and Chief Executive Officer


                                          /s/ Gregory W. Starks
                                          --------------------------------------
                                          Gregory W. Starks
                                          Treasurer
                                          (Principal Accounting and
                                          Financial Officer)

                                 EXHIBIT INDEX

              3.1(1) Amended and Restated Certificate of Incorporation of the Company.

              3.2(2)     Amended and Restated Bylaws of the Company.

             31.1        Ivar Siem Certification Pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to
                         section 302 of the Sarbanes-Oxley Act of 2002.

             31.2        Gregory W. Starks Certification Pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

             32.1        Ivar Siem Certification Pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to
                         section 906 of the Sarbanes-Oxley Act of 2002.

             32.2        Gregory W. Starks Certification Pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to section 906
                         of the Sarbanes-Oxley Act of 2002.
             --------------------

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