Form 10KSB/A
period 2004-12-31
BLUE DOLPHIN ENERGY CO
filed 2005-08-19
CIK 793306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2

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

            As of August 18, 2005, there were outstanding 9,157,917 shares of common stock, par value $.01 per share, of the issuer.

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

                                EXPLANATORY NOTE

        This Amendment No. 2 to our Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 25, 2005 is being filed solely in response to comments received from the staff of the SEC. This filing revises disclosure in Items 1, 7 and 8A of the Form 10-KSB. None of these revisions change our previously reported results, loss from operations, net loss, loss per share or cash flows for the periods included, nor result in a restatement to our financial position or results of operations. Except for such revisions, this amendment does not update any other disclosures contained in the Form 10-KSB filed on March 25, 2005 to reflect developments since the date of such filing.

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
                                                  =========     =========

      Future net cash flows at each year end, as reported in the above schedule, were determined by summing the estimated annual net cash flows computed by: (1) multiplying estimated quantities of proved reserves to be produced during each year by year-end prices and (2) deducting estimated expenditures to be incurred during each year to develop and produce the proved reserves (based on year-end costs).

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

                                    Date:  August 18, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                            TITLE                              DATE
-----------------------   --------------------------------------------   ---------------
/s/ Ivar Siem             Chairman                                       August 18, 2005
-----------------------   (principal executive officer)
Ivar Siem

/s/ Gregory W. Starks     Treasurer                                      August 18, 2005
-----------------------   (principal accounting and financial officer)
Gregory W. Starks

*                         Director                                       August 18, 2005
-----------------------
Laurence N. Benz

*                         Director                                       August 18, 2005
-----------------------
Harris A. Kaffie

*                         Director                                       August 18, 2005
-----------------------
Michael S. Chadwick

*                         Director                                       August 18, 2005
-----------------------
James M. Trimble

*                         Director                                       August 18, 2005
-----------------------
F. Gardner Parker


* By: /s/ Michael J. Jacobson
      ------------------------
      (Attorney-in-Fact)

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