Form 10QSB/A
period 2005-03-31
BLUE DOLPHIN ENERGY CO
filed 2005-11-14
CIK 793306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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

                  .
                  801 TRAVIS, SUITE 2100, HOUSTON, TEXAS 77002
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of November 10, 2005, there were 9,939,302 shares of the registrant's common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A amends the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as amended by Amendment No. 1 on Form 10-QSB/A filed with the Securities and Exchange Commission (the "SEC") on July 6, 2005. As previously disclosed in the Current Report on Form 8-K filed with the SEC on October 31, 2005, our management, in consultation with members of our Audit Committee and UHY Mann Frankfort Stein & Lipp CPAs, LLP, our independent registered public accounting firm, concluded that our previously issued financial statements for the quarterly period ended March 31, 2005 should no longer be relied upon because of errors in the financial statements. The underlying errors relate to our treatment of the "cashless" exercise of compensatory stock options by certain of our directors and employees. This amendment is being filed solely to reflect the restatement of certain financial information for the quarter ended March 31, 2005 to address the errors.

The non-cash compensation expense recognized in this amendment increases the net loss for the quarter ended March 31, 2005 by approximately $533,000, or $.07 per common share. For a more detailed description, see Note 6. "Stock Based Compensation" of the Notes to Condensed Interim Consolidated Financial Statements.

This Form 10-QSB/A amends and restates "Item 1. Financial Statements," "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 3. Controls and Procedures" of Part I of the Form 10-QSB, as amended, for the quarter ended March 31, 2005 to reflect the restatement of certain financial information. Except for Items 1, 2 and 3 of Part I, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, and new certifications from the Chief Executive Officer and Principal Accounting and Financial Officer, no other information included in the original Quarterly Report on Form 10-QSB, as amended, is amended by this Form 10-QSB/A. This report continues to be presented as of the date of the original Quarterly Report on Form 10-QSB, as amended, and we have not updated the disclosure in this report to a later date.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements of Blue Dolphin Energy Company and subsidiaries (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin", "we," "us" and "our") included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. We believe that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Our accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

                                 MARCH 31, 2005

                                                                                  RESTATED
                                                                                ------------
                                     ASSETS
 Current assets:
    Cash and cash equivalents                                                   $  1,262,071
    Accounts receivable                                                              582,936
    Prepaid expenses and other assets                                                262,747
                                                                                ------------
          TOTAL CURRENT ASSETS                                                     2,107,754

 Property and Equipment, at cost:
    Oil and Gas properties, including $103,366 of unproved leasehold cost
       (full-cost method)                                                            443,009
    Pipelines                                                                      4,547,362
    Onshore separation and handling facilities                                     1,664,128
    Land                                                                             860,275
    Other property and equipment                                                     257,020
                                                                                ------------
                                                                                   7,771,794
    Less:  Accumulated depletion, depreciation, amortization and impairment        2,604,761
                                                                                ------------
                                                                                   5,167,033

 Other Assets                                                                         11,359
                                                                                ------------

          TOTAL ASSETS                                                          $  7,286,146
                                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
    Accounts payable                                                            $    930,256
    Notes payable                                                                    300,000
    Current portion of long-term debt                                                130,000
    Accrued expenses and other liabilities                                            50,744
                                                                                ------------
          TOTAL CURRENT LIABILITIES                                                1,411,000

 Long-term debt                                                                    1,040,000
 Interest payable                                                                     21,403
 Asset retirement obligations                                                      1,646,134

 Common Stock, ($.01 par value, 25,000,000 shares authorized, 7,736,199 shares
       issued and outstanding)                                                        77,362
 Additional Paid-in Capital                                                       27,653,881
 Accumulated Deficit                                                             (24,563,634)
                                                                                ------------
                                                                                   3,167,609

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  7,286,146
                                                                                ============

See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                              Three Months
                                                             Ended March 31,
                                                        RESTATED
                                                          2005           2004
                                                       -----------    -----------
Revenue from operations:
  Pipeline operations                                  $   321,615    $   204,039
  Oil and gas sales                                         37,415        154,892
                                                       -----------    -----------
                                                           359,030        358,931
                                                       -----------    -----------

Cost of operations:
  Pipeline operating expenses                              287,860        243,251
  Lease operating expenses                                  16,634         31,839
  Depletion, depreciation and amortization                  85,829        134,782
  General and administrative                               960,740        496,014
  Accretion expense                                         24,405         23,356
                                                       -----------    -----------
                                                         1,375,468        929,242
                                                       -----------    -----------

             LOSS FROM OPERATIONS                       (1,016,438)      (570,311)

Other Income (expense):
  Interest and other expense                               (39,447)       (11,702)
  Interest and other income                                325,448         85,709
  Equity in loss of affiliate                                    -        (23,302)
                                                       -----------    -----------

             LOSS BEFORE INCOME TAXES                     (730,437)      (519,606)

Income taxes                                                     -              -
                                                       -----------    -----------

Net loss                                               $  (730,437)   $  (519,606)
                                                       ===========    ===========
Loss per common share
  - basic and diluted                                  $     (0.10)   $     (0.08)
                                                       ===========    ===========
Weighted average number of common shares outstanding
  - basic and diluted                                    7,669,083      6,663,990
                                                       ===========    ===========

See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                          Three Months
                                                                         Ended March 31,
                                                                     RESTATED
                                                                       2005            2004
                                                                    -----------    -----------
OPERATING ACTIVITIES
  Net loss                                                          $  (730,437)   $  (519,606)
  Adjustments to reconcile net loss to net cash used in operating activities:

         Depletion, depreciation and amortization                        85,829        134,782
         Amortization of debt issue costs                                11,439              -
         Gain on sale of oil and gas property                          (140,409)             -
         Accretion of asset retirement obligations                       24,405         23,356
         Equity in loss of affiliate                                          -         23,302
         Common stock issued for services                                     -         83,000
         Gain on debt restructuring                                    (132,368)             -
         Compensation expense for exercise of stock options             533,445
         Changes in operating assets and liabilities:
             Accounts receivable                                       (266,572)      (124,838)
             Prepaid expenses and other assets                          (80,518)         4,925
             Trade accounts payable and accrued expenses                217,635       (578,445)
                                                                    -----------    -----------
                 NET CASH USED IN
                 OPERATING ACTIVITIES                                  (477,551)      (953,524)
                                                                    -----------    -----------
INVESTING ACTIVITIES
   Property, equipment and other assets                                  (3,284)        (5,767)
   Proceeds from sale of assets                                         214,632              -
   Development costs - New Avoca                                              -        (16,500)
                                                                    -----------    -----------
             NET CASH PROVIDED BY (USED IN)
                 INVESTING ACTIVITIES                                   211,348        (22,267)
                                                                    -----------    -----------

FINANCING ACTIVITIES
   Payments on Borrowings                                               (30,000)             -
   Financing costs                                                       (2,275)             -
                                                                    -----------    -----------
             NET CASH USED IN FINANCING ACTIVITIES                      (32,275)             -
                                                                    -----------    -----------
             DECREASE IN CASH AND CASH EQUIVALENTS                     (298,478)      (975,791)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,560,549      2,702,892
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,262,071    $ 1,727,101
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

The net cash provided by or used in operating, investing and financing activities is summarized below:

                                     Three Months Ended March 31,
                                       (amounts in thousands)
                                     ---------------------------
                                        RESTATED
                                          2005          2004
                                          -----        -----
Net cash provided by (used in):
      Operating activities                $(477)       $(954)
      Investing activities                  211          (22)
      Financing activities                  (32)           -
                                          -----        -----
Net decrease in cash                      $(298)       $(976)
                                          =====        =====

2. RELATED PARTY TRANSACTIONS

On September 8, 2004, we sold the common stock of our wholly owned subsidiary American Resources Offshore, Inc. ("ARO") to Ivar Siem on behalf of those stockholders who hold a number of shares of our common stock above a threshold determined by Mr. Siem, which included 30 of our largest shareholders on a proportionate basis. Messrs. Siem and Kaffie, Michael J. Jacobson, our President, and G. Brian Lloyd, our former Vice President and Treasurer received stock representing approximately 12%, 14%, 3% and 3%, respectively, of ARO. ARO had no revenue and no assets, except for federal net operating loss carryforwards. The consideration paid to us consisted of $1,000 cash, the assumption of the transaction

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                 MARCH 31, 2005

costs, including incremental costs associated with the reporting and disclosure of this transaction incurred by us in our filings with the SEC and any other required filings or announcements, and the assumption of any and all liabilities of ARO.

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

                                                           Weighted-
                                                        Average Number
                                                       of Common Shares         RESTATED
                                          RESTATED      Outstanding and           Per
                                             Net      Potential Dilutive         Share
                                            Loss         Common Shares           Amount
                                         ----------      ----------            ----------
Three months ended March 31, 2005
      Basic and diluted loss per share   $ (730,437)      7,669,083            $    (0.10)
                                         ==========      ==========            ==========


Three months ended March 31, 2004
      Basic and diluted loss per share   $ (519,606)      6,663,990            $    (0.08)
                                         ==========      ==========            ==========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                 MARCH 31, 2005

5. BUSINESS SEGMENT INFORMATION

Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the three months ended March 31, 2005 and 2004, and at March 31, 2005 are as follows:

                                                   RESTATED       Depletion,
                                                   Operating   Depreciation and
                                     Revenues       Loss(*)      Amortization
                                     --------     ----------   ----------------
Three months ended March 31, 2005:
      Pipeline operations            $ 321,615      (349,604)      81,873
      Oil and gas exploration and
           production                   37,415       (16,058)       1,372
      Other                                  -      (650,776)       2,584
                                     ---------    ----------      -------
      Consolidated                     359,030    (1,016,438)      85,829
                                     ---------                    -------
      Other income, net                              286,001
                                                  ----------
      Loss before income taxes                      (730,437)

Three months ended March 31, 2004:
      Pipeline operations            $ 204,039      (317,915)      81,798
      Oil and gas exploration and
           production                  154,892       (63,877)      49,791
      Other                                  -      (188,519)       3,193
                                     ---------    ----------      -------
      Consolidated                     358,931      (570,311)     134,782
                                     ---------                    -------
      Other income, net                               50,705
                                                  ----------
      Loss before income taxes                      (519,606)

                                                          March 31, 2005
                                                          --------------
Identifiable assets:
    Pipeline operations                                    $  5,637,412
    Oil and gas exploration and production                      462,470
    Other                                                     1,186,264
                                                           ------------
        Consolidated                                       $  7,286,146
                                                           ============

(*) Consolidated loss from operations includes $648,211 and $185,326 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $2,584 and $3,193 for the three months ended March 31, 2005 and 2004, respectively. All unallocated amounts are included in "Other".

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                 MARCH 31, 2005

6. STOCK BASED COMPENSATION

We account for stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expense of $533,445 was recognized in the three months ended March 31, 2005. Recognition of this non-cash expense is required by Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"). Pursuant to FIN 44, stock options exercised in a "cashless" manner by surrendering a portion of the option shares issued to pay the option exercise price, trigger variable accounting treatment, requiring the measurement of compensation expense at a period beyond the date of grant.

In the fiscal quarter ending March 31, 2006, we will begin accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123R "Share-Based Payment." SFAS No. 123R is a revision to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. It requires that such transactions be accounted for using a fair value-based method.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                                 Three months ended
                                                                       March 31,
                                                                ---------------------
                                                                RESTATED
                                                                  2005         2004
                                                                ---------    --------
                                                       (in thousands, except per share amounts)
Net loss, as reported...............................            $    (730)   $   (520)
Add: Total stock-based employee compensation
   expense included in reported net loss,
   net of related tax effects                                   $     533           -
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for awards, net of related tax effects.....                  (66)          -
                                                                ---------    --------
Pro forma net loss..................................            $    (263)   $   (520)
                                                                =========    ========
Net loss per share:

Basic and Diluted - as reported                                 $   (0.03)   $  (0.08)
                                                                =========    ========
Basic and Diluted - pro forma                                   $   (0.03)   $  (0.08)
                                                                =========    ========

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Forward Looking Statements. Certain of the statements included in this quarterly report on Form 10-QSB, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "plan," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin," "we," "us" and "our") cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

While we have been able to implement cost savings measures and restructure the terms of some of our indebtedness we were not able to generate sufficient cash from operations to cover operating costs and general and administrative expenses. Furthermore, our financial condition has been significantly and negatively affected by the poor performance of our businesses and our significant indebtedness. For the three months ended March 31, 2005, we generated total revenues of approximately $360,000 while operating costs and general and administrative expenses, totaled approximately $1,265,000, including non-cash compensation expense of $533,445 associated with cashless exercises of stock options.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes certain of our contractual obligations and other commercial commitments at March 31, 2005 (amounts in thousands):

                                                                         Payments Due by Period
                                             ------------------------------------------------------------------------
Contractual Obligations and Other                               1 year                                        After
Commercial Commitments                           Total          or less      1-3 years      3-5 years        5 years
---------------------------------            -------------     ---------     ----------     ----------      ---------
Accounts Payable - Tetra                     $         278           278              -              -              -
Notes Payable and Long-Term Debt                     1,506           445          1,061
Operating Leases, net of sublease                      215           120             91              4              -
Abandonment - Costs                                  1,646             -            191              -          1,455
                                             -------------     ---------     ----------     ----------      ---------

Total Contractual Obligations
and Other Commercial Commitments             $       3,645           843          1,343              4          1,455
                                             =============     =========     ==========     ==========      =========

The following table summarizes our financial position for the periods indicated (amounts in thousands):

                                             RESTATED
                                             March 31,                         December 31,
                                               2005                               2004
                                      -----------------------            ----------------------
                                         Amount            %                Amount           %
                                      -----------         ---            -----------        ---
Working Capital                       $       697          12            $       404          7
Property and equipment, net                 5,167          88                  5,324         93
Other noncurrent assets                        11           -                     11          -
                                      -----------         ---            -----------        ---

       Total                          $     5,875         100            $     5,739        100
                                      ===========         ===            ===========        ===

Long-term Liabilities                 $     2,707          46            $     2,374         41
Stockholders' equity                        3,168          54                  3,365         59
                                      -----------         ---            -----------        ---

       Total                          $     5,875         100            $     5,739        100
                                      ===========         ===            ===========        ===

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

We reported a net loss for the three months ended March 31, 2005 ("current period") of $730,437 compared a net loss of $519,606 reported for the three months ended March 31, 2004 ("previous period").

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

General and administrative. General and administrative expenses increased by $464,726 to $960,740 in the current period. The increase was due to recognition of $533,445 of non-cash compensation expense associated with "cashless" exercises of 156,250 stock options by certain of our directors and employees during the period, offset by lower personnel and other costs as a result of our cost reduction plans implemented in 2003 and 2004. The 2004 cost reductions included the termination of certain employees in mid 2004. The annual cost savings associated with measures taken is expected to be approximately $360,000. If our business activities expand, we will need to hire additional employees, and personnel and associated costs will increase.

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

RECENT ACCOUNTING DEVELOPMENTS

See Note 8 in Item 1.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Subsequent to the filing of the Form 10-QSB/A for the period ending March 31, 2005, it was determined that the adequacy of our disclosure controls and procedures was impacted by a deficiency in our internal control over financial reporting with respect to the application of generally accepted accounting principles ("GAAP") to the "cashless" exercise of stock options by certain directors and employees. We account for stock-based compensation as fixed awards under the Intrinsic Value Method as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Under

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

APB No. 25, the compensation expense associated with option grants that receive fixed accounting treatment is measured at the grant date. When variable accounting treatment is applied, compensation expense is measured again and recognized at periods after the initial measurement date. We have concluded, after consultation with UHY, that options exercised in the first and second quarters of 2005 using the "cashless" exercise method require variable accounting treatment under Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"). The error in our reporting of compensation expense which was discovered after the filing of the Quarterly Report for the quarter ended June 30, 2005, resulted in the restatement of the financial information for the quarter ended March 31, 2005, as described in Part I, Item 1, Note 6. "Stock Based Compensation" to the condensed interim consolidated financial statements included in this Form 10-QSB/A.

Management had previously concluded that our disclosure controls and procedures were effective as of March 31, 2005 and reported that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, upon discovery of this error in application of GAAP, management has concluded that a significant deficiency existed in our internal control over financial reporting with respect to the application of GAAP to our financial statements and our disclosure controls and procedures were not effective as of March 31, 2005.

In response to the identified deficiency, we have taken remedial steps to improve the control processes regarding the application of GAAP and preparation and review of the consolidated financial statements. Specifically, key personnel involved in our financial reporting process have enhanced the process through which authoritative guidance will be monitored on a regular basis. On-going reviews of authoritative guidance are being conducted in order to ensure that the guidance is being complied with in the preparation of the financial statements, related disclosures and periodic filings with the SEC. In the beginning of the third quarter prior to the filing of the 10-QSB for the second quarter, we also implemented changes in our internal controls over financial reporting in the form of more in-depth project status review procedures. All of these changes were designed to enhance our existing disclosure controls and procedures. Other than the changes discussed above, there have been no changes made in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

                                    By: BLUE DOLPHIN ENERGY COMPANY

Date: November 10, 2005             /s/ Ivar Siem
                                    --------------------------------------------
                                    Ivar Siem
                                    Chairman and Chief Executive Officer

                                    /s/ Gregory W. Starks
                                    --------------------------------------------
                                    Gregory W. Starks
                                    Treasurer
                                    (Principal Accounting and Financial Officer)

                                INDEX TO EXHIBITS

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