Form 10QSB/A
period 2005-06-30
BLUE DOLPHIN ENERGY CO
filed 2005-11-14
CIK 793306

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

For the transition period from__________to________

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A amends the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission (the "SEC") on August 15, 2005. As previously disclosed in the Current Report on Form 8-K filed with the SEC on October 31, 2005, our management, in consultation with members of our Audit Committee and UHY Mann Frankfort Stein & Lipp CPAs, LLP, our independent registered public accounting firm, concluded that our previously issued financial statements for the quarterly period ended June 30, 2005 should no longer be relied upon because of errors in the financial statements. The underlying errors relate to our treatment of the "cashless" exercise of compensatory stock options by certain of our directors and employees. This amendment is being filed solely to reflect the restatement of certain financial information for the quarter ended June 30, 2005 to address the errors.

The non-cash compensation expense recognized in this amendment increases the net loss for the quarter ended June 30, 2005 by approximately $153,000, or $.02 per common share. For a more detailed description, see Note 5. "Stock Based Compensation" of the Notes to Condensed Interim Consolidated Financial Statements.

This Form 10-QSB/A amends and restates "Item 1. Financial Statements," "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 3. Controls and Procedures" of Part I of the Form 10-QSB, for the quarter ended June 30, 2005 to reflect the restatement of certain financial information. Except for Items 1, 2 and 3 of Part I, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, and new certifications from the Chief Executive Officer and Principal Accounting and Financial Officer, no other information included in the original Quarterly Report on Form 10-QSB is amended by this Form 10-QSB/A. This report continues to be presented as of the date of the original Quarterly Report on Form 10-QSB and we have not updated the disclosure in this report to a later date.

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

                           BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

                                  JUNE 30, 2005

                                                                                                      RESTATED
                                                                                                    -------------
                                     ASSETS

 Current assets:
    Cash and cash equivalents                                                                       $     870,260
    Accounts receivable                                                                                   298,975
    Prepaid expenses and other assets                                                                     192,691
                                                                                                    -------------
                 TOTAL CURRENT ASSETS                                                                   1,361,926

 Property and Equipment, at cost:
    Oil and Gas properties, including $104,616 of unproved leasehold cost  (full-cost method)             444,571
    Pipelines                                                                                           4,547,362
    Onshore separation and handling facilities                                                          1,664,128
    Land                                                                                                  860,275
    Other property and equipment                                                                          259,366
                                                                                                    -------------
                                                                                                        7,775,702
    Less: Accumulated depletion, depreciation, amortization and impairment                              2,689,817
                                                                                                    -------------
                                                                                                        5,085,885

 Other Assets                                                                                              11,359
                                                                                                    -------------
                 TOTAL ASSETS                                                                       $   6,459,170
                                                                                                    =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
    Accounts payable                                                                                $     597,587
    Notes payable                                                                                         750,000
    Current portion of long-term debt                                                                     120,000
    Accrued expenses and other liabilities                                                                108,231
                                                                                                    -------------
                 TOTAL CURRENT LIABILITIES                                                              1,575,818

 Long-term debt                                                                                           560,000
 Asset retirement obligations                                                                           1,670,538

 Common Stock, ($.01 par value, 25,000,000 shares authorized, 9,123,287 shares                             91,233
   issued and outstanding)
 Additional Paid-in Capital                                                                            27,793,038
 Accumulated Deficit                                                                                  (25,231,457)
                                                                                                    -------------
                 TOTAL STOCKHOLDERS' EQUITY                                                             2,652,814

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   6,459,170
                                                                                                    =============

See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                                   Three Months
                                                                                                   Ended June 30,
                                                                                             RESTATED
                                                                                              2005                2004
                                                                                          -------------      ------------
Revenue from operations:
   Pipeline operations                                                                   $     327,093       $    193,498
   Oil and gas sales                                                                            42,336            126,278
   Gain on sale of oil and gas property                                                              -             25,809
                                                                                         -------------      -------------
                                                                                               369,429            345,585
                                                                                         -------------      -------------

Cost of operations:
   Pipeline operating expenses                                                                 200,189            405,281
   Lease operating expenses                                                                     41,225             35,187
   Depletion, depreciation and amortizaton                                                      85,056            119,726
   General and administrative                                                                  648,086            400,227
   Accretion expense                                                                            24,404             23,286
                                                                                         -------------      -------------
                                                                                               998,960            983,707
                                                                                         -------------      -------------

              LOSS FROM OPERATIONS                                                            (629,531)          (638,122)

Other Income (expense):
   Interest and other expense                                                                  (41,184)          (213,960)
   Interest and other income                                                                     2,892             53,744
   Equity in loss of affiliate                                                                       -            (25,068)
                                                                                         -------------      -------------

              LOSS BEFORE INCOME TAXES                                                        (667,823)          (823,406)

Income taxes                                                                                         -                  -
                                                                                         -------------      -------------

Net loss                                                                                 $    (667,823)      $   (823,406)
                                                                                         =============      =============
Loss per common share
   - basic and diluted                                                                   $       (0.08)      $      (0.12)
                                                                                         =============      =============
Weighted average number of common shares outstanding
   - basic and diluted                                                                       8,777,142          6,712,438
                                                                                          ============      =============

See accompanying notes to the condensed consolidated financial statements.

                    BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                                      Six Months
                                                                                                    Ended June 30,
                                                                                            RESTATED
                                                                                              2005               2004
                                                                                          -------------       ------------
Revenue from operations:
   Pipeline operations                                                                   $     648,708       $    397,537
   Oil and gas sales                                                                            79,751            281,170
   Gain on sale of oil and gas property                                                              -             25,809
                                                                                         -------------       ------------
                                                                                               728,459            704,516
                                                                                         -------------       ------------

Cost of operations:
   Pipeline operating expenses                                                                 488,049            648,532
   Lease operating expenses                                                                     57,859             67,026
   Depletion, depreciation and amortizaton                                                     170,885            254,508
   General and administrative                                                                1,608,826            896,241
   Accretion expense                                                                            48,809             46,642
                                                                                         -------------       ------------
                                                                                             2,374,428          1,912,949
                                                                                         -------------       ------------

              LOSS FROM OPERATIONS                                                          (1,645,969)        (1,208,433)

Other Income (expense):
   Interest and other expense                                                                  (80,631)          (225,662)
   Interest and other income                                                                   328,340            139,453
   Equity in loss of affiliate                                                                       -            (48,370)
                                                                                         -------------       ------------

              LOSS BEFORE INCOME TAXES                                                      (1,398,260)        (1,343,012)
                                                                                         -------------       ------------

Income taxes                                                                                         -                  -
                                                                                         -------------       ------------

Net loss                                                                                 $  (1,398,260)      $ (1,343,012)
                                                                                         =============       ============
Loss per common share
   - basic and diluted                                                                   $       (0.18)      $      (0.20)
                                                                                         =============       ============
Weighted average number of common shares outstanding
   - basic and diluted                                                                       7,871,972          6,688,082
                                                                                          ============       ============

See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                         RESTATED
                                                                                           2005                    2004
                                                                                       -------------           ------------
OPERATING ACTIVITIES
   Net loss                                                                            $  (1,398,260)          $ (1,343,012)
   Adjustments to reconcile net loss to net cash used in operating activities:
             Depletion, depreciation and amortization                                        170,885                254,508
             Amortization of debt issue costs                                                 27,501                      -
             Gain on sale of oil and gas property                                           (140,409)               (25,809)
             Accretion of asset retirement obligations                                        48,809                 46,642
             Equity in loss of affiliate                                                           -                 48,370
             Common stock issued for services                                                      -                 83,000
             Gain on debt restructuring                                                     (132,368)                     -
             Compensation expense for exercise of stock options                              686,472
             Changes in operating assets and liabilities:
                  Accounts receivable                                                         17,389                245,318
                  Prepaid expenses and other assets                                          (26,523)               (27,990)
                  Accounts payable and other liabilities                                     (78,950)              (936,866)
                                                                                       -------------           ------------
                       NET CASH USED IN
                       OPERATING ACTIVITIES                                                 (825,454)            (1,655,839)
                                                                                       -------------           ------------
INVESTING ACTIVITIES
     Property, equipment and other assets                                                     (7,192)                (9,556)
     Proceeds from sale of assets                                                            214,632                 34,183
     Development costs - New Avoca                                                                 -                (41,667)
                                                                                       -------------           ------------

              NET CASH PROVIDED BY (USED IN)                                                 207,440                (17,040)
                                                                                       -------------           ------------
                         INVESTING ACTIVITIES

FINANCING ACTIVITIES
     Payments on Borrowings                                                                  (70,000)                     -
     Financing costs                                                                          (2,275)                     -
                                                                                       -------------           ------------
              NET CASH USED IN FINANCING ACTIVITIES                                          (72,275)                     -
                                                                                       -------------           ------------
              DECREASE IN CASH AND CASH EQUIVALENTS                                         (690,289)            (1,672,879)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,560,549              2,702,892
                                                                                       -------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $     870,260           $  1,030,013
                                                                                       =============           ============

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

The net cash provided by or used in operating, investing and financing activities is summarized below:

                                                   Six Months Ended June 30,
                                                     (amounts in thousands)
                                               ---------------------------------
                                               RESTATED
                                                2005                      2004
                                               ------                   --------
Net cash provided by (used in):
          Operating activities                 $(825)                   $(1,656)
          Investing activities                   207                        (17)
          Financing activities                   (72)                         -
                                               -----                    -------
Net decrease in cash                           $(690)                   $(1,673)
                                               =====                    =======

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

Employee stock options and stock warrants at June 30, 2005 and 2004 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

                                                                  Weighted-
                                                               Average Number
                                                              of Common Shares       RESTATED
                                                               Outstanding and         Per
                                              RESTATED        Potential Dilutive      Share
                                              Net Loss          Common Shares         Amount
                                           ------------       ------------------     --------
Six Months ended June 30, 2005
       Basic and diluted loss per share    $ (1,398,260)          7,871,972          $  (0.18)
                                           ============           =========          ========

Six Months ended June 30, 2004
       Basic and diluted loss per share    $ (1,343,012)          6,688,082          $  (0.20)
                                           ============           =========          ========

Quarter ended June 30, 2005
       Basic and diluted loss per share    $   (667,823)          8,777,142          $  (0.08)
                                           ============           =========          ========

Quarter ended June 30, 2004
       Basic and diluted loss per share    $   (823,406)          6,712,438          $  (0.12)
                                           ============           =========          ========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                  JUNE 30, 2005

4. BUSINESS SEGMENT INFORMATION

Our income producing operations are conducted in two principal business segments: pipeline transportation services and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the six months and three months ended June 30, 2005 and 2004, and at June 30, 2005 are as follows:

                                                             RESTATED       Depletion,
                                                            Operating    Depreciation and
                                               Revenues      Loss(*)       Amortization
                                               --------     ---------    -----------------
Six months ended June 30, 2005
     Pipeline operations                       $648,708       (613,326)         161,795
     Oil and gas exploration and production      79,751        (58,179)           4,305
     Other                                            -       (974,464)           4,785
                                               --------     ----------          -------
     Consolidated                               728,459     (1,645,969)         170,885
                                               --------                         -------
     Other income (loss), net                                  247,709
                                                            ----------
     Loss before income taxes                               (1,398,260)


Six months ended June 30, 2004
     Pipeline operations                       $397,537       (800,888)         163,671
     Oil and gas exploration and production     281,170       (121,170)          84,789
     Other                                            -       (312,184)           6,048
                                               --------     ----------          -------
     Consolidated                               678,707     (1,234,242)         254,508
                                               --------                         -------
     Other income (loss), net                                 (108,770)
                                                            ----------
     Loss before income taxes                               (1,343,012)


Quarter ended June 30, 2005
     Pipeline operations                       $327,093       (263,722)          79,921
     Oil and gas exploration and production      42,336        (42,121)           2,934
     Other                                            -       (323,688)           2,201
                                               --------     ----------          -------
     Consolidated                               369,429       (629,531)          85,056
                                               --------                         -------
     Other income (loss), net                                  (38,292)
                                                            ----------
     Loss before income taxes                                 (667,823)


Quarter ended June 30, 2004
     Pipeline operations                       $193,498       (482,974)          81,874
     Oil and gas exploration and production     126,278        (57,293)          34,997
     Other                                            -       (123,664)           2,855
                                               --------     ----------          -------
     Consolidated                               319,776       (663,931)         119,726
                                               --------                         -------
     Other income (loss), net                                 (159,475)
                                                            ----------
     Loss before income taxes                                 (823,406)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                 JUNE 30, 2005

                                                 June 30, 2005
                                                 -------------
Identifiable assets:
  Pipeline operations                            $   5,712,683
  Oil and gas exploration and production               260,424
  Other                                                486,063
                                                 -------------
      Consolidated                               $   6,459,170
                                                 =============

----------
(*) Consolidated loss from operations includes $969,699 and $306,136 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $4,785 and $6,048 for the six months ended June 30, 2005 and 2004, respectively. All unallocated amounts are included in "Other."

      Consolidated loss from operations includes $321,488 and $120,809 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $2,201 and $2,855 for the quarters ended June 30, 2005 and 2004, respectively. All unallocated amounts are included in "Other."

5. STOCK BASED COMPENSATION

We account for stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expense of $153,027 and $686,472 was recognized in the three months and six months ended June 30, 2005, respectively. Recognition of this non-cash expense is required by Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - - An Interpretation of APB Opinion No. 25" ("FIN 44"). Pursuant to FIN 44, stock options exercised in a "cashless" manner by surrendering a portion of the option shares issued to pay the option exercise price, trigger variable accounting treatment, requiring the measurement of compensation expense at a period beyond the date of grant.

In the fiscal quarter ending March 31, 2006, we will begin accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123R "Share-Based Payment". SFAS No. 123R is a revision to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transaction using APB Opinion No. 25. It requires that such transactions be accounted for using a fair value-based method.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                                  JUNE 30, 2005

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                                         Three months ended     Six months ended
                                                                             June 30,                June30,
                                                                         -------------------    ------------------
                                                                         RESTATED               RESTATED
                                                                           2005       2004        2005      2004
                                                                         -------    --------    -------    -------
                                                                          (in thousands, except per share amounts)
                                                                         -----------------------------------------
Net loss, as reported..........................................          $  (668)   $   (823)   $(1,398)   $(1,343)
Add: Total stock-based employee compensation
   included in reported net loss, net of related tax effects...          $   153           -    $   686          -
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for awards, net of related tax effects................                -           -        (66)         -
                                                                         -------    --------    -------    -------
Pro forma net loss.............................................          $  (515)   $   (823)   $  (778)   $(1,343)
                                                                         =======    ========    =======    =======
Net loss per share:
Basic and Diluted - as reported................................          $ (0.06)   $  (0.12)   $ (0.09)   $ (0.20)
                                                                         =======    ========    =======    =======
Basic and Diluted - pro forma..................................          $ (0.06)   $  (0.12)   $ (0.10)   $ (0.20)
                                                                         =======    ========    =======    =======

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

The FASB has issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

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

At the beginning of 2004 we faced, and we continue to face, a significant liquidity shortage. We estimated that we would need to raise approximately $1,500,000 to satisfy our liquidity and working capital requirements through 2004. To address our liquidity shortage and improve our financial performance in 2004 we:

            - Implemented cost savings measures that included, among other things, reducing the number of employees and contract personnel,

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

            - Raised capital through the issuance of $750,000 of promissory notes in September 2004,

            - Sold our interest in New Avoca Gas Storage, LLC for approximately $930,000 in October 2004, and

            - Negotiated an increase in gas transportation rates on the Blue Dolphin System effective October 2004,

As a result of our ongoing liquidity problems, our independent, registered public accounting firm, UHY Mann Frankfort Stein & Lipp CPAs, LLP added an explanatory paragraph in their opinion on our consolidated financial statements as of the year ended December 31, 2004, indicating that substantial doubt exists about our ability to continue as a going concern. Although we took certain steps in 2004 to address our liquidity shortage and improve our financial performance at the beginning of 2005, we estimated that we would need to raise approximately $500,000 to satisfy our liquidity and working capital requirements through 2005. At June 30, 2005 we had a working capital deficit of $200,000. To address our liquidity shortage in 2005 we:

            - Extended the maturity date and deferred interest payments on $450,000 aggregate principal amount of promissory notes issued in September 2004, and

            - Restructured the terms of our indebtedness to MCNIC Pipeline and Processing Group, Inc. ("MCNIC") by reducing the principal amount of the indebtedness to $250,000 and having all accrued and unpaid interest forgiven.

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

LIQUIDITY AND CAPITAL RESOURCES

While we have been able to implement cost savings measures and restructure the terms of some of our indebtedness we were not able to generate sufficient cash from operations to cover operating costs and general and administrative expenses. For the six months ended June 30, 2005, we generated total revenues of approximately $728,000 while operating costs and general administrative expenses totaled approximately $2,154,734, including non-cash compensation expense of $686,472 associated with "cashless" exercises of stock options. We had a working capital deficit of approximately $200,000. Our financial condition has been significantly and negatively affected by the poor performance of our businesses and our significant indebtedness.

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

The following table summarizes certain of our contractual obligations and other commercial commitments at June 30, 2005 (amounts in thousands):

                                               Payments Due by Period
                                   -------------------------------------------------------
Contractual Obligations and Other                  1 year                           After
Commercial Commitments                  Total     or less    1-3 years  3-5 years  5 years
---------------------------------  -------------  ---------  ---------  ---------  -------
Accounts Payable - Tetra           $         111        111          -          -        -
Notes Payable and Long-Term Debt           1,484        924        560          -        -
Operating Leases, net of sublease            205        123         70         12        -
Abandonment - Costs                        1,671          -        194          -    1,477
                                   -------------  ---------  ---------  ---------  -------
Total Contractual Obligations
and Other Commercial Commitments   $       3,471      1,158        824         12    1,477
                                   =============  =========  =========  =========  =======

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our financial position for the periods indicated (amounts in thousands):

                                     RESTATED
                                     June 30,                  December 31,
                                       2005                       2004
                             -----------------------   ------------------------
                                 Amount         %         Amount          %
                             ------------  ---------   -------------  ---------
Working Capital              $      (214)         (4)  $         404          7
Property and equipment, net         5,086        104           5,324         93
Other noncurrent assets                11          -              11          -
                             ------------  ---------   -------------  ---------

       Total                 $      4,883        100   $       5,739        100
                             ============  =========   =============  =========

Long-term Liabilities        $      2,230         46   $       2,374         41
Stockholders' equity                2,653         54           3,365         59
                             ============  =========   =============  =========

       Total                 $      4,883        100   $       5,739        100
                             ============  =========   =============  =========

Our financial condition continues to be adversely affected by the poor performance of our business and we have not been able to generate sufficient cash from operations to cover operating costs and general and administrative expenses. Natural gas transportation throughput on our Blue Dolphin System is currently 6 MMBtu per day representing approximately 4% of system capacity. However, we believe, that the Blue Dolphin System is in a market area that is experiencing an increased level of interest by oil and gas operators based on the recent leasing activity in the lease blocks surrounding the pipelines. Effective October 1, 2004, we renegotiated the gas transportation rates on the Blue Dolphin System due to operating losses incurred from operating the system. As a result, gas transportation revenues from the Blue Dolphin System for the first half of 2005 totaled approximately $436,000. Without the increased rates, gas transportation revenues would have been approximately $121,000 for this same period. Future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipeline systems, and attraction and retention of producer/shippers to the systems. Three new successful wells have recently been drilled in lease blocks in the vicinity of the Blue Dolphin Pipeline. We have entered into transportation and handling agreements with the operator of one of the wells and are currently negotiating with the operators of the other two wells. As a result of current and anticipated drilling activity around the Blue Dolphin System, we expect that utilization of the Blue Dolphin System will increase in late 2005.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

We reported a net loss for the six months ended June 30, 2005 ("current period") of $1,398,260 compared a net loss of $1,343,012 reported for the six months ended June 30, 2004 ("previous period"). For the three months ended June 30, 2005 ("current quarter"), we reported a net loss of $667,823, compared to a net loss of $823,406 for the three months ended June 30, 2004 ("previous quarter").

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

General and administrative. General and administrative expenses increased by $712,585 to $1,608,826 in the current period. The increase was due primarily to recognition of $686,472 of non-cash compensation expense associated with "cashless" exercises of 236,821 stock options by certain of our directors and employees and to a lesser extent by higher legal and consulting expenses associated with our efforts to raise capital, offset by lower personnel and other costs as a result of our cost reduction plans implemented in 2003 and 2004. The 2004 cost reductions included the termination of certain employees in mid 2004. If our business activities expand, we will need to hire additional employees, and our personnel and associated costs will increase.

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

General and administrative. General and administrative expenses increased by $247,859 to $648,086 in the current quarter. The increase was primarily due to recognition of $153,027 of non-cash compensation expense associated with "cashless" exercises of 80,571 stock options by certain of our directors and employees and to a lesser extent by higher legal and consulting expenses associated with our efforts to raise capital, offset by lower personnel and other costs as a result of our cost reduction plans implemented in 2003 and 2004.

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

Subsequent to the filing of the Form 10-QSB for the period ending June 30, 2005, it was determined that the adequacy of our disclosure controls and procedures was impacted by a deficiency in our internal control over financial reporting with respect to the application of generally accepted accounting principles ("GAAP") to the "cashless" exercise of stock options by certain directors and employees. We account for stock-based compensation as fixed awards under the Intrinsic Value Method as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, the compensation expense associated with option grants that receive fixed accounting treatment is measured at the grant date. When variable accounting treatment is applied, compensation expense is measured again and recognized at periods after the initial measurement date. We have concluded, after consultation with UHY, that options exercised in the first and second quarters of 2005 using the "cashless" exercise method require variable accounting treatment under Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"). The error in our reporting of compensation expense which was discovered after the filing of the Quarterly Report for the quarter ended June 30, 2005, resulted in the restatement of the financial information for the quarter ended June 30, 2005, as described in
Part I, Item 1, Note 5. "Stock Based Compensation" to the condensed interim consolidated financial statements included in this Form 10-QSB/A.

Management had previously concluded that our disclosure controls and procedures were effective as of June 30, 2005 and reported that there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, upon discovery of this error in application of GAAP, management has concluded that a significant deficiency existed in our internal control over financial reporting with respect to the application of GAAP to our financial statements and our disclosure controls and procedures were not effective as of June 30, 2005.

In response to the identified deficiency, we have taken remedial steps to improve the control processes regarding the application of GAAP and preparation and review of the consolidated financial statements. Specifically, key personnel involved in our financial reporting process have enhanced the process through which authoritative guidance will be monitored on a regular basis. On-going reviews of authoritative guidance are being conducted in order to ensure that the guidance is being complied with in the preparation of the financial statements, related disclosures and periodic filings with the SEC. As previously disclosed, there were also changes in our internal controls over financial reporting in the form of more in-depth project status review procedures. All of these changes were designed to enhance our existing disclosure controls and procedures. Other than the changes discussed above, there have been no changes made in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

                                           By:  BLUE DOLPHIN ENERGY COMPANY

Date:  November 10, 2005                   /s/ Ivar Siem
                                           -------------------------------------
                                           Ivar Siem
                                           Chairman and Chief Executive Officer

                                           /s/ Gregory W. Starks
                                           -------------------------------------
                                           Gregory W. Starks
                                           Treasurer
                                           (Principal Accounting and Financial
                                              Officer)

                                INDEX TO EXHIBITS

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