Form 10QSB
period 2005-09-30
BLUE DOLPHIN ENERGY CO
filed 2005-11-14
CIK 793306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: SEPTEMBER 30, 2005

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________to ________________

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

As of November 14, there were 9,939,302 shares of the registrant's common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements of Blue Dolphin Energy Company and subsidiaries (referred to herein, with its predecessors and subsidiaries, as "Blue Dolphin," "the Company," "we," "us" and "our") included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. We believe that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

               The remainder of this page left blank intentionally

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

                               SEPTEMBER 30, 2005

                                    ASSETS
Current assets:
   Cash and cash equivalents                                                    $  1,301,420
   Accounts receivable                                                               754,062
   Prepaid expenses and other assets                                                 117,868
                                                                                ------------
                          TOTAL CURRENT ASSETS                                     2,173,350

Property and Equipment, at cost:
   Oil and Gas properties, including $62,023 of unproved leasehold cost              557,364
           (full-cost method)
   Pipelines                                                                       4,542,707
   Onshore separation and handling facilities                                      1,664,128
   Land                                                                              860,275
   Other property and equipment                                                      263,983
                                                                                ------------
                                                                                   7,888,457
   Less:  Accumulated depletion, depreciation, amortization and impairment         2,813,662
                                                                                ------------
                                                                                   5,074,795

Other Assets                                                                          11,359
                                                                                ------------

                          TOTAL ASSETS                                          $  7,259,504
                                                                                ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                             $    515,569
   Notes payable                                                                     450,000
   Current portion of long-term debt                                                 120,000
   Accrued expenses and other liabilities                                             94,631
                                                                                ------------
                          TOTAL CURRENT LIABILITIES                                1,180,200

Long-term debt                                                                       530,000
Asset retirement obligations                                                       1,735,245

Common Stock, ($.01 par value, 25,000,000 shares authorized, 9,939,302 shares         99,393
            issued and outstanding)
Additional Paid-in Capital                                                        27,915,674
Accumulated Deficit                                                              (24,201,008)
                                                                                ------------
                          TOTAL STOCKHOLDERS' EQUITY                               3,814,059

                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  7,259,504
                                                                                ============

   See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                             Three Months
                                                          Ended September 30,
                                                          2005           2004
                                                       -----------    -----------
Revenue from operations:
   Pipeline operations                                 $   342,740    $   187,911
   Oil and gas sales                                     1,764,828         67,878
   Gain on sale of oil and gas property                          -              -
                                                       -----------    -----------
                                                         2,107,568        255,789
                                                       -----------    -----------

Cost of operations:
   Pipeline operating expenses                             290,981        207,965
   Lease operating expenses                                 56,914         24,296
   Depletion, depreciation and amortizaton                 122,513         91,675
   General and administrative                              547,400        437,970
   Accretion expense                                        30,475         26,881
                                                       -----------    -----------
                                                         1,048,283        788,787
                                                       -----------    -----------
              INCOME (LOSS) FROM OPERATIONS              1,059,285       (532,998)

Other income (expense):
   Interest and other expense                              (29,775)       (90,545)
   Interest and other income                                   938        108,878
   Equity in loss of affiliate                                   -        (25,830)
                                                       -----------    -----------
              INCOME (LOSS) BEFORE INCOME TAXES          1,030,448       (540,495)

Income taxes                                                     -              -
                                                       -----------    -----------

Net income (loss)                                      $ 1,030,448    $  (540,495)
                                                       ===========    ===========

Income (loss) per common share
    - basic                                            $      0.11    $     (0.08)
                                                       ===========    ===========
    - diluted                                          $      0.11    $     (0.08)
                                                       ===========    ===========

Weighted average number of common shares outstanding
    - basic                                              9,341,582      6,748,237
                                                       ===========    ===========
    - diluted                                            9,431,608      6,748,237
                                                       ===========    ===========

See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                              Nine Months
                                                          Ended September 30,
                                                          2005           2004
                                                       -----------    -----------
Revenue from operations:
   Pipeline operations                                 $   991,448    $   585,448
   Oil and gas sales                                     1,844,579        349,048
   Gain on sale of oil and gas property                          -        25,809
                                                       -----------    -----------
                                                         2,836,027        960,305
                                                       -----------    -----------

Cost of operations:
   Pipeline operating expenses                             779,030        856,497
   Lease operating expenses                                114,773         91,322
   Depletion, depreciation and amortizaton                 293,398        346,183
   General and administrative                            2,156,226      1,334,211
   Accretion expense                                        79,284         73,523
                                                       -----------    -----------
                                                         3,422,711      2,701,736
                                                       -----------    -----------

              LOSS FROM OPERATIONS                        (586,684)    (1,741,431)

Other income (expense):
   Interest and other expense                             (110,406)      (316,207)
   Interest and other income                               329,278        248,331
   Equity in loss of affiliate                                   -        (74,200)
                                                       -----------    -----------

              LOSS BEFORE INCOME TAXES                    (367,812)    (1,883,507)

Income taxes                                                     -              -
                                                       -----------    -----------

Net loss                                               $  (367,812)   $(1,883,507)
                                                       ===========    ===========

Loss per common share
   - basic and diluted                                 $     (0.04)   $     (0.28)
                                                       ===========    ===========
Weighted average number of common shares outstanding
   - basic and diluted                                   8,367,226      6,708,060
                                                       ===========    ===========

See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                      Nine Months
                                                                   Ended September 30,
                                                                   2005          2004
                                                               -----------    -----------
OPERATING ACTIVITIES
   Net loss                                                    $  (367,812)   $(1,883,507)
   Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
             Depletion, depreciation and amortization              293,398        346,183
             Amortization of debt issue costs                       36,712         53,543
             Gain on sale of oil and gas property                 (140,409)       (25,809)
             Accretion of asset retirement obligations              79,284         73,523
             Gain on modification of McNic note                   (132,368)             -
             Equity in loss of affiliate                                 -         74,200
             Common stock issued for services                      804,368        112,001
             Compensation from issuance of warrants                      -         76,768
             Changes in operating assets and liabilities:
                  Accounts receivable                             (437,698)       164,429
                  Prepaid expenses and other assets                 11,803         22,955
                  Accounts payable and other liabilities          (141,294)    (1,471,053)
                                                               -----------    -----------
              NET CASH PROVIDED BY (USED IN)
                       OPERATING ACTIVITIES                          5,984     (2,456,767)
                                                               -----------    -----------
INVESTING ACTIVITIES
     Property, equipment and other assets                          (10,247)        (2,197)
     Exploration and development costs                             (80,123)        (7,828)
     Proceeds from sale of assets                                  214,632         34,183
     Development costs - New Avoca                                       -        (69,167)
                                                               -----------    -----------
              NET CASH PROVIDED BY (USED IN)
                         INVESTING ACTIVITIES                      124,262        (45,009)
                                                               -----------    -----------

FINANCING ACTIVITIES
     Payments on Borrowings                                       (400,000)             -
     Proceeds from Borrowings                                            -        750,000
     Financing costs                                                (2,275)      (160,629)
     Proceeds received from exercise of stock options               12,900          3,750
                                                               -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (389,375)       593,121
DECREASE IN CASH AND CASH EQUIVALENTS                             (259,129)    (1,908,656)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,560,549      2,702,892
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,301,420    $   794,236
                                                               ===========    ===========

See accompanying notes to the condensed consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2005

1. LIQUIDITY

Because of our recurring losses and negative cash flows from operations, our independent registered public accounting firm included a "going concern" explanatory paragraph in their report on our audited financial statements as of December 31, 2004 and for the two-year period ended December 31, 2004. There was substantial doubt at that time about our ability to continue as a going concern.

At September 30, 2005, our available working capital was $993,150. This is a significant change from our working capital deficit of approximately $200,000 at June 30, 2005. The change is primarily due to our receipt of $1,310,195 during September for our after-payout working interest in High Island Block 37. Even though performance of our pipeline assets continues to be poor, we currently believe that we have sufficient resources in order to meet our working capital and capital expenditure requirements for the twelve months ending September 30, 2006. We must increase the utilization of our existing assets or acquire other assets with positive cash flows in order to satisfy our cash requirements thereafter.

During April 2005, we arranged an extension of the maturity date and deferred the payment of interest on $450,000 aggregate principle amount of promissory notes we originally issued pursuant to the Note and Warrant Purchase Agreement dated September 8, 2004. Under the revised terms, these promissory notes will now mature on June 30, 2006 and all interest is deferred until maturity.

In July 2005, we entered into gas and condensate transportation and handling agreements with Manti Operating Company to deliver production through the Blue Dolphin Pipeline System. Deliveries of production from Manti commenced in August 2005.

In September 2005, two wells in High Island Block A-7 were successfully recompleted. Production resumed at a significantly higher rate compared to production from the single well prior to the recompletion, but the wells were shut-in for a portion of the month due to Hurricane Rita. Only one of the wells is producing currently. The second well has been temporarily shut-in to limit production while 3rd party transporters make repairs to their facilities following Hurricane Rita. Our working interest is 8.984% in both wells.

Also in September 2005, we received a payment of $1,310,195 for our approximate 2.7% after-payout working interest in two wells currently producing in High Island Block 37. The initial payment was for production net of expenses from the wells for the period from the estimated payout date of July 1, 2004 through May 2005. The two wells are currently producing at a combined rate of approximately 25 MMcf per day.

In October 2005, we entered into gas and condensate transportation and handling agreements with two additional new customers to deliver production into the Blue Dolphin Pipeline System. Transportation services for both new customers are expected to commence late in the fourth quarter. Volumes to be transported are not yet known.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED
                               SEPTEMBER 30, 2005

The net cash provided by or used in operating, investing and financing activities is summarized below:

                                   Nine Months Ended September 30,
                                      (amounts in thousands)
                                   -------------------------------
                                    2005                   2004
                                   -------              ----------
Net cash provided by (used in):
          Operating activities     $     6              $  (2,457)
          Investing activities         124                    (45)
          Financing activities        (389)                   593
                                   -------              ---------
Net decrease in cash               $  (259)             $  (1,909)
                                   =======              =========

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

               The remainder of this page left blank intentionally

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED

                               SEPTEMBER 30, 2005

3. EARNINGS PER SHARE

We apply the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.

Employee stock options and stock warrants were not included in the computation of diluted earnings per share for the nine months ended September 30, 2005 and the quarter and nine months ended September 30, 2004 because the effect of their assumed exercise would have an antidilutive effect on the computation of diluted loss per share.

                                                              Weighted-
                                                           Average Number
                                                          of Common Shares
                                                          Outstanding and        Per
                                          Net Income     Potential Dilutive     Share
                                             (Loss)       Common Shares         Amount
                                          -----------    ------------------     ------
Nine Months ended September 30, 2005
       Basic and diluted loss per share   $  (367,812)        8,367,226         $(0.04)
                                          -----------         ---------         ------

Nine Months ended September 30, 2004
      Basic and diluted loss per share    $(1,883,507)        6,708,060         $(0.28)
                                          -----------         ---------         ------

Quarter ended September 30, 2005
       Basic earnings per share           $ 1,030,448         9,341,582         $ 0.11
       Effect of dilutive stock options                          90,026
                                          -----------         ---------         ------
       Diluted earnings per share         $ 1,030,448         9,431,608         $ 0.11
                                          ===========         =========         ======

Quarter ended September 30, 2004
      Basic and diluted loss per share    $  (540,495)        6,748,237         $(0.08)
                                          ===========         =========         ======

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED

                               SEPTEMBER 30, 2005

4. BUSINESS SEGMENT INFORMATION

Our income producing operations are conducted in two principal business segments: pipeline transportation services and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the nine months and three months ended September 30, 2005 and 2004 are as follows:

                                                              Operating         Depletion,
                                                                Income       Depreciation and
                                                 Revenues       (Loss)*        Amortization
                                               -----------    ----------     ----------------
Nine months ended September 30, 2005
     Pipeline operations                       $   991,448      (432,479)         243,470
     Oil and gas exploration and production      1,844,579     1,045,464           42,777
     Other                                               -    (1,199,669)           7,151
                                               -----------    ----------          -------
     Consolidated                                2,836,027      (586,684)         293,398
                                               -----------                        -------
     Other income, net                                           218,872
                                                              -----------
     Loss before income taxes                                   (367,812)

Nine months ended September 30, 2004
     Pipeline operations                       $   585,448    (1,143,779)         245,545
     Oil and gas exploration and production        349,048      (184,419)          91,855
     Other                                          25,809      (413,233)           8,783
                                               -----------    ----------          -------
     Consolidated                                  960,305    (1,741,431)         346,183
                                               -----------                        -------
     Other loss, net                                            (142,076)
                                                              ----------
     Loss before income taxes                                 (1,883,507)

Quarter ended September 30, 2005
     Pipeline operations                       $   342,740       180,828           81,675
     Oil and gas exploration and production      1,764,828     1,103,641           38,472
     Other                                               -      (225,184)           2,366
                                               -----------    ----------          -------
     Consolidated                                2,107,568     1,059,285          122,513
                                               -----------                        -------
     Other loss, net                                             (28,837)
                                                              ----------
     Income before income taxes                                1,030,448

Quarter ended September 30, 2004
     Pipeline operations                       $   187,911      (342,891)          81,874
     Oil and gas exploration and production         67,878       (63,249)           7,067
     Other                                               -      (126,858)           2,734
                                               -----------    ----------          -------
     Consolidated                                  255,789      (532,998)          91,675
                                               -----------                        -------
     Other loss, net                                              (7,497)
                                                              ----------
     Loss before income taxes                                   (540,495)

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED

                               SEPTEMBER 30, 2005

                                                    September 30, 2005
                                                    ------------------
Identifiable assets:
    Pipeline operations                                 $ 5,448,461
    Oil and gas exploration and production                  692,591
    Other                                                 1,118,452
                                                        -----------
        Consolidated                                    $ 7,259,504
                                                        ===========

        * Consolidated loss from operations includes $1,192,519 and $430,259 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $7,151 and $8,783 for the nine months ended September 30, 2005 and 2004, respectively. All unallocated amounts are included in "Other."

        Consolidated income/loss from operations includes $222,819 and $124,124 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $2,366 and $2,734 for the quarters ended September 30, 2005 and 2004, respectively. All unallocated amounts are included in "Other."

5. STOCK COMPENSATION

We account for stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations. Stock-based compensation expense of $774,368 was recognized in the nine months ended September 30, 2005. Recognition of this non-cash expense is required by Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - - An Interpretation of APB Opinion No. 25" ("FIN 44"). Pursuant to FIN 44, stock options exercised in a "cashless" manner by surrendering a portion of the option shares issued to pay the option exercise price, trigger variable accounting treatment, requiring the measurement of compensation expense at a period beyond the date of grant.

In the fiscal quarter ending March 31, 2006, we will begin accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. It requires that such transactions be accounted for using a fair value-based method.

               The remainder of this page left blank intentionally

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED

                               SEPTEMBER 30, 2005

The following table illustrates the effect on net income/(loss) and income/(loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                                      Three months ended      Nine months ended
                                                                         September 30            September 30,
                                                                      ------------------      ------------------
                                                                         2005      2004         2005      2004
                                                                      --------   -------      --------   -------
                                                                       (in thousands, except per share amounts)
Net income (loss), as reported....................................    $  1,030   $  (540)     $   (368)  $(1,884)
Add: Total stock-based employee compensation
   included in reported net loss, net of related tax effects......          88        77           774        77
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for awards, net of related tax effects...................           -       (99)          (66)      (99)
                                                                      --------   -------      --------   -------
Pro forma net income (loss)......................................     $  1,118   $  (562)     $    340   $(1,906)
                                                                      ========   =======      ========   =======

Net income (loss) per share:
Basic - as reported                                                   $   0.11   $ (0.08)     $  (0.04)  $ (0.28)
                                                                      ========   =======      ========   =======
Basic - pro forma                                                     $   0.11   $ (0.08)     $   0.04  $  (0.28)
                                                                      ========   =======      ========   =======
Diluted - as reported                                                 $   0.11   $ (0.08)     $  (0.04)  $ (0.28)
                                                                      ========   =======      ========   =======
Diluted - pro forma                                                   $   0.12   $ (0.08)     $   0.04   $ (0.28)
                                                                      ========   =======      ========   =======

During the nine months ended September 30, 2005, 289,321 stock options were exercised, with exercise prices ranging from $.35 per share to $1.90 per share. Most of the stock options exercised were done so by using the quoted market value of the shares of common stock issued to pay the option exercise price. As a result, 57,431 shares of common stock issued were surrendered to us for payment of the option exercise price. At September 30, 2005 there were 146,997 stock options outstanding with exercise prices ranging from $.35 per share to $6.00 per share.

6. EXERCISE OF WARRANTS

As of January 1, 2005, there were 3,100,000 warrants outstanding that were issued pursuant to the Note and Warrant Purchase Agreement dated September 8, 2004. During the nine months ended September 30, 2005, all 3,100,000 warrants were exercised.

The exercise of the warrants was accomplished via net exercises, whereby holders surrendered their right to purchase a portion of the shares of common stock, resulting in 279,631 shares of common stock being surrendered to us for payment of the warrant exercise price and 2,820,369 shares issued to warrant holders.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED - CONTINUED

                               SEPTEMBER 30, 2005

7. RECENT ACCOUNTING DEVELOPMENTS

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company, such as stock options and restricted stock. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair value-based method. We currently account for stock-based compensation using the intrinsic method pursuant to APB Opinion No. 25. SFAS No. 123R requires that all stock-based payments to employees, including grants of employee stock options and restricted stock, be recognized as compensation expense in the financial statements based on their fair values. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Accordingly, we will be required to apply SFAS No. 123R beginning in the fiscal quarter ending March 31, 2006.

The FASB has issued FASB Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). This new standard replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and FASB Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the International Accounting Standards Board. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

On March 30, 2005, FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143" ("FIN 47") was issued. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. For example, some entities recognize the fair value of the obligation prior to the retirement of the asset with the uncertainty about the timing and (or) method of settlement incorporated into the fair value of the liability. Other entities recognize the fair value of the obligation only when it is probable the asset will be retired as of a specified date using a specified method or when the asset is actually retired. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.

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

               The remainder of this page left blank intentionally

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

EXECUTIVE SUMMARY

We are engaged in two lines of business: (i) pipeline transportation services for producer/shippers, and (ii) oil and gas exploration and production. We conduct our operations through our subsidiaries. Our assets are located offshore and onshore in the Texas Gulf coast area. As a result of our liquidity problems, our independent, registered public accounting firm, UHY Mann Frankfort Stein & Lipp CPAs, LLP added an explanatory paragraph in their opinion on our consolidated financial statements as of and for the year ended December 31, 2004, indicating that substantial doubt exists about our ability to continue as a going concern. In addition to satisfying our liquidity and capital needs, our focus in 2005 has been to increase utilization of our pipelines, identify strategic acquisition opportunities and continue cost management. Our long-term goal is to create greater value for our stockholders through the addition of assets. Although we continue to have interest in oil and gas properties and will consider acquiring interests in producing oil and gas properties, as a result of implementing cost savings measures in 2004, we are primarily focused on our pipeline business.

Since the end of the second quarter, several events have contributed to an improvement in our financial condition and may increase utilization of our pipelines. We have entered into transportation and handling agreements with three new customers on the Blue Dolphin Pipeline System, one of which commenced shipments in August 2005. Transportation services for the two other new customers are expected to commence late in the fourth quarter.

In addition, we have recently seen a significant increase in our revenues from sales of gas and oil from our non-operated working interests in two High Island blocks in the Gulf of Mexico. The increase in revenues has been magnified by increased prices for oil and gas. High Island Block 37 is currently producing approximately 25 MMcf of gas per day from two wells. We have an approximate 2.7% working interest in both wells. The successful recompletions of two wells in High Island Block A-7 occurred in August, resulting in a significant increase in production. We have a non-operated working interest of 8.984% in both of these wells. Only one of the wells is producing currently. The second well has been shut-in to limit production while third party transporters make repairs to their facilities following Hurricane Rita.

               The remainder of this page left blank intentionally

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2005, we generated total revenues of approximately $2,836,000 while operating costs and general administrative expenses totaled approximately $3,422,000. Our financial condition has been negatively affected by the poor performance of our pipeline assets and our indebtedness. Although our pipeline assets remain under utilized, our working interests in our oil and gas properties have recently generated revenues and significantly improved our financial condition and three new customers have contracted with us for provision of transportation services in our pipeline business. Production and resulting cash flows from the High Island properties and the new shippers/producers will decline naturally over time, therefore, we will need to acquire assets with positive cash flows in the future to generate sufficient working capital to meet our obligations.

On February 28, 2005 (effective as of January 1, 2005), we entered into an amendment to our purchase agreement with MCNIC. Under the terms of the original purchase agreement, we acquired MCNIC's one-third interests in both the Blue Dolphin Pipeline System and the inactive Omega Pipeline. Pursuant to the terms of the amendment, the original promissory note was exchanged for a new promissory note in the principal amount of $250,000, and all accrued interest on the original promissory note was forgiven, approximately $132,000. We made a principal payment on the new promissory note of $30,000 upon the execution of the amendment. Under the terms of the new promissory note, we will make monthly principal payments of $10,000 through its maturity date of December 31, 2006. In addition, MCNIC may receive additional payments of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest in the Blue Dolphin Pipeline System through December 31, 2006. The principal amount of the new promissory note may be increased by up to $500,000, if 50% or more of our 83% interest in the Blue Dolphin Pipeline System is sold before December 31, 2006.

In July 2005, we entered into gas and condensate transportation and handling contracts with Manti Operating Company to deliver production into the Blue Dolphin Pipeline System in Galveston area state tract 348. We began providing services related to these contracts in August 2005.

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

In September 2005, two wells in High Island Block A-7 were successfully recompleted and production resumed at a significantly higher rate. Both wells were shut-in for a period of time due to Hurricane Rita. Currently, one well is producing and the other remains shut-in awaiting additional transportation capacity to bring the gas ashore.

Also in September 2005, we received our first payment for our after-payout working interest in High Island Block 37. The payment of $1,310,195 represented our interest in production net of expenses from the estimated payout on July 1, 2004 through May 2005. The two wells are currently producing at a combined rate of approximately 25 MMcf per day.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In 2004, we sold promissory notes in an aggregate principal amount of $750,000 (the "Promissory Notes") and 2,800,000 warrants ("Warrants") to purchase shares of our common stock at a purchase price of $0.003 per Warrant. We received proceeds of $758,400 from the issuance of the Promissory Notes and the Warrants. The Promissory Notes originally matured on September 8, 2005, and accrued interest at a rate of 12.0% per annum, of which 4.0% is payable monthly and 8.0% is payable at maturity. In September 2005, we retired Promissory Notes in an aggregate principal amount of $300,000. However, the holders of the remaining $450,000 aggregate principal amount of Promissory Notes agreed to extend the maturity date of their Promissory Notes to June 30, 2006 and to defer the payment of all interest on their Promissory Notes until maturity. As of September 30, 2005, all of the Warrants, as well as an additional 300,000 warrants ("Director Warrants") issued to certain directors in connection with the sale of the Promissory Notes and Warrants, have been exercised. We have issued 2,820,369 shares of common stock as a result of the cashless exercise of Warrants and Director Warrants.

The following table summarizes certain of our contractual obligations and other commercial commitments at September 30, 2005 (amounts in thousands):

                                                        Payments Due by Period
                                             ---------------------------------------------
Contractual Obligations and Other            1 year                                 After
Commercial Commitments              Total    or less   1-3 years      3-5 years    5 years
---------------------------------   ------   -------   ---------    ------------   -------
Notes Payable and Long-Term Debt    $1,143     613        530             -             -
Operating Leases, net of sublease      209     156         41            12             -
Abandonment - Costs                  1,735      -         237             -         1,498
                                    ------     ---        ---            --         -----

Total Contractual Obligations
and Other Commercial Commitments    $3,087     769        808            12         1,498
                                    ======     ===        ===            ==         =====

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our financial position for the periods indicated (amounts in thousands):

                               September 30,     December 31,
                                   2005              2004
                              ---------------   ---------------
                              Amount     %      Amount      %
                              ------    ---     ------    -----
Working Capital               $  993     17     $  404      7
Property and equipment, net    5,075     83      5,324     93
Other noncurrent assets           11      -         11      -
                              ------    ---     ------    ---

       Total                  $6,079    100     $5,739    100
                              ======    ===     ======    ===

Long-term Liabilities         $2,265     37     $2,374     41
Stockholders' equity           3,814     63      3,365     59
                              ------    ---     ------    ---

       Total                  $6,079    100     $5,739    100
                              ======    ===     ======    ===

Our financial condition continues to be adversely affected by the poor performance of our pipeline assets. We have previously been unable to generate sufficient cash from operations to cover operating costs and general and administrative expenses. Natural gas transportation throughput on our Blue Dolphin Pipeline System is currently 12 MMBtu per day representing approximately 6% of system capacity. However, we believe that the Blue Dolphin Pipeline System and the Omega pipeline are in geographic market areas that are experiencing an increased level of interest by oil and gas operators based on recent leasing and drilling activity in the lease blocks surrounding the pipelines. Effective October 1, 2004, we renegotiated the gas transportation rates on the Blue Dolphin Pipeline System due to operating losses incurred. As a result, gas transportation revenues from the Blue Dolphin Pipeline System for the first three quarters of 2005 totaled approximately $671,667. Without the increased rates, gas transportation revenues would have been approximately $181,443 for this same period. Future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipeline systems, and attraction and retention of producer/shippers to the systems. Three new successful wells have recently been drilled in lease blocks in the vicinity of the Blue Dolphin Pipeline System. We have entered into transportation and handling agreements with all three of the operators of these wells. As a result of current and anticipated drilling activity around the Blue Dolphin Pipeline System, we expect that utilization of the Blue Dolphin Pipeline System will increase late in the fourth quarter of 2005 or early in the first quarter of 2006.

During the nine months ended September 30, 2005, we incurred workover costs estimated at approximately $77,000 for two wells in High Island Block A-7. Both workovers were successful. In 2008, we expect to incur total abandonment costs of approximately $237,000 for the wells in High Island Blocks 37 and A-7 combined. If oil and gas operators in the geographic areas surrounding the Omega pipeline are successful in their exploration efforts, we may return that pipeline to service. Presently, we are unable to determine if we will reactivate the Omega pipeline or the costs of reactivation.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

We reported a net loss for the nine months ended September 30, 2005 ("current period") of $367,812 compared a net loss of $1,883,507 reported for the nine months ended September 30, 2004 ("previous period"). For the three months ended September 30, 2005 ("current quarter"), we reported net income of $1,030,448, compared to a net loss of $540,495 for the three months ended September 30, 2004 ("previous quarter").

NINE MONTHS OF 2005 COMPARED TO NINE MONTHS OF 2004

Revenue from pipeline operations. Revenues from pipeline operations increased by $406,000 or 69.3% in the current period to $991,448. Revenues in the current period from the Blue Dolphin Pipeline System totaled approximately $810,000 compared to approximately $355,855 in the previous period primarily as a result of an increase in our average gas transportation rates on the Blue Dolphin Pipeline System effective as of October 2004. The increased rates will decrease as our net operating results from the Blue Dolphin Pipeline System improve, but in any case, the rates will be no lower than the rates that were in effect prior to the increase in October 2004.

Revenue from oil and gas sales. Revenues from oil and gas sales increased by $1,495,531 to $1,844,579 in the current period from those of the previous period primarily due to recognition of approximately $1,697,000 of revenue for sales of oil and gas associated with a contractual after-payout working interest of approximately 2.7% in High Island Block 37 in the Gulf of Mexico. The revenue represents our interest in production from the estimated payout date of July 1, 2004 through September 2005. High Island Block A-7 ceased production in July 2005. The well, which had been producing, was recompleted in September 2005 to a new reservoir and a second well was recompleted, also in September 2005. Both wells produced at a significantly higher combined rate for a portion of September 2005, but were shut-in due to Hurricane Rita. Only one of the two wells is producing currently. The second well is temporarily shut-in due to pipeline curtailment associated with not yet completed repairs to the onshore processing facilities of the third party transporter of the production. High Island Block A-7 provided revenues of approximately $148,000 in the current period compared to approximately $285,000 in the prior period. Previous period oil and gas sales include approximately $64,000 from our interest in the High Island Block 34 field, which was sold in June 2004.

Pipeline operating expenses. Pipeline operating expenses in the current period decreased by $77,467 to $779,030 primarily due to lower repairs and maintenance costs of approximately $147,000 and lower insurance costs of approximately $75,000, partially offset by an increase in legal costs of approximately $69,000 and an increase in consulting services of approximately $38,000. The decrease in insurance costs is due to a refund received for having no claims in the previous policy period and the elimination of property insurance coverage on our pipelines. The increase in legal costs is associated with an ongoing action against us; the outcome of which we do not believe will have a material impact. However, as this litigation continues we will continue to incur significant legal expenses which could have a material adverse effect on our financial condition.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

General and administrative. General and administrative expenses increased by $822,015 to $2,156,226 in the current period. The increase was primarily due to recognition of approximately $774,000 of non-cash compensation expense associated with "cashless" exercises of 319,321 stock options by certain of our directors and employees and to a lesser extent, by higher legal and consulting expenses associated with our efforts to raise capital, offset by lower personnel and other costs as a result of our cost reduction plans implemented in 2003 and 2004. If our business activities expand, we will need to hire additional employees, and our personnel and associated costs will increase.

Interest and other expense. Interest and other expense decreased $205,801 in the current period. Other expense in the prior period included approximately $200,000 in legal and other fees associated with proposed financing transaction that was subsequently terminated.

Interest and other income. Interest and other income increased $80,947 in the current period. Other income in the current period includes a gain on the placement of our interests in the Galveston Block 287/297 leases of approximately $140,000, a gain on the elimination of accrued interest as a result of the restructuring of the MCNIC promissory note of approximately $132,000 and the collection of accounts receivable that were previously written off of approximately $45,000. Other income in the previous period includes fees generated for consulting services we provided, associated with the evaluation of oil and gas properties, of approximately $110,000 and the collection of accounts receivable that were previously written off of approximately $120,000.

Equity in loss of affiliate. In the previous period we recorded a loss from our equity interest in New Avoca of $74,200. Our interest in New Avoca was sold in October 2004.

THIRD QUARTER OF 2005 COMPARED TO THIRD QUARTER OF 2004

Revenue from pipeline operations. Revenues from pipeline operations increased by $154,829 or 82.4% in the current quarter to $342,740. Revenues in the current quarter from the Blue Dolphin Pipeline System totaled approximately $294,000 compared to approximately $92,000 in the previous quarter primarily as a result of an increase in our average gas transportation rates on the Blue Dolphin Pipeline System effective as of October 2004.

Revenue from oil and gas sales. Revenues from oil and gas sales increased by $1,696,950 to $1,764,828 in the current quarter from those of the previous quarter primarily due to recognition of approximately $1,697,000 of revenue for sales of oil and gas associated with a contractual after-payout interest of approximately 2.7% in High Island Block 37. The revenue represents our interest in production from the estimated payout date of July 1, 2004 through September 2005. Two wells in High Island Block A-7 were successfully recompleted in August and produced at a significantly higher combined rate for a portion of September but were shut-in due to Hurricane Rita. Only one of the two wells is producing currently. The second well is temporarily shut-in awaiting completion of repairs by the third party transporter of the production. The High Island Block A-7 field generated revenues of approximately $68,000 in both the current and prior periods.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Pipeline operating expenses. Pipeline operating expenses in the current quarter increased by $83,016 to $290,981 primarily due to increased insurance and legal costs. The legal costs are associated with an ongoing action against us; the outcome of which we do not believe will have a material impact.

General and administrative. General and administrative expenses increased by $109,430 to $547,400 in the current quarter. The increase was primarily due to recognition of approximately $88,000 of non-cash compensation expense associated with "cashless" exercises of stock options by certain employees.

Interest and other income. Interest and other income decreased $107,940 in the current quarter. Other income in the previous quarter includes fees for consulting services of $60,000 and $45,000 associated with the collection of accounts receivable that were previously written off .

Equity in loss of affiliate. In the previous quarter we recorded a loss from our equity interest in New Avoca of $25,830. Our interest in New Avoca was sold in October 2004.

RECENT ACCOUNTING DEVELOPMENTS

See Note 7 in Item 1.


ITEM 3. CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. The evaluation was accomplished under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer. Based upon this evaluation, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Subsequent to the end of the period covered by this report, management determined that a significant deficiency in our internal controls over financial reporting impacted the adequacy of our disclosure controls and procedures with respect to the application of generally accepted accounting principles ("GAAP") to the "cashless" exercise of stock options by certain directors and employees. We account for stock-based compensation as fixed awards under the Intrinsic Value Method as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, the compensation expense associated with option grants that receive fixed accounting treatment is measured at the grant date. When variable accounting treatment is applied, compensation expense is measured again and recognized at periods after the initial measurement date. We have concluded, after consultation with UHY, that options exercised using the

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

"cashless" exercise method require variable accounting treatment under Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"). The error in our reporting of compensation expense resulted in the restatement of the financial information for the quarters ended March 31, 2005 and June 30, 2005. Compensation expense for the period covered by this Report has been reported using variable accounting consistent with FIN 44.

In response to the identified significant deficiency, we have taken remedial steps to improve the control processes regarding the application of GAAP and preparation and review of the consolidated financial statements. Specifically, key personnel involved in our financial reporting process have enhanced the process through which authoritative guidance will be monitored on a regular basis. On-going reviews of authoritative guidance are being conducted in order to ensure that the guidance is being complied with in the preparation of the financial statements, related disclosures and periodic filings with the SEC. As previously disclosed, there were also changes in our internal controls over financial reporting in the form of more in-depth project status review procedures. All of these changes were designed to enhance our existing disclosure controls and procedures. Other than the changes discussed above, there have been no changes made in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.


              The remainder of this page left blank intentionally

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

From August 23, 2005 through September 12, 2005, 808,329 outstanding warrants were exercised by warrant holders. The exercises were accomplished via net exercise, whereby holders surrender their right to receive a portion of the shares of common stock. The rights to receive 61,994 shares of common stock were surrendered and the Company issued 746,335 shares of common stock upon exercise.

From July 11, 2005 through August 26, 2005, 52,500 stock options were exercised. These options were granted under the Blue Dolphin 2000 Stock Incentive Plan. Some 22,500 stock options were accomplished via net exercise, as described above. The stock options had an exercise price of $.80 per share. The rights to receive 6,165 shares were surrendered, and the Company issued 16,335 shares of common stock via net exercise.

These securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

See Part II, Item 2. "UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS."


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

                                  By:  BLUE DOLPHIN ENERGY COMPANY

Date: November 14, 2005           /s/ Ivar Siem
                                  ------------------------------
                                  Ivar Siem
                                  Chairman and Chief Executive Officer

                                  /s/ Gregory W. Starks
                                  -------------------------------
                                  Gregory W. Starks
                                  Treasurer
                                  (Principal Accounting and Financial Officer)

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