Form 10KSB
period 2005-12-31
BLUE DOLPHIN ENERGY CO
filed 2006-03-30
CIK 793306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                   For the fiscal year ended December 31, 2005

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

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15 (d) of the Exchange Act. [ ]

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

     The issuer's revenues for the year ended December 31, 2005 were $4,511,183.

     The aggregate market value of the common stock, par value $.01 per share, held by non-affiliates of the registrant as of March 21, 2006, was approximately $20,168,000.

     As of March 30, 2006, there were outstanding 11,140,734 shares of common stock, par value $.01 per share, of the issuer.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant's definitive proxy statement for the 2006 Annual Meeting of Stockholders of the registrant (sections entitled "Ownership of Securities of the Company," "Election of Directors," "Executive Compensation" and "Transactions With Related Persons"), which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, under the Securities and Exchange Act of 1934 within 120 days of the registrant's fiscal year ended December 31, 2005, are incorporated by reference in Part III of this report.

     Transitional Small Business Disclosure Format. Yes     No  X
                                                        ---    ---

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.  Description of Business ........................................     1
Item 2.  Description of Property ........................................    19
Item 3.  Legal Proceedings ..............................................    20

                                   PART II
Item 5.  Market for Common Stock and Related Stockholder Matters ........    20
Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................    21
Item 7.  Financial Statements ...........................................    30
Item 8.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures....................................    59
Item 8A. Controls and Procedures ........................................    59

                                  PART III
Item 9.  Directors and Executive Officers of the Registrant; compliance
            with Section 16(a) of the Exchange Act ......................    60
Item 10. Executive Compensation..........................................    60
Item 11. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters..............................    60
Item 12. Certain Relationships and Related Transactions .................    60
Item 13. Exhibits........................................................    60
Item 14. Principal Accountant Fees and Services .........................    62
Signatures ..............................................................    63

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

     - the level of production from oil and gas properties that we have interests in;

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

ITEM 1. DESCRIPTION OF BUSINESS

                                   THE COMPANY

Blue Dolphin Energy Company, a Delaware corporation formed in 1986, is a holding company and conducts substantially all of its operations through its subsidiaries. We conduct our business activities in two primary business segments: (i) pipeline transportation and related services for producer/shippers, and (ii) oil and gas exploration and production. Substantially all of our assets consist of equity interests in our subsidiaries. Our operating subsidiaries are:

     -    Blue Dolphin Pipe Line Company, a Delaware corporation;

     -    Blue Dolphin Petroleum Company, a Delaware corporation;

     -    Blue Dolphin Exploration Company, a Delaware corporation; and

     -    Blue Dolphin Services Co., a Texas corporation.

Our principal executive office is located at 801 Travis, Suite 2100, Houston, Texas, 77002, and our telephone number is (713) 227-7660. Our shore-based facilities are maintained in Freeport, Texas, and serve our Gulf of Mexico operations. We have 7 full-time employees. Our common stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") Small Cap

Market under the trading symbol "BDCO." Our home page address on the world wide web is http://www.blue-dolphin.com.

Certain terms that are commonly used in the oil and gas industry, including terms that define our rights and obligations with respect to our properties, are defined in the "Glossary of Certain Oil and Gas Terms" of this Form 10-KSB.

RECENT DEVELOPMENTS

In March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock at a purchase price of $1.75 per share. The net proceeds from the offering after the payment of commissions and expenses were approximately $2,025,000. The Company expects to use the proceeds for possible acquisitions and planned expansions of its facilities, as well as for working capital needs and general corporate purposes. In addition, in connection with the terms of the placement agency agreement with Starlight Investments, LLC, we issued warrants to purchase an aggregate of 8,572 shares of common stock. The warrants vest immediately upon issuance and the exercise price per share varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price per share in the offering, (ii) from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date, 120% of the purchase price per share in the offering and (iii) after the expiration of two years from the issue date of the warrants, 130% of the purchase price per share in the offering.

During the final two quarters of 2005, we entered into gas and condensate transportation and handling agreements with three new shippers on the Blue Dolphin Pipeline System. The first agreements were entered into with Manti Operating Company ("Manti") on July 12, 2005 to deliver production into the Blue Dolphin System in Galveston area state tract 348. We began providing transportation and handling services to Manti when it commenced production in August 2005. We entered into agreements with the second new shipper on September 28, 2005 to provide transportation and handling services for production delivered into the Blue Dolphin Pipeline System at our Galveston Block 288C platform. Agreements were signed with the third new shipper on October 12, 2005. The second and third new shippers are expected to commence production around mid-year 2006.

In September 2005, we began receiving payments for an approximate 2.8% contractual after-payout working interest realized in High Island Block 37. We received an initial payment of approximately $1.3 million on September 2, 2005, representing our share of net revenues from the estimated payout date of July 1, 2004 through May 2005. Through December 31, 2005, we received four payments totaling approximately $1,769,000 and recognized net revenues of $2,397,000 for our working interest in the sale of gas and oil from two producing wells in the block. The two wells are currently producing at a combined rate of approximately 23 MMcf per day.

Also in September 2005, High Island Block A-7 resumed production after the successful recompletion of two wells. Prior to the recompletions, the block was generating production from a single well. This well had generated significant revenues for us in 2003 when our back-in interest initially paid out, and to a lesser extent in 2004; however, production had declined naturally over time. The well had averaged less than 1 MMcf per day for the first and second quarters of 2005, prior to recompletion. The two wells initially produced at a combined rate of approximately 10 MMcf per day when production was resumed, however, the wells were shut-in when Hurricane Rita struck in mid-September. Production was delayed for a period of time while 3rd party transporters made repairs following Hurricane Rita. Production was re-established for one well in late October and in early November for the second well. Only one of the wells is currently producing. Production from that well is currently approximately 7 MMcf per day.

On February 28, 2005 (effective as of January 1, 2005), we entered into an amendment (the "Amendment") to the Asset Purchase Agreement dated February 1, 2002 (the "Purchase Agreement") with MCNIC Offshore Pipeline and Processing Company ("MCNIC"). Under the terms of the original

Purchase Agreement, we acquired MCNIC's one-third interests in both the Blue Dolphin System (as described below in "Pipeline Operations and Activities") and the inactive Omega Pipeline. Pursuant to the terms of the Amendment, the promissory note that we originally issued to MCNIC in the principal amount of $750,000 due December 31, 2006 (the "Original Promissory Note") was exchanged for a new non-interest bearing promissory note in the principal amount of $250,000 (the "New Promissory Note"), and all accrued interest on the Original Promissory Note, $132,368 at December 31, 2004, was forgiven. In addition to the New Promissory Note, MCNIC can receive additional payments of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest in the Blue Dolphin System through December 31, 2006. We made a principal payment on the New Promissory Note of $30,000 upon the execution of the Amendment. Under the terms of the New Promissory Note we will make monthly principal payments of $10,000 through its maturity date of December 31, 2006. The principal amount of the New Promissory Note may be increased by up to $500,000 if we sell 50% or more of our 83% interest in the Blue Dolphin System before December 31, 2006. The maximum amount of additional payments MCNIC could receive over the $250,000 New Promissory Note is $500,000.

PIPELINE OPERATIONS AND ACTIVITIES

Our pipeline assets are held in, and operations conducted by, Blue Dolphin Pipe Line Company.

The economic return on our pipeline system investments is solely dependent upon the amounts of gas and condensate gathered and transported through our pipeline systems. Currently, the level of throughput on our pipeline systems is significantly below full capacity. Competition for provision of gathering and transportation services similar to ours is intense in the market areas we serve. See "Competition" below. Since contracts for gathering and transportation services with third party producer/shippers may be for specified time periods, there can be no assurance that current or future producer/shippers will not subsequently tie-in to alternative transportation systems or that current rates charged will be maintained in the future. We actively market our gathering and transportation services to producer/shippers operating in the vicinity of our pipeline systems. Future utilization of the pipelines and related facilities will depend upon the success of drilling programs around the pipelines, and the attraction, and retention, of producer/shippers to the systems.

Blue Dolphin Pipeline System. The Blue Dolphin Pipeline System includes the Blue Dolphin Pipeline, an offshore platform, the Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of crude oil and condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the pipeline system shore facilities, pipeline easements and rights-of-way are located (the "Blue Dolphin System"). We own an 83% undivided interest in the Blue Dolphin System. The Blue Dolphin System gathers and transports gas and condensate from various offshore fields in the Galveston Area in the Gulf of Mexico to shore facilities located in Freeport, Texas. After processing, the gas is transported to an end user and a major intrastate pipeline system with further downstream tie-ins to other intrastate and interstate pipeline systems and end users.

The Blue Dolphin Pipeline consists of two segments. The offshore segment transports both gas and liquids (crude oil and condensate) and is comprised of approximately 34 miles of 20-inch pipeline from a platform in Galveston Area Block 288 to shore. The offshore segment includes a platform and 5 field gathering lines totaling approximately 27 miles, connected to the main 20-inch line. An additional 4 miles of 20-inch pipeline onshore connects the offshore segment to the onshore facility at Freeport, Texas. The onshore segment consists of approximately 2 miles of 16-inch pipeline for transportation of gas from the shore facility to a sales point at a Freeport, Texas chemical plants' complex and intrastate pipeline system tie-in. The Buccaneer Pipeline, an 8-inch liquids pipeline, transports crude oil and condensate from the storage tanks to our barge-loading terminal on the Intracoastal Waterway near Freeport, Texas for sale to third parties.

Various fees are charged to producer/shippers for provision of transportation and shore facility services. The Blue Dolphin System has an aggregate capacity of approximately 160 MMcf per day of gas and 7,000 Bbls per day of crude oil and condensate. Gas throughput for the Blue Dolphin System averaged approximately 6% and 4% of capacity during 2005 and 2004, respectively. Currently, the Blue Dolphin System is transporting approximately 9 MMcf of gas per day. All gas and liquids volumes transported in 2005 and 2004 were attributable to production from third party producer/shippers. See Note 12 to the Consolidated Financial Statements included in Item 7.

During late 2004, due to operating losses incurred by us on the Blue Dolphin System, we renegotiated our gas transportation rates with our shippers, effective October 1, 2004. As a result, 2005 gas transportation revenues from the Blue Dolphin System totaled approximately $1,154,000. Without the increase in rates, gas transportation revenues for 2005 would have been 56% less; approximately $505,000.

Galveston Area Block 350 Pipeline. We own an 83% ownership interest in an 8-inch, 12.78 mile pipeline extending from Galveston Area Block 350 to an interconnect with a transmission pipeline in Galveston Area Block 391 (the "GA 350 Pipeline"), approximately 14 miles south of the Blue Dolphin Pipeline. Current system capacity on the GA 350 Pipeline is 65 MMcf of gas per day. Gas throughput for the GA 350 Pipeline averaged approximately 18% and 26% of capacity during 2005 and 2004, respectively. The pipeline currently transports approximately 9 MMcf of gas per day. All gas and liquids volumes transported were attributable to production from third party producer/ shippers.

Other. We also own an 83% undivided interest in the Omega Pipeline, which is currently inactive. The Omega Pipeline originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342 , where it was previously connected to the High Island Offshore System ("HIOS"). Reactivation of the Omega Pipeline will be dependent upon future drilling activity in the vicinity and successfully attracting producer/shippers to the system.

OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

Although we sold substantially all of our producing oil and gas properties in 2002, we continue our oil and gas exploration and production activities, which include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. We focus our oil and gas activities in the western Gulf of Mexico, off the coast of Texas. We currently own seismic and other data that may be used to evaluate and develop prospects, including a non-exclusive license to approximately 200 blocks of 3-D seismic data covering 1,152,000 acres in the western Gulf of Mexico and a substantial inventory of close grid 2-D seismic data. Our oil and gas assets are held by Blue Dolphin Petroleum Company and Blue Dolphin Exploration Company.

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

The following is a description of our oil and gas exploration and production assets and activities:

High Island Block 37. High Island Block 37 is located 15 miles south of Sabine Pass, offshore Texas, in an average water depth of 36 feet. We own an approximate 2.8% contractual working interest in this lease that covers approximately 5,760 acres. The lease contains two producing wells which are operated by Seneca Resources Corporation. For the year ended December 31, 2005, we recorded gross revenues from sales of gas and oil in High Island Block 37 of approximately $2,414,000.

High Island Block A-7. High Island Block A-7 is located 33 miles southeast of Boliver Peninsula, offshore Texas, in an average water depth of 39 feet. We own an 8.9% working interest in this lease that covers approximately 5,760 acres. The lease contains one currently producing well which is operated by Hydro Gulf of Mexico, LLC (formerly Spinnaker Exploration Company). During the years ended December 31, 2005 and 2004, we recorded gross revenues from gas and oil sales of approximately $722,000 and $332,000, respectively, from this field.

Unproved Leasehold Interests. Our prospect inventory consists of one prospect on the offshore lease for West Cameron Area Block 212. A prospect is a property in which we own an interest or have operating rights and have what we believe, based on available seismic and geological information, to be indications of oil or natural gas.

In December 2004, we placed our interest in Galveston Area Blocks 287 and 297 in the Gulf of Mexico with third parties. These blocks were part of a prospect we generated which also included Galveston Area Block 298. A well was drilled in Galveston Area Block 297, which was not successful. As a result of the placement of our working interest in Galveston Area Blocks 287 and 297, we received proceeds of approximately $160,000. The leases for Galveston Area Blocks 287 and 297 have now expired.

In November 2005, the leases covering our interests in Galveston Area Blocks 271 and 284 expired.

Abandonment of Buccaneer Field. We owned a 100% working interest in the Buccaneer Field. In November 2000, we elected to abandon the Buccaneer Field due to adverse developments in the field. In August 2001, we reached an agreement with Tetra Applied Technologies, Inc. ("Tetra") to remove the Buccaneer Field platforms for a cost of approximately $2.6 million on extended payment terms. To provide security for the extended payment terms, we provided Tetra with a first lien on a 50% interest in the Blue Dolphin System. Operations to remove the platforms commenced in August 2001 and were completed in August 2003. Before the removal operations were completed we commenced discussions with the Texas Parks and Wildlife Department ("TPW"), and were granted permission to leave the underwater portion of the platforms in place as artificial reefs. As a result of TPW's approval, the scope of the work to be performed by Tetra was changed to include reefing, instead of complete removal. Pursuant to the Deeds of Donation with TPW, we agreed to pay TPW $390,000, of which $350,000 represented half of the site clearance work that was eliminated and $40,000 represented the cost of buoys to mark the reef sites. While the scope of work with Tetra was changed, the contract price and payment terms remained unchanged. Our payments to Tetra began in September 2003. In August 2004, we negotiated an extension of the payment terms of our remaining indebtedness to Tetra in the amount of $668,000 originally due in September and October 2004. Under the new terms we agreed to pay the outstanding balance to Tetra in twelve monthly installments of $55,667 beginning September 1, 2004, plus interest on the outstanding balance at the rate of 6% per annum. On August 1, 2005, we made our final payment to Tetra.

Proved Oil and Gas Reserves. We have prepared estimates of proved reserves, future net revenues, and discounted present value of future net revenues to our net interest as of December 31, 2005.

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

Estimates of production and future net revenues cannot be expected to represent accurately the actual production or revenues that may be recognized with respect to oil and gas properties or the actual present market value of such properties. For further information concerning our proved reserves, changes in proved reserves, estimated future net revenues and costs incurred in our oil and gas activities and the discounted present value of estimated future net revenues from our proved reserves, see Note 13, Supplemental Oil and Gas Information, to the Consolidated Financial Statements included in Item 7.

The following table presents the estimates of proved reserves, proved developed reserves, and proved undeveloped reserves (as hereinafter defined), future net revenues and the discounted present value of future net revenues from proved reserves after income taxes to our net interest in oil and gas properties as of December 31, 2005. The discounted present value of future net revenues and future net revenues are calculated using the SEC Method (defined below) and are not intended to represent the current market value of the oil and gas reserves we own.

                                 PROVED RESERVES
                         As of December 31, 2005 (1)(2)

                                               Present Value
                                               of Future Net
                                                Cash Inflows
                          Net Oil    Net Gas    After Income
                         Reserves   Reserves     Taxes (1)
                          (Mbbls)    (MMcf)    (in thousands)
                         --------   --------   ------------
Total Proved Reserves
High Island Block A-7       0.7        132         $  794
High Island Block 37        0.2        209          1,311
                            ---        ---         ------
                            0.9        341         $2,105
Total Proved Developed
High Island Block A-7       0.7        132         $  794
High Island Block 37        0.2        209          1,311
                            ---        ---         ------
                            0.9        341         $2,105

----------
(1) The estimated present value of future net cash outflows after income taxes from our proved reserves has been determined by using prices of $56.00 per barrel of oil and $11.00 per Mcf of gas, representing the December 31, 2005 prices for oil and gas and discounted at a 10% annual rate in accordance with requirements for reporting oil and gas reserves pursuant to regulations promulgated by the United States Securities and Exchange Commission (the "SEC Method").

(2)  As of December 31, 2005, we reported no proved undeveloped reserves.

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

                        Estimated Undiscounted Capital Expenditures
                                 To Develop Proved Reserves
                             For the years ending December 31,
                                       (in thousands)
                        -------------------------------------------
                              2006   2007   2008   2009   2010
                              ----   ----   ----   ----   ----
High Island Block A-7          --     --     218    --     --
High Island Block 37           --     --      50    --     --

We will continue to evaluate our capital expenditure program based on, among other things, demand and prices obtainable for our production. The availability of capital resources and the willingness of other working interest owners to participate in development operations may affect the timing for further development, and there can be no assurance that the timing of the development of such reserves will be as currently planned.

Production, Price and Cost Data. The following table presents information regarding production volumes and revenues, average sales prices and costs (after deduction of royalties and interests of others) with respect to crude oil, condensate, and gas attributable to our interest for each of the periods indicated.

                       NET PRODUCTION, PRICE AND COST DATA

                                                  Year ended December 31,
                                            ----------------------------------
                                               2005        2004        2003
                                            ----------   --------   ----------
Gas:
    Production (Mcf)                           378,791     66,491      274,268
    Revenue                                 $3,071,811   $367,611   $1,513,182
    Average Production (Mcf) per day (*)       1,037.8      182.2        751.4
    Average Sales Price Per Mcf             $     8.11   $   5.53   $     5.52
Oil:
    Production (Bbls)                              781        810        2,271
    Revenue                                 $   40,481   $ 28,089   $   68,872
    Average Production (Bbls) per day (*)          2.1        2.2          6.2
    Average Sales Price Per Bbl             $    51.83   $  34.68   $    30.33

Production Costs (**):
    Per Mcfe:                               $     0.40   $   1.88   $     0.65

----------
(*) Average production is based on a 365 day year. However, 2005 average production per day contains 549 days of production from High Island Block 37 and 2003 contains 255 days of production.

(**) Production costs, exclusive of workover costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.

Drilling Activity. During September 2005, two wells in High Island Block A-7 were successfully recompleted and resumed production at a significantly higher rate than the single well that produced through the first and second quarters of 2005. The single well averaged less than 1 MMcf per day during the first and second quarters. The two recompleted wells averaged 5.4 MMcf per day during the fourth quarter, including the period of time that the wells were shut in. Capital expenditures for the recompletions net to our interest totaled approximately $71,000.

EMPLOYEES

We maintain a professional staff of seven full-time employees and two consultants capable of supervising and coordinating the operation and administration of our oil and gas properties and pipeline and other assets. From time to time, major maintenance, engineering and construction projects are contracted to third-party engineering and service companies.

CUSTOMERS

We generated revenues from both of our primary business segments. Hydro Gulf, LLC and Fidelity Exploration and Production Company accounted for approximately 16.0% and 53.5%, respectively, of our revenues in 2005. Revenues from customers exceeding 10% of revenues were as follows for 2005 and 2004:

                                         Oil and gas    Pipeline
                                            Sales      Operations      Total
                                         -----------   ----------   ----------
Year ended December 31, 2005:
   Hydro Gulf, LLC (formerly Spinnaker    $  722,499          --    $  722,499
      Exploration Company)
   Fidelity Exploration and Production
      Company                             $2,413,511          --    $2,413,511

Year ended December 31, 2004:
   Hydro Gulf, LLC (formerly Spinnaker
      Exploration Company)                $  331,858          --    $  331,858
   Houston Exploration                            --    $239,444    $  239,444
   Apache Corporation                             --    $229,265    $  229,265
   Kerr McGee Oil & Gas                           --    $152,487    $  152,487

COMPETITION

All segments of our business are highly competitive. Vigorous competition occurs among oil, gas and other energy sources, and between producers, transporters, and distributors of oil and gas. Our pipeline business faces competition from other pipelines in the markets that we serve. The principal elements of competition among pipelines are rates, terms of service, access to markets, flexibility and reliability of service. Our oil and natural gas business competes for the acquisition of oil and natural gas properties, primarily on the basis of the price to be paid for such properties, with numerous entities, including major oil companies, independent oil and natural gas concerns and individual producers and operators. Many of these competitors are large, well-established companies and have financial and other resources substantially greater than ours, which give them an advantage over us in evaluating and obtaining properties and prospects. Our ability to acquire additional oil and natural gas properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment. There is also competition for the hiring of experienced personnel to manage and operate our assets. Several highly competitive alternative transportation and delivery options exist for current and potential customers of our traditional gas and oil gathering and transportation business. Competition also exists with other industries in supplying the energy and fuel needs of consumers.

MARKETS

The availability of a ready market for oil and gas, and the prices of such oil and gas, depends upon a number of factors, which are beyond our control. These include, among other things:

     -    the level of domestic production;

     -    actions taken by foreign oil and gas producing nations;

     -    the availability of pipelines with adequate capacity;

     -    the availability of vessels for direct shipment;

     -    lightering, transshipment and other means of transportation;

     -    the availability and marketing of other competitive fuels;

     -    fluctuating and seasonal demand for oil, gas and refined products; and

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

GOVERNMENTAL REGULATION

The production, processing, marketing, and transportation of oil and gas by us are subject to federal, state and local regulations which can have a significant impact upon our overall operations.

Federal Regulation of Natural Gas Transportation. The transportation and resale of gas in interstate commerce have been regulated by the Natural Gas Act ("NGA"), the Natural Gas Policy Act ("NGPA"), and the rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC"). In the past, the federal government has regulated the prices at which gas could be sold. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting producer sales of gas, effective January 1, 1993. The Energy Policy Act of 2005 did not alter our non-FERC-jurisdictional status, but has greatly expanded FERC's authority, including enforcement authority against market manipulation "in connection with" FERC-jurisdictional transactions. The nature and extent of FERC's implementation of its new authorities is not yet known. Additionally, energy pricing has attracted renewed political interest. Thus Congress could reenact price controls in the future. The rates, terms and conditions applicable to interstate transportation of gas by pipelines are regulated by the FERC under the NGA, as well as under Section 311 of the NGPA. In the fall of 2005, FERC launched a Notice of Inquiry into potential additional regulation of offshore gathering operations that, unlike Blue Dolphin Pipe Line Company, are affiliated with interstate pipelines and have the potential to engage in anticompetitive behavior, conditioning access to interstate pipeline service upon use of the affiliated gathering line.

All of our pipelines located offshore in federal waters are subject to the requirements of the Outer Continental Shelf Lands Act ("OCSLA"). The FERC has stated that non-jurisdictional gathering lines, as well as interstate pipelines, are fully subject to the open access and nondiscrimination requirements of OCSLA's Section 5, which generally authorizes the FERC to insure that gas pipelines on the Outer Continental Shelf ("OCS") will transport for non-owner shippers in a nondiscriminatory manner and will be operated in accordance with certain pro-competitive principles.

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

Federal Oil and Gas Leases. All of our exploration and production operations are currently located on federal oil and gas leases in the OCS, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA that are subject to interpretation and change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurance that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. We are currently in compliance with the bonding requirements of the MMS. Under some circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.

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

Various federal and state programs regulate the conservation and development of coastal resources. The federal Coastal Zone Management Act was passed to preserve and, where possible, restore the natural resources of the coastal zone of the United States of America and to provide for federal grants for state management programs that regulate land use, water use and coastal development. Under the Louisiana Coastal Zone Management Program, coastal use permits are required for certain activities, even if the activity only partially infringes on the coastal zone. Among other things, projects involving use of state lands and water bottoms, dredge or fill activities that intersect with more than one body of water, mineral activities, including the exploration and production of oil and gas, and pipelines for the gathering, transportation or transmission of oil, gas and other minerals require such permits. General permits, which entail a reduced administrative burden, are available for a number of routine oil and gas activities. The Texas Coastal Coordination Act ("CCA") establishes the Texas Coastal Management Program that applies in the nineteen Texas counties that border the Gulf of Mexico and its tidal bays. The CCA provides for the review of state and federal agency rules and agency actions for consistency with the goals and policies of the Coastal Management Plan. These coastal programs may affect agency permitting of our facilities.

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

RISK FACTORS

We are primarily dependent on revenues from our pipeline systems and our working interests in two oil and gas producing properties.

Although revenues from oil and gas sales accounted for approximately 69.5% of our total revenues in 2005, as a result of our sale of substantially all of our proved oil and gas reserves in 2002 and the limited amount of reserves on properties we own interests in, we expect that our future revenues will be primarily dependent on the level of use of our pipeline systems. Various factors will influence the level of use of our pipeline systems including the success of drilling programs in the areas near our pipelines and our ability to attract new producer/shippers. There are various pipelines in and around our pipeline systems that we vigorously compete with to attract new producer/shippers to our pipeline systems. There can be no assurance that we will be successful in attracting new producer/shippers to our pipeline systems.

Furthermore, the rate of production from oil and gas properties generally declines as reserves are depleted. Our working interests are in properties in the Gulf of Mexico where, generally, the rate of production declines more rapidly than in many other producing areas of the world. As the level of production from these properties declines our revenue from these interests will decrease. Unless we are able to replace this revenue, with revenue from interests in other oil and gas properties, increase the level of utilization of our pipelines or acquire other revenue generating assets at an acceptable cost, our revenues and cash flow from operations will decrease.

The geographic concentration of our assets may have a greater effect on us as compared to other companies.

All of our assets are located in the Gulf of Mexico and the onshore gulf coast of Texas. Because our assets are not as diversified geographically as many of our competitors, our business is subject to local conditions more than other, more geographically diversified companies. Any regional events, including price fluctuations, natural disasters, and restrictive regulations, that increase costs, impacts the exploration and development of oil and gas in the Gulf of Mexico, reduce availability of equipment or supplies, reduce demand for oil and gas production may impact our business more than if our assets were geographically diversified.

If we are not able to generate sufficient funds from our operations and other financing sources, we may not be able to finance our operations.

We have historically needed substantial amounts of cash to fund our working capital requirements. Because we have experienced a negative working capital position in past years, we have been dependent on debt and equity financing to meet our working capital requirements that were not funded from operations.

Low commodity prices, production problems, declines in production, disappointing drilling results and other factors beyond our control could reduce our funds from operations. As a result we may have to seek debt and equity financing to meet our working capital requirements. Furthermore, we have incurred losses in the past that may affect our ability to obtain financing. In addition, financing may not be available to us in the future on acceptable terms or at all. In the event additional capital is not available, we may be forced to sell some of our assets on an untimely or unfavorable basis.

We face strong competition from larger companies that may negatively affect our ability to carry on operations.

We operate in a highly competitive industry. Our competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers, many of which possess greater financial and other resources than we do. Our ability to successfully compete in the marketplace is affected by many factors including:

          - most of our competitors have greater financial resources than we do, which gives them better access to capital to acquire assets; and

          - we often establish a higher standard for the minimum projected rate of return on invested capital than some of our competitors since we cannot afford to absorb certain risks. We believe this puts us at a competitive disadvantage in acquiring pipelines and oil and gas properties.

Oil and gas prices are volatile and a substantial and extended decline in the price of oil and gas would have a material adverse effect on us.

The tightening of natural gas supply and demand fundamentals has resulted in higher, but extremely volatile, natural gas prices, and this volatility in natural gas prices is expected to continue. Our revenues, profitability, operating cash flow and our potential for growth are largely dependent on prevailing oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, uncertainties within the market and a variety of other factors beyond our control. These factors include:

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

Reserve estimates depend on many assumptions that may prove to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions could cause the quantities and net present value of our reserves to be overstated.

Estimating reserves of oil and gas is complex. The process relies on interpretations of available geologic, geophysics, engineering and production data. The extent, quality and reliability of this data can vary. The process also required certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

          -    the quality and quantity of available data;

          -    the interpretation of that data;

          -    the accuracy of various mandated economic assumptions; and

          -    the judgment of the persons preparing the estimate.

The proved reserve information set forth in this report is based on estimates we prepared. Estimates prepared by others might differ materially from our estimates.

Actual quantities of recoverable oil and gas reserves, future production, oil and gas prices, taxes, development expenditures and operating expenses most likely will vary from our estimates. Any significant variance could materially affect the quantities and net present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing oil and gas prices. Our reserves also may be susceptible to drainage by operators on adjacent properties.

The present value of future net cash flows will most likely not equate to the current market value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs in effect at December 31. Actual future prices and costs may be materially higher or lower than the prices and costs we used.

We cannot control the activities on properties we do not operate.

Currently, other companies operate or control the development of the oil and gas properties in which we have an interest. As a result, we depend on the operator of the wells or leases to properly conduct lease acquisition, drilling, completion and production operations. The failure of an operator, or the drilling contractors and other service providers selected by the operator to properly perform services, or an operator's failure to act in ways that are in our best interest, could adversely affect us, including the amount and timing of revenues, if any, we receive from our interests.

We own and generally anticipate that we will typically continue to own substantially less than a 50% working interest in our prospects and will therefore engage in joint operations with other working interest owners. Since we own or control less than a majority of the working interest in a prospect, decisions affecting the prospect could be made by the owners of a majority of the working interest. For instance, if we are unwilling or unable to participate in the costs of operations approved by a majority of the working interests in a well, our working interest in the well (and possibly other wells on the prospect) will likely be subject to contractual "non-consent penalties." These penalties may include, for example, full or partial forfeiture of our interest in the well or a relinquishment of our interest in production from the well in favor of the participating working interest owners until the participating working interest owners have recovered a multiple of the costs which would have been borne by us if we had elected to participate, which often ranges from 400% to 600% of such costs.

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

Our operations are subject to inherent risks normally associated with those operations, such as:

          -    pipeline ruptures;

          - sudden violent expulsions of oil, gas and mud while drilling a well, commonly referred to as a blowout;

          - a cave in and collapse of the earth's structure surrounding a well, commonly referred to as cratering;

          -    explosions;

          -    fires;

          -    pollution; and

          -    other environmental risks.

If any of these events were to occur, we could suffer substantial losses from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Our offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions and more extensive governmental regulation. These regulations may, in certain circumstances, impose strict liability for pollution damage or result in the interruption or termination of operations.

Losses and liabilities from uninsured or underinsured drilling and operating activities could have a material adverse effect on our financial condition and results of operations.

We maintain several types of insurance to cover our operations, including maritime employer's liability and comprehensive general liability. Amounts over base coverages are provided by primary and excess umbrella liability policies with maximum limits of $25 million. We also maintain operator's extra expense coverage, which covers the control of drilled or producing wells as well as re-drilling expenses and pollution coverage for wells out of control.

We may not be able to maintain adequate insurance in the future at rates we consider reasonable or losses may exceed the maximum limits under our insurance policies. In 2004, in connection with the implementation of certain cost saving measures, we cancelled the property insurance coverage on our pipelines. In 2005, we did not obtain property insurance coverage on our pipelines since we were not able to acquire the coverage at what we believed to be reasonable terms. If a significant event that is not fully insured or indemnified occurs, it could materially and adversely affect our financial condition and results of operations.

Compliance with environmental and other government regulations could be costly and could negatively impact our operations.

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

Our operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred which could have a material adverse effect on our financial condition and results of operations. We maintain insurance coverage for our operations, including limited coverage for sudden and accidental environmental damages, but we do not believe that insurance coverage for all environmental damages that occur over time or complete coverage for sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of our properties if certain environmental damages occur.

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

BACK-IN AFTER PAYOUT INTEREST. A contractual right of a non-participating partner to participate in a well or wells after the wells have produced enough for the participating partners to recover their capital costs of drilling, completing, and operating the wells.

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

We have month to month contracts with several companies, including Drillmar, Inc. (see Note 9, Related Party Transactions, to the Consolidated Financial Statements in Item 7) to use our extra office space. Monthly proceeds from these contracts is approximately $6,000.

ITEM 3. LEGAL PROCEEDINGS

We are presently only a party to litigation that is incidental to our business and neither we nor any of our property is subject to any material pending legal proceedings.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

Our common stock is quoted on the NASDAQ Small Cap Market under the symbol "BDCO". As of March 21, 2006, there were an estimated 500 stockholders of record and we estimate there are more than 1,000 beneficial owners of our common stock. NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the high and low bid price for the common stock as reported by the NASDAQ.

                                       High    Low
                                      -----   -----
Quarter Ended March 31, 2004 ......   $2.60   $1.26
Quarter Ended June 30, 2004 .......   $1.37   $1.00
Quarter Ended September 30, 2004 ..   $1.66   $0.90
Quarter Ended December 31, 2004 ...   $1.98   $0.97
Quarter Ended March 31, 2005 ......   $4.15   $0.76
Quarter Ended June 30, 2005 .......   $4.26   $1.35
Quarter Ended September 30, 2005 ..   $3.52   $2.04
Quarter Ended December 31, 2005 ...   $3.06   $1.95

On February 16, 2005, we received a notice from NASDAQ that because our common stock traded below the minimum $1.00 bid price for 30 consecutive trading days the common stock would be delisted if our bid price did not close above $1.00 for 10 consecutive trading days by August 15, 2005. On March 17, 2005, we received a notice from NASDAQ that we regained compliance with the listing requirements as a result of the bid price of our common stock closing above $1.00 for 10 consecutive trading days.

DIVIDEND POLICY

We have not declared or paid any dividends on our common stock since our incorporation. We currently intend to retain earnings for our capital needs and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Previously, a loan agreement of ours restricted us from paying dividends on our common stock if there was an outstanding balance under the loan agreement. Any loan agreements which we may enter into in the future will likely contain restrictions on the payment of dividends on our common stock. Future policy with respect to dividends will be determined by our Board of Directors based upon our earnings and financial condition, capital requirements and other considerations. We are a holding company that conducts substantially all of our operations through our subsidiaries. As a result, our ability to pay dividends on the common stock is dependent on the cash flow of our subsidiaries.

RECENT SALES OF UNREGISTERED SECURITIES

In March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock at a purchase price of $1.75 per share. The net proceeds from the offering after the payment of commissions and expenses were approximately

$2,025,000. The Company expects to use the proceeds for possible acquisitions and planned expansions of its facilities, as well as for working capital and general corporate purposes. In addition, in connection with the terms of a placement agency agreement, we issued warrants to purchase an aggregate of 8,572 shares of common stock. The warrants vest immediately upon issuance and the exercise price per share varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price per share in the offering, (ii) from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date, 120% of the purchase price per share in the offering and (iii) after the expiration of two years from the issue date of the warrants, 130% of the purchase price per share in the offering.

In September 2004, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with certain accredited investors and certain of our directors for the purchase and sale of promissory notes in an aggregate principal amount of $750,000 (the "Promissory Notes") and warrants to purchase 3,100,000 shares of common stock at a purchase price of $0.003 per warrant (the "Warrants"). The sale of the Promissory Notes and the first tranche of 1,250,000 Warrants (the "Initial Warrants") closed on September 8, 2004, and the sale of the second tranche of 1,550,000 Warrants (the "Additional Warrants") closed on November 30, 2004, after we received stockholder approval at our November 11, 2004 special stockholders' meeting. We received net proceeds of $758,400 from the sale of the Promissory Notes and the Warrants. An additional 300,000 Warrants were granted to certain of our directors pursuant to the Purchase Agreement. During 2005, all warrants outstanding were exercised in a "cashless" manner, resulting in 279,631 shares of common stock being surrendered and 2,820,369 shares of common stock issued to the warrant holders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a review of certain aspects of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements included in Item 7 and the description of our business in
Item 1-Description of Business.

EXECUTIVE SUMMARY

We are engaged in two lines of business: (i) pipeline transportation and related services for producer/shippers, and (ii) oil and gas exploration and production. We conduct all of our operations through our subsidiaries. Our assets are located offshore and onshore in the Texas Gulf Coast region. Our goal is to create greater value for our stockholders by increasing the utilization of our existing assets, acquiring strategic assets to increase the diversification of our asset base, improving our competitive position in the markets we serve, and continuing to manage our operating and overhead costs. Although we are primarily focusing on acquisitions of pipeline assets, we will review and evaluate opportunities to acquire producing oil and gas properties as well.

At the beginning of 2005, we faced a very serious working capital deficiency. We expected that we would need to raise additional capital of approximately $500,000 to be able to meet our obligations for the year. However, during 2005 and early 2006, several actions and events contributed to a significant improvement in our financial condition:

     - In February 2005, we renegotiated the terms of a $750,000 promissory note, bearing interest at 6% per annum and due to MCNIC on December 31, 2006. Under the new terms, the principal amount of the note was reduced to $250,000 and it is now non-interest bearing. In addition, all previously accrued interest on the promissory note was forgiven.

     - In April 2005, the holders of $450,000 of the $750,000 in promissory notes issued in September 2004, agreed to extend the maturity date of their promissory notes to June 30, 2006, and to defer the payment of all unpaid and future interest on their promissory notes until maturity.

     - In July 2005, we entered into gas and condensate transportation and handling agreements with Manti Operating Company. Delivery of production into the Blue Dolphin System from Galveston area state tract 348 commenced in August 2005 and we began providing services to Manti for this production.

     - In September 2005, we began receiving payments for our after-payout working interest in two wells in High Island Block 37. We recorded net revenues of approximately $2,397,000 from High Island Block 37 for 2005, representing our share of the sales of oil and gas from the estimated payout in July 2004 through December 2005. The two wells produced at a combined average rate of 23.1 MMcf per day during 2005.

     - Also in September 2005, two wells in High Island Block A-7 were successfully recompleted and production was reestablished at significantly higher rates. The wells were shut in for a short period of time awaiting resumption of transportation capacity following Hurricane Rita. The wells produced at a combined average rate of 5.4 MMcf per day during the fourth quarter.

     - In late September 2005, we entered into gas and condensate transportation and handling agreements with a new shipper to deliver production into the Blue Dolphin System at our Galveston Block 288C platform. Production from this well is expected to commence late in the second quarter of 2006.

     - In early October 2005, we entered into gas and condensate transportation and handling agreements with another new shipper to deliver production into the Blue Dolphin System in Galveston Block
          287. Production from this well is currently expected to commence in the second quarter of 2006.

     - In March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock. Net proceeds from the offering after the payment of commissions and expenses were approximately $2,025,000.

Although the rate of production generally declines as reserves are depleted, we currently expect our working interests in High Island Block 37 and High Island Block A-7 to continue to generate significant revenues during 2006. However, there is the possibility that these wells could experience production problems which could significantly decrease the level of production and have a material adverse effect on our cash flows and liquidity. We also expect the throughput from two new transportation customers on the Blue Dolphin System to increase utilization of the pipeline in 2006. However, we cannot determine the throughput volumes from these new customers, and as a result, cannot predict the impact the volumes will have on our revenues.

Due to our small size, geographically concentrated asset base, and limited capital resources, any negative event has the potential to cause significant harm to our financial condition. In 2006, we will continue our efforts to raise capital and acquire additional pipeline assets that will diversify this risk, be accretive to earnings and increase our financial flexibility.

LIQUIDITY AND CAPITAL RESOURCES

We began 2005 with accumulated and continuing losses from operations. We also had debt service and contractual obligations of approximately $1.5 million due in 2005. This significant burden raised doubts about our viability as a going concern. Our auditors, UHY Mann Frankfort Stein and Lipp CPAs, LLP

("UHY") added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2004, indicating that substantial doubt existed about our ability to continue as a going concern. However, our financial condition improved significantly as a result of the revenues received from our non-operated working interests in High Island Block 37 and High Island Block A-7, and actions we have taken to restructure our indebtedness and contract with a new shipper whose production commenced in August 2005. The increase in gas transportation rates charged on the Blue Dolphin System negotiated in 2004 also had a significant positive effect. We ended 2005 with working capital of approximately $2.1 million and total obligations were reduced from approximately $4.0 million at year-end 2004 to approximately $3.0 million at year-end 2005. We believe we have sufficient liquidity to satisfy our working capital requirements through December 31, 2006.

The following table summarizes our financial position for the years indicated (amounts in thousands):

                              December 31,   December 31,
                                  2005           2004
                              ------------   ------------
                              Amount    %    Amount    %
                              ------   ---   ------   ---
Working Capital               $2,053    29   $  404     7
Property and equipment, net    4,980    71    5,324    93
Other noncurrent assets           11    --       11    --
                              ------   ---   ------   ---
      Total                   $7,044   100   $5,739   100
                              ======   ===   ======   ===
Long-term Liabilities         $2,256    32   $2,374    41
Stockholders' equity           4,788    68    3,365    59
                              ------   ---   ------   ---
      Total                   $7,044   100   $5,739   100
                              ======   ===   ======   ===

The net cash provided by or used in operating, investing and financing activities is summarized below:

                                  Years ended December 31
                                  -----------------------
                                   (amounts in thousands)
                                       2005     2004
                                      -----   -------
Net cash provided by (used in):
   Operating activities               $  50   $(2,603)
   Investing activities                 106       875
   Financing activites                 (419)      586
                                      -----   -------
Net decrease in cash                  $(263)  $(1,142)
                                      =====   =======

In September 2005, we began receiving payments for our contractual after-payout working interest in High Island Block 37. The initial payment of approximately $1.3 million was for production net of expenses from the estimated payout on July 1, 2004, through May 2005. We expect to continue to receive monthly payments for our share of revenues from the sales of gas and oil from this block. We have recognized gross gas and oil sales revenues of approximately $2.4 million and lease operating expenses of approximately $16,000 associated with High Island 37 in 2005, representing our interests from payout through December 2005. There are two wells in this block currently producing at a combined rate of approximately 23 MMcf per day. We have a working interest of approximately 2.8% in both wells.

Also in September 2005, two wells in High Island Block A-7 were successfully recompleted and resumed production at a significantly higher rate compared to the single well that produced through the first and second quarters of 2005. The wells were shut-in for a period of time while third party transporters made repairs following Hurricane Rita. One well resumed production in late October and the second well resumed production in early November. We recognized gross gas and oil sales revenues of approximately $722,000 and lease operating expenses of approximately $125,000 for High Island Block A-7 for the year ended December 31, 2005. Approximately $630,000 of these revenues are for production in the fourth quarter after the recompletions. Lease operating expenses were spread relatively evenly throughout the year. Only one of the two wells is currently producing. Production is currently approximately 7 MMcf per day. Our working interest is approximately 8.9 % in both wells.

Despite the significant revenues generated by sales of gas and oil from our working interests in High Island 37 and High Island A-7, our financial condition continues to be adversely affected by the poor utilization of our pipeline assets. Without the revenues and resulting cash inflows we are receiving from sales of gas and oil, we would not be generating sufficient cash from operations to cover our operating and general and administrative expenses. Natural gas throughput on our Blue Dolphin System is currently 9 MMcf per day, representing approximately 6% of system capacity. Natural gas throughput on the GA 350 Pipeline is currently 9 MMcf per day, which is approximately 14% of pipeline capacity.

Effective October 1, 2004, we renegotiated the gas transportation rates on the Blue Dolphin System due to operating losses incurred. As a result, gas transportation revenues from the Blue Dolphin System for the year ended December 31, 2005 were approximately $1,154,000. Without the increased rates, gas transportation revenues would have been approximately $505,000 for this same period.

We have significant available capacity on the Blue Dolphin System, the GA 350 Pipeline and the inactive Omega Pipeline and we believe all of the pipelines are in geographic market areas that are experiencing an increased level of interest by oil and gas operators. This assessment is based on recent leasing and drilling activity in the lease blocks surrounding the pipelines, as well as information obtained directly from the operators of properties near our pipelines. There have been four new discoveries near the Blue Dolphin System in 2005. We have entered into contracts for transportation and handling services with the operators of three of the properties and are currently in negotiations with the fourth. One of the new shippers, Manti Operating Company, began deliveries in 2005. We expect to begin providing transportation services to the remaining two new contracted shippers in the second quarter of 2006. However, drilling activity around our pipelines is currently being impeded by a shortage of drilling equipment in the Gulf of Mexico due to infrastructure repairs following Hurricanes Katrina and Rita. Ultimately, the future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipelines, and attraction and retention of producer/shippers to the pipelines.

The following table summarizes our contractual obligations and other commercial commitments at December 31, 2005 (amounts in thousands):

                                                  Payments Due by Period
                                    --------------------------------------------------
Contractual Obligations and Other             1 year                            After
Commercial Commitments               Total   or less   1-3 years   3-5 years   5 years
---------------------------------   ------   -------   ---------   ---------   -------
Notes Payable and Long-Term Debt    $1,127     627        500          --          --
Operating Leases, net of sublease      144     123         12           9          --
Abandonment Costs                    1,756      --        236          --       1,520
                                    ------     ---        ---         ---       -----
Total Contractual Obligations
   and Other Commercial
   Commitments                      $3,027     750        748           9       1,520
                                    ======     ===        ===         ===       =====

In early 2005, we had obligations to Tetra of approximately $450,000 to be paid during January through August 2005; $130,000 was due to MCNIC during February through December; and our promissory notes in the principal amount of $750,000 along with accrued interest of approximately $60,000 were due in September. Unless we were able to raise capital of approximately $500,000, we did not expect to be able to meet our obligations for 2005.

The monthly payments of $55,667 plus interest at 6% per annum due to Tetra were made as scheduled. The approximately $450,000 in payments represented the final obligations associated with the abandonment of the Buccaneer Field. On August 1, 2005, we made the final payment to Tetra.

On February 28, 2005, we entered into an amendment to our purchase agreement with MCNIC to acquire MCNIC's one-third interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline. Pursuant to the terms of the amendment, the original promissory note of $750,000 was exchanged for a new promissory note in the principal amount of $250,000, and all accrued interest on the original promissory note was forgiven, approximately $132,000. We agreed to make a principal payment of $30,000 upon execution of the amendment and to make monthly principal payments of $10,000 through December 31, 2006. MCNIC may also receive additional payments of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest through December 31, 2006. The principal amount of the new promissory note may also be increased by up to $500,000 if 50% or more of our 83% interest in the assets is sold before December 31, 2006. However, in the event that both of these contingencies were triggered, the principal of the promissory note cannot be increased by more than $500,000 in aggregate. We paid $130,000 of this promissory note in 2005 and have $120,000 remaining to be paid in 2006.

In April 2005, the holders of $450,000 of the $750,000 aggregate principal amount of promissory notes sold in September 2004, agreed to extend the maturity date of their promissory notes to June 30, 2006, and to defer the payment of all unpaid and future interest on their promissory notes until maturity. The promissory notes were originally sold on September 8, 2004 pursuant to the Note and Warrant Purchase Agreement we entered into with certain accredited investors and certain of our directors. The remaining $300,000 aggregate principal amount of promissory notes was retired at maturity on September 8, 2005.

In March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock. We incurred commissions and expenses of approximately $25,000 associated with the offering, and issued warrants to purchase an aggregate of 8,572 shares of common stock. The net proceeds of approximately $2,025,000 will be used for planned expansions of our existing facilities, possible acquisitions and general corporate purposes. In addition to providing funds immediately available for specific uses, the net proceeds of the private placement also provide additional working capital, which aids our ability to withstand events that could have an adverse effect on our operations.

RESULTS OF OPERATIONS

For the year ended December 31, 2005 ("2005"), we reported net income of $541,386, compared to a net loss of $2,500,334 for the year ended December 31, 2004 ("2004").

2005 COMPARED TO 2004

Revenue from pipeline operations. Revenues from pipeline operations increased by $361,036 or 35.6% in 2005 to $1,375,173. Revenues in 2005 from the Blue Dolphin System totaled approximately $1,154,000 compared to approximately $663,000 in 2004 primarily as a result of an increase in our average gas transportation rates on the Blue Dolphin System. The increased rates were negotiated due to net operating losses sustained on the Blue Dolphin System and were effective as of October 2004. The increased rates will decrease as our net operating results from the Blue Dolphin System improve, but in any case, the rates will be no lower than the rates that were in effect prior to the increase in October 2004. The increased revenues on the Blue Dolphin System were partially offset by decreased revenues on the GA 350 pipeline of approximately $130,000 due to a decrease in average daily gas volumes transported to approximately 12 MMcf per day in 2005 from approximately 17 MMcf per day in 2004.

Revenue from oil and gas sales. Revenue from oil and gas sales increased by $2,740,310 to $3,136,010 in 2005 from $395,700 in 2004 primarily due to recognition of approximately $2,414,000 of gross revenue for sales of gas and oil associated with a contractual after-payout working interest of approximately 2.8% in High Island Block 37. The revenue represents our interest in production from the estimated payout date of July 1, 2004 through December 2005. High Island Block A-7 ceased production in July 2005, and was recompleted in September 2005 to a new reservoir. A second well was also recompleted in September 2005. Both wells produced at a significantly higher combined rate for a portion of September 2005, but were shut-in due to Hurricane Rita. Production was re-established in October 2005. High Island Block A-7 provided gross revenue of approximately $722,000 in 2005 compared to approximately $332,000 in 2004. Approximately $630,000 of 2005 High Island Block A-7 revenue occurred in the fourth quarter after production was re-established following repairs to the onshore facilities of the third party transporter. Only one of the wells is currently producing. We have a working interest of approximately 8.9% in both wells.

Pipeline operating expenses. Pipeline operating expenses in 2005 increased by $2,898 to $1,081,563 primarily due to increased legal costs of approximately $38,000, increased consulting services costs of approximately $43,000, and increased contract labor costs of approximately $48,000, partially offset by lower repairs and maintenance costs of approximately $127,000. The decrease in insurance costs is due to a refund received for having no claims in the previous policy period and the elimination of property insurance coverage on our pipelines. The increase in legal costs is associated with an ongoing action against us, the outcome of which we do not believe will have a material impact. However, as this litigation continues we will continue to incur significant legal expenses which could have a material adverse effect on our financial condition.

General and administrative. General and administrative expenses increased by $220,910 to $2,608,511 in 2005. The increase was primarily due to recognition of approximately $774,000 of non-cash compensation expense associated with "cashless" exercises of 319,321 stock options by certain of our directors and employees. In 2004, we recognized non-cash compensation expense of approximately $694,000 associated with the issuance of warrants to certain of our directors. The increase was also due to higher legal and consulting expenses primarily associated with our efforts to raise capital, offset by lower personnel and other costs as a result of our cost reduction plans implemented in 2003 and 2004. If our business activities expand, however, we will need to hire additional employees, so our personnel and associated costs will increase.

Interest and other expense. Interest and other expense decreased by $302,679 to $124,294 in 2005. Other expense in 2004 included approximately $200,000 in legal and other fees associated with a proposed financing transaction that was subsequently terminated, amortization of costs associated with the Purchase Agreement of $120,000 and interest expense of approximately $85,000 on our Promissory Notes issued in September 2004 and other debt. Interest expense in 2005 was approximately $82,000.

Gain on sale of assets. Gain on sale of assets decreased by $230,931 in 2005. We recorded a gain in 2005 on the placement of our interests in the Galveston Area Block 287/297 leases of approximately $140,000. In 2004, we recorded a gain of approximately $344,000 associated with the sale of our 25% interest in New Avoca and a gain of approximately $27,000 associated with the sale of our 5% interest in two exploratory leases, East Cameron Blocks 90 and 94.

Interest and other income. Interest and other income increased by $30,310 in 2005 to $375,966. Other income in 2005 includes a gain on the elimination of accrued interest as a result of the restructuring of the MCNIC promissory note of approximately $132,000, a gain associated with the collection of a related-party note receivable of approximately $178,000 and accounts receivable of approximately $45,000 that were both previously written off. Other income in 2004 includes fees generated for consulting services we provided, associated with the evaluation of oil and gas properties, of approximately $110,000 and the collection of accounts receivable that were previously written off of approximately $165,000.

Equity in loss of affiliate. In 2004 we recorded a loss from our equity interest in New Avoca of $96,116. Our interest in New Avoca was sold in October 2004.

CRITICAL ACCOUNTING POLICIES

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules at or before their adoption, and believe the proper implementation and consistent application of the accounting rules is critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by comparatively analyzing similar situations and reviewing the accounting guidance governing them, and may consult with our independent accountants about the appropriate interpretation and application of these policies. Our most critical accounting policies currently relate to the accounting for the impairment of long-lived assets, which include primarily our pipeline assets, as of December 31, 2005 and the accounting for future abandonment costs.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we initiate a review for impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. Currently, our pipeline assets are significantly under utilized and such underutilization is an indicator of possible impairment at December 31, 2005. Accordingly, we developed future cash flows as of December 31, 2005 expected to be generated from our pipeline assets based on certain assumptions. The most significant assumption made in connection with the preparation of expected future cash flows is the assumption that pipeline throughput volumes will increase over the next few years due to increasing current leasing and drilling activities, and prospective drilling activity surrounding our pipelines. Based on the results of the impairment test, which indicates expected future undiscounted cash flows are in excess of the pipeline assets net carrying value, no impairment has been recorded as of December 31, 2005.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123(R) is effective for public companies for the first fiscal year beginning after December 31, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. We have not yet fully evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006. On March 29, 2005, the Securities Exchange Commission staff issued SAB No. 107, Share-Based Payment, to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain Securities Exchange Commission rules and regulations and to provide the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company will take into consideration the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123(R).

In March 2005, the FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations -- An Interpretation of SFAS No. 143, which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, Accounting for Asset Retirement Obligations, and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption did not have an impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS No. 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3, but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS 154 will be effective beginning in fiscal 2006 and will affect any accounting changes that we elect to make thereafter.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The provisions of SFAS No. 155 are not expected to have an impact at adoption.

              The remainder of this page left blank intentionally.

ITEM 7.   FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Index to Financial Statements:

Report of Independent Registered Public Accounting Firm..................    31

Consolidated Balance Sheet, at December 31, 2005.........................    32

Consolidated Statements of Operations, for the years
   ended December 31, 2005 and 2004......................................    34

Consolidated Statements of Stockholders' Equity, for the
   years ended December 31, 2005 and 2004................................    35

Consolidated Statements of Cash Flows, for the years
   ended December 31, 2005 and 2004......................................    36

Notes to Consolidated Financial Statements...............................    38

             Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of
Blue Dolphin Energy Company

We have audited the accompanying consolidated balance sheet of Blue Dolphin Energy Company and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Dolphin Energy Company and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
March 24, 2006

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2005

                            Assets
Current assets:
   Cash and cash equivalents                       $1,297,088
   Accounts receivable                              1,602,296
   Prepaid expenses and other current assets          182,577
                                                   ----------
         Total current assets                       3,081,961
Property and equipment, at cost:
   Oil and gas properties, including $5,343 of
      unproved leasehold cost (full-cost method)      549,720
   Pipelines                                        4,543,782
   Onshore separation and handling facilities       1,688,232
   Land                                               860,275
   Other property and equipment                       264,428
                                                   ----------
                                                    7,906,437
   Less accumulated depletion, depreciation,
      amortization, and impairment                  2,926,210
                                                   ----------
                                                    4,980,227
Other assets                                           11,359
                                                   ----------
                                                   $8,073,547
                                                   ==========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, CONTINUED

                                December 31, 2005

              Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                 $    394,765
   Notes payable                                         450,000
   Current portion of long-term debt                     120,000
   Accrued expenses and other current liabilities         64,456
                                                    ------------
         Total current liabilities                     1,029,221
Long-term liabilities:
   Long-term debt                                        500,000
   Asset retirement obligations                        1,756,269
                                                    ------------
         Total long-term liabilities                   2,256,269
Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000
      shares authorized and 9,939,302 shares
      issued and outstanding                              99,393
   Additional paid-in capital                         27,980,475
   Accumulated deficit                               (23,291,811)
                                                    ------------
         Total stockholders' equity                    4,788,057
                                                    ------------
                                                    $  8,073,547
                                                    ============

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2005 and 2004

                                                 2005          2004
                                              ----------   -----------
Revenue from operations:
   Pipeline operations                        $1,375,173   $ 1,014,137
   Oil and gas sales                           3,136,010       395,700
   Gain on sale of oil and gas property               --        25,809
                                              ----------   -----------
      Revenue from operations                  4,511,183     1,435,646
Cost of operations:
   Pipeline operating expenses                 1,081,563     1,078,665
   Lease operating expenses                      155,174       134,313
   Depletion, depreciation and amortization      403,217       432,766
   General and administrative expenses         2,608,511     2,387,601
   Accretion expense                             100,308        96,542
                                              ----------   -----------
      Cost of operations                       4,348,773     4,129,887
                                              ----------   -----------
      Income (loss) from operations              162,410    (2,694,241)
Other income (expense):
   Interest and other expense                   (124,294)     (426,973)
   Gain on sale of assets                        140,409       371,340
   Interest and other income                     375,966       345,656
   Equity in losses of affiliate                      --       (96,116)
                                              ----------   -----------
      Income (loss) before income taxes          554,491    (2,500,334)
Income tax expense                               (13,105)           --
                                              ----------   -----------
      Net income (loss)                       $  541,386   $(2,500,334)
                                              ==========   ===========
Income (loss) per common share:
   - basic                                    $     0.06   $     (0.37)
                                              ==========   ===========
   - diluted                                  $     0.06   $     (0.37)
                                              ==========   ===========
Weighted average number of common shares
   - basic                                     8,763,475     6,734,395
                                              ==========   ===========
   - diluted                                   8,874,117     6,734,395
                                              ==========   ===========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 2005 and 2004

                                        Common               Additional                      Total
                                        stock      Common     paid-in      Accumulated   stockholders'
                                        shares     stock      capital        deficit        equity
                                      ---------   -------   -----------   ------------   -------------
Balance at December 31, 2003          6,657,845   $66,578   $26,267,308   $(21,332,863)   $ 5,001,023
   Exercise of stock options             93,688       937        19,063             --         20,000
   Common stock issued for services     112,156     1,122       140,878             --        142,000
   Issuance of warrants                      --        --       701,913             --        701,913
   Net loss                                  --        --            --     (2,500,334)    (2,500,334)
                                      ---------   -------   -----------   ------------    -----------
Balance at December 31, 2004          6,863,689    68,637    27,129,162    (23,833,197)     3,364,602
   Exercise of stock options            201,899     2,019       772,350             --        774,369
   Common stock issued for services      53,345       533       107,167             --        107,700
   Exercise of warrants               2,820,369    28,204       (28,204)            --             --
   Net income                                --        --            --        541,386        541,386
                                      ---------   -------   -----------   ------------    -----------
Balance at December 31, 2005          9,939,302   $99,393   $27,980,475   $(23,291,811)   $ 4,788,057
                                      =========   =======   ===========   ============    ===========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2005 and 2004

                                                             2005          2004
                                                         -----------   -----------
Operating activities:
   Net income (loss)                                     $   541,386   $(2,500,334)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depletion, depreciation and amortization               403,217       432,766
      Amortization of debt issuance costs                     54,630       122,418
      Gain on sale of assets                                (140,409)     (397,149)
      Accretion of asset retirement obligations              100,308        96,542
      Gain on modification of note payable                  (132,368)           --
      Equity in losses of affiliate                               --        96,116
      Compensation from exercise of stock options            774,369            --
      Compensation from issuance of warrants                      --       693,513
      Common stock issued for services                        94,800       142,000
      Changes in operating assets and liabilities:
         Accounts receivable                              (1,285,932)      172,721
         Prepaid expenses and other assets                   (68,095)       51,404
         Deferred federal income tax                              --       244,444
         Trade accounts payable and accrued expenses        (292,274)   (1,757,275)
                                                         -----------   -----------
            Net cash provided by (used in) operating
               activities                                     49,632    (2,602,834)
                                                         -----------   -----------
Investing activities:
   Exploration and development costs                         (72,501)      (26,590)
   Purchases of property and equipment                       (35,849)      (11,141)
   Proceeds from sale of assets                              214,632     1,000,127
   Development costs - New Avoca                                  --       (87,667)
                                                         -----------   -----------
            Net cash provided by investing activities        106,282       874,729
                                                         -----------   -----------

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     Years ended December 31, 2005 and 2004

                                                    2005          2004
                                                 ----------   -----------
Financing activities:
   Proceeds from (payments on) borrowings          (430,000)      750,000
   Financing costs incurred                          (2,275)     (192,638)
   Proceeds received from issuance of warrants
      and exercise of stock options                  12,900        28,400
                                                 ----------   -----------
      Net cash provided by (used in) financing
         activities                                (419,375)      585,762
                                                 ----------   -----------
      Decrease in cash and cash equivalents        (263,461)   (1,142,343)
Cash and cash equivalents at beginning of year    1,560,549     2,702,892
                                                 ----------   -----------
Cash and cash equivalents at end of year         $1,297,088   $ 1,560,549
                                                 ==========   ===========
Supplementary cash flow information:
   Interest paid                                 $   46,422   $    15,807
                                                 ==========   ===========

See accompanying notes to consolidated financial statements.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

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

     ACCOUNTING ESTIMATES

     We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and to the disclosure of contingent assets and liabilities, including reserve information, which affects the depletion calculation as well as the computation of the full cost ceiling limitation to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. While we believe current estimates are reasonable and appropriate, actual results could differ from those estimated.

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     The following table reflects the depletion expense incurred from oil and gas properties during the years indicated:

                             Years ended
                             December 31,
                            -------------
                             2005    2004
                            -----   -----
Depletion expense per Mcf
   equivalent produced      $0.19   $1.23
                            =====   =====

     At December 31, 2005, oil and gas properties included $5,343 of unproved leasehold costs that are not being amortized. These costs will begin to be amortized when they are evaluated, whether or not proved reserves are discovered, or when the lease term expires. Unproved leasehold costs consist of an interest in a federal lease located in the Gulf of Mexico with an expiration date of May 2006. In order to retain leases after the primary term, they must be producing or development operations must be in progress. Leases have primary terms of 5 years. Development of this lease is dependent upon the other owners of the lease initiating a plan of development.

     The following table reflects the years when costs were incurred for unproved leasehold costs:

                                                  Years ended
                                                  December 31,
                                              -------------------
                                  Total (1)      2005       2004    Prior Years
                                  ---------   ---------   -------   -----------
Property acquisition costs, net   $139,703    $   1,250   $16,892     $121,561
Exploration costs, net              39,136           --        --       39,136
Properties sold                    (74,223)     (74,223)       --           --
Properties evaluated (2)           (42,593)     (42,593)       --           --
Leases expired                     (56,680)     (56,680)       --           --
                                  --------    ---------   -------     --------
                                  $  5,343    $(172,246)  $16,892     $160,697
                                  ========    =========   =======     ========

(1) Unproved leasehold costs are net of leasehold costs transferred to the amortization base when they are evaluated and proved reserves are discovered, impairment is indicated or when the lease term expires.

(2)  Properties determined to have no future value.

We capitalize interest on expenditures made in connection with significant exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest has been capitalized for the years reflected herein.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     PIPELINES AND FACILITIES

     Pipelines and facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10-22 years.

     OTHER PROPERTY AND EQUIPMENT

     Depreciation of furniture, fixtures and other equipment, including assets held under capital leases, is computed using the straight-line method over estimated useful lives ranging from 3-10 years.

     In accordance with Statements of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom.

     ASSET RETIREMENT OBLIGATIONS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, as amended, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized.

     We have asset retirement obligations associated with the future abandonment of pipelines and related facilities and offshore oil and gas properties. The following table summarizes our asset retirement obligation transactions during the years ended December 31, 2005 and 2004.

                                                     Years ended
                                                     December 31,
                                                   ---------------
                                                    2005     2004
                                                   ------   ------
                                                    (in thousands)
Beginning asset retirement obligations .........   $1,622   $1,552
Liabilities incurred ...........................       40       --
Liabilities settled ............................       --      (14)
Gain from adjustment to estimated obligations ..       (6)      (9)
Accretion expense ..............................      100       97
Revisions in estimated cash flows ..............       --       (4)
                                                   ------   ------
Ending asset retirement obligations ............   $1,756   $1,622
                                                   ======   ======

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     INVESTMENT IN NEW AVOCA

     Until its sale in October 2004, we recorded our investment in New Avoca (25% owned and managed by us) using the equity method of accounting. Under the equity method, investments are recorded at cost plus our equity in earnings and losses after acquisition.

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

     Stock-based compensation expense of $774,369 was recognized in the twelve months ended December 31, 2005. Recognition of non-cash expense is required by Financial Accounting Standards Board Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). Pursuant to FIN 44, stock options exercised in a "cashless" manner by surrendering a portion of the option shares issued to pay the option exercise price, trigger variable accounting treatment, requiring the measurement of compensation expense at a period beyond the date of grant.

     In the fiscal quarter ending March 31, 2006, we will begin accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123(R) Share-Based Payment. SFAS No. 123(R) is a revision to Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. It requires that such transactions be accounted for using a fair value-based method.

              The remainder of this page left blank intentionally.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     Had compensation cost for our stock option plans been determined based on the fair market value at the grant dates for awards made, our net income
     (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                               Years ended December 31,
                                                               ------------------------
                                                                  2005          2004
                                                               ----------   -----------
Net income (loss) as reported                                  $  541,386   $(2,500,334)
Add: total stock-based employee compensation expense
   included in net income (loss), net of related tax effects      774,369       693,513
Deduct: total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of tax related effects                                     (66,420)     (866,193)
                                                               ----------   -----------
Pro forma net income (loss)                                    $1,249,335   $(2,673,014)
                                                               ==========   ===========
Basic income (loss) per share:
   As reported                                                 $     0.06   $     (0.37)
   Pro forma                                                   $     0.14   $     (0.40)
Diluted income (loss) per share:
   As reported                                                 $     0.06   $     (0.37)
   Pro forma                                                   $     0.14   $     (0.40)

     RECOGNITION OF OIL AND GAS REVENUE

     Sales from producing wells are recognized on the entitlement method of accounting which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at December 31, 2005 was not material.

     RECOGNITION OF PIPELINE TRANSPORTATION REVENUE

     Revenues from our pipelines are derived from fee-based contracts and are typically based on transportation fees per unit of volume transported multiplied by the volume delivered. Revenue is recognized when volumes have been physically delivered for the customer through the pipeline.

     INCOME TAXES

     We provide for income taxes using the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     EARNINGS PER SHARE

     We follow SFAS No. 128, Earnings per Share, for computing and presenting earnings per share which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations.

     Employee stock options of 346,942 and stock warrants of 3,100,000 at December 31, 2004 were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

     The following table provides a reconciliation between basic and diluted earnings per share:

                                                        Weighted-
                                                     Average Number
                                                    of Common Shares
                                                       Outstanding
                                                      and Potential      Per
                                       Net Income       Dilutive        Share
                                         (Loss)       Common Shares    Amount
                                      -----------   ----------------   ------
Year ended December 31, 2005
   Basic income per share             $   541,386       8,763,475      $0.06
   Effect of dilutive stock options            --         110,642         --
                                      -----------       ---------      -----
   Diluted income per share           $   541,386       8,874,117      $0.06
                                      ===========       =========      =====
Year ended December 31, 2004
   Basic and diluted loss per share   $(2,500,334)      6,734,395      $(0.37)
                                      ===========       =========      =====

     ENVIRONMENTAL

     We are subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally recorded at their undiscounted amounts unless the amounts and timing of payments is fixed or reliably determinable.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123(R) is effective for public companies for the first fiscal year beginning after December 31, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. We have not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006. On March 29, 2005, the Securities Exchange Commission staff issued SAB No. 107, Share-Based Payment, to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain Securities Exchange Commission rules and regulations and to provide the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company will take into consideration the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123(R).

     In March 2005, the FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations -- An Interpretation of SFAS No. 143, which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, Accounting for Asset Retirement Obligations, and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption did not have an impact on the Company's financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS No. 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3, but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS No. 154 will be effective beginning in fiscal 2006 and will affect any accounting changes that we elect to make thereafter.

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement No. 133 to Beneficial Interest in

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     Securitized Financial Assets. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The provisions of SFAS No. 155 are not expected to have an impact at adoption.

(2)  LIQUIDITY AND GOING CONCERN

     At December 31, 2005, our working capital was approximately $2.1 million. This is a significant improvement from our December 31, 2004 working capital of approximately $0.4 million. Due to our continuing losses and indebtedness, our auditors, UHY Mann, Frankfort, Stein and Lipp, LLP added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2004, indicating that substantial doubt existed about our ability to continue as a going concern. However, our financial condition experienced a significant improvement as a result of the cash flows we have received from our non-operated working interests in High Island Block 37 and High Island Block A-7, increased gas transportation rates negotiated with existing shippers in 2004 and transportation agreements we have signed with three new shippers on the Blue Dolphin System in 2005.

     We are continuing to receive monthly cash inflows from both of the High Island properties. The two wells in High Island Block 37 are currently producing approximately 23 MMcf per day combined. High Island Block A-7 has one well currently producing at approximately 7 MMcf per day. Only one of the new shippers on the Blue Dolphin System is delivering production into our pipeline at this time. It is expected the other two new shippers will initiate deliveries in the second quarter of 2006.

     Also, in March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock at a price of $1.75 per share. The net proceeds from this offering after commissions and expenses were approximately $2,025,000. We expect to use these proceeds for possible acquisitions and planned expansions of our existing facilities as well as for working capital and general corporate purposes. We believe we have sufficient liquidity to satisfy our working capital requirements through December 31, 2006.

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES of our notes payable and debt approximates the fair value due to the short-term nature of such note.

(4)  INCOME TAXES

     Income tax expense consisted of current federal expense of $13,105 and $0 for 2005 and 2004, respectively.

     The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 are presented below:

Deferred tax assets:
   Net operating loss and capital loss carryforwards   $ 4,095,317
   AMT credit carryforward                                  13,105
Deferred tax liabilities:
   Basis differences in property and equipment             (19,191)
                                                       -----------
   Net deferred tax asset                                4,089,231
   Less: valuation allowance                            (4,089,231)
                                                       -----------
   Deferred tax asset, net                             $        --
                                                       ===========

     In assessing the reliability of deferred tax assets, we apply SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, a full valuation allowance against our deferred tax asset was recognized at December 31, 2005 due to our uncertainty as to the utilization of the deferred tax asset in the foreseeable future.

     Our effective tax rate applicable to continuing operations in 2005 and 2004 is as follows:

                                            Years ended
                                           December 31,
                                           ------------
                                            2005   2004
                                            ----   ----
Expected tax rate                            (34%) (34%)
State taxes, net of federal benefit           --    --
Expenses not deductible for tax purposes      --    --
Change in valuation allowance recognized
   in earnings                                34%   34%
Other                                       2.35%   --
                                            ----   ---
                                            2.35%    0%
                                            ====   ===

     For federal tax purposes, we have a net operating loss carryforwards ("NOLs") of approximately $12.0 million at December 31, 2005. These NOLs must be utilized prior to their expiration, which is between 2006 and 2024. During 2004, we received a $244,444 refund from prior periods alternative minimum tax credits.

     On September 8, 2004, American Resources Offshore, a wholly owned subsidiary, was sold to Ivar Siem, our Chairman and chief Executive Officer, on behalf of certain stockholders who held a number of shares of our common stock above a threshold that he determined at the time of sale.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     American Resources had $17.5 million of NOL's that we would likely have not been able to utilize due to limitations on their use resulting from a prior ownership change. American Resources did have $7.3 million of NOL's that were not subject to limitations.

(5)  LONG-TERM DEBT AND NOTES PAYABLE

     On February 28, 2005 (effective as of January 1, 2005), we entered into the Amendment to our Purchase Agreement with MCNIC. Under the terms of the original Purchase Agreement, we acquired MCNIC's one-third interests in both the Blue Dolphin System and the inactive Omega Pipeline. Pursuant to the terms of the Amendment, the Original Promissory Note was exchanged for the New Promissory Note, and all accrued interest on the Original Promissory Note, $132,368 at December 31, 2004, was forgiven and included in other income for the year ended December 31, 2005. In addition to the New Promissory Note, MCNIC can receive additional payments of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest in the Blue Dolphin System through December 31, 2006. We made a principal payment on the New Promissory Note of $30,000 upon the execution of the Amendment. Under the terms of the New Promissory Note we will make monthly principal payments of $10,000 through its maturity date of December 31, 2006. The principal amount of the New Promissory Note may be increased by up to $500,000 if 50% or more of our 83% interest in the Blue Dolphin System is sold before December 31, 2006.

Long-term debt at December 31, 2005 is as follows:

Note payable secured by the 1/3 interest acquired   $620,000
Less current maturities                              120,000
                                                    --------
                                                    $500,000
                                                    ========

     In April 2005, the holders of $450,000 of the $750,000 aggregate principal amount of promissory notes sold in September 2004, agreed to extend the maturity date of their promissory notes to June 30, 2006, and to defer the payment of all unpaid and future interest on their promissory notes until maturity. The promissory notes were originally sold on September 8, 2004 pursuant to the Note and Warrant Purchase Agreement we entered into with certain accredited investors and certain of our directors. The remaining $300,000 aggregate principal amount of promissory notes was retired at maturity on September 8, 2005.

     Total interest expense was approximately $82,000 and $85,000 for 2005 and 2004, respectively.

(6)  EXERCISE OF WARRANTS

     At January 1, 2005, there were 3,100,000 warrants outstanding that were issued pursuant to our Note and Warrant Purchase Agreement dated September 8, 2004. During the twelve months ended December 31, 2005, all 3,100,000 warrants were exercised.

     The exercise of the warrants was accomplished via net exercises, whereby holders surrendered their right to purchase a portion of the shares of common stock, resulting in 279,631 shares of common stock being surrendered to us for payment of the warrant exercise price and 2,820,369 shares issued to warrant holders.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

(7)  STOCKHOLDERS' EQUITY

     In 2005, 319,321 stock options were exercised in a "cashless" manner, resulting in the issuance of 201,899 shares of common stock and recognition of approximately $774,000 of non-cash compensation expense. Also in 2005, 3,100,000 warrants outstanding were exercised in a "cashless" manner, whereby holders surrender a portion of the shares obtained to pay for the exercise price of the warrants, resulting in 279,631 shares of common stock being surrendered and 2,820,369 shares of common stock issued to the warrant holders.

     In January 2006, we issued 30,000 shares of common stock into our Blue Dolphin Services Co. 401K Plan as a 2005 contribution. We recorded compensation expense of $64,800 associated with this contribution.

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

              The remainder of this page left blank intentionally.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     At December 31, 2005 we had reserved a total of 143,997 shares of common stock for issuance under the above mentioned stock option plans. A summary of the status of our fixed stock options granted to key employees, officers and directors, for the purchase of shares of common stock, are as follows:

                                                                   DECEMBER 31,
                                             -------------------------------------------------------
                                                        2005                         2004
                                             --------------------------   --------------------------
                                                            WEIGHTED                     WEIGHTED
                                                             AVERAGE                      AVERAGE
                                               SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE
                                             ---------   --------------   ---------   --------------
Options outstanding at the beginning
   of the year                                 346,942        $1.09         501,919        $1.06
Options granted at an exercise price
   of $.80 per share                            90,376        $0.80              --           --
Options exercised                             (289,321)       $0.71        (117,142)       $0.39
Options expired or cancelled                    (4,000)       $4.89         (37,835)       $2.99
                                             ---------                    ---------
Options outstanding at the end of the year     143,997                      346,942
                                             =========                    =========
Weighted average exercise price of
   options outstanding                       $    1.56                    $    1.09
Weighted average fair value of options
   granted during the period                 $    0.73                           --
Weighted average remaining contractual
   life of options outstanding               7.1 years                    7.6 years

              The remainder of this page left blank intentionally.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

                         OPTIONS OUTSTANDING AND EXERCISABLE
                   -----------------------------------------------
                                     WEIGHTED
                                     AVERAGE
                                     REMAINING        WEIGHTED
                      NUMBER     CONTRACTUAL LIFE      AVERAGE
 EXERCISE PRICES   OUTSTANDING       IN YEARS       EXERCISE PRICE
----------------   -----------   ----------------   --------------
$.35 to $.80          98,768            7.8              $0.54
$1.55 to $1.90        23,429            6.1              $1.71
$6.00                 21,800            4.4              $6.00
                     -------
                     143,997
                     =======

     At December 31, 2005, options for 143,997 shares of common stock were immediately exercisable. There were 90,376 options granted in 2005, and no options granted in 2004. Pursuant to the requirements of SFAS No. 123, the weighted average fair market value of options granted during 2005 was $0.73 per share. The weighted average closing bid price for our common stock at the date the options were granted during 2005 was $0.80 per share. The weighted average exercise price for outstanding options at December 31, 2005 and 2004 per share was $1.56 and $1.09, respectively. The fair market value pursuant to SFAS No. 123 of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 104.6%, risk-free interest rate of 3.72% for grants in 2005, and an expected life of one year. There were no grants of stock options in 2004. As we have not declared dividends on our common stock since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of our common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

     Outstanding options at December 31, 2005 expire between May 17, 2010 and February 3, 2015.

(9)  RELATED PARTY TRANSACTIONS

     Related party transactions which are not disclosed elsewhere in these consolidated financial statements are discussed in the following paragraphs:

     We own 0.07% of the common stock of Drillmar, Inc. ("Drillmar"). Our Chairman, Ivar Siem, and one of our Directors, Harris A. Kaffie, own or control 28.1%, and 18.6%, respectively, of Drillmar's common stock. Messrs. Siem and Kaffie are both directors, and Mr. Siem is Chairman and President of Drillmar.

     In 2002, we recorded a full impairment of our investment in Drillmar and a full reserve for the accounts receivable amount owed to us from Drillmar of approximately $200,000 due to Drillmar's working capital deficiency and delays in securing capital funding. During 2004, we

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES collected $165,000 of the accounts receivable from Drillmar and we have collected the remaining balance of approximately $45,000 in 2005.

     In January 2003, Drillmar stockholders approved a restructuring plan whereby Drillmar was able to issue up to $3.0 million of convertible notes that will convert into common stock representing over 99% of Drillmar's outstanding shares. As a result, our ownership in Drillmar has been reduced to less than 1%. In November 2003, we converted a contingent obligation due from Drillmar for providing office space, accounting and administrative services from May 2002 through January 2003 totaling $162,000 (9 months at $18,000 per month) into a convertible note. In December 2005, we collected $178,555 from Drillmar for this convertible note, including interest at 6% per annum.

     We entered into an agreement with Drillmar effective as of February 1, 2003, whereby we provide and charge for office space which is currently $4,178 per month. We had provided professional, accounting and administrative services to Drillmar based on hourly rates based on our cost. However, since our implementation of staff reductions in mid 2004, no such services have been provided. The agreement can be terminated upon 30 days notice or by the mutual agreement of the parties.

(10) LEASES

     We have various noncancelable operating leases which continue through 2006. In March 2003, we entered into a sublease agreement expiring December 31, 2006 for certain of our office space with TexCal Energy (GP) LLC, formerly Tri-Union Development Corporation. Our annual receipts from this sublease are approximately $78,000. One of our Directors, Mr. Trimble, was the Chairman and Chief Executive Officer of TexCal Energy (GP) LLC until November 2004.

     The following is a schedule of future minimum lease payments required under noncancelable operating leases at December 31, 2005:

                                                  Future minimum
 Year ending   Future minimum   Future sublease   lease payments,
December 31,   lease payments      payments             net
------------   --------------   ---------------   ---------------
2006              $201,549          $78,552           $122,997
2007                 5,931               --              5,931
2008                 5,931               --              5,931
2009                 5,931               --              5,931
2010                 3,174               --              3,174
                  --------          -------           --------
   Total          $222,516          $78,552           $143,964
                  ========          =======           ========

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

     Rental expense on operating leases, net of sublease income and other rental reimbursements, for the years indicated are as follows:

 Years ended
December 31,
------------
    2005       $46,287
    2004       $64,632

(11) COMMITMENTS AND CONTINGENCIES

     We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

(12) BUSINESS SEGMENT INFORMATION

     Our income producing operations are conducted in two principal business segments: (i) pipeline transportation services and (ii) oil and gas exploration and production. Intercompany revenue and expenses are eliminated in consolidation. Information concerning these segments for the years ended December 31, 2005 and 2004 is as follows:

                                                                            Depletion,
                                              Operating                    Depreciation,
                                               income     Identifiable   Amortization and
                                 Revenues    (loss) (1)    assets (3)     Impairment (2)
                                ----------   ----------   ------------   ----------------
Year Ended December 31, 2005:
   Pipeline transportation      $1,375,173     (467,484)    5,645,179         319,686
   Oil and gas exploration
      and production             3,136,010    2,025,255     1,358,484          73,940
   Other                                     (1,395,361)    1,069,884           9,591
                                ----------   ----------     ---------         -------
   Consolidated                  4,511,183      162,410     8,073,547         403,217
   Other income                                 392,081
                                             ----------
   Income before income taxes                   554,491
Year Ended December 31, 2004:
   Pipeline transportation      $1,014,137   (1,331,046)    5,743,418         327,418
   Oil and gas exploration
      and production               395,700     (182,770)      295,916          94,025
   Other                            25,809   (1,180,425)    1,364,133          11,323
                                ----------   ----------     ---------         -------
   Consolidated                  1,435,646   (2,694,241)    7,403,467         432,766
   Other income                                 193,907
                                             ----------
   Loss before income taxes                  (2,500,334)

----------
1. Consolidated income (loss) from operations includes $1,385,768 and $1,194,911 in unallocated general and administrative expenses, and unallocated depletion, depreciation,

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES amortization and impairment of $9,591 and $11,323 for the years ended December 31, 2005 and 2004, respectively. All unallocated amounts are included in "Other".

2. Pipeline depletion, depreciation and amortization includes a provision for pipeline abandonment of $48,595 for the years ended December 31, 2005 and 2004. Oil and gas depletion, depreciation, amortization and impairment includes a provision for abandonment costs of platforms and wells of $20,169 and $24,497 for the years ended December 31, 2005 and 2004, respectively.

3. See the supplemental disclosures for oil and gas producing activities for discussion of capitalized costs incurred for oil and gas production operations. Capital expenditures of $25,179 and $1,075 were recorded for pipeline operations for the years ended December 31, 2005 and 2004, respectively.

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

                                         Oil and gas    Pipeline
                                           Sales       Operations      Total
                                         -----------   ----------   ----------
Year ended December 31, 2005:
   Hydro Gulf, LLC (formerly Spinnaker    $  722,499          --    $  722,499
      Exploration Company)
   Fidelity Exploration and
      Production Company                  $2,413,511          --    $2,413,511
Year ended December 31, 2004:
   Hydro Gulf, LLC (formerly Spinnaker    $  331,858          --    $  331,858
      Exploration Company)
   Houston Exploration                            --    $239,444    $  239,444
   Apache Corporation                             --    $229,265    $  229,265
   Kerr McGee Oil & Gas                           --    $152,487    $  152,487

(13) SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

     The following supplemental information regarding our oil and gas activities are presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, Disclosures About Oil and Gas Producing Activities.

     In April 2003, we began to receive revenue from our 8.9% reversionary working interest in the High Island Block A-7 field, in the Gulf of Mexico. Production from this field accounted for 23% and 84% of our oil and gas sales for the years ended December 31, 2005 and 2004, respectively, and 16% and 23% of our total revenue for these periods, respectively.

     In August 2003, "payout" occurred on the High Island Block 34 field, in which we owned a 1.8% reversionary interest. In June 2004, we sold our working interest to Fidelity Exploration Company for approximately $34,000 and recorded a gain of $25,809. Production from this field

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES accounted for 16% of our oil and gas sales for the year ended December 31, 2004, and 4% of our total revenues for this period.

     In September 2005, we began receiving payments for our contractual after-payout working interest in High Island Block 37. The initial payment of approximately $1.3 million was for production net of expenses from the estimated payout on July 1, 2004, through May 2005. We have recognized gross gas and oil sales revenues of approximately $2.4 million and lease operating expenses of approximately $16,000 associated with High Island Block 37 in 2005, representing our interests from payout through December 2005. We have a working interest of approximately 2.8% in two wells in the block.

     Also in September 2005, two wells in High Island Block A-7 were successfully recompleted and resumed production at a significantly higher rate compared to the single well that produced through the first and second quarters of 2005. The wells were shut-in while third party transporters made repairs following Hurricane Rita. One well resumed production in late October and the second well resumed production in early November. We recognized gross gas and oil sales revenues of approximately $722,000 and lease operating expenses of approximately $125,000 for High Island Block A-7 for the year ended December 31, 2005. Approximately $630,000 of these revenues are for production in the fourth quarter after the recompletions. Lease operating expenses were spread relatively evenly throughout the year. Our after-payout working interest is approximately 8.9 % in both wells.

     ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

     Set forth below is a summary of the changes in the estimated quantities of our crude oil and condensate, and gas reserves for the periods indicated, as estimated by us at December 31, 2005 and 2004. All of our reserves are located within the United States of America. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

              The remainder of this page left blank intentionally.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

                                              Oil        Gas
Quantity of Oil and Gas Reserves             (Bbls)     (Mcf)
--------------------------------             ------   --------
Total proved reserves at December 31, 2003     291      41,650
Revisions to previous estimate                 884      60,984
Production                                    (810)    (66,491)
Reserves sold                                   --        (879)
                                             -----    --------
Total proved reserves at December 31, 2004     365      35,264
                                             =====    ========
Revisions of previous estimates                 --          --
Extensions, discoveries, improved recovery
   and other additions                       1,303     685,080
Purchases of reserves in place                  --          --
Sales of reserves in place                      --          --
Production                                    (781)   (378,791)
                                             -----    --------
Total proved reserves at December 31, 2005     887     341,553
                                             =====    ========
Proved developed reserves:
December 31, 2005                              887     341,553
December 31, 2004                              365      35,264

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES

The following table sets forth the aggregate amounts of capitalized costs relating to our oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation, amortization and impairment as of:

                                                   December 31,
                                              ---------------------
                                                 2005        2004
                                              ---------   ---------
Unproved properties and prospect generation
   costs not being amortized                  $   5,343   $ 177,589
Proved properties being amortized               544,377     339,621
Less accumulated depletion, depreciation,
   amortization and impairment                 (403,982)   (331,752)
                                              ---------   ---------
      Net capitalized costs                   $ 145,738   $ 185,458
                                              =========   =========

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

The following table reflects the costs incurred in oil and gas property acquisition, disposition, exploration and development activities during the periods indicated:

                       Years ended
                       December 31,
                    -----------------
                      2005      2004
                    -------   -------
Exploration costs   $    --   $26,197
Development costs    72,501       393
                    -------   -------
                    $72,501   $26,590
                    =======   =======

We did not acquire any oil and gas properties in 2004 or 2005.

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

The results of operations from oil and gas producing activities below exclude non-oil and gas revenues, general and administrative expenses, interest expense and interest income.

                                                    Years ended December 31,
                                                    ------------------------
                                                        2005         2004
                                                     ----------   ---------
Revenues from oil and gas producing activities       $3,136,010   $ 395,700
Production costs                                       (155,174)   (134,313)
Depreciation, Depletion, and Amortization               (73,940)    (94,025)
                                                     ----------   ---------
Pretax income from producing activities               2,906,896     167,362
Income tax expense                                     (123,698)         --
                                                     ----------   ---------
Results of oil and gas producing activities
(excluding corporate overhead and interest costs)    $2,783,198   $ 167,362
                                                     ==========   =========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to our interest in proved oil and gas reserves as of:

                                                   December 31,
                                             -----------------------
                                                 2005         2004
                                             -----------   ---------
Future cash inflows                          $ 3,807,000   $ 270,000
Future development and dismantlement costs      (268,000)   (216,000)
Future production costs                         (162,000)   (108,000)
Future income taxes                           (1,148,180)     18,360
10% discount factor                             (123,420)     23,760
                                             -----------   ---------
   Standardized measure of discounted
      future net cash inflows (outflows)     $ 2,105,400   $ (11,880)
                                             ===========   =========

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

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

Income taxes were computed by applying year-end statutory rates to pretax net cash flows, reduced by the tax basis of the properties and available net operating loss carryforwards. The annual future net cash flows were discounted, using a prescribed 10% rate, and summed to determine the standardized measure of discounted future net cash flow.

We caution readers that the standardized measure information which places a value on proved reserves is not indicative of either fair market value or present value of future cash flows. Other logical assumptions could have been used for this computation which would likely have resulted in significantly different amounts. Such information is disclosed solely in accordance with Statement 69 and the requirements promulgated by the Securities Exchange Commission to provide readers with a common base for use in preparing their own estimates of future cash flows and for comparing reserves among companies. We do not rely on these computations when making investment and operating decisions. Principal changes in the Standardized Measure of Discounted Future Net Cash Flows attributable to our proved oil and gas reserves for the periods indicated are as follows:

                                                            December 31
                                                      -----------------------
                                                          2005         2004
                                                      -----------   ---------
Sales and transfers, net of production costs          $(2,980,836)  $(261,387)
Extensions, discoveries, and improved recovery, net
   of future production and development costs           6,170,836          --
Net change in estimated future development costs          204,039       1,869
Sales of minerals in place                                     --      (4,119)
Revisions in previous quantity estimates                       --     190,537
Net changes in sales and transfer prices,
   net of production costs                                (54,000)      4,648
Accretion of discount                                      (1,800)     (3,800)
Net change in income taxes                             (1,090,720)     (6,800)
Change in production rates and other                     (130,239)     92,252
                                                      -----------   ---------
   Net change                                         $ 2,117,280   $  13,200
                                                      ===========   =========

(14) SUBSEQUENT EVENTS

     In March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock at a purchase price of $1.75 per share. The net proceeds from the offering after the payment of commissions and expenses were approximately $2,025,000. The Company expects to use the proceeds for possible acquisitions and planned expansions of its facilities, as well as for working capital needs and general corporate purposes. In addition, in connection with the terms of a Placement Agency Agreement, we issued warrants to purchase an aggregate of 8,572 shares of common stock. The warrants vest immediately upon issuance and the exercise price per share varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price per share in the offering, (ii) from the later of (x) the registration of

                  BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES the warrants and (y) one year, until two years from the issue date, 120% of the purchase price per share in the offering and (iii) after the expiration of two years from the issue date of the warrants, 130% of the purchase price per share in the offering.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the year covered by this report. The evaluation was accomplished under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer. Based upon this evaluation, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that at December 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.

However, during the fourth quarter of 2005, management determined that a significant deficiency in our internal controls over financial reporting impacted the adequacy of our disclosure controls and procedures with respect to the application of Generally Accepted Accounting Principles ("GAAP") to the "cashless" exercise of stock options by certain directors and employees. We account for stock-based compensation as fixed awards under the Intrinsic Value Method as prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, the compensation expense associated with option grants that receive fixed accounting treatment is measured at the grant date. When variable accounting treatment is applied, compensation expense is measured again and recognized at periods after the initial measurement date. We concluded, after consultation with UHY, that options exercised using the "cashless" exercise method require variable accounting treatment under Financial Accounting Standards Board Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). The error in our reporting of compensation expense resulted in the restatement of the financial information for the quarters ended March 31, 2005 and June 30, 2005. The error was discovered prior to the filing of the financial information for the quarter ended September 30, 2005. Compensation expense for the period covered by this report has been reported using variable accounting when required, consistent with FIN 44.

In response to the identified significant deficiency, we took remedial steps to improve the control processes regarding the application of GAAP and preparation and review of the consolidated financial statements. Specifically, key personnel involved in our financial reporting process enhanced the methods through which authoritative guidance will be monitored on a regular basis. On-going reviews of authoritative guidance are being conducted in order to ensure that the guidance is being complied with in the preparation of the financial statements, related disclosures and periodic filings with the Securities Exchange Commission. As previously disclosed, there were also changes in our internal controls over financial reporting in the form of more in-depth project status review procedures. All of these changes were designed to enhance our existing disclosure controls and procedures. Other than the changes discussed above, there have been no changes made in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, during the period covered by this report.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
     SECTION 16(A) OF THE EXCHANGE ACT

The information required by Item 9 is incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. EXHIBITS

  (a)  1.        Exhibits

      No.        Description
      ---        -----------
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

       4.1 (2)   Specimen Certificate of our Company common stock.

       4.2 (6)   Form of Promissory Note issued pursuant to the Note and Warrant
                 Purchase Agreement dated September 8, 2004.

    * 10.1 (3)   Blue Dolphin Energy Company 2000 Stock Incentive Plan.

   * 10.2 (4)    Amendment to the Blue Dolphin Energy Company 2000 Stock
                 Incentive Plan.

     10.3 (5)    Purchase and Sale Agreement by and between Blue Dolphin
                 Pipeline Company and MCNIC, dated February 1, 2002.

     10.4 (6)    Sale of American Resources Offshore, Inc. Common Stock
                 Agreement between Blue Dolphin Exploration Co. and Ivar Siem, dated September 8, 2004.

     10.5 (6)    Note and Warrant Purchase Agreement between Blue Dolphin Energy
                 Company and Certain Investors, dated September 8, 2004.

     10.6 (6)    Consulting Agreement between Blue Dolphin Services Co. and F.
                 Gardner Parker dated September 8, 2004.

     10.7 (7)    Purchase and Sale Agreement by and between Blue Dolphin Energy
                 Company, WBI Pipeline & Storage Group, Inc. and SemGas LP, dated October 29, 2004.

     10.8 (9)    Amendment to the Asset Purchase Agreement by and among MCNIC
                 Offshore Pipeline and Processing Company and Blue Dolphin Pipe
                 Line Company dated February 28, 2005.

 * * 10.9        Placement Agency Agreement by and between Blue Dolphin Energy
                 Company and Starlight Investments, LLC dated May 27, 2005.

* * 10.10        Form of Stock Purchase Agreement between Blue Dolphin Energy
                 Company and Osler Holdings Limited, Gilbo Invest AS, Spencer
                 Energy AS, Spencer Finance Corp., Hudson Bay Fund, LP, Don
                 Fogel and SIBEX Capital Fund, Inc. dated March 8, 2006.

     14.1 (10)   Code of Ethics applicable to the Chairman, Chief Executive
                 Officer and Senior Financial Officer.

 * * 21.1        List of Subsidiaries of the Company.

 * * 23.1        Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP.

 * * 31.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

 * * 31.2        Gregory W. Starks Certification Pursuant to 18 U.S.C. Section
                 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley
                 Act of 2002.

 * * 32.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

 * * 32.2        Gregory W. Starks Certification Pursuant to 18 U.S.C. Section
                 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
                 Act of 2002.

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

(8) Incorporated herein by reference to Exhibits filed in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securities and Exchange Act of 1934, dated August 20, 2004 (Commission File No. 000-15905)

(9) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated March 2, 2005.

(10) Incorporated herein by reference to Exhibit 14.1 filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2004 under the Securities Exchange Act of 1934, dated March 25, 2005 (commission file No. 000-15905).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLUE DOLPHIN ENERGY COMPANY
                                        (Registrant)


                                        By: /s/ Ivar Siem
                                            ------------------------------------
                                            Ivar Siem
                                            (Chairman and CEO)

                                        Date: March 30, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                             TITLE                    DATE
              ---------                             -----                    ----


/s/ Ivar Siem                           Chairman and CEO                March 30, 2006
-------------------------------------   (Principal Executive Officer)
Ivar Siem


/s/ Gregory W. Starks                   Treasurer                       March 30, 2006
-------------------------------------   (Principal Accounting and
Gregory W. Starks                       Financial Officer)


/s/ Laurence N. Benz                    Director                        March 30, 2006
-------------------------------------
Laurence N. Benz


/s/ Harris A. Kaffie                    Director                        March 30, 2006
-------------------------------------
Harris A. Kaffie


/s/ Michael S. Chadwick                 Director                        March 30, 2006
-------------------------------------
Michael S. Chadwick


/s/ James M. Trimble                    Director                        March 30, 2006
-------------------------------------
James M. Trimble


/s/ F. Gardner Parker                   Director                        March 30, 2006
-------------------------------------
F. Gardner Parker

                                  EXHIBIT INDEX

      No.        Description
      ---        -----------
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

       4.1 (2)   Specimen Certificate of our Company common stock.

       4.2 (6)   Form of Promissory Note issued pursuant to the Note and Warrant
                 Purchase Agreement dated September 8, 2004.

    * 10.1 (3)   Blue Dolphin Energy Company 2000 Stock Incentive Plan.

    * 10.2 (4)   Amendment to the Blue Dolphin Energy Company 2000 Stock
                 Incentive Plan.

      10.3 (5)   Purchase and Sale Agreement by and between Blue Dolphin
                 Pipeline Company and MCNIC, dated February 1, 2002.

      10.4 (6)   Sale of American Resources Offshore, Inc. Common Stock
                 Agreement between Blue Dolphin Exploration Co. and Ivar Siem, dated September 8, 2004.

      10.5 (6)   Note and Warrant Purchase Agreement between Blue Dolphin Energy
                 Company and Certain Investors, dated September 8, 2004.

      10.6 (6)   Consulting Agreement between Blue Dolphin Services Co. and F.
                 Gardner Parker dated September 8, 2004.

      10.7 (7)   Purchase and Sale Agreement by and between Blue Dolphin Energy
                 Company, WBI Pipeline & Storage Group, Inc. and SemGas LP, dated October 29, 2004.

      10.8 (9)   Amendment to the Asset Purchase Agreement by and among MCNIC
                 Offshore Pipeline and Processing Company and Blue Dolphin Pipe
                 Line Company dated February 28, 2005.

  * * 10.9       Placement Agency Agreement by and between Blue Dolphin Energy
                 Company and Starlight Investments, LLC dated May 27, 2005.

 * * 10.10       Form of Stock Purchase Agreement between Blue Dolphin Energy
                 Company and Osler Holdings Limited, Gilbo Invest AS, Spencer
                 Energy AS, Spencer Finance Corp., Hudson Bay Fund, LP, Don
                 Fogel and SIBEX Capital Fund, Inc. dated March 8, 2006.

      14.1 (10)  Code of Ethics applicable to the Chairman, Chief Executive
                 Officer and Senior Financial Officer.

  * * 21.1       List of Subsidiaries of the Company.

  * * 23.1       Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP.

  * * 31.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

  * * 31.2       Gregory W. Starks Certification Pursuant to 18 U.S.C. Section
                 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley
                 Act of 2002.

  * * 32.1 Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  * * 32.2       Gregory W. Starks Certification Pursuant to 18 U.S.C. Section
                 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
                 Act of 2002.

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

(8) Incorporated herein by reference to Exhibits filed in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securities and Exchange Act of 1934, dated August 20, 2004 (Commission File No. 000-15905)

(9) Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated March 2, 2005.

(10) Incorporated herein by reference to Exhibit 14.1 filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2004 under the Securities Exchange Act of 1934, dated March 25, 2005 (commission file No. 000-15905).