Form 10-Q
period 2006-03-31
BLUE DOLPHIN ENERGY CO
filed 2006-05-15
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to
Commission File Number: 0-15905
BLUE DOLPHIN ENERGY COMPANY
(Exact name of small business issuer as specified in its charter)

Delaware	73-1268729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
801 Travis, Suite 2100, Houston, Texas 77002
(Address of principal executive offices)
(713) 227-7660
(Issuer’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report.)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of May 15, 2006, there were 11,547,849 shares of the registrant’s common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
Ivar Siem Certification Pursuant to Section 302
Gregory W. Starks Certification Pursuant to Section 302
Ivar Siem Certification Pursuant to Section 906
Gregory W. Starks Certification Pursuant to Section 906

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements of Blue Dolphin Energy Company and subsidiaries (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin”, “we”, “us” and “our”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. We believe that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
Our accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS

UNAUDITED
March 31,
2006
Current assets:
Cash and cash equivalents	$3,988,974
Accounts receivable	1,159,764
Prepaid expenses and other assets	242,223

TOTAL CURRENT ASSETS	5,390,961

Property and Equipment, at cost:
Oil and Gas properties, including $5,343 of unproved leasehold cost (full-cost method)	562,232
Pipelines	4,543,782
Onshore separation and handling facilities	1,688,232
Land	860,275
Other property and equipment	264,428

7,918,949
Less: Accumulated depletion, depreciation,	3,041,519

amortization and impairment	4,877,430

Other Assets	11,693

TOTAL ASSETS	$10,280,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$376,041
Notes payable	1,040,000
Accrued expenses and other liabilities	111,809

TOTAL CURRENT LIABILITIES	1,527,850

Long-Term Liabilities:
Asset retirement obligations	1,782,713

TOTAL LONG-TERM LIABILITIES	1,782,713

Common Stock, ($.01 par value, 25,000,000 shares authorized, 11,140,734 shares issued and outstanding)	111,407
Additional Paid-in Capital	30,012,960
Accumulated Deficit	(23,154,846)

6,969,521

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,280,084

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months
	Ended March 31,
	2006	2005
Revenue from operations:
Pipeline operations	$319,408	$321,615
Oil and gas sales	781,616	37,415

	1,101,024	359,030

Cost of operations:
Pipeline operating expenses	227,489	287,860
Lease operating expenses	94,561	16,634
Depletion, depreciation and amortization	115,309	85,829
General and administrative	493,137	960,740
Accretion expense	26,444	24,405

	956,940	1,375,468

INCOME (LOSS) FROM OPERATIONS	144,084	(1,016,438)

Other Income (expense):
Interest and other expense	(13,410)	(39,447)
Interest and other income	6,291	325,448

INCOME (LOSS) BEFORE INCOME TAXES	136,965	(730,437)

Income taxes	—	—

Net Income (loss)	$136,965	$(730,437)

Income (loss) per common share
— basic	$0.01	$(0.10)

— diluted	$0.01	$(0.10)

Weighted average number of common shares outstanding
— basic	10,266,668	7,669,083

— diluted	10,348,420	7,669,083

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months
	Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$136,965	$(730,437)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	115,309	85,829
Amortization of debt issue costs	—	11,439
Gain on sale of oil and gas property	—	(140,409)
Accretion of asset retirement obligations	26,444	24,405
Equity in loss of affiliate	—	—
Common stock issued for services	15,000	—
Gain on debt restructuring	—	(132,368)
Compensation expense for exercise of stock options	—	533,445
Changes in operating assets and liabilities:
Accounts receivable	442,532	(266,572)
Prepaid expenses and other assets	(59,646)	(80,518)
Trade accounts payable and accrued expenses	28,628	217,635

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	705,232	(477,551)

INVESTING ACTIVITIES
Exploration and development costs	(12,512)	—
Property, equipment and other assets	—	(3,284)
Proceeds from sale of assets	—	214,632
Investment in Drillmar, Inc.	(334)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,846)	211,348

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	2,029,500	—
Payments on Borrowings	(30,000)	(30,000)
Financing costs	—	(2,275)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,999,500	(32,275)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,691,886	(298,478)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,297,088	1,560,549

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,988,974	$1,262,071

See accompanying notes to the condensed consolidated financial statements

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2006
1. Liquidity
At March 31, 2006, our working capital was approximately $3.9 million, an increase of $1.8 million over the $2.1 million balance at December 31, 2005.
We are continuing to receive monthly revenues from both of the High Island properties. The two wells in High Island Block 37 are currently producing approximately 22 MMcf per day, combined. High Island Block A-7 has one well currently producing at approximately 7 MMcf per day. Only one of the new shippers on the Blue Dolphin System was delivering production through our pipeline as of the end of the first quarter. We expect that two additional new shippers will begin using our transportation services in the second or third quarter of 2006.
In March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock at a price of $1.75 per share. The net proceeds from this offering after commissions and expenses were approximately $2,025,000. We also issued warrants to purchase an aggregate of 8,572 shares of common stock. We expect to use the proceeds for possible acquisitions and planned expansions of our existing facilities, as well as for working capital and general corporate purposes.
In April 2006, we entered into a second stock purchase agreement with an accredited institutional investor for the private placement of 400,000 shares of our common stock. We incurred commissions and expenses of approximately $160,000 associated with the offering, and issued warrants to purchase an aggregate of 24,000 shares of common stock. The net proceeds from this offering after commissions and expenses were approximately $1,800,000. We plan to use these proceeds for planned expansions of our existing facilities, general corporate purposes, and may use a portion or all of these proceeds for possible acquisitions. We believe we have sufficient liquidity to satisfy our working capital requirements for the twelve months ending March 31, 2007.
The net cash provided by or used in operating, investing and financing activities is summarized below:

	Three Months Ended March 31,
	(amounts in thousands)
	2006	2005
Net cash provided by (used in):
Operating activities	$705	$(477)
Investing activities	(13)	211
Financing activities	2,000	(32)

Net increase (decrease) in cash	$2,692	$(298)

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
MARCH 31, 2006
2. Related Party Transactions
On March 31, 2006, we purchased 334 shares of common stock in Drillmar Energy, Inc. for $334 in a private placement offering to Drillmar, Inc. shareholders on a proportionate basis to their current ownership percentage in Drillmar, Inc. This investment represents 0.067% of the total offering, which is equal to our current ownership in Drillmar, Inc.
Our Chairman, Ivar Siem, and one of our Directors, Harris A. Kaffie, beneficially own 30.6%, and 20.9%, respectively, of Drillmar Inc.’s common stock and 32.4% and 22.1%, respectively, of Drillmar Energy, Inc.’s common stock. Messrs. Siem and Kaffie are both directors, and Mr. Siem is Chairman and President of Drillmar.
3. Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.
4. Earnings Per Share
We apply the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share”. SFAS 128 requires the presentation of basic earnings per share (“EPS”) which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.
Employee stock options and stock warrants at March 31, 2005 were not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

		Weighted-
		Average Number
		of Common Shares
		Outstanding and	Per
	Net	Potential Dilutive	Share
	Income (loss)	Common Shares	Amount
Three months ended March 31, 2006
Basic earnings per share	$136,965	10,266,668	$0.01
Effect of dilutive potential common shares		81,752

Diluted earnings per share	$136,965	10,348,420	$0.01

Three months ended March 31, 2005
Basic and diluted loss per share	$(730,437)	7,669,083	$(0.10)

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
MARCH 31, 2006
5. Business Segment Information
Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the three months ended March 31, 2006 and 2005, and at March 31, 2006 are as follows:

			Depletion,
		Operating	Depreciation and
	Revenues	Income (loss)(*)	Amortization
Three months ended March 31, 2006:
Pipeline operations	$319,408	(118,344)	78,945
Oil and gas exploration and production	781,616	383,826	34,029
Other	—	(121,398)	2,335

Consolidated	1,101,024	144,084	115,309

Other income, net		(7,119)

Income before income taxes		136,965

Three months ended March 31, 2005:
Pipeline operations	$321,615	(349,604)	81,873
Oil and gas exploration and production	37,415	(16,058)	1,372
Other	—	(650,776)	2,584

Consolidated	359,030	(1,016,438)	85,829

Other income, net		286,001

Loss before income taxes		(730,437)

March 31, 2006
Identifiable assets:
Pipeline operations	$5,691,187
Oil and gas exploration and production	887,498
Other	3,701,399

Consolidated	$10,280,084

(*)	Consolidated income or loss from operations includes $119,063 and $648,211 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $2,335 and $2,584 for the three months ended March 31, 2006 and 2005, respectively. All unallocated amounts are included in “Other”.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
MARCH 31, 2006
6. Stock-Based Compensation
Effective April 14, 2000, we adopted, after approval by our stockholders, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we can make incentive awards of shares of our common stock. We amended the 2000 Plan effective March 19, 2003, after approval by our stockholders on May 21, 2003, increasing the number of shares of common stock available for incentive stock options (“ISOs”) and other stock incentive awards from 500,000 to 650,000 shares. The 2000 Plan is administered by the Compensation Committee of our Board of Directors. Options granted must be exercised within 10 years from their grant date. The exercise price of ISOs cannot be less than 100% of the grant date fair market value of a share of our common stock. All ISO awards granted in previous years vested immediately. The 2000 Plan also provides for the granting of other incentive awards, however only ISOs and non-statutory stock options have been issued under the 2000 Plan.
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payments” (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense when stock options were granted with an exercise price equal to the grant date fair market value of a share of our common stock.
Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, or cancelled. Under the modified prospective approach, had there been any awards granted during the first quarter, compensation expense recognized in the first quarter of 2006 would have included compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006 were unchanged compared to if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants.
Stock-based compensation expense of $533,445 was recognized in the three months ended March 31, 2005. Prior to adoption of SFAS 123(R), recognition of non-cash compensation expense was required by Financial Accounting Standards Board Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”). Pursuant to FIN 44, stock options exercised in a “cashless” manner by surrendering a portion of the option shares issued to pay the option exercise price, trigger variable accounting treatment, requiring the measurement of compensation expense at a period beyond the date of grant.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
MARCH 31, 2006
SFAS 123(R) states that a tax deduction is permitted for stock options exercised during the period, generally for the excess of the price at which the options are sold over the exercise price of the options. Tax benefits are to be shown on the Statement of Cash Flows as financing cash inflows. Any tax deductions we receive from the exercise of stock options for the foreseeable future will be applied to the valuation allowance in determining our net operating loss carryforward.
Additionally, we have utilized the alternate transition method (simplified method) for calculating the beginning balance in the pool of excess tax benefits in accordance with FASB Staff Position FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”
The fair market value pursuant to SFAS No. 123(R) of each option granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses assumptions noted in the following table.

	Three Months Ended March 31,
	2006	2005
Stock Options Granted	0	90,376
Risk-free interest rate – on date of grant	N/A	3.72%
Expected term, in years	N/A	10.00
Expected volatility	N/A	104.6%
Dividend yield	0.00%	0.00%
Expected volatility is based on implied volatility of our common stock. Historical data is used to estimate option exercises and employee terminations used in the model. The data shows that of the 117,142 shares exercised in 2004 and 289,321 exercised in 2005, the average length of time between grant date and exercise date was approximately 2.05 years. Also, of the option grants that have been outstanding for two or more years, approximately 24% of the total number of shares granted are forfeited within the first two years after the grant date. The expected term of options granted used in the model represents the period of time that options granted are expected to be outstanding. This is the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. This number is calculated by taking the average of the vesting period (zero) and the original contract term (10 years). The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of the grant. As we have not declared dividends on our common stock since we became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of our common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.
Had compensation cost for our stock option plans been determined based on the fair market value at the grant dates for awards made in the first quarter of 2005, our net income (loss), and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
MARCH 31, 2006

Three Months
Ended March 31,
2005
Net loss as reported	$(730,437)

Add: total stock-based employee compensation expense included in net income (loss), net of related tax effects	533,445

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(66,420)

Pro forma net loss	$(263,412)

Basic loss per share:
As reported	$(0.10)
Pro forma	$(0.03)

Diluted loss per share:
As reported	$(0.10)
Pro forma	$(0.03)
The remainder of this page left blank intentionally.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
MARCH 31, 2006
At March 31, 2006 we had reserved a total of 143,997 shares of common stock for issuance under the above mentioned stock option plans. A summary of the status of our fixed stock options granted to key employees, officers and directors, for the purchase of shares of common stock, are as follows:

	Three Months Ended March 31,
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at the beginning of the quarter	143,997	$1.56	346,942	$1.09

Options granted	0	$0.00	90,376	$0.80

Options exercised	0	$0.00	(156,250)	$0.74

Options expired or cancelled	0	$0.00	(1,000)	$1.55

Options outstanding at the end of the quarter	143,997		280,068

Weighted average exercise price of options outstanding	$1.56		$1.19

Weighted average fair value of options granted during the period	$0.00		$0.80

Weighted average remaining contractual life of options outstanding	6.8 years		7.8 years
At March 31, 2006, options for 143,997 shares of common stock were vested and immediately exercisable. There were 90,376 options granted in the first quarter of 2005. There were no options granted during the first quarter 2006. Pursuant to the requirements of SFAS No. 123(R), the weighted average fair market value of options granted during 2005 was $0.80 per share. The weighted average exercise price for outstanding options at March 31, 2006 and 2005 per share was $1.56 and $1.19, respectively. Outstanding options at March 31, 2006 expire between May 17, 2010 and February 3, 2015.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
MARCH 31, 2006

	Options Outstanding, Fully Vested and Exercisable
	at March 31, 2006
		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average
Exercise Prices	Outstanding	In Years	Exercise Price
$.35 to $.80	98,768	7.6	$0.54
$1.55 to $1.90	23,429	5.9	$1.71
$6.00	21,800	4.1	$6.00

	143,997		$1.56

7. Warrants
All of the 3,100,000 warrants to purchase common stock that were outstanding as of January 1, 2005 were exercised during 2005.
As part of a private placement which closed on March 8, 2006, the Company issued warrants to purchase 8,572 shares of common stock pursuant to the terms and conditions of a Placement Agency Agreement between Starlight Investments, LLC and the Company dated May 27, 2005.
The warrants vest immediately upon issuance and the exercise price per share varies upon the following conditions:
(i)	until the later of the registration of the Warrants or one year from the issue date, 110% of the purchase price of $1.75 ($1.925)

(ii)	from the later of (x) the registration of the Warrants and (y) one year, until two years from the issue date of the Warrants, 120% of the purchase price of $1.75 ($2.10)

(iii)	after the expiration of two years from the issue date of the Warrants, 130% of the purchase price of $1.75 ($2.275)
Such issuance was accounted for under Statement of Financial Accounting Standards No. 123R, “Share Based Payments” and Emerging Issues Task Force No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” using the Black-Scholes-Merton option-pricing model, which resulted in a fair value of approximately $8,000, which was netted against the gross proceeds of a private placement as a direct offering cost.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Forward Looking Statements. Certain of the statements included in this quarterly report on Form 10-QSB, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:
•	the level of utilization of our pipelines;

•	availability and cost of capital;

•	actions or inactions of third party operators for properties where we have an interest;

•	the risks associated with exploration;

•	the level of production from oil and gas properties;

•	gas and oil price volatility;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	regulatory developments; and

•	general economic conditions.
Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
EXECUTIVE SUMMARY
We are engaged in two lines of business: (i) provision of pipeline transportation services to producer/shippers, and (ii) oil and gas exploration and production. We conduct our operations through our subsidiaries. Our assets are located offshore and onshore in the Texas Gulf coast area. Our goal is to create greater value for our stockholders by increasing the utilization of our existing pipeline assets, acquiring additional strategic assets to diversify our asset base and improve our competitive position, and

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
continuing strict control over our operating costs and general and administrative costs. Although we are primarily focusing on acquisitions of pipeline assets, we will continue to review and evaluate opportunities to acquire producing oil and gas properties.
At the beginning of 2005, we faced a significant working capital deficiency resulting from the low utilization of our pipeline assets, a lack of other significant sources of revenue and our inability to raise capital. To address this working capital deficiency, during the first and second quarters of 2005 we negotiated with noteholders to restructure the terms of some of our indebtedness. In the third and fourth quarters of 2005 several actions and events contributed to a significant improvement in our financial condition:
•	We entered into gas and condensate transportation and handling agreements with three new shippers to deliver production into the Blue Dolphin System. One of the new shippers, Manti Operating Company, commenced production in August 2005. The other two shippers are expected to commence deliveries of production late in the second or third quarter(s) of 2006.

•	In September 2005, we began receiving payments for our after-payout working interest in two wells in High Island Block 37. The two wells produced at a combined average rate of approximately 21 MMcf per day. We recorded gross revenues of $343,255 from High Island Block 37 during the first quarter of 2006.

•	Also in September 2005, two wells in High Island Block A-7 were successfully recompleted. Although one of the wells produced for only a portion of the first quarter and is currently not producing, the two wells produced at a combined average rate of approximately 6 MMcf per day. We recorded gross revenues of $438,361 for High Island Block A-7 during the first quarter of 2006.
In 2006, we have completed two private placements of our common stock which provided additional working capital that we may use for possible acquisitions and planned expansions of existing facilities. The proceeds from these offerings have strengthened our financial condition:
•	In March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock. Net proceeds from the offering after payment of commissions and expenses were approximately $2,025,000.

•	In April 2006, we entered into a second stock purchase agreement with an accredited institutional investor for the private placement of 400,000 shares of our common stock. Net proceeds from the offering after payment of commissions and expenses were approximately $1,800,000.
We currently expect our working interests in High Island Block 37 and High Island Block A-7 to continue to generate significant revenues for the remainder of 2006. However, the rate of production from these wells declines as reserves are depleted and there is the possibility that these wells could experience production problems which could significantly decrease the level of production or cause cessation

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
of production. These production declines could have a material adverse effect on our cash flows and liquidity.
We also expect the throughput from two new transportation customers on the Blue Dolphin System to increase utilization of the pipeline during the second half of 2006. However, we will not know the throughput volumes from these new customers until deliveries commence, and as a result, cannot predict the impact these expected volumes will have on our revenues.
Due to our small size, geographically concentrated asset base, and limited capital resources, any negative event has the potential to cause significant harm to our financial condition. For the remainder of 2006, we will continue our efforts to acquire assets that will diversify the risks to our cash flows, be accretive to earnings and increase our financial flexibility.
Liquidity And Capital Resources
We ended 2005 with working capital of approximately $2.1 million and total obligations were reduced from approximately $4.0 million at year-end 2004 to approximately $3.0 million at year-end 2005. Working capital at March 31, 2006 was approximately $3.9 million. The increase in working capital from year end 2005 was primarily the result of the funds received from the first private placement completed March 8, 2006. We continued to receive significant revenues from our High Island Block 37 and High Island Block A-7 interests during the first quarter of 2006, however, the revenues were less than those earned in the fourth quarter of 2005 primarily due to lower commodity prices for natural gas. The increased gas transportation rates charged on the Blue Dolphin System negotiated in 2004 also had a positive effect despite the continued low volume of throughput on the pipeline. We believe we have sufficient liquidity to satisfy our working capital requirements through March 31, 2007.
On February 28, 2005, we entered into an amendment to our purchase agreement with MCNIC to acquire MCNIC’s one-third interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline. Pursuant to the terms of the amendment, the original promissory note of $750,000 was exchanged for a new promissory note in the principal amount of $250,000, and all accrued interest on the original promissory note was forgiven, approximately $132,000. We agreed to make a principal payment of $30,000 upon execution of the amendment and to make monthly principal payments of $10,000 through December 31, 2006. MCNIC may also receive additional payments of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest through December 31, 2006. The principal amount of the new promissory note may also be increased by up to $500,000 if 50% or more of our 83% interest in the assets is sold before December 31, 2006. However, in the event that both of these contingencies are triggered, the principal of the promissory note cannot be increased by more than $500,000 in the aggregate. Any contingent payments must be made by March 31, 2007. We made principal payments of $130,000 on this promissory note in 2005, have made payments of $30,000 in 2006, and have $90,000 remaining to be paid in 2006.
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

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
September 8, 2005. The promissory notes were originally sold on September 8, 2004 pursuant to the Note and Warrant Purchase Agreement we entered into with certain accredited investors and certain of our directors.
In March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock. We incurred commissions and expenses of approximately $25,000 associated with the offering, and issued warrants to purchase an aggregate of 8,572 shares of common stock. The warrants vest immediately upon issuance and the exercise price per share varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $1.75, (ii) from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date, 120% of the purchase price of $1.75 and (iii) after the expiration of two years from the issue date of the warrants, 130% of the purchase price of $1.75. The net proceeds of approximately $2,025,000 will be used for possible acquisitions, planned expansions of our existing facilities, and general corporate purposes.
In April 2006, we entered into a second stock purchase agreement with an accredited institutional investor for the private placement of 400,000 shares of our common stock. We incurred commissions and expenses of approximately $160,000 associated with the offering, and issued warrants to purchase an aggregate of 24,000 shares of common stock. The warrants vest immediately upon issuance and the exercise price per share varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $4.90, (ii) from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date, 120% of the purchase price of $4.90 and (iii) after the expiration of two years from the issue date of the warrants, 130% of the purchase price of $4.90. The net proceeds of $1,800,000 will also be used for possible acquisitions, planned expansions of our facilities and general corporate purposes. In addition to providing funds immediately available for specific uses, the net proceeds of the private placements also provide additional working capital, which aids our ability to withstand events that could have an adverse effect on our operations.
The remainder of this page left blank intentionally.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The following table summarizes certain of our contractual obligations and other commercial commitments at March 31, 2006 (amounts in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations and Other Commercial Commitments	Total	or less	1-3 years	3-5 years	5 years
Notes Payable and Long-Term Debt	$1,110	1,110	—	—	—
Operating Leases, net of sublease	113	94	12	7	—
Abandonment — Costs	1,783	—	240	—	1,543

Total Contractual Obligations and Other Commercial Commitments	$3,006	1,204	252	7	1,543

The following table summarizes our financial position for the periods indicated (amounts in thousands):

	March 31,		December 31,
	2006		2005
	Amount	%	Amount	%
Working Capital	$3,863	44	$2,053	29
Property and equipment, net	4,877	56	4,980	71
Other noncurrent assets	12	—	11	—

Total	$8,752	100	$7,044	100

Long-term Liabilities	$1,783	20	$2,256	32
Stockholders’ equity	6,969	80	4,788	68

Total	$8,752	100	$7,044	100

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
We expect to continue to receive monthly payments for our share of revenues from the sales of gas and oil from High Island Block 37 during 2006. We have recognized gross gas and oil sales revenues of $343,255 associated with High Island 37 in the first quarter 2006. There are two wells in this block currently producing at a combined rate of approximately 22 MMcf per day. We have a working interest of approximately 2.8% in both wells. We also expect to continue to earn revenues for our interests in the two wells in High Island Block A-7 which were successfully recompleted in September 2005. We recognized gross gas and oil sales revenues of $438,361 for High Island Block A-7 for the first quarter of 2006. Only one of the two wells is currently producing. Production is currently approximately 7 MMcf per day. Our working interest is approximately 8.9 % in both wells.
Despite the significant revenues generated by sales of gas and oil from our working interests in High Island Block 37 and High Island Block A-7, our financial condition continues to be adversely affected by the poor utilization of our pipeline assets. Without the revenues and resulting cash inflows we are receiving from sales of gas and oil, we would not be generating sufficient cash from operations to cover our operating and general and administrative expenses.
Effective October 1, 2004, we negotiated an increase in the gas transportation rates on the Blue Dolphin System due to operating losses incurred. As a result, gas transportation revenues from the Blue Dolphin System for the first quarter 2006 were approximately $249,000. Without the increased rates, gas transportation revenues would have been approximately $51,000 for this same period.
Natural gas transportation throughput on our Blue Dolphin System is currently approximately 10 MMcf per day, representing 5% of system capacity. Natural gas throughput on the GA 350 Pipeline is currently 8 MMcf per day, which is approximately 12% of pipeline capacity. We have significant available capacity on the Blue Dolphin System, the GA 350 Pipeline and the inactive Omega Pipeline. We believe all of the pipelines are in geographic market areas that are experiencing an increased level of interest by oil and gas operators. This assessment is based on recent leasing and drilling activity in the lease blocks surrounding the pipelines, as well as information obtained directly from the operators of properties near our pipelines. There have been six new discoveries near the Blue Dolphin System and the GA 350 Pipeline in 2005 and 2006. We have entered into contracts for transportation and handling services with operators of three of the discoveries and are currently in negotiations with the other three operators. One of the new shippers, Manti Operating Company, began deliveries in August 2005. We expect to begin providing transportation services to the remaining two new contracted shippers in the second or third quarter(s) of 2006.
Drilling activity around our pipelines is currently being impeded by a shortage of drilling equipment and service providers in the Gulf of Mexico due to infrastructure repairs following Hurricanes Katrina and Rita, as well as increased demand caused by higher activity levels, resulting from higher commodity prices. Ultimately, the future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipelines, and attraction and retention of producer/shippers to the pipeline systems.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
During the three months ended March 31, 2006, we incurred capital expenditures of $12,500 for the further development of our proved reserves. In addition, we elected to “non-consent” on a proposal from the operator of High Island Block A-7 to perform another recompletion on the lesser-producing of the two wells. This well ceased production in February 2006. Our share of the cost would have been approximately $60,000.
RESULTS OF OPERATIONS
We reported net income for the three months ended March 31, 2006 (“current period”) of $136,965 compared to a net loss of $730,437 reported for the three months ended March 31, 2005 (“previous period”).
Revenue from pipeline operations. Revenues from pipeline operations decreased by $2,207 or 0.7% in the current period to $319,408. Revenues in the current period from the Blue Dolphin System totaled approximately $281,000 compared to approximately $253,000 in the previous period primarily as a result of production from a new shipper, Manti Operating Company, which began deliveries in the third quarter of 2005.
The increased revenues on the Blue Dolphin System were partially offset by decreased revenues on the GA 350 Pipeline of approximately $38,000, due to a decrease in average daily gas volumes transported to approximately 8 MMcf per day in the first quarter of 2006 from approximately 15 MMcf per day in the previous period.
Revenue from oil and gas sales. Revenues from oil and gas sales increased by $744,201 to $781,616. The previous period’s oil and gas revenue of $37,415 was derived solely from production from one well in High Island Block A-7. Two wells in High Island Block A-7 were recompleted in the third quarter of 2005, resulting in significantly more production. However, the lower producing of the two wells ceased production in February 2006. The revenue breakdown by field for the first quarter of 2006 was $438,361 for High Island Block A-7 and $343,255 for High Island Block 37. The sales mix by product was 96% gas and 4% condensate. Our average realized gas price per Mcf in the current period was $7.92, compared to $6.22 in the previous period. Our average realized price per barrel of condensate was $57.33 in the current period, compared to $46.74 in the previous period.
Pipeline operating expenses. Pipeline operating expenses in the current period decreased by $60,371 to $227,489 due to a decrease in legal costs of approximately $132,000, offset in part by an increase of approximately $78,000 in insurance costs due to a refund received in the previous period for having no claims in the previous policy period. The higher legal costs in the previous period are associated with an action filed against us, the outcome of which we do not believe will have a material impact. However, as this litigation continues, we will continue to incur legal expenses which could have a material adverse effect on our financial condition.
General and administrative. General and administrative expenses decreased by $467,603 to $493,137 in the current period. The decrease was due to recognition in the previous period of $533,445 of non-cash compensation expense associated with “cashless” exercises of 156,250 stock options by certain of our

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
directors and employees during the period, partially offset by an increase of approximately $60,000 in consulting fees in the current period.
Depletion, depreciation and amortization. Depletion, depreciation and amortization expense increased by $29,480 in the current period to $115,309. In the current period we recorded depletion of $30,229 associated with our oil and gas properties, while we had none in the previous period. The increase in depletion was a result of there being no remaining unamortized oil and gas costs in the previous period.
Interest and other expense. Interest and other expense decreased $26,037 in the current period to $13,410. Interest expense in the current period decreased by approximately $14,000 due to a decrease in the amount of our outstanding debt. Other expense in the previous period included approximately $11,000 for the amortization of debt issuance costs.
Interest and other income. Interest and other income decreased $319,157 in the current period. Other income in the previous period includes a gain from the placement of our interests in the Galveston Block 287/297 leases of approximately $140,000, a gain on the elimination of accrued interest pursuant to the restructuring of the MCNIC promissory note of approximately $132,000 and the collection of accounts receivable that were previously written off of approximately $45,000.
Recent Accounting Developments
See Note 8 in Item 1.
ITEM 3. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of March 31, 2006, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
     A) Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit A filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securities and Exchange Act of 1934, dated August 23, 2004 (Commission File No. 000-15905).

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY

Date: May 15, 2006	/s/ Ivar Siem

Ivar Siem
Chairman and Chief Executive Officer

/s/ Gregory W. Starks

Gregory W. Starks
Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index
A) Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit A filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securities and Exchange Act of 1934, dated August 23, 2004 (Commission File No. 000-15905).