Form 10QSB/A
period 2006-03-31
BLUE DOLPHIN ENERGY CO
filed 2006-07-12
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
(Amendment No. 1)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from .......... to ...........
Commission File Number: 0-15905
BLUE DOLPHIN ENERGY COMPANY
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1268729 (I.R.S. Employer Identification No.)
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
As of July 10, 2006, there were 11,547,849 shares of the registrant’s common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION
ITEM 3. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Principal Accounting and Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Principal Accounting and Financial Officer Pursuant to Section 906

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A for the period ended March 31, 2006 (as originally filed on May 15, 2006, the “Original Report”) to modify and expand the disclosures in Item 3 of Part I of the Original Report. Except for the amended information referred to above, we have not modified or updated other disclosures presented in the Original Report.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of March 31, 2006, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

By: BLUE DOLPHIN ENERGY COMPANY

Date: July 12, 2006	/s/ Ivar Siem
Ivar Siem
Chairman and Chief Executive Officer

/s/ Gregory W. Starks
Gregory W. Starks
Vice President and Treasurer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

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