Form 10QSB
period 2006-06-30
BLUE DOLPHIN ENERGY CO
filed 2006-08-14
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2006

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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 14, 2006, there were 11,550,644 shares of the registrant’s common stock, par value $.01 per share, outstanding.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements of Blue Dolphin Energy Company and subsidiaries (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin”, “we”, “us” and “our”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. We believe that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
Our accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED
June 30,
2006
ASSETS
Current assets:
Cash and cash equivalents	$5,405,283
Accounts receivable	1,208,151
Prepaid expenses and other assets	400,184

TOTAL CURRENT ASSETS	7,013,618

Property and equipment, at cost:
Oil and gas properties (full-cost method)	564,530
Pipelines	4,543,782
Onshore separation and handling facilities	1,919,402
Land	860,275
Other property and equipment	269,192

8,157,181
Less: accumulated depletion, depreciation, amortization and impairment	3,153,670

5,003,511

Other assets	12,256

TOTAL ASSETS	$12,029,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$766,901
Notes payable	560,000
Accrued expenses and other liabilities	36,887

TOTAL CURRENT LIABILITIES	1,363,788

Long-term liabilities:
Asset retirement obligations	1,809,157

TOTAL LONG-TERM LIABILITIES	1,809,157

Common stock, ($.01 par value, 25,000,000 shares authorized, 11,547,849 shares issued and outstanding)	115,478
Additional paid-in capital	31,827,713
Accumulated deficit	(23,086,751)

8,856,440

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,029,385

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months
	Ended June 30,
	2006	2005
Revenue from operations:
Pipeline operations	$400,267	$327,093
Oil and gas sales	685,802	42,336

	1,086,069	369,429

Cost of operations:
Pipeline operating expenses	295,115	200,189
Lease operating expenses	121,263	41,225
Depletion, depreciation and amortizaton	112,151	85,056
General and administrative	476,525	648,086
Accretion expense	26,444	24,404

	1,031,498	998,960

INCOME (LOSS) FROM OPERATIONS	54,571	(629,531)

Other income (expense):
Interest and other expense	(18,365)	(41,184)
Interest and other income	31,889	2,892

INCOME (LOSS) BEFORE INCOME TAXES	68,095	(667,823)

Income taxes	—	—

Net income (loss)	$68,095	$(667,823)

Income (loss) per common share
— basic	$0.01	$(0.08)

— diluted	$0.01	$(0.08)

Weighted average number of common shares outstanding
— basic	11,422,625	8,777,142

— diluted	11,531,377	8,777,142

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Six Months
	Ended June 30,
	2006	2005
Revenue from operations:
Pipeline operations	$719,675	$648,708
Oil and gas sales	1,467,418	79,751

	2,187,093	728,459

Cost of operations:
Pipeline operating expenses	522,604	488,049
Lease operating expenses	215,824	57,859
Depletion, depreciation and amortizaton	227,460	170,885
General and administrative	969,662	1,608,826
Accretion expense	52,888	48,809

	1,988,438	2,374,428

INCOME (LOSS) FROM OPERATIONS	198,655	(1,645,969)

Other income (expense):
Interest and other expense	(31,775)	(80,631)
Interest and other income	38,180	328,340
Equity in loss of affiliate	—	—

INCOME (LOSS) BEFORE INCOME TAXES	205,060	(1,398,260)

Income taxes	—	—

Net income (loss)	$205,060	$(1,398,260)

Income (loss) per common share
— basic	$0.02	$(0.18)

— diluted	$0.02	$(0.18)

Weighted average number of common shares outstanding
— basic	10,847,840	7,871,972

— diluted	10,943,092	7,871,972

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months
	Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$205,060	$(1,398,260)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	227,460	170,885
Amortization of debt issue costs	—	27,501
Gain on sale of oil and gas property	—	(140,409)
Accretion of asset retirement obligations	52,888	48,809
Equity in loss of affiliate	—	—
Common stock issued for services	15,000	—
Gain on debt restructuring	—	(132,368)
Compensation expense for exercise of stock options	—	686,472
Changes in operating assets and liabilities:
Accounts receivable	394,145	17,389
Prepaid expenses and other assets	(217,607)	(26,523)
Trade accounts payable and accrued expenses	344,566	(78,950)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,021,512	(825,454)

INVESTING ACTIVITIES
Exploration and development costs	(14,810)	(1,584)
Property, equipment and other assets	(235,934)	(5,608)
Proceeds from sale of assets	—	214,632
Investment in unconsolidated affiliates	(897)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(251,641)	207,440

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	3,848,324	—
Payments on borrowings	(510,000)	(70,000)
Financing costs	—	(2,275)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,338,324	(72,275)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,108,195	(690,289)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,297,088	1,560,549

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,405,283	$870,260

See accompanying notes to the condensed consolidated financial statements

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2006
1. Liquidity
At June 30, 2006, our working capital was approximately $5.6 million, an increase of $3.5 million over the $2.1 million of available working capital at December 31, 2005. We believe we have sufficient liquidity to satisfy our working capital requirements for the twelve months ending June 30, 2007.
We are receiving monthly revenues from our interests in wells in High Island Block 37 and High Island Block A-7. The two wells in High Island Block 37 are currently producing approximately 12 MMcf per day, combined. High Island Block A-7 has one well currently producing at approximately 7 MMcf per day.
We have entered into gas and condensate transportation and handling agreements with the operators of four discoveries near the Blue Dolphin System since the end of the second quarter of 2005. Three of the new contracted shippers were delivering production into our pipeline as of the end of the second quarter of 2006, increasing natural gas transportation throughput on our Blue Dolphin System to approximately 24 MMcf per day. We expect that the fourth new contracted shipper will commence deliveries of production into the Blue Dolphin System in the third or fourth quarter of 2006.
On March 8, 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock at a price of $1.75 per share. The net proceeds from this offering after commissions and expenses were approximately $2,025,000. We also issued warrants to purchase an aggregate of 8,572 shares of common stock. We are using the proceeds from this offering for general corporate and working capital purposes, however, we may use a portion, or all, of these proceeds for possible acquisitions and expansions of our existing facilities.
On April 28, 2006, we entered into a second stock purchase agreement with an accredited institutional investor for the private placement of 400,000 shares of our common stock. We incurred commissions and expenses of approximately $160,000 associated with the offering, and issued warrants to purchase an aggregate of 24,000 shares of common stock. The net proceeds from this offering after commissions and expenses were approximately $1,800,000. We are using the proceeds from this offering for general corporate and working capital purposes, however, we may use a portion, or all, of these proceeds for possible acquisitions and expansions of our existing facilities.
The net cash provided by or used in operating, investing and financing activities is summarized below:

	Six Months Ended June 30,
	(amounts in thousands)
	2006	2005
Net cash provided by (used in):
Operating activities	$1,022	$(825)
Investing activities	(252)	207
Financing activities	3,338	(72)

Net increase (decrease) in cash	$4,108	$(690)

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
JUNE 30, 2006
2. Related Party Transactions
On March 31, 2006, we purchased 334 shares of common stock in Drillmar Energy, Inc. for $334 in a private placement offering by Drillmar, Inc. to its shareholders on a proportionate basis to their current ownership percentage in Drillmar, Inc. This investment represented 0.07% of the total offering, which is approximately equal to our current ownership in Drillmar, Inc.
On May 25, 2006, we purchased 2 shares of common stock in Drillmar, Inc. (an affiliate of Drillmar Energy, Inc.) for $563 in a private placement offering by Drillmar, Inc. to its shareholders on a proportionate basis to their current ownership percentage in Drillmar, Inc. This investment represented 0.07% of the total offering.
Our Chairman, Ivar Siem, and one of our Directors, Harris A. Kaffie, beneficially own 30.7%, and 20.9%, respectively, of Drillmar Inc.’s common stock and 29.5% and 20.4%, respectively, of Drillmar Energy, Inc.’s common stock. Messrs. Siem and Kaffie are both directors, and Mr. Siem is Chairman and President of Drillmar.
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
Remainder of this page left blank intentionally

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
JUNE 30, 2006
4. Earnings Per Share
We apply the provisions of Statement of Financial Accounting Standards No. 128 “Earnings per Share”, (“SFAS 128”). SFAS 128 requires the presentation of basic earnings per share (“EPS”) which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.
Employee stock options and stock warrants at June 30, 2005 were not included in the computation of diluted earnings per share for the six months and three months ended June 30, 2005 because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

		Weighted-
		Average Number
		of Common Shares
		Outstanding and	Per
	Net	Potential Dilutive	Share
	Income (loss)	Common Shares	Amount
Six months ended June 30, 2006
Basic earnings per share	$205,060	10,847,840	$0.02
Effect of dilutive potential common shares		95,252

Diluted earnings per share	$205,060	10,943,092	$0.02

Six months ended June 30, 2005
Basic and diluted loss per share	$(1,398,260)	7,871,972	$(0.18)

Three months ended June 30, 2006
Basic earnings per share	$68,095	11,422,625	$0.01
Effect of dilutive potential common shares		108,752

Diluted earnings per share	$68,095	11,531,377	$0.01

Three months ended June 30, 2005
Basic and diluted loss per share	$(667,823)	8,777,142	$(0.08)

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
JUNE 30, 2006
5. Business Segment Information
Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the six months and three months ended June 30, 2006 and 2005, and at June 30, 2006 are as follows:

			Depletion,
		Operating	Depreciation and
	Revenues	Income (loss)(*)	Amortization
Six months ended June 30, 2006:
Pipeline operations	$719,675	(233,751)	157,891
Oil and gas exploration and production	1,467,418	716,202	65,116
Other	—	(283,796)	4,453

Consolidated	2,187,093	198,655	227,460

Other income, net		6,405

Income before income taxes		205,060

Six months ended June 30, 2005:
Pipeline operations	$648,708	(613,326)	161,795
Oil and gas exploration and production	79,751	(58,179)	4,305
Other	—	(974,464)	4,785

Consolidated	728,459	(1,645,969)	170,885

Other income, net		247,709

Loss before income taxes		(1,398,260)

Quarter ended June 30, 2006:
Pipeline operations	$400,267	(115,407)	78,945
Oil and gas exploration and production	685,802	332,376	31,087
Other	—	(162,398)	2,119

Consolidated	1,086,069	54,571	112,151

Other income, net		13,524

Income before income taxes		68,095

Quarter ended June 30, 2005:
Pipeline operations	$327,093	(263,722)	79,921
Oil and gas exploration and production	42,336	(42,121)	2,934
Other	—	(323,688)	2,201

Consolidated	369,429	(629,531)	85,056

Other income, net		(38,292)

Loss before income taxes		(667,823)

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
JUNE 30, 2006

June 30, 2006
Identifiable assets:
Pipeline operations	$6,162,636
Oil and gas exploration and production	825,798
Other	5,040,951

Consolidated	$12,029,385

(*)	Consolidated income or loss from operations includes $279,343 and $969,699 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $4,453 and $4,785 for the six months ended June 30, 2006 and 2005, respectively. All unallocated amounts are included in “Other”.

Consolidated income or loss from operations includes $160,280 and $321,488 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $2,119 and $2,201 for the three months ended June 30, 2006 and 2005, respectively. All unallocated amounts are included in “Other”.
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
Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, or cancelled. Under the modified prospective approach, had there been any awards granted during the first quarter and second

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
JUNE 30, 2006
quarter of 2006, compensation expense recognized in the periods would have included compensation cost for all share-based payments granted prior to, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months and six months ended June 30, 2006 were unchanged compared to if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants.
Stock-based compensation expense of $153,027 and $686,472 were recognized in the three months and six months ended June 30, 2005, respectively. Prior to adoption of SFAS 123(R), recognition of non-cash compensation expense was required by Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation – An Interpretation of APB Opinion No. 25” (“FIN 44”). Pursuant to FIN 44, stock options exercised in a “cashless” manner by surrendering a portion of the option shares issued to pay the option exercise price, trigger variable accounting treatment, requiring the measurement of compensation expense at a period beyond the date of grant.
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
The fair market value of each option granted, pursuant to SFAS No. 123(R), is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses assumptions noted in the following table.

	Six Months Ended June 30,
	2006	2005

Stock Options Granted	0	90,376
Risk-free interest rate – on date of grant	N/A	3.72%
Expected term, in years	N/A	10.00
Expected volatility	N/A	104.6%
Dividend yield	0.00%	0.00%

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
JUNE 30, 2006
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
Had compensation cost for our stock options been determined based on the fair market value at the grant dates for awards made in 2005, our net income (loss), and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net loss as reported	$(667,823)	$(1,398,260)

Add: total stock-based employee compensation expense included in net income (loss), net of related tax effects	153,027	686,472

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	—	(66,420)

Pro forma net loss	$(514,796)	$(778,208)

Basic and diluted loss per share:
As reported	$(0.08)	$(0.18)
Pro forma	$(0.06)	$(0.10)

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
JUNE 30, 2006
At June 30, 2006 we had reserved a total of 143,997 shares of common stock for issuance under the above mentioned stock option plans. A summary of the status of our fixed stock options granted to key employees, officers and directors, for the purchase of shares of common stock, are as follows:

	Six Months Ended June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at the beginning of the year	143,997	$1.56	346,942	$1.09

Options granted	0	$0.00	90,376	$0.80

Options exercised	0	$0.00	(236,821)	$0.74

Options expired or cancelled	0	$0.00	(1,000)	$1.55

Options outstanding at the end of the second quarter	143,997		199,497

Weighted average exercise price of options outstanding	$1.56		$1.37

Weighted average fair value of options granted during the period	$0.00		$0.73

Weighted average remaining contractual life of options outstanding	6.5 years		7.7 years
At June 30, 2006, options for 143,997 shares of common stock were vested and immediately exercisable. There were 90,376 options granted in the first quarter of 2005 and none in the second quarter of 2005. There were no options granted during the first or second quarters of 2006. Pursuant to the requirements of SFAS No. 123(R), the weighted average fair market value of options granted during 2005 was $0.73 per share. The weighted average exercise price for outstanding options at June 30, 2006 and 2005 per share was $1.56 and $1.37, respectively. Outstanding options at June 30, 2006 expire between May 17, 2010 and February 3, 2015.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
JUNE 30, 2006

	Options Outstanding, Fully Vested and Exercisable
	at June 30, 2006
		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average
Exercise Prices	Outstanding	In Years	Exercise Price
$.35 to $.80	98,768	7.3	$0.54
$1.55 to $1.90	23,429	5.6	$1.71
$6.00	21,800	3.9	$6.00

	143,997

7. Warrants
As part of a private placement which closed on March 8, 2006, we issued warrants to purchase 8,572 shares of common stock pursuant to the terms and conditions of a Placement Agency Agreement between us and Starlight Investments, LLC dated May 27, 2005.
The warrants were vested in full and immediately exercisable upon issuance and the exercise price per share varies upon the following conditions:
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
This issuance was accounted for under SFAS No. 123(R) and Emerging Issues Task Force No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF No. 00-18”) using the Black-Scholes-Merton option-pricing model, which resulted in a fair value of approximately $8,000, which was netted against the gross proceeds of a private placement as a direct offering cost.
As part of a private placement which closed on April 28, 2006, we issued warrants to purchase 24,000 shares of common stock pursuant to the terms and conditions of a Placement Agency Agreement between us and Starlight Investments, LLC dated May 27, 2005.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
JUNE 30, 2006
The warrants vest immediately upon issuance and the exercise price per share varies upon the following conditions:
(iv)	until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $4.90 ($5.390)

(v)	from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date of the warrants, 120% of the purchase price of $4.90 ($5.880)

(vi)	after the expiration of two years from the issue date of the warrants, 130% of the purchase price of $4.90 ($6.37)
This issuance was accounted for under SFAS No. 123(R) and EITF No. 00-18 using the Black-Scholes-Merton option-pricing model, which resulted in a fair value of approximately $61,000, which was netted against the gross proceeds of a private placement as a direct offering cost.
8. Recent Accounting Developments
On July 13, 2006, FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — Continued
JUNE 30, 2006
adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.

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
EXECUTIVE SUMMARY
We are engaged in two lines of business: (i) provision of pipeline transportation services to producer/shippers, and (ii) oil and gas exploration and production. We conduct our operations through our subsidiaries. Our assets are located offshore and onshore in the Texas Gulf coast area. Our goal is to create greater value for our stockholders by increasing the utilization of our existing pipeline assets, acquiring additional strategic assets to diversify our asset base and improve our competitive position, and continuing strict control over our operating costs and general and administrative costs. Although we are primarily focusing on acquisitions of pipeline assets, we will continue to review and evaluate opportunities to acquire producing oil and gas properties.
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

•
In September 2005, we began receiving payments for our after-payout working interest in two wells in High Island Block 37. The two wells produced at a combined average rate of approximately 19 MMcf per day for the six months ended June 30, 2006. We recorded gross revenues of $324,443 and $667,698 from High Island Block 37 for the three months and six months ended June 30, 2006, respectively.

•
Also in September 2005, two wells in High Island Block A-7 were successfully recompleted. Although one of the wells produced for only a portion of the first quarter of 2006 and is currently not producing, the two wells produced at a combined average rate of approximately 6 MMcf per day for the six months ended June 30, 2006. We recorded gross revenues of $361,359 and $799,720 for High Island Block A-7 for the three months and six months ended June 30, 2006, respectively.

In 2006, we have raised additional capital through two private placements of our common stock which provided additional working capital that we may use for possible acquisitions and planned expansions of existing facilities. Also in 2006, as detailed below, we have entered into transportation and handling agreements with another new shipper and two of the new shippers previously contracted with commenced deliveries into the Blue Dolphin System.
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

•	In May 2006, we entered into gas and condensate transportation and handling agreements with a new shipper to deliver production into the Blue Dolphin System.

•	Also in May 2006, one of the new shippers contracted with in 2005 began deliveries of production into the Blue Dolphin System.

•	In June 2006, the new shipper contracted with in May 2006 began deliveries of production into the Blue Dolphin System.
We currently expect our working interests in High Island Block 37 and High Island Block A-7 to continue to generate revenues for the remainder of 2006. However, the rate of production from these wells declines as reserves are depleted and there is the possibility that these wells could experience production problems which could significantly decrease the level of production or cause cessation of production. These production declines could have a material adverse effect on our cash flows and liquidity.
We also expect the throughput from another contracted transportation customer on the Blue Dolphin System to increase utilization of the pipeline during the second half of 2006. However, we cannot predict the impact of these additional throughput volumes on our revenues until the deliveries commence.
Due to our small size, geographically concentrated asset base, and limited capital resources, any negative event has the potential to cause significant harm to our financial condition. For the remainder of 2006, we will continue our efforts to acquire assets that will diversify the risks to our cash flows and be accretive to earnings.
Liquidity And Capital Resources
We ended 2005 with working capital of approximately $2.1 million. Our working capital at June 30, 2006 was approximately $5.6 million. The increase in working capital from year end 2005 was primarily the result of the proceeds received from the private placements completed during the first and second quarters of 2006. We also continued to receive significant revenues from our High Island Block 37 and High Island Block A-7 interests during the first half of 2006, however, the revenues are declining as the rate of production declines. The gas transportation rates charged on the Blue Dolphin System negotiated in 2004 also had a positive effect despite the continued low level of utilization of the pipeline.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
On February 28, 2005, we entered into an amendment to our purchase agreement with MCNIC to acquire MCNIC’s one-third interest in the Blue Dolphin Pipeline System and the inactive Omega Pipeline. Pursuant to the terms of the amendment, the original promissory note of $750,000 was exchanged for a new promissory note in the principal amount of $250,000, and all accrued interest on the original promissory note was forgiven, approximately $132,000. We agreed to make a principal payment of $30,000 upon execution of the amendment and to make monthly principal payments of $10,000 through December 31, 2006. MCNIC may also receive additional payments of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest through December 31, 2006. The principal amount of the new promissory note may also be increased by up to $500,000 if 50% or more of our 83% interest in the assets is sold before December 31, 2006. However, in the event that both of these contingencies are triggered, the principal of the promissory note cannot be increased by more than $500,000 in the aggregate. Any contingent payments must be made by March 31, 2007. We made principal payments of $130,000 on this promissory note in 2005, have made payments of $60,000 in 2006, and have $60,000 remaining to be paid in 2006.
In April 2005, the holders of $450,000 of the $750,000 aggregate principal amount of promissory notes sold in September 2004, agreed to extend the maturity date of their promissory notes to June 30, 2006, and to defer the payment of all unpaid and future interest on their promissory notes until maturity. The $450,000 aggregate principal amount of promissory notes were retired on June 30, 2006 along with interest payments of $88,123 for a total cash payment of $538,123. The remaining $300,000 aggregate principal promissory notes were retired at maturity on September 8, 2005. The promissory notes were originally sold on September 8, 2004 pursuant to the Note and Warrant Purchase Agreement we entered into with certain accredited investors and certain of our directors.
In March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock. We incurred commissions and expenses of approximately $25,000 associated with the offering, and issued warrants to purchase an aggregate of 8,572 shares of common stock. The warrants issued in the March private placement vested immediately upon issuance and the exercise price per share varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $1.75, (ii) from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date, 120% of the purchase price of $1.75 and (iii) after the expiration of two years from the issue date of the warrants, 130% of the purchase price of $1.75. The net proceeds of approximately $2,025,000 are being used for general corporate and working capital purposes, however, we may use the proceeds for possible acquisitions and planned expansions of our existing facilities.
In April 2006, we entered into a second stock purchase agreement with an accredited institutional investor for the private placement of 400,000 shares of our common stock. We incurred commissions and expenses of approximately $160,000 associated with the offering, and issued warrants to purchase an aggregate of 24,000 shares of common stock. The warrants issued in the April private placement vested immediately upon issuance and the exercise price per share varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $4.90, (ii) from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date, 120% of the purchase price of $4.90 and (iii) after the

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
expiration of two years from the issue date of the warrants, 130% of the purchase price of $4.90. The net proceeds of approximately $1,800,000 are also being used for general corporate and working capital purposes, and may also be used for possible acquisitions and planned expansions of our facilities.
In addition to providing funds immediately available for specific uses, the net proceeds of the private placements also provide additional working capital, which aids our ability to withstand events that could have an adverse effect on our operations.
The following table summarizes certain of our contractual obligations and other commercial commitments at June 30, 2006 (amounts in thousands):

	Payments Due by Period
Contractual Obligations and Other		1 year			After
Commercial Commitments	Total	or less	1-3 years	3-5 years	5 years
Notes Payable and Long-Term Debt	$560	560	—	—	—
Operating Leases, net of sublease	82	64	12	6	—
Abandonment — Costs	1,809	—	244	—	1,565

Total Contractual Obligations and Other Commercial Commitments	$2,451	624	256	6	1,565

The following table summarizes our financial position for the periods indicated (amounts in thousands):

	June 30,		December 31,
	2006		2005
	Amount	%	Amount	%
Working Capital	$5,649	53	$2,053	29
Property and equipment, net	5,004	47	4,980	71
Other noncurrent assets	12	—	11	—

Total	$10,665	100	$7,044	100

Long-term Liabilities	$1,809	17	$2,256	32
Stockholders’ equity	8,856	83	4,788	68

Total	$10,665	100	$7,044	100

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
We expect to continue to receive revenues from the sales of gas and oil from High Island Block 37 during 2006. We have recognized gross gas and oil sales revenues of $324,443 and $667,698 associated with High Island 37 for the three months and six months, respectively, ended June 30, 2006. There are two wells in this block currently producing at a combined rate of approximately 12 MMcf per day. We have a working interest of approximately 2.8% in both wells. We also expect to continue to receive revenues for our interests in the two wells in High Island Block A-7 which were successfully recompleted in September 2005. We recognized gross gas and oil sales revenues of $361,359 and $799,720 for High Island Block A-7 for the three months and six months, respectively, ended June 30, 2006. Only one of the two wells is currently producing. Production is currently approximately 7 MMcf per day. Our working interest is approximately 8.9 % in both wells.
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
Effective October 1, 2004, we negotiated an increase in the gas transportation rates on the Blue Dolphin System due to operating losses incurred. As a result, gas transportation and dehydration revenues from the Blue Dolphin System for the first half of 2006 were approximately $576,000. Without the increased rates, gas transportation and dehydration revenues would have been approximately $303,000 for this same period.
Natural gas transportation throughput on our Blue Dolphin System is currently approximately 24 MMcf per day, representing approximately 12% of system capacity. Natural gas throughput on the GA 350 Pipeline is currently 8 MMcf per day, which is approximately 13% of pipeline capacity. We have significant available capacity on the Blue Dolphin System, the GA 350 Pipeline and the inactive Omega Pipeline. We believe all of the pipelines are in geographic market areas that are experiencing an increased level of interest by oil and gas operators. This assessment is based on recent leasing and drilling activity in the lease blocks surrounding the pipelines, as well as information obtained directly from the operators of properties near our pipelines. There have been six recent discoveries near the Blue Dolphin System and the GA 350 Pipeline in 2005 and 2006. We have entered into contracts for transportation and handling services with operators of four of the discoveries and are currently in negotiations with the other two operators. One of the new shippers began deliveries into the Blue Dolphin System in August 2005. We began providing transportation services to two of the new contracted shippers in the second quarter of 2006. One of the new shippers began deliveries in May, 2006 and another new shipper began deliveries in June, 2006. The fourth new contracted shipper is expected to commence deliveries in the third or fourth quarter of 2006.
Drilling activity around our pipelines is currently being impeded by a shortage of drilling equipment and service providers in the Gulf of Mexico due to infrastructure repairs following Hurricanes Katrina and Rita, as well as increased demand caused by higher drilling activity levels, resulting from higher commodity prices. Ultimately, the future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipelines, and attraction and retention of producer/shippers to the pipeline systems.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
During the six months ended June 30, 2006, we incurred capital expenditures of $14,810 for the further development of our proved reserves. In addition, we elected to “non-consent” on a proposal from the operator of High Island Block A-7 to perform another recompletion on the lesser-producing of the two wells. This well ceased production in February 2006. Our share of the cost would have been approximately $60,000.
RESULTS OF OPERATIONS
We reported net income for the six months ended June 30, 2006 (“current period”) of $205,060 compared to a net loss of $1,398,260 reported for the six months ended June 30, 2005 (“previous period”). For the three months ended June 30, 2006 (“current quarter”), we reported net income of $68,095 compared to a net loss of $667,823 for the three months ended June 30, 2005 (“previous quarter”).
First Half of 2006 Compared to First Half of 2005
Revenue from pipeline operations. Revenues from pipeline operations increased by $70,967 or 10.9% in the current period to $719,675. Revenues in the current period from the Blue Dolphin System totaled approximately $640,000 compared to approximately $521,000 in the previous period primarily as a result of production from a new shipper who began deliveries in the third quarter of 2005, and two shippers who began deliveries in the second quarter of 2006.
The increased revenues on the Blue Dolphin System were partially offset by decreased revenues on the GA 350 Pipeline of approximately $79,000, compared to $128,000 in the previous period, primarily due to a decrease in average daily gas volumes transported to approximately 8 MMcf per day in the current period from approximately 13 MMcf per day in the previous period.
Revenue from oil and gas sales. Revenues from oil and gas sales increased by $1,387,667 to $1,467,418. The previous period’s oil and gas revenue of $79,751 was derived solely from production from one well in High Island Block A-7. Two wells in High Island Block A-7 were recompleted in the third quarter of 2005, resulting in significantly more production. However, the lower producing of the two wells ceased production in February 2006. The revenue breakdown by field for the first half of 2006 was $799,720 for High Island Block A-7 and $667,698 for High Island Block 37. The sales mix by product was 92% gas and 8% condensate and natural gas liquids. Our average realized gas price per Mcf in the current period was $8.50, compared to $6.74 in the previous period. Our average realized price per barrel of condensate was $62.69 in the current period, compared to $47.20 in the previous period.
Pipeline operating expenses. Pipeline operating expenses in the current period increased by $34,555 to $522,604 primarily due to a decrease in legal costs of approximately $95,000, offset by an increase of approximately $102,000 in insurance costs due to a refund received in the previous period for having no claims in the previous policy period and higher property and liability insurance premiums. The higher legal costs in the previous period are associated with an action filed against us, the outcome of which we do not believe will have a material impact. However, as this litigation continues, we will continue to incur legal expenses which could have a material adverse effect on our financial condition. Repairs and maintenance expense increased approximately $32,000 as compared to the prior year.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
General and administrative. General and administrative expenses decreased by $639,164 to $969,662 in the current period. The decrease was due to recognition in the previous period of $686,472 of non-cash compensation expense associated with “cashless” exercises of 236,821 stock options by certain of our directors and employees during the period, partially offset by an increase of approximately $31,000 in consulting and professional fees in the current period.
Depletion, depreciation and amortization. Depletion, depreciation and amortization expense increased by $56,575 in the current period to $227,460. In the current period we recorded depletion of $57,516 associated with our oil and gas properties, while we had $1,562 in the previous period. The increase in depletion was a result of there being no remaining unamortized oil and gas costs in the previous period.
Interest and other expense. Interest and other expense decreased $48,856 in the current period to $31,775. Interest expense in the current period decreased by approximately $21,000 due to a decrease in the amount of our outstanding debt. Other expense in the previous period included approximately $28,000 for the amortization of debt issuance costs.
Interest and other income. Interest and other income decreased by $290,160 in the current period. Other income in the previous period includes a gain from the placement of our interests in the Galveston Block 287/297 leases of approximately $140,000, a gain on the elimination of accrued interest pursuant to the restructuring of the MCNIC promissory note of approximately $132,000 and the collection of accounts receivable that were previously written off of approximately $45,000.
Second Quarter of 2006 Compared to Second Quarter of 2005
Revenue from pipeline operations. Revenues from pipeline operations increased by $73,174 or 22.4% in the current quarter to $400,267. Revenues in the current quarter from the Blue Dolphin System totaled approximately $359,000 compared to approximately $267,000 in the previous quarter primarily as a result of production from a new shipper who began deliveries in the third quarter of 2005, and the two new shippers who began deliveries in the second quarter of 2006.
The increased revenues on the Blue Dolphin System were partially offset by decreased revenues on the GA 350 Pipeline of approximately $18,000, due to a decrease in average daily gas volumes transported to approximately 9 MMcf per day in the second quarter of 2006 from approximately 12 MMcf per day in the previous quarter.
Revenue from oil and gas sales. Revenues from oil and gas sales increased by $643,466 to $685,802. The previous quarter’s oil and gas revenue of $42,336 was derived solely from production from one well in High Island Block A-7. Two wells in High Island Block A-7 were recompleted in the third quarter of 2005, resulting in significantly more production. However, the lower producing of the two wells ceased production in February 2006. The revenue breakdown by field for the second quarter of 2006 was $361,359 for High Island Block A-7 and $324,443 for High Island Block 37. The sales mix by product was 88% gas and 12% condensate and natural gas liquids. Our average realized gas price per Mcf in the current quarter was $8.43, compared to $6.76 in the previous quarter. Our average realized price per barrel of condensate was $71.46 in the current quarter, compared to $47.28 in the previous quarter.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Pipeline operating expenses. Pipeline operating expenses in the current quarter increased by $94,926 to $295,115 due primarily to an increase in legal costs of approximately $37,000, combined with an increase of approximately $24,000 in insurance costs due to higher property and liability insurance premiums, and an increase of $34,000 in repairs and maintenance expense.
General and administrative. General and administrative expenses decreased by $171,561 to $476,525 in the current quarter. The decrease was due to recognition in the previous quarter of $153,027 of non-cash compensation expense associated with “cashless” exercises of 80,571 stock options by certain of our directors and employees during the quarter, combined with a decrease of approximately $19,000 in consulting and professional fees in the current quarter.
Depletion, depreciation and amortization. Depletion, depreciation and amortization expense increased by $27,095 in the current quarter to $112,151. In the current quarter we recorded depletion of $25,176 associated with our oil and gas properties, while we had $1,562 in the previous quarter. The increase in depletion was a result of there being no remaining unamortized oil and gas costs in the previous period.
Interest and other expense. Interest and other expense decreased $22,819 in the current quarter to $18,365. Interest expense in the current quarter decreased by approximately $7,000 due to a decrease in the amount of our outstanding debt. Other expense in the previous quarter included approximately $16,000 for the amortization of debt issuance costs.
Interest and other income. Interest and other income increased $28,997 in the current quarter to $31,889 due to interest earned on increased cash balances in the current quarter.
Recent Accounting Developments
See Note 8 in Item 1.

ITEM 3.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of June 30, 2006, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

ITEM 3.	CONTROLS AND PROCEDURES — Continued
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
Remainder of this page left blank intentionally

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
On April 17, 2006, 429 outstanding warrants were exercised by warrant holders. The exercises were accomplished via net exercise, whereby holders surrender their right to receive a portion of the shares of common stock. The rights to receive 134 shares of common stock were surrendered and the Company issued 295 shares of common stock upon exercise.
These securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of stockholders was held on May 17, 2006. The matters that were voted upon at the meeting, and the number of votes cast for or against, as well as the number of abstentions as to such matter, where applicable, are set forth below.
1)	Election of Directors

	Votes	Votes
	For	Against	Abstentions
Ivar Siem	10,680,503	8,472	21,705
Laurence N. Benz	7,275,433	3,413,342	21,705
Michael S. Chadwick	7,273,433	3,415,342	21,705
Harris A. Kaffie	10,686,972	1,803	21,705
Erik Ostbye	10,688,739	36	21,705
F. Gardner Parker	7,277,200	3,411,575	21,705
2)	Amendment to the Company’s 2000 Stock Incentive Plan to increase the number of shares of common stock that can be issued pursuant to the plan.

Votes	Votes
For	Against	Abstentions
4,536,169	45,726	6,461
This amendment failed to pass as a result of there being an insufficient number of shares voting for the amendment.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION-Continued
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

By: BLUE DOLPHIN ENERGY COMPANY

Date: August 14, 2006	/s/ Ivar Siem

Ivar Siem
Chairman and Chief Executive Officer

/s/ Gregory W. Starks

Gregory W. Starks
Vice President, Treasurer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX
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