Form 10QSB
period 2006-09-30
BLUE DOLPHIN ENERGY CO
filed 2006-11-14
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act
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
(Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report.)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2006, there were 11,553,784 shares of the registrant’s common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements of Blue Dolphin Energy Company and its subsidiaries (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin”, “we”, “us” and “our”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. We believe that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
Our accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

September 30,
2006
ASSETS
Current assets:
Cash and cash equivalents	$5,350,965
Accounts receivable	1,017,088
Prepaid expenses and other assets	322,075

Total current assets	6,690,128

Property and equipment, at cost:
Oil and gas properties (full-cost method)	569,415
Pipelines	4,574,108
Onshore separation and handling facilities	1,919,402
Land	860,275
Other property and equipment	269,192

8,192,392

Less:
Accumulated depletion, depreciation, amortization and impairment	3,271,239

4,921,153

Other assets	12,536

TOTAL ASSETS	$11,623,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,358
Notes payable	530,000
Accrued expenses and other liabilities	50,487

Total current liabilities	756,845

Long-term liabilities:
Asset retirement obligations	1,835,601

Total long-term liabilities	1,835,601

Common stock, ($.01 par value, 25,000,000 shares authorized, 11,553,784 shares issued and outstanding	115,538
Additional paid-in capital	31,842,654
Accumulated deficit	(22,926,821)

9,031,371

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,623,817

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	September 30,
	2006	2005
Revenue from operations:
Pipeline operations	$623,024	$342,740
Oil and gas sales	445,684	1,764,828

Total revenue	1,068,708	2,107,568

Cost of operations:
Pipeline operating expenses	307,516	290,981
Lease operating expenses	113,886	56,914
Depletion, depreciation and amortizaton	117,569	122,513
General and administrative	389,005	547,400
Accretion expense	26,443	30,475

Total costs and expenses	954,419	1,048,283

Income from operations	114,289	1,059,285

Other income (expense):
Interest and other expense	(30)	(29,775)
Interest and other income	45,671	938

Income before income taxes	159,930	1,030,448

Income taxes	—	—

Net income	$159,930	$1,030,448

Income per common share
Basic	$0.01	$0.11

Diluted	$0.01	$0.11

Weighted average number of common shares outstanding
Basic	11,550,714	9,341,582

Diluted	11,656,302	9,431,608

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Nine Months Ended
	September 30,
	2006	2005
Revenue from operations:
Pipeline operations	$1,342,699	$991,448
Oil and gas sales	1,913,102	1,844,579

Total revenue	3,255,801	2,836,027

Cost of operations:
Pipeline operating expenses	830,120	779,030
Lease operating expenses	329,710	114,773
Depletion, depreciation and amortizaton	345,029	293,398
General and administrative	1,358,667	2,156,226
Accretion expense	79,331	79,284

Total costs and expenses	2,942,857	3,422,711

Income (loss) from operations	312,944	(586,684)

Other income (expense):
Interest and other expense	(31,805)	(110,406)
Interest and other income	83,851	329,278

Income (loss) before income taxes	364,990	(367,812)

Income taxes	—	—

Net income (loss)	$364,990	$(367,812)

Income (loss) per common share
Basic	$0.03	$(0.04)

Diluted	$0.03	$(0.04)

Weighted average number of common shares outstanding
Basic	11,084,704	8,367,226

Diluted	11,183,317	8,367,226

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended,
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$364,990	$(367,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	345,029	293,398
Amortization of debt issue costs	—	36,712
Gain on sale of oil and gas property	—	(140,409)
Accretion of asset retirement obligations	79,331	79,284
Common stock issued for services	30,000	804,368
Gain on debt restructuring	—	(132,368)
Changes in operating assets and liabilities:
Accounts receivable	585,208	(437,698)
Prepaid expenses and other assets	(139,498)	11,803
Trade accounts payable and accrued expenses	(232,375)	(141,295)

Net cash provided by operating activities	1,032,685	5,983

INVESTING ACTIVITIES
Exploration and development costs	(19,695)	(80,123)
Property, equipment and other assets	(266,260)	(10,247)
Proceeds from sale of assets	—	214,632
Investment in unconsolidated affiliates	(1,177)	—

Net cash provided by (used in) investing activities	(287,132)	124,262

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	3,848,324	—
Payments on borrowings	(540,000)	(400,000)
Financing costs	—	(2,275)
Other	—	12,900

Net cash provided by (used in) financing activities	3,308,324	(389,375)

Increase (decrease) in cash and cash equivalents	4,053,877	(259,130)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,297,088	1,560,549

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,350,965	$1,301,419

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2006
1. Liquidity
At September 30, 2006, our working capital was approximately $5.9 million, an increase of $3.8 million compared to the $2.1 million of available working capital at December 31, 2005. We believe that we have sufficient liquidity to satisfy our working capital requirements for the twelve months ending September 30, 2007.
We continue to receive monthly revenues from our interests in wells in High Island Block 37 and High Island Block A-7 although revenues are declining as the production from these wells declines. The two wells in High Island Block 37 are currently producing an aggregate of approximately 11 MMcf per day. The one well in High Island Block A-7 is currently producing approximately 6 MMcf per day. Additionally, recent production data for the High Island Block A-7 well has provided indications that the well may be reaching the end of its production life.
Since the end of the second quarter of 2005, we have entered into gas and condensate transportation and handling agreements with the operators of four discoveries near the Blue Dolphin System. Three of these recently contracted shippers delivered production into our pipeline throughout the third quarter of 2006, which increased the average natural gas transportation throughput on our Blue Dolphin System to approximately 22 MMcf per day during the quarter. In October 2006, one of the new shippers temporarily curtailed production in anticipation of a future rise in natural gas prices. However, in early November the shipper re-established production. Natural gas transportation throughput on the Blue Dolphin System is currently approximately 25 MMcf per day. Natural gas transportation throughput on the Galveston Block 350 Pipeline during the quarter was approximately 8 MMcf per day and is currently at that same rate. We expect the fourth contracted shipper to commence deliveries of production into the Blue Dolphin System in the fourth quarter of 2006.
On March 8, 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock at a price of $1.75 per share. The net proceeds from this offering after commissions and expenses were approximately $2.0 million. We also issued warrants to purchase an aggregate of 8,572 shares of common stock. The proceeds from this offering are being used for general corporate and working capital purposes. However, a portion or all of these proceeds may be used for potential acquisitions and the expansion of our existing facilities.
On April 28, 2006, we entered into a second stock purchase agreement with an accredited institutional investor for the private placement of 400,000 shares of our common stock. We incurred commissions and expenses associated with the offering of approximately $160,000 and issued warrants to purchase an aggregate of 24,000 shares of common stock. The net proceeds from this offering after commissions and expenses were approximately $1.8 million. The proceeds from this offering are being used for general corporate and working capital purposes. However, a portion or all of these proceeds may be used for potential acquisitions and the expansion of our existing facilities.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2006
— CONTINUED —
The net cash provided by or used in operating, investing and financing activities is summarized below:

	Nine Months Ended
	September 30,
	2006	2005
	($ in thousands)
Net cash provided by (used in):
Operating activities	$1,033	$6
Investing activities	(287)	124
Financing activities	3,308	(389)

Net Increase (decrease) in cash	$4,054	$(259)

2. Related Party Transactions
On September 25, 2006, we participated in an issuance of callable notes by Drillmar, Inc. in proportion to our 0.07% interest in Drillmar, Inc. We were issued a note in the amount of $280. The note is callable by Drillmar, Inc. at any time on or after three months from the date of issuance and accrues interest at 3% per annum, which is due and payable at maturity. The note matures on January 1, 2009.
Our Chairman, Ivar Siem, and one of our Directors, Harris A. Kaffie, beneficially own 26.6%, and 22.1%, respectively, of Drillmar Inc.’s common stock and 30.7% and 20.3%, respectively, of Drillmar Energy, Inc.’s common stock. Messrs. Siem and Kaffie are both Directors of Drillmar, and Mr. Siem is Chairman and President of Drillmar.
3. Contingencies
From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2006
— CONTINUED —
4. Earnings Per Share
We apply the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires the presentation of basic earnings per share (“EPS”) which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.
Employee stock options and stock warrants at September 30, 2005 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2005 because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

		Weighted-
		Average Number
		of Common Shares
		Outstanding and	Per
	Net	Potential Dilutive	Share
	Income (Loss)	Common Shares	Amount
Three months ended September 30, 2006
Basic earnings per share	$159,930	11,550,714	$0.01
Effect of dilutive potential common shares		105,588

Diluted earnings per share	$159,930	11,656,302	$0.01

Three months ended September 30, 2005
Basic earnings per share	$1,030,448	9,341,582	$0.11
Effect of dilutive potential common shares		90,026

Diluted earnings per share	$1,030,448	9,431,608	$0.11

Nine months ended September 30, 2006
Basic earnings per share	$364,990	11,084,704	$0.03
Effect of dilutive potential common shares		98,613

Diluted earnings per share	$364,990	11,183,317	$0.03

Nine months ended September 30, 2005
Basic and diluted loss per share	$(367,812)	8,367,226	$(0.04)

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2006
— CONTINUED —
5. Business Segment Information
Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the three months and nine months ended September 30, 2006 and 2005, and at September 30, 2006 were as follows:

			Depletion,
		Operating	Depreciation and
	Revenues	Income (Loss)(*)	Amortization
Three Months ended September 30, 2006:
Pipeline operations	$623,024	19,404	91,060
Oil and gas exploration and production	445,684	183,850	24,152
Other	—	(88,965)	2,357

Consolidated	$1,068,708	114,289	117,569

Other income, net		45,641

Income before income taxes		159,930

Three Months ended September 30, 2005:
Pipeline operations	$342,740	180,828	81,675
Oil and gas exploration and production	1,764,828	1,103,641	38,472
Other	—	(225,184)	2,366

Consolidated	$2,107,568	1,059,285	122,513

Other income, net		(28,837)

Loss before income taxes		1,030,448

Nine months ended September 30, 2006:
Pipeline operations	$1,342,699	(214,346)	248,951
Oil and gas exploration and production	1,913,102	900,051	89,268
Other	—	(372,761)	6,810

Consolidated	$3,255,801	312,944	345,029

Other income, net		52,046

Income before income taxes		364,990

Nine months ended September 30, 2005:
Pipeline operations	$991,448	(432,479)	243,470
Oil and gas exploration and production	1,844,579	1,045,464	42,777
Other	—	(1,199,669)	7,151

Consolidated	$2,836,027	(586,684)	293,398

Other income, net		218,872

Loss before income taxes		(367,812)

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2006
— CONTINUED —

September 30, 2006
Identifiable assets:
Pipeline operations	$6,009,183
Oil and gas exploration and production	765,671
Other	4,848,963

Consolidated	$11,623,817

(*)	Consolidated income or loss from operations includes $365,951 and $1,192,519 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $6,810 and $7,151 for the nine months ended September 30, 2006 and 2005, respectively. All unallocated amounts are included in “Other.”

Consolidated income or loss from operations includes $86,608 and $222,819 in unallocated general and administrative expenses, and unallocated depletion, depreciation and amortization of $2,357 and $2,366 for the three months ended September 30, 2006 and 2005, respectively. All unallocated amounts are included in “Other.”
6. Stock-Based Compensation
Effective April 14, 2000, we adopted, after approval by our stockholders, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make incentive stock awards. We amended the 2000 Plan effective March 19, 2003, after approval by our stockholders on May 21, 2003, increasing the number of shares of common stock available for incentive stock options (“ISOs”) and other stock incentive awards from 500,000 to 650,000 shares. The 2000 Plan is administered by the Compensation Committee of our Board of Directors. Options granted must be exercised within 10 years from their date of grant. The exercise price of ISOs cannot be less than 100% of the grant date fair market value of a share of our common stock. All ISO awards granted in previous years vested immediately. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan.
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payments (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense when stock options were granted with an exercise price equal to the grant date fair market value of a share of our common stock.
Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, or cancelled. Under the modified prospective approach, had there been any awards granted during the first three quarters of 2006, compensation expense recognized in the periods would have included compensation cost for all share-based payments granted prior to, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2006
— CONTINUED —
As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months and nine months ended September 30, 2006 were unchanged compared to if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants.
Stock-based compensation expense of $87,896 and $774,368 were recognized in the three months and nine months ended September 30, 2005, respectively. Prior to adoption of SFAS 123(R), recognition of non-cash compensation expense was required by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”). Pursuant to FIN 44, stock options exercised in a “cashless” manner by surrendering a portion of the option shares issued to pay the option exercise price, trigger variable accounting treatment, requiring the measurement of compensation expense at a period beyond the date of grant.
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
Additionally, we utilized the alternate transition method (simplified method) for calculating the beginning balance in the pool of excess tax benefits in accordance with FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.
The fair market value of each option granted, pursuant to SFAS No. 123(R), is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses assumptions noted in the following table:

	Nine Months Ended
	September 30,
	2006	2005
Stock Options Granted	—	90,376
Risk-free interest rate (on date of grant)	N/A	3.72%
Expected term, in years	N/A	10.00
Expected volatility	N/A	104.6%
Dividend yield	0.00%	0.00%
Expected volatility is based on implied volatility of our common stock. Historical data is used to estimate option exercises and employee terminations used in the model. The data shows that of the 117,142 shares exercised in 2004 and 289,321 exercised in 2005, the average length of time between grant date and exercise date was approximately 2.05 years. Also, of the option grants that have been outstanding for two or more years, approximately 24% of the total number of shares granted are forfeited within the first two years after the grant date. The expected term of options granted used in the model represents the period of time that options granted are expected to be outstanding. This is the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. This number is calculated by taking the average of the vesting period (zero) and the original contract term (10

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2006
— CONTINUED —
years). The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of the grant. As we have not declared dividends on our common stock since we became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of our common stock and overall stock market conditions. There is no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton option-pricing model.
Had compensation cost for our stock options been determined based on the fair market value at the grant dates for awards made in 2005, our net income (loss), and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income (loss) as reported	$1,030,448	$(367,812)

Add:
Total stock-based employee compensation expense included in net income (loss), net of related tax effects	87,896	774,368

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	—	(66,420)

	$1,118,344	$340,136

Net income (loss) per share:
Basic, as reported	$0.11	$(0.04)
Basic, pro forma	$0.11	$0.04
Diluted, as reported	$0.11	$(0.04)
Diluted, pro forma	$0.12	$0.04

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2006
— CONTINUED —
At September 30, 2006 we reserved a total of 143,997 shares of common stock for issuance under the above mentioned stock option plans. A summary of the status of our fixed stock options granted to key employees, officers and directors, for the purchase of shares of common stock, was as follows:

	Nine Months Ended September 30,
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at the beginning of the year	143,997	$1.56	346,942	$1.09

Options granted	—	$0.00	90,376	$0.80

Options exercised	—	$0.00	(289,321)	$0.71

Options expired or cancelled	—	$0.00	(1,000)	$1.55

Options outstanding at the end of the third quarter	143,997		146,997

Weighted average exercise price of options outstanding	$1.56		$1.52

Weighed average fair value of options granted during the period	$0.00		$0.73

Weighted average remaining contractual life of options outstanding	6.3 years		7.1 years
At September 30, 2006, options for 143,997 shares of common stock were vested and immediately exercisable. There were no options granted during the first nine months of 2006, and 90,376 options granted during the first nine months of 2005, all of which occurred in the first quarter of 2005. Pursuant to the requirements of SFAS No. 123(R), the weighted average fair market value of options granted during 2005 was $0.73 per share. The weighted average exercise price for outstanding options at September 30, 2006 and 2005 was $1.56 and $1.52 per share, respectively. Outstanding options at September 30, 2006 expire between May 17, 2010 and February 3, 2015.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2006
— CONTINUED —

	Options Outstanding, Fully Vested and Exercisable
	at September 30, 2006
		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average
Exercise Prices	Outstanding	In Years	Exercise Price
$0.35 to $0.80	98,768	7.1	$0.54
$1.55 to $1.90	23,429	5.4	$1.71
$6.00	21,800	3.6	$6.00

	143,997

7. Warrants
As part of a private placement which closed on March 8, 2006, we issued warrants to purchase 8,572 shares of common stock pursuant to the terms and conditions of a Placement Agency Agreement between the Company and Starlight Investments, LLC dated May 27, 2005.
The warrants were vested in full and immediately exercisable upon issuance and the exercise price varies upon the following conditions:
(i)	until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $1.75 ($1.925) per share;

(ii)	from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date of the warrants, 120% of the purchase price of $1.75 ($2.10) per share; and

(iii)	after the expiration of two years from the issue date of the warrants, 130% of the purchase price of $1.75 ($2.275) per share.
This issuance was accounted for under SFAS No. 123(R) and Emerging Issues Task Force No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees (“EITF No. 00-18”) using the Black-Scholes-Merton option-pricing model, which resulted in a fair value of approximately $8,000, which was netted against the gross proceeds of a private placement as a direct offering cost.
As part of a private placement which closed on April 28, 2006, we issued warrants to purchase 24,000 shares of common stock pursuant to the terms and conditions of a Placement Agency Agreement between the Company and Starlight Investments, LLC dated May 27, 2005.
The warrants vest immediately upon issuance and the exercise price varies upon the following conditions:
(i)	until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $4.90 ($5.390) per share;

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2006
— CONTINUED —
(ii)	from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date of the warrants, 120% of the purchase price of $4.90 ($5.880) per share; and

(iii)	after the expiration of two years from the issue date of the warrants, 130% of the purchase price of $4.90 ($6.37) per share.
This issuance was accounted for under SFAS No. 123(R) and EITF No. 00-18 using the Black-Scholes-Merton option-pricing model, which resulted in a fair value of approximately $61,000, which was netted against the gross proceeds of a private placement as a direct offering cost.
8. Recent Accounting Developments
In September 2006, FASB Statement No. 157, Fair Value Measurements (“FASB 157”), was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. FASB 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.
Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to FASB 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. FASB 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.
Under FASB 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, FASB 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.
The provisions of FASB 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.
In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2006
— CONTINUED —
taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.
We are currently assessing the impact on our consolidated financial statements of all the recent accounting developments discussed above in this note.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Cautionary Statements
Certain of the statements included in this quarterly report on Form 10-QSB, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:
▪	the level of utilization of our pipelines;

▪	availability and cost of capital;

▪	actions or inactions of third party operators for properties where we have an interest;

▪	the risks associated with exploration;

▪	the level of production from oil and gas properties;

▪	oil and gas price volatility;

▪	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

▪	regulatory developments; and

▪	general economic conditions.
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
Executive Summary
We are engaged in two lines of business: (i) provision of pipeline transportation services to producer/shippers, and (ii) oil and gas exploration and production. We conduct our operations through our subsidiaries. Our assets are located offshore and onshore in the Texas Gulf coast area. Our goal is to create greater long-term value for our stockholders by increasing the utilization of our existing pipeline assets, acquiring additional strategic assets to diversify our asset base and improve our competitive position, and continuing strict control over our operating and general and administrative costs. Although we are primarily focusing on acquisitions of pipeline assets, we will continue to review and evaluate opportunities to acquire producing oil and gas properties.
At the beginning of 2005, we faced a significant working capital deficiency resulting from the low utilization of our pipeline assets, a lack of other significant sources of revenue and our inability to raise capital. To address this working capital deficiency, during the first and second quarters of 2005 we negotiated with noteholders a restructuring of the terms of some of our indebtedness. In the third and

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
fourth quarters of 2005, we entered into gas and condensate transportation and handling agreements with three new shippers to deliver production into the Blue Dolphin System, began receiving payments for our after payout working interest in two wells in High Island Block 37, and began receiving payments for our working interest in two successfully recompleted wells in High Island Block A-7.
In 2006, several events occurred that provided additional working capital that we may use for possible acquisitions and planned expansions of existing facilities and that resulted in significant changes in the natural gas and condensate volumes transported on the Blue Dolphin System. Significant events in 2006 are as follows:
▪	In March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock. Net proceeds from the offering after payment of commissions and expenses were approximately $2.0 million.

▪	In April 2006, we entered into a second stock purchase agreement with an accredited institutional investor for the private placement of 400,000 shares of our common stock. Net proceeds from the offering after payment of commissions and expenses were approximately $1.8 million.

▪	In May 2006, we entered into gas and condensate transportation and handling agreements with a new shipper to deliver production into the Blue Dolphin System. In June 2006, this new shipper began deliveries of production into the Blue Dolphin System.

▪	Also in May 2006, a shipper that we contracted with in 2005 began deliveries of production into the Blue Dolphin System.

▪	In late July 2006, a shipper on the Blue Dolphin System recompleted an existing well, which resulted in an increase in production.
We currently expect our working interests in High Island Block 37 and High Island Block A-7 to continue to generate revenues for the remainder of 2006. However, the rate of production from these wells is declining as reserves are depleted. These wells could also experience production difficulties, which could significantly lower production levels or cause production cessation. Recent production data for the High Island Block A-7 well has provided indications that this well may be reaching the end of its production life. Significant production declines for these working interests could have a material adverse effect on our cash flows and liquidity.
We also expect the throughput from another contracted shipper on the Blue Dolphin System to increase utilization of the pipeline during the fourth quarter of 2006. However, the impact of additional throughput volumes on our revenues cannot be predicted until the deliveries commence.
Due to our small size, geographically concentrated asset base and limited capital resources, any negative event can potentially have a significant impact on our financial condition. We will continue our efforts to acquire assets that will diversify the risks to our cash flows and be accretive to earnings.
Liquidity and Capital Resources
We ended 2005 with working capital of approximately $2.1 million. At September 30, 2006, our working capital was approximately $5.9 million. The increase in working capital from December 31, 2005 was primarily the result of proceeds received from private placements that were completed in the first and second quarters of 2006. We also continued to receive significant revenues from our High Island Block 37 and High Island Block A-7 interests during the first three quarters of 2006. However, the revenues are

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
declining as the rate of production declines. Despite the continued low level of utilization of the Blue Dolphin System, the increase in gas transportation rates negotiated in 2004 have also had a positive effect on our revenues.
We expect to continue receiving revenues from the sale of oil and gas from High Island Block 37 for the remainder of 2006, however, recent production data for High Island Block A-7 has provided indications that the well may be reaching the end of its production life. We recognized gross oil and gas sales revenues of $93,020 and $761,018 for the three and nine months ended September 30, 2006, respectively, associated with High Island Block 37. The two wells in High Island Block 37, of which we have a working interest of approximately 2.8% each, are currently producing at a combined rate of approximately 11 MMcf per day. We recognized gross oil and gas sales revenues of $352,364 and $1,152,084 for the three and nine months ended September 30, 2006, respectively, associated with High Island Block A-7. Of the two wells in High Island Block A-7, only one well is currently producing. The single active well is currently producing at a rate of approximately 6 MMcf per day. Our working interest is approximately 8.9% in this well.
On February 28, 2005, we entered into an amendment to our purchase agreement with MCNIC to acquire MCNIC’s one-third interest in the Blue Dolphin System and the inactive Omega Pipeline. Pursuant to the terms of the amendment, we issued a new promissory note in the principal amount of $250,000 that matures on December 31, 2006. We make monthly principal payments of $10,000 through maturity. MCNIC may also receive an additional payment once per year of up to $500,000 from 50% of the net profits, if any, realized from the one-third interest through December 31, 2006. We do not expect to make a payment of a significant amount, if any, after the end of 2006. The principal amount of the new promissory note may also be increased by up to $500,000 if 50% or more of our 83% interest in the assets is sold before December 31, 2006. However, in the event that both of these contingencies are triggered, the principal of the promissory note cannot be increased by more than $500,000 in the aggregate. Any contingent payments must be made by March 31, 2007.
In April 2005, the holders of $450,000 of the $750,000 aggregate principal amount of promissory notes sold in September 2004, agreed to extend the maturity date of their promissory notes to June 30, 2006, and to defer the payment of all unpaid and future interest on their promissory notes until maturity. The $450,000 aggregate principal amount of promissory notes was retired on June 30, 2006 along with interest payments of $88,123 for a total cash payment of $538,123. The first $300,000 aggregate principal promissory notes were retired at maturity on September 8, 2005. The promissory notes were originally sold on September 8, 2004 pursuant to the Note and Warrant Purchase Agreement we entered into with certain accredited investors and certain of our directors.
In March 2006, we entered into a stock purchase agreement with certain accredited investors for the private placement of 1,171,432 shares of our common stock. We incurred commissions and expenses of approximately $25,000 associated with the offering, and issued warrants to purchase an aggregate of 8,572 shares of common stock. The warrants issued in the March private placement vested immediately upon issuance and the exercise price varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $1.75 per share; (ii) from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date, 120% of the purchase price of $1.75 per share; and (iii) after the expiration of two years from the issue date of the warrants, 130% of the purchase price of $1.75 per share. Net proceeds from this offering of approximately $2.0 million are being used for general corporate and working capital purposes, however, the proceeds may be used for potential acquisitions and planned expansions of our existing facilities.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
In April 2006, we entered into a second stock purchase agreement with an accredited institutional investor for the private placement of 400,000 shares of our common stock. We incurred commissions and expenses of approximately $160,000 associated with the offering, and issued warrants to purchase an aggregate of 24,000 shares of common stock. The warrants issued in the April private placement vested immediately upon issuance and the exercise price varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $4.90 per share; (ii) from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date, 120% of the purchase price of $4.90 per share; and (iii) after the expiration of two years from the issue date of the warrants, 130% of the purchase price of $4.90. The net proceeds from this offering of approximately $1.8 million are also being used for general corporate and working capital purposes, and may also be used for possible acquisitions and planned expansions of our facilities. In addition to providing funds immediately available for specific uses, the net proceeds of the private placements also provide additional working capital, which assists in our ability to withstand events that could have a material adverse effect on our operations.
The following table summarizes certain of our contractual obligations and other commercial commitments at September 30, 2006 ($ in thousands):

	Payments Due by Period
Contractual Obligations and Other		1 Year			5 Years
Commercial Commitments	Total	or Less	1-3 Years	3-5 Years	or More
Notes payable and long-term debt	530	530	—	—	—
Operating leases, net of sublease	52	34	12	6	—
Abandonment costs	1,836	—	248	—	1,588

Total contractual obligations and other commercial commitments	$2,418	564	260	6	1,588

The following table summarizes our financial position for the periods indicated ($ in thousands):

	September 30,		December 31,
	2006		2005
	Amount	%	Amount	%
Working capital	$5,933	55	$2,053	29
Property and equipment, net	4,921	45	4,980	71
Other noncurrent assets	13	0	11	0

Total	$10,867	100	$7,044	100

Long-term liabilities	$1,836	17	$2,256	32
Stockholders’ equity	9,031	83	4,788	68

Total	$10,867	100	$7,044	100

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Despite the significant revenues generated by oil and gas sales from our working interests in High Island Block 37 and High Island Block A-7, our financial condition continues to be adversely affected by the poor utilization of our pipeline assets. Without the revenues and resulting cash inflows we receive from oil and gas sales, we would not be generating sufficient cash from operations to cover our operating and general and administrative expenses.
Effective October 1, 2004, we negotiated an increase in the gas transportation rates on the Blue Dolphin System due to operating losses incurred in our pipeline operations. As a result, gas transportation and dehydration revenues from the Blue Dolphin System for the first three quarters of 2006 were approximately $1.1 million. Without the increased rates, gas transportation and dehydration revenues would have been approximately $612,000 for this same period.
During the third quarter, the Blue Dolphin System transported throughput at an average rate of approximately 22 MMcf per day, which represented approximately 14% of system capacity. Throughput for the first half of 2006 averaged approximately 11 MMcf per day. This 100% increase in transportation throughput was the result of volumes from two new shippers that initiated production during the second quarter of 2006, combined with the successful recompletion of an existing well by a long-term shipper. One of the two shippers that initiated production during the second quarter of 2006 curtailed production in October in anticipation of a future rise in natural gas prices, however, the shipper re-established production in early November. Natural gas transportation throughput on our Blue Dolphin System is currently approximately 25 MMcf per day, which represents approximately 16% of system capacity.
Natural gas throughput on the Galveston Block 350 Pipeline is currently 8 MMcf per day, which is approximately 13% of pipeline capacity. We have significant available capacity on the Blue Dolphin System, the Galveston Block 350 Pipeline and the inactive Omega Pipeline. Despite under utilization, we believe that all of the pipelines are in geographic market areas that are experiencing an increased level of interest by oil and gas operators. This assessment is based on recent leasing and drilling activity in the lease blocks surrounding the pipelines, as well as information obtained directly from the operators of properties near our pipelines. There have been six discoveries near the Blue Dolphin System and the Galveston Block 350 Pipeline during 2005 and 2006. Of the six discoveries, we have entered into contracts for transportation and handling services with operators of four of the discoveries and are in negotiations with the other two operators. One of the four new shippers began deliveries into the Blue Dolphin System in August 2005, one of the new shippers began deliveries in May 2006, and another new shipper began deliveries in June 2006. The fourth newly contracted shipper is expected to commence deliveries in the fourth quarter of 2006.
Drilling activity around our pipelines continues to be impeded by a shortage of drilling equipment and service providers in the Gulf of Mexico due to infrastructure repairs following Hurricanes Katrina and Rita, as well as increased demand caused by higher drilling activity levels, resulting from higher commodity prices. Ultimately, the future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipelines, as well as attraction and retention of producer/shippers to the pipeline systems.
During the nine months ended September 30, 2006, we incurred capital expenditures of $19,695 for the further development of our proved reserves. In addition, we elected to “non-consent” on a proposal from the operator of High Island Block A-7 to perform another recompletion on the lesser-producing of the two wells. This well ceased production in February 2006. Our share of the cost would have been approximately $60,000.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Results of Operations
For the three months ended September 30, 2006 (the “current quarter”), we reported net income of $159,930 compared to net income of $1,030,448 for the three months ended September 30, 2005 (the “previous quarter”). We reported net income for the nine months ended September 30, 2006 (the “current period”) of $364,990 compared to a net loss of $367,812 reported for the nine months ended September 30, 2005 (the “previous period”).
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenue from Pipeline Operations. Revenues from pipeline operations increased by $280,284, or 81.8%, in the current quarter to $623,024. Revenues in the current quarter from the Blue Dolphin System totaled approximately $583,000 compared to approximately $294,000 in the previous quarter primarily as a result of production from a new shipper who began deliveries in the third quarter of 2005, and two new shippers who began deliveries in the second quarter of 2006. The increased revenues on the Blue Dolphin System were partially offset by decreased revenues on the GA 350 Pipeline of approximately $9,000, due to a decrease in average daily gas volumes transported to approximately 8 MMcf per day in the third quarter of 2006 from approximately 10 MMcf per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $1,319,144 to $445,684 in the current quarter. Revenue breakdown for the current quarter by field was approximately $93,000 for High Island Block 37 and $352,000 for High Island Block A-7, which is compared to $1,697,000 for High Island Block 37 and $68,000 for High Island Block A-7 in the previous quarter. Revenue in the previous quarter benefited primarily from the recognition of approximately $1,697,000 for sales of oil and gas associated with a contractual after-payout interest of approximately 2.8% in High Island Block 37. The revenue represents our interest in production from the estimated payout date of July 1, 2004 through September 2005. Our revenue from oil and gas sales is declining from both High Island properties as the rate of production declines. Additionally, data from the well in High Island Block A-7 has provided indications that it may be reaching the end of its production life. The sales mix by product was 85% gas and 15% condensate and natural gas liquids. Our average realized gas price per Mcf in the current quarter was $5.52, compared to $8.19 in the previous quarter. Our average realized price per barrel of condensate was $68.45 in the current quarter, compared to $61.47 in the previous quarter.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter increased by $16,535 to $307,516 due primarily to an increase of approximately $32,000 in insurance costs due to higher property and liability insurance premiums.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense decreased by $4,944 in the current quarter to $117,569. In the current quarter we recorded depletion of approximately $20,000 associated with our oil and gas properties, compared to approximately $23,000 in the previous quarter. The increase in depletion was a result of there being limited remaining unamortized oil and gas costs in the previous period.
General and Administrative. General and administrative expenses decreased by $158,395 to $389,005 in the current quarter. The decrease was due to recognition in the previous quarter of approximately $80,000 of non-cash compensation expense associated with “cashless” exercises of 52,500 stock options by certain of our directors and employees during the quarter, combined with a decrease of approximately $22,300 in legal fees, a decrease in contract labor of approximately $15,000, and a decrease in directors and officers insurance of approximately $10,000 in the current quarter.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Interest and Other Expense. Interest and other expense decreased $29,745 in the current quarter. Interest expense in the current quarter decreased by approximately $15,000 due to a decrease in the amount of our outstanding debt. Other expense in the previous quarter included approximately $10,000 for the amortization of debt issuance costs.
Interest and Other Income. Interest and other income increased $44,733 in the current quarter to $45,671 due to interest earned on increased cash balances in the current quarter.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenue from Pipeline Operations. Revenues from pipeline operations increased by $351,251, or 35.4%, in the current period to $1,342,699. Revenues in the current period from the Blue Dolphin System totaled approximately $1,223,000 compared to approximately $810,000 in the previous period primarily as a result of production from a shipper who began deliveries in the third quarter of 2005, and two shippers who began deliveries in the second quarter of 2006.
The increased revenues on the Blue Dolphin System were partially offset by decreased revenues on the GA 350 Pipeline of approximately $57,000, compared to $48,000 in the previous period, primarily due to a decrease in average daily gas volumes transported to approximately 8 MMcf per day in the current period from approximately 12 MMcf per day in the previous period.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales increased by $68,523 to $1,913,102. In the current period, revenue breakdown by field was approximately $761,000 for High Island Block 37 and $1,152,000 for High Island Block A-7, which is compared to approximately $1,697,000 for High Island Block 37 and $148,000 for High Island Block A-7 in the previous period. Revenue in the current period from High Island Block A-7 benefited from nine months of production at a rate of between 6 and 7 MMcf per day. In the previous period, a single well produced at an average rate of less than 1 MMcf per day for the first half of the year and two wells were successfully recompleted during the third quarter. The $1,697,000 in revenue recognized for High Island Block 37 in the previous period represents our interest in production from the estimated payout date of July 1, 2004 through September 2005. The sales mix by product in the current period was 90% gas and 10% condensate and natural gas liquids. Our average realized gas price per Mcf in the current period was $7.83, compared to $7.02 in the previous period. Our average realized price per barrel of condensate was $64.59 in the current period, compared to $49.91 in the previous period.
Pipeline Operating Expenses. Pipeline operating expenses in the current period increased by $51,090 to $830,120 primarily due to an increase of approximately $134,000 in insurance costs as a result of a refund received in the previous period for having no claims in the previous policy period and higher property and liability insurance premiums, offset by a decrease in legal costs of approximately $108,000. The higher legal costs in the previous period were associated with an action filed against us, the outcome of which we do not believe will have a material impact on our financial results. However, as this litigation continues, we will continue to incur legal expenses which could have a material adverse affect on our financial condition. Repairs and maintenance expense increased approximately $22,000 as compared to the prior year.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense increased by $51,631 in the current period to $345,029. In the current period we recorded depletion of approximately $77,900 associated with our oil and gas properties, compared to approximately $24,700 in the previous period. The increase in depletion was a result of there being limited remaining unamortized oil and gas costs in the previous period and new costs added to the depletion pool in the current period.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
General and Administrative. General and administrative expenses decreased by $797,559 to $1,358,667 in the current period. The decrease was due to recognition in the previous period of $774,368 of non-cash compensation expense associated with “cashless” exercises of 289,321 stock options by certain of our directors and employees during the period. Also contributing to the decrease was lower contract labor costs of approximately $45,000, legal expenses of approximately $42,000 and a decrease in directors and officers insurance costs of approximately $19,000.
Interest and Other Expense. Interest and other expense decreased $78,601 in the current period to $31,805. Interest expense in the current period decreased by approximately $37,000 due to a decrease in the amount of our outstanding debt. Other expense in the previous period included approximately $38,000 for the amortization of debt issuance costs.
Interest and Other Income. Interest and other income decreased by $245,427 in the current period. Other income in the previous period included a gain from the placement of our interests in the Galveston Block 287/297 leases of approximately $140,000, a gain on the elimination of accrued interest pursuant to the restructuring of the MCNIC promissory note of approximately $132,000 and the collection of accounts receivable that were previously written off of approximately $45,000.
Recent Accounting Developments
See Note 8 in Item 1.
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of September 30, 2006, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 8, 2006, 11,417 outstanding warrants were exercised by warrant holders. The exercises were accomplished via net exercise, whereby holders surrender their right to receive a portion of the shares of common stock. The rights to receive 8,622 shares of common stock were surrendered and we issued 2,795 shares of common stock upon exercise. The Company did not receive any proceeds from the net exercise of these warrants.
These securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.
The following table represents information with respect to purchases of our common stock made during the three months ended September 30, 2006 by us or any “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3) under the Exchange Act:

Total Number
				of Shares	Maximum
				Purchased as	Number of
				Part of	Shares that May
	Total		Average	Publicly	Yet be
	Number of		Price	Announced	Purchased
	Shares		Paid per	Plans or	Under the Plans
Period	Purchased		Share	Programs	or Programs
July 1, 2006 through July 31, 2006	—		$—	—	—
August 1, 2006 through August 31, 2006	8,622	(1)	5.59	—	—
September 1, 2006 through September 30, 2006	—		—	—	—

Total	8,622		$5.59	—	—

(1)	Shares surrendered upon exercise of warrants outstanding.
ITEM 6. EXHIBITS
(a)	Exhibits:
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
31.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit A filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securities and Exchange Act of 1934, dated August 23, 2004 (Commission File No. 000-15905).

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY
November 14, 2006	/s/ IVAR SIEM
Ivar Siem
Chairman and Chief Executive Officer

/s/ GREGORY W. STARKS
Gregory W. Starks
Vice President, Treasurer (Principal Accounting and Financial Officer)

Index to Exhibits

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