Form 10QSB
period 2007-03-31
BLUE DOLPHIN ENERGY CO
filed 2007-05-15
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act
For the transition period from                      to
Commission File Number: 0-15905
BLUE DOLPHIN ENERGY COMPANY
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	73-1268729 (I.R.S. Employer Identification No.)
801 Travis Street, Suite 2100, Houston, Texas 77002
(Address of principal executive offices)
(713) 227-7660
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2007, there were 11,559,643 shares of the registrant’s common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements of Blue Dolphin Energy Company and its subsidiaries (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. We believe that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
Our accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

March 31,
2007
ASSETS
Current assets:
Cash and cash equivalents	$5,914,492
Accounts receivable	749,181
Prepaid expenses and other current assets	308,934

Total current assets	6,972,607

Property and equipment, at cost:
Oil and gas properties (full-cost method)	715,970
Pipelines	4,575,295
Onshore separation and handling facilities	1,919,402
Land	860,275
Other property and equipment	269,192

8,340,134

Less:
Accumulated depletion, depreciation, amortization and impairment	3,565,443

4,774,691

Other assets	10,640

TOTAL ASSETS	$11,757,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$345,605
Accrued expenses and other liabilities	101,633

Total current liabilities	447,238

Long-term liabilities:
Asset retirement obligations	2,043,984

Total long-term liabilities	2,043,984

Common stock, ($.01 par value, 25,000,000 shares authorized, 11,559,643 shares issued and outstanding	115,596
Additional paid-in capital	31,849,255
Accumulated deficit	(22,698,135)

9,266,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,757,938

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	March 31,
	2007	2006
Revenue from operations:
Pipeline operations	$559,813	$319,408
Oil and gas sales	295,183	781,616

Total revenue	854,996	1,101,024

Cost of operations:
Pipeline operating expenses	516,171	227,489
Lease operating expenses	67,318	94,561
Depletion, depreciation and amortizaton	137,176	115,309
General and administrative	483,362	493,137
Accretion expense	30,391	26,444

Total costs and expenses	1,234,418	956,940

Income (loss) from operations	(379,422)	144,084

Other income (expense):
Interest and other expense	—	(13,410)
Interest and other income	60,234	6,291

Income (loss) before income taxes	(319,188)	136,965

Income taxes	—	—

Net income (loss)	$(319,188)	$136,965

Income per common share
Basic	$(0.03)	$0.01

Diluted	$(0.03)	$0.01

Weighted average number of common shares outstanding
Basic	11,557,128	10,266,668

Diluted	11,557,128	10,348,420

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended,
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(319,188)	$136,965
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	137,176	115,309
Accretion of asset retirement obligations	30,391	26,444
Common stock issued for services	14,160	15,000
Changes in operating assets and liabilities:
Accounts receivable	425,138	442,532
Prepaid expenses and other current assets	39,592	(59,646)
Abandonment costs incurred	(815)	—
Accounts payable and accrued expenses	88,891	28,628

Net cash provided by operating activities	415,345	705,232

INVESTING ACTIVITIES
Exploration and development costs	—	(12,512)
Investment in unconsolidated affiliates	—	(334)

Net cash used in investing activities	—	(12,846)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	—	2,029,500
Payments on borrowings	—	(30,000)

Net cash provided by financing activities	—	1,999,500

Increase in cash and cash equivalents	415,345	2,691,886

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,499,147	1,297,088

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,914,492	$3,988,974

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2007
1. Liquidity
At March 31, 2007, our available working capital was approximately $6.5 million, a decrease of $0.2 million from approximately $6.7 million of working capital at December 31, 2006 and an increase of $2.6 million from approximately $3.9 million of working capital at March 31, 2006. Working capital at the end of the first quarter of 2006 reflects cash inflows from a private placement completed in March 2006. Working capital at the end of the first quarter of 2007 includes proceeds from the private placements in 2006, revenues from sales of oil and gas and increased revenues from our pipeline operations.
Throughput on the Blue Dolphin Pipeline System (the “Blue Dolphin System”) and the GA 350 Pipeline increased significantly during 2006. The Blue Dolphin System is currently transporting approximately 20 MMcf per day and the GA 350 Pipeline is also currently transporting approximately 20 MMcf per day. At this same point in time in 2006, the Blue Dolphin System was transporting 10 MMcf per day and the GA 350 Pipeline was transporting 8 MMcf per day. All five of the shippers we have contracted with since 2005 have commenced deliveries. Four of the shippers are delivering production into the Blue Dolphin System and one of the shippers is delivering production into the GA 350 Pipeline. One of the five new shippers began deliveries into the Blue Dolphin System in August 2005, however, this shipper is currently experiencing production difficulties and is attempting to re-establish production. In 2006, one new shipper began deliveries into the Blue Dolphin System in each of May, June and November. One of the shippers began deliveries into the GA 350 Pipeline in December 2006. Also, in July 2006, a shipper that has delivered production into the Blue Dolphin System for a number of years, successfully recompleted an existing well, resulting in an increase of daily production.
The revenues from our working interest in High Island Block 37 are declining as the rate of production declines. Additionally, one of the two producing wells shut in during April 2007. It is currently not known whether or not production will be re-established. The aggregate rate of production from High Island Block 37 has declined by approximately 77% since the end of the first quarter of 2006. High Island Block 37 is currently producing approximately 4 MMcf per day from one well and High Island Block A-7 is currently producing less than 1 MMcf per day from one well. We believe that production from one of the High Island Block 37 wells could continue to produce into early 2008, however, the well could deplete faster than currently anticipated or could develop production problems resulting in the cessation of production. Recent production data from High Island Block A-7 suggests that the well is reaching the end of its productive life. Currently, we do not expect the well to continue to produce beyond mid-2007. Without the revenues and resulting cash inflows we receive from oil and gas sales, we may not be able to generate sufficient cash from operations to cover our operating and general and administrative expenses.
In March and April 2006, we entered into stock purchase agreements with accredited investors for the private placement of 1,571,432 shares of our common stock. Net proceeds from these offerings after commissions and expenses were approximately $3.8 million. The net proceeds are being used for general corporate and working capital purposes, but may be used for possible acquisitions and expansions of our facilities. We believe we have sufficient liquidity to satisfy our working capital requirements through March 31, 2008.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2007
— CONTINUED —
The net cash provided by or used in operating, investing and financing activities is summarized below:

	Three Months Ended
	March 31,
	2007	2006
	($ in thousands)

Net cash provided by (used in):
Operating activities	$415	$705
Investing activities	—	(13)
Financing activities	—	2,000

Net increase in cash	$415	$2,692

2. Contingencies
From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.
3. Earnings per Share
We apply the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires the presentation of basic earnings per share (“EPS”) which excludes the dilutive effect of securities or contracts to issue common stock, and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2007
— CONTINUED —
Employee stock options and stock warrants outstanding at March 31, 2007 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

		Weighted-
		Average Number
		of Common Shares
		Outstanding and	Per
	Net	Potential Dilutive	Share
	Income (Loss)	Common Shares	Amount

Three months ended March 31, 2007
Basic earnings (loss) per share	$(319,188)	11,557,128	$(0.03)
Effect of dilutive potential common shares	—	—	—

Diluted earnings (loss) per share	$(319,188)	11,557,128	$(0.03)

Three months ended March 31, 2006
Basic earnings per share	$136,965	10,266,668	$0.01
Effect of dilutive potential common shares	—	81,752	—

Diluted earnings per share	$136,965	10,348,420	$0.01

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2007
— CONTINUED —
4. Business Segment Information
Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the three months ended March 31, 2007 and 2006, and at March 31, 2007, is as follows:

			Depletion,
		Operating	Depreciation and
	Revenues	Income (Loss)(*)	Amortization

Three Months ended March 31, 2007:
Pipeline operations	$559,813	$(314,858)	$101,968
Oil and gas exploration and production	295,183	65,227	33,890
Other	—	(129,791)	1,318

Consolidated	$854,996	(379,422)	137,176

Other income, net		60,234

Loss before income taxes		(319,188)

Three Months ended March 31, 2006:
Pipeline operations	$319,408	$(118,344)	$78,945
Oil and gas exploration and production	781,616	383,826	34,029
Other	—	(121,398)	2,335

Consolidated	$1,101,024	144,084	$115,309

Other income, net		(7,119)

Income before income taxes		$136,965

March 31, 2007
Identifiable assets:
Pipeline operations	$5,635,859
Oil and gas exploration and production	525,277
Other	5,596,802

Consolidated	$11,757,938

(*)	Consolidated income or loss from operations includes $128,473 and $119,063 in unallocated general and administrative expenses, and $1,318 and $2,335 in unallocated depletion, depreciation and amortization for the three months ended March 31, 2007 and 2006, respectively. All unallocated amounts are included in “Other.”

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2007
— CONTINUED —
5. Stock-Based Compensation
Effective April 14, 2000, we adopted, after approval by our stockholders, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock based compensation. The number of shares of common stock available for incentive stock options (“ISOs”) and stock based awards is 650,000 shares. The 2000 Plan is administered by the Compensation Committee of our Board of Directors. Options granted under the 2000 Plan must be exercised within 10 years from their date of grant. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock on the grant date. All ISO awards granted in previous years vested immediately. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan.
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payments (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense when stock options were granted with an exercise price equal to the fair market value of a share of our common stock on the grant date.
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
Our income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 were unchanged compared to if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants. There have been no grants of stock based incentive awards since the adoption of SFAS 123(R) on January 1, 2006.
SFAS 123(R) states that a tax deduction is permitted for stock options exercised during the period, generally for the excess of the price at which stock issued from exercise of the options are sold over the exercise price of the options. Tax benefits are to be shown on the Statement of Cash Flows as financing cash inflows. Any tax deductions we receive from the exercise of stock options for the foreseeable future will be applied to the valuation allowance in determining our net operating loss carryforward.
Additionally, we utilized the alternate transition method (simplified method) for calculating the beginning balance in the pool of excess tax benefits in accordance with FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.
Pursuant to SFAS No. 123(R), we estimate the fair market value of each option granted on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatility is based on implied volatility of our common stock. Historical data is used to estimate option exercises and employee terminations used in the model. The data shows that of the 117,142 options exercised in 2004 and

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2007
— CONTINUED —
289,321 exercised in 2005, the average length of time between grant date and exercise date was approximately 2.05 years. Also, of the option grants that have been outstanding for two or more years, approximately 14% of the total number of shares granted are forfeited within the first two years after the grant date. The expected term of options granted used in the model represents the period of time that options granted are expected to be outstanding. This is the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. This number is calculated by taking the average of the vesting period (zero) and the original contract term (10 years). The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of the grant. As we have not declared dividends on our common stock since we became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of our common stock and overall stock market conditions. There is no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton option-pricing model.
At March 31, 2007, there were a total of 143,997 shares of common stock reserved for issuance under the above incentive plan. A summary of the status of our stock options granted to key employees, officers and directors, for the purchase of shares of common stock, is as follows:

	Three Months Ended March 31,
	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at the beginning of the period	143,997	$1.56	143,997	$1.56
Options granted	—	$0.00	—	$0.00
Options exercised	—	$0.00	—	$0.00
Options expired or cancelled	—	$0.00	—	$0.00

Options outstanding at the end of the period	143,997		143,997

Weighted average exercise price of options outstanding	$1.56		$1.56
Weighted average fair value of options granted during the period	$0.00		$0.00
Weighted average remaining contractual life of options outstanding	5.8 years		6.8 years

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2007
— CONTINUED —
At March 31, 2007, options for 143,997 shares of common stock were vested and immediately exercisable. There were no options granted during the first three months of 2007 and or 2006. Pursuant to the requirements of SFAS No. 123(R), the weighted average exercise price for outstanding options at March 31, 2007 and 2006 was $1.56 and $1.56 per share, respectively. Outstanding options at March 31, 2007 expire between May 17, 2010 and February 3, 2015.

	Options Outstanding, Fully Vested and Exercisable
	at March 31, 2007
		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average
Exercise Prices	Outstanding	In Years	Exercise Price
$0.35 to $0.80	98,768	6.6	$0.54
$1.55 to $1.90	23,429	4.9	$1.71
$6.00	21,800	3.1	$6.00

	143,997

6. Warrants
In March 2006, we completed a private placement with an accredited institutional investor of 1,171,432 shares of our common stock. Net proceeds from the offering after the payment of commissions and expenses were approximately $2.0 million and we issued warrants to purchase an aggregate of 8,572 shares of common stock. These warrants were immediately exercisable upon issuance and all of the warrants were exercised in 2006 at an exercise price of $1.93 per share.
This issuance was accounted for under Statement of Financial Accounting Standards No. 123R, “Share Based Payments” and Emerging Issues Task Force No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” using the Black-Scholes-Merton option-pricing model, which resulted in a fair value of approximately $8,000, which was netted against the gross proceeds of the private placement as a direct offering cost.
At March 31, 2007, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life was as follows:

	Warrants Outstanding, Fully Vested and Exercisable at March 31, 2007
		Weighted Average
		Remaining
		Contractual Life in	Weighted Average
Exercise Prices	Number Outstanding	Years	Exercise Price
$5.00 to $5.50	16,440	2.0	$5.39

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2007
— CONTINUED —
These warrants outstanding represent the unexercised portion of 24,000 warrants issued pursuant to a second private placement in April 2006. These warrants were immediately exercisable upon issuance and 7,560 of the warrants were exercised in 2006 at an exercise price of $5.39 per share. The exercise price varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $4.90 per share; (ii) from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date, 120% of the purchase price of $4.90 per share; and (iii) after the expiration of two years from the issue date of the warrants, 130% of the purchase price of $4.90 per share.
7. Recent Accounting Developments
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”
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
MARCH 31, 2007
— CONTINUED —
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
In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
The provisions of FIN 48 have been applied to all of our material tax positions taken through the date of adoption and during the interim quarterly period ended March 31, 2007. We have determined that all of

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2007
— CONTINUED —
our material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by FIN 48. In addition, we have determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.
In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State’s current franchise tax regime. The new legislation’s effective date is January 1, 2008, which means that our first Texas margins tax (“TMT”) return will not become due until May 15, 2008 and will be based on our 2007 operations. Although the TMT is imposed on an entity’s gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax. In accordance with the guidance provided in SFAS 109, we have properly determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.
On September 13, 2006, the SEC staff issued Staff Accounting Bulletin No. 108, which adds Section N to Topic 1, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The SEC staff provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purposes of determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining its materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated. The rollover approach focuses on the amount of the misstatement that originated in the current year’s income statement. The SEC staff indicates in SAB 108 that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” In other words, both the iron curtain approach and rollover approach should be used in assessing the materiality of a current year misstatement. SAB 108 provides that once a current year misstatement has been quantified, the guidance in Staff Accounting Bulletin No. 99, Section M, Topic 1, Financial Statements — Materiality (“SAB 99”), should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements.
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
MARCH 31, 2007
— CONTINUED —
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

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements
Certain of the statements included in this quarterly report on Form 10-QSB, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:
•	the level of utilization of our pipelines;

•	availability and cost of capital;

•	actions or inactions of third party operators for properties where we have an interest;

•	the risks associated with exploration;

•	the level of production from oil and gas properties;

•	oil and gas price volatility;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	regulatory developments; and

•	general economic conditions.
Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
Executive Summary
We are engaged in two lines of business: (i) provision of pipeline transportation services to producers/shippers, and (ii) oil and gas exploration and production. We conduct our operations through our subsidiaries. Our assets are located offshore and onshore in the Texas Gulf Coast area. Our goal is to create greater long-term value for our stockholders by increasing the utilization of our existing pipeline assets, acquiring additional strategic assets to diversify our asset base and improve our competitive position, and continuing control over our operating and general and administrative costs. Although we are primarily focusing on acquisitions of pipeline assets, we will continue to review and evaluate opportunities to acquire producing oil and gas properties.
During the first quarter of 2007, we benefited from an increase in revenues from our pipeline operations resulting from the commencement of deliveries of production from shippers on both the Blue Dolphin System and the GA 350 Pipeline during 2006. The Blue Dolphin System gained production from three shippers in 2006 and one shipper in 2005. The Blue Dolphin System is currently transporting

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
approximately 20 MMcf per day. The GA 350 Pipeline gained production from one shipper in 2006 and is also currently transporting approximately 20 MMcf per day. While there is a natural decline in the level of production transported on the pipelines as shippers’ reserves are depleted, the current rates of production are significantly higher than at this time in 2006.
Our working interests in High Island Block 37 and High Island Block A-7 continued to generate revenues for us during the first quarter of 2007, however, one of the two High Island Block 37 wells shut in during April 2007. Currently, we do not know whether or not production will be re-established. High Island Block 37 is currently producing an aggregate of approximately 4 MMcf per day from one well. This well could experience production difficulties, which could significantly lower production levels or cause production to cease. Production data for the High Island Block A-7 well indicated that the well is reaching the end of its production life. The High Island Block A-7 well is currently producing at less than 1 MMcf per day.
Further production declines, temporary stoppages or cessation of production from these wells could have a material adverse effect on our cash flows and liquidity if the resulting revenue declines are not offset by revenues from other sources. Despite the recent throughput gains, our pipeline assets remain significantly under-utilized. The Blue Dolphin System is currently operating at approximately 13% of capacity and the GA 350 Pipeline is currently operating at approximately 31% of capacity. In addition, due to our small size, geographically concentrated asset base and limited capital resources, any negative event has the potential to significantly impact our financial condition. We are continuing our efforts to increase the utilization of our existing assets and acquire additional assets that will alleviate and diversify the risks to our cash flows and be accretive to earnings.
Liquidity and Capital Resources
At the end of the first quarter 2007, we had working capital of approximately $6.5 million compared to approximately $6.7 million at the end of 2006. At the end of the first quarter of 2006, working capital was approximately $3.9 million. We also improved our financial condition by repaying all outstanding notes by the end of 2006. The increase in working capital during 2006 was primarily the result of proceeds received from two private placements that were completed in the first half of 2006, revenues from oil and gas sales and increased revenues from our pipeline operations.
The following table summarizes our financial position for the periods indicated (in thousands):

	March 31,		December 31,
	2007		2006
	Amount	%	Amount	%

Working capital	$6,525	58	$6,652	57
Property and equipment, net	4,775	42	4,912	43
Other noncurrent assets	11	—	22	—

Total	$11,311	100	$11,586	100

Long-term liabilities	$2,044	18	$2,014	17
Stockholders’ equity	9,267	82	9,572	83

Total	$11,311	100	$11,586	100

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Even though our pipeline assets remain under-utilized, throughput on the Blue Dolphin System and the GA 350 Pipeline increased significantly during 2006 and are currently transporting significantly higher volumes than at this time in 2006. All five of the shippers we have contracted with since 2005 have commenced deliveries into our pipelines. Four of these shippers are delivering production into the Blue Dolphin System and one of the shippers is delivering production into the GA 350 Pipeline. One of the shippers began deliveries into the Blue Dolphin System in August 2005. In 2006, one shipper began deliveries into the Blue Dolphin System in each of May, June and November. A shipper began deliveries into the GA 350 Pipeline in December 2006. Also, in July 2006, a shipper that has delivered production into the Blue Dolphin System for a number of years, successfully recompleted an existing well, resulting in an increase of daily production from that well.
The average rate of throughput on the Blue Dolphin System during the first quarter of 2007 was 22.2 MMcf per day as compared to 9.6 MMcf per day during the first quarter of 2006. Average throughput on the GA 350 Pipeline was 17.7 MMcf per day during the first quarter of 2007 as compared to 7.7 MMcf per day during the first quarter of 2006. First quarter revenues from all pipeline operations increased to $559,813 in 2007 as compared to $319,408 in 2006 due to the higher volumes.
We have significant available capacity on the Blue Dolphin System, the GA 350 Pipeline and the inactive Omega Pipeline. We believe that the pipelines are in geographic market areas that are experiencing an increased level of interest by oil and gas operators. This assessment is based on recent leasing, drilling activity and discoveries in the lease blocks surrounding the pipelines, as well as information obtained directly from the operators of properties near our pipelines. There have been nine new discoveries near the Blue Dolphin System and the GA 350 Pipeline during the period from 2005 through early-2007. We have entered into contracts for transportation and handling services with operators of five of the nine discoveries, which have commenced deliveries of production, and are in negotiations with the operators of the other four discoveries.
Drilling activity around our pipelines continues to be impeded by a shortage of drilling equipment and service providers in the Gulf of Mexico, primarily due to increased demand caused by higher drilling activity levels resulting from higher commodity prices. Ultimately, the future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipelines, as well as attraction and retention of producers/shippers to the pipeline systems. If we are successful in our efforts to attract additional discoveries to our pipelines, we would gain additional throughput on the pipelines resulting in additional revenues. Gas transportation rates charged to pre-2005 shippers could return to the rates in effect prior to the renegotiation if the operating results of the Blue Dolphin System continue to improve. Our financial condition continues to be adversely affected by the low utilization of our pipeline assets.
The revenues from our working interest in High Island Block 37 are declining as the rate of production declines and one of the two wells is currently shut in. Production from High Island Block 37 has declined by approximately 77% since the end of the first quarter of 2006. We believe that production from the producing High Island Block 37 well could continue to produce into early 2008, however, the well could deplete faster than currently anticipated or could develop production problems resulting in the cessation of production. Recent production data from High Island Block A-7 suggests that the well is reaching the end of its productive life. We do not expect the well to continue to produce beyond mid-2007. Without the revenues and resulting cash inflows we receive from oil and gas sales, we may not be able to generate sufficient cash from operations to cover our operating and general and administrative expenses.
We recognized gross oil and gas sales revenues of $105,122 and $343,255 for the three months ended March 31, 2007 and 2006, respectively, associated with our 2.8% contractual working interest in two wells in High Island Block 37. One High Island Block 37 well is currently producing at a rate of

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
approximately 4 MMcf per day. We recognized gross oil and gas sales revenues of $190,061 and $438,361 for the three months ended March 31, 2007 and 2006, respectively, associated with our approximate 8.9% working interest in the High Island Block A-7 well. The High Island Block A-7 well is currently producing less than 1 MMcf per day.
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
The following table summarizes certain of our contractual obligations and other commercial commitments at March 31, 2007 (in thousands):

	Payments Due by Period
		1 Year			5 Years
	Total	or Less	1-3 Years	3-5 Years	or More

Operating leases	$429	$95	$213	$121	$—
Asset retirement obligations	2,044	—	409	—	1,635

Total contractual obligations and other commercial commitments	$2,473	$95	$622	$121	$1,635

In March and April 2006, we entered into stock purchase agreements with accredited investors for the private placement of 1,571,432 shares of our common stock. Net proceeds from these offerings after commissions and expenses were approximately $3.8 million. The net proceeds are being used for general corporate and working capital purposes, but may be used for possible acquisitions and expansions of our facilities.
Results of Operations
For the three months ended March 31, 2007 (the “current quarter”), we reported a net loss of $319,188 compared to net income of $136,965 for the three months ended March 31, 2006 (the “previous quarter”).
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenue from Pipeline Operations. Revenues from pipeline operations increased by $240,405, or 75%, in the current quarter to $559,813. Revenues in the current quarter from the Blue Dolphin System totaled approximately $488,000 compared to approximately $281,000 in the previous quarter primarily as a result of the transportation of production from three new shippers who began deliveries in 2006. Daily gas volumes transported on the Blue Dolphin System averaged approximately 22 MMcf per day in the current quarter from approximately 10 MMcf per day in the previous quarter. Revenues on the GA 350 Pipeline increased by approximately $34,000 in the current quarter due to an increase in average daily gas volumes

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
transported to approximately 18 MMcf per day in the current quarter from approximately 8 MMcf per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $486,433, or 62%, to $295,183 in the current quarter due to the natural decline in the rate of production in both High Island Block A-7 and High Island Block 37 wells and higher commodity prices in the previous quarter. Revenue breakdown for the current quarter by field was approximately $190,061 for High Island Block A-7 and $105,122 for High Island Block 37. The sales mix by product was 92% gas and 8% condensate and natural gas liquids. Our average realized gas price per Mcf in the current quarter was $7.00 compared to $7.92 in the previous quarter. Our average realized price per barrel of condensate was $54.79 in the current quarter compared to $57.33 in the previous quarter.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter increased by $288,682 to $516,171 due primarily to costs of approximately $154,000 to repair a pipeline leak in January 2007. Other repair costs in the current quarter totaled approximately $40,000. Legal costs increased by approximately $44,000 for costs primarily associated with an action filed against us in a previous period, the outcome of which we do not believe will be material. However, as the litigation continues, we will continue to incur legal expenses which could have a material adverse effect on our financial condition.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense increased by $21,867 in the current quarter to $137,176. Depreciation associated with estimated dismantlement costs increased by approximately $21,000 due to an increase in asset retirement obligations.
Interest and Other Expense. Interest and other expense decreased $13,410 in the current quarter to $0. Interest expense in the current quarter decreased due to the elimination of our outstanding debt.
Interest and Other Income. Interest and other income increased $53,943 in the current quarter due to an increase in cash from the previous quarter, in addition to an increase in the interest rate on those funds.
Recent Accounting Developments
See Note 7 in Item 1.
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of March 31, 2007, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.
ITEM 6. EXHIBITS
(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit A filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, as filed on October 13, 2004 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securities and Exchange Act of 1934, as filed on August 23, 2004 (Commission File No. 000-15905).

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	BLUE DOLPHIN ENERGY COMPANY

May 14, 2007	/s/ IVAR SIEM
Ivar Siem Chairman and Chief Executive Officer

/s/ GREGORY W. STARKS
Gregory W. Starks
Vice President, Treasurer (Principal Accounting and Financial Officer)

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
EXHIBIT INDEX
Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit A filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, as filed on October 13, 2004 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securities and Exchange Act of 1934, as filed on August 23, 2004 (Commission File No. 000-15905).