Form 10QSB
period 2007-06-30
BLUE DOLPHIN ENERGY CO
filed 2007-08-13
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended:          June 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act
For the transition period from _____________ to_____________
Commission File Number:          0-15905
BLUE DOLPHIN ENERGY COMPANY
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1268729 (I.R.S. Employer Identification No.)
801 Travis Street, Suite 2100, Houston, Texas 77002
(Address of principal executive offices)
(713) 227-7660
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2007, there were 11,567,813 shares of the registrant’s common stock, par value $.01 per share, outstanding.
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
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

June 30,
2007
ASSETS
Current assets:
Cash and cash equivalents	$5,330,866
Accounts receivable	437,680
Prepaid expenses and other current assets	682,659

Total current assets	6,451,205

Property and equipment, at cost:
Oil and gas properties (full-cost method)	715,970
Pipelines	4,595,073
Onshore separation and handling facilities	1,919,402
Land	860,275
Other property and equipment	271,638

8,362,358
Less:
Accumulated depletion, depreciation, amortization and impairment	3,717,646

4,644,712

Other assets	10,640

TOTAL ASSETS	$11,106,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$408,236
Accrued expenses and other liabilities	134,592
Current portion of asset retirement obligations	297,509

Total current liabilities	840,337

Long-term liabilities:
Asset retirement obligations	1,745,549

Total long-term liabilities	1,745,549

Common stock, ($.01 par value, 25,000,000 shares authorized, 11,567,813 shares issued and outstanding	115,678
Additional paid-in capital	31,887,613
Accumulated deficit	(23,482,620)

8,520,671

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,106,557

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	June 30,
	2007	2006
Revenue from operations:
Pipeline operations	$531,762	$400,267
Oil and gas sales	89,165	685,802

Total revenue	620,927	1,086,069

Cost of operations:
Pipeline operating expenses	562,692	295,115
Lease operating expenses	90,464	121,263
Depletion, depreciation and amortization	152,203	112,151
General and administrative	636,830	476,525
Accretion expense	30,391	26,444

Total costs and expenses	1,472,580	1,031,498

Income (loss) from operations	(851,653)	54,571

Other income (expense):
Interest and other expense	—	(18,365)
Interest and other income	67,168	31,889

Income (loss) before income taxes	(784,485)	68,095

Income taxes	—	—

Net income (loss)	$(784,485)	$68,095

Income (loss) per common share
Basic	$(0.07)	$0.01

Diluted	$(0.07)	$0.01

Weighted average number of common shares outstanding
Basic	11,560,361	11,422,625

Diluted	11,560,361	11,531,377

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Six Months Ended
	June 30,
	2007	2006
Revenue from operations:
Pipeline operations	$1,091,575	$719,675
Oil and gas sales	384,348	1,467,418

Total revenue	1,475,923	2,187,093

Cost of operations:
Pipeline operating expenses	1,078,863	522,604
Lease operating expenses	157,782	215,824
Depletion, depreciation and amortization	289,379	227,460
General and administrative	1,120,192	969,662
Accretion expense	60,782	52,888

Total costs and expenses	2,706,998	1,988,438

Income (loss) from operations	(1,231,075)	198,655

Other income (expense):
Interest and other expense	—	(31,775)
Interest and other income	127,402	38,180

Income (loss) before income taxes	(1,103,673)	205,060

Income taxes	—	—

Net income (loss)	$(1,103,673)	$205,060

Income (loss) per common share
Basic	$(0.10)	$0.02

Diluted	$(0.10)	$0.02

Weighted average number of common shares outstanding
Basic	11,558,754	10,847,840

Diluted	11,558,754	10,943,092

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended,
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(1,103,673)	$205,060
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	289,379	227,460
Accretion of asset retirement obligations	60,782	52,888
Common stock issued for services	39,160	15,000
Compensation from issuance of stock options	13,440	—
Changes in operating assets and liabilities:
Accounts receivable	736,639	394,145
Prepaid expenses and other assets	(334,133)	(217,607)
Abandonment costs incurred	(32,133)	—
Accounts payable and accrued expenses	184,482	344,566

Net cash provided by (used in) operating activities	(146,057)	1,021,512

INVESTING ACTIVITIES
Exploration and development costs	—	(14,810)
Property, equipment and other assets	(22,224)	(235,934)
Investment in unconsolidated affiliates	—	(897)

Net cash used in investing activities	(22,224)	(251,641)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	—	3,848,324
Payments on borrowings	—	(510,000)

Net cash provided by financing activities	—	3,338,324

Increase (decrease) in cash and cash equivalents	(168,281)	4,108,195

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,499,147	1,297,088

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,330,866	$5,405,283

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2007
1. Liquidity
At June 30, 2007, our available working capital was approximately $5.6 million, a decrease of $1.1 million from approximately $6.7 million of working capital at December 31, 2006 and equal to working capital at June 30, 2006. Working capital at the end of the first half of 2006 reflects cash inflows from private placements completed in March and April 2006. Working capital at the end of the first half of 2007 reflects the impact of significantly reduced revenues from sales of oil and gas partially offset by increased revenues from our pipeline operations.
The Blue Dolphin System is currently transporting approximately 28 MMcf per day and the GA 350 Pipeline is also currently transporting approximately 19 MMcf per day. All five of the shippers we contracted with during 2005 and 2006 have commenced deliveries. Four of the shippers are delivering production into the Blue Dolphin System and one of the shippers is delivering production into the GA 350 Pipeline. One of the five new shippers began deliveries into the Blue Dolphin System in August 2005. In 2006, one new shipper began deliveries into the Blue Dolphin System in each of May, June and November. Also, in July 2006, a shipper that has delivered production into the Blue Dolphin System for a number of years, successfully recompleted an existing well, resulting in an increase of daily production. One of the new shippers began deliveries into the GA 350 Pipeline in December 2006. As a result of the new volumes, the Blue Dolphin System transported an average of 21.2 MMcf per day during the first half of 2007 as compared to 11.2 MMcf per day during the first half of 2006. The GA 350 Pipeline transported an average of 18.7 MMcf per day during the first half of 2007 as compared to 8.2 MMcf per day during the first half of 2006.
In June 2007, we entered into two agreements for the provision of transportation and handling services representing production from three wells. One of the new shippers commenced deliveries of production into the GA 350 Pipeline in late June 2007. The shipper representing the two wells covered by the second signed agreement commenced deliveries of production into the Blue Dolphin System in July 2007.
The revenues from our working interest in High Island Block 37 are declining as the rate of production declines. One of two producing wells shut in during April 2007 and production from that well has not been re-established. The aggregate rate of production from High Island Block 37 has declined by approximately 55% since the end of the first half of 2006. High Island Block 37 is currently producing approximately 5 MMcf per day from one well. We believe that production from the currently producing High Island Block 37 well could continue to produce into early 2008, however, the well could deplete faster than currently anticipated or could develop production problems resulting in the cessation of production. The High Island Block A-7 well is currently shut-in and may have reached the end of its productive life. During the second quarter 2007, a well in which we had previously earned a 2.5% working interest was drilled successfully in the High Island area. We do not know the level of production to expect from this well. We expect production to commence in the fourth quarter 2007. Without the revenues and resulting cash inflows we receive from oil and gas sales, we may not be able to generate sufficient cash from operations to cover our operating and general and administrative expenses.
In March and April 2006, we entered into stock purchase agreements with accredited investors for the private placement of 1,571,432 shares of our common stock. Net proceeds from these offerings after commissions and expenses were approximately $3.8 million. The net proceeds are being used for general corporate and working capital purposes, but may be used for possible acquisitions and expansions of our facilities. Despite the decline in revenues from sales of oil and gas we believe we have sufficient liquidity to satisfy our working capital requirements through June 30, 2008.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2007
— CONTINUED —
The net cash provided by or used in operating, investing and financing activities is summarized below:

	Six Months Ended
	June 30,
	2007	2006
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(146)	$1,022
Investing activities	(22)	(252)
Financing activities	—	3,338

Net increase (decrease) in cash	$(168)	$4,108

2. Commitments and Contingencies
Pursuant to the terms of an employment agreement effective May 1, 2007, we are obligated to pay a base salary of $175,000 per year for the three-year term of the agreement.
From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
3. Earnings per Share
We apply the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires the presentation of basic earnings per share (“EPS”) which excludes the dilutive effect of securities or contracts to issue common stock, and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.
Employee stock options and stock warrants outstanding were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2007 because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2007
— CONTINUED —

		Weighted-
		Average Number
		of Common Shares
		Outstanding and	Per
	Net	Potential Dilutive	Share
	Income (Loss)	Common Shares	Amount
Three months ended June 30, 2007
Basic and diluted loss per share	$(784,485)	11,560,361	$(0.07)

Three months ended June 30, 2006
Basic earnings per share	$68,095	11,422,625	$0.01
Effect of dilutive potential common shares		108,752
Diluted earnings per share	$68,095	11,531,377	$0.01

Six months ended June 30, 2007
Basic and diluted loss per share	$(1,103,673)	11,558,754	$(0.10)

Six months ended June 30, 2006
Basic earnings per share	$205,060	10,847,840	$0.02
Effect of dilutive potential common shares	—	95,252	—

Diluted earnings per share	$205,060	10,943,092	$0.02

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2007
— CONTINUED —
4. Business Segment Information
Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the three and six months ended June 30, 2007 and 2006 and at June 30, 2007, is as follows:

			Depletion,
		Operating	Depreciation and
	Revenues	Income (Loss)(*)	Amortization
Three months ended June 30, 2007:
Pipeline operations	$531,762	(583,451)	105,360
Oil and gas exploration and production	89,165	(161,239)	45,484
Other	—	(106,963)	1,359

Consolidated	$620,927	(851,653)	152,203

Other income, net		67,168

Loss before income taxes		(784,485)

Three months ended June 30, 2006:
Pipeline operations	$400,267	(115,407)	78,945
Oil and gas exploration and production	685,802	332,376	31,087
Other	—	(162,398)	2,119

Consolidated	$1,086,069	54,571	112,151

Other income, net		13,524

Income before income taxes		68,095

Six months ended June 30, 2007:
Pipeline operations	$1,091,575	(898,309)	207,328
Oil and gas exploration and production	384,348	(96,012)	79,373
Other	—	(236,754)	2,678

Consolidated	$1,475,923	(1,231,075)	289,379

Other income, net		127,402

Loss before income taxes		(1,103,673)

Six months ended June 30, 2006:
Pipeline operations	$719,675	(233,751)	157,891
Oil and gas exploration and production	1,467,418	716,202	65,116
Other	—	(283,796)	4,453

Consolidated	$2,187,093	198,655	227,460

Other income, net		6,405

Income before income taxes		205,060

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2007
— CONTINUED —

June 30, 2007
Identifiable assets:
Pipeline operations	$5,605,922
Oil and gas exploration and production	267,393
Other	5,233,242
Consolidated	$11,106,557

(*)	Consolidated income or loss from operations includes $105,604 and $160,280 in unallocated general and administrative expenses, and $1,359 and $2,119 in unallocated depletion, depreciation and amortization for the three months ended June 30, 2007 and 2006, respectively. All unallocated amounts are included in “Other.”

Consolidated income or loss from operations includes $234,077 and $279,343 in unallocated general and administrative expenses, and $2,678 and $4,453 in unallocated depletion, depreciation and amortization for the six months ended June 30, 2007 and 2006, respectively. All unallocated amounts are included in “Other.”
5. Stock-Based Compensation
Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock based awards was increased from 650,000 shares to 1,200,000 shares after approval by our stockholders at the 2007 Annual Meeting of Stockholders, which was held on May 30, 2007. Prior to the increase in the number of shares reserved for incentive stock awards, we had granted 550,460 stock options under the 2000 Plan. After the increase in the shares reserved for grants, 649,540 shares were available for future grants. Options granted under the 2000 Plan must be exercised within 10 years from the date of grant. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock on the grant date. All ISO awards granted in previous years vested immediately. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan. The 2000 Plan is administered by the Compensation Committee of our Board of Directors.
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
JUNE 30, 2007
— CONTINUED —
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
Pursuant to SFAS 123(R), we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used to determine the fair value of stock options granted during the six months ended June 30, 2007. There were no stock options granted during the six months ended June 30, 2006.

	Six Months Ended June 30,
	2007	2006
Stock options granted	200,000	0
Risk-free interest rate	4.80%	N/A
Expected term, in years	5.97	N/A
Expected volatility	92.4%	N/A
Dividend yield	0.00%	0.00%
Expected volatility used in the model is based on the historical volatility of our common stock and is weighted 50% for the historical volatility over a period equal to the expected term and 50% for the historical volatility over the past two years prior to the grant date. This weighting method was chosen to account for the significant changes in our financial condition beginning approximately two years ago. These changes include the improvement in our working capital, improved pipeline throughput and the reduction and ultimate elimination of our outstanding debt.
The expected term of options granted used in the model represents the period of time that options granted are expected to be outstanding. The method used to estimate the expected term is the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. This number is calculated by taking the average of the sum of the vesting period and the original contract term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of the grant. As we have not declared dividends on our common stock since we became a public entity, no dividend yield was used. No forfeiture rate was assumed due to the forfeiture history for this type of award. Actual value realized, if any, is dependent on the future performance of our common stock and overall stock market conditions. There is no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton option-pricing model.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2007
— CONTINUED —
At June 30, 2007, there were a total of 343,997 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of our stock options granted to key employees, officers and directors, for the purchase of shares of common stock, is as follows:

	Six Months Ended June 30, 2007
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at the beginning of the period	143,997	$1.56

Options granted	200,000	$3.03

Options exercised	—	$0.00

Options expired or cancelled	—	$0.00

Options outstanding at the end of the period	343,997	$2.41	8.1	$273,291

Options exercisable at the end of the period	143,997	$1.56	5.5	$273,291

The following summarizes the net change in non-vested stock options for the six months ended June 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	—	$0.00
Granted	200,000	$2.35
Canceled or expired	—	$0.00
Vested	—	$0.00

Nonvested at June 30, 2007	200,000	$2.35

As of June 30, 2007, there was $456,960 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized on a straight line basis over a period of 34 months, which is the remaining vesting period.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2007
— CONTINUED —
6. Warrants
In March and April 2006, we completed private placements for shares of our common stock and we issued warrants to purchase an aggregate of 32,572 shares of common stock. These warrants were immediately exercisable upon issuance.
These issuances were accounted for pursuant to SFAS 123(R) and Emerging Issues Task Force No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees using the Black-Scholes-Merton option-pricing model. A fair value of approximately $69,000 was netted against the gross proceeds of the private placements as a direct offering cost.
At June 30, 2007, the range of warrant prices for shares of common stock underlying the warrants and the weighted-average remaining contractual life was as follows:

Warrants Outstanding, Fully Vested and Exercisable at June 30, 2007
		Weighted Average
	Weighted Average	Remaining Contractual
Number Outstanding	Exercise Price	Life in Years
16,440	$5.88	1.8
The 8,572 warrants issued in March 2006 with the first private placement were exercised in 2006 at a price of $1.93 per share. The warrants outstanding represent the unexercised portion of 24,000 warrants issued in the second private placement in April 2006, of which 7,560 of the warrants were exercised in 2006 at an exercise price of $5.39 per share. The exercise price varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $4.90 per share; (ii) from the later of (x) the registration of the warrants and (y) one year, until two years from the issue date, 120% of the purchase price of $4.90 per share; and (iii) after the expiration of two years from the issue date of the warrants, 130% of the purchase price of $4.90 per share.
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
JUNE 30, 2007
— CONTINUED —
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
JUNE 30, 2007
— CONTINUED —
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
The provisions of FIN 48 have been applied to all of our material tax positions taken through the date of adoption and during the interim quarterly period ended June 30, 2007. We have determined that all of our material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by FIN 48. In addition, we have determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.
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
JUNE 30, 2007
— CONTINUED —
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
Executive Summary
We are engaged in two lines of business: (i) provision of pipeline transportation services to producers/shippers, and (ii) oil and gas exploration and production. We conduct our operations through our subsidiaries. Our assets are located offshore and onshore in the Texas Gulf Coast area. Our goal is to create greater long-term value for our stockholders by increasing the utilization of our existing pipeline assets, acquiring additional strategic assets to diversify our asset base and improve our competitive position. Although we are primarily focused on acquisitions of pipeline assets, we will continue to review and evaluate opportunities to acquire oil and gas properties.
During the first half of 2007, we benefited from an increase in revenues from our pipeline operations resulting from the commencement of deliveries of production from new shippers on both the Blue Dolphin System and the GA 350 Pipeline during 2006. The level of throughput increased on the Blue Dolphin System from the addition of three shippers in 2006 and on the GA 350 Pipeline from the addition of one shipper in 2006. Additionally, in June 2007, we entered into agreements for the provision of

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
transportation and handling services with two new shippers representing production from three wells. One of the shippers commenced deliveries of production into the GA 350 Pipeline in late June 2007. The shipper representing the two wells covered by the second agreement commenced deliveries of production into the Blue Dolphin System in July 2007. The Blue Dolphin System is currently transporting approximately 28 MMcf per day and the GA 350 Pipeline is currently transporting approximately 19 MMcf per day.
Our working interest in High Island Block 37 continues to generate revenues for us, however, one of the two wells shut in during April 2007 and production from that well has not been re-established. High Island Block 37 is currently producing an aggregate of approximately 5 MMcf per day from one well. The High Island Block A-7 well experienced production difficulties during the second quarter of 2007. It has produced only intermittently since late-April and is currently shut in. Production data had previously indicated that the well was nearing the end of its productive life and this point may now have been reached. During the second quarter, a well in which we had previously earned a 2.5% working interest was drilled successfully in the High Island area. We do not know the level of production to expect from this well. We expect production to commence in the fourth quarter 2007.
Despite the recent throughput gains and expected future throughput from recently acquired customers, our pipeline assets remain significantly under-utilized. The Blue Dolphin System is currently operating at approximately 14% of capacity and the GA 350 Pipeline is currently operating at approximately 29% of capacity. Production declines, temporary stoppages or cessations of production from wells tied into our pipelines or from the High Island Block 37 well could have a material adverse effect on our cash flows and liquidity if the resulting revenue declines are not offset by revenues from other sources. Due to our small size, geographically concentrated asset base and limited capital resources, any negative event has the potential to significantly impact our financial condition. We are continuing our efforts to increase the utilization of our existing assets and acquire additional assets that will alleviate and diversify the risks to our cash flows and be accretive to earnings.
Liquidity and Capital Resources
At the end of the second quarter 2007, we had working capital of approximately $5.6 million compared to approximately $6.7 million at the end of 2006. At the end of the second quarter of 2006, working capital was approximately $5.6 million. All outstanding notes payable were retired by the end of 2006. The increase in working capital during 2006 was primarily the result of proceeds received from two private placements that were completed in the first half of 2006, revenues from oil and gas sales and increased revenues from our pipeline operations.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
The following table summarizes our financial position for the periods indicated (in thousands):

	June 30,		December 31,
	2007		2006
	Amount	%	Amount	%

Working capital	$5,610	55	$6,652	57
Property and equipment, net	4,645	45	4,912	43
Other noncurrent assets	11	0	22	—

Total	$10,266	100	$11,586	100

Long-term liabilities	$1,745	17	$2,014	17
Stockholders’ equity	8,521	83	9,572	83

Total	$10,266	100	$11,586	100

Throughput on the Blue Dolphin System and the GA 350 Pipeline increased significantly during 2006. All five of the shippers we contracted with during 2005 and 2006 have commenced deliveries into our pipelines. Four of these shippers are delivering production into the Blue Dolphin System and one of the shippers is delivering production into the GA 350 Pipeline. One of the shippers began deliveries into the Blue Dolphin System in August 2005. In 2006, one shipper began deliveries into the Blue Dolphin System in each of May, June and November. A shipper began deliveries into the GA 350 Pipeline in December 2006. Additionally, in July 2006, a shipper that has delivered production into the Blue Dolphin System for a number of years, successfully recompleted an existing well, resulting in an increase of daily production from that well.
In June 2007, we entered into two agreements for the provision of transportation and handling services representing production from three wells. One of the new shippers commenced deliveries of production into the GA 350 Pipeline in late June 2007. The shipper representing the two wells covered by the second signed agreement commenced deliveries of production into the Blue Dolphin System in July 2007.
The average rates of throughput on the Blue Dolphin System and the GA 350 Pipeline during the first half of 2007 were significantly higher than the first half of 2006. The Blue Dolphin System transported an average of 21.2 MMcf per day during the first half of 2007 as compared to 11.2 MMcf per day during the first half of 2006. Average throughput on the GA 350 Pipeline was 18.7 MMcf per day during the first half of 2007 as compared to 8.2 MMcf per day during the first half of 2006. First half revenues from pipeline operations increased to $1,091,575 in 2007 as compared to $719,675 in 2006, due to the higher volumes.
We have significant available capacity on the Blue Dolphin System, the GA 350 Pipeline and the inactive Omega Pipeline. We believe that the pipelines are in geographic market areas that are experiencing an increased level of interest by oil and gas operators. This assessment is based on leasing, drilling activity and discoveries in the lease blocks near the pipelines, as well as information obtained directly from the operators of properties near our pipelines. There have been nine discoveries near the Blue Dolphin System and the GA 350 Pipeline during the period from 2005 through early 2007. We have entered into contracts for transportation and handling services with operators of eight of the nine discoveries, and are in negotiations with the operator of the other discovery.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Our financial condition continues to be adversely affected by the low utilization of our pipeline assets. Ultimately, the future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipelines, as well as attraction and retention of producers/shippers to the pipeline systems. If we are successful in our efforts to attract additional reserves to our pipelines, we would gain additional throughput on the pipelines, resulting in additional revenues. Additional throughput will be required to offset the natural decline in throughput from existing wells as reserves are depleted.
The revenues from our working interest in High Island Block 37 are declining as the rate of production declines as expected from the remaining producing well. Production from High Island Block 37 has declined by approximately 55% since the end of the first half of 2006. We believe that production from the remaining High Island Block 37 well could continue into early 2008, however, the well could deplete faster than currently anticipated or could develop production problems resulting in the cessation of production. The High Island Block A-7 well is currently shut in and may have reached the end of its productive life. During the second quarter, a well in which we had previously earned a 2.5% working interest was drilled successfully in the High Island area. We do not know the level of production to expect from this well. We expect production to commence in the fourth quarter 2007. Without the revenues and resulting cash inflows we receive from oil and gas sales, we may not be able to generate sufficient cash from operations to cover our operating and general and administrative expenses.
We recognized gross oil and gas sales revenues of $174,287 and $667,698 for the six months ended June 30, 2007 and 2006, respectively, associated with our 2.8% contractual working interest in two wells in High Island Block 37. One High Island Block 37 well is currently producing at a rate of approximately 5 MMcf per day and the second well is shut in. We recognized gross oil and gas sales revenues of $210,061 and $799,720 for the six months ended June 30, 2007 and 2006, respectively, associated with our approximate 8.9% working interest in the High Island Block A-7 well.
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
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
The following table summarizes certain of our contractual obligations and other commercial commitments at June 30, 2007 (in thousands):

	Payments Due by Period
		1 Year			5 Years
	Total	or Less	1-3 Years	3-5 Years	or More
Operating leases	$411	$103	$188	$120	$—
Employment agreement	495	87	408	—	—
Asset retirement obligations	2,043	298	86	—	1,659

Total contractual obligations and other commercial commitments	$2,949	$488	$682	$120	$1,659

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
Results of Operations
For the three months ended June 30, 2007 (the “current quarter”), we reported a net loss of $784,485 compared to net income of $68,095 for the three months ended June 30, 2006 (the “previous quarter”). For the six months ended June 30, 2007 (the “current period”), we reported a net loss of $1,103,673 compared to net income of $205,060 for the six months ended June 30, 2006 (the “previous period”).
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenue from Pipeline Operations. Revenues from pipeline operations increased by $131,495, or 33%, in the current quarter to $531,762. Revenues in the current quarter from the Blue Dolphin System totaled approximately $447,000 compared to approximately $359,000 in the previous quarter primarily as a result of throughput from three new shippers who began deliveries in the second half of 2006. Daily gas volumes transported on the Blue Dolphin System averaged approximately 20 MMcf per day in the current quarter compared to approximately 13 MMcf per day in the previous quarter. Revenues on the GA 350 Pipeline increased by approximately $43,000 in the current quarter due to an increase in average daily gas volumes transported to approximately 20 MMcf per day in the current quarter from approximately 9 MMcf per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $596,637, or 87%, to $89,165 in the current quarter due to the natural decline in the rate of production from High Island Block 37 and the cessation of production from High Island Block A-7 combined with a decline in the realized price of natural gas. Revenue breakdown for the current quarter by field was $20,001 for High Island Block A-7 and $69,164 for High Island Block 37. The sales mix by product was 85% gas and 15% condensate and natural gas liquids. Our average realized gas price per Mcf in the current quarter was $6.40 compared to $8.43 in the previous quarter. Our average realized price per barrel of condensate was $67.08 in the current quarter compared to $71.46 in the previous quarter.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Pipeline Operating Expenses. Pipeline operating expenses increased by $267,577 to $562,692 in the current quarter. The increase was due primarily to costs of approximately $153,000 to repair the compressor at Platform C in Galveston Area Block 288, approximately $55,000 for painting and repairs to the office, buildings and barge dock at the Freeport facility and increased insurance costs of approximately $45,000 due to higher renewal rates.
Lease Operating Expenses. Lease operating expenses decreased $30,799 in the current quarter to $90,464 primarily due to the cessation of production at High Island Block A-7.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense increased by $40,052 in the current quarter to $152,203. Depreciation associated with estimated dismantlement costs increased by approximately $21,000 due to an increase in asset retirement obligations.
General and Administrative Expenses. General and administrative expenses increased $160,305 in the current quarter to $636,830 due to officer bonuses of $60,000, 401(k) matching of approximately $23,000 and costs associated with a staff addition. Also, approximately $67,000 of expense was recognized related to our previous lease agreements for the 801 Travis location.
Interest and Other Expense. Interest and other expense decreased $18,365 in the current quarter to $0 due to the elimination of our outstanding debt.
Interest and Other Income. Interest and other income increased $35,279 in the current quarter due to an increase in money market funds and an increase in the interest rate earned on those funds.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenue from Pipeline Operations. Revenues from pipeline operations increased by $371,900, or 52%, in the current period to $1,091,575. Revenues in the current period from the Blue Dolphin System totaled approximately $935,000 compared to approximately $640,000 in the previous period primarily as a result of throughput from three new shippers who began deliveries during 2006. Daily gas volumes transported through the Blue Dolphin System averaged approximately 21 MMcf per day in the current period compared to approximately 11 MMcf per day in the previous period. Revenues on the GA 350 Pipeline increased by approximately $77,000 in the current period primarily due to an increase in average daily gas volumes transported to approximately 19 MMcf per day in the current period from approximately 8 MMcf per day in the previous period.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $1,083,070 to $384,348 in the current period. High Island Block A-7 ceased production in the current period and one well at High Island Block 37 ceased production in the current period, leaving one producing well. Revenues were also negatively affected by a decrease in the realized price of natural gas. Revenue breakdown for the current period by field was approximately $210,061 for High Island Block A-7 and $174,287 for High Island Block 37. The sales mix by product was 90% gas and 10% condensate and natural gas liquids. Our average realized gas price per Mcf in the current period was $6.85 compared to $8.50 in the previous period. Our average realized price per barrel of condensate was $55.01 in the current period compared to $62.69 in the previous period.
Pipeline Operating Expenses. Pipeline operating expenses increased by $556,259 to $1,078,863 in the current period. This increase was due primarily to costs of approximately $154,000 to repair a pipeline leak in January 2007 and approximately $159,000 to repair the compressor at Platform C in Galveston Area Block 288, approximately $55,000 for painting and repairs to the office, buildings and barge dock at the Freeport facility and increased insurance costs of approximately $55,000 due to higher renewal rates.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Lease Operating Expenses. Lease operating expenses decreased $58,042 in the current period to $157,782 primarily due to the cessation of production at High Island Block A-7.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense increased by $61,919 in the current period to $289,379. Depreciation associated with estimated dismantlement costs increased by approximately $42,000 due to an increase in asset retirement obligations.
General and Administrative Expenses. General and administrative expenses increased $150,530 in the current period to $1,120,192 due to officer bonuses of $60,000, 401(k) matching of approximately $23,000 and costs associated with a staff addition. Also, approximately $65,000 of expense was recognized related to our previous lease agreements for the 801 Travis location.
Interest and Other Expense. Interest and other expense decreased $31,775 in the current period to $0 due to the elimination of our outstanding debt.
Interest and Other Income. Interest and other income increased $89,222 in the current period due to an increase in money market funds and an increase in the interest rate earned on those funds.
Recent Accounting Developments
See Note 7 in Item 1.
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of June 30, 2007, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our 2007 Annual Meeting of Stockholders on May 30, 2007. The matters that were voted upon at the annual meeting, and the number of votes cast “for” or “against,” as well as “abstentions” as to such matter, where applicable, are set forth below:

	Votes	Votes
	For	Against	Abstentions
1) Election of Directors

Laurence N. Benz	9,531,206	14,560	65,049
John N. Goodpasture	9,545,312	454	65,049
Harris A. Kaffie	9,484,696	61,070	65,049
Erik Ostbye	9,545,312	454	65,049
Ivar Siem	9,521,407	24,359	65,049

2) Amendment to the Company’s 2000 Stock Incentive Plan to increase the number of shares of common stock that can be issued pursuant to the plan.

Votes	Votes
For	Against	Abstentions
3,951,498	121,910	45,157
All directors standing for election were elected to the Board of Directors and the amendment to the Company’s 2000 Stock Incentive Plan passed.
ITEM 6. EXHIBITS
(a)     Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Gregory W. Starks Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit A filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, as filed on October 13, 2004 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 10-QSB of Blue Dolphin Energy Company for the quarter ended June 30, 2004 under the Securities and Exchange Act of 1934, as filed on August 23, 2004 (Commission File No. 000-15905).

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
August 10, 2007	By:	/s/ IVAR SIEM
Ivar Siem
Chairman and Chief Executive Officer

By:	/s/ GREGORY W. STARKS
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