Form 10QSB
period 2007-09-30
BLUE DOLPHIN ENERGY CO
filed 2007-11-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2007

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
(713) 227-7660
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2007, there were 11,573,293 shares of the registrant’s common stock, par value $.01 per share, outstanding.
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
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

September 30,
2007
ASSETS
Current assets:
Cash and cash equivalents	$5,066,744
Accounts receivable	695,779
Prepaid expenses and other current assets	507,591

Total current assets	6,270,114

Property and equipment, at cost:
Oil and gas properties (full-cost method)	715,970
Pipelines	4,594,696
Onshore separation and handling facilities	1,919,402
Land	860,275
Other property and equipment	273,902

8,364,245

Less:
Accumulated depletion, depreciation, amortization and impairment	3,851,688

4,512,557

Other assets	10,640

TOTAL ASSETS	$10,793,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273,668
Accrued expenses and other liabilities	147,507
Current portion of asset retirement obligations	258,402

Total current liabilities	679,577

Long-term liabilities:
Asset retirement obligations	1,770,890

Total long-term liabilities	1,770,890

Common stock, ($.01 par value, 25,000,000 shares authorized, 11,573,293 shares issued and outstanding)	115,733
Additional paid-in capital	31,947,879
Accumulated deficit	(23,720,768)

8,342,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,793,311

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	September 30,
	2007	2006
Revenue from operations:
Pipeline operations	$717,118	$623,024
Oil and gas sales	68,470	445,684

Total revenue	785,588	1,068,708

Cost of operations:
Pipeline operating expenses	349,293	307,516
Lease operating expenses	91,202	113,886
Depletion, depreciation and amortizaton	134,041	117,569
General and administrative	480,197	389,005
Accretion expense	30,392	26,443

Total costs and expenses	1,085,125	954,419

Income (loss) from operations	(299,537)	114,289

Other income (expense):
Interest and other expense	—	(30)
Interest and other income	61,389	45,671

Income (loss) before income taxes	(238,148)	159,930

Income taxes	—	—

Net income (loss)	$(238,148)	$159,930

Income (loss) per common share
Basic	$(0.02)	$0.01

Diluted	$(0.02)	$0.01

Weighted average number of common shares outstanding
Basic	11,570,553	11,550,714

Diluted	11,570,553	11,656,302

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Nine Months Ended
	September 30,
	2007	2006
Revenue from operations:
Pipeline operations	$1,808,693	$1,342,699
Oil and gas sales	452,818	1,913,102

Total revenue	2,261,511	3,255,801

Cost of operations:
Pipeline operating expenses	1,428,156	830,120
Lease operating expenses	248,984	329,710
Depletion, depreciation and amortizaton	423,420	345,029
General and administrative	1,600,389	1,358,667
Accretion expense	91,174	79,331

Total costs and expenses	3,792,123	2,942,857

Income (loss) from operations	(1,530,612)	312,944

Other income (expense):
Interest and other expense	—	(31,805)
Interest and other income	188,791	83,851

Income (loss) before income taxes	(1,341,821)	364,990

Income taxes	—	—

Net income (loss)	$(1,341,821)	$364,990

Income (loss) per common share
Basic	$(0.12)	$0.03

Diluted	$(0.12)	$0.03

Weighted average number of common shares outstanding
Basic	11,562,730	11,084,704

Diluted	11,562,730	11,183,317

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended,
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(1,341,821)	$364,990
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	423,420	345,029
Accretion of asset retirement obligations	91,174	79,331
Common stock issued for services	59,160	30,000
Compensation from issuance of stock options	53,760	—
Changes in operating assets and liabilities:
Accounts receivable	478,540	585,208
Prepaid expenses and other assets	(159,065)	(139,498)
Abandonment costs incurred	(76,290)	—
Accounts payable and accrued expenses	62,830	(232,375)

Net cash provided by (used in) operating activities	(408,292)	1,032,685

INVESTING ACTIVITIES
Exploration and development costs	—	(19,695)
Property, equipment and other assets	(24,111)	(266,260)
Investment in unconsolidated affiliates	—	(1,177)

Net cash used in investing activities	(24,111)	(287,132)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	—	3,848,324
Payments on borrowings	—	(540,000)

Net cash provided by financing activities	—	3,308,324

Increase (decrease) in cash and cash equivalents	(432,403)	4,053,877

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,499,147	1,297,088

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,066,744	$5,350,965

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2007
1. Liquidity
At September 30, 2007, our available working capital was approximately $5.6 million, a decrease of $1.1 million from approximately $6.7 million of working capital at December 31, 2006. The decrease in working capital at the end of the first three quarters of 2007 reflects the impact of significantly reduced revenues from sales of oil and gas partially offset by increased revenues from our pipeline operations. Without the revenues and resulting cash inflows we receive from oil and gas sales, we may not be able to generate sufficient cash from operations to cover our operating and general and administrative expenses.
The Blue Dolphin System is currently transporting an aggregate of approximately 27 MMcf of gas per day from ten shippers and the GA 350 Pipeline is currently transporting an aggregate of approximately 35 MMcf of gas per day from six shippers. Throughput on the Blue Dolphin System and the GA 350 Pipeline increased significantly during 2006 and 2007 as a result of the production of seven shippers commencing deliveries from a total of eight wells. Four of these shippers are delivering production into the Blue Dolphin System and three of the shippers are delivering production into the GA 350 Pipeline. In 2006, one shipper began deliveries into the Blue Dolphin System in each of May, June and November, and in 2007, a shipper began deliveries from two wells in July. On the GA 350 Pipeline, shippers began deliveries in December 2006, and in June and September of 2007. Additionally, in July 2006, an existing shipper successfully recompleted a well, resulting in an increase of daily production from that well. In June 2007, another existing shipper drilled a well, also resulting in an increase of daily production. As a result, the Blue Dolphin System transported an average of 22.4 MMcf of gas per day during the first three quarters of 2007 as compared to 15.3 MMcf of gas per day during the first three quarters of 2006. The GA 350 Pipeline transported an average of 20.3 MMcf of gas per day during the first three quarters of 2007 as compared to 8.3 MMcf of gas per day during the first three quarters of 2006.
The revenues from our working interest in High Island Block 37 are declining as the rate of production declines as expected from the remaining producing well. Daily production from High Island Block 37 has declined by approximately 55% since September 30, 2006 to approximately 2.5 MMcf of gas per day currently. We believe that production from the remaining High Island Block 37 well could continue into early 2008, however, the well could deplete faster than currently anticipated or could develop production problems resulting in the cessation of production. The High Island Block A-7 well is currently shut in and may have reached the end of its productive life. During the second quarter of 2007, a well in which we had previously earned a 2.5% working interest was drilled successfully in the High Island area. We do not yet know the level of production to expect from this well. We expect production to commence late in the fourth quarter 2007.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2007
— CONTINUED —
The net cash provided by or used in operating, investing and financing activities is summarized below:

	Nine Months Ended
	September 30,
	2007	2006
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(408)	$1,033
Investing activities	(24)	(287)
Financing activities	—	3,308

Net increase (decrease) in cash	$(432)	$4,054

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
3. Earnings per Share
We apply the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires the presentation of basic earnings per share (“EPS”) which excludes the dilutive effect of securities or contracts to issue common stock, and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the diluted weighted average number of shares of common stock outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.
Employee stock options and stock warrants outstanding were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2007
— CONTINUED —

		Weighted-
		Average Number
		of Common Shares
		Outstanding and	Per
	Net	Potential Dilutive	Share
	Income (Loss)	Common Shares	Amount
Three months ended September 30, 2007
Basic and diluted loss per share	$(238,148)	11,570,553	$(0.02)

Three months ended September 30, 2006
Basic earnings per share	$159,930	11,550,714	$0.01
Effect of dilutive potential common shares		105,588	—

Diluted earnings per share	$159,930	11,656,302	$0.01

Nine months ended September 30, 2007
Basic and diluted loss per share	$(1,341,821)	11,562,730	$(0.12)

Nine months ended September 30, 2006
Basic earnings per share	$364,990	11,084,704	$0.03
Effect of dilutive potential common shares		98,613	—

Diluted earnings per share	$364,990	11,183,317	$0.03

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2007
— CONTINUED —
4. Business Segment Information
Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the three and nine months ended September 30, 2007 and 2006 and at September 30, 2007, is as follows:

			Depletion,
		Operating	Depreciation and
	Revenues	Income (Loss)(*)	Amortization
Three months ended September 30, 2007:
Pipeline operations	$717,118	$(124,794)	$102,460
Oil and gas exploration and production	68,470	(84,058)	30,154
Other	—	(90,685)	1,427

Consolidated	$785,588	(299,537)	$134,041

Other income, net		61,389

Loss before income taxes		$(238,148)

Three months ended September 30, 2006:
Pipeline operations	$623,024	$19,404	$91,060
Oil and gas exploration and production	445,684	183,850	24,152
Other	—	(88,965)	2,357

Consolidated	$1,068,708	114,289	$117,569

Other income, net		45,641

Income before income taxes		$159,930

Nine months ended September 30, 2007:
Pipeline operations	$1,808,693	$(1,023,103)	$309,788
Oil and gas exploration and production	452,818	(180,071)	109,528
Other	—	(327,438)	4,104

Consolidated	$2,261,511	(1,530,612)	$423,420

Other income, net		188,791

Loss before income taxes		$(1,341,821)

Nine months ended September 30, 2006:
Pipeline operations	$1,342,699	$(214,346)	$248,951
Oil and gas exploration and production	1,913,102	900,051	89,268
Other	—	(372,761)	6,810

Consolidated	$3,255,801	312,944	$345,029

Other income, net		52,046

Income before income taxes		$364,990

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2007
— CONTINUED —

September 30, 2007
Identifiable assets:
Pipeline operations	$5,495,586
Oil and gas exploration and production	223,845
Other	5,073,880

Consolidated	$10,793,311

(*)	Consolidated income or loss from operations includes $89,258 and $86,608 in unallocated general and administrative expenses, and $1,427 and $2,357 in unallocated depletion, depreciation and amortization for the three months ended September 30, 2007 and 2006, respectively. All unallocated amounts are included in “Other.”

Consolidated income or loss from operations includes $323,334 and $365,951 in unallocated general and administrative expenses, and $4,104 and $6,810 in unallocated depletion, depreciation and amortization for the nine months ended September 30, 2007 and 2006, respectively. All unallocated amounts are included in “Other.”
5. Stock-Based Compensation
Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock based awards was increased from 650,000 shares to 1,200,000 shares after approval by our stockholders at the 2007 Annual Meeting of Stockholders, which was held on May 30, 2007. As of September 30, 2007, we had granted 750,460 stock options under the 2000 Plan since its adoption. In October 2007, we granted 178,500 stock options, leaving 271,040 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. All ISO awards granted in previous years vested immediately, however, 200,000 ISOs granted in 2007 have a three year vesting period and 150,000 ISOs also granted in October 2007 have a two year vesting period. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan. The 2000 Plan is administered by the Compensation Committee of our Board of Directors.
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
SEPTEMBER 30, 2007
— CONTINUED —
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
Pursuant to SFAS 123(R), we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used to determine the fair value of stock options granted during the nine months ended September 30, 2007. There were no stock options granted during the nine months ended September 30, 2006.

	Nine Months Ended
	September 30,
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

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2007
— CONTINUED —
At September 30, 2007, there were a total of 343,997 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of our stock options granted to key employees, officers and directors, for the purchase of shares of common stock, is as follows:

	Nine Months Ended September 30, 2007
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at the beginning of the period	143,997	$1.56

Options granted	200,000	$3.03

Options exercised	—	$0.00

Options expired or cancelled	—	$0.00

Options outstanding at the end of the period	343,997	$2.41	7.8	$318,843

Options exercisable at the end of the period	143,997	$1.56	5.3	$292,843

The following summarizes the net change in non-vested stock options for the nine months ended September 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	—	$0.00
Granted	200,000	$2.35
Canceled or expired	—	$0.00
Vested	—	$0.00

Nonvested at September 30, 2007	200,000	$2.35

As of September 30, 2007, there was $416,640 of unrecognized compensation cost related to 200,000 nonvested stock options granted in 2007 under the existing stock incentive plan, the 2000 Plan. This cost is expected to be recognized on a straight line basis over a period of 31 months, which is the remaining vesting period. Stock options granted in October 2007 resulted in additional unrecognized compensation cost of $310,818 to be recognized beginning in the fourth quarter of 2007. Unrecognized compensation cost of $254,910 will be recognized on a straight line basis over a vesting period of 24 months for 150,000 of the stock options granted and $55,908 will be recognized in the fourth quarter of 2007 due to immediate vesting of 28,500 of the stock options granted.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2007
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
At September 30, 2007, the range of warrant prices for shares of common stock underlying the warrants and the weighted-average remaining contractual life was as follows:

Warrants Outstanding, Fully Vested and Exercisable at
September 30, 2007
Weighted Average
	Weighted	Remaining
Number	Average	Contractual Life in
Outstanding	Exercise Price	Years
16,440	$5.88	1.4
The 8,572 warrants issued in March 2006 with the first private placement were exercised in 2006 at a price of $1.93 per share. The warrants outstanding represent the unexercised portion of 24,000 warrants issued in the second private placement in April 2006, of which 7,560 of the warrants were exercised in 2006 at an exercise price of $5.39 per share. The exercise price varies based on the following conditions: (i) until the later of the registration of the warrants or one year from the issue date, 110% of the purchase price of $4.90 per share; (ii) from the later of (x) the registration of the warrants or (y) one year, until two years from the issue date, 120% of the purchase price of $4.90 per share; and (iii) after the expiration of two years from the issue date of the warrants, 130% of the purchase price of $4.90 per share.
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
SEPTEMBER 30, 2007
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
SEPTEMBER 30, 2007
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
The provisions of FIN 48 have been applied to all of our material tax positions taken through the date of adoption and during the interim quarterly period ended September 30, 2007. We have determined that all of our material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by FIN 48. In addition, we have determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.
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
SEPTEMBER 30, 2007
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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
Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis or Plan of Operation” in this report.
Executive Summary
We are engaged in two lines of business: (i) provision of pipeline transportation services to producers/shippers, and (ii) oil and gas exploration and production. We conduct our operations through our subsidiaries. Our assets are located offshore and onshore in the Texas Gulf Coast area. Our goal is to create greater long-term value for our stockholders by increasing the utilization of our existing pipeline assets and acquiring additional strategic assets to diversify our asset base and improve our competitive position. Although we are primarily focused on acquisitions of pipeline assets, we will also continue to review and evaluate opportunities to acquire oil and gas properties.
Through the first three quarters of 2007 we have benefited from an increase in revenues from our pipeline operations resulting from the commencement of deliveries of production from shippers on both the Blue Dolphin System and the GA 350 Pipeline during 2006 and 2007. The level of throughput on the Blue Dolphin System has increased due to the addition of three shippers during 2006 and one shipper in July 2007. The shipper that commenced deliveries in July 2007 represented production from two wells. The GA 350 Pipeline throughput has also increased from the addition of one shipper in 2006 and two shippers

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
in 2007. Shippers commenced deliveries on the GA 350 Pipeline in June 2007 and September 2007. The Blue Dolphin System is currently transporting an aggregate of approximately 27 MMcf of gas per day from ten shippers and the GA 350 Pipeline is currently transporting an aggregate of approximately 35 MMcf of gas per day from six shippers.
Production and resulting revenues from our interests in wells in the High Island area have declined as reserves have been depleted. In High Island Block 37, one of the two wells shut in during April 2007 and production from that well has not been re-established. High Island Block 37 is currently producing approximately 2.5 MMcf of gas per day from one well. The High Island Block A-7 well experienced production difficulties during the second quarter of 2007. It has produced only intermittently since late-April and is currently shut in. Production data had previously indicated that the well was nearing the end of its productive life and this point may now have been reached. During the second quarter, a well in which we had previously earned a 2.5% working interest was drilled successfully in the High Island area. We do not yet know the level of production to expect from this well. We expect production to commence late in the fourth quarter 2007.
Despite the recent throughput gains, our pipeline assets remain significantly under-utilized. The Blue Dolphin System is currently operating at approximately 17% of capacity, the GA 350 Pipeline is currently operating at approximately 55% of capacity and the Omega Pipeline is inactive. Production declines, temporary stoppages or cessations of production from wells tied into our pipelines or from the High Island Block 37 well could have a material adverse effect on our cash flows and liquidity if the resulting revenue declines are not offset by revenues from other sources. Due to our small size, geographically concentrated asset base and limited capital resources, any negative event has the potential to have a significant adverse impact on our financial condition. We are continuing our efforts to increase the utilization of our existing assets and acquire additional assets that will diversify the risks to our cash flows and be accretive to earnings.
Liquidity and Capital Resources
At the end of the third quarter 2007, we had working capital of approximately $5.6 million compared to approximately $6.7 million at the end of 2006. At the end of the third quarter of 2006, working capital was approximately $5.9 million. The increase in working capital during 2006 was primarily the result of net proceeds of $3.8 million received from two private placements that were completed in March and April of 2006, revenues from oil and gas sales and increased revenues from our pipeline operations. Working capital at the end of the third quarter of 2007 reflects the impact of significantly reduced revenues from sales of oil and gas, partially offset by increased revenues from our pipeline operations.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
The following table summarizes our financial position for the periods indicated (in thousands):

	September 30,		December 31,
	2007		2006
	Amount	%	Amount	%
Working capital	$5,591	55	$6,652	57
Property and equipment, net	4,512	45	4,912	43
Other noncurrent assets	11	0	22	—

Total	$10,114	100	$11,586	100

Long-term liabilities	$1,771	18	$2,014	17
Stockholders’ equity	8,343	82	9,572	83

Total	$10,114	100	$11,586	100

Throughput on the Blue Dolphin System and the GA 350 Pipeline increased significantly during 2006 and 2007 as a result of production from seven shippers commencing deliveries from eight wells. Four of these shippers are delivering production into the Blue Dolphin System and three of the shippers are delivering production into the GA 350 Pipeline. In 2006, one shipper began deliveries into the Blue Dolphin System in each of May, June and November, and in 2007, a shipper began deliveries from two wells in July. On the GA 350 Pipeline, shippers began deliveries in December 2006, and in June and September of 2007. Additionally, in July 2006, an existing shipper successfully recompleted an existing well, resulting in an increase of daily production from that well. In June 2007, another existing shipper drilled a new well, also resulting in an increase of daily production.
We have significant available capacity on the Blue Dolphin System and the inactive Omega Pipeline and available capacity on the GA 350 Pipeline. We believe that the pipelines are in geographic market areas that are of interest to oil and gas operators. This assessment is based on leasing activity and information obtained directly from the operators of properties near our pipelines.
The average rates of throughput on the Blue Dolphin System and the GA 350 Pipeline during the first nine months of 2007 were significantly higher than the first half of 2006, however, the level of utilization of these pipelines is significantly below maximum capacity. The Blue Dolphin System is currently operating at approximately 17% of capacity, the GA 350 Pipeline is currently operating at approximately 55% of capacity and the Omega Pipeline is inactive. The Blue Dolphin System transported an average of 22.4 MMcf of gas per day during the first three quarters of 2007 as compared to 15.3 MMcf of gas per day during the first three quarters of 2006. The GA 350 Pipeline transported an average of 20.3 MMcf of gas per day during the first three quarters of 2007 as compared to 8.3 MMcf of gas per day during the first three quarters of 2006. Year to date revenues from pipeline operations increased to $1,808,693 in 2007 as compared to $1,342,699 in 2006, due to the higher volumes.
Our financial condition continues to be adversely affected by the low utilization of our pipeline assets. Ultimately, the future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipelines, as well as attraction and retention of producers/shippers to the pipeline systems. If we are successful in our efforts to attract additional reserves to our pipelines, we would gain additional throughput, resulting in additional revenues. Additional throughput will be required to offset the natural decline in throughput from existing wells as reserves are depleted.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
The revenues from our working interest in High Island Block 37 are declining as the rate of production declines as expected from the remaining producing well. Daily production from High Island Block 37 has declined by approximately 55% since September 30, 2006. We believe that production could continue into early 2008, however, the well could deplete faster than currently anticipated or could develop production problems resulting in the cessation of production. The High Island Block A-7 well is currently shut in and may have reached the end of its productive life.
During the second quarter, a well in which we had previously earned a 2.5% working interest was drilled successfully in the High Island area. We do not yet know the level of production to expect from this well. We expect production to commence late in the fourth quarter 2007. Without the revenues and resulting cash inflows we receive from oil and gas sales, we may not be able to generate sufficient cash from operations to cover our operating and general and administrative expenses.
We recognized gross oil and gas sales revenues of approximately $242,000 and $761,000 for the nine months ended September 30, 2007 and 2006, respectively, associated with our 2.8% contractual working interest in two wells in High Island Block 37. One High Island Block 37 well is currently producing at a rate of approximately 2.5 MMcf of gas per day and the second well is shut in. We recognized gross oil and gas sales revenues of approximately $211,000 and $1,152,000 for the nine months ended September 30, 2007 and 2006, respectively, associated with our approximate 8.9% working interest in the High Island Block A-7 well. The High Island A-7 well has produced only intermittently since April 2007.
The following table summarizes certain of our contractual obligations and other commercial commitments at September 30, 2007 (in thousands):

	Payments Due by Period
		1 Year			5 Years
	Total	or Less	1-3 Years	3-5 Years	or More
Operating leases	$409	$103	$306	$—	$—
Employment agreement	452	175	277	—	—
Asset retirement obligations	2,029	258	87	—	1,684

Total contractual obligations and other commercial commitments	$2,890	$536	$670	$—	$1,684

Results of Operations
For the three months ended September 30, 2007 (the “current quarter”), we reported a net loss of $238,148 compared to net income of $159,930 for the three months ended September 30, 2006 (the “previous quarter”). For the nine months ended September 30, 2007 (the “current period”), we reported a net loss of $1,341,821 compared to net income of $364,990 for the nine months ended September 30, 2006 (the “previous period”).

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenue from Pipeline Operations. Revenues from pipeline operations increased by $94,094, or 15%, in the current quarter to $717,118. Revenues in the current quarter from the Blue Dolphin System totaled approximately $612,000 compared to approximately $583,000 in the previous quarter primarily as a result of throughput from one new shipper who began deliveries in the current quarter. Daily gas volumes transported on the Blue Dolphin System averaged approximately 25 MMcf of gas per day in the current quarter compared to approximately 23 MMcf of gas per day in the previous quarter. Revenues on the GA 350 Pipeline increased by approximately $65,000 to approximately $105,000 in the current quarter due to an increase in average daily gas volumes transported to approximately 23 MMcf of gas per day in the current quarter from approximately 8 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $377,214, or 85%, to $68,470 in the current quarter due to the natural decline in the rate of production from High Island Block 37 and the cessation of production from High Island Block A-7. Revenue breakdown for the current quarter by field was $67,872 for High Island Block 37 and $598 for High Island Block A-7. The sales mix by product was 98% gas and 2% condensate and natural gas liquids. Our average realized gas price per Mcf in the current quarter was $6.32 compared to $5.52 in the previous quarter. Our average realized price per barrel of condensate was $70.82 in the current quarter compared to $68.45 in the previous quarter.
Pipeline Operating Expenses. Pipeline operating expenses increased by $41,777 to $349,293 in the current quarter. The increase was due primarily to an increase in insurance expense of approximately $70,000, offset by decreases in consulting fees of approximately $20,000 and contract labor costs of approximately $15,000.
Lease Operating Expenses. Lease operating expenses decreased $22,684 in the current quarter to $91,202 primarily due to the cessation of production at High Island Block A-7.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense increased by $16,472 in the current quarter to $134,041. Depreciation associated with estimated dismantlement costs increased by approximately $21,000 due to an increase in asset retirement obligations.
General and Administrative Expenses. General and administrative expenses increased $91,192 in the current quarter to $480,197 primarily due to an increase in officer and employee salaries of approximately $67,000 and approximately $40,000 in non-cash compensation expense associated with 2007 stock option grants. Also, employee insurance costs increased approximately $24,000 and office rent increased approximately $13,000. These increases were partially offset by decreases in consulting costs of approximately $48,000 and legal fees of approximately $20,000.
Interest and Other Income. Interest and other income increased $15,718 in the current quarter due to an increase in the interest rate earned on money market funds from the prior quarter.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenue from Pipeline Operations. Revenues from pipeline operations increased by $465,994, or 35%, in the current period to $1,808,693. Revenues in the current period from the Blue Dolphin System totaled approximately $1,548,000 compared to approximately $1,223,000 in the previous period primarily as a result of throughput from three new shippers in 2006, one new shipper in 2007 and a new well drilled by an existing shipper in 2007. Daily gas volumes transported through the Blue Dolphin System averaged approximately 22 MMcf of gas per day in the current period compared to approximately 15 MMcf of gas

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
per day in the previous period. Revenues on the GA 350 Pipeline increased by approximately $141,000 to approximately $261,000 in the current period primarily due to an increase in average daily gas volumes transported to approximately 20 MMcf of gas per day in the current period from approximately 8 MMcf of gas per day in the previous period.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $1,460,284, or 76%, to $452,818 in the current period. High Island Block A-7 ceased production in the current period and one well at High Island Block 37 ceased production in the current period, leaving one producing well. Revenues were also negatively affected by a decrease in the realized price of natural gas. Revenue breakdown for the current period by field was approximately $211,000 for High Island Block A-7 and $242,000 for High Island Block 37. The sales mix by product was 91% gas and 9% condensate and natural gas liquids. Our average realized gas price per Mcf in the current period was $6.63 compared to $7.83 in the previous period. Our average realized price per barrel of condensate was $56.01 in the current period compared to $64.59 in the previous period.
Pipeline Operating Expenses. Pipeline operating expenses increased by $598,036 to $1,428,156 in the current period. This increase was due primarily to costs of approximately $154,000 to repair a pipeline leak in January 2007, approximately $159,000 to repair the compressor at Platform C in Galveston Area Block 288, approximately $55,000 for painting and repairs to the office, buildings and barge dock at the Freeport facility, increased insurance costs of approximately $124,000 due to higher renewal rates and increased legal fees of approximately $45,000. The legal fees are primarily associated with an action filed against us, the outcome of which we do not believe will have a material impact.
Lease Operating Expenses. Lease operating expenses decreased $80,726 in the current period to $248,984 primarily due to the cessation of production at High Island Block A-7.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense increased by $78,391 in the current period to $423,420. Depreciation associated with estimated dismantlement costs increased by approximately $63,000 due to an increase in asset retirement obligations.
General and Administrative Expenses. General and administrative expenses increased $241,722 in the current period to $1,600,389 primarily due to increased employee-related expenses of approximately $284,000 associated with a staff addition, salary increases, officer bonuses of $60,000, 401(K) matching of approximately $23,000, increased employee health benefits expense of approximately $58,000 and approximately $54,000 in non-cash compensation expense associated with 2007 stock option grants. Accounting-related expenses increased approximately $67,000 primarily due to Sarbanes-Oxley compliance work. These increases were partially offset by decreased legal fees of approximately $79,000 and consulting fees of approximately $114,000.
Interest and Other Expense. Interest and other expense decreased $31,805 in the current period to $0 due to the elimination of our outstanding debt.
Interest and Other Income. Interest and other income increased $104,940 in the current period due to an increase in money market funds and an increase in the interest rate earned on those funds.
Recent Accounting Developments
See Note 7 in Item 1.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of September 30, 2007, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

By: BLUE DOLPHIN ENERGY COMPANY

November 13, 2007	/s/ IVAR SIEM Ivar Siem
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