Form 10-Q
period 2008-03-31
BLUE DOLPHIN ENERGY CO
filed 2008-05-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-15905
BLUE DOLPHIN ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-1268729
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
801 Travis Street, Suite 2100, Houston, Texas 77002
(Address of principal executive offices)
(713) 227-7660
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☑
As of May 14, 2008, there were 11,624,447 shares of the registrant’s common stock, par value $.01 per share, outstanding.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,056,463	$5,226,779
Accounts receivable	700,495	693,977
Prepaid expenses and other current assets	303,361	508,517

Total current assets	6,060,319	6,429,273

Property and equipment, at cost:
Oil and gas properties (full-cost method)	751,175	751,175
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	279,468	279,468

	8,470,006	8,470,006

Less:
Accumulated depletion, depreciation and amortization	4,097,425	3,966,087

	4,372,581	4,503,919

Other assets	9,463	10,640

Total Assets	$10,442,363	$10,943,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$326,330	$432,974
Accrued expenses and other liabilities	119,417	109,628
Asset retirement obligations — current portion	264,161	262,187
Other long-term liabilities — current portion	25,996	25,996

Total current liabilities	735,904	830,785

Long-term liabilities:
Other long-term liabilities, net of current portion	51,992	51,992
Asset retirement obligations, net of current portion	1,858,122	1,831,520

Total long-term liabilities	1,910,114	1,883,512

Common stock ($.01 par value, 25,000,000 shares authorized, 11,624,447 and 11,610,363 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	116,244	116,104
Additional paid-in capital	32,209,994	32,117,950
Accumulated deficit	(24,529,893)	(24,004,519)

	7,796,345	8,229,535

Total Liabilities and Stockholders’ Equity	$10,442,363	$10,943,832

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue from operations:
Pipeline operations	$547,817	$559,813
Oil and gas sales	130,720	295,183

Total revenue	678,537	854,996

Cost of operations:
Pipeline operating expenses	415,956	516,171
Lease operating expenses	50,173	67,318
Depletion, depreciation and amortizaton	131,338	137,176
General and administrative	633,809	483,362
Accretion expense	28,576	30,391

Total costs and expenses	1,259,852	1,234,418

Loss from operations	(581,315)	(379,422)

Other income (expense):
Interest and other expense	—	—
Interest and other income	55,941	60,234

Loss before income taxes	(525,374)	(319,188)

Income taxes	—	—

Net loss	$(525,374)	$(319,188)

Income per common share
Basic	$(0.05)	$(0.03)

Diluted	$(0.05)	$(0.03)

Weighted average number of common shares outstanding
Basic	11,617,328	11,557,128

Diluted	11,617,328	11,557,128

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net loss	$(525,374)	$(319,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	131,338	137,176
Accretion of asset retirement obligations	28,576	30,391
Common stock issued for services	20,000	14,160
Compensation from issuance of stock options	72,184	—
Changes in operating assets and liabilities:
Accounts receivable	(6,518)	425,138
Prepaid expenses and other assets	206,333	39,592
Abandonment costs incurred	—	(815)
Accounts payable and accrued expenses	(96,855)	88,891

Net cash provided by (used in) operating activities	(170,316)	415,345

Investing Activities	—	—

Financing Activities	—	—

Increase (decrease) in cash and cash equivalents	(170,316)	415,345

Cash and Cash Equivalents at Beginning of Period	5,226,779	5,499,147

Cash and Cash Equivalents at End of Period	$5,056,463	$5,914,492

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
1. Organization and Significant Accounting Policies
Organization
Blue Dolphin Energy Company was incorporated in Delaware in January 1986 to engage in oil and gas exploration, production and acquisition activities and oil and gas transportation and marketing. We were formed pursuant to a reorganization effective June 9, 1986.
The unaudited condensed consolidated financial statements of Blue Dolphin Energy Company and its subsidiaries (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. We believe that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full year.
Accounting Estimates
We have made a number of estimates and assumptions relating to the reporting of consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. This includes the estimated useful life of pipeline assets, valuation of stock-based payments and reserve information, which affects the depletion calculation as well as the full cost ceiling limitation. While we believe current estimates are reasonable and appropriate, actual results could differ from those estimated.
Fair Value Measurements
On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the Financial Acccounting Standards Board (“FASB”) issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our financial position and results of operations. We are assessing the impact of SFAS 157 for nonfinancial assets and liabilities.
On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose an irrevocable election to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We did not elect the fair value option under SFAS 159 for any of our financial assets or liabilities upon adoption.
Recent Accounting Developments
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
— Continued —
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
2. Earnings per Share
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
Employee stock options and stock warrants outstanding at March 31, 2008 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

		Weighted-
		Average Number
		of Common Shares
		Outstanding and	Per
		Potential Dilutive	Share
	Net Loss	Common Shares	Amount

Three months ended March 31, 2008
Basic and diluted loss per share	$(525,375)	11,617,328	$(0.05)

Three months ended March 31, 2007
Basic and diluted loss per share	$(319,188)	11,557,128	$(0.03)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
— Continued —
3. Business Segment Information
Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the three months ended March 31, 2008 and 2007, and at March 31, 2008, is as follows:

			Depletion,
		Operating	Depreciation and
	Revenues	Income (Loss)(*)	Amortization
Three Months ended March 31, 2008:
Pipeline operations	$547,817	$(407,385)	$104,332
Oil and gas exploration and production	130,720	(45,478)	25,398
Other	—	(128,452)	1,608

Consolidated	$678,537	(581,315)	$131,338

Other income, net		55,941
Income before income taxes		$(525,374)

Three Months ended March 31, 2007:
Pipeline operations	$559,813	$(314,858)	$101,968
Oil and gas exploration and production	295,183	65,227	33,890
Other	—	(129,791)	1,318

Consolidated	$854,996	(379,422)	$137,176

Other income, net		60,234
Loss before income taxes		$(319,188)

March 31, 2008
Identifiable assets:
Pipeline operations	$5,580,894
Oil and gas exploration and production	326,538
Other	4,534,931

Consolidated	$10,442,363

(*)	Consolidated income or loss from operations includes $126,843 and $128,473 in unallocated general and administrative expenses, and $1,608 and $1,318 in unallocated depletion, depreciation and amortization for the three months ended March 31, 2008 and 2007, respectively. All unallocated amounts are included in “Other.”
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
— Continued —
4. Stock-Based Compensation
Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards was increased from 650,000 shares to 1,200,000 shares after approval by our stockholders at the 2007 Annual Meeting of Stockholders, which was held on May 30, 2007. As of March 31, 2008, we had 274,040 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. The 2000 Plan is administered by the Compensation Committee of our Board of Directors.
Pursuant to SFAS 123(R), we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used to determine the fair value of stock options granted during the year ended December 31, 2007. There were no stock options granted in the current quarter.

December 31,
2007

Stock options granted	378,500
Risk-free interest rate	4.31 to 4.80%
Expected term, in years	3.75 to 5.97
Expected volatility	81.67 to 92.4%
Dividend yield	0.00%
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
The expected term of options granted used in the model represents the period of time that options granted are expected to be outstanding. The method used to estimate the expected term is the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. This number is calculated by taking the average of the sum of the vesting period and the original contract term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of the grant. As we have not declared dividends on our common stock since we became a public company, no dividend yield was used. No forfeiture rate was assumed due to the forfeiture history for this type of award. Actual value realized, if any, is dependent on the future performance of our common stock and overall stock market conditions. There is no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton option-pricing model.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
— Continued —
At March 31, 2008, there were a total of 491,559 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of our stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the period indicated, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2006	143,997	$1.56
Options granted	378,500	$2.93
Options exercised	(27,938)	$0.80
Options expired or cancelled	(3,000)	$6.00

Options outstanding at December 31, 2007	491,559	$2.61
Options granted	—	$0.00
Options exercised	—	$0.00
Options expired or cancelled	—	$0.00

Options outstanding at March 31, 2008	491,559	$2.61	7.0	$55,738

Options exercisable at March 31, 2008	141,559	$1.86	5.4	$55,738

The following table summarizes additional information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining	Weighted		Average
Range of Exercise	Number	Contractual Life	Average Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.35 to $0.80	70,830	5.1	$0.44	70,830	$0.44
$1.55 to $1.90	23,429	3.9	$1.71	23,429	$1.71
$2.81 to $2.99	378,500	7.8	$2.91	28,500	$2.81
$6.00	18,800	2.1	$6.00	18,800	$6.00

	491,559			141,559

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
— Continued —
The following summarizes the net change in non-vested stock options for the years shown:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2006	—	$0.00
Granted	378,500	$2.06
Canceled or expired	—	$0.00
Vested	(28,500)	$1.96

Non-vested at December 31, 2007	350,000	$2.05
Granted	—	$0.00
Canceled or expired	—	$0.00
Vested	—	$0.00

Non-vested at March 31, 2008	350,000	$2.05

As of March 31, 2008, there was $527,183 of unrecognized compensation cost related to 350,000 nonvested stock options granted in 2007 under the existing stock incentive plan, the 2000 Plan. Unrecognized compensation cost of $336,000 and $191,183 will be recognized on a straight line basis over a vesting period of 25 and 18 months for 200,000 and 150,000 of the stock options granted, respectively.
5. Warrants
A summary of warrant activity for 2008 and 2007 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2006	16,440	$5.39	16,440	$5.39
Granted	—	$0.00
Exercised	—	$0.00

Outstanding, December 31, 2007	16,440	$5.88	16,440	$5.88
Granted	—	$0.00
Exercised	—	$0.00

Outstanding, March 31, 2008	16,440	$5.88	16,440	$5.88

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
— Continued —
At March 31, 2008, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life was as follows:

Warrants Outstanding, Fully Vested and Exercisable at March 31, 2008
Weighted Average
		Remaining	Weighted
		Contractual Life in	Average Exercise
Exercise Prices	Number Outstanding	Years	Price

$5.50 to $6.00	16,440	1.0	$5.88
These securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.
6. Contingencies
From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements
Certain of the statements included in this quarterly report on Form 10-Q, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:
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
Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
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
During 2007, we benefited from an increase in revenues from our pipeline operations resulting from the commencement of deliveries of production from shippers on both the Blue Dolphin System and the GA 350 Pipeline. On the Blue Dolphin System, one shipper commenced deliveries in July 2007 from two wells. The Blue Dolphin System is currently transporting an aggregate of approximately 23 MMcf of gas per day representing production from ten wells from eight shippers.
GA 350 Pipeline throughput has also increased from the addition of two shippers in 2007. The GA 350 Pipeline is currently transporting an aggregate of approximately 29 MMcf of gas per day representing production from six wells from five shippers.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
— Continued —
Production and resulting revenues from our interests in wells in the High Island area have declined as reserves are depleting. High Island Block 37 is currently producing approximately 3 MMcf of gas per day from one well. We elected to participate in an exploratory well in High Island Block 37 at our 2.8% working interest. Drilling of the well commenced in mid April 2008. Drilling results should be available in the third quarter.
The High Island Block A-7 well experienced production difficulties during the second quarter of 2007 and is currently shut in. Production data had previously indicated that the well was nearing the end of its productive life and this point may now have been reached.
During the second quarter of 2007, a well in High Island Block 115 in which we had previously earned a 2.5% working interest was re-entered and successfully sidetracked. Production from this well commenced in late-November 2007. The well is currently producing approximately 9 MMcf of gas per day.
Despite recent throughput gains, our pipeline assets remain significantly underutilized. The Blue Dolphin System is currently operating at approximately 11% of capacity, the GA 350 Pipeline is currently operating at approximately 45% of capacity and the Omega Pipeline is inactive. Production declines, temporary stoppages or cessations of production from wells tied into our pipelines or from our High Island area wells could have a material adverse effect on our cash flows and liquidity if the resulting revenue declines are not offset by increases in revenues from existing sources or revenues from other sources. Due to our small size, geographically concentrated asset base and limited capital resources, any negative event has the potential to have a material adverse impact on our financial condition. We are continuing our efforts to increase the utilization of our existing assets and acquire additional assets that will diversify the risks to our cash flows and be accretive to earnings.
Liquidity and Capital Resources
At March 31, 2008, our available working capital was approximately $5.3 million, a decrease of $0.3 million from approximately $5.6 million of working capital at December 31, 2007 and a decrease of $1.2 million from approximately $6.5 million of working capital at March 31, 2007. The decrease in working capital was due primarily to a reduction in oil and gas production and associated revenue from our producing wells. Due to the low utilization of our pipeline assets, without the revenues and resulting cash inflows we receive from oil and gas sales, we may not be able to generate sufficient cash from operations to cover our operating and general and administrative expenses.
The following table summarizes our financial position at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,		December 31,
	2008		2007
	Amount	%	Amount	%

Working capital	$5,324	55%	$5,598	55%
Property and equipment, net	4,373	45%	4,504	45%
Other noncurrent assets	9	—	11	—

Total	$9,706	100%	$10,113	100%

Long-term liabilities	$1,910	20%	$1,883	19%
Stockholders’ equity	7,796	80%	8,230	81%

Total	$9,706	100%	$10,113	100%

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
— Continued —
Our financial condition continues to be adversely affected by the low utilization of our pipeline assets. The average rates of throughput on the Blue Dolphin System and the GA 350 Pipeline increased during 2007, however, the level of utilization of these pipelines is significantly below available capacity. The Blue Dolphin System is currently transporting approximately 23 MMcf of gas per day and the GA 350 Pipeline is currently transporting approximately 29 MMcf of gas per day. This time last year, the Blue Dolphin System was transporting 20 MMcf of gas per day and the GA 350 Pipeline was transporting 20 MMcf of gas per day.
All five of the shippers we have contracted with since 2005 have commenced deliveries. Four of the shippers are delivering production into the Blue Dolphin System and one of the shippers is delivering production into the GA 350 Pipeline. In July 2007, a shipper began deliveries from two wells into the Blue Dolphin System. On the GA 350 Pipeline, shippers began deliveries in June and September of 2007. In addition to the throughput gains from shippers added to the pipelines, the Blue Dolphin System also benefited from the drilling activities of certain existing shippers. In June 2007, an existing shipper drilled a new well, which resulted in an increase in daily production delivered to us.
First quarter revenues from pipeline operations decreased slightly to $547,817 in 2008 as compared to $559,813 in 2007. Throughput on the Blue Dolphin System during the first quarter of 2008 averaged 20.8 MMcf of gas per day as compared to 22.2 MMcf of gas per day during the first quarter of 2007. Average throughput on the GA 350 Pipeline was 24.5 MMcf of gas per day during the first quarter of 2008 as compared to 17.7 MMcf of gas per day during the first quarter of 2007.
We have significant available capacity on the Blue Dolphin System, the GA 350 Pipeline and the inactive Omega Pipeline. We believe that the pipelines are in geographic market areas that are of interest to oil and gas operators. This assessment is based on leasing activity and information obtained directly from the operators of properties near our pipelines. There were nine new discoveries near the Blue Dolphin System and the GA 350 Pipeline during the period from 2005 through early 2007. We have contracted to provide transportation and handling services to operators of five of the nine discoveries.
Ultimately, the future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipelines, as well as attraction and retention of producers/shippers to the pipeline systems. If we are successful in our efforts to attract additional shippers to our pipelines, we would gain additional throughput resulting in additional revenues. Additional throughput will be required to offset the natural decline in throughput from existing wells as reserves are depleted.
We recognized gross oil and gas sales revenues of $130,720 and $295,183 for the three months ended March 31, 2008 and 2007, respectively.
Revenues from our working interest in High Island Block 37 have declined as the rate of production has declined. High Island Block 37 production averaged approximately 5.4 MMcf of gas per day in 2007. The A-2 well experienced production problems in April 2007 and was shut in for approximately eight months. The well began producing again in December 2007, and is currently producing at a rate of approximately 3 MMcf of gas per day. We believe that the A-2 well could continue to produce until mid-2008, however, the well could deplete faster than currently anticipated or could develop production problems resulting in the cessation of production. The B-1 well went off production in January 2008. Production from that well has not yet been re-established. At this time last year the B-1 well was producing approximately 4 MMcf of gas per day. The resulting decline in the aggregate production from High Island Block 37 is approximately 25%. We have elected to participate in an exploratory well in High Island Block 37 at our 2.8% working interest. Drilling of the well commenced in mid April 2008. Drilling results should be available in the third quarter.
The High Island Block A-7 well experienced production problems in the second quarter 2007. The well has produced only intermittently since. It is currently shut in and may have reached the end of its productive life. The well averaged approximately 0.7 MMcf of gas per day in 2007.
During the second quarter of 2007, a well in High Island Block 115 in which we had previously earned a 2.5% working interest was re-entered and successfully sidetracked. The well commenced production in late November

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
— Continued —
2007 and produced at an average rate of approximately 6.3 MMcf of gas per day during the remainder of 2007. The well is currently producing at a rate of approximately 9 MMcf of gas per day.
The following table summarizes certain of our contractual obligations and other commercial commitments at March 31, 2008 (in thousands):

	Payments Due by Period
		1 Year			5 Years
	Total	or Less	1-3 Years	3-5 Years	or More

Operating leases	$357	$77	$280	$—	$—
Employment agreement	365	175	190	—	—
Asset retirement obligations	2,122	264	89	36	1,733
Other long-term liabilities	78	26	52	—	—

Total contractual obligations and other commercial commitments	$2,922	$542	$611	$36	$1,733

Results of Operations
For the three months ended March 31, 2008 (the “current quarter”), we reported a net loss of $525,374 compared to a net loss of $319,188 for the three months ended March 31, 2007 (the “previous quarter”).
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $11,996, or 2%, in the current quarter to $547,817. Revenues in the current quarter from the Blue Dolphin System decreased to approximately $443,000 compared to approximately $488,000 in the previous quarter due to normal production declines from existing shippers. Daily gas volumes transported on the Blue Dolphin System averaged 20.8 MMcf of gas per day in the current quarter, down from 22.0 MMcf of gas per day in the previous quarter. Revenues on the GA 350 Pipeline increased by approximately $33,000 in the current quarter due to an increase in average daily gas volumes transported to 24.5 MMcf of gas per day in the current quarter from 17.7 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $164,463, or 56%, to $130,720 in the current quarter due to the natural decline production from the High Island Block 37 wells and the cessation of production from High Island Block A-7. The decrease was partially offset by new production from High Island Block 115, which commenced in November 2007. Revenue breakdown for the current quarter by field was $82,998 for High Island Block 115 and $47,722 for High Island Block 37. The sales mix by product was 97% gas and 3% condensate. Our average realized gas price per Mcf in the current quarter was $7.89 compared to $7.00 in the previous quarter. Our average realized price per barrel of condensate was $115.45 in the current quarter compared to $54.79 in the previous quarter.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter decreased by $100,215 to $415,956 due to decreases in pipeline repair costs of approximately $165,000, legal costs of approximately $46,000 and contract labor of approximately $21,000. The decrease was partially offset by increases in property insurance of approximately $72,000, salt water disposal costs of approximately $26,000 and storage tank repairs of approximately $24,000.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
— Continued —
General and Administrative Expenses. General and administrative expenses increased by $150,447 to $633,809 in the current quarter due to increases in employee related costs of approximately $161,000, which includes approximately $72,000 of stock option expense, and office rent of approximately $30,000. The increase was partially offset by decreases in other accounting expense of approximately $39,000 and legal costs of approximately $13,000.
Recent Accounting Developments
See Note 1 in Item 1.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of March 31, 2008, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
          (a) Exhibits:
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 26, 2007 (Commission File No. 000-15905).

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY
May 14, 2008	/s/ IVAR SIEM
IVAR SIEM
Chairman and Chief Executive Officer

/s/ T. SCOTT HOWARD
T. SCOTT HOWARD
Accounting Manager, Assistant Treasurer and Assistant Secretary (Principal Accounting and Financial Officer)

Exhibit Index
          (a) Exhibits:
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 26, 2007 (Commission File No. 000-15905).