Form 10-Q
period 2008-06-30
BLUE DOLPHIN ENERGY CO
filed 2008-08-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
Commission File Number: 0-15905
BLUE DOLPHIN ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-1268729
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
801 Travis Street, Suite 2100, Houston, Texas 77002
(Address of principal executive offices)
(713) 568-4725
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 14, 2008, there were 11,639,715 shares of the registrant’s common stock, par value $.01 per share, outstanding.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,527,433	$5,226,779
Accounts receivable	559,766	693,977
Prepaid expenses and other current assets	723,982	508,517

Total current assets	5,811,181	6,429,273

Property and equipment, at cost:
Oil and gas properties (full-cost method)	1,108,433	751,175
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	285,916	279,468

	8,833,712	8,470,006

Less:
Accumulated depletion, depreciation and amortization	4,215,115	3,966,087

	4,618,597	4,503,919

Other assets	9,463	10,640

Total Assets	$10,439,241	$10,943,832

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$472,561	$432,974
Accrued expenses and other liabilities	26,626	109,628
Asset retirement obligations — current portion	264,538	262,187
Other long-term liabilities — current portion	25,996	25,996

Total current liabilities	789,721	830,785

Long-term liabilities:
Other long-term liabilities, net of current portion	51,992	51,992
Asset retirement obligations, net of current portion	1,884,478	1,831,520

Total long-term liabilities	1,936,470	1,883,512

Total Liabilities	2,726,191	2,714,297

Stockholders’ Equity:
Common stock ($.01 par value, 25,000,000 shares authorized, 11,639,715 and 11,610,363 shares issued and outstanding at June 30, 2008 and December 31, 2007 respectively)	116,397	116,104
Additional paid-in capital	32,302,025	32,117,950
Accumulated deficit	(24,705,372)	(24,004,519)

Total Stockholders’ Equity	7,713,050	8,229,535

Total Liabilities and Stockholders’ Equity	$10,439,241	$10,943,832

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue from operations:
Pipeline operations	$695,402	$531,762	$1,243,219	$1,091,575
Oil and gas sales	293,553	89,165	424,273	384,348

Total revenue	988,955	620,927	1,667,492	1,475,923

Cost of operations:
Pipeline operating expenses	402,096	562,692	818,052	1,078,863
Lease operating expenses	83,094	90,464	133,267	157,782
Depletion, depreciation and amortizaton	117,690	152,203	249,028	289,379
General and administrative	561,548	636,830	1,195,357	1,120,192
Accretion expense	26,733	30,391	55,309	60,782

Total costs and expenses	1,191,161	1,472,580	2,451,013	2,706,998

Loss from operations	(202,206)	(851,653)	(783,521)	(1,231,075)

Other income (expense):
Interest and other income	26,727	67,168	82,668	127,402

Loss before income taxes	(175,479)	(784,485)	(700,853)	(1,103,673)

Income taxes	—	—	—	—

Net loss	$(175,479)	$(784,485)	$(700,853)	$(1,103,673)

Loss per common share
Basic	$(0.02)	$(0.07)	$(0.06)	$(0.10)

Diluted	$(0.02)	$(0.07)	$(0.06)	$(0.10)

Weighted average number of common shares outstanding
Basic	11,632,165	11,560,361	11,624,746	11,558,754

Diluted	11,632,165	11,560,361	11,624,746	11,558,754

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net loss	$(700,853)	$(1,103,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	249,028	289,379
Accretion of asset retirement obligations	55,309	60,782
Common stock issued for services	40,000	39,160
Compensation from issuance of stock options	144,368	13,440
Changes in operating assets and liabilities:
Accounts receivable	134,211	736,639
Prepaid expenses and other assets	(214,288)	(334,133)
Abandonment costs incurred	—	(32,133)
Accounts payable and accrued expenses	(43,415)	184,482

Net cash used in operating activities	(335,640)	(146,057)

Investing Activities
Exploration and development costs	(357,258)	—
Capital expenditures	(6,448)	(22,224)

Net cash used in investing activities	(363,706)	(22,224)

Financing Activities	—	—

Decrease in cash and cash equivalents	(699,346)	(168,281)

Cash and Cash Equivalents at Beginning of Period	5,226,779	5,499,147

Cash and Cash Equivalents at End of Period	$4,527,433	$5,330,866

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
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
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year.
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
Fair Value Measurements
On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our financial position and results of operations. We are assessing the impact of SFAS 157 for nonfinancial assets and liabilities.
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
June 30, 2008
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
In December 2007, the FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any non-controlling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the company separately in our consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.
2. Earnings per Share
We apply the provisions of SFAS No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires the presentation of basic earnings per share (“EPS”) which excludes the dilutive effect of securities or contracts to issue common stock, and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the diluted weighted average number of shares of common stock outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
— Continued —
Employee stock options and stock warrants outstanding at June 30, 2008 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

		Weighted
		Average Number
		of Shares of
		Common Stock
		Outstanding and
		Potential Dilutive	Per
		Shares of	Share
	Net Loss	Common Stock	Amount
Three months ended June 30, 2008 Basic and diluted loss per share	$(175,479)	11,632,165	$(0.02)

Three months ended June 30, 2007 Basic and diluted loss per share	$(784,485)	11,560,361	$(0.07)

Six months ended June 30, 2008 Basic and diluted loss per share	$(700,853)	11,624,746	$(0.06)

Six months ended June 30, 2007 Basic and diluted loss per share	$(1,103,673)	11,558,754	$(0.10)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
— Continued —
3. Business Segment Information
Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the three and six months ended June 30, 2008 and June 30, 2007 and at June 30, 2008 is as follows:

			Depletion,
		Operating	Depreciation and
	Revenues	Income (Loss)(*)	Amortization

Three Months ended June 30, 2008:
Pipeline operations	$695,402	$(170,730)	$104,332
Oil and gas exploration and production	293,553	40,999	12,315
Other	—	(72,475)	1,043

Consolidated	$988,955	(202,206)	$117,690

Other income, net		26,727

Loss before income taxes		$(175,479)

Three Months ended June 30, 2007:
Pipeline operations	$531,762	$(583,451)	$105,360
Oil and gas exploration and production	89,165	(161,239)	45,484
Other	—	(106,963)	1,359

Consolidated	$620,927	(851,653)	$152,203

Other income, net		67,168

Loss before income taxes		$(784,485)

Six Months ended June 30, 2008:
Pipeline operations	$1,243,219	$(578,115)	$208,663
Oil and gas exploration and production	424,273	(4,479)	37,714
Other	—	(200,927)	2,651

Consolidated	$1,667,492	(783,521)	$249,028

Other income, net		82,668

Loss before income taxes		$(700,853)

Six Months ended June 30, 2007:
Pipeline operations	$1,091,575	$(898,309)	$207,328
Oil and gas exploration and production	384,348	(96,012)	79,373
Other	—	(236,754)	2,678

Consolidated	$1,475,923	(1,231,075)	$289,379

Other income, net		127,402

Loss before income taxes		$(1,103,673)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
— Continued —

June 30, 2008
Identifiable assets:
Pipeline operations	$5,286,411
Oil and gas exploration and production	625,439
Other	4,527,391

Consolidated	$10,439,241

(*)	Consolidated loss from operations includes $71,432 and $105,604 in unallocated general and administrative expenses, and $1,043 and $1,359 in unallocated depletion, depreciation and amortization for the three months ended June 30, 2008 and 2007, respectively. All unallocated amounts are included in “Other.”

Consolidated loss from operations includes $198,276 and $234,077 in unallocated general and administrative expenses, and $2,651 and $2,678 in unallocated depletion, depreciation and amortization for the six months ended June 30, 2008 and 2007, respectively. All unallocated amounts are included in “Other.”
4. Stock-Based Compensation
Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards was increased from 650,000 shares to 1,200,000 shares after approval by our stockholders at the 2007 Annual Meeting of Stockholders, which was held on May 30, 2007. As of June 30, 2008, we had 274,040 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. The 2000 Plan is administered by the Compensation Committee of our Board of Directors.
Pursuant to SFAS 123R, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used to determine the fair value of stock options granted during the year ended December 31, 2007. There were no stock options granted for the six months ended June 30, 2008.

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
June 30, 2008
— Continued —
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
At June 30, 2008, there were a total of 491,559 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of our stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the period indicated, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2006	143,997	$1.56
Options granted	378,500	$2.93
Options exercised	(27,938)	$0.80
Options expired or cancelled	(3,000)	$6.00

Options outstanding at December 31, 2007	491,559	$2.61
Options granted	—	$—
Options exercised	—	$—
Options expired or cancelled	—	$—

Options outstanding at June 30, 2008	491,559	$2.61	6.7	$128,880

Options exercisable at June 30, 2008	207,559	$2.22	6.3	$128,880

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
— Continued —
The following table summarizes additional information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.35 to $0.80	70,830	4.8	$0.44	70,830	$0.44
$1.55 to $1.90	23,429	3.6	$1.71	23,429	$1.71
$2.81 to $2.99	378,500	7.5	$2.91	94,500	$2.94
$6.00	18,800	1.9	$6.00	18,800	$6.00

	491,559			207,559

The following summarizes the net change in non-vested stock options for the periods shown:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at December 31, 2006	—	$—
Granted	378,500	$2.06
Canceled or expired	—	$—
Vested	(28,500)	$1.96

Non-vested at December 31, 2007	350,000	$2.05
Granted	—	$—
Canceled or expired	—	$—
Vested	(66,000)	$2.35

Non-vested at June 30, 2008	284,000	$2.01

As of June 30, 2008, there was $453,593 of unrecognized compensation cost related to 350,000 nonvested stock options granted in 2007 under the 2000 Plan. Unrecognized compensation cost of $289,225 and $164,368, respectively, will be recognized on a straight line basis over vesting periods of 22 and 15 months for 200,000 and 150,000 of the stock options granted.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
— Continued —
5. Warrants
A summary of warrant activity for the periods shown is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2006	16,440	$5.39	16,440	$5.39
Granted	—	$—
Exercised	—	$—

Outstanding, December 31, 2007	16,440	$5.88	16,440	$5.88
Granted	—	$—
Exercised	—	$—

Outstanding, June 30, 2008	16,440	$6.37	16,440	$6.37

At June 30, 2008, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life was as follows:

Warrants Outstanding, Fully Vested and Exercisable at
June 30, 2008
Weighted Average
		Remaining	Weighted
	Number	Contractual Life in	Average Exercise
Exercise Prices	Outstanding	Years	Price
$6.00 to $6.50	16,440	0.8	$6.37
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
Cautionary Statements
Certain of the statements included in this quarterly report on Form 10-Q, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:
•	the level of utilization of our pipelines;

•	availability and cost of capital;

•	actions or inactions of third party operators for properties where we have an interest;

•	the risks associated with exploration;

•	the level of production from our oil and gas properties;

•	oil and gas price volatility;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	regulatory developments; and

•	general economic conditions.
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
During 2007, we benefited from an increase in revenues from our pipeline operations resulting from the commencement of deliveries of production from shippers on both the Blue Dolphin System and the GA 350 Pipeline. On the Blue Dolphin System, one shipper commenced deliveries in July 2007 from two wells. The Blue Dolphin System is currently transporting an aggregate of approximately 27 MMcf of gas per day representing production from ten wells from eight shippers.
GA 350 Pipeline throughput has also increased from the addition of two shippers in 2007. The GA 350 Pipeline is currently transporting an aggregate of approximately 23 MMcf of gas per day representing production from six wells from five shippers.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
— Continued —
Production and resulting revenues from our interests in wells in the High Island area have declined as reserves are depleting. High Island Block 37 is currently producing approximately 2 MMcf of gas per day from one well. We elected to participate in an exploratory well in High Island Block 37 at our 2.8% working interest. Drilling of the well commenced in mid April 2008. The well was determined to be non-commercial subsequent to the current quarter end and will be plugged and abandoned in the third quarter. We expect the remaining costs, subsequent to the end of the current quarter, to total approximately $323,000.
The High Island Block A-7 well experienced production difficulties during the second quarter of 2007 and is currently shut in. Production data had previously indicated that the well was nearing the end of its productive life and this point may have been reached. We hold an 8.98% working interest in the block. Activity going forward has not yet been determined by the working interest partners in the block.
During the second quarter of 2007, a well in High Island Block 115 in which we had previously earned a 2.5% working interest was re-entered and successfully sidetracked. Production from this well commenced in late-November 2007. The well is currently producing approximately 9 MMcf of gas per day.
Despite recent throughput gains, our pipeline assets remain significantly underutilized. The Blue Dolphin System is currently operating at approximately 13% of capacity, the GA 350 Pipeline is currently operating at approximately 35% of capacity and the Omega Pipeline is inactive. Production declines, temporary stoppages or cessations of production from wells tied into our pipelines or from our High Island area wells could have a material adverse effect on our cash flows and liquidity if the resulting revenue declines are not offset by increases in revenues from existing sources or revenues from other sources. Due to our geographically concentrated asset base and limited capital resources, any negative event has the potential to have a material adverse impact on our financial condition. We are continuing our efforts to increase the utilization of our existing assets and acquire additional assets that will diversify the risks to our cash flows and be accretive to earnings.
Liquidity and Capital Resources
At June 30, 2008, our available working capital was approximately $5.0 million, a decrease of $0.6 million from approximately $5.6 million at both December 31 and June 30, 2007. The decrease in working capital was due primarily to the property insurance renewal in the current quarter and payments for the drilling of an exploratory well in High Island Block 37. Due to the low utilization of our pipeline assets, without the revenues and resulting cash inflows we receive from oil and gas sales, we may be required to use our cash and cash equivalents to cover a portion of our operating and general and administrative expenses.
The following table summarizes our financial position at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,		December 31,
	2008		2007
	Amount	%	Amount	%
Working capital	$5,021	52%	$5,598	55%
Property and equipment, net	4,619	48%	4,504	45%
Other noncurrent assets	9	—	11	—

Total	$9,649	100%	$10,113	100%

Long-term liabilities	$1,936	20%	$1,883	19%
Stockholders’ equity	7,713	80%	8,230	81%

Total	$9,649	100%	$10,113	100%

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
— Continued —
Our financial condition continues to be adversely affected by the low utilization of our pipeline assets. The Blue Dolphin System is currently transporting approximately 27 MMcf of gas per day. The GA 350 Pipeline is currently transporting approximately 23 MMcf of gas per day. This time last year, the Blue Dolphin System was transporting 28 MMcf of gas per day and the GA 350 Pipeline was transporting 19 MMcf of gas per day.
During the first six months of 2008, revenues from pipeline operations increased to $1,243,219 as compared to $1,091,575 in 2007. The increase in revenue was primarily attributable to an increase in throughput on the GA 350 Pipeline. Throughput on the Blue Dolphin System during the first six months of 2008 and 2007 averaged 21.2 MMcf of gas per day. Average throughput on the GA 350 Pipeline was 25.5 MMcf of gas per day during the first six months of 2008 as compared to 18.7 MMcf of gas per day during the first six months of 2007.
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
We recognized gross oil and gas sales revenues of $424,273 and $384,348 for the six months ended June 30, 2008 and 2007, respectively.
Revenues from our working interest in High Island Block 37 have declined as the rate of production has declined. High Island Block 37 production averaged approximately 5.4 MMcf of gas per day in 2007. The A-2 well experienced production problems in April 2007 and was shut in for approximately eight months. The well began producing again in December 2007, and is currently producing at a rate of approximately 2 MMcf of gas per day. We believe that the A-2 well could continue to produce until late 2008, however, the well could deplete faster than currently anticipated or could develop production problems resulting in the cessation of production. The B-1 well went off production in January 2008. Production from that well has not yet been re-established. At this time last year the B-1 well was producing approximately 5 MMcf of gas per day. The resulting decline in the aggregate production from High Island Block 37 is approximately 60%. We elected to participate in an exploratory well in High Island Block 37 at our 2.8% working interest. Drilling of the well commenced in mid April 2008. Subsequent to the end of the current quarter, the well was determined to be non-commercial and will be plugged and abandoned in the third quarter.
The High Island Block A-7 well experienced production problems in the second quarter 2007. The well has produced only intermittently since. It is currently shut in and may have reached the end of its productive life. The well averaged approximately 0.7 MMcf of gas per day in 2007. Future plans for the block have not been determined.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
— Continued —
The following table summarizes certain of our contractual obligations and other commercial commitments at June 30, 2008 (in thousands):

	Payments Due by Period
		1 Year			5 Years
	Total	or Less	1-3 Years	3-5 Years	or More
Operating leases	$331	$103	$228	$—	$—
Employment agreement	321	175	146	—	—
Asset retirement obligations	2,149	265	125	—	1,759
Other long-term liabilities	78	26	52	—	—

Total contractual obligations and other commercial commitments	$2,879	$569	$551	$—	$1,759

Results of Operations
For the three months ended June 30, 2008 (the “current quarter”), we reported a net loss of $175,479 compared to a net loss of $784,485 for the three months ended June 30, 2007 (the “previous quarter”). For the six months ended June 30, 2008 (the “current period”), we reported a net loss of $700,853 compared to a net loss of $1,103,673 for the six months ended June 30, 2007 (the “previous period”).
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenue from Pipeline Operations. Revenues from pipeline operations increased by $163,640, or 31%, in the current quarter to $695,402. Revenues in the current quarter from the Blue Dolphin System increased to approximately $583,000 compared to approximately $447,000 in the previous quarter due to increased throughput from existing shippers. Daily gas volumes transported on the Blue Dolphin System averaged 21.6 MMcf of gas per day in the current quarter, up from 19.7 MMcf of gas per day in the previous quarter. Revenues on the GA 350 Pipeline increased by approximately $27,000 in the current quarter due to an increase in average daily gas volumes transported to 26.5 MMcf of gas per day in the current quarter from 19.7 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales increased by $204,388, or 229%, to $293,553 in the current quarter primarily due to production from High Island Block 115, which commenced in November 2007. Revenue breakdown for the current quarter by field was $133,606 for High Island Block 115 and $159,947 for High Island Block 37. The sales mix by product was 99% gas and 1% condensate. Our average realized gas price per Mcf in the current quarter was $10.99 compared to $6.40 in the previous quarter.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter decreased by $160,596 to $402,096 due to decreases in compressor repair costs of approximately $136,000, legal costs of approximately $34,000 and plant site maintenance expense of approximately $42,000. The decrease was partially offset by increases in property insurance of approximately $33,000 and storage tank repairs of approximately $25,000.
General and Administrative Expenses. General and administrative expenses decreased by $75,282 to $561,548 in the current quarter due to decreases in office expense of approximately $62,000, legal costs of approximately $15,000 and employee related costs of approximately $10,000. The decrease was partially offset by an increase in office rent of approximately $18,000.
Interest and Other Income. Interest income decreased by $40,441 to $26,727 in the current quarter due to decreases in money market funds and the interest rate earned on those funds.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
— Continued —
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenue from Pipeline Operations. Revenues from pipeline operations increased by $151,644, or 14%, in the current period to $1,243,219. Revenues in the current period from the Blue Dolphin System increased to approximately $1,026,000 compared to approximately $935,000 in the previous period due to increased commodity prices for condensate. Daily gas volumes transported on the Blue Dolphin System averaged 21.2 MMcf of gas per day in both the current period and the previous period. Revenues on the GA 350 Pipeline increased by approximately $61,000 in the current period due to an increase in average daily gas volumes transported to 25.5 MMcf of gas per day in the current period from 18.7 MMcf of gas per day in the previous period.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales increased by $39,925, or 10%, to $424,273 in the current period primarily due to production from High Island Block 115, which commenced in November 2007. Revenue breakdown for the current period by field was $216,604 for High Island Block 115 and $207,669 for High Island Block 37. The sales mix by product was 98% gas and 2% condensate. Our average realized gas price per Mcf in the current period was $9.50 compared to $6.85 in the previous period. Our average realized price per barrel of condensate was $116.83 in the current period compared to $55.01 in the previous period.
Pipeline Operating Expenses. Pipeline operating expenses in the current period decreased by $260,811 to $818,052 due to decreases in pipeline repair costs of approximately $176,000, compressor repair expense of approximately $132,000, legal costs of approximately $81,000 and contract labor of approximately $26,000. The decrease was partially offset by increases in property insurance of approximately $105,000 and storage tank repairs of approximately $49,000.
General and Administrative Expenses. General and administrative expenses increased by $75,165 to $1,195,357 in the current period due to increases in employee related costs of approximately $168,000, which includes an increase of approximately $131,000 of stock option expense, and office rent of approximately $48,000. The increase was partially offset by decreases in other accounting fees of approximately $41,000, legal costs of approximately $28,000 and office expense of approximately $72,000.
Interest and Other Income. Interest income decreased by $44,734 to $82,668 in the current period due to a decrease in both money market funds and the interest rate earned on those funds.
Recent Accounting Developments
See Note 1 in Item 1.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of June 30, 2008, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our 2008 Annual Meeting of Stockholders on May 15, 2008. The only matter that was voted upon at the annual meeting was the election of directors, and the number of votes cast “for” or “against,” as well as “abstentions” as to such matter, where applicable, are set forth below:

	Votes	Votes
	For	Against	Abstentions

Election of Directors

Laurence N. Benz	7,060,838	22,294	385,306
John N. Goodpasture	7,081,005	2,127	385,306
Harris A. Kaffie	7,079,015	4,117	385,306
Erik Ostbye	6,879,343	203,789	385,306
Ivar Siem	7,038,862	44,270	385,306
All directors standing for election were elected to the Board of Directors.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
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

By: BLUE DOLPHIN ENERGY COMPANY
August 14, 2008	/s/ IVAR SIEM
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