Form 10-Q
period 2008-09-30
BLUE DOLPHIN ENERGY CO
filed 2008-11-13
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 13, 2008, there were 11,654,207 shares of the registrant’s common stock, par value $.01 per share, outstanding.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,447,532	$5,226,779
Accounts receivable	455,027	693,977
Prepaid expenses and other current assets	449,574	508,517

Total current assets	5,352,133	6,429,273

Property and equipment, at cost:
Oil and gas properties (full-cost method)	1,440,335	751,175
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	289,280	279,468

	9,168,978	8,470,006

Accumulated depletion, depreciation and amortization	(4,379,804)	(3,966,087)

Total property and equipment, net	4,789,174	4,503,919

Other assets	9,463	10,640

Total Assets	$10,150,770	$10,943,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$527,364	$432,974
Accrued expenses and other liabilities	44,697	109,628
Asset retirement obligations — current portion	341,763	262,187
Other long-term liabilities — current portion	25,996	25,996

Total current liabilities	939,820	830,785

Long-term liabilities:
Other long-term liabilities, net of current portion	25,996	51,992
Asset retirement obligations, net of current portion	1,819,419	1,831,520

Total long-term liabilities	1,845,415	1,883,512

Total Liabilities	2,785,235	2,714,297

Stockholders’ Equity:
Common stock ($.01 par value, 25,000,000 shares authorized, 11,654,207 and 11,610,363 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	116,542	116,104
Additional paid-in capital	32,397,102	32,117,950
Accumulated deficit	(25,148,109)	(24,004,519)

Total Stockholders’ Equity	7,365,535	8,229,535

Total Liabilities and Stockholders’ Equity	$10,150,770	$10,943,832

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue from operations:
Pipeline operations	$561,171	$717,118	$1,804,390	$1,808,693
Oil and gas sales	120,108	68,470	544,381	452,818

Total revenue from operations	681,279	785,588	2,348,771	2,261,511

Cost of operations:
Pipeline operating expenses	415,581	349,293	1,233,633	1,428,156
Lease operating expenses	40,710	91,202	173,977	248,984
Depletion, depreciation and amortizaton	164,689	134,041	413,717	423,420
General and administrative	501,564	480,197	1,696,921	1,600,389
Accretion expense	26,356	30,392	81,665	91,174

Total cost of operations	1,148,900	1,085,125	3,599,913	3,792,123

Loss from operations	(467,621)	(299,537)	(1,251,142)	(1,530,612)

Other income (expense):
Interest and other income	24,884	61,389	107,552	188,791

Loss before income taxes	(442,737)	(238,148)	(1,143,590)	(1,341,821)

Income taxes	—	—	—	—

Net loss	$(442,737)	$(238,148)	$(1,143,590)	$(1,341,821)

Loss per common share
Basic	$(0.04)	$(0.02)	$(0.10)	$(0.12)

Diluted	$(0.04)	$(0.02)	$(0.10)	$(0.12)

Weighted average number of common shares outstanding
Basic	11,646,961	11,570,553	11,632,205	11,562,730

Diluted	11,646,961	11,570,553	11,632,205	11,562,730

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net loss	$(1,143,590)	$(1,341,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	413,717	423,420
Accretion of asset retirement obligations	81,665	91,174
Common stock issued for services	60,000	59,160
Compensation from issuance of stock options	219,590	53,760
Changes in operating assets and liabilities:
Accounts receivable	238,950	478,540
Prepaid expenses and other assets	60,120	(159,065)
Abandonment costs incurred	(14,190)	(76,290)
Accounts payable, accrued expenses, and other liabilities	3,463	62,830

Net cash used in operating activities	(80,275)	(408,292)

Investing Activities
Purchases of property and equipment	(698,972)	(24,111)

Net cash used in investing activities	(698,972)	(24,111)

Financing Activities	—	—

Decrease in cash and cash equivalents	(779,247)	(432,403)

Cash and Cash Equivalents at Beginning of Period	5,226,779	5,499,147

Cash and Cash Equivalents at End of Period	$4,447,532	$5,066,744

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
1. Organization and Operation of the Company
Organization
Blue Dolphin Energy Company was incorporated in Delaware in January 1986 to engage in oil and gas exploration, production and acquisition activities and oil and gas transportation and marketing. We were formed pursuant to a reorganization effective June 9, 1986.
The unaudited condensed consolidated financial statements of Blue Dolphin Energy Company and its subsidiaries (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. We believe that the disclosures are adequate and the information presented is not misleading and prepared in accordance with Form 10-Q instructions and therefore, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2008.
2. Summary of Significant Accounting Policies
Accounting Estimates. We have made a number of estimates and assumptions relating to the reporting of consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. This includes the estimated useful life of pipeline assets, valuation of stock-based payments and reserve information, which affects the depletion calculation as well as the full-cost ceiling limitation. While we believe current estimates are reasonable and appropriate, actual results could differ from those estimated.
Fair Value Measurements. On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our financial position and results of operations. We are assessing the impact of SFAS 157 for nonfinancial assets and liabilities.
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
Full-Cost Method of Accounting. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized.
Recent Accounting Developments
Business Combinations. In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.
Non-Controlling Interests in Consolidated Financial Statements. In December 2007, the FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any non-controlling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the company separately in our consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.
Earnings per Share. We apply the provisions of SFAS No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires the presentation of basic earnings per share (“EPS”) which excludes the dilutive effect of securities or contracts to issue common stock, and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the diluted weighted average number of shares of common stock outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.
Employee stock options and stock warrants outstanding at September 30, 2008 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic and Diluted	2008	2007	2008	2007
Net loss	$(442,737)	$(238,148)	$(1,143,590)	$(1,341,821)

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	11,646,961	11,570,553	11,632,205	11,562,730

Per share amount	$(0.04)	$(0.02)	$(0.10)	$(0.12)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
3. Business Segment Information
Our income producing operations are conducted in two principal business segments: pipeline operations and oil and gas exploration and production. There were no intersegment revenues during the periods presented. Information concerning these segments for the three and nine months ended September 30, 2008 and September 30, 2007 and at September 30, 2008 is as follows:

			Depletion,
		Operating	Depreciation and
	Revenues	Income (Loss)	Amortization
Three Months ended September 30, 2008:
Pipeline operations	$561,171	$(345,499)	$104,332
Oil and gas exploration and production	120,108	(59,295)	58,415
Other(*)	—	(62,827)	1,942

Consolidated	$681,279	(467,621)	$164,689

Other income, net		24,884

Loss before income taxes		$(442,737)

Three Months ended September 30, 2007:
Pipeline operations	$717,118	$(124,794)	$102,460
Oil and gas exploration and production	68,470	(84,058)	30,154
Other(*)	—	(90,685)	1,427

Consolidated	$785,588	(299,537)	$134,041

Other income, net		61,389

Loss before income taxes		$(238,148)

Nine Months ended September 30, 2008:
Pipeline operations	$1,804,390	$(923,614)	$312,995
Oil and gas exploration and production	544,381	(63,774)	96,128

Other(*)	—	(263,754)	4,594

Consolidated	$2,348,771	(1,251,142)	$413,717

Other income, net		107,552

Loss before income taxes		$(1,143,590)

Nine Months ended September 30, 2007:
Pipeline operations	$1,808,693	$(1,023,103)	$309,788
Oil and gas exploration and production	452,818	(180,071)	109,528
Other(*)	—	(327,438)	4,104

Consolidated	$2,261,511	(1,530,612)	$423,420

Other income, net		188,791

Loss before income taxes		$(1,341,821)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

September 30, 2008
Identifiable assets:
Pipeline operations	$5,048,402
Oil and gas exploration and production	781,844
Other	4,320,524

Consolidated	$10,150,770

(*)	Includes $60,885 and $89,258 in unallocated general and administrative expenses, and $1,942 and $1,427 in unallocated depletion, depreciation and amortization for the three months ended September 30, 2008 and 2007, respectively.

Includes $259,160 and $323,334 in unallocated general and administrative expenses, and $4,594 and $4,104 in unallocated depletion, depreciation and amortization for the nine months ended September 30, 2008 and 2007, respectively.
4. Asset Retirement Obligations
The Company recorded the following activity related to its asset retirement obligations liability for the nine months ended September 30, 2008:

Asset retirement obligations as of December 31, 2007	$2,093,707
Liabilities settled	(14,190)
Accretion expense	81,665

Asset retirement obligations as of September 30, 2008	$2,161,182

5. Stock-Based Compensation
Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards was increased from 650,000 shares to 1,200,000 shares after approval by our stockholders at the 2007 Annual Meeting of Stockholders, which was held on May 30, 2007. As of September 30, 2008, we had 210,040 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of common stock determined on the grant date. The 2000 Plan is administered by the Compensation Committee of our Board of Directors.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
Pursuant to SFAS 123R, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used to determine the fair value of stock options granted during the nine month periods ended September 30, 2008 and September 30, 2007:

	September 30,
	2008	2007
Stock options granted	75,000	200,000
Risk-free interest rate	3.23%	4.80%
Expected term, in years	6.00	5.97
Expected volatility	90.7%	92.4%
Dividend yield	0.00%	0.00%
Expected volatility used in the model is based on the historical volatility of the common stock and is weighted 50% for the historical volatility over a past period equal to the expected term and 50% for the historical volatility over the past two years prior to the grant date. This weighting method was chosen to account for the significant changes in our financial condition beginning approximately two years ago. These changes include changes in our working capital, changes in pipeline throughput and the reduction and ultimate elimination of our outstanding debt.
The expected term of options granted used in the model represents the period of time that options granted are expected to be outstanding. The method used to estimate the expected term is the “simplified” method as allowed under the provisions of the SEC’s Staff Accounting Bulletin No. 107. This number is calculated by taking the average of the sum of the vesting period and the original contract term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of the grant. As we have not declared dividends on common stock since we became a public company, no dividend yield was used. No forfeiture rate was assumed due to the forfeiture history for this type of award. Actual value realized, if any, is dependent on the future performance of common stock and overall stock market conditions. There is no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton option-pricing model.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
At September 30, 2008, there were a total of 555,559 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2006	143,997	$1.56

Options granted	378,500	$2.93

Options exercised	(27,938)	$0.80

Options expired or cancelled	(3,000)	$6.00

Options outstanding at December 31, 2007	491,559	$2.61

Options granted	75,000	$1.36

Options exercised	—	$—

Options expired or cancelled	(11,000)	$3.10

Options outstanding at September 30, 2008	555,559	$2.43	6.9	$27,690

Options exercisable at September 30, 2008	196,559	$2.17	5.9	$27,690

The following table summarizes additional information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining	Weighted		Average
Range of Exercise	Number	Contractual Life	Average Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.35 to $0.80	70,830	4.6	$0.44	70,830	$0.44
$1.36 to $1.90	98,429	8.3	$1.44	23,429	$1.71
$2.81 to $2.99	368,500	7.2	$2.91	84,500	$2.95
$6.00	17,800	1.6	$6.00	17,800	$6.00

	555,559			196,559

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
The following summarizes the net change in non-vested stock options for the periods shown:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at December 31, 2006	—	$—
Granted	378,500	$2.06
Canceled or expired	—	$—
Vested	(28,500)	$1.96

Non-vested at December 31, 2007	350,000	$2.05
Granted	75,000	$1.03
Canceled or expired	—	$—
Vested	(66,000)	$2.35

Non-vested at September 30, 2008	359,000	$1.80

As of September 30, 2008, there was $456,768 of unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan. The weighted average period over which the unrecognized compensation cost will be recognized is 15 months.
6. Warrants
A summary of warrant activity for the periods shown is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2006	16,440	$5.39	16,440	$5.39
Granted	—	$—
Exercised	—	$—

Outstanding, December 31, 2007	16,440	$5.88	16,440	$5.88
Granted	—	$—
Exercised	—	$—

Outstanding, September 30, 2008	16,440	$6.37	16,440	$6.37

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
At September 30, 2008, the range of warrant prices for shares of common stock issuable upon exercise of warrants and the weighted-average remaining contractual life was as follows:

Warrants Outstanding, Fully Vested and Exercisable at
September 30, 2008
Weighted Average
		Remaining	Weighted
	Number	Contractual Life in	Average Exercise
Exercise Prices	Outstanding	Years	Price

$6.00 to $6.50	16,440	0.5	$6.37
These securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.
7. Contingencies
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
Cautionary Statements
Certain of the statements included in this quarterly report on Form 10-Q, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:
▪	the level of utilization of our pipelines;

▪	availability and cost of capital;

▪	actions or inactions of third party operators for properties where we have an interest;

▪	the risks associated with exploration;

▪	the level of production from our oil and gas properties;

▪	oil and gas price volatility;

▪	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

▪	regulatory developments; and

▪	general economic conditions.
Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2007 and Item 1A of Part II of this quarterly report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report.
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
During 2007, we benefited from an increase in revenues from our pipeline operations resulting from the commencement of deliveries of production from shippers on both the Blue Dolphin Pipeline System and the GA 350 Pipeline. On the Blue Dolphin Pipeline System, one shipper commenced deliveries in July 2007 from two wells. Currently, the Blue Dolphin Pipeline System is transporting an aggregate of approximately 24 MMcf of gas per day representing production from ten wells from eight shippers.
The GA 350 Pipeline throughput has also increased from the addition of two shippers in 2007. It is currently transporting an aggregate of approximately 24 MMcf of gas per day representing production from six wells from five shippers.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In our oil and gas exploration and production business, we continue to see a decline in production and resulting revenues from our interests in wells in the High Island area. High Island Block 37 is currently not producing due to damage to third party onshore facilities resulting from Hurricane Ike. We expect production to resume late in the fourth quarter of 2008 or early in the first quarter of 2009. In early 2008, we elected to participate in an exploratory well in High Island Block 37 at our 2.8% working interest. Drilling of the well commenced in mid April 2008. The well was determined to be non-commercial and was plugged and abandoned in the third quarter.
During the second quarter of 2007, a well in High Island Block 115 in which we had previously earned a 2.5% working interest was re-entered and successfully sidetracked. Production from this well commenced in late-November 2007. The well is currently not producing due to damage to third party onshore facilities resulting from Hurricane Ike. We expect production to resume late in the fourth quarter of 2008 or early in the first quarter of 2009.
Despite gains in throughput in recent years, the level of throughput has decreased and our pipeline assets remain significantly underutilized. The Blue Dolphin Pipeline System is currently operating at approximately 15% of capacity, the GA 350 Pipeline is currently operating at approximately 37% of capacity and the Omega Pipeline is inactive. Production declines, temporary stoppages or cessations of production from wells tied into our pipelines or from our High Island area wells could have a material adverse effect on our cash flows and liquidity if the resulting revenue declines are not offset by increases in revenues from our interests in oil and gas properties or revenues from other sources. Due to our geographically concentrated asset base and limited capital resources, any negative event has the potential to have a material adverse impact on our financial condition. We are continuing our efforts to increase the utilization of our existing assets and acquire additional assets that will diversify the risks to our cash flows and be accretive to earnings.
Liquidity and Capital Resources
At September 30, 2008, our available working capital was approximately $4.4 million, a decrease of $1.2 million from approximately $5.6 million at December 31 and September 30, 2007. The decrease in working capital was due primarily to the property insurance renewal and payments for the drilling of an exploratory well in High Island Block 37. Due to the low utilization of our pipeline assets, and without the revenues and resulting cash inflows we receive from oil and gas sales, we have used our available cash and cash equivalents to cover our operating and general and administrative expenses.
The following table summarizes our financial position at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,		December 31,
	2008		2007
	Amount	%	Amount	%
Working capital	$4,412	48%	$5,598	55%
Property and equipment, net	4,789	52%	4,504	45%
Other noncurrent assets	9	—	11	—

Total	$9,210	100%	$10,113	100%

Long-term liabilities	$1,845	20%	$1,883	19%
Stockholders’ equity	7,365	80%	8,230	81%

Total	$9,210	100%	$10,113	100%

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our financial condition continues to be adversely affected by the low utilization of our pipeline assets. The Blue Dolphin Pipeline System is currently transporting approximately 24 MMcf of gas per day. The GA 350 Pipeline is currently transporting approximately 24 MMcf of gas per day. This time last year, the Blue Dolphin Pipeline System was transporting approximately 27 MMcf of gas per day and the GA 350 Pipeline was transporting an aggregate of 35 MMcf of gas per day.
During the first nine months of 2008, revenues from pipeline operations were $1,804,390 compared to $1,808,693 in 2007. Throughput on the Blue Dolphin Pipeline System averaged 21.8 MMcf and 22.4 MMcf of gas per day during the first nine months of 2008 and 2007, respectively. Throughput on the GA 350 Pipeline averaged 24.2 MMcf and 20.3 MMcf of gas per day during the first nine months of 2008 and 2007, respectively.
We have significant available capacity on the Blue Dolphin Pipeline System, the GA 350 Pipeline and the inactive Omega Pipeline. We believe that the pipelines are in geographic market areas that are of interest to oil and gas operators. This assessment is based on leasing activity and information obtained directly from the operators of properties near our pipelines.
Ultimately, the future utilization of our pipelines and related facilities will depend upon the success of drilling programs around our pipelines, as well as attraction and retention of producers/shippers to the pipeline systems. The recent decline in commodity prices and economic downturn could decrease the level of exploration and production activity in the areas around our pipelines and have a significant impact on our ability to attract additional shippers. If we are successful in our efforts to attract additional shippers to our pipelines, we would gain additional throughput resulting in additional revenues. Additional throughput will be required to offset the natural decline in throughput from existing wells as reserves are depleted.
We recognized gross oil and gas sales revenues of $544,381 and $452,818 for the nine months ended September 30, 2008 and 2007, respectively. We believe that the recent decline in commodity prices could have a significant impact on our revenue from oil and gas sales.
Revenues from our working interest in High Island Block 37 have declined primarily due to normal production decline. High Island Block 37 production averaged approximately 5.4 MMcf of gas per day in 2007. The A-2 well experienced production problems in April 2007 and was shut in for approximately eight months. The well began producing again in December 2007, and is currently not producing due to damage to third party onshore facilities resulting from Hurricane Ike. We expect production to resume late in the fourth quarter of 2008 or early in the first quarter of 2009. We believe that the A-2 well could continue to produce through 2009. However, the well could deplete faster than currently anticipated or could develop production problems resulting in the cessation of production. The B-1 well went off production in January 2008. Production from that well has not yet been re-established. At this time last year, the B-1 well was producing approximately 2.5 MMcf of gas per day.
In early 2008, we elected to participate in an exploratory well in High Island Block 37, at our 2.8% working interest. Drilling of the well commenced in mid-April 2008. The well was determined to be non-commercial and was plugged and abandoned in the third quarter of 2008.
During the second quarter of 2007, a well in High Island Block 115 in which we had previously earned a 2.5% working interest was re-entered and successfully sidetracked. The well commenced production in late November 2007 and produced at an average rate of approximately 6.3 MMcf of gas per day during the remainder of 2007. The well is currently not producing due to damage to third party onshore facilities resulting from Hurricane Ike. We expect production to resume late in the fourth quarter of 2008 or early in the first quarter of 2009.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes certain of our contractual obligations and other commercial commitments at September 30, 2008 (in thousands):

	Payments Due by Period
		1 Year			5 Years
	Total	or Less	1-3 Years	3-5 Years	or More
Operating leases	$306	$106	$200	$—	$—
Employment agreement	277	175	102	—	—
Asset retirement obligations	2,161	342	34	—	1,785
Other long-term liabilities	52	26	26	—	—

Total contractual obligations and other commercial commitments	$2,796	$649	$362	$—	$1,785

Results of Operations
For the three months ended September 30, 2008 (the “current quarter”), we reported a net loss of $442,737 compared to a net loss of $238,148 for the three months ended September 30, 2007 (the “previous quarter”). For the nine months ended September 30, 2008 (the “current period”), we reported a net loss of $1,143,590 compared to a net loss of $1,341,821 for the nine months ended September 30, 2007 (the “previous period”).
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $155,947, or 22%, in the current quarter to $561,171. Revenues in the current quarter from the Blue Dolphin System decreased to approximately $468,000 compared to approximately $612,000 in the previous quarter due to decreased throughput from existing shippers. Daily gas volumes transported on the Blue Dolphin System averaged 22.9 MMcf of gas per day in the current quarter, down from 24.9 MMcf of gas per day in the previous quarter. Revenues on the GA 350 Pipeline decreased by approximately $12,000 in the current quarter due to a decrease in average daily gas volumes transported to 21.7 MMcf of gas per day in the current quarter from 23.4 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales increased by $51,638, or 75%, to $120,108 in the current quarter primarily due to production from High Island Block 115, which commenced in November 2007. Revenue breakdown for the current quarter by field was $79,730 for High Island Block 115 and $40,378 for High Island Block 37. The sales mix by product was 93% gas and 7% condensate. Our average realized gas price per Mcf in the current quarter was $9.97 compared to $6.32 in the previous quarter. Our average realized price per barrel of condensate was $140.34 compared to $70.82 in the previous quarter.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter increased by $66,288 to $415,581 due to increases in storage tank repairs of approximately $65,000.
Lease Operating Expenses. Lease operating expenses decreased in the current quarter by $50,492 to $40,710. The decrease was primarily due to the cessation of production at High Island Block A-7 during the previous quarter.
General and Administrative Expenses. General and administrative expenses increased by $21,367 to $501,564 in the current quarter primarily due to an increase in stock option expense of approximately $21,000 from the previous quarter.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization increased in the current quarter by $30,648 to $164,689 due to costs associated with drilling an exploratory well at High Island Block 37.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Interest and Other Income. Interest income decreased by $36,505 to $24,884 in the current quarter due to decreases in both the amount of available funds and the interest rate earned on those funds.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenue from Pipeline Operations. Revenues from pipeline operations were $1,804,390 in the current period. Revenues in the current period from the Blue Dolphin Pipeline System decreased to approximately $1,494,000 compared to approximately $1,548,000 in the previous period due to decreased throughput from existing shippers. Daily gas volumes transported on the Blue Dolphin System averaged 21.8 MMcf of gas per day in the current period compared to 22.4 MMcf of gas per day in the previous period. Revenues on the GA 350 Pipeline increased by approximately $49,000 in the current period due to an increase in average daily gas volumes transported to 24.2 MMcf of gas per day in the current period from 20.3 MMcf of gas per day in the previous period.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales increased by $91,563, or 20%, to $544,381 in the current period primarily due to production from High Island Block 115, which commenced in November 2007. Revenue breakdown for the current period by field was $296,334 for High Island Block 115 and $248,047 for High Island Block 37. The sales mix by product was 97% gas and 3% condensate. Our average realized gas price per Mcf in the current period was $11.83 compared to $6.63 in the previous period. Our average realized price per barrel of condensate was $118.40 in the current period compared to $56.01 in the previous period.
Pipeline Operating Expenses. Pipeline operating expenses in the current period decreased by $194,523 to $1,233,633 due to decreases in pipeline repair costs of approximately $176,000, compressor repair expense of approximately $123,000, legal costs of approximately $81,000 and plant site maintenance expense of approximately $49,000. The decrease was partially offset by increases in property insurance of approximately $103,000 and storage tank repairs of approximately $114,000.
Lease Operating Expenses. Lease operating expenses decreased in the current period by $75,007 to $173,977 due primarily to the cessation of production at High Island Block A-7 during the previous period.
General and Administrative Expenses. General and administrative expenses increased by $96,532 to $1,696,921 in the current period due to increases in employee related costs of approximately $175,000, which includes an increase of approximately $166,000 of stock option expense, and office rent of approximately $23,000. The increase was partially offset by decreases in other accounting fees of approximately $29,000, legal costs of approximately $30,000 and office expense of approximately $31,000.
Interest and Other Income. Interest income decreased by $81,239 to $107,552 in the current period due to a decrease in both the amount of available funds and the interest rate earned on those funds.
Recent Accounting Developments
See Note 1 in Item 1.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
None.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of September 30, 2008, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
For additional information about the risk factors we face, see Risk Factors under Item 1 of Part I of our annual report on Form 10-KSB for the year ended December 31, 2007.
The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.
The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our financial condition. Additionally, the current economic situation could lead to reduced demand for oil and natural gas, or lower prices for oil and natural gas, or both, which could have a negative impact on our revenues.
A significant decrease in exploration and production activity in areas where our pipelines are, the decline in production from existing wells, depressed commodity prices or otherwise, would adversely affect our revenues and cash flow.
The profitability of our pipeline operations is materially impacted by the volume of throughput. A material decrease in production in our areas of operation would result in a further decline in our throughput volumes. We have no

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
control over many factors affecting production activity, including prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulation and the availability and cost of capital. Failure to connect new wells to our pipelines would result in the amount of throughput continuing to be reduced over time. Our ability to connect to new wells will be dependent on the level of drilling activity in our areas of operations and competitive market factors. The effect of any decrease in the throughput handled by our pipelines would reduce our revenues and operating income.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
ITEM 6. EXHIBITS
     (a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	William J. Dale Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	William J. Dale Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 26, 2007 (Commission File No. 000-15905).

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY

November 13, 2008	/s/ IVAR SIEM IVAR SIEM
Chairman and Chief Executive Officer

/s/ WILLIAM J. DALE

WILLIAM J. DALE
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)