Form 10-K
period 2008-12-31
BLUE DOLPHIN ENERGY CO
filed 2009-03-13
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission File No. 0-15905
BLUE DOLPHIN ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-1268729
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
801 Travis Street, Suite 2100
Houston, Texas 77002
(713) 568-4725
(Address and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $24.7 million based on the closing price of $2.12 per share on the NASDAQ Capital Market.

Number of shares of common stock outstanding as of March 10, 2009	11,745,299
Documents Incorporated By Reference
     Certain sections of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders of the registrant (sections entitled “Ownership of Securities of the Company,” “Election of Directors,” “Executive Compensation” and “Transactions With Related Persons”), which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, under the Securities and Exchange Act of 1934 within 120 days of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this report.

BLUE DOLPHIN ENERGY COMPANY
FORM 10-K REPORT INDEX

PART I
Forward Looking Statements. Certain of the statements included in this annual report on Form 10-K, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) cautions readers that these statements are not guarantees of future performance or results and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:
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
Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed in Item 1A “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
ITEM 1. BUSINESS
The Company
Blue Dolphin Energy Company, a Delaware corporation formed in 1986, is a holding company and conducts substantially all of its operations through its subsidiaries. We conduct our business activities in two primary business segments: (i) pipeline transportation and related services for producer/shippers, and (ii) oil and gas exploration and production. Substantially all of our assets consist of equity interests in our subsidiaries. Our operating subsidiaries are:
•	Blue Dolphin Pipe Line Company, a Delaware corporation;

•	Blue Dolphin Petroleum Company, a Delaware corporation;

•	Blue Dolphin Exploration Company, a Delaware corporation;

•	Blue Dolphin Services Co., a Texas corporation; and

•	Petroport, Inc., a Delaware corporation.

Our principal executive office is located at 801 Travis Street, Suite 2100, Houston, Texas, 77002, and our telephone number is (713) 568-4725. All of our operations are in the Gulf of Mexico, except our onshore facilities which we own and operate to process and store natural gas and liquids to primarily serve our offshore operations. We have eight employees and two consultants. Our common stock is traded on the NASDAQ Capital Market under the ticker symbol “BDCO.” Our website address is http://www.blue-dolphin.com.
Certain terms that are commonly used in the oil and gas industry, including terms that define our rights and obligations with respect to our properties, are defined in the “Glossary of Certain Oil and Gas Terms” of this Form 10-K.
Recent Developments
The Blue Dolphin Pipeline System (“BDPS”) is currently transporting an aggregate of approximately 18 MMcf of gas per day from ten shippers and the GA 350 Pipeline is currently transporting an aggregate of approximately 22 MMcf of gas per day from six shippers. Annual revenues from pipeline operations were $2,448,831 in 2008. Throughput on the Blue Dolphin System and the GA 350 Pipeline increased during 2008 due to increases in production from three shippers that commenced deliveries in the second half of 2007, including delivery of production from one shipper on the Blue Dolphin System and two shippers on the GA 350 Pipeline.
In our oil and gas exploration and production segment, production from the High Island Block 37 A-2 well was restarted in December 2007 after experiencing production problems in April 2007. The well was shut-in for approximately eight months. Production from High Island Block 37 averaged approximately 1.7 MMcf of gas per day in 2008 as compared to approximately 5.4 MMcf of gas per day in 2007. We recognized net oil and gas sales revenues of approximately $246,000 in 2008 associated with our approximate 2.8% working interest in High Island Block 37. The B-1 well experienced production problems in January 2008 and is currently shut-in. The A-2 well resumed production in the first quarter of 2009 after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike in September 2008. We believe the A-2 well could continue to produce until early 2011, however, the well could deplete faster than currently projected or could develop production problems resulting in the cessation of production.
One well in High Island Block 115 commenced production in late November 2007. We had previously earned a 2.5% working interest in this well, which was drilled successfully in the second quarter 2007. We recognized net oil and gas sales revenues of approximately $294,000 from this well in 2008. The well resumed production in the first quarter of 2009, after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike in September 2008.
In December 2008, an exploratory well was drilled in Galveston Area Block 321 near our Blue Dolphin Pipeline System. We elected not to participate in this well; however, we maintained a 0.5% overriding royalty interest in the well. In January 2009, it was concluded the well was economically successful and it is expected to be connected to our system in the second quarter of 2009.
Pipeline Operations and Activities
All of our pipeline assets are held in, and operations conducted by, Blue Dolphin Pipe Line Company.

The table below provides more information on our pipeline segments:

Pipeline			Miles of	Capacity	Storage	Average Throughput
Segment	Market	Ownership	Pipeline	(MMcf/d)	(Bbls)(1)	(MMcf/d)
						2008	2007	2006
BDPS	Gulf of Mexico	83.3%	34	160	85,000	22.6	22.3	17.3
GA 350	Gulf of Mexico	83.3%	13	65	—	23.8	22.6	9.1
Omega(2)	Gulf of Mexico	83.3%	18	110	—	—	—	—

(1)	Storage facility connected in Freeport, Texas.

(2)	Inactive.
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
•	Blue Dolphin Pipeline System — The Blue Dolphin Pipeline System (the “Blue Dolphin System”) includes: the Blue Dolphin Pipeline, an offshore platform, the Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of crude oil and condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the pipeline system’s onshore facilities, pipeline easements and rights-of-way are located. We own an 83% undivided interest in the Blue Dolphin System. The Blue Dolphin System gathers and transports gas and condensate from various offshore fields in the Galveston Area of the Gulf of Mexico to our onshore facilities located in Freeport, Texas. After processing, the gas is transported to an end user and a major intrastate pipeline system with further downstream tie-ins to other intrastate and interstate pipeline systems and end users.

The Blue Dolphin Pipeline consists of two segments, an offshore segment and an onshore segment. The offshore segment transports both gas and condensate and is comprised of approximately 34 miles of 20-inch pipeline originating at an offshore platform in Galveston Area Block 288 and running to shore. The offshore segment also includes the platform in Galveston Area Block 288 and 5 field gathering lines totaling approximately 27 miles connected to the main 20-inch line. An additional 2 miles of 20-inch pipeline onshore connects the offshore segment to the onshore facility at Freeport, Texas. The onshore segment also includes approximately 2 miles of 16-inch pipeline for transportation of gas from the onshore facility to a sales point at a chemical plant complex and intrastate pipeline system tie-in in Freeport, Texas. The Buccaneer Pipeline, an approximate 2 mile, 8-inch liquids pipeline, transports condensate from the onshore facility storage tanks to our barge-loading terminal on the Intracoastal Waterway near Freeport, Texas for sale to third parties.

Various fees are charged to producer/shippers for provision of transportation and onshore facility services. The Blue Dolphin Pipeline has an aggregate capacity of approximately 160 MMcf of gas and 7,000 Bbls of crude oil and condensate per day. Unless otherwise stated, all gas and liquids volumes transported are attributable to production from third party producer/shippers.
•	Galveston Area Block 350 Pipeline — We own an 83% undivided interest in the Galveston Area Block 350 Pipeline (the “GA 350 Pipeline”). The GA 350 Pipeline is an 8-inch, 13 mile offshore pipeline extending from Galveston Area Block 350 to an interconnect with a transmission pipeline in Galveston Area Block 391 located approximately 14 miles south of the Blue Dolphin Pipeline. Current system capacity on the GA 350 Pipeline is 65 MMcf of gas per day. Unless otherwise stated, all gas and liquids volumes transported are attributable to production from third party producer/shippers.
•	Other — We also own an 83% undivided interest in a third offshore pipeline, the Omega Pipeline, which is currently inactive. The Omega Pipeline originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342, where it was previously connected to the High Island Offshore System. Reactivation of the Omega Pipeline will be dependent upon future drilling activity in the vicinity and successfully attracting producer/shippers to the system.
Oil and Gas Exploration and Production Activities
Although we sold substantially all of our producing oil and gas properties in 2002, we continue our oil and gas exploration and production activities, which include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. We focus our oil and gas activities in the western Gulf of Mexico off the Texas coast. We currently own seismic and other data that may be used to evaluate and develop prospects, including a non-exclusive license to approximately 200 blocks of 3-D seismic data covering 1,152,000 acres in the western Gulf of Mexico and a substantial inventory of close grid 2-D seismic data. Our oil and gas assets are held by Blue Dolphin Petroleum Company.
The leasehold interests we hold in properties are subject to royalty, overriding royalty and interests of others.
Oil and Gas Exploration and Production Assets and Activities. Following is a description of our oil and gas exploration and production assets and activities:
•	Galveston Area Block 321 — Galveston Area Block 321 is located approximately 32 miles southeast of Galveston in an average water depth of approximately 66 feet. In December 2008, drilling of an exploratory well in Galveston Area Block 321 was commenced near our Blue Dolphin Pipeline System. We elected not to participate in this well. However, we maintained a 0.5% overriding royalty interest in the well. In January 2009, it was concluded that the well was successful and will be connected to our Blue Dolphin Pipeline System in second quarter 2009.
•	High Island Block 115 — High Island Block 115 is located approximately 30 miles southeast of Bolivar Peninsula in an average water depth of approximately 38 feet. We own a 2.5% working interest in a single production zone in one well in this block. Production commenced in late November 2007. The well is currently producing. However, it was down for over four months due to damage to third party onshore facilities resulting from Hurricane Ike in September 2008.
•	High Island Block 37 — High Island Block 37 is located approximately 15 miles south of Sabine Pass, offshore Texas, in an average water depth of approximately 36 feet. We own an approximate 2.8% working interest in this lease that covers 5,760 acres. The lease is operated by Seneca Resources Corporation and contains two wells. The A-2 well resumed production in the first quarter of 2009 after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike in

September 2008. In early 2008, we elected to participate in an exploratory well for a 2.8% working interest. Drilling of the exploratory B-2 well commenced in mid-April 2008. The B-2 well was determined to be non-commercial and was plugged and abandoned in the third quarter of 2008.
See Note (8), Business Segment Information, in “Item 8 — Notes to Consolidated Financial Statements” for additional information on revenues, operating income (loss), assets and depreciation, depletion and amortization on our business segments.
Proved Oil and Gas Reserves. We have prepared estimates of proved reserves, and discounted present value of future net revenues to our net interest as of December 31, 2008.
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
Estimates of production and future net revenues cannot be expected to represent accurately the actual production or revenues that may be recognized with respect to oil and gas properties or the actual present market value of such properties. See Note (9), Supplemental Oil and Gas Information, in “Item 8 — Notes to Consolidated Financial Statements” for further information concerning our proved reserves, changes in proved reserves, estimated future net revenues and costs incurred in our oil and gas activities and the discounted present value of estimated future net revenues from our proved reserves.
The following table presents the estimates of proved reserves, proved developed reserves (as hereinafter defined) and the discounted present value of future net revenues or expenses from proved reserves after income taxes (in thousands) to our net interest in oil and gas properties as of December 31, 2008. The discounted present value of future net revenues or expenses is calculated using the SEC Method (defined below) and is not intended to represent the current market value of the oil and gas reserves we own.
Remainder of Page Intentionally Left Blank

Proved Reserves
As of December 31, 2008(1) (2)

			Present Value
			of Future Net
	Net Oil	Net Gas	Cash Inflows
	Reserves	Reserves	(Outflows) (1)
	(Mbbls)	(MMcf)	(in thousands)
Proved Reserves
Galveston Area Block 321	0.3	14	81
High Island Block 115	0.4	129	383
High Island Block 37	0.1	15	46

Total Proved Reserves	0.8	158	$510

Proved Developed
Galveston Area Block 321	0.3	14	81
High Island Block 115	0.4	129	383
High Island Block 37	0.1	15	46

Total Proved Developed	0.8	158	$510

(1)	The estimated present value of future net cash outflows from our proved reserves has been determined by using prices of $44.60 per barrel of oil and $5.26 per Mcf of gas, representing the December 31, 2008 prices for oil and gas and discounted at a 10% annual rate in accordance with requirements for reporting oil and gas reserves pursuant to regulations promulgated by the Securities and Exchange Commission (the “SEC Method”).

(2)	As of December 31, 2008, we reported no proved undeveloped reserves.
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
Estimated Undiscounted Capital Expenditures
Associated with Plugging and Abandonment of Wells

	Years Ending December 31,
	2009	2010	2011	2012	2013

Galveston Area Block 321	—	—	—	—	—
High Island Block A-7	—	265	—	—	—
High Island Block 37	—	73	—	—	—
High Island Block 115	—	—	39	—	—

Production, Price and Cost Data. The following table presents information regarding production volumes and revenues, average sales prices and costs (after deduction of royalties and interests of others) with respect to crude oil, condensate, and gas attributable to our interest for each of the periods indicated.
Net Production, Price and Cost Data

	Years Ended December 31,
	2008	2007	2006
Gas:
Production (Mcf)	44,700	72,788	312,146
Revenue	$526,522	$476,224	$2,131,415
Average production per day (Mcf) (*)	122.5	199.4	772.3
Average sales price per Mcf	$11.78	$6.54	$6.83
Condensate:
Production (Bbls)	117	177	1,823
Revenue	$14,057	$10,345	$114,114
Average production per day (Bbls) (*)	0.3	0.5	5.0
Average sales price per Bbl	$120.25	$58.45	$62.60
NGLs:
Production (gallons)	—	36,372	137,139
Revenue	$—	$30,842	$113,285
Average production per day (gallons) (*)	—	99.7	375.7
Average sales price per gallon	$—	$0.85	$0.83

Production costs (**):
Per Mcfe:	$5.36	$3.04	$1.34

(*)	Average production is based on a 365 day year.

(**)	Production costs, exclusive of work-over costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.
2008 Drilling Activity. In early 2008, we elected to participate in an exploratory well for a 2.8% working interest. Drilling of the exploratory B-2 well commenced in mid-April 2008. The B-2 well was determined to be non-commercial and was plugged and abandoned in the third quarter of 2008.

	Net Exploratory(1)
	2008	2007
Wells Drilled
Gulf of Mexico Productive	—	—
Dry	1	—

	1	—

(1)	Gross interest reflects the total wells we participated in, regardless of our ownership interest.

Customers
We generated revenues from both of our business segments. Arena Offshore, W&T Offshore, Gryphon Exploration Co., and Apex Oil & Gas accounted for approximately 17%, 16%, 12%, and 11%, respectively, of our revenues in 2008. Revenues from customers exceeding 10% of revenues were as follows for 2008 and 2007:

	Oil and Gas	Pipeline
	Sales	Operations	Total
Year Ended December 31, 2008:
Arena Offshore	$—	$513,634	$513,634
W&T Offshore	$—	$488,083	$488,083
Gryphon Exploration Co.	$—	$367,153	$367,153
Apex Oil & Gas	$—	$338,836	$338,836

Year Ended December 31, 2007:
Apex Oil & Gas	$—	$809,420	$809,420
W&T Offshore	$—	$519,866	$519,866
Gryphon Exploration Co.	$—	$341,406	$341,406
Markets & Competition
The availability of a ready market for oil and natural gas, and the prices of oil and natural gas, depends upon a number of factors which are beyond our control. These include, among other things:
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
Vigorous competition occurs among oil, gas and other energy sources, and between producers, transporters, and distributors of oil and gas. Our pipeline business faces competition from other pipelines in the markets that we serve. The principal elements of competition among pipelines are rates, terms of service, access to markets, flexibility and reliability of service. Our oil and natural gas business competes for the acquisition of oil and natural gas properties with numerous entities, including major oil companies, independent oil and natural gas concerns and individual producers and operators, primarily on the basis of the price to be paid for such properties. Many of these competitors are large, well-established companies that have financial and other resources that are substantially greater than ours, which give them an advantage over us in evaluating and obtaining properties and prospects. Our ability to acquire additional pipelines and oil and natural gas properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment. There is also competition for the hiring of experienced personnel to manage and operate our assets. Several highly competitive alternative transportation and delivery options exist for current and potential customers of our traditional gas and oil gathering and transportation business. Competition also exists with other industries in supplying the energy and fuel needs of consumers.
Governmental Regulation
The production, processing, marketing, and transportation of oil and gas by us are subject to federal, state and local regulations which can have a significant impact upon our overall operations.
Federal Regulation of Natural Gas Transportation. The transportation and resale of gas in interstate commerce have been regulated by the Natural Gas Act (“NGA”), the Natural Gas Policy Act (“NGPA”), and the rules and regulations promulgated by the Federal Energy Regulatory Commission (“FERC”). In the past, the federal government has regulated the prices at which gas could be sold. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting producer sales of gas, effective January 1, 1993. The Energy Policy Act of 2005 did not alter our non-FERC-jurisdictional status, but has greatly expanded FERC’s authority, including enforcement authority against market manipulation “in connection with” FERC-jurisdictional transactions. FERC has undertaken vigorous enforcement actions against a number of entities, including those not subject to direct FERC regulation, and, to increase transparency in natural gas markets, has taken steps to require reporting by interstate, major non-interstate and potentially certain intrastate pipelines. Additionally, energy pricing has attracted renewed political interest. Thus Congress could reenact regulatory controls in the future. The rates, terms and conditions applicable to interstate transportation of gas by pipelines are regulated by the FERC under the NGA, as well as under Section 311 of the NGPA. In February 2007, FERC issued a policy order acknowledging its lack of jurisdiction over offshore gathering, but stating that FERC would intervene in the event that interstate pipelines with affiliated offshore gathering lines engage in anticompetitive behavior, such conditioning access to interstate pipeline service upon use of the affiliated gathering line.
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

The Clean Water Act (“CWA”) regulates the discharge of pollutants to waters of the United States and imposes permit requirements on such discharges, including discharges to wetlands. Federal regulations under the CWA and OPA require certain owners or operators of facilities that store or otherwise handle oil, to prepare and implement spill prevention, control and countermeasure plans and facility response plans relating to the possible discharge of oil into surface waters. With respect to certain of our operations, we are required to prepare and comply with such plans and to obtain and comply with permits. The CWA also prohibits spills of oil and hazardous substances to waters of the United States in excess of levels set by regulations and imposes liability in the event of a spill. State laws further provide varying civil and criminal penalties and liabilities for the spills to both surface and ground waters. We believe we are in substantial compliance with the requirements of the CWA, OPA, and state laws, and that any non-compliance would not have a material adverse effect on us.
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

Employees
We have a total of eight employees and two consultants. Our employees supervise and coordinate the operation and administration of our oil and gas properties, pipelines and other assets. From time to time, major maintenance, engineering and construction projects are contracted to third-party engineering and service companies.
Environmental
A description of our environmental activities is included in Part II, Item 8 Financial Statement & Supplementary Data.
Executive Officers of the Registrant
Our executive officers as of March 12, 2009 are listed below:

		Officer
Name	Office	Since	Age
Ivar Siem	Chairman of the Board and Chief Executive Officer	1989	62
Michael J. Jacobson	President	1990	62
Thomas W. Heath	Executive Vice President and Secretary	2007	46
T. Scott Howard	Accounting Manager, Treasurer and Assistant Secretary	2006	37
Ivar Siem has served as Chairman of the Board of Directors of the Company since 1989 and was appointed as Chief Executive Officer in 2004. Since 2000 he has also served as Chairman of the Board of Directors and President of Drillmar, Inc., a well construction and intervention company. From 1995 to 2000 Mr. Siem served on the Board of Directors of Grey Wolf, Inc., during which time he served as Chairman from 1995 to 1998 and as interim President in 1995 during its restructuring. Since 1981, he has been an international consultant in energy, technology and finance. From 1974 to 1981, Mr. Siem managed the oil and gas interests of Fred. Olsen and from 1977 he managed their drilling operation, Dolphin International, Inc. Mr. Siem holds a Bachelor of Science in Mechanical Engineering from the University of California, Berkeley, and has completed an executive MBA program at Amos Tuck School of Business, Dartmouth University.
Michael J. Jacobson has served as President of the Company since 1990 having also served in dual capacities as Chief Executive Officer from 1990 to 2004 and as Secretary from 2005 to 2006 and again in 2008. Mr. Jacobson also served as Treasurer in 2008. Prior to joining the Company, Mr. Jacobson served in various senior management positions in the energy industry, including Senior Vice President and Chief Financial and Administrative Officer for Creole International, Inc. and its subsidiaries, international providers of engineering and technical services to the energy sector, Vice President of Operations for the parent holding company, and Vice President and Chief Financial Officer of Volvo Petroleum, Inc. and certain Fred. Olsen oil and gas interests. Mr. Jacobson began his career with Shell Oil Company in 1968, where he served in various analytical and management capacities in the exploration and production organization until 1974. Mr. Jacobson received his Bachelor of Science in Finance from the University of Colorado.

Thomas W. Heath was appointed as Executive Vice President of the Company in 2007. From 2004 to 2007 he served as a Vice President of Union Bank of California, N.A., an affiliate of Bank of Tokyo-Mitsubishi UFJ, Ltd., where he developed and implemented an energy derivatives desk supporting Energy Capital Services. From 1988 to 2004 Mr. Heath held a variety of management and executive level positions with the evolving marketing units of Acadian Gas Pipeline System, Coral Energy, L.P. (formerly Shell Trading Gas & Power), Sempra Energy Trading Corp. and Tejas Gas Corporation. Mr. Heath began his career in 1983 with Columbia Gulf Transmission Company where he served in various operational and commercial positions until 1988. He is an alumnus of the University of Houston.
T. Scott Howard was appointed as Treasurer in February 2009 and Assistant Secretary of the Company in April 2008. He has served as Accounting Manager of the Company since 2006. From 1996 to 2006 he held a variety of management level positions: Audit Manager with DRDA, P.C., an independent public accounting firm in Houston, Texas from 2002 to 2006, Trust Officer with Frost National Bank in Houston, Texas from 2000 to 2002 and Controller for Hall’s Insurance Agency, Inc. in Dickinson, Texas from 1996 to 2000. He began his career in 1994 as a Staff Accountant for Griffin, Iles, Masel & Duval, LLP, a public accounting firm, until 1996. Mr. Howard, who is a Certified Public Accountant in Texas, received his Bachelor of Business Administration in Accounting from St. Edward’s University.
Available Information
Our website is http://www.blue-dolphin.com. We make available, free of charge on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as is reasonably possible after these reports are filed with the SEC. Information about each of our Board members, as well as each of our Board’s standing committee charters, our Corporate Governance Guidelines and our Code of Business Conduct are also available, free of charge, through our website. Information contained on our website is not part of this report.
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
Bbl. One stock tank barrel, or 42 U.S. gallons of liquid volume, used in reference to oil or other liquid hydrocarbons.
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
Non-operating Working Interest. A working interest, or a fraction of a working interest, in a lease where the owner is not the operator of the lease.
Overriding Royalty Interest. An interest in oil and gas produced at the surface, free of the expense of production that is in addition to the usual royalty interest reserved to the lessor in an oil and gas lease.
Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of oil, gas or both.
Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved developed reserves are further categorized into two sub-categories — proved developed producing reserves and proved developed non-producing reserves.
Proved Developed Producing. Reserves sub-categorized as producing are expected to be recovered from completion intervals which are open and producing at the time of the estimate.
Proved Developed Non-producing. Reserves sub-categorized as non-producing, which include shut-in and behind pipe reserves. Shut-in reserves are expected to be recovered from: (i) completion intervals which are open at the time of the estimate but which have not started producing, (ii) wells which were shut-in awaiting pipeline connections or as a result of a market interruption, or (iii) wells not capable of producing for mechanical reasons.
Proved Reserves. The estimated quantities of oil, gas and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.
Proved Undeveloped Reserves. Reserves that are expected to be recovered from new wells or from existing wells where a relatively significant expenditure is required for recompletion.

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
ITEM 1A. RISK FACTORS
Risks Related to our Business
Oil and gas prices are volatile and a substantial and extended decline in the price of oil and gas would have a material adverse effect on us.
The tightening of natural gas supply and demand fundamentals has resulted in extremely volatile natural gas prices, and this volatility in natural gas prices is expected to continue. Our revenues, profitability, operating cash flow and our potential for growth are largely dependent on prevailing oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and natural gas, uncertainties within the market and a variety of other factors beyond our control. These factors include:
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
As a result of our sale of substantially all of our proved oil and gas reserves in 2002 and the limited amount of reserves on properties we currently own interests in, we expect that our future revenues will be primarily dependent on the level of use of our pipeline systems. Revenues from oil and gas sales accounted for approximately 18% of our total revenues in 2008 as compared to 17% in 2007, a variance of approximately $23,000. Various factors can influence the level of use of our pipeline systems, including the success of drilling programs in the areas near our pipelines and our ability to attract new producer/shippers. There are various pipelines in and around our pipeline systems that we vigorously compete with to attract new producer/shippers to our pipeline systems. There can be no assurance that we will be successful in attracting new producer/shippers to our pipeline systems.
The rate of production from oil and gas properties generally declines as reserves are depleted. Our working interests are in properties in the Gulf of Mexico where, generally, the rate of production declines more rapidly than in many other producing areas of the world. As the level of production from these properties continues to decline, our revenue from oil and gas sales will decrease. Unless we are able to replace production revenue with revenue from interests in other oil and gas properties, increase the level of utilization of our pipelines or acquire other revenue generating assets at an acceptable cost, our revenues and cash flow from operations will decrease and our financial condition will be materially adversely affected.
A significant decrease in exploration and production activity in areas where our pipelines are, the decline in production from existing wells, depressed commodity prices or otherwise, would adversely affect our revenues and cash flow.
The profitability of our pipeline operations is materially impacted by the volume of throughput. A material decrease in production in our areas of operation would result in a further decline in our throughput volumes. We have no control over many factors affecting production activity, including prevailing and projected commodity prices, demand for oil and gas, the level of reserves, geological considerations, governmental regulation and the availability and cost of capital. The level of throughput on our pipelines is significantly below maximum capacity. Failure to connect new wells to our pipelines would result in the amount of throughput being reduced further over time. Our ability to connect to new wells will be dependent on the level of drilling activity in our areas of operations and competitive market factors. The effect of any decrease in the throughput handled by our pipelines would reduce our revenues and operating income.
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
In the past two years, we have used a portion of our cash reserves to fund our working capital requirements that were not funded from operations.
Low commodity prices, production problems, declines in production, disappointing drilling results and other factors beyond our control could further reduce our funds from operations. As a result we may have to seek debt and equity financing to meet our working capital requirements. Furthermore, we incurred a loss of approximately $2.0 million in 2008 and approximately $1.6 million in 2007. These losses may affect our ability to obtain financing. In addition, financing at acceptable terms may or may not be available to us in the future. In the event additional capital is not available, we may be forced to sell some of our assets at unfavorable terms or on an untimely basis.

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
Estimating reserves of oil and gas is complex. The process relies on interpretations of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission (“SEC”) regarding oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:
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

The present value of future net cash flows will most likely not equate to the current market value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs in effect at December 31, 2008. Actual future prices and costs may be materially different from the prices and costs we used.
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
Business requires the retention and recruitment of a skilled workforce and the loss of employees could result in the failure to implement our business plan.
Our gathering systems and exploration and production businesses require the retention and recruitment of a skilled workforce. If we are unable to retain and recruit employees such as engineers and other technical personnel, our business could be negatively impacted.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Information appearing in Item 1 describing our oil and gas properties, pipelines and other assets under the caption “Description of Business” is incorporated herein by reference.
We lease our executive offices in Houston, Texas under an operating lease expiring April 30, 2017. Our average annual lease payment under this lease is approximately $107,000.
ITEM 3. LEGAL PROCEEDINGS
We are a party to litigation that is incidental to our business and neither we nor any of our property is subject to any material pending legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Remainder of Page Intentionally Left Blank

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price for Common Stock
Our common stock is quoted on the NASDAQ Capital Market under the ticker symbol “BDCO”. As of March 10, 2009, there were approximately 500 stockholders of record which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or bank. NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.
The following table sets forth, for the periods indicated, the high and low closing bid prices for our common stock as reported by NASDAQ.

Quarter Ended	High	Low

2008
December 31, 2008	$0.84	$0.33
September 30, 2008	$2.09	$0.83
June 30, 2008	$2.39	$1.25
March 31, 2008	$1.94	$1.23

2007
December 31, 2007	$3.15	$1.21
September 30, 2007	$3.80	$2.92
June 30, 2007	$4.01	$2.97
March 31, 2007	$4.33	$2.81
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
Remainder of Page Intentionally Left Blank

ITEM 6. SELECTED FINANCIAL DATA
Financial information by quarter is summarized below:

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
2008
Revenue from operations:
Pipeline operations	$547,817	$695,402	$561,171	$644,441	$2,448,831
Oil and gas sales	130,720	293,553	120,108	(3,802)	540,579

Total Revenue from operations	678,537	988,955	681,279	640,639	2,989,410

Cost of operations:
Pipeline operating expenses	415,956	402,096	415,581	489,009	1,722,642
Lease operating expenses	50,173	83,094	40,710	69,473	243,450
Depletion, depreciation and amortization	131,338	117,690	164,689	114,255	527,972
Impairment of oil and gas properties	—	—	—	213,563	213,563
General and administrative expenses	561,625	489,364	426,342	476,165	1,953,496
Stock Based compensation	72,184	72,184	75,222	78,685	298,275
Accretion expense	28,576	26,733	26,356	26,355	108,020

Total cost of operations	1,259,852	1,191,161	1,148,900	1,467,505	5,067,418

Other income (expense), including income tax expense	55,941	26,727	24,884	4,216	111,768

Net income (loss)	(525,374)	(175,479)	(442,737)	(822,650)	(1,966,240)

Income (loss) per share:
Basic and diluted	$(0.05)	$(0.02)	$(0.04)	$(0.07)	$(0.17)

2007
Revenue from operations:
Pipeline operations	$559,813	531,762	717,118	685,713	2,494,406
Oil and gas sales	295,183	89,165	68,470	64,593	517,411

Total Revenue from operations	854,996	620,927	785,588	750,306	3,011,817

Cost of operations:
Pipeline operating expenses	516,171	562,692	349,293	360,132	1,788,288
Lease operating expenses	67,318	90,464	91,202	(8,667)	240,317
Depletion, depreciation and amortization	137,176	152,203	134,041	131,284	554,704
General and administrative expenses	483,362	623,390	439,877	449,795	1,996,424
Stock Based compensation	—	13,440	40,320	128,092	181,852
Accretion expense	30,391	30,391	30,392	29,210	120,384

Total cost of operations	1,234,418	1,472,580	1,085,125	1,089,846	4,881,969

Other income (expense), including income tax expense	60,234	67,168	61,389	55,789	244,580

Net income (loss)	(319,188)	(784,485)	(238,148)	(283,751)	(1,625,572)

Income (loss) per share:
Basic and diluted	$(0.03)	$(0.07)	$(0.02)	$(0.02)	$(0.14)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a review of certain aspects of our financial condition and results of operations and should be read in conjunction with “Item 1 — Description of Business” and “Item 8 — Notes to Consolidated Financial Statements.”
Executive Summary
We are engaged in two lines of business: (i) pipeline transportation services to producer/shippers, and (ii) oil and gas exploration and production. Our assets are located offshore and onshore in the Texas Gulf Coast area. Our goal is to create greater long-term value for our stockholders by increasing the utilization of our existing pipeline assets and acquiring additional strategic assets that diversify our asset base, improve our competitive position and are accretive to earnings. Although we are primarily focused on acquisitions of pipeline assets and maximizing our current facilities, we also continue to review, evaluate opportunities and acquire additional oil and gas properties.
Pipeline Transportation. Despite an increase in revenues from our pipeline operations in 2007 as a result of commencement of deliveries of production from shippers on both the Blue Dolphin Pipeline System and the GA 350 Pipeline, we experienced a decline in revenues from our pipeline operations in 2008. The decline in revenues resulted from no additional shippers into either the Blue Dolphin Pipeline System or the GA 350 Pipeline, as well as a temporary shut down of operations on both pipelines immediately preceding and following Hurricane Ike in September 2008. A successful well was drilled in Galveston Area Block 321 in the latter part of 2008. We have had discussions with the operator and expect that the well will connect to the Blue Dolphin Pipeline System in the second quarter of 2009. The Blue Dolphin System is currently transporting an aggregate of approximately 18 MMcf of gas per day from ten shippers. The GA 350 Pipeline is currently transporting an aggregate of approximately 22 MMcf of gas per day from six shippers.
Oil and Gas Exploration and Production.
•	Galveston Area Block 321 — In September 2008, although we elected not to participate in an exploratory well in Galveston Area Block 321, we maintained a 0.5% overriding royalty interest in the exploratory well. Drilling of the well commenced in late December 2008 and continued through early January 2009. The well was successfully completed and we expect production to commence in the second quarter of 2009. Production will be delivered through the Blue Dolphin Pipe Line System.

•	High Island Block 115 — During 2007, a well in High Island Block 115 that had previously earned us a 2.5% working interest was re-entered and sidetracked successfully. Production from the well commenced in late November 2007. The well resumed production in the first quarter of 2009 after being shut-in, due to damage to third party onshore facilities resulting from Hurricane Ike in September 2008.

•	High Island Block 37 — The A-2 well resumed production in the first quarter of 2009 after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike in September 2008. In early 2008, we elected to participate in an exploratory well in High Island Block 37 at our 2.8% working interest. Drilling of the exploratory B-2 well commenced in mid-April 2008. The B-2 well was determined to be non-commercial and was plugged and abandoned in the third quarter of 2008.

Our pipeline assets remain significantly under-utilized. The Blue Dolphin System is currently operating at approximately 11% of capacity, the GA 350 Pipeline is currently operating at approximately 34% of capacity and the Omega Pipeline is inactive. Production declines, temporary stoppages or cessations of production from wells tied into our pipelines or from our working and overriding royalty interests in wells in Galveston Area and High Island blocks as noted above could have a material adverse effect on our cash flows and liquidity if the resulting revenue declines are not offset by revenues from other sources. Due to our small size, geographically concentrated asset base and limited capital resources, any negative event has the potential to have a material adverse impact on our financial condition. We are continuing our efforts to increase the utilization of our existing assets and acquire additional assets that will diversify the risks to our cash flows and be accretive to earnings.
Results of Operations
For the year ended December 31, 2008 (“current period”), we reported a net loss of $1,966,240, compared to a net loss of $1,625,572 for the year ended December 31, 2007 (“previous period”). For the three months ended December 31, 2008 (the “current quarter”), we reported a net loss of $822,650 compared to a net loss of $283,751 for the three months ended December 31, 2007 (the “previous quarter”).
2008 Compared to 2007
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $45,575, or 2%, in the current period to $2,448,831. Revenues in the current period from the Blue Dolphin System totaled approximately $2,042,000 compared to approximately $2,107,000 in the previous period. Daily gas volumes transported through the Blue Dolphin System averaged approximately 23 MMcf of gas per day in the current period compared to approximately 22 MMcf of gas per day in the previous period. Revenues on the GA 350 Pipeline increased by approximately $20,000 to approximately $407,000 in the current period primarily due to throughput from new shippers that commenced production in the previous period. Average daily gas volumes for GA 350 transported increased to approximately 24 MMcf of gas per day in the current period from approximately 23 MMcf of gas per day in the previous period.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales increased by $23,168, or 4.5%, to $540,579 in the current period primarily due to increased commodity prices. One well in High Island Block 37 went off production in January 2008 and production has not been re-established. The other well in High Island Block 37 produced for a portion of the current period. These decreases in production were offset by production in the current period from High Island Block 115, which commenced production in late November of the previous period.
Revenues were also affected by an increase in the realized price of natural gas. Our average realized gas price per Mcf in the current period was $11.78 compared to $6.54 in the previous period. The sales mix by product was 97% gas and 3% condensate. Our average realized price per barrel of condensate was $120.25 in the current period compared to $58.45 in the previous period. Revenue breakdown for the current period by field was approximately $246,000 for High Island Block 37 and $294,000 for High Island Block 115.
Pipeline Operating Expenses. Pipeline operating expenses decreased by $65,646 to $1,722,642 in the current period. The decrease was primarily due to decreases in pipeline repair of approximately $176,000, legal fees of approximately $109,000 and compressor repair expenses of approximately $113,000. The decreases were partially offset by increases in storage tank repairs of approximately $214,000, property insurance of approximately $82,000 and bad debt expense of approximately $27,000.
Lease Operating Expenses. Lease operating expenses increased $3,133, or 1% in the current period to $243,450.

Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense decreased by $26,732 in the current period to $527,972 primarily due to interruption of production in the fourth quarter from damage to third party shore facilities during Hurricane Ike.
Impairment of Oil and Gas Properties. We recorded a full cost ceiling impairment of $213,563 for the year ended December 31, 2008. A variety of economic and other factors have recently caused significant declines in oil and gas prices. We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, calculated using prevailing oil and natural gas prices on the last day of the period, or a subsequent higher price under certain circumstances. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. Our ceiling was calculated using prices of $44.60 per barrel of oil and $5.26 per MMbtu. Accordingly, at December 31, 2008, our costs exceeded our ceiling limitation, resulting in a write-down of our oil and natural gas properties.
General and Administrative Expenses, and Stock Based Compensation. General and administrative expenses increased $73,495 in the current period to $2,251,771 primarily due to increased compensation related expenses of approximately $136,000, including $116,000 of non-cash stock option expense. These increases were partially offset by decreases in legal fees of approximately $33,000 and other accounting and tax expense of approximately $39,000.
Interest and Other Income. Interest and other income decreased $128,568 in the current period due to a decrease in invested funds and the interest rate earned on those funds.
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $41,272, or 6%, in the current quarter to $644,441. Revenues in the current quarter from the Blue Dolphin System decreased to approximately $548,000 compared to approximately $559,000 in the previous quarter. Although daily gas volumes transported on the Blue Dolphin System averaged 25 MMcf of gas per day in the current quarter, up from 22 MMcf of gas per day in the previous quarter, lower condensate prices in the current quarter reduced our separation and storage revenue to offset the increase in gas transportation revenue. Revenues on the GA 350 Pipeline decreased to approximately $97,000 compared to approximately $127,000 in the previous quarter due to a decrease in average daily gas volumes transported of 22 MMcf of gas per day in the current quarter from 29 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $68,395, or 106%, in the current quarter primarily due to the interruption in production from High Island Block 115 and High Island Block 37 from damage to third party shore facilities caused by Hurricane Ike in September 2008.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter increased by $128,877 to $489,009 due to increases in storage tank repairs and other repairs related to damage from Hurricane Ike.
Lease Operating Expenses. Lease operating expenses increased in the current quarter to $69,473 due to an adjustment of expense in the previous period due to incorrect charges on a producing property.
General and Administrative Expenses and Stock Based Compensation. General and administrative expenses decreased by $23,027 to $554,850 in the current quarter primarily due to a decrease in stock option expense of approximately $39,000 from the previous quarter. This decrease is partially offset by an increase of approximately $11,000 in other accounting expenses associated with Sarbanes-Oxley compliance work.

Depletion, Depreciation and Amortization. Depletion, depreciation and amortization decreased in the current quarter by $17,029 to $114,255 due to the interruption in production from High Island Block 115 and High Island Block 37 from damage to third party shore facilities caused by Hurricane Ike in September 2008.
Other Income. Other income decreased due to a decrease in interest income of $47,329 in the current quarter. Interest income decreased because of decreases in both the amount of available funds and the interest rate earned on those funds.
Liquidity and Capital Resources
Sources and Uses of Cash. Our primary source of cash is cash flow from operations. During 2008, we had negative cash flow from operations of approximate $0.6 million, excluding working capital changes, mainly due to low utilization of our pipeline systems and loss of production attributable to Hurricane Ike. We utilized available cash to participate in an exploratory well in High Island Block 37 for a 2.8% working interest for a total of $0.7 million. Unfortunately, the well was determined to be non-commercial and was plugged and abandoned in the third quarter of 2008.
Our Company does not enter into any hedges or any type of derivatives to offset changes in commodity prices. We also do not have any outstanding debt or a credit facility with a bank or institution that may restrict us from issuing debt or common stock of the Company. Our current available cash is $3.9 million at December 31, 2008.

	For Year Ended December 31,
	(in millions)
	2008	2007
Cash Flow from Operations
Loss from operations	($0.7)	($0.7)
Change in current assets and liabilities	0.1	0.5

Total cash flow from operations	($0.6)	($0.2)

Cash Outflows
Capital expenditures	($0.8)	($0.1)

Total cash outflows	($0.8)	($0.1)

Total change in cash flows	($1.4)	($0.3)
In the past two years, we have used a portion of our cash reserves to fund our working capital requirements that were not funded from operations.
Critical Accounting Policies
The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules at or before their adoption, and believe the proper implementation and consistent application of accounting rules is critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by comparatively analyzing similar situations and reviewing the accounting guidance governing them, and may consult with our independent accountants about the appropriate interpretation and application of these policies. Our most critical accounting policies currently relate to the accounting for the impairment of long-lived assets, which include primarily our pipeline assets, as of December 31, 2008 and the accounting for future asset retirement costs.
Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we initiate a review for impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. Currently, our pipeline assets are significantly under utilized and such underutilization is an indicator of possible impairment at December 31, 2008. Accordingly, we developed future cash flows as of December 31, 2008 expected to be generated from our pipeline assets based on certain assumptions. The most significant assumption made in connection with the preparation of expected future cash flows is that pipeline throughput volumes will increase over the next few years due to increasing current leasing and drilling activities, and prospective drilling activity surrounding our pipelines. Based on the results of the impairment test, which indicates expected future undiscounted cash flows are in excess of the pipeline assets net carrying value, no impairment has been recorded as of December 31, 2008.
The accounting for future abandonment costs changed on January 1, 2003 with the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted towards its future value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Future asset retirement costs include costs to dismantle and relocate or dispose of our offshore platforms, pipeline systems and related onshore facilities, plugging and abandonment of wells and restoration costs of land and seabed. We develop estimates of these costs for each of our assets based upon regulatory requirements, the type of platform structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future abandonment costs on a quarterly basis.
Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
The provisions of FIN 48 have been applied to all of our material tax positions taken from January 1, 2007 through the fiscal year ended December 31, 2008. We have determined that all of our material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by FIN 48. In addition, we have determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.
Fair Value Measurements. On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our financial position and results of operations. We are assessing the impact of SFAS 157 for nonfinancial assets and liabilities.
Fair Value Option for Financial Assets and Financial Liabilities. On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose an irrevocable election to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We did not elect the fair value option under SFAS 159 for any of our financial assets or liabilities upon adoption.
Recently Issued Accounting Pronouncements and Accounting Developments
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
Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. In December 2007, the FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any non-controlling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in our consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.
Hierarchy of Generally Accepted Accounting Principles. In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement became effective on November 15, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material effect on the Company’s results of operations, financial position or cash flows.
Revisions to the SEC’s Oil and Gas Reporting Disclosure Requirements. On December 31, 2008, the SEC issued the Final Rule, which adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the Final Rule is prohibited. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the SEC’s Final Rule include, but are not limited to:
•	Oil and gas reserves must be reported using the average price over the prior 12 month period, rather than year-end prices;
•	Companies will be allowed to report, on an optional basis, probable and possible reserves;
•	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities”;
•	Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;
•	Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs;
•	Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.
The Company is currently evaluating the potential impact of adopting the Final Rule. The SEC is discussing the Final Rule with the FASB staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, we will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2009.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Remainder of Page Intentionally Left Blank

Report of Independent Registered Public Accounting Firm
The Board of Directors and
     Stockholders of Blue Dolphin Energy Company
Houston, Texas
We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Dolphin Energy Company and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
/s/ UHY LLP
Houston, Texas
March 12, 2009

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$3,864,876	$5,226,779
Accounts receivable, net of allowance for doubtful accounts	442,715	693,977
Prepaid expenses and other current assets	436,242	508,517

Total current assets	4,743,833	6,429,273

Property and equipment, at cost:
Oil and gas properties (full-cost method)	1,286,700	751,175
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	290,313	279,468

	9,016,376	8,470,006
Less: Accumulated depletion, depreciation and amortization	4,494,059	3,966,087

Total property and equipment, net	4,522,317	4,503,919

Other assets	9,463	10,640

Total assets	$9,275,613	$10,943,832

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$389,268	$432,974
Accrued expenses and other liabilities	9,593	109,628
Asset retirement obligations — current portion	—	262,187
Other long-term liabilities — current portion	25,996	25,996

Total current liabilities	424,857	830,785

Long-term liabilities:
Asset retirement obligations, net of current portion	2,183,190	1,831,520
Other long-term liabilities, net of current portion	25,996	51,992

Total long-term liabilities	2,209,186	1,883,512

Total liabilities	2,634,043	2,714,297

Commitments and contingencies

Stockholders’ equity:
Common stock ($.01 par value, 25,000,000 shares authorized, 11,691,243 and 11,610,363 shares issued and outstanding at December 31, 2008 and 2007, respectively)	116,912	116,104
Additional paid-in capital	32,495,417	32,117,950
Accumulated deficit	(25,970,759)	(24,004,519)

Total stockholder’s equity	6,641,570	8,229,535

Total liabilities and stockholders’ equity	$9,275,613	$10,943,832

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007
Revenue from operations:
Pipeline operations	$2,448,831	$2,494,406
Oil and gas sales	540,579	517,411

Total revenue from operations	2,989,410	3,011,817

Cost of operations:
Pipeline operating expenses	1,722,642	1,788,288
Lease operating expenses	243,450	240,317
Depletion, depreciation and amortizaton	527,972	554,704
Impairment of oil and gas properties	213,563	—
General and administrative expenses	1,953,496	1,996,424
Stock-based compensation	298,275	181,852
Accretion expense	108,020	120,384

Total cost of operations	5,067,418	4,881,969

Loss from operations	(2,078,008)	(1,870,152)

Other income (expense):
Interest and other income	120,069	248,637
Loss on disposal of assets	(1,886)	—

Total other income (expense)	118,183	248,637

Loss before income taxes	(1,959,825)	(1,621,515)

Income tax expense	(6,415)	(4,057)

Net loss	$(1,966,240)	$(1,625,572)

Loss per common share:
Basic	$(0.17)	$(0.14)

Diluted	$(0.17)	$(0.14)

Weighted average number of common shares outstanding:
Basic	11,642,391	11,568,311

Diluted	11,642,391	11,568,311

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common		Additional		Total
	Stock	Common	Paid-In	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance at December 31, 2006	11,555,452	$115,555	$31,835,137	$(22,378,947)	$9,571,745

Issuance under stock plans	27,938	279	22,071	—	22,350
Common stock issued for services	26,973	270	78,890	—	79,160
Stock-based compensation	—	—	181,852	—	181,852
Net loss	—	—	—	(1,625,572)	(1,625,572)

Balance at December 31, 2007	11,610,363	$116,104	$32,117,950	$(24,004,519)	$8,229,535

Issuance under stock plans	—	—	—	—	—
Common stock issued for services	80,880	808	79,192	—	80,000
Stock-based compensation	—	—	298,275	—	298,275
Net loss	—	—	—	(1,966,240)	(1,966,240)

Balance at December 31, 2008	11,691,243	$116,912	$32,495,417	$(25,970,759)	$6,641,570

See accompanying notes to consolidated financial statements.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(1,966,240)	$(1,625,572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	527,972	554,704
Impairment of oil and gas properties	213,563	—
Accretion expense	108,020	120,384
Stock-based compensation	298,275	181,852
Common stock issued for services	80,000	79,160
Bad debt expense	26,699	—
Loss on disposal of assets	1,886	—
Changes in operating assets and liabilities:
Accounts receivable	224,563	480,342
Prepaid expenses and other current assets	73,452	(159,991)
Abandonment costs incurred	(18,537)	(76,290)
Accounts payable, accrued expenses and other liabilities	(169,737)	262,245

Net cash used in operating activities	(600,084)	(183,166)

INVESTING ACTIVITIES
Exploration and development costs	(749,088)	—
Capital expenditures	(12,731)	(111,552)

Net cash used in investing activities	(761,819)	(111,552)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	22,350

Net cash provided by financing activities	—	22,350

Decrease in cash and cash equivalents	(1,361,903)	(272,368)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,226,779	5,499,147

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,864,876	$5,226,779

Non-cash activities:
Change in estimate for asset retirement obligations and related fixed assets	$—	$35,205

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

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

Estimated proved oil and gas reserves are based upon reports prepared internally by us. The net carrying value of oil and gas properties, less related deferred income taxes, is limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate applied) of estimated future net revenues from proved reserves, after giving effect to income taxes, and the lower of cost or estimated fair value of unproved properties. In 2008, our

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
unamortized cost exceeded the present value of estimated future net revenues and we recorded an impairment to our oil and gas properties of $213,563. Disposition of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

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

We have asset retirement obligations associated with the future abandonment of pipelines and related facilities and offshore oil and gas properties. The following table summarizes our asset retirement obligation transactions during the years ended December 31, 2008 and 2007 (in thousands).

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Years Ended December 31,
	2008	2007

Beginning asset retirement obligations	$2,094	$2,014
Liabilities incurred	—	36
Liabilities settled	(19)	(76)
Accretion expense	108	120

Ending asset retirement obligations	$2,183	$2,094

Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payments (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense when stock options were granted with an exercise price equal to the grant date fair market value of a share of our common stock.
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
Recognition of Oil and Gas Revenue
Sales from producing wells are recognized on the entitlement method of accounting which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at December 31, 2008 was not material.
Recognition of Pipeline Transportation Revenue
Revenues from our pipelines are derived from fee-based contracts and are typically based on transportation fees per unit of volume transported multiplied by the volume delivered. Revenue is recognized when volumes have been physically delivered for the customer through the pipeline.
Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customer’s credit worthiness or

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. The Company regularly reviews all aged accounts receivables for collectability and establishes an allowance as necessary for individual customer balances. As of December 31, 2008 and 2007, we had recorded an allowance for doubtful accounts of $26,699 and $0 respectively.
Income Taxes
We provide for income taxes using the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes and FIN 48. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under FIN 48, which we adopted effective January 1, 2007, tax positions are evaluated in a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is a measurement process whereby a tax position that meets the more-likely-than-not threshold is calculated to determine the amount of benefit to recognize in the financial statements.
Earnings Per Share
We apply the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires the presentation of basic earnings per share (“EPS”) which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the consolidated statement of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.
Employee stock options and stock warrants outstanding were not included in the computation of diluted earnings per share for the years ended December 31, 2008 and 2007, because their assumed exercise and conversion would have an anti-dilutive effect on the computation of diluted loss per share.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table provides reconciliation between basic and diluted loss per share:

	Year Ended
	December 31,
Basic and Diluted	2008	2007

Net loss	$(1,966,240)	$(1,625,572)

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	11,642,391	11,568,311

Per share amount	$(0.17)	$(0.14)

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
Recently Adopted Accounting Pronouncements
Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 was effective for our fiscal year beginning January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We adopted SFAS No. 157 on January 1, 2008 with no effect on our consolidated financial statements.
The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 was effective for our fiscal year beginning January 1, 2008. The adoption of SFAS No. 159 did not impact our consolidated financial statements.

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
Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. In December 2007, the FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any non-controlling interests as a separate component of stockholders’ equity. We would also be required to present any net income (loss) allocable to non-controlling interests and net income (loss) attributable to the stockholders of the company separately in our consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.
Hierarchy of Generally Accepted Accounting Principles. In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement became effective on November 15, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material effect on the Company’s results of operations, financial position or cash flows.
(2)	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term maturities of these instruments.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(3)	Income Taxes

Income tax expense consisted of $6,415 and $4,057 and was related to state income tax for the years ended 2008 and 2007, respectively.

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Net operating loss and capital loss carryforwards	$5,881,885	$5,700,789
AMT credit carryforward	11,564	11,564
Basis differences in property and equipment	314,192	151,268

Total deferred tax assets	6,207,641	5,863,981
Less: valuation allowance	(6,207,641)	(5,863,981)

Deferred tax assets, net	$—	$—

In assessing the recoverability of deferred tax assets, we apply SFAS No. 109 and FIN 48, which we adopted effective January 1, 2007, to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. A full valuation allowance against our deferred tax asset was recognized at December 31, 2008 and 2007 due to our uncertainty as to the utilization of the deferred tax assets in the foreseeable future. The net change in the total valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $343,660 and $641,624, respectively.
Our effective tax rate applicable to continuing operations in 2008 and 2007 is as follows:

	Years Ended December 31,
	2008	2007
Expected tax rate	(34.00%)	(34.00%)
Change in valuation allowance recognized in earnings	34.33%	34.25%

	0.33%	0.25%

For federal tax purposes, we have net operating loss carry-forwards (“NOLs”) of approximately $17.3 million at December 31, 2008. These NOLs must be utilized prior to their expiration, which will occur between 2011 and 2028.
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

The provisions of FIN 48 have been applied to all of our material tax positions taken through the date of adoption and through the fiscal year ended December 31, 2008. We have determined that all of our material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by FIN 48. In addition, we have determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.

In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State’s current franchise tax regime. Although the Texas margins tax (“TMT”) is imposed on an entity’s gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax. In accordance with the guidance provided in SFAS 109, we have properly determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

(4)	Warrants

At December 31, 2008, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life was as follows:

	Warrants Outstanding, Fully Vested and Exercisable at December 31, 2008
		Weighted Average
		Remaining
		Contractual Life in	Weighted Average
Exercise Prices	Number Outstanding	Years	Exercise Price
$6.00 to $6.50	16,440	0.3	$6.37
These securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
A summary of warrant activity for 2008 and 2007 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, December 31, 2006	16,440	$5.39	16,440	$5.39
Granted	—	—
Exercised	—	—

Outstanding, December 31, 2007	16,440	$5.88	16,440	$5.88
Granted	—	—
Exercised	—	—

Outstanding, December 31, 2008	16,440	$6.37	16,440	$6.37

(5)	Stock Options

Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards was increased from 650,000 shares to 1,200,000 shares after approval by our stockholders at the 2007 Annual Meeting of Stockholders, which was held on May 30, 2007. As of December 31, 2008, we had 210,040 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. All ISO awards granted in previous years vested immediately, however, 200,000 ISOs granted in May 2007 and 75,000 ISO’s granted in August 2008 have a three year vesting period and 150,000 ISOs granted in October 2007 have a two year vesting period. An additional 28,500 options were granted in October 2007 that vested immediately. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan. The 2000 Plan is administered by the Compensation Committee of our Board of Directors.

SFAS 123(R) states that a tax deduction is permitted for stock options exercised during the period, generally for the excess of the price at which stock issued from exercise of the options are sold over the exercise price of the options. Tax benefits are to be shown on the Statement of Cash Flows as financing cash inflows. Any tax deductions we receive from the exercise of stock options for the foreseeable future will be applied to the valuation allowance in determining our net operating loss carry forward.

Additionally, we utilized the alternate transition method (simplified method) for calculating the beginning balance in the pool of excess tax benefits in accordance with FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Pursuant to SFAS 123(R), we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used to determine the fair value of stock options granted during the years ended December 31, 2008 and 2007.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Years Ended December 31,
	2008	2007
Stock options granted	75,000	378,500
Risk-free interest rate	3.23%	4.31 to 4.80%
Expected term, in years	6.00	3.75 to 5.97
Expected volatility	90.70%	81.67 to 92.40%
Dividend yield	0.00%	0.00%
Expected volatility used in the model is based on the historical volatility of our common stock and is weighted 50% for the historical volatility over a past period equal to the expected term and 50% for the historical volatility over the past two years prior to the grant date. This weighting method was chosen to account for the significant changes in our financial condition beginning approximately three years ago. These changes include the improvement in our working capital, improved pipeline throughput and the reduction and ultimate elimination of our outstanding debt.
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
At December 31, 2008, there were a total of 555,559 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of our stock options granted to key employees, officers and directors, for the purchase of shares of common stock, is as follows:
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2008
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Options outstanding at December 31, 2006	143,997	$1.56

Options granted	378,500	$2.93

Options exercised	(27,938)	$0.80

Options expired or cancelled	(3,000)	$6.00

Options outstanding at December 31, 2007	491,559	$2.61

Options granted	75,000	$1.36

Options exercised	—	$0.00

Options expired or cancelled	(11,000)	$3.10

Options outstanding at December 31, 2008	555,559	$2.43	6.6	$—

Options exercisable at December 31, 2008	271,559	$2.35	5.4	$—

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table summarizes additional information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Average			Weighted
		Remaining			Average
Range of Exercise	Number	Contractual Life	Weighted Average	Number	Exercise
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price
$0.35 to $0.80	70,830	4.3	$0.44	70,830	$0.44
$1.36 to $1.90	98,429	8.1	$1.44	23,429	$1.71
$2.81 to $2.99	368,500	7.0	$2.91	159,500	$2.88
$6.00	17,800	1.4	$6.00	17,800	$6.00

	555,559			271,559

The following summarizes the net change in non-vested stock options for the years shown:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2006	—	$0.00
Granted	378,500	$2.06
Canceled or expired	—	$0.00
Vested	(28,500)	$1.96

Non-vested at December 31, 2007	350,000	$2.05
Granted	75,000	$1.03
Canceled or expired	—	$0.00
Vested	(141,000)	$2.00

Non-vested at December 31, 2008	284,000	$1.83

As of December 31, 2008, there was $379,027 of unrecognized compensation cost related to 284,000 non-vested stock options granted under the existing stock incentive plan, the 2000 Plan. The weighted average period over which the unrecognized compensation cost will be recognized is 14 months. Subsequent to year end, due to the departure of an officer, 75,000 options were forfeited. In subsequent periods, stock compensation expense will be net of the associated expense for the forfeited options.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(6)	Leases

We have various operating leases that extend through April 2017. Certain of these operating leases are non-cancelable through May 2010. The following is a schedule of future minimum lease payments under non-cancelable operating leases exceeding one year at December 31, 2008:

Future
Minimum
Lease
Years Ending December 31,	Payments

2009	107,051
2010	172,646

$279,697

Rent expense on operating leases for the years indicated are as follows:

Lease
Years Ended December 31,	Expense
2008	$116,117
2007	$102,980
(7)	Commitments and Contingencies

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
(8)	Business Segment Information

Our operations are conducted in two principal business segments: (i) pipeline transportation services and (ii) oil and gas exploration and production. Our segments are managed jointly mainly due to the size of the Company. Our management uses earnings before interest expense and income taxes (“EBIT”) to assess the operating results and effectiveness of our business segments, which consist of our consolidated businesses and investments. We believe EBIT is useful to our investors because it allows them to evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income or loss from continuing operations, such as the impact of accounting changes, (ii) income taxes and (iii) interest expense (income). We exclude interest expense (income) and other expense or income not pertaining to the operations of our segments from this measure so that investors may evaluate our current operating results without regard to our financing methods or capital structure. We understand that EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating cash flows.

Below is a reconciliation of our EBIT (by segment) for each of the two years ended:

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2008
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$2,448,831	$540,579	$—	$2,989,410
Operation cost(2)	3,389,058	594,247	342,578	4,325,883
Depletion, depreciation and amortization	417,384	317,618	6,534	741,535

EBIT	$(1,357,611)	$(371,286)	$(349,112)	$(2,078,008)

Capital expenditures	$1,033	$749,088	$11,698	$761,819

Identifiable assets(3)	$5,073,147	$560,221	$3,642,245	$9,275,613

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $3.5 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable Assets contain related legal obligations of each segment including cash, accounts receivable & payable and recorded net assets.

	December 31, 2007
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$2,494,406	$517,411	$—	$3,011,817
Operation cost(2)	3,300,130	557,584	469,551	4,327,265
Depletion, depreciation and amortization	413,342	135,650	5,712	554,704

EBIT	$(1,219,066)	$(175,823)	$(475,263)	$(1,870,152)

Capital expenditures	$106,842	$—	$4,710	$111,552

Identifiable assets(3)	$5,769,899	$344,541	$4,829,392	$10,943,832

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $4.7 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable Assets contain related legal obligations of each segment including cash, accounts receivable & payable and recorded net assets.

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

	Oil and Gas	Pipeline
	Sales	Operations	Total

Year Ended December 31, 2008:
Arena Offshore	$—	$513,634	$513,634
W&T Offshore	$—	$488,083	$488,083
Gryphon Exploration Co.	$—	$367,153	$367,153
Apex Oil & Gas	$—	$338,836	$338,836

Year Ended December 31, 2007:
Apex Oil & Gas	$—	$809,420	$809,420
W&T Offshore	$—	$519,866	$519,866
Gryphon Exploration Co.	$—	$341,406	$341,406
(9)	Supplemental Oil and Gas Information

The following supplemental information regarding our oil and gas activities is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Associated with our non-operating interest in High Island Block 37, we recognized gas and oil sales revenues of approximately $250,000 and $300,000 in 2008 and 2007, respectively, and lease operating expenses of approximately $127,000 and $32,000 in 2008 and 2007, respectively. We have a working interest of approximately 2.8% in two producing wells in the block. The A-2 well resumed production in the first quarter of 2009 after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike in September 2008.

Associated with our non-operated interest in High Island Block 115, we recognized gas and oil sales revenues of approximately $290,000 and $30,000 in 2008 and 2007, respectively, and lease operating expenses of approximately $116,000 and $8,000 in 2008 and 2007, respectively. We have a working interest of 2.5% in one zone of a single well in the lease. The well resumed production in the first quarter of 2009 after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike in September 2008.
Estimated Quantities of Proved Oil and Gas Reserves (unaudited)

Set forth below is a summary of the changes in the estimated quantities of our crude oil and condensate, and gas reserves for the periods indicated, as estimated by us at December 31, 2008 and 2007. All of our reserves are located within the United States of America. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

	Oil	Gas
Quantity of Oil and Gas Reserves	(Bbls)	(Mcf)

Total proved reserves at December 31, 2006:	153	108,047
Revisions to previous estimates	64	(22,045)
Extensions, discoveries, improved recovery and other additions	806	164,456
Purchase of reserves in place	—	—
Sales of reserves in place	—	—
Production	(177)	(72,787)

Total proved reserves at December 31, 2007	846	177,671

Revisions to previous estimates	(297)	10,827
Extensions, discoveries, improved recovery and other additions	337	14,440
Purchase of reserves in place	—	—
Sales of reserves in place	—	—
Production	(117)	(44,720)

Total proved reserves at December 31, 2008	769	158,218

Proved developed reserves:
December 31, 2008	769	158,218
December 31, 2007	846	177,671

Total proved reserves:
December 31, 2008	769	158,218
December 31, 2007	846	177,671

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Capitalized Costs of Oil and Gas Producing Activities
The following table sets forth the aggregate amounts of capitalized costs relating to our oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation, amortization as of:

	December 31,	December 31,
	2008	2007

Unproved properties and prospect generation costs not being amortized	$—	$—

Proved properties being amortized	1,286,700	751,175

Total capitalized costs	1,286,700	751,175

Accumulated depreciation, depletion and amortization	(776,467)	(675,855)

Net capitalized costs	$510,233	$75,320

Costs Incurred in Oil and Gas Producing Activities
The following table reflects the costs incurred in oil and gas property acquisition, disposition, exploration and development activities during the periods indicated:

	Years Ended December 31,
	2008	2007

Costs incurred:
Acquisition of proved properties	$—	$—
Acquisition of unproved properties	—	—

Exploration costs	749,088	—
Development costs	—	—

Total costs incurred	$749,088	$—

We did not incur costs in the acquisition of oil and gas properties in 2008 or 2007.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Results of Operations for Oil and Gas Producing Activities
The results of operations from oil and gas producing activities below exclude non-oil and gas revenues, general and administrative expenses, interest expense and interest income.

	Years Ended December 31,
	2008	2007

Revenues from oil and gas producing activities	$540,579	$517,411
Production costs	(243,450)	(240,317)
Depreciation, depletion, and amortization	(104,055)	(135,650)
Impairment of oil and gas properties	(213,563)	—

Pretax income from producing activities	(20,489)	141,444

Income tax expense/estimated loss carryforward benefit	324	(354)

Results of oil and gas producing activities (excluding corporate overhead and interest costs)	$(20,165)	$141,090

Standardized Measure of Discounted Future Net Cash Flows (unaudited)
The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to our interest in proved oil and gas reserves for:

	Years Ended December 31,
	2008	2007

Future cash inflows	$866,600	$1,342,000
Future development costs	—	(395,000)
Future production costs	(267,900)	(129,000)
Future income taxes	—	(278,120)
10% discount factor	(88,500)	(70,620)

Standardized measure of discounted future net cash inflows (outflows)	$510,200	$469,260

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
Income taxes were computed by applying year-end statutory rates to pretax net cash flows, reduced by the tax basis of the properties and available net operating loss carry-forwards. The annual future net cash flows were discounted, using a prescribed 10% rate, and summed to determine the standardized measure of discounted future net cash flow.

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

	Years Ended December 31,
	2008	2007

Sales and transfers, net of production costs	$(297,129)	$(277,094)
Net change in sales and transfer prices, net of production costs	(377,061)	16,380
Extension, discoveries and improved recovery, net of future production and development costs	404,129	987,094
Development costs incurred during the period that reduced future development costs	18,500	76,290
Changes in estimated future development cost	67,296	(252)
Revisions of quantity estimates	(27,964)	(132,353)
Accretion of discount	10,700	8,900
Net change in income taxes	241,740	(255,680)
Change in production rates (timing) and other	762	(12,765)

Net change	$40,973	$410,520

Remainder of Page Intentionally Left Blank

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the year covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of December 31, 2008, the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Our management, including our Chief Executive Officer and our Principal Accounting and Financial Officer, does not expect our internal control over financial reporting to prevent all error or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must take into account resource constraints. The benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our internal control over financial reporting, however, is designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.
Changes In Internal Controls over Financial Reporting
There have been no changes made in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, during the period covered by this report.

ITEM 9B. OTHER INFORMATION
None.
Remainder of Page Intentionally Left Blank

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Remainder of Page Intentionally Left Blank

PART IV
ITEM 15. EXHIBITS

	No.		Description

	3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.

	3.2	(9)	Amended and Restated Bylaws of the Company.

	4.1	(2)	Specimen Certificate of our Company common stock.

	4.3	(7)	Form of Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated September 8, 2004.

*	10.1	(3)	Blue Dolphin Energy Company 2000 Stock Incentive Plan.

*	10.2	(4)	Amendment to the Blue Dolphin Energy Company 2000 Stock Incentive Plan.

	10.3	(5)	Second Amendment to the Blue Dolphin Energy Company 2000 Stock Incentive Plan.

	10.4	(6)	Purchase and Sale Agreement by and between Blue Dolphin Pipe Line Company and MCNIC, dated February 1, 2002.

	10.5	(7)	Sale of American Resources Offshore, Inc. Common Stock Agreement between Blue Dolphin Exploration Co. and Ivar Siem, dated September 8, 2004.

	10.6	(8)	Purchase and Sale Agreement by and between Blue Dolphin Energy Company, WBI Pipeline & Storage Group, Inc. and SemGas LP, dated October 29, 2004.

	10.7	(10)	Amendment to the Asset Purchase Agreement by and among MCNIC Offshore Pipeline and Processing Company and Blue Dolphin Pipe Line Company dated February 28, 2005.

	10.8	(12)	Placement Agency Agreement by and between Blue Dolphin Energy Company and Starlight Investments, LLC dated May 27, 2005.

	10.9	(13)	Form of Stock Purchase Agreement between Blue Dolphin Energy Company and Osler Holdings Limited, Gilbo Invest AS, Spencer Energy AS, Spencer Finance Corp., Hudson Bay Fund, LP, Don Fogel and SIBEX Capital Fund, Inc. dated March 8, 2006.

	14.2	(11)	Code of Ethics applicable to the Chairman, Chief Executive Officer and Senior Financial Officer.

**	21.1		List of Subsidiaries of the Company.

**	23.1		Consent of UHY LLP.

**	31.1		Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2		T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*	Management Compensation Plan.

**	Filed herewith.

	No.	Description

**	32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1989 under the Securities and Exchange Act of 1934, dated March 30, 1990 (Commission File No. 000-15905).

(3)	Incorporated herein by reference to Exhibits filed in connection with the Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated May 18, 2000 (Commission File No. 000-15905).

(4)	Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated April 16, 2003 (Commission File No. 000-15905).

(5)	Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated April 27, 2007 (Commission File No. 000-15905).

(6)	Incorporated herein by reference to Exhibits filed in connection with Form 10-KSB of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated July 23, 2002 (Commission File No. 000-15905).

(7)	Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated September 14, 2004 (Commission File No. 000-15905).

(8)	Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 6, 2004 (Commission File No. 000-15905).

(9)	Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 26, 2007 (Commission File No. 000-15905).

(10)	Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated March 2, 2005 (Commission File No. 000-15905).

(11)	Incorporated herein by reference to Exhibit 14.1 filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2004 under the Securities Exchange Act of 1934, dated March 25, 2005 (Commission File No. 000-15905).

*	Management Compensation Plan.

**	Filed herewith.

(12)	Incorporated herein by reference to Exhibit 10.9 filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2005 under the Securities Exchange Act of 1934, dated March 30, 2006 (Commission File No. 000-15905).

(13)	Incorporated herein by reference to Exhibit 10.10 filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2005 under the Securities Exchange Act of 1934, dated March 30, 2006 (Commission File No. 000-15905).
Remainder of Page Intentionally Left Blank

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY (Registrant)
By:	/s/ Ivar Siem
Ivar Siem
(Chairman and CEO)
Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivar Siem Ivar Siem	Chairman and CEO (Principal Executive Officer)	March 12, 2009

/s/ T. Scott Howard T. Scott Howard	Accounting Manager, Treasurer and Assistant Secretary (Principal Accounting and Financial Officer)	March 12, 2009

/s/ Laurence N. Benz Laurence N. Benz	Director	March 12, 2009

/s/ John N. Goodpasture John N. Goodpasture	Director	March 12, 2009

/s/ Harris A. Kaffie Harris A. Kaffie	Director	March 12, 2009

/s/ Erik Ostbye Erik Ostbye	Director	March 12, 2009