Form 10-Q
period 2009-03-31
BLUE DOLPHIN ENERGY CO
filed 2009-05-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2009

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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2009, there were 11,745,299 shares of the registrant’s common stock, par value $.01 per share, outstanding.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,546,118	$3,864,876
Accounts receivable	433,745	442,715
Prepaid expenses and other current assets	230,724	436,242

Total current assets	4,210,587	4,743,833

Property and equipment, at cost:
Oil and gas properties (full-cost method)	1,086,650	1,286,700
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	302,813	290,313

	8,828,826	9,016,376
Less: Accumulated depletion, depreciation and amortization	(4,622,972)	(4,494,059)

Net property and equipment	4,205,854	4,522,317

Other assets	9,463	9,463

Total Assets	$8,425,904	$9,275,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$418,312	$389,268
Accrued expenses and other liabilities	25,130	9,593
Asset retirement obligations — current portion	—	—
Other long-term liabilities — current portion	25,996	25,996

Total current liabilities	469,438	424,857

Long-term liabilities:
Other long-term liabilities, net of current portion	25,996	25,996
Asset retirement obligations, net of current portion	2,206,265	2,183,190

Total long-term liabilities	2,232,261	2,209,186

Total Liabilities	2,701,699	2,634,043

Commitments and contingencies

Stockholders’ Equity:
Common stock ($.01 par value, 25,000,000 shares authorized, 11,745,299 and 11,691,243 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	117,453	116,912
Additional paid-in capital	32,577,520	32,495,417
Accumulated deficit	(26,970,768)	(25,970,759)

Total Stockholders’ Equity	5,724,205	6,641,570

Total Liabilities and Stockholders’ Equity	$8,425,904	$9,275,613

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue from operations:
Pipeline operations	$514,759	$547,817
Oil and gas sales	21,946	130,720

Total revenue from operations	536,705	678,537

Cost of operations:
Pipeline operating expenses	466,260	415,956
Lease operating expenses	48,031	50,173
Depletion, depreciation and amortizaton	128,913	131,338
Impairment of oil and gas properties	203,110	—
General and administrative	602,194	561,625
Stock-based compensation	62,644	72,184
Accretion expense	27,918	28,576

Total cost of operations	1,539,070	1,259,852

Loss from operations	(1,002,365)	(581,315)

Other income (expense):
Interest and other income	2,356	55,941

Loss before income taxes	(1,000,009)	(525,374)

Income taxes	—	—

Net loss	$(1,000,009)	$(525,374)

Loss per common share
Basic	$(0.09)	$(0.05)

Diluted	$(0.09)	$(0.05)

Weighted average number of common shares outstanding
Basic	11,717,670	11,617,328

Diluted	11,717,670	11,617,328

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net loss	$(1,000,009)	$(525,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	128,913	131,338
Accretion of asset retirement obligations	27,918	28,576
Common stock issued for services	20,000	20,000
Compensation from issuance of stock options	62,644	72,184
Impairment of oil and gas properties	203,110	—
Changes in operating assets and liabilities:
Accounts receivable	8,970	(6,518)
Prepaid expenses and other assets	205,518	206,333
Abandonment costs incurred	(4,843)	—
Accounts payable, accrued expenses, and other liabilities	44,581	(96,855)

Net cash used in operating activities	(303,198)	(170,316)

Investing Activities
Purchases of property and equipment	(12,500)	—
Exploration and development costs	(3,060)	—

Net cash used in investing activities	(15,560)	—

Financing Activities	—	—

Net decrease in cash and cash equivalents	(318,758)	(170,316)

Cash and Cash Equivalents at Beginning of Period	3,864,876	5,226,779

Cash and Cash Equivalents at End of Period	$3,546,118	$5,056,463

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
1. Organization and Operation of the Company
Organization
Blue Dolphin Energy Company was incorporated in Delaware in January 1986 to engage in oil and gas exploration, production and acquisition activities and oil and gas transportation and marketing. We were formed pursuant to a reorganization effective June 9, 1986.
The unaudited condensed consolidated financial statements of Blue Dolphin Energy Company and its wholly-owned subsidiaries (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments necessary to present a fair consolidated statements of operations, financial position and cash flows. We believe that the disclosures are adequate and the information presented is not misleading. This report has been prepared in accordance with Form 10-Q instructions and therefore, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations.
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2009.
2. Summary of Significant Accounting Policies
Accounting Estimates. We have made a number of estimates and assumptions relating to the reporting of consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. This includes the estimated useful life of pipeline assets, valuation of stock-based payments and reserve information, which affects the depletion calculation as well as the full-cost ceiling limitation. While we believe current estimates are reasonable and appropriate, actual results could differ from those estimated.
Fair Value Measurements. On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our consolidated financial position and results of operations. We are assessing the impact of SFAS 157 for nonfinancial assets and liabilities.
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
Full-Cost Method of Accounting. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Under this method of accounting, we recognized an impairment to our oil and gas properties of $203,110 for the quarter ended March 31, 2009.
Earnings per Share. We apply the provisions of SFAS No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires the presentation of basic earnings per share (“EPS”) which excludes the dilutive effect of securities or

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
contracts to issue common stock, and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the condensed and consolidated statement of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the diluted weighted average number of shares of common stock outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.
Employee stock options and stock warrants outstanding at March 31, 2009 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

	Three Months Ended
	March 31,
Basic and Diluted	2009	2008
Net loss	$(1,000,009)	$(525,374)

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	11,717,670	11,617,328

Per share amount	$(0.09)	$(0.05)

Recent Accounting Developments
Business Combinations. In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.
Non-Controlling Interests in Consolidated Financial Statements. In December 2007, the FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any non-controlling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to non-controlling interests and net income or loss attributable to the stockholders of the company separately in our consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
3. Business Segment Information
Our operations are conducted in two principal business segments: (i) pipeline transportation services and (ii) oil and gas exploration and production. Our segments are managed jointly mainly due to our size. Management uses earnings before interest expense and income taxes (“EBIT”) to assess the operating results and effectiveness of our business segments, which consist of our consolidated businesses and investments. We believe EBIT is useful to our investors because it allows them to evaluate our operating performance using the same performance measure analyzed internally by management. We define EBIT as net income (loss) adjusted for: (i) items that do not impact our income or loss from continuing operations, such as the impact of accounting changes, (ii) income taxes and (iii) interest expense (income). We exclude interest expense (income) and other expense or income not pertaining to the operations of our segments from this measure so that investors may evaluate our current operating results without regard to our financing methods or capital structure. We understand that EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating cash flows.
Following is a reconciliation of our EBIT (by segment) for the three months ended March 31, 2009 and 2008, and at March 31, 2009 and 2008:

	March 31, 2009
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$514,759	$21,946	$—	$536,705
Operation cost(2)	1,032,349	71,773	102,925	$1,207,047
Depletion, depreciation and amortization	$105,042	$225,043	$1,938	$332,023

EBIT	$(622,632)	$(274,870)	$(104,863)	$(1,002,365)

Capital expenditures	$12,500	$3,060	$—	$15,560

Identifiable assets(3)	$4,603,878	$336,091	$3,485,935	$8,425,904

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of 3.4 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009

	March 31, 2008
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$547,817	$130,720	$—	$678,537
Operation cost(2)	850,870	150,800	126,844	$1,128,514
Depletion, depreciation and amortization	$104,332	$25,398	$1,608	$131,338

EBIT	$(407,385)	$(45,478)	$(128,452)	$(581,315)

Capital expenditures	$—	$—	$—	$—

Identifiable assets(3)	$5,580,894	$326,538	$4,534,931	$10,442,363

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of 4.5 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
4. Asset Retirement Obligations
We recorded the following activity related to its asset retirement obligations liability for the three months ended March 31, 2009:

Asset retirement obligations as of December 31, 2008	$2,183,190
Liabilities settled	(4,843)
Accretion expense	27,918

Asset retirement obligations as of March 31, 2009	$2,206,265

5. Stock-Based Compensation
Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards was increased from 650,000 shares to 1,200,000 shares after approval by our stockholders at the 2007 Annual Meeting of Stockholders, which was held on May 30, 2007. As of March 31, 2009, we had 285,040 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of common stock determined on the grant date. The 2000 Plan is administered by the Compensation Committee of our Board of Directors.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
Pursuant to SFAS 123R, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used to determine the fair value of stock options granted during the year ended December 31, 2008. There were no stock options granted in the quarter ended March 31, 2009.

December 31,
2008
Stock options granted	75,000
Risk-free interest rate	3.23%
Expected term, in years	6.00
Expected volatility	90.7%
Dividend yield	0.00%
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
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
At March 31, 2009, there were a total of 480,559 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2007	491,559	$2.61

Options granted	75,000	$1.36

Options exercised	—	$0.00

Options expired or cancelled	(11,000)	$3.10

Options outstanding at December 31, 2008	555,559	$2.43

Options granted	—	$—

Options exercised	—	$—

Options expired or cancelled	(75,000)	$1.36

Options outstanding at March 31, 2009	480,559	$2.60	5.9	$2,857

Options exercisable at March 31, 2009	271,559	$2.35	5.2	$2,857

The following table summarizes additional information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining	Weighted		Average
Range of Exercise	Number	Contractual Life	Average Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.35 to $0.80	70,830	4.1	$0.44	70,830	$0.44
$1.55 to $1.90	23,429	2.9	$1.71	23,429	$1.71
$2.81 to $2.99	368,500	6.7	$2.91	159,500	$2.88
$6.00	17,800	1.1	$6.00	17,800	$6.00

	480,559			271,559

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
The following summarizes the net change in non-vested stock options for the periods shown:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at December 31, 2007	350,000	$2.05
Granted	75,000	$1.03
Canceled or expired	—	$—
Vested	(141,000)	$2.00

Non-vested at December 31, 2008	284,000	$1.83
Granted	—	$—
Canceled or expired	(75,000)	$1.03
Vested	—	$—

Non-vested at March 31, 2009	209,000	$2.12

As of March 31, 2009, there was $241,486 of unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan. The weighted average period over which the unrecognized compensation cost will be recognized is 11 months.
6. Warrants
A summary of warrant activity for the periods shown is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2007	16,440	$5.88	16,440	$5.88
Granted	—	$—
Exercised	—	$—

Outstanding, December 31, 2008	16,440	$6.37	16,440	$6.37
Granted	—	$—
Exercised	—	$—

Outstanding, March 31, 2009	16,440	$6.37	16,440	$6.37

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
At March 31, 2009, the range of warrant prices for shares of common stock issuable upon exercise of warrants and the weighted-average remaining contractual life was as follows:

Warrants Outstanding, Fully Vested and Exercisable at
March 31, 2009
Weighted Average
		Remaining	Weighted
	Number	Contractual Life in	Average Exercise
Exercise Prices	Outstanding	Years	Price
$6.00 to $6.50	16,440	0.1	$6.37
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
Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report.
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
Pipeline Transportation. Although the Blue Dolphin Pipeline System added a new shipper in the three months ended March 31, 2009 (the “current quarter”), pipeline revenues were down compared to the three months ended March 31, 2008 (the “previous quarter”). Deliveries from Galveston Area Block 321 into the Blue Dolphin Pipeline System began in mid-March 2009. The Blue Dolphin Pipeline System is currently transporting an aggregate of approximately 19 MMcf of gas per day from nine shippers. The GA 350 Pipeline is currently transporting an aggregate of approximately 23 MMcf of gas per day from six shippers.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Oil and Gas Exploration and Production.
▪	Galveston Area Block 321 — In September 2008, we acquired a 0.5% overriding royalty interest in an exploratory well in Galveston Area Block 321. Drilling of the well commenced in late December 2008 and continued through early January 2009. The well commenced production in mid-March 2009. Production is currently being delivered through the Blue Dolphin Pipeline System.

▪	High Island Block 115 — The B-1 well resumed production in February 2009 after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike in September 2008. We maintain a 2.5% working interest in the well.

▪	High Island Block 37 — The A-2 well resumed production in February 2009 after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike. We maintain a 2.8% working interest in the well.
Our pipeline assets remain significantly under-utilized. The Blue Dolphin Pipeline System is currently operating at approximately 12% of capacity, the GA 350 Pipeline is currently operating at approximately 35% of capacity and the Omega Pipeline is inactive. Production declines, temporary stoppages or cessations of production from wells tied into our pipelines or from our working and overriding royalty interests in wells in Galveston Area and High Island blocks could have a material adverse effect on our cash flows and liquidity if the resulting revenue declines are not offset by revenues from other sources. Due to our small size, geographically concentrated asset base and limited capital resources, any negative event has the potential to have a material adverse impact on our financial condition. We are continuing our efforts to increase the utilization of our existing assets and acquire additional assets that will diversify our asset base, improve our competitive position and be accretive to earnings.
Results of Operations
We reported a net loss of $1,000,009 in the current quarter compared to a net loss of $525,374 in the previous quarter.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $33,058, or 6%, in the current quarter to $514,759 primarily as a result of decreases in gas volumes transported. Revenues from the Blue Dolphin Pipeline System decreased to approximately $424,000 in the current quarter compared to approximately $443,000 in the previous quarter. Daily gas volumes transported on the Blue Dolphin Pipeline System averaged 19 MMcf of gas per day in the current quarter, down from 21 MMcf of gas per day in the previous quarter. Revenues on the GA 350 Pipeline decreased to approximately $91,000 compared to approximately $105,000 in the previous quarter due to a decrease in average daily gas volumes transported of 22 MMcf of gas per day in the current quarter from 25 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $108,774, or 83%, in the current quarter due to the interruption in production from High Island Block 115 and High Island Block 37 as a result of damage to third party shore facilities caused by Hurricane Ike in September 2008, as well as lower commodity prices. The sales mix by product was 95% gas and 5% condensate. Our average realized gas price per Mcf in the current quarter was $3.66 compared to $7.89 in the previous quarter. Our average realized condensate price per barrel was $42.68 in the current quarter compared to $115.45 in the previous quarter.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter increased by $50,304 to $466,260 due to increases in storage tank repairs, crane repairs and other repairs related to damage from Hurricane Ike. The increases were partially offset by decreases in salt water disposal and insurance expenses.
Impairment of Oil and Gas Properties. We recorded a full cost ceiling impairment of $203,110 for the current quarter. Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
proved reserves, calculated using prevailing oil and natural gas prices on the last day of the period, or a subsequent higher price under certain circumstances. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. Our ceiling was calculated using prices of $47.19 per barrel of oil and $3.65 per MMbtu. Accordingly, at March 31, 2009, our costs exceeded our ceiling limitation, resulting in a write-down of our oil and natural gas properties.
General and Administrative Expenses and Stock Based Compensation. These expenses increased by $31,029 to $664,838 in the current quarter primarily due to increases in compensation expense, consulting fees and contract labor. These increases were partially offset by decreases in audit expense and stock option expense.
Other Income. Other income decreased due to a decrease in interest income of $53,585 in the current quarter. Interest income decreased because of decreases in both the amount of available funds and the interest rate earned on those funds.
Liquidity and Capital Resources
Sources and Uses of Cash. Our primary source of cash is cash flow from operations. During the three months ended March 31, 2009, we had negative cash flow from operations of $303,198, excluding working capital changes, mainly due to low utilization of our pipeline systems and loss of oil and gas revenues attributable to Hurricane Ike.
Currently, we do not enter into any hedges or any type of derivatives to offset changes in commodity prices. We also do not have any outstanding debt or a credit facility with a bank or institution that may restrict us from issuing debt or common stock. Available cash at March 31, 2009 was approximately $3.5 million.
The following table summarizes our change in cash flows at March 31, 2009 and 2008 (in thousands):

	March 31,	March 31,
	2009	2008
Cash flow from operations
Loss from operations	$(557)	$(273)
Change in current assets and liabilities	254	103

Total cash flow from operations	(303)	(170)

Cash outflows
Capital expenditures	(16)	—

Total cash outflows	(16)	—

Total change in cash flows	$(319)	$(170)

In the past two years, we have used a portion of our cash reserves to fund our working capital requirements that were not funded from operations.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Not Applicable.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of March 31, 2009, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
ITEM 6. EXHIBITS
(a)	Exhibits:

The following exhibits are filed herewith:

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Dolphin Energy Company.

3.2(2)	Amended and Restated Bylaws of Blue Dolphin Energy Company.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibits filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated October 13, 2004 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 26, 2007 (Commission File No. 000-15905).
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY

May 14, 2009	/s/ IVAR SIEM
IVAR SIEM
Chairman and Chief Executive Officer

/s/ T. SCOTT HOWARD

T. SCOTT HOWARD
Principal Accounting and Financial Officer