Form 10-Q
period 2009-06-30
BLUE DOLPHIN ENERGY CO
filed 2009-08-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2009, there were 11,785,299 shares of the registrant’s common stock, par value $.01 per share, outstanding.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,747,751	$3,864,876
Accounts receivable	436,105	442,715
Prepaid expenses and other current assets	670,784	436,242

Total current assets	3,854,640	4,743,833

Property and equipment, at cost:
Oil and gas properties (full-cost method)	1,086,733	1,286,700
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	302,813	290,313

	8,828,909	9,016,376
Less: Accumulated depletion, depreciation and amortization	(4,757,199)	(4,494,059)

Net property and equipment	4,071,710	4,522,317

Other assets	9,463	9,463

Total Assets	$7,935,813	$9,275,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$394,037	$389,268
Accrued expenses and other liabilities	32,623	9,593
Other long-term liabilities — current portion	25,996	25,996
Note payable — insurance	215,895	—

Total current liabilities	668,551	424,857

Long-term liabilities:
Other long-term liabilities, net of current portion	25,996	25,996
Asset retirement obligations, net of current portion	2,206,990	2,183,190

Total long-term liabilities	2,232,986	2,209,186

Total Liabilities	2,901,537	2,634,043

Commitments and contingencies

Stockholders’ Equity:
Common stock ($.01 par value, 100,000,000 shares authorized, 11,785,299 and 11,691,243 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	117,853	116,912
Additional paid-in capital	32,637,440	32,495,417
Accumulated deficit	(27,721,017)	(25,970,759)

Total Stockholders’ Equity	5,034,276	6,641,570

Total Liabilities and Stockholders’ Equity	$7,935,813	$9,275,613

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Revenue from operations:
Pipeline operations	$548,636	$695,402
Oil and gas sales	44,075	293,553

Total revenue from operations	592,711	988,955

Cost of operations:
Pipeline operating expenses	491,461	402,096
Lease operating expenses	674	83,094
Depletion, depreciation and amortizaton	134,227	117,690
General and administrative	691,074	561,548
Accretion expense	27,919	26,733

Total cost of operations	1,345,355	1,191,161

Loss from operations	(752,644)	(202,206)

Other income (expense):
Interest and other income	2,395	26,727

Loss before income taxes	(750,249)	(175,479)

Income taxes	—	—

Net loss	$(750,249)	$(175,479)

Loss per common share
Basic	$(0.06)	$(0.02)

Diluted	$(0.06)	$(0.02)

Weighted average number of common shares outstanding
Basic	11,765,519	11,632,165

Diluted	11,765,519	11,632,165

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Revenue from operations:
Pipeline operations	$1,063,395	$1,243,219
Oil and gas sales	66,021	424,273

Total revenue from operations	1,129,416	1,667,492

Cost of operations:
Pipeline operating expenses	957,721	818,052
Lease operating expenses	48,705	133,267
Depletion, depreciation and amortizaton	263,140	249,028
Impairment of oil and gas properties	203,110	—
General and administrative	1,355,912	1,195,357
Accretion expense	55,837	55,309

Total cost of operations	2,884,425	2,451,013

Loss from operations	(1,755,009)	(783,521)

Other income (expense):
Interest and other income	4,751	82,668

Loss before income taxes	(1,750,258)	(700,853)

Income taxes	—	—

Net loss	$(1,750,258)	$(700,853)

Loss per common share
Basic	$(0.15)	$(0.06)

Diluted	$(0.15)	$(0.06)

Weighted average number of common shares outstanding
Basic	11,741,727	11,624,746

Diluted	11,741,727	11,624,746

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net loss	$(1,750,258)	$(700,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	263,140	249,028
Accretion of asset retirement obligations	55,837	55,309
Common stock issued for services	40,000	40,000
Compensation from issuance of stock options	102,964	144,368
Impairment of oil and gas properties	203,110	—
Changes in operating assets and liabilities:
Accounts receivable	6,610	134,211
Prepaid expenses and other assets	(18,647)	(214,288)
Abandonment costs incurred	(32,037)	—
Accounts payable, accrued expenses, and other liabilities	27,799	(43,415)

Net cash used in operating activities	(1,101,482)	(335,640)

Investing Activities
Purchases of property and equipment	(12,500)	(6,448)
Exploration and development costs	(3,143)	(357,258)

Net cash used in investing activities	(15,643)	(363,706)

Financing Activities	—	—

Net decrease in cash and cash equivalents	(1,117,125)	(699,346)

Cash and Cash Equivalents at Beginning of Period	3,864,876	5,226,779

Cash and Cash Equivalents at End of Period	$2,747,751	$4,527,433

Supplemental Information:
Non-cash financing activities
Financing of insurance premiums	$215,895	$—

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
1. Organization and Operation of the Company
Organization
Blue Dolphin Energy Company was incorporated in Delaware in January 1986 to engage in oil and gas exploration, production and acquisition activities and oil and gas transportation and marketing. We were formed pursuant to a reorganization that was effective as of June 9, 1986.
The unaudited condensed consolidated financial statements of Blue Dolphin Energy Company and its wholly-owned subsidiaries (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments necessary to present fair consolidated statements of operations, financial position and cash flows. We believe that the disclosures are adequate and the information presented is not misleading. This report has been prepared in accordance with Form 10-Q instructions and therefore, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations.
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2009.
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
Fair Value Measurements. On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our consolidated financial position and results of operations. We are assessing the impact of SFAS 157 for nonfinancial assets and liabilities.
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
Full-Cost Method of Accounting. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Under this method of accounting, we recognized an impairment to our oil and gas properties of $203,110 for the six months ended June 30, 2009.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
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
Employee stock options and stock warrants outstanding at June 30, 2009 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic and Diluted	2009	2008	2009	2008

Net loss	$(750,249)	$(175,479)	$(1,750,258)	$(700,853)

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	11,765,519	11,632,165	11,741,727	11,624,746

Per share amount	$(0.06)	$(0.02)	$(0.15)	$(0.06)

Recent Accounting Developments
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and will require all earnings per share data presented for prior-periods to be restated retrospectively. We currently do not anticipate that FSP 03-6-1 will have a material impact on our earnings per share data for fiscal year 2009 or on earnings per share data for any prior periods presented.
Subsequent Events. In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), effective for interim and annual periods ending after June 15, 2009. SFAS 165 provides guidance to establish general standards of accounting for and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. The adoption of SFAS 165 did not have a material impact on our condensed consolidated financial statements. We evaluated all subsequent events or transactions that occurred after June 30, 2009 up through August 13, 2009, the date our condensed consolidated interim financial statements as of and for the six month period ended June 30, 2009 were issued, and during this period no material subsequent events occurred that would require recognition or disclosure in these condensed consolidated interim financial statements, other than as disclosed in Note 8.
Accounting for Transfers of Financial Assets. In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), effective for interim and annual periods beginning after November 15, 2009. SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, removing the concept of a qualifying special-purpose entity and eliminating the exception from applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to variable

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
interest entities that are qualifying special-purpose entities. It also changes the requirements for derecognition of financial assets and requires additional disclosures. Early adoption is prohibited. We are evaluating the impact, if any, this standard will have on our financial statements.
Variable Interest Entities. In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), effective for interim and annual periods beginning after November 15, 2009. SFAS 167 requires an analysis to determine whether a variable interest gives an entity a controlling financial interest in the variable interest entity. SFAS 167 also requires ongoing qualitative assessments of whether an entity is the primary beneficiary of a variable interest entity and expands required disclosures. We are evaluating the impact, if any, this standard will have on our financial statements.
FASB Accounting Standards Codification. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), effective for interim and annual periods ending after September 15, 2009. SFAS 168 establishes the Codification as the single source of authoritative United States accounting and reporting standards. It combines existing authoritative standards into a comprehensive, topically organized database. The primary effect will be in the consolidated footnotes where references to U.S. GAAP and to new FASB pronouncements will be based on the sections of code rather than to individual FASB standards.
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
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
Following is a reconciliation of our EBIT (by segment) for the three and six months ended June 30, 2009 and 2008, and at June 30, 2009 and 2008:

	Three Months Ended June 30, 2009
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$548,636	$44,075	$—	$592,711

Operation cost(2)	1,066,500	45,938	98,690	1,211,128
Depletion, depreciation and amortization	105,043	27,246	1,938	134,227

EBIT	$(622,907)	$(29,109)	$(100,628)	$(752,644)

Capital expenditures	$—	$83	$—	$83

Identifiable assets(3)	$4,994,459	$336,966	$2,604,388	$7,935,813

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of 2.7 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

	Three Months Ended June 30, 2008
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$695,402	$293,553	$—	$988,955

Operation cost(2)	761,800	240,239	71,432	1,073,471
Depletion, depreciation and amortization	104,332	12,315	1,043	117,690

EBIT	$(170,730)	$40,999	$(72,475)	$(202,206)

Capital expenditures	$—	$357,258	$6,448	$363,706

Identifiable assets(3)	$5,286,411	$625,439	$4,527,391	$10,439,241

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of 4.5 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

	Six Months Ended June 30, 2009
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$1,063,395	$66,021	$—	$1,129,416

Operation cost(2)	2,098,849	117,710	201,616	2,418,175
Depletion, depreciation, amortization and impairment	210,085	252,289	3,876	466,250

EBIT	$(1,245,539)	$(303,978)	$(205,492)	$(1,755,009)

Capital expenditures	$12,500	$3,143	$—	$15,643

Identifiable assets(3)	$4,994,459	$336,966	$2,604,388	$7,935,813

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of 2.7 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

	Six Months Ended June 30, 2008
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$1,243,219	$424,273	$—	$1,667,492

Operation cost(2)	1,612,671	391,038	198,276	2,201,985
Depletion, depreciation and amortization	208,663	37,714	2,651	249,028

EBIT	$(578,115)	$(4,479)	$(200,927)	$(783,521)

Capital expenditures	$—	$357,258	$6,448	$363,706

Identifiable assets(3)	$5,286,411	$625,439	$4,527,391	$10,439,241

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of 4.5 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
4. Asset Retirement Obligations
We recorded the following activity related to our asset retirement obligations liability for the three months ended June 30, 2009:

Asset retirement obligations as of December 31, 2008	$2,183,190
Liabilities settled	(32,037)
Accretion expense	55,837

Asset retirement obligations as of June 30, 2009	$2,206,990

5. Stock-Based Compensation
Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards was increased from 650,000 shares to 1,200,000 shares after approval by our stockholders at the 2007 Annual Meeting of Stockholders, which was held on May 30, 2007. As of June 30, 2009, we had 310,040 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of common stock determined on the grant date. The 2000 Plan is administered by the Compensation Committee of our Board of Directors.
Pursuant to SFAS 123R, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used to determine the fair value of stock options granted during the year ended December 31, 2008. There were no stock options granted in the six months ended June 30, 2009.

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
The expected term of options granted used in the model represents the period of time that options granted are expected to be outstanding. The method used to estimate the expected term is the “simplified” method as allowed under the provisions of the SEC’s Staff Accounting Bulletin No. 107. This number is calculated by taking the average of the sum of the vesting period and the original contract term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of the grant. As we have not declared dividends on common stock since we became a public company, no dividend yield was used. No forfeiture rate was assumed due to the lack of forfeiture history for this type of award. Actual value realized, if any, is dependent on the future performance of common stock and overall stock market conditions. There is no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton option-pricing model.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
At June 30, 2009, there were a total of 455,559 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Options outstanding at December 31, 2008	555,559	$2.43

Options granted	—	$—

Options exercised	—	$—

Options expired or cancelled	(100,000)	$1.72

Options outstanding at June 30, 2009	455,559	$2.59	5.8	$4,000

Options exercisable at June 30, 2009	337,559	$2.47	5.5	$4,000

The following table summarizes additional information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining	Weighted Average		Average
Range of Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.35 to $0.80	70,830	3.8	$0.44	70,830	$0.44
$1.55 to $1.90	23,429	2.6	$1.71	23,429	$1.71
$2.81 to $2.99	343,500	6.6	$2.91	225,500	$2.92
$6.00	17,800	0.9	$6.00	17,800	$6.00

	455,559			337,559

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
The following summarizes the net change in non-vested stock options for the periods shown:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2008	284,000	$1.83
Granted	—	$—
Canceled or expired	(100,000)	$1.20
Vested	(66,000)	$2.35

Non-vested at June 30, 2009	118,000	$2.08

As of June 30, 2009, there was $157,883 of unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan. The weighted average period over which the unrecognized compensation cost will be recognized is 9 months.
6. Contingencies
From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
7. Loan Receivable
On June 2, 2009, we issued a $100,000 loan to Lazarus Energy Holdings, LLC, which is included in other current assets of the condensed consolidated financial statements. The non-interest bearing loan is due on or before December 31, 2009. The loan is secured by a first lien on property owned by Lazarus Environmental, LLC and a second lien on property owned by Lazarus Louisiana Refinery II, LLC.
8. Subsequent Events
Subsequent to the quarter ended June 30, 2009, we loaned $2,000,000 under a promissory note in exchange for a seven month option to acquire a light, sweet crude topping unit in Nixon, Texas, a barge and truck terminal in Mermentau, Louisiana and 560,000 barrels of storage associated with the two facilities under a purchase and sale agreement. In addition, we entered into a consulting agreement related to the promissory note in which we will be paid $500,000 for consulting services.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
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
Executive Summary
We are engaged in two lines of business: (i) pipeline transportation services to producer/shippers, and (ii) oil and gas exploration and production. Our assets are located offshore and onshore in the Texas Gulf Coast area. Our goal is to create greater long-term value for our stockholders by increasing the utilization of our existing pipeline assets and pursuing strategic alternatives that will diversify our asset base, improve our competitive position and are accretive to earnings. Although we are primarily focused on acquisitions of pipeline assets and maximizing our current facilities, we also continue to review, evaluate opportunities and acquire additional oil and gas properties.
Pipeline Transportation. Although the Blue Dolphin Pipeline System added a new shipper in the six months ended June 30, 2009 (the “current period”), pipeline revenues were down compared to the six months ended June 30, 2008 (the “previous period”). Deliveries from Galveston Area Block 321 into the Blue Dolphin Pipeline System began in mid-March 2009. The Blue Dolphin Pipeline System is currently transporting an aggregate of approximately 11 MMcf of gas per day from eight shippers. The GA 350 Pipeline is currently transporting an aggregate of approximately 19 MMcf of gas per day from six shippers.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Oil and Gas Exploration and Production.
•	Galveston Area Block 321 — In September 2008, we acquired a 0.5% overriding royalty interest in an exploratory well in Galveston Area Block 321. Drilling of the well commenced in late December 2008 and continued through early January 2009. The well commenced production in mid-March 2009. Production is currently being delivered through the Blue Dolphin Pipeline System.

•	High Island Block 115 — The B-1 well resumed production in February 2009 after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike. The B-1 well is currently shut-in due to changes in the production handling agreement. We expect production to resume in late 2009. We maintain a 2.5% working interest in the well.

•	High Island Block 37 — The A-2 well resumed production in February 2009 after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike. We maintain a 2.8% working interest in the well.
Our pipeline assets remain significantly under-utilized. The Blue Dolphin Pipeline System is currently operating at approximately 7% of capacity, the GA 350 Pipeline is currently operating at approximately 29% of capacity and the Omega Pipeline is inactive. Production declines, temporary stoppages or cessations of production from wells tied into our pipelines or from our working and overriding royalty interests in wells in Galveston Area and High Island blocks could have a material adverse effect on our cash flows and liquidity if the resulting revenue declines are not offset by revenues from other sources. Due to our small size, geographically concentrated asset base and limited capital resources, any negative event has the potential to have a material adverse impact on our financial condition. We are continuing our efforts to increase the utilization of our existing assets and acquire additional assets that will diversify our asset base, improve our competitive position and be accretive to earnings.
Results of Operations
For the three months ended June 30, 2009 (the “current quarter”), we reported a net loss of $750,249 compared to a net loss of $175,479 for the three months ended June 30, 2008 (the “previous quarter”). For the six months ended June 30, 2009 (the “current period”), we reported a net loss of $1,750,258 compared to a net loss of $700,853 for the six months ended June 30, 2008 (the “previous period”).
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $146,766, or 21%, in the current quarter to $548,636 primarily as a result of decreases in gas volumes transported due to natural production declines. Revenues from the Blue Dolphin Pipeline System decreased to approximately $464,000 in the current quarter compared to approximately $583,000 in the previous quarter. Daily gas volumes transported on the Blue Dolphin Pipeline System averaged 18 MMcf of gas per day in the current quarter, down from 22 MMcf of gas per day in the previous quarter. Revenues on the GA 350 Pipeline decreased to approximately $85,000 compared to approximately $112,000 in the previous quarter due to a decrease in average daily gas volumes transported of 20 MMcf of gas per day in the current quarter from 27 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $249,478, or 85%, in the current quarter primarily due to lower commodity prices. The sales mix by product was 96% gas and 4% condensate. Our average realized gas price per Mcf in the current quarter was $3.17 compared to $10.99 in the previous quarter. Our average realized condensate price per barrel was $31.96 in the current quarter compared to $110.44 in the previous quarter.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter increased by $89,365 to $491,461 due to an increase in repairs related to damage from Hurricane Ike. The increases were partially offset by decreases in storage tank repairs and insurance expenses.
Lease Operating Expenses. Lease operating expenses decreased by $82,420 in the current quarter due to decreased production.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and Administrative Expenses and Stock Based Compensation. These expenses increased by $129,526 to $691,074 in the current quarter primarily due to increases in compensation expense, legal fees and office expense. These increases were partially offset by a decrease in property and liability insurance.
Other Income. Other income decreased due to a decrease in interest income of $24,332 in the current quarter. Interest income decreased because of decreases in both the amount of available funds and the interest rate earned on those funds.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $179,824, or 15%, in the current period to $1,063,395 primarily as a result of decreases in gas volumes transported due to natural production declines. Revenues from the Blue Dolphin Pipeline System decreased to approximately $888,000 in the current period compared to approximately $1,026,000 in the previous period. Daily gas volumes transported on the Blue Dolphin Pipeline System averaged 18 MMcf of gas per day in the current period, down from 21 MMcf of gas per day in the previous period. Revenues on the GA 350 Pipeline decreased to approximately $176,000 compared to approximately $217,000 in the previous period due to a decrease in average daily gas volumes transported of 21 MMcf of gas per day in the current period from 26 MMcf of gas per day in the previous period.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $358,252, or 84%, in the current period due to the interruption in production from High Island Block 115 and High Island Block 37 as a result of damage to third party shore facilities caused by Hurricane Ike in September 2008, as well as lower commodity prices. The sales mix by product was 95% gas and 5% condensate. Our average realized gas price per Mcf in the current period was $3.47 compared to $9.50 in the previous period. Our average realized condensate price per barrel was $44.28 in the current period compared to $116.83 in the previous period.
Pipeline Operating Expenses. Pipeline operating expenses in the current period increased by $139,669 to $957,721 due to an increase in storage tank repairs, crane repairs and other repairs related to damage from Hurricane Ike. The increases were partially offset by decreases in insurance and chemical expenses.
Lease Operating Expenses. Lease operating expenses decreased by $84,562 in the current period due to decreased production of our producing properties.
Impairment of Oil and Gas Properties. We recorded a full cost ceiling impairment of $203,110 for the current period. Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, calculated using prevailing oil and natural gas prices on the last day of the period, or a subsequent higher price under certain circumstances. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. Our ceiling was calculated using prices of $47.19 per barrel of oil and $3.65 per MMbtu. Accordingly, at March 31, 2009, our costs exceeded our ceiling limitation, resulting in a write-down of our oil and natural gas properties.
General and Administrative Expenses and Stock Based Compensation. These expenses increased by $160,555 to $1,355,912 in the current period primarily due to increases in compensation expense, consulting fees and office expense. These increases were partially offset by a decrease in property and liability insurance.
Other Income. Other income decreased due to a decrease in interest income of $77,917 in the current period. Interest income decreased because of decreases in both the amount of available funds and the interest rate earned on those funds.
Liquidity and Capital Resources
Sources and Uses of Cash. Our primary source of cash is cash flow from operations. During the six months ended June 30, 2009, we had negative cash flow from operations of $1,101,482, excluding working capital changes, due to low utilization of our pipeline systems, loss of oil and gas revenues attributable to Hurricane Ike, significantly lower commodity prices and payment of a severance package.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Currently, we do not enter into any hedges or any type of derivatives to offset changes in commodity prices. We also do not have any outstanding debt or a credit facility with a bank or institution that may restrict us from issuing debt or common stock. Available cash at June 30, 2009 was approximately $2.7 million.
The following table summarizes our change in cash flows at June 30, 2009 and 2008 (in thousands):

	June 30,	June 30,
	2009	2008

Cash flow from operations
Loss from operations	$(1,085)	$(212)
Change in current assets and liabilities	(16)	(123)

Total cash flow from operations	(1,101)	(335)

Net cash inflows
Capital expenditures	(16)	(364)

Total cash outflows	(16)	(364)

Total change in cash flows	$(1,117)	$(699)

In the past two years, we have used a portion of our cash reserves to fund our working capital requirements that were not funded from operations.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of June 30, 2009, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2009 Annual Meeting of Stockholders (the “Meeting”) was held on May 14, 2009.
In an uncontested election, five nominees to our Board of Directors were elected for one-year terms expiring on the date of our 2010 annual meeting of stockholders. The number of votes cast in relation to such matter is set forth below:

	Votes
	For	Withheld	Broker Non-Votes

Laurence N. Benz	8,982,356	584,599	1,344,123
John N. Goodpasture	9,170,051	396,904	1,344,123
Harris A. Kaffie	9,178,704	388,521	1,344,123
Erik Ostbye	8,925,248	641,707	1,344,123
Ivar Siem	8,977,246	589,709	1,344,123
Also at the Meeting, stockholders voted on an amendment to our certificate of incorporation, as amended and restated, to increase the number of our authorized common stock, par value $0.01 per share, from 25,000,000 shares to 100,000,000 shares. The voting results for such matter are as follows:

Votes
For	Against	Abstain	Broker Non-Votes

8,646,600	869,983	50,369	1,344,126
All proposed directors were elected to the Board of Directors. The proposal to amend our certificate of incorporation, as amended and restated, passed.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

(a)	Exhibits:

The following exhibits are filed herewith:

	3.1(1)	Amended and Restated Certificate of Incorporation of Blue Dolphin Energy Company.

	3.2(2)	Amended and Restated Bylaws of Blue Dolphin Energy Company.

	31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under Securities and Exchange Act of 1934, dated June 2, 2009 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibits filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 26, 2007 (Commission File No. 000-15905).
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY
August 13, 2009	/s/ IVAR SIEM
IVAR SIEM
Chairman and Chief Executive Officer

/s/ T. SCOTT HOWARD
T. SCOTT HOWARD
Principal Financial and Accounting Officer