Form 10-Q
period 2009-09-30
BLUE DOLPHIN ENERGY CO
filed 2009-11-02
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2009, there were 11,826,967 shares of the registrant’s common stock, par value $.01 per share, outstanding.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,164,921	$3,864,876
Accounts receivable	462,161	442,715
Loan receivable	2,000,000	—
Prepaid expenses and other current assets	279,512	436,242

Total current assets	3,906,594	4,743,833

Property and equipment, at cost:
Oil and gas properties (full-cost method)	1,086,733	1,286,700
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	302,813	290,313

	8,828,909	9,016,376
Less: Accumulated depletion, depreciation and amortization	(4,890,561)	(4,494,059)

Net property and equipment	3,938,348	4,522,317

Other assets	9,463	9,463

Total Assets	$7,854,405	$9,275,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$234,328	$389,268
Accrued expenses and other liabilities	421,123	9,593
Other long-term liabilities — current portion	25,996	25,996
Note payable — insurance	143,930	—

Total current liabilities	825,377	424,857

Long-term liabilities:
Other long-term liabilities, net of current portion	—	25,996
Asset retirement obligations, net of current portion	2,234,576	2,183,190

Total long-term liabilities	2,234,576	2,209,186

Total Liabilities	3,059,953	2,634,043

Commitments and contingencies

Stockholders’ Equity:
Common stock ($.01 par value, 100,000,000 shares authorized, 11,826,967 and 11,691,243 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	118,270	116,912
Additional paid-in capital	32,718,585	32,495,417
Accumulated deficit	(28,042,403)	(25,970,759)

Total Stockholders’ Equity	4,794,452	6,641,570

Total Liabilities and Stockholders’ Equity	$7,854,405	$9,275,613

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue from operations:
Pipeline operations	$442,249	$561,171	$1,505,644	$1,804,390
Oil and gas sales	42,269	120,108	108,290	544,381

Total revenue from operations	484,518	681,279	1,613,934	2,348,771

Cost of operations:
Pipeline operating expenses	309,695	415,581	1,267,416	1,233,633
Lease operating expenses	29,731	40,710	78,436	173,977
Depletion, depreciation and amortizaton	133,362	164,689	396,502	413,717
Impairment of oil and gas properties	—	—	203,110	—
General and administrative	434,721	501,564	1,790,633	1,696,921
Accretion expense	27,586	26,356	83,423	81,665

Total cost of operations	935,095	1,148,900	3,819,520	3,599,913

Loss from operations	(450,577)	(467,621)	(2,205,586)	(1,251,142)

Other income (expense):
Interest and other income	129,191	24,884	133,942	107,552

Loss before income taxes	(321,386)	(442,737)	(2,071,644)	(1,143,590)

Income taxes	—	—	—	—

Net loss	$(321,386)	$(442,737)	$(2,071,644)	$(1,143,590)

Loss per common share
Basic	$(0.03)	$(0.04)	$(0.18)	$(0.10)

Diluted	$(0.03)	$(0.04)	$(0.18)	$(0.10)

Weighted average number of common shares outstanding
Basic	11,806,133	11,646,961	11,763,431	11,632,205

Diluted	11,806,133	11,646,961	11,763,431	11,632,205

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net loss	$(2,071,644)	$(1,143,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	396,502	413,717
Accretion of asset retirement obligations	83,423	81,665
Common stock issued for services	60,000	60,000
Compensation from issuance of stock options	164,526	219,590
Impairment of oil and gas properties	203,110	—
Changes in operating assets and liabilities:
Accounts receivable	(19,446)	238,950
Loan receivable	(2,000,000)	—
Prepaid expenses and other assets	372,625	60,120
Abandonment costs incurred	(32,037)	(14,190)
Accounts payable, accrued expenses, and other liabilities	230,594	3,463

Net cash used in operating activities	(2,612,347)	(80,275)

Investing Activities
Purchases of property and equipment	(12,500)	(698,972)
Exploration and development costs	(3,143)	—

Net cash used in investing activities	(15,643)	(698,972)

Financing Activities
Payments on borrowings	(71,965)	—

Net cash used in financing activities	(71,965)	—

Net decrease in cash and cash equivalents	(2,699,955)	(779,247)

Cash and Cash Equivalents at Beginning of Period	3,864,876	5,226,779

Cash and Cash Equivalents at End of Period	$1,164,921	$4,447,532

Supplemental Information:
Non-cash financing activities
Financing of insurance premiums	$215,895	$—

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
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
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2009.
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
Fair Value Measurements. On January 1, 2008, we adopted the Financial Accounting Standards Board’s (“FASB”) new standards on fair value measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued guidance that deferred the effective date for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of the new standards for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our consolidated financial position and results of operations. We are assessing the impact for nonfinancial assets and liabilities.
On January 1, 2008, we adopted the FASB’s new guidance on the fair value option for financial assets and financial liabilities. This guidance permits companies to choose an irrevocable election to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We did not elect the fair value option under the new guidance for any of our financial assets or liabilities upon adoption.
Full-Cost Method of Accounting. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Under this method of accounting, we recognized an impairment to our oil and gas properties of $203,110 for the nine months ended September 30, 2009. We did not record an impairment for the three months ended September 30, 2009.
Earnings per Share. Basic earnings per share (“EPS”), which excludes the dilutive effect of securities or contracts to issue common stock, is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the diluted weighted average number of shares of

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
common stock outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.
Employee stock options and stock warrants outstanding at September 30, 2009 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic and Diluted	2009	2008	2009	2008
Net loss	$(321,386)	$(442,737)	$(2,071,644)	$(1,143,590)

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	11,806,133	11,646,961	11,763,431	11,632,205

Per share amount	$(0.03)	$(0.04)	$(0.18)	$(0.10)

Subsequent Events. In May 2009, the FASB established general standards of accounting for and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on our condensed consolidated financial statements. We evaluated all subsequent events or transactions that occurred after September 30, 2009 up through November 2, 2009, the date our condensed consolidated interim financial statements as of and for the nine month period ended September 30, 2009 were issued, and during this period no material subsequent events occurred that would require recognition or disclosure in these condensed consolidated interim financial statements.
Recent Accounting Developments
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and will require all earnings per share data presented for prior-periods to be restated retrospectively. We currently do not anticipate that this guidance will have a material impact on our earnings per share data for fiscal year 2009 or on earnings per share data for any prior periods presented.
Accounting for Transfers of Financial Assets. In June 2009, the FASB issued new standards on accounting for transfers of financial assets which is effective for interim and annual periods beginning after November 15, 2009. The new standards amend previously issued standards by removing the concept of a qualifying special-purpose entity and eliminating the exception from applying FASB’s guidance on consolidation of variable interest entities, to variable interest entities that are qualifying special-purpose entities. It also changes the requirements for derecognition of financial assets and requires additional disclosures. Early adoption is prohibited. We are evaluating the impact, if any, this standard will have on our consolidated financial statements.
Variable Interest Entities. In June 2009, the FASB issued a new standard for variable interest entities that is effective for interim and annual periods beginning after November 15, 2009. The new standard requires an analysis to determine whether a variable interest gives an entity a controlling financial interest in the variable interest entity.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
It also requires ongoing qualitative assessments of whether an entity is the primary beneficiary of a variable interest entity and expands required disclosures. We are evaluating the impact, if any, this standard will have on our consolidated financial statements.
FASB Accounting Standards Codification. In June 2009, the FASB issued new standards on the codification of accounting standards and the hierarchy of generally accepted accounting principles which is effective for interim and annual periods ending after September 15, 2009. The new standards establish the codification as the single source of authoritative United States accounting and reporting standards. It combines existing authoritative standards into a comprehensive, topically organized database. The primary effect is in the notes to the consolidated financial statements where references to U.S. GAAP and to new FASB pronouncements will be based on the sections of the Codification rather than to individual FASB standards.
Oil and Gas Reporting. In September 2009, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries-Oil and Gas (Topic 932) with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and is effective for the year ended December 31, 2009. The public comment period for the FASB’s proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB.  We are evaluating the potential impact of any updates to the oil and gas accounting rules and will comply with any new accounting and disclosure requirements once they become effective.
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
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
Following is a reconciliation of our EBIT (by segment) for the three and nine months ended September 30, 2009 and 2008, and at September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$442,249	$42,269	$—	$484,518
Operation cost(2)	(651,504)	(63,487)	(86,742)	(801,733)
Depletion, depreciation and amortization	(105,043)	(26,381)	(1,938)	(133,362)

EBIT	$(314,298)	$(47,599)	$(88,680)	$(450,577)

Capital expenditures	$—	$—	$—	$—

Identifiable assets(3)	$4,694,321	$273,739	$2,886,345	$7,854,405

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $1.2 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

	Three Months Ended September 30, 2008
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$561,171	$120,108	$—	$681,279
Operation cost(2)	(802,338)	(120,988)	(60,885)	(984,211)
Depletion, depreciation and amortization	(104,332)	(58,415)	(1,942)	(164,689)

EBIT	$(345,499)	$(59,295)	$(62,827)	$(467,621)

Capital expenditures	$—	$—	$—	$—

Identifiable assets(3)	$5,048,402	$781,844	$4,320,524	$10,150,770

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $4.4 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009

	Nine Months Ended September 30, 2009
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$1,505,644	$108,290	$—	$1,613,934
Operation cost(2)	(2,750,353)	(181,197)	(288,358)	(3,219,908)
Depletion, depreciation, amortization and impairment	(315,128)	(278,670)	(5,814)	(599,612)

EBIT	$(1,559,837)	$(351,577)	$(294,172)	$(2,205,586)

Capital expenditures	$12,500	$—	$—	$12,500

Identifiable assets(3)	$4,694,321	$273,739	$2,886,345	$7,854,405

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $1.2 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

	Nine Months Ended September 30, 2008
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$1,804,390	$544,381	$—	$2,348,771
Operation cost(2)	(2,415,009)	(512,027)	(259,160)	(3,186,196)
Depletion, depreciation and amortization	(312,995)	(96,128)	(4,594)	(413,717)

EBIT	$(923,614)	$(63,774)	$(263,754)	$(1,251,142)

Capital expenditures	$—	$—	$—	$—

Identifiable assets(3)	$5,048,402	$781,844	$4,320,524	$10,150,770

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $4.4 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
4. Asset Retirement Obligations
We recorded the following activity related to our asset retirement obligations liability for the nine months ended September 30, 2009:

Asset retirement obligations as of December 31, 2008	$2,183,190
Liabilities settled	(32,037)
Accretion expense	83,423

Asset retirement obligations as of September 30, 2009	$2,234,576

5. Stock-Based Compensation
Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards was increased from 650,000 shares to 1,200,000 shares after approval by our stockholders at the 2007 Annual Meeting of Stockholders, which was held on May 30, 2007. As of September 30, 2009, we had 341,040 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of common stock determined on the grant date. The 2000 Plan is administered by the Compensation Committee of our Board of Directors.
Pursuant to FASB guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used to determine the fair value of stock options granted during the year ended December 31, 2008. There were no stock options granted in the nine months ended September 30, 2009.

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
At September 30, 2009, there were a total of 424,559 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2008	555,559	$2.43
Options granted	—	$—
Options exercised	—	$—
Options expired or cancelled	(131,000)	$2.13

Options outstanding at September 30, 2009	424,559	$2.53	5.7	$8,000

Options exercisable at September 30, 2009	306,559	$2.38	5.5	$8,000

The following table summarizes additional information about stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining	Weighted		Average
Range of Exercise	Number	Contractual Life	Average Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.35 to $0.80	70,830	3.6	$0.44	70,830	$0.44
$1.55 to $1.90	23,429	2.4	$1.71	23,429	$1.71
$2.81 to $2.99	318,500	6.5	$2.92	200,500	$2.93
$6.00	11,800	0.6	$6.00	11,800	$6.00

	424,559			306,559

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
The following summarizes the net change in non-vested stock options for the periods shown:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at December 31, 2008	284,000	$1.83
Granted	—	$—
Canceled or expired	(100,000)	$1.20
Vested	(66,000)	$2.35

Non-vested at September 30, 2009	118,000	$2.08

For the nine months ended September 30, 2009, we recognized $164,526 of compensation expense for vested stock options. As of September 30, 2009, there was $96,153 of unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan. The weighted average period over which the unrecognized compensation cost will be recognized is 7 months.
For the nine months ended September 30, 2009, we recognized $60,000 of expense for stock issued to the Board of Directors at fair value.
6. Contingencies
From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
7. Loan Receivable
On July 31, 2009, we issued a $2,000,000 loan to Lazarus Energy Holdings, LLC. The non-interest bearing loan is due on or before January 31, 2010. The loan is secured by a first lien on property owned by Lazarus Environmental, LLC and a second lien on property owned by Lazarus Louisiana Refinery II, LLC.
8. Option to Acquire Assets
We are currently in an option period to acquire a portion of the assets owned by Lazarus Energy Holdings, LLC under a purchase and sale agreement. The primary assets included are a light, sweet crude topping unit in Nixon, Texas, a barge and truck terminal in Mermentau, Louisiana and 560,000 barrels of storage associated with the two facilities. In the event we exercise our option to acquire the Lazarus assets, we will issue 47,141,196 shares of our common stock to Lazarus in a non-cash transaction. Issuance of the common stock under the purchase and sale agreement would constitute a change in control, and closing will therefore be subject to shareholder approval, as well as other customary closing conditions.

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
Pipeline Transportation. Although the Blue Dolphin Pipeline System added a new shipper in the nine months ended September 30, 2009 (the “current period”), pipeline revenues were down compared to the nine months ended September 30, 2008 (the “previous period”) due to decreased volumes transported on both the Blue Dolphin Pipeline System and GA350 Pipeline. Deliveries from Galveston Area Block 321 into the Blue Dolphin Pipeline System began in mid-March 2009. The Blue Dolphin Pipeline System is currently transporting an aggregate of approximately 12 MMcf of gas per day from eight shippers. The GA 350 Pipeline is currently transporting an aggregate of approximately 17 MMcf of gas per day from six shippers.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Oil and Gas Exploration and Production.
▪	Galveston Area Block 321 – In September 2008, we acquired a 0.5% overriding royalty interest in an exploratory well in Galveston Area Block 321. Drilling of the well commenced in late December 2008 and continued through early January 2009. The well commenced production in mid-March 2009. Production is currently being delivered through the Blue Dolphin Pipeline System.

▪	High Island Block 115 – The B-1 well resumed production in February 2009 after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike. The B-1 well is currently shut-in due to changes in the production handling agreement. We expect production to resume in early 2010. We maintain a 2.5% working interest in the well.

▪	High Island Block 37 – The A-2 well resumed production in February 2009 after being shut-in due to damage to third party onshore facilities resulting from Hurricane Ike. We maintain a 2.8% working interest in the well.
Our pipeline assets remain significantly under-utilized. The Blue Dolphin Pipeline System is currently operating at approximately 8% of capacity, the GA 350 Pipeline is currently operating at approximately 26% of capacity and the Omega Pipeline is inactive. Production declines, temporary stoppages or cessations of production from wells tied into our pipelines or from our working and overriding royalty interests in wells in Galveston Area and High Island blocks could have a material adverse effect on our cash flows and liquidity if the resulting revenue declines are not offset by revenues from other sources. Due to our small size, geographically concentrated asset base and limited capital resources, any negative event has the potential to have a material adverse impact on our financial condition. We are continuing our efforts to increase the utilization of our existing assets and acquire additional assets that will diversify our asset base, improve our competitive position and be accretive to earnings.
Results of Operations
For the three months ended September 30, 2009 (the “current quarter”), we reported a net loss of $321,386 compared to a net loss of $442,737 for the three months ended September 30, 2008 (the “previous quarter”). For the nine months ended September 30, 2009 (the “current period”), we reported a net loss of $2,071,644 compared to a net loss of $1,143,590 for the nine months ended September 30, 2008 (the “previous period”).
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $118,922, or 21%, in the current quarter to $442,249 primarily as a result of decreases in gas volumes transported due to natural production declines. Revenues from the Blue Dolphin Pipeline System decreased to approximately $331,000 in the current quarter compared to approximately $468,000 in the previous quarter. Daily gas volumes transported on the Blue Dolphin Pipeline System averaged 13 MMcf of gas per day in the current quarter, down from 23 MMcf of gas per day in the previous quarter. Revenues on the GA 350 Pipeline increased to approximately $111,000 compared to approximately $93,000 in the previous quarter despite a decrease in average daily gas volumes transported of 18 MMcf of gas per day in the current quarter from 22 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $77,839, or 65%, in the current quarter to $42,269 due to lower commodity prices and production from High Island Block 115 being shut-in. The sales mix by product was 66% gas and 34% condensate. Our average realized gas price per Mcf in the current quarter was $3.32 compared to $9.97 in the previous quarter. Our average realized condensate price per barrel was $86.75 in the current quarter compared to $140.34 in the previous quarter.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter decreased by $105,886 to $309,695 due to decreases in storage tank repairs and painting costs, salt water transportation expenses, legal fees and pump motor repairs. The decreases were partially offset by increases in crane repairs.
Lease Operating Expenses. Lease operating expenses decreased by $10,979 to $29,731 in the current quarter due to decreased production.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and Administrative Expenses. General and administrative expenses decreased by $66,843 to $434,721 in the current quarter primarily due to a decrease in officer salaries, which was partially offset by an increase in legal fees.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization decreased by $31,327 to $133,362 in the current quarter due to a reduced value in oil and gas properties attributable to prior write-downs.
Other Income. Other income increased by $104,307 due to a one year consulting agreement with Lazarus Energy Holdings, LLC.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $298,746, or 17%, in the current period to $1,505,644 primarily as a result of decreases in gas volumes transported due to natural production declines. Revenues from the Blue Dolphin Pipeline System decreased to approximately $1,219,000 in the current period compared to approximately $1,494,000 in the previous period. Daily gas volumes transported on the Blue Dolphin Pipeline System averaged 17 MMcf of gas per day in the current period, down from 23 MMcf of gas per day in the previous period. Revenues on the GA 350 Pipeline decreased to approximately $287,000 compared to approximately $310,000 in the previous period due to a decrease in average daily gas volumes transported of 20 MMcf of gas per day in the current period from 24 MMcf of gas per day in the previous period.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $436,901, or 80%, in the current period to $108,290 due to lower commodity prices and High Island Block 115 being shut-in as a result of changes in the production handling agreement. The sales mix by product was 84% gas and 16% condensate. Our average realized gas price per Mcf in the current period was $3.11 compared to $11.83 in the previous period. Our average realized condensate price per barrel was $72.81 in the current period compared to $118.40 in the previous period.
Pipeline Operating Expenses. Pipeline operating expenses in the current period increased by $33,783 to $1,267,416 due to an increase in crane repairs and other repairs related to damage from Hurricane Ike. The increases were partially offset by decreases in insurance, storage tank repairs, legal fees and salt water transportation costs.
Lease Operating Expenses. Lease operating expenses decreased by $95,541 to $78,436 in the current period due to decreased production from our producing properties.
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
General and Administrative Expenses. General and administrative expenses increased by $93,712 to $1,790,633 in the current period primarily due to increases in compensation expense, legal fees and office expenses related to the current office lease. These increases were partially offset by a decrease in property and liability insurance.
Other Income. Other income increased by $26,390 due to a one year consulting agreement with Lazarus Energy Holdings, LLC. This increase was partially offset by a decrease in interest income.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Sources and Uses of Cash. Our primary source of cash is cash flow from operations. During the nine months ended September 30, 2009, we had negative cash flow from operations of $2,586,351, excluding working capital changes, due to low utilization of our pipeline systems, loss of oil and gas revenues attributable to natural production declines, significantly lower commodity prices and payment of a severance package. Also, as mentioned in note 7, on July 31, 2009 we loaned $2 million to Lazarus Energy Holdings, LLC.
Currently, we do not enter into any hedges or any type of derivatives to offset changes in commodity prices. We also do not have any outstanding debt or a credit facility with a bank or institution that may restrict us from issuing debt or common stock. Available cash at September 30, 2009 was approximately $1.2 million.
The following table summarizes our change in cash flows at September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008
Cash flow from operations
Loss from operations	$(2,071,644)	$(1,143,590)
Change in current assets and liabilities	(514,707)	1,063,315

Total cash flow from operations	(2,586,351)	(80,275)

Net cash outflows
Capital expenditures	(15,643)	(698,972)
Payments on borrowings	(97,961)	—

Total cash outflows	(113,604)	(698,972)

Total change in cash flows	$(2,699,955)	$(779,247)

In the past two years, we have used a portion of our cash reserves to fund our working capital requirements that were not funded from operations.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of September 30, 2009, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
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

By: BLUE DOLPHIN ENERGY COMPANY
November 2, 2009	/s/ Ivar Siem
IVAR SIEM
Chairman and Chief Executive Officer

/s/ T. Scott Howard
T. SCOTT HOWARD
Principal Financial and Accounting Officer