Form 10-K
period 2009-12-31
BLUE DOLPHIN ENERGY CO
filed 2010-04-15
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to                     .
Commission File No. 0-15905
BLUE DOLPHIN ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	73-1268729 (I.R.S. Employer Identification No.)

801 Travis Street, Suite 2100 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
(713) 568-4725
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $3.2 million based on the closing price of $0.42 per share on the NASDAQ Capital Market.
Number of shares of common stock outstanding as of April 14, 2010 11,928,251
DOCUMENTS INCORPORATED BY REFERENCE
          Certain sections of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders of the registrant (sections entitled “Ownership of Securities of the Company,” “Election of Directors,” “Executive Compensation” and “Transactions With Related Persons”), which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, under the Securities and Exchange Act of 1934 within 120 days of the registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III of this report.

BLUE DOLPHIN ENERGY COMPANY
FORM 10-K REPORT INDEX

PART I
Forward Looking Statements. Certain of the statements included in this annual report on Form 10-K, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) cautions readers that these statements are not guarantees of future performance or results and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:
•	ability to continue as a going concern;

•	collectability of a $2.0 million loan receivable;

•	ability to regain compliance for continued listing on NASDAQ;

•	ability to complete a combination with one or more target businesses;

•	ability to improve pipeline utilization levels;

•	ability to secure additional working capital to fund operations;

•	performance of third party operators for properties where we have an interest;

•	production from oil and gas properties that we have interests in;

•	volatility of oil and gas prices;

•	uncertainties in the estimation of proved reserves, in the projection of future rates of production, the timing of development expenditures and the amount and timing of property abandonment;

•	costly changes in environmental and other government regulations for which Blue Dolphin is subject; and

•	adverse changes in the global financial markets.
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

Our principal executive office is located at 801 Travis Street, Suite 2100, Houston, Texas, 77002, and our telephone number is (713) 568-4725. All of our operations are in the Gulf of Mexico, except our onshore facilities which we own and operate to process and store natural gas and liquids to primarily serve our offshore operations. We have six (6) full-time employees and regularly use the services of two (2) consultants. Our common stock, par value $0.01 per share (“Common Stock”) is traded on the NASDAQ Capital Market under the ticker symbol “BDCO.” Our website address is http://www.blue-dolphin.com.
Certain terms that are commonly used in the oil and gas industry, including terms that define our rights and obligations with respect to our interests in properties, are defined in the “Glossary of Certain Oil and Gas Terms” of this Form 10-K.
Recent Developments
The Blue Dolphin Pipeline System (the “BDPS”) is currently transporting an aggregate of approximately 16 Mcf of gas per day from 8 shippers and the GA 350 Pipeline is currently transporting an aggregate of approximately 22 MMcf of gas per day from 6 shippers. Annual revenues from pipeline operations were $1,866,971 in 2009. Throughput on the BDPS and the GA 350 decreased during 2009 due to normal production declines from the properties owned by companies that use our pipelines to ship their production.
In our oil and gas exploration and production segment, we recognized net oil and gas sales revenues of approximately $43,000 in 2009, associated with our approximate 2.8% working interest in one active well in High Island Block 37. The A-2 Well was restarted in February 2009, after being shut-in as a result of Hurricane Ike. We believe the A-2 Well could continue to produce until early 2012; however, the well could deplete faster than currently projected or could develop production problems resulting in the cessation of production.
We recognized net oil and gas sales revenues of approximately $57,000 in 2009 from our interest in one active well in High Island Block 115. The B-1 ST2 Well first began production in late November 2007. It was shut-in in September 2008, due to damage resulting from Hurricane Ike. Although the well resumed production in the first quarter of 2009, it was shut-in again in August 2009, and currently remains shut-in, due to production handling problems on our downstream production handling platform, High Island Block 71.
We recognized net oil and gas sales revenue of approximately $26,000 from our interest in one active well in Galveston Area Block 321. The A-2 Well was drilled as an exploratory well in December 2008. In January 2009, the well was determined to be economically successful and was connected to the BDPS in the first quarter of 2009.
On March 16, 2010, we were notified by NASDAQ that our common stock is subject to delisting for failure to comply with the minimum bid price listing requirement. We requested, and were granted, a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the delisting determination. Our common stock will continue to be listed and traded on the NASDAQ Capital Market until the Panel renders a written decision on the matter.
As a means to cure our NASDAQ minimum bid requirement deficiency, on March 16, 2010, our Board of Directors (the “Board”) adopted, subject to stockholder approval, a Certificate of Amendment to our Certificate of Incorporation, as amended and restated, to implement a reverse stock split of our Common Stock at a ratio within a range from 1 for 5 (1:5) to 1 for 10 (1:10), at the discretion of Board, at any time prior to September 1, 2010.
On July 31, 2009, we issued a $2.0 million non-interest bearing loan (the “Loan”) to Lazarus Louisiana Refinery II, LLC (“LLRII” or the “Borrower”). The Loan, which was due on January 31, 2010, is secured by (i) a first lien on property owned by Lazarus Environmental, LLC (“LEN”), (ii) a second lien on property owned by LLRII and (iii) a guarantee from Lazarus Energy Holdings, LLC (“LEH”). We agreed to forbear the loan receivable until June 11, 2010, provided the Borrower satisfies certain conditions set forth in the forbearance agreement. Those certain conditions were not met, and on April 9, 2010, we called on the full value of the Loan to be paid by April 13, 2010. As of the date of this report, the Loan is in default and remains unpaid. However, management believes the Loan will be paid at a date in the future. Management is currently pursuing a plan that would include selling the note to a third party. In addition, management plans to begin the necessary steps associated with collection on the collateral. Although this may take time, management feels the Company will recover the full amount of the Loan through this process.
Pipeline Operations and Activities
All of our pipeline assets are held in, and operations conducted by, Blue Dolphin Pipe Line Company.
The table below provides more information on our pipeline segments:

Pipeline			Miles of	Capacity	Storage	Average Throughput
Segment	Market	Ownership	Pipeline	(MMcf/d)	(Bbls)(1)	(MMcf/d)
						2009	2008	2007
BDPS	Gulf of Mexico	83.3%	34	160	85,000	15.5	22.6	22.3
GA 350	Gulf of Mexico	83.3%	13	65	—	19.0	23.8	22.6
Omega(2)	Gulf of Mexico	83.3%	18	110	—	—	—	—

(1)	Storage facility connected in Freeport, Texas.

(2)	Inactive.
The economic return on our pipeline system investments and the fees chargeable for the services provided are dependent upon the amounts of gas and condensate gathered and transported. Currently, the level of throughput on our pipeline systems is significantly below maximum capacity. Competition for provision of gathering and transportation services similar to ours is intense in the market areas we serve. See “Markets & Competition” for additional information. Since contracts for gathering and transportation services with third party producer/shippers may be for specified time periods, there can be no assurance that current or future producer/shippers will not subsequently tie-in to alternative transportation systems or that current rates charged will be maintained in the future. We actively market our gathering and transportation services to producer/shippers operating in the vicinity of our pipeline systems. Future utilization of the pipelines and related facilities will depend upon the success of drilling programs around our pipelines, and the attraction, and retention, of producer/shippers to the systems. Various fees are charged to producer/shippers for provision of transportation and onshore facility services. Unless otherwise stated, all gas an liquids volumes transported are attributable to production from third party producer/shippers.
•	Blue Dolphin Pipeline System — The BDPS includes: the Blue Dolphin Pipeline, an offshore platform, the Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of crude oil and condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the pipeline system’s onshore facilities, pipeline easements and rights-of-way are located. We own an 83% undivided interest in the BDPS. The BDPS gathers and transports gas and condensate from various offshore fields in the Galveston Area of the Gulf of Mexico to our onshore facilities located in Freeport, Texas. After processing, the gas is transported to an end user and a major intrastate pipeline system with further downstream tie-ins to other intrastate and interstate pipeline systems and end users.

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
Oil and Gas Exploration and Production Assets and Activities. The following is a description of our oil and gas exploration and production assets and activities:
•	Galveston Area Block 321 — Galveston Area Block 321 is located approximately 32 miles southeast of Galveston in an average water depth of approximately 66 feet. The block contains one active well, the A-4 Well, which began production in March 2009. The well is currently commingled in the 5,400’ and 5,300’ sands. Once this commingled completion depletes, there are two upper zones up the hole with booked reserves. We own a 0.5% overriding royalty interest in the well. The lease is operated by Maritech Resources.
•	High Island Block 115 — High Island Block 115 is located approximately 30 miles southeast of Bolivar Peninsula in an average water depth of approximately 38 feet. The block contains one active well, the B-1 ST2 Well. The well has been shut-in since August 2009 due to production handling problems on our downstream production handling platform, High Island Block 71. We are exploring options with the lease operator to resolve the production handling issues. We own a 2.5% working interest in a single production zone in the well. The lease is operated by Republic Petroleum.
•	High Island Block 37 — High Island Block 37 is located approximately 15 miles south of Sabine Pass, in an average water depth of approximately 36 feet. The block contains one active well, the A-2 Well, and one inactive well, the B-1 Well. Production from the A-2 Well was restarted in February 2009, after being shut-in as a result of Hurricane Ike. The B-1 Well is currently shut-in following an unsuccessful workover in September 2009. We own an approximate 2.8% working interest in this lease that covers 5,760 acres. The lease is operated by Hilcorp Energy Company.
Productive Wells

	Producing Wells		Non-Producing Wells
Region	Gross Wells	Net Wells	Gross Wells	Net Wells
Gulf of Mexico Oil and gas	2.0	0.1	—	—

Total	2.0	0.1	—	—

Developed Acreage

	Non-Producing Wells
Region	Gross Acreage	Net Acreage
Gulf of Mexico Oil and gas	11,520	310

Total	11,520	310

We have no undeveloped oil and gas leases.
See Note (8), Business Segment Information, in the “Notes to Consolidated Financial Statements” for additional information on revenues, operating income (loss), assets and depreciation, depletion and amortization on our business segments.
Proved Oil and Gas Reserves. Our proved reserve estimates for oil and natural gas were prepared by William J. Driscoll, an independent geologist, in accordance with the generally accepted petroleum engineering and evaluation principles and most recent definitions and guidelines established by the SEC. A copy of Mr. Driscoll’s summary reserve report is attached as an exhibit to this report. All reserve definitions comply with the definitions of Rules 4-10(a)(1)-(32) of SEC Regulation X.
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

Estimates of production and future net revenues cannot be expected to represent accurately the actual production or revenues that may be recognized with respect to oil and gas properties or the actual present market value of such properties. See Note (9), Supplemental Oil and Gas Information, in the “Notes to Consolidated Financial Statements” for further information concerning our proved reserves, changes in proved reserves, estimated future net revenues and costs incurred in our oil and gas activities and the discounted present value of estimated future net revenues from our proved reserves.
The following table presents the estimates of proved reserves, proved developed reserves (as hereinafter defined) and the discounted present value of future net revenues or expenses from proved reserves after income taxes (in thousands) to our net interest in oil and gas properties as of December 31, 2009. The discounted present value of future net revenues or expenses is calculated using the SEC Method (defined below) and is not intended to represent the current market value of the oil and gas reserves we own.
Proved Reserves
As of December 31, 2009(1) (2)

			Present Value
			of Future Net
	Net Oil	Net Gas	Cash Inflows
	Reserves	Reserves	(Outflows)(1)
	(Mbbls)	(MMcf)	(in thousands)
Proved Reserves
Galveston Area Block 321	0.1	4	$19
High Island Block 115	0.6	112	293
High Island Block 37	0.1	12	24

Total Proved Reserves	0.8	128	$336

Proved Developed
Galveston Area Block 321	0.1	4	$19
High Island Block 115	0.6	112	293
High Island Block 37	0.1	12	24

Total Proved Developed	0.8	128	$336

(1)	The estimated present value of future net cash outflows from our proved reserves has been determined by using prices of $61.08 per barrel of oil and $3.78 per Mcf of gas, representing the 12-month average price for oil and natural gas, respectively, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and discounted at a 10% annual rate in accordance with requirements for reporting oil and gas reserves pursuant to regulations promulgated by the Securities and Exchange Commission (the “SEC Method”).

(2)	As of December 31, 2009, we reported no proved undeveloped reserves.
Internal Controls over Reserve Estimates
Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent geologist under the supervision of our President. We provide the geologist with estimate preparation material such as property interests, production, current operation costs, current production prices and other information. This information is reviewed by our President and Principal Financial and Accounting Officer to ensure accuracy and completeness of the data prior to submission to our third party geologist. A letter which identifies the professional qualifications of the individual who was responsible for overseeing the preparation of our reserve estimates as of December 31, 2009 has been filed as Exhibit 99.1 to this report.
Capital Expenditures for Proved Reserves. The following table presents information regarding the costs we expect to incur in activities associated with our proved reserves. These expenditures represent costs associated with the plugging and abandonment of wells. The information regarding proved reserves summarized in the preceding table assumes the following estimated undiscounted capital expenditures in the years indicated (amounts in thousands).
Estimated Undiscounted Capital Expenditures
Associated with Plugging and Abandonment of Wells

	Years Ending December 31,
	2010	2011	2012	2013	2014
Galveston Area Block 321	—	—	—	—	—
High Island Block A-7	—	$238	—	—	—
High Island Block 37	—	—	—	$68	—
High Island Block 115	—	—	—	—	$37
Remainder of Page Intentionally Left Blank

Production, Price and Cost Data. The following table presents information regarding production volumes and revenues, average sales prices and costs (after deduction of royalties and interests of others) with respect to crude oil, condensate, and gas attributable to our interest for each of the periods indicated.
Net Production, Price and Cost Data

	Years Ended December 31,
	2009	2008	2007
Gas:
Production (Mcf)	33,630	44,700	72,788
Revenue	$108,576	$526,522	$476,224
Average production per day (Mcf) (*)	92.1	122.5	199.4
Average sales price per Mcf	$3.23	$11.78	$6.54
Condensate:
Production (Bbls)	250	117	177
Revenue	$17,401	$14,057	$10,345
Average production per day (Bbls) (*)	0.7	0.3	0.5
Average sales price per Bbl	$69.60	$120.25	$58.45
NGLs:
Production (gallons)	—	—	36,372
Revenue	$—	$—	$30,842
Average production per day (gallons) (*)	—	—	99.7
Average sales price per gallon	$—	$—	$0.85

Production costs (**):
Per Mcfe:	$2.71	$5.36	$3.04

(*)	Average production is based on a 365 day year.
(**)	Production costs, exclusive of work-over costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.
Drilling Activity. There was no drilling activity in 2009.

	Net Exploratory(1)
	2009	2008	2007
Wells Drilled
Gulf of Mexico
Productive	—	—	—
Dry	—	1	—

	—	1	—

(1)	Gross interest reflects the total wells we participated in, regardless of our ownership interest.

Customers
We generated revenues from both of our business segments. Gryphon Exploration, W&T Offshore, Helis Oil & Gas and Maritech Resources for approximately 20%, 18%, 12% and 10%, respectively, of our revenues in 2009. Revenues from customers exceeding 10% of revenues were as follows for 2009 and 2008:

	Oil and Gas	Pipeline
	Sales	Operations	Total
Year Ended December 31, 2009:
Gryphon Exploration Co.	$—	$379,828	$379,828
W&T Offshore	$—	$332,396	$332,396
Helis Oil & Gas	$—	$216,047	$216,047
Maritech Resources	$—	$191,512	$191,512

Year Ended December 31, 2008:
Arena Offshore	$—	$513,634	$513,634
W&T Offshore	$—	$488,083	$488,083
Gryphon Exploration Co.	$—	$367,153	$367,153
Apex Oil & Gas	$—	$338,836	$338,836
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
Federal Regulation of Natural Gas Transportation. The transportation and resale of gas in interstate commerce have been regulated by the Natural Gas Act (“NGA”), the Natural Gas Policy Act (“NGPA”), and the rules and regulations promulgated by the Federal Energy Regulatory Commission (“FERC”). In the past, the federal government has regulated the prices at which gas could be sold. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining NGA and NGPA price and non-price controls affecting producer sales of gas, effective January 1, 1993. The Energy Policy Act of 2005 did not alter our non-FERC-jurisdictional status, but has greatly expanded FERC’s authority, including enforcement authority against market manipulation “in connection with” FERC-jurisdictional transactions. FERC has undertaken vigorous enforcement actions against a number of entities, including those not subject to direct FERC regulation, and, to increase transparency in natural gas markets, has taken steps to require reporting by interstate, major non-interstate and potentially certain intrastate pipelines. Additionally, energy pricing has attracted renewed political interest. Thus Congress could reenact regulatory controls in the future. The rates, terms and conditions applicable to interstate transportation of gas by pipelines are regulated by FERC under the NGA, as well as under Section 311 of the NGPA. In February 2007, FERC issued a policy order acknowledging its lack of jurisdiction over offshore gathering, but stating that FERC would intervene in the event that interstate pipelines with affiliated offshore gathering lines engage in anticompetitive behavior, such conditioning access to interstate pipeline service upon use of the affiliated gathering line.
All of our pipelines located offshore in federal waters are subject to the requirements of the Outer Continental Shelf Lands Act (“OCSLA”). FERC has stated that non-jurisdictional gathering lines, as well as interstate pipelines, are fully subject to the open access and nondiscrimination requirements of OCSLA’s Section 5, which generally authorizes FERC to insure that gas pipelines on the Outer Continental Shelf (“OCS”) will transport for non-owner shippers in a nondiscriminatory manner and will be operated in accordance with certain pro-competitive principles. Since all of our offshore pipelines fall within the exemption for feeder facilities and already operate on the basis required under OCSLA, we do not anticipate significant changes directly resulting from requirements concerning nondiscriminatory open access transportation.
Aside from the OCSLA requirements and federal safety and operational regulations, regulation of gas gathering activities is primarily a matter of state oversight. Regulation of gathering activities in Texas includes various transportation, safety, environmental and non-discriminatory purchase/transport requirements.
Federal Regulation of Oil Pipelines. Our operation of the Buccaneer Pipeline has been subject to a variety of regulations promulgated by FERC and imposed on all oil pipelines pursuant to federal law. Recently, however, oil pipelines have been granted permanent exemptions from certain FERC filing requirements because of rulings that oil pipeline transportation tariff movements of crude petroleum occurring solely on or across the OCS, or across the OCS to onshore points where transportation ends are not subject to FERC jurisdiction under the OCSLA or the Interstate Commerce Act.

Safety and Operational Regulations. Our operations are generally subject to safety and operational regulations administered primarily by the United States Minerals Management Service (“MMS”), the U.S. Department of Transportation, the U.S. Coast Guard, FERC and/or various state agencies. In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to leases and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms and structures. Violations of lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution. Currently, we believe that we are in material compliance with the various safety and operational regulations that we are subject to. However, as safety and operational regulations are frequently changed, we are unable to predict the future effect changes in these regulations will have on our operations, if any.
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
Environmental Regulation. Our activities with respect to (1) exploration, development and production of oil and natural gas and (2) the operation and construction of pipelines, plants, and other facilities for the transportation and processing, and storage of oil and natural gas are subject to stringent environmental regulation by local, state and federal authorities, including the U.S. Environmental Protection Agency (the “EPA”). Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells and related equipment. Similarly, such regulation has also increased the cost of design, construction, and operation of crude oil and natural gas pipelines and processing facilities. Although we believe that compliance with existing environmental regulations will not have a material adverse effect on operations or earnings, there can be no assurance that significant costs and liabilities, including civil and criminal penalties, will not be incurred. Moreover, future developments, such as stricter environmental laws and regulations or claims for personal injury or property damage resulting from our operations, could result in substantial costs and liabilities. It is not anticipated that, in response to such regulation, we will be required in the near future to expend amounts that are material relative to our total capital structure.

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
Employees
We have six (6) full-time employees and regularly use the services of two (2) consultants. Our employees, along with the engineering and geological expertise provided by our consultants, supervise and coordinate the operation and administration of our oil and gas properties, pipelines and other assets. From time to time, major maintenance, engineering and construction projects are contracted to third-party engineering and service companies.

Environmental
A description of our environmental activities is included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Executive Officers of the Registrant
Our executive officers as of April 15, 2010 are listed below:

		Officer
Name	Office	Since	Age
Ivar Siem	Chairman of the Board and Chief Executive Officer	1989	63
Thomas W. Heath	President, Secretary and Assistant Treasurer	2007	47
T. Scott Howard	Treasurer and Assistant Secretary	2008	38
Ivar Siem, has served as Chairman of the Board of Directors of the Company since 1989 and was appointed as Chief Executive Officer in 2004. Since 2000, he has also served as Chairman of the Board of Directors and Chief Executive Officer of Drillmar Energy Inc., a subsidiary of which filed for Chapter 11 bankruptcy reorganization in November 2009. From 1995 to 2000, he served as Chairman and director and interim President of DI Industries, which later became Grey Wolf, Inc. From 1996 to 1997, Mr. Siem also served as Chief Executive Officer of Seateam Technology ASA. From 1981 to 1995, Mr. Siem was an international consultant to companies in the energy, technology and finance industries. From 1974 to 1981, Mr. Siem held a variety of progressively responsible management positions within the Fred. Olsen group of companies, including President of Dolphin International, Inc. until it was sold in 1981. Mr. Siem began his career as a petroleum engineer for Amoco Corporation. He currently serves or has previously served on the Boards of Directors of several public and privately-held companies, including Avenir ASA, The Classical Theatre, Frupor SA, TI A/S, Siem Industries, Inc. and two of its affiliates. Mr. Siem holds a Bachelor of Science in Mechanical Engineering from the University of California, Berkeley, and has completed an executive MBA program at Amos Tuck School of Business, Dartmouth University.
Thomas W. Heath was appointed as President and Secretary of the Company in 2009, having previously served as Executive Vice President since 2007. From 2004 to 2007 he served as a Vice President of Union Bank of California, N.A., an affiliate of Bank of Tokyo-Mitsubishi UFJ, Ltd., where he developed and implemented an energy derivatives desk supporting Energy Capital Services. From 1988 to 2004 Mr. Heath held a variety of management and executive level positions with the evolving marketing units of Acadian Gas Pipeline System, Coral Energy, L.P. (formerly Shell Trading Gas & Power), Sempra Energy Trading Corp. and Tejas Gas Corporation. Mr. Heath began his career in 1983 with Columbia Gulf Transmission Company where he served in various operational and commercial positions until 1988. He is an alumnus of the University of Houston.
T. Scott Howard was appointed as Treasurer of the Company in 2009 and Assistant Secretary of the Company in April 2008. He joined the Company as Accounting Manager in 2006. From 1996 to 2006 he held a variety of management level positions: Audit Manager with DRDA, P.C., an independent public accounting firm in Houston, Texas from 2002 to 2006, Trust Officer with Frost National Bank in Houston, Texas from 2000 to 2002 and Controller for Hall’s Insurance Agency, Inc. in Dickinson, Texas from 1996 to 2000. He began his career as a Staff Accountant for Griffin, Iles, Masel & Duval, LLP, a public accounting firm, where he was employed from 1994 to 1996. Mr. Howard, who is a Certified Public Accountant in Texas, received his Bachelor of Business Administration in Accounting from St. Edward’s University.

Available Information
We make available, free of charge on or through our website (http://www.blue-dolphin.com), our annual, quarterly and current reports, and any amendments to those reports, as soon as is reasonably possible after these reports are filed with the Securities and Exchange Commission (“SEC”). Information about each of our Board members, as well as each of our Board’s standing committee charters, our Corporate Governance Guidelines and our Code of Business Conduct are also available, free of charge, through our website. Information contained on our website is not part of this report.
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
Risks Related to our Business
Based on our historical financials, there is uncertainty as to our ability to continue as a going concern.
We incurred a net loss of $4,136,892 for the year ended December 31, 2009, and a net loss of $1,966,240 for the year ended December 31, 2008. We have not had a profitable year since 2006. As of December 31, 2009, we had an accumulated deficit of $30,107,651. We anticipate that we will continue to incur substantial operating losses and may require additional financing in the foreseeable future. These matters raise substantial doubt as to our ability to continue as a going concern. Existing and anticipated working capital needs, lower than anticipated revenues, increased expenses or the inability to collect on an outstanding Loan to the Borrower could all affect our ability to continue as a going concern.
As described in the report of our independent registered public accounting firm and in Note (1), Organization and Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” included in this annual report, these circumstances raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. This report may make it more difficult for us to raise additional capital necessary to operate our business.
If the $2.0 million loan receivable remains unpaid, we could deplete our cash reserves by the end of the third quarter of this year.
On July 31, 2009, we issued a Loan to the Borrower. The Loan, which was due on January 31, 2010, is secured by (i) a first lien on property owned by LEN, (ii) a second lien on property owned by LLRII and (iii) a guarantee from LEH. We agreed to forbear the loan receivable until June 11, 2010, provided the Borrower satisfies certain conditions set forth in the forbearance agreement. Those certain conditions were not met, and on April 9, 2010, we called on the full value of the Loan to be paid by April 13, 2010. As of the date of this report, the Loan is in default and remains unpaid. However, management believes the Loan will be paid at a date in the future. Management is currently pursuing a plan that would include selling the note to a third party. In addition, management plans to begin the necessary steps associated with collection on the collateral. Although this may take time, management feels the Company will recover the full amount of the Loan through this process.
Our cash flow projections suggest that, should the Loan remain unpaid, we could deplete our cash reserves by the end of the third quarter of this year.
We are primarily dependent on revenues from our pipeline systems and our working interests in three oil and gas producing properties.
For the year ended December 31, 2009, approximately 94% of our revenues were derived from our pipeline operations and the limited amount of reserves on properties we currently own interests in. We expect that our future revenues will continue to be primarily dependent on the level of use of our pipeline systems. Various factors can influence the level of use of our pipeline systems, including the success of drilling programs in the areas near our pipelines and our ability to attract new producer/shippers. There are various pipelines in and around our pipeline systems that we vigorously compete with to attract new producer/shippers to our pipeline systems. There can be no assurance that we will be successful in attracting new producer/shippers to our pipeline systems.
The rate of production from oil and gas properties generally declines as reserves are depleted. Our working interests are in properties in the Gulf of Mexico where, generally, the rate of production declines more rapidly than in many other producing areas of the world. As the level of production from these properties continues to decline, our revenue from oil and gas sales will decrease. Revenues from oil and gas sales accounted for approximately 6% of our total revenues in 2009 and 18% in 2008. Unless we are able to replace production revenue with revenue from interests in other oil and gas properties, increase the level of utilization of our pipelines or acquire other revenue generating assets at an acceptable cost, our revenues and cash flow from operations will decrease and our financial condition will be materially adversely affected.

A significant decrease in exploration and production activity in areas where our pipelines are, the decline in production from existing wells, depressed commodity prices or otherwise, would adversely affect our revenues and cash flow.
The profitability of our pipeline operations is materially impacted by the volume of throughput. A material decrease in production in our areas of operation would result in a further decline in our throughput volumes. We have no control over many factors affecting production activity, including prevailing and projected commodity prices, demand for oil and gas, the level of reserves, geological considerations, governmental regulation and the availability and cost of capital. The level of throughput on our pipelines is significantly below maximum capacity. Failure to connect new wells to our pipelines would result in the amount of throughput being reduced further over time. Our ability to connect to new wells will be dependent on the level of drilling activity in our areas of operations, the success of that drilling activity and competitive market factors. The effect of any decrease in the throughput handled by our pipelines would reduce our revenues and operating income.
If we are not able to generate sufficient funds from our operations and other financing sources, we may not be able to finance our operations.
In the past three years, we have used a portion of our cash reserves to fund our working capital requirements that were not funded from operations.
Continued underutilization of our pipelines, low commodity prices, production problems, declines in production, disappointing drilling results and other factors beyond our control could further reduce our funds from operations. Additionally, we project that our current cash reserves will be sufficient to meet our obligations through the third quarter of this year. As a result we may have to seek debt and equity financing to meet our working capital requirements. Our history of losses may affect our ability to raise additional capital, or increase the cost of obtaining financing. In addition, additional capital at acceptable terms may not be available to us in the future. In the event we are not able to raise additional capital, we may be forced to sell some, or all, of our assets at unfavorable terms or on an untimely basis.
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
If our common stock fails to meet the listing requirements of NASDAQ and is delisted from trading on the NASDAQ, the market price of our common stock could be adversely affected.
Our common stock is currently listed on the NASDAQ Capital Market under the symbol “BDCO.” The NASDAQ’s listing requirements include a requirement that, for continued listing, an issuer’s common shares trade at a minimum bid price of $1.00 per share. This requirement is deemed breached when the bid price of an issuer’s common shares closes below $1.00 per share for 30 consecutive trading days. On September 16, 2009, we were notified by the NASDAQ Listing Qualifications Department (“Listing Qualifications”) that our shares failed to meet the requirement for the specified time period and they could initiate steps to delist our common stock from trading on the NASDAQ anytime after March 15, 2010, unless our closing bid price exceeds $1.00 per share for at least 10 consecutive trading days prior to that date. As a result of not regaining compliance within the specified compliance period, on March 16, 2010 Listing Qualifications notified us that, unless we requested a hearing before the Panel to appeal Listing Qualifications’ delisting determination, our common stock would be suspended from trading and cease being listed on the NASDAQ Capital Market on March 25, 2010. We timely requested a hearing before the Panel, which stayed the delisting determination, pending a final written decision by the Panel. There can be no assurance that we will be successful in maintaining our listing on NASDAQ or the trading market for our common stock. A delisting of our common stock from the NASDAQ could adversely affect the liquidity of the trading market for our stock and therefore the market price of our common stock. If NASDAQ determines to delist our common stock and our common stock is not eligible for quotation on another market or exchange, trading of ours common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. If an active trading market for our common stock is not sustained, it will be difficult for our shareholders to sell shares of our common stock without further depressing the market price of our common stock or at all. A delisting of our common stock also could make it more difficult for us to obtain financing for the continuation of our operations.
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
The present value of future net cash flows will most likely not equate to the current market value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on the historical 12-month average price (based on the first of the month pricing for the most recently ended fiscal year) and costs in effect at December 31, 2009. Actual future prices and costs may be materially different from the prices and costs we used.
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
We currently have six (6) full-time employees and regularly use the services of two (2) consultants, both of whom are former employees. Success within our existing two business segments — pipeline operations and activities and oil and gas exploration and production activities — will depend largely upon the efforts of certain of our executive officers, one of which has been employed by us since the early stages of our business, and continued access to the two (2) consultants we use regularly, both of whom are also former employees with a long history with the Company. The loss of services of any one of these individuals could seriously harm our business opportunities and prospects. Given our small size, our success also depends on the recruitment and retention of qualified personnel in key areas. We may not be able to attract and retain required personnel on acceptable terms due to the competition for experienced personnel from other companies in the industry.
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
We lease our executive offices in Houston, Texas under an operating lease expiring April 30, 2017. Our average annual lease payment under this lease is approximately $108,000.

ITEM 3.	LEGAL PROCEEDINGS
We are a party to litigation that is incidental to our business; however, neither we nor any of our property is subject to any material pending legal proceedings.

ITEM 4.	RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price for Common Stock
Our common stock is quoted on the NASDAQ Capital Market under the ticker symbol “BDCO.” As of April 14, 2010, we had 492 stockholders of record. Based on information collected with respect to our annual meeting of stockholders held on May 14, 2009, we estimate that there are approximately 2,000 beneficial holders of our common stock.
Remainder of Page Intentionally Left Blank

The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by NASDAQ. NASDAQ quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low
2009
December 31, 2009	$0.62	$0.29
September 30, 2009	$0.58	$0.39
June 30, 2009	$0.79	$0.36
March 31, 2009	$0.45	$0.26

2008
December 31, 2008	$0.85	$0.32
September 30, 2008	$2.20	$0.75
June 30, 2008	$2.57	$1.25
March 31, 2008	$1.95	$1.15
On March 16, 2010, we were notified by NASDAQ that our common stock is subject to delisting for failure to comply with the minimum bid price listing requirement. We requested, and were granted, a hearing before the Panel to appeal the delisting determination. Our common stock will continue to be listed and traded on the NASDAQ Capital Market until the Panel renders a written decision on the matter.
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
Remainder of Page Intentionally Left Blank

Compensation Plan Information
The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2009, under which our equity securities were authorized for issuance:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
	and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	424,559	$2.53	351,040
Equity compensation plans not approved by security holders	—	$0.00	—

Total	424,559	$2.53	351,040

Remainder of Page Intentionally Left Blank

Item 6. SELECTED FINANCIAL DATA
Financial information by quarter is summarized below:

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
2009
Revenue from operations:
Pipeline operations	$514,759	$548,636	$442,249	$361,327	$1,866,971
Oil and gas sales	21,946	44,075	42,269	17,687	125,977

Total revenue from operations	536,705	592,711	484,518	379,014	1,992,948

Cost of operations:
Pipeline operating expenses	466,260	491,461	309,695	247,946	1,515,362
Lease operating expenses	48,031	674	29,731	16,705	95,141
Depletion, depreciation and amortization	128,913	134,227	133,362	120,840	517,342
Impairment of oil and gas properties	203,110	—	—	—	203,110
Allowance for doubtful note receivable, net of consulting agreement	—	—	—	1,500,000	1,500,000
General and administrative expenses	602,194	650,754	372,159	364,925	1,990,032
Stock based compensation	62,644	40,320	62,562	39,320	204,846
Accretion expense	27,918	27,919	27,586	27,420	110,843

Total cost of operations	1,539,070	1,345,355	935,095	2,317,156	6,136,676

Other income (expense), including income tax expense	2,356	2,395	129,191	(127,106)	6,836

Net loss	$(1,000,009)	$(750,249)	$(321,386)	$(2,065,248)	$(4,136,892)

Loss per share:
Basic and diluted	$(0.09)	$(0.06)	$(0.03)	$(0.17)	$(0.35)

2008
Revenue from operations:
Pipeline operations	$547,817	$695,402	$561,171	$644,441	$2,448,831
Oil and gas sales	130,720	293,553	120,108	(3,802)	540,579

Total revenue from operations	678,537	988,955	681,279	640,639	2,989,410

Cost of operations:

Pipeline operating expenses	415,956	402,096	415,581	489,009	1,722,642
Lease operating expenses	50,173	83,094	40,710	69,473	243,450
Depletion, depreciation and amortization	131,338	117,690	164,689	114,255	527,972
Impairment of oil and gas properties	—	—	—	213,563	213,563
General and administrative expenses	561,625	489,364	426,342	476,165	1,953,496
Stock based compensation	72,184	72,184	75,222	78,685	298,275
Accretion expense	28,576	26,733	26,356	26,355	108,020

Total cost of operations	1,259,852	1,191,161	1,148,900	1,467,505	5,067,418

Other income (expense), including income tax expense	55,941	26,727	24,884	4,216	111,768

Net loss	$(525,374)	$(175,479)	$(442,737)	$(822,650)	$(1,966,240)

Loss per share:
Basic and diluted	$(0.05)	$(0.02)	$(0.04)	$(0.07)	$(0.17)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a review of certain aspects of our financial condition and results of operations and should be read in conjunction with “Item 1, BUSINESS,” and “Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”
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
Pipeline Transportation. The BDPS is currently transporting an aggregate of approximately 16 MMcf of gas per day from 8 shippers. The GA 350 Pipeline is currently transporting an aggregate of approximately 22 MMcf of gas per day from 6 shippers.
Oil and Gas Exploration and Production
•	Galveston Area Block 321 – The well is currently commingled in the 5,400’ and 5,300’ sands. Once this commingled completion depletes, there are two upper zones up the hole with booked reserves. We own a 0.5% overriding royalty interest in the well. The lease is operated by Maritech Resources.

•	High Island Block 115 –The block contains one active well, the B-1 ST2 Well, which has been shut-in since August 2009 due to production problems on our downstream production handling platform, High Island Block 71. We are exploring options with the lease operator to resolve the production handling issues. We own a 2.5% working interest in a single production zone in the well. The lease is operated by Republic Petroleum.

•	High Island Block 37 – The block contains one active well, the A-2 Well, and one inactive well, the B-1 Well. Production from the A-2 Well was restarted in February 2009, after being shut-in as a result of Hurricane Ike. The B-1 Well is currently shut-in following an unsuccessful workover in September 2009. We own an approximate 2.8% working interest in this lease that covers 5,760 acres. The lease is operated by Hilcorp Energy Company.
Our pipeline assets remain significantly under-utilized. The BDPS is currently operating at approximately 10% of capacity, the GA 350 Pipeline is currently operating at approximately 34% of capacity and the Omega Pipeline remains inactive. Production declines, temporary stoppages or cessations of production from wells tied into our pipelines or from our working and overriding royalty interests in wells in Galveston Area and High Island blocks as noted herein could have a material adverse effect on our cash flows and liquidity if the resulting revenue declines are not offset by revenues from other sources. Due to our small size, geographically concentrated asset base and limited capital resources, any negative event has the potential to have a material adverse impact on our financial condition. We are continuing our efforts to increase the utilization of our existing assets and acquire additional assets that will diversify the risks to our cash flows and be accretive to earnings.

Results of Operations
For the year ended December 31, 2009 (“current period”), we reported a net loss of $4,136,892, compared to a net loss of $1,966,240 for the year ended December 31, 2008 (“previous period”). For the three months ended December 31, 2009 (the “current quarter”), we reported a net loss of $2,065,248 compared to a net loss of $822,650 for the three months ended December 31, 2008 (the “previous quarter”).
2009 Compared to 2008
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $581,860, or 24%, in the current period to $1,866,971 primarily due to decreases in volumes transported. Revenues in the current period from the BDPS totaled approximately $1,498,000 compared to approximately $2,042,000 in the previous period primarily due to natural production declines. Daily gas volumes transported through the BDPS averaged approximately 16 MMcf of gas per day in the current period compared to approximately 23 MMcf of gas per day in the previous period. Revenues on the GA 350 Pipeline decreased by approximately $38,000 to approximately $369,000 in the current period primarily due to natural production declines. Average daily gas volumes for GA 350 transported decreased to approximately 19 MMcf of gas per day in the current period from approximately 24 MMcf of gas per day in the previous period.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $414,602, or 77%, to $125,977 in the current period primarily due to lower commodity prices and one of our producing wells, the B-1 ST-2 in High Island Block 115, being off production for five months.
Our average realized gas price per Mcf in the current period was $3.23 compared to $11.78 in the previous period. The sales mix by product was 86% gas and 14% condensate. Our average realized price per barrel of condensate was $69.60 in the current period compared to $120.25 in the previous period. Revenue breakdown for the current period by field was approximately $43,000 for High Island Block 37, $57,000 for High Island Block 115 and $26,000 for Galveston Area Block 321.
Pipeline Operating Expenses. Pipeline operating expenses decreased by $207,280 to $1,515,362 in the current period. The decrease was primarily due to a decrease in storage tank repairs and lower compressor repair, insurance, chemical, legal and salt water transportation expenses. These decreases were partially offset by increases in other repairs primarily as a result of Hurricane Ike and crane repair expense.
Lease Operating Expenses. Lease operating expenses decreased $148,309, or 61%, in the current period to $95,141 primarily due to one of our producing wells, the B-1 ST-2 in High Island Block 115, being off production for five months and a reclassification of lease operating expense to plugging and abandonment costs.
Impairment of Oil and Gas Properties. During the first quarter of the current period we recorded a full cost ceiling impairment of $203,110. A variety of economic and other factors caused significant declines in oil and gas prices. We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, calculated using prevailing oil and natural gas prices on the last day of the period, or a subsequent higher price under certain circumstances. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. Our ceiling was calculated using prices of $47.19 per barrel of oil and $3.65 per MMbtu. Accordingly, at March 31, 2009, our costs exceeded our ceiling limitation, resulting in a write-down of our oil and natural gas properties.

General and Administrative Expenses, and Stock Based Compensation. These expenses decreased $56,893 in the current period to $2,194,878 primarily due to decreases in officer salaries, other salaries, property and directors and officers insurance. These decreases were partially offset by increases in legal fees and office expenses.
Interest and Other Income. Other income decreased by $108,262 in the current period due to a decrease in interest income.
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $283,114, or 44%, in the current quarter to $361,327 primarily due to decreases in volumes transported. Revenues in the current quarter from the BDPS decreased to approximately $280,000 compared to approximately $548,000 in the previous quarter. Daily gas volumes transported on the BDPS averaged 13 MMcf of gas per day in the current quarter compared to 25 MMcf of gas per day in the previous quarter. Revenues on the GA 350 Pipeline decreased to approximately $81,000 compared to approximately $97,000 in the previous quarter due to a decrease in average daily gas volumes transported of 16 MMcf of gas per day in the current quarter from 22 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales increased by $21,489 in the current quarter primarily due to the interruption of production at our producing properties in the previous quarter as a result of Hurricane Ike.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter decreased by $241,063 to $247,946 primarily due to decreases in storage tank repairs, barge dock repairs, consulting expense, insurance expense and other repairs.
Lease Operating Expenses. Lease operating expenses decreased in the current quarter by $52,768 to $16,705 due to decreased production at our producing properties.
General and Administrative Expenses and Stock Based Compensation. These expenses decreased by $150,605 to $404,245 in the current quarter primarily due decreases in officer salaries, legal fees and consulting expense.
Interest and Other Income, Including Income Tax. Interest and other income decreased by $131,322 primarily due to the reverse against the previously recorded consulting income associated with a one year consulting agreement with Lazarus Energy Holdings, LLC.
Liquidity and Capital Resources
Sources and Uses of Cash. Our primary source of cash is cash flow from operations. During 2009, we had negative cash flow from operations of approximately $1.5 million, excluding working capital changes, mainly due to low utilization of our pipeline systems and decreased production at our producing properties.
We do not enter into any hedges or any type of derivatives to offset changes in commodity prices. We also do not have any outstanding debt or a credit facility with a bank or institution that may restrict us from issuing debt or common stock. Our current available cash is $1.0 million at December 31, 2009.

	For Year Ended December 31,
	(in millions)
	2009	2008
Cash flow from operations
Loss from operations	$(1.5)	$(0.7)
Change in current assets and liabilities	0.4	0.1

Total cash flow from operations	(1.1)	(0.6)

Cash outflows
Capital expenditures and advance of loan receivable	(1.5)	(0.8)
Payments on note payable	(0.2)	—

Total cash outflows	(1.7)	(0.8)

Total change in cash flows	$(2.8)	$(1.4)

In the past three years, we have used a portion of our cash reserves to fund our working capital requirements that were not funded from operations.
Going Concern. Our consolidated financial statements, which have been prepared in accordance with GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. We incurred a net loss of $4,136,892 for the year ended December 31, 2009. As of December 31, 2009, we had an accumulated deficit of $30,107,651. We anticipate that we will continue to incur substantial operating losses unless and until we are able to achieve or sustain profitability. Our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Existing and anticipated working capital needs, lower than anticipated revenues, increased expenses or the inability to collect on an outstanding loan receivable could all affect our ability to continue as a going concern.
As described in the report of our independent registered public accounting firm and in Note (1), Organization and Significant Accounting Policies, to the “Notes to Consolidated Financial Statements” included in this annual report, these circumstances raise substantial doubt about our ability to continue as a going concern.
We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans, as well as to continue evaluating potential merger and/or acquisition opportunities.
The continuation of our business is dependent upon obtaining additional financing. The issuance of additional equity securities could result in a significant dilution in the equity interests of current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase liabilities and future cash commitments. There are no assurances that we will be able to raise additional capital through private placement, public offerings and/or bank financing necessary to support our working capital requirements. We do not currently have any agreements in place to raise any additional capital.
Critical Accounting Policies
The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules at or before their adoption, and believe the proper implementation and consistent application of accounting rules is critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by comparatively analyzing similar situations and reviewing the accounting guidance governing them, and may consult with our independent registered independent accounting firm about the appropriate interpretation and application of these policies. Our most critical accounting policies currently relate to the accounting for the impairment of long-lived assets, which include primarily our pipeline assets, as well as the evaluation and collection of the note receivable, as of December 31, 2009 and the accounting for future asset retirement costs.
Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with Financial Accounting Standards Board (“FASB”) guidance on accounting for the impairment or disposal of long-lived assets, we initiate a review for impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. Currently, our pipeline assets are significantly under utilized and such underutilization is an indicator of possible impairment at December 31, 2009. Accordingly, we developed future cash flows as of December 31, 2009 expected to be generated from our pipeline assets based on certain assumptions. The most significant assumption made in connection with the preparation of expected future cash flows is that pipeline throughput volumes will increase over the next few years due to increasing current leasing and drilling activities, and prospective drilling activity surrounding our pipelines. Based on the results of the impairment test, which indicates expected future undiscounted cash flows are in excess of the pipeline assets net carrying value, no impairment has been recorded as of December 31, 2009.
Asset Retirement Obligations. The accounting for future abandonment costs changed in August 2001 with the adoption of FASB’s guidance on accounting for asset retirement obligations. This guidance requires that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted towards its future value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Future asset retirement costs include costs to dismantle and relocate or dispose of our offshore platforms, pipeline systems and related onshore facilities, plugging and abandonment of wells and restoration costs of land and seabed. We develop estimates of these costs for each of our assets based upon regulatory requirements, the type of platform structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future abandonment costs on a quarterly basis.
Accounting for Uncertainty in Income Taxes. We adopted FASB’s accounting for uncertainty in income taxes effective January 1, 2007. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of the guidance are to be applied to all tax positions. Only tax positions that meet the more-likely-than-not recognition are recognized.
The provisions of the guidance have been applied to all of our material tax positions taken from January 1, 2007 through the fiscal year ended December 31, 2009. We have determined that all of our material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by the guidance. In addition, we determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the pronouncement.
Fair Value Measurements. On January 1, 2008, we adopted FASB’s guidance on fair value measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, FASB issued a staff position that deferred the effective date of the guidance for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of the guidance for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our financial position and results of operations.
Fair Value Option for Financial Assets and Financial Liabilities. On January 1, 2008, we adopted FASB’s guidance on the fair value option for financial assets and financial liabilities. The guidance permits companies to choose an irrevocable election to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We did not elect the fair value option under the guidance for any of our financial assets or liabilities upon adoption.
Recently Adopted Accounting Pronouncements
Generally Accepted Accounting Principles. In June 2009, the FASB issued guidance that established the Accounting Standards Codification as the sole source of authoritative GAAP. We updated references to GAAP in our financial statements pursuant to the provisions of FASB’s guidance. The adoption of FASB’s guidance did not impact our financial position or results of operations.
Recently Issued Accounting Pronouncements and Accounting Developments
Fair Value Measurements. In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Remainder of Page Intentionally Left Blank

Report of Independent Registered Public Accounting Firm
The Board of Directors and
     Stockholders of Blue Dolphin Energy Company
Houston, Texas
We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Dolphin Energy Company and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1), “Organization and Significant Accounting Policies”, to the notes to consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note (1), as referenced herein. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ UHY LLP
Houston, Texas
April 15, 2010

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,016,483	$3,864,876
Accounts receivable, net of allowance for doubtful accounts	428,124	442,715
Loan receivable, net of allowance for loan receivable	—	—
Prepaid expenses and other current assets	359,850	436,242

Total current assets	1,804,457	4,743,833

Property and equipment, at cost:
Oil and gas properties (full-cost method)	1,086,733	1,286,700
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	302,813	290,313

	8,828,909	9,016,376
Less: Accumulated depletion, depreciation and amortization	5,011,401	4,494,059

Total property and equipment, net	3,817,508	4,522,317

Other assets	9,463	9,463

Total assets	$5,631,428	$9,275,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$372,275	$389,268
Note payable — insurance	173,479	—
Accrued expenses and other liabilities	8,136	9,593
Other long-term liabilities — current portion	25,996	25,996

Total current liabilities	579,886	424,857

Long-term liabilities:
Asset retirement obligations, net of current portion	2,262,018	2,183,190
Other long-term liabilities, net of current portion	—	25,996

Total long-term liabilities	2,262,018	2,209,186

Total liabilities	2,841,904	2,634,043

Commitments and contingencies

Stockholders’ equity:
Common stock ($.01 par value, 100,000,000 shares authorized, 11,876,967 and 11,691,243 shares issued and outstanding at December 31, 2009 and 2008, respectively)	118,770	116,912
Additional paid-in capital	32,778,405	32,495,417
Accumulated deficit	(30,107,651)	(25,970,759)

Total stockholder’s equity	2,789,524	6,641,570

Total liabilities and stockholders’ equity	$5,631,428	$9,275,613

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008
Revenue from operations:
Pipeline operations	$1,866,971	$2,448,831
Oil and gas sales	125,977	540,579

Total revenue from operations	1,992,948	2,989,410

Cost of operations:
Pipeline operating expenses	1,515,362	1,722,642
Lease operating expenses	95,141	243,450
Depletion, depreciation and amortizaton	517,342	527,972
Impairment of oil and gas properties	203,110	213,563
Allowance for doubtful note receivable, net of consulting agreement	1,500,000	—
General and administrative expenses	1,990,032	1,953,496
Stock-based compensation	204,846	298,275
Accretion expense	110,843	108,020

Total cost of operations	6,136,676	5,067,418

Loss from operations	(4,143,728)	(2,078,008)

Other income (expense):
Interest and other income	9,921	120,069
Loss on disposal of assets	—	(1,886)

Total other income (expense)	9,921	118,183

Loss before income taxes	(4,133,807)	(1,959,825)

Income tax expense	(3,085)	(6,415)

Net loss	$(4,136,892)	$(1,966,240)

Loss per common share:
Basic	$(0.35)	$(0.17)

Diluted	$(0.35)	$(0.17)

Weighted average number of common shares outstanding:
Basic	11,785,747	11,642,391

Diluted	11,785,747	11,642,391

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common		Additional		Total
	Stock	Common	Paid-In	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance at December 31, 2007	11,610,363	$116,104	$32,117,950	$(24,004,519)	$8,229,535

Common stock issued for services	80,880	808	79,192	—	80,000
Stock-based compensation	—	—	298,275	—	298,275
Net loss	—	—	—	(1,966,240)	(1,966,240)

Balance at December 31, 2008	11,691,243	$116,912	$32,495,417	$(25,970,759)	$6,641,570

Common stock issued for services	185,724	1,858	78,142	—	80,000
Stock-based compensation	—	—	204,846	—	204,846
Net loss	—	—	—	(4,136,892)	(4,136,892)

Balance at December 31, 2009	11,876,967	$118,770	$32,778,405	$(30,107,651)	$2,789,524

See accompanying notes to consolidated financial statements.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(4,136,892)	$(1,966,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	517,342	527,972
Impairment of oil and gas properties	203,110	213,563
Accretion expense	110,843	108,020
Stock-based compensation	204,846	298,275
Common stock issued for services	80,000	80,000
Allowance for doubtful note receivable, net of consulting agreement	1,500,000	—
Bad debt expense	—	26,699
Loss on disposal of assets	—	1,886
Changes in operating assets and liabilities:
Accounts receivable	14,591	224,563
Prepaid expenses and other current assets	450,013	73,452
Abandonment costs incurred	(32,015)	(18,537)
Accounts payable, accrued expenses and other liabilities	(44,446)	(169,737)

Net cash used in operating activities	(1,132,608)	(600,084)

INVESTING ACTIVITIES
Advance of loan receivable, net of consulting agreement	(1,500,000)	—
Exploration and development costs	(3,143)	(749,088)
Capital expenditures	(12,500)	(12,731)

Net cash used in investing activities	(1,515,643)	(761,819)

FINANCING ACTIVITIES
Payments on notes payable	(200,142)	—

Net cash used in financing activities	(200,142)	—

Decrease in cash and cash equivalents	(2,848,393)	(1,361,903)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,864,876	5,226,779

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,016,483	$3,864,876

Non-cash investing and financing activities:
Financing of insurance premiums	$373,621	$—

Consulting agreement associated with loan receivable	$500,000	$—

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

Accounting Estimates

We have made a number of estimates and assumptions relating to the reporting of consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. This includes assessing the realization of the note receivable, the estimated useful life of pipeline assets, valuation of stock-based payments and reserve information, which affects the depletion calculation as well as the full cost ceiling limitation. While we believe current estimates are reasonable and appropriate, actual results could differ from those estimated.

Going Concern

Our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. We incurred a net loss of $4,136,892 for the year ended December 31, 2009. As at December 31, 2009, we had an accumulated deficit of $30,107,651. We anticipate that we will continue to incur substantial operating losses unless and until we are able to achieve or sustain profitability or are otherwise able to secure external financing. Our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Existing and anticipated working capital needs, lower than anticipated revenues, increased expenses or the inability to collect on an outstanding loan receivable could all affect our ability to continue as a going concern.

We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans, as well as to continue evaluating potential merger and/or acquisition opportunities.

The continuation of our business is dependent upon obtaining such further financing. The issuance of additional equity securities could result in a significant dilution in the equity interests of current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase liabilities and future cash commitments. There are no assurances that we will be able to obtain additional financing through private placement, public offerings and/or bank financing necessary to support our working capital requirements. We do not currently have any arrangements in place to raise any additional funds.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Cash and Cash Equivalents

Cash equivalents include liquid investments with an original maturity of three months or less. We maintain cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. Cash balances are maintained in depository and overnight investment accounts with financial institutions which at times, exceed insured limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.

In October 2008, the Federal Deposit Insurance Corporation increased its insurance from $100,000 to $250,000 per depositor. The coverage increase, which is temporary, extends through December 13, 2013. Additionally, coverage for non-interest bearing accounts, which is temporary, is unlimited and extends through June 30, 2010.

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

Estimated proved oil and gas reserves are based upon reports prepared internally by us. The net carrying value of oil and gas properties, less related deferred income taxes, is limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate applied) of estimated future net revenues from proved reserves, after giving effect to income taxes, and the lower of cost or estimated fair value of unproved properties. In 2009, our unamortized cost exceeded the present value of estimated future net revenues and we recorded an impairment to our oil and gas properties of $203,110. Disposition of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

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

In accordance with Financial Accounting Standards Board (“FASB”) standards on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Other Property and Equipment

Depreciation of furniture, fixtures and other equipment is computed using the straight-line method over estimated useful lives ranging from 3 to 10 years.

Asset Retirement Obligations

In August 2001, FASB issued amended guidance on accounting for asset retirement obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

The guidance requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized.

We have asset retirement obligations associated with the future abandonment of pipelines and related facilities and offshore oil and gas properties. The following table summarizes our asset retirement obligation transactions during the years ended December 31, 2009 and 2008 (in thousands).

	Years Ended December 31,
	2009	2008
Beginning asset retirement obligations	$2,183	$2,094
Liabilities incurred	—	—
Liabilities settled	(32)	(19)
Accretion expense	111	108

Ending asset retirement obligations	$2,262	$2,183

Stock-Based Compensation

Stock-based compensation is recognized in our consolidated financial statements based on the fair value, on the date of grant or modification, of the equity instrument awarded. Stock-based compensation expense is recognized in the consolidated financial statements on a straight-line basis over the vesting period for the entire award.

Recognition of Oil and Gas Revenue

Sales from producing wells are recognized on the entitlement method of accounting which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at December 31, 2009 was not material.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Recognition of Pipeline Transportation Revenue
Revenues from our pipelines are derived from fee-based contracts and are typically based on transportation fees per unit of volume transported multiplied by the volume delivered. Revenue is recognized when volumes have been physically delivered for the customer through the pipeline.

Subsequent Events

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. We evaluated all subsequent events through the issuance date of our consolidated financial statements as of and for the 12 month period ended December 31, 2009, and during this subsequent period no material subsequent events occurred that would require recognition or disclosure in these consolidated financial statements, except for the allowance for the loan receivable.

Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. The Company regularly reviews all aged accounts receivables for collectability and establishes an allowance as necessary for individual customer balances. As of December 31, 2009 and 2008, we had recorded an allowance for doubtful accounts of $0 and $26,699, respectively, related to accounts receivable.

Income Taxes

We provide for income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We evaluate our tax positions in a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is a measurement process whereby a tax position that meets the more-likely-than-not threshold is calculated to determine the amount of benefit to recognize in the financial statements.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Earnings Per Share

We apply the provisions of FASB’s guidance on earnings per share. The guidance requires the presentation of basic earnings per share (“EPS”) which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The guidance requires dual presentation of basic EPS and diluted EPS on the face of the consolidated statement of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.

Employee stock options and stock warrants outstanding were not included in the computation of diluted earnings per share for the years ended December 31, 2009 and 2008, because their assumed exercise and conversion would have an anti-dilutive effect on the computation of diluted loss per share.

The following table provides reconciliation between basic and diluted loss per share:

	Year Ended
	December 31,
Basic and Diluted	2009	2008
Net loss	$(4,136,892)	$(1,966,240)

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	11,785,747	11,642,391

Per share amount	$(0.35)	$(0.17)

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

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Recently Adopted Accounting Pronouncements

Generally Accepted Accounting Principles. In June 2009, the FASB issued guidance that established the Accounting Standards Codification as the sole source of authoritative GAAP. We updated references to GAAP in our financial statements pursuant to the provisions of FASB’s guidance. The adoption of FASB’s guidance did not impact our consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

Fair Value Measurements. In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
(2)	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term maturities of these instruments.
(3)	Loan Receivable

On July 31, 2009, we issued a $2.0 million non-interest bearing loan (the “Loan”) to Lazarus Louisiana Refinery II, LLC (“LLRII” or the “Borrower”). The Loan, which was due on January 31, 2010, is secured by (i) a first lien on property owned by Lazarus Environmental, LLC (“LEN”), (ii) a second lien on property owned by LLRII and (iii) a guarantee from Lazarus Energy Holdings, LLC (“LEH”). We agreed to forbear the loan receivable until June 11, 2010, provided the Borrower satisfies certain conditions set forth in the forbearance agreement. Those certain conditions were not met, and on April 9, 2010, we called on the full value of the Loan to be paid by April 13, 2010. As of the date of this report, the Loan is in default and remains unpaid. Although management believes the Loan could be paid in full at a date in the future, we reserved an allowance for the entire $2.0 million balance of the Loan as of December 31, 2009, and expensed $1.5 million (net of $500,000 for the consulting agreement).

A $500,000 one year consulting agreement that commenced on July 1, 2009, was also associated with the loan receivable. As of December 31, 2009, we reserved the remaining $250,000 of deferred consulting revenue and reserved against the $250,000 of previously recognized consulting revenue.
(4)	Income Taxes

Income tax expense consisted of $3,085 and $6,415 and was related to state income tax for the years ended 2009 and 2008, respectively.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss and capital loss carryforwards	$7,029,596	$5,881,885
AMT credit carryforward	11,564	11,564
Basis differences in property and equipment	470,908	314,192

Total deferred tax assets	7,512,068	6,207,641
Less: valuation allowance	(7,512,068)	(6,207,641)

Deferred tax assets, net	$—	$—

In assessing the recoverability of deferred tax assets, we determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. A full valuation allowance against our deferred tax asset was recognized at December 31, 2009 and 2008 due to our uncertainty as to the utilization of the deferred tax assets in the foreseeable future. The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $1,304,427 and $343,660, respectively.

Our effective tax rate applicable to continuing operations in 2009 and 2008 is as follows:

	Years Ended December 31,
	2009	2008
Expected tax rate	(34.00%)	(34.00%)
Change in valuation allowance recognized in earnings	34.07%	34.33%

	0.07%	0.33%

For federal tax purposes, we have net operating loss carry-forwards (“NOLs”) of approximately $20.7 million at December 31, 2009. These NOLs must be utilized prior to their expiration, which will occur between 2011 and 2029.

We adopted FASB’s guidance on accounting for uncertainty in income taxes effective January 1, 2007. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB’s guidance on accounting for income taxes. The guidance also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of the guidance on accounting for uncertainty in income taxes have been applied to all of our material tax positions taken through the date of adoption and through the fiscal year ended December 31, 2009. We have determined that all of our material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold. In addition, we have determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.

In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State’s current franchise tax regime. Although the Texas margins tax (“TMT”) is imposed on an entity’s gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax. In accordance with the FASB guidance, we have properly determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

As part of the adoption of this guidance, the Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the years ended December 31, 2009 and 2008. Furthermore, none of the Company’s federal and state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities, but fiscal years 2005 and later remain subject to examination by the IRS and the State of Texas. The Company believes that it has no uncertain tax positions for both federal and state income taxes.
(5)	Stock Options

Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards was increased to 1,200,000 shares after approval by our stockholders during 2007. As of December 31, 2009, we had 341,040 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. All ISO awards granted in previous years vested immediately, however, 200,000 ISOs granted in May 2007 and 75,000 ISO’s granted in August 2008 have a three year vesting period and 150,000 ISOs granted in October 2007 have a two year vesting period. An additional 28,500 options were granted in October 2007 that vested immediately. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan. The 2000 Plan is administered by the Compensation Committee of our Board of Directors.

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

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Additionally, we utilized the alternate transition method (simplified method) for calculating the beginning balance in the pool of excess tax benefits in accordance with FASB’s guidance on transition election related to accounting for the tax effects of share-based payment awards.

We estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used to determine the fair value of stock options granted during the years ended December 31, 2009 and 2008. There were no options granted during the year ended December 31, 2009.

Year Ended December 31,
2008
Stock options granted	75,000
Risk-free interest rate	3.23%
Expected term, in years	6.00
Expected volatility	90.70%
Dividend yield	0.00%
Expected volatility used in the model is based on the historical volatility of our common stock and is weighted 50% for the historical volatility over a past period equal to the expected term and 50% for the historical volatility over the past two years prior to the grant date. This weighting method was chosen to account for the significant changes in our financial condition beginning approximately three years ago. These changes include the decrease in our working capital, decreased pipeline throughput and the reduction and ultimate elimination of our outstanding debt.

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
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
At December 31, 2009, there were a total of 424,559 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of our stock options granted to key employees, officers and directors, for the purchase of shares of common stock, is as follows:

	Year Ended December 31, 2009
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2007	491,559	$2.61
Options granted	75,000	$1.36
Options exercised	—	$0.00
Options expired or cancelled	(11,000)	$3.10

Options outstanding at December 31, 2008	555,559	$2.43
Options granted	—	$0.00
Options exercised	—	$0.00
Options expired or cancelled	(131,000)	$2.13

Options outstanding at December 31, 2009	424,559	$2.53	5.4	$—

Options exercisable at December 31, 2009	356,559	$2.44	5.0	$—

The following table summarizes additional information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Average			Weighted
		Remaining	Weighted		Average
	Number	Contractual Life	Average	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price
$0.35 to $0.80	70,830	3.3	$0.44	70,830	$0.44
$1.36 to $1.90	23,429	2.1	$1.71	23,429	$1.71
$2.81 to $2.99	318,500	6.3	$2.92	250,500	$2.90
$6.00	11,800	0.4	$6.00	11,800	$6.00

	424,559			356,559

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
     The following summarizes the net change in non-vested stock options for the years shown:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at December 31, 2007	350,000	$2.05
Granted	75,000	$1.03
Canceled or expired	—	$0.00
Vested	(141,000)	$2.00

Non-vested at December 31, 2008	284,000	$1.83
Granted	—	$0.00
Canceled or expired	(100,000)	$1.20
Vested	(116,000)	$2.07

Non-vested at December 31, 2009	68,000	$2.35

As of December 31, 2009, there was $52,582 of unrecognized compensation cost related to 68,000 non-vested stock options granted under the 2000 Plan. The weighted average period over which the unrecognized compensation cost will be recognized is 4 months.
(6) Leases
We have various operating leases that extend through April 2017. Certain of these operating leases are non-cancelable through May 2010. The following is a schedule of future minimum lease payments under non-cancelable operating leases exceeding one year at December 31, 2009:

Future Minimum Lease
Years Ending December 31,	Payments
2010	172,646
$172,646

Rent expense on operating leases for the years indicated are as follows:

Years Ended December 31,	Lease Expense
2009	$115,557
2008	$116,117

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(7) Commitments and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
Pursuant to the terms of a letter agreement dated October 9, 2009, the initial term of an employment agreement effective May 1, 2007, was extended from three years to four years. The employment agreement provides for a base salary of $175,000 per year.
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
Below is a reconciliation of our EBIT (by segment) for each of the years ended December 31, 2009 and 2008:

	December 31, 2009
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$1,866,971	$125,977	$—	$1,992,948
Operation cost(2)	4,740,912	307,692	367,620	5,416,224
Depletion, depreciation and amortization(4)	420,171	292,809	7,472	720,452

EBIT	$(3,294,112)	$(474,524)	$(375,092)	$(4,143,728)

Capital expenditures	$12,500	$—	$—	$12,500

Identifiable assets(3)	$4,634,238	$267,713	$729,477	$5,631,428

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $0.7 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

(4)	Includes an impairment charge.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2008
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$2,448,831	$540,579	$—	$2,989,410
Operation cost(2)	3,389,058	594,247	342,578	4,325,883
Depletion, depreciation and amortization	417,384	317,618	6,534	741,536

EBIT	$(1,357,611)	$(371,286)	$(349,112)	$(2,078,009)

Capital expenditures	$1,033	$749,088	$11,698	$761,819

Identifiable assets(3)	$5,073,147	$560,221	$3,642,245	$9,275,613

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $3.5 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
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

	Oil and Gas	Pipeline
	Sales	Operations	Total
Year Ended December 31, 2009:
Gryphon Exploration Co.	$—	$379,828	$379,828
W&T Offshore	$—	$332,396	$332,396
Helis Oil & Gas	$—	$216,047	$216,047
Maritech Resources	$—	$191,512	$191,512

Year Ended December 31, 2008:
Arena Offshore	$—	$513,634	$513,634
W&T Offshore	$—	$488,083	$488,083
Gryphon Exploration Co.	$—	$367,153	$367,153
Apex Oil & Gas	$—	$338,836	$338,836
As of December 31, 2009, we recorded an allowance for doubtful note receivable of $1,500,000, net of a consulting agreement.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(9) Supplemental Oil and Gas Information
The following supplemental information regarding our oil and gas activities is presented pursuant to the disclosure requirements promulgated by the SEC and the FASB.
Associated with our non-operating interest in High Island Block 37, we recognized gas and oil sales revenues of approximately $43,000 and $250,000 in 2009 and 2008, respectively, and lease operating expenses of approximately $42,000 and $127,000 in 2009 and 2008, respectively. We have a working interest of approximately 2.8% in the block.
Associated with our non-operated interest in High Island Block 115, we recognized gas and oil sales revenues of approximately $57,000 and $290,000 in 2009 and 2008, respectively, and lease operating expenses of approximately $53,000 and $116,000 in 2009 and 2008, respectively. We have a working interest of 2.5% in one zone of a single well in the lease.
Associated with our non-operated interest in Galveston Area Block 321, we recognized gas and oil sales revenues of approximately $26,000 and $0 in 2009 and 2008, respectively, and lease operating expenses of approximately $0 and $0 in 2009 and 2008, respectively. We have an overriding royalty interest of 0.5% in an exploratory well in the lease.
Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)
The Company retains an independent geologist to provide year-end estimates of the Company’s future net recoverable oil and natural gas. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable. Estimated reserves for the year ended December 31, 2009 were computed using benchmark prices based on the unweighted arithmetic average of the first-day-of-the-month prices for oil and natural gas during each month of 2009, as required by SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting,” effective December 31, 2009. Costs were estimated using costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.
Set forth below is a summary of the changes in the estimated quantities of our crude oil and condensate, and gas reserves for the periods indicated, as estimated by us at December 31, 2009 and 2008. All of our reserves are located within the United States of America. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.
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

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Oil	Gas
Quantity of Oil and Gas Reserves	(Bbls)	(Mcf)
Total proved reserves at December 31, 2007	846	177,671

Revisions to previous estimates	(297)	10,827
Extensions, discoveries, improved recovery and other additions	337	14,440
Purchase of reserves in place	—	—
Sales of reserves in place	—	—
Production	(117)	(44,720)

Total proved reserves at December 31, 2008	769	158,218

Revisions to previous estimates	239	3,162
Extensions, discoveries, improved recovery and other additions	—	—
Purchase of reserves in place	—	—
Sales of reserves in place	—	—
Production	(250)	(33,531)

Total proved reserves at December 31, 2009	758	127,849

Proved developed reserves:
December 31, 2009	758	127,849
December 31, 2008	769	158,218

Total proved reserves:
December 31, 2009	758	127,849
December 31, 2008	769	158,218
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

	December 31,
	2009	2008
Unproved properties and prospect generation costs not being amortized	$—	$—

Proved properties being amortized	1,086,733	1,286,700

Total capitalized costs	1,086,733	1,286,700

Accumulated depreciation, depletion and amortization	(868,041)	(776,467)

Net capitalized costs	$218,692	$510,233

Costs Incurred in Oil and Gas Producing Activities
The following table reflects the costs incurred in oil and gas property acquisition, disposition, exploration and development activities during the periods indicated:

	Years Ended December 31,
	2009	2008
Costs incurred:
Acquisition of proved properties	$—	$—
Acquisition of unproved properties	—	—

Exploration costs	3,143	749,088
Development costs	—	—

Total costs incurred	$3,143	$749,088

We did not incur costs in the acquisition of oil and gas properties in 2009 or 2008.

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Results of Operations for Oil and Gas Producing Activities
The results of operations from oil and gas producing activities below exclude non-oil and gas revenues, general and administrative expenses, interest expense and interest income.

	Years Ended December 31,
	2009	2008
Revenues from oil and gas producing activities	$125,977	$540,579
Production costs	(95,141)	(243,450)
Depreciation, depletion, and amortization	(89,699)	(104,055)
Impairment of oil and gas properties	(203,110)	(213,563)

Pretax income from producing activities	(261,973)	(20,489)

Income tax expense/estimated loss carryforward benefit	4,139	324

Results of oil and gas producing activities (excluding corporate overhead and interest costs)	$(257,834)	$(20,165)

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)
The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to our interest in proved oil and gas reserves for:

	Years Ended December 31,
	2009	2008
Future cash inflows	$529,376	$866,563
Future development costs	—	—
Future production costs	(164,100)	(267,932)
Future income taxes	—	—
10% discount factor	(28,980)	(88,398)

Standardized measure of discounted future net cash inflows (outflows)	$336,296	$510,233

Future net cash flows at each year end, as reported in the above schedule, were determined by summing the estimated annual net cash flows computed by: (i) multiplying estimated quantities of proved reserves to be produced during each year by year-end prices and (ii) deducting estimated expenditures to be incurred during each year to develop and produce the proved reserves (based on year-end costs).
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

BLUE DOLPHIN ENERGY COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
We caution readers that the standardized measure information which places a value on proved reserves is not indicative of either fair market value or present value of future cash flows. Other logical assumptions could have been used for this computation which would likely have resulted in significantly different amounts. Such information is disclosed solely in accordance with authoritative guidance and the requirements promulgated by the Securities Exchange Commission to provide readers with a common base for use in preparing their own estimates of future cash flows and for comparing reserves among companies. We do not rely on these computations when making investment and operating decisions. Principal changes in the Standardized Measure of Discounted Future Net Cash Flows attributable to our proved oil and gas reserves for the periods indicated are as follows:

	Years Ended December 31,
	2009	2008
Sales and transfers, net of production costs	$(30,836)	$(297,129)
Net change in sales and transfer prices, net of production costs	(31,511)	(377,061)
Extension, discoveries and improved recovery, net of future production and development costs	—	404,129
Development costs incurred during the period that reduced future development costs	(32,000)	18,500
Changes in estimated future development cost	(29,461)	67,296
Revisions of quantity estimates	(1,872)	(27,964)
Accretion of discount	51,023	10,700
Net change in income taxes	—	241,740
Change in production rates (timing) and other	(99,280)	762

Net change	$(173,937)	$40,973

Remainder of Page Intentionally Left Blank

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the year covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of December 31, 2009, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, does not expect our internal control over financial reporting to prevent all error or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must take into account resource constraints. The benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our internal control over financial reporting, however, is designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.
Changes in Internal Control over Financial Reporting
There have been no changes made in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, during the period covered by this report.

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Remainder of Page Intentionally Left Blank

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report
     3. Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (9)

4.1	Specimen Stock Certificate (2)

4.2	Form of Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated September 8, 2004 (7)

4.3	Promissory Note of Lazarus Louisiana Refinery II, LLC, payable to Blue Dolphin Energy Company dated July 31, 2009 (15)

10.1	Blue Dolphin Energy Company 2000 Stock Incentive Plan (3) *

10.2	First Amendment to the Blue Dolphin Energy Company 2000 Stock Incentive Plan (4) *

10.3	Second Amendment to the Blue Dolphin Energy Company 2000 Stock Incentive Plan (5)

10.4	Purchase and Sale Agreement by and between Blue Dolphin Pipe Line Company and MCNIC, dated February 1, 2002 (6)

10.5	Sale of American Resources Offshore, Inc. Common Stock Agreement between Blue Dolphin Exploration Co. and Ivar Siem, dated September 8, 2004 (7)

10.6	Purchase and Sale Agreement by and between Blue Dolphin Energy Company, WBI Pipeline & Storage Group, Inc. and SemGas LP, dated October 29, 2004 (8)

10.7	Amendment to the Asset Purchase Agreement by and among MCNIC Offshore Pipeline and Processing Company and Blue Dolphin Pipe Line Company dated February 28, 2005 (10)

10.8	Placement Agency Agreement by and between Blue Dolphin Energy Company and Starlight Investments, LLC dated May 27, 2005 (12)

10.9	Form of Stock Purchase Agreement between Blue Dolphin Energy Company and Osler Holdings Limited, Gilbo Invest AS, Spencer Energy AS, Spencer Finance Corp., Hudson Bay Fund, LP, Don Fogel and SIBEX Capital Fund, Inc. dated March 8, 2006 (13)

10.10	Loan and Option Agreement by and among Lazarus Energy Holdings, LLC, Lazarus Louisiana Refinery II, LLC, Lazarus Energy, LLC, Lazarus Environmental, LLC, and Blue Dolphin Energy Company dated July 31, 2009 (14)

14.1	Code of Ethics applicable to the Chairman, Chief Executive Officer and Senior Financial Officer (11)

*	Management Compensation Plan.

**	Filed herewith.

No.	Description
21.1	List of Subsidiaries of the Company **

23.1	Consent of UHY LLP **

23.2	Consent of William J. Driscoll, Geologist **

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

99.1	Memo from William J. Driscoll, Geologist, regarding Estimated Prove Reserves and Future Revenue **

(1)	Incorporated herein by reference to Exhibit 3.1 filed in connection with the Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated June 2, 2009 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1989 under the Securities and Exchange Act of 1934, dated March 30, 1990 (Commission File No. 000-15905).

(3)	Incorporated herein by reference to Appendix 1 filed in connection with the Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated April 20, 2000 (Commission File No. 000-15905).

(4)	Incorporated herein by reference to Appendix B filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated April 16, 2003 (Commission File No. 000-15905).

(5)	Incorporated herein by reference to Appendix A filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated April 27, 2006 (Commission File No. 000-15905).

(6)	Incorporated herein by reference to Exhibit 10.20 filed in connection with Form 10-KSB of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated March 23, 2003 (Commission File No. 000-15905).

(7)	Incorporated herein by reference to Exhibit 10.4 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated September 14, 2004 (Commission File No. 000-15905).

(8)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated November 3, 2004 (Commission File No. 000-15905).

(9)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 26, 2007 (Commission File No. 000-15905).

(10)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated March 3, 2005 (Commission File No. 000-15905).

(11)	Incorporated herein by reference to Exhibit 14.1 filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2004 under the Securities Exchange Act of 1934, dated March 25, 2005 (Commission File No. 000-15905).

*	Management Compensation Plan.

**	Filed herewith.

(12)	Incorporated herein by reference to Exhibit 10.9 filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2005 under the Securities Exchange Act of 1934, dated March 30, 2006 (Commission File No. 000-15905).

(13)	Incorporated herein by reference to Exhibit 10.10 filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2005 under the Securities Exchange Act of 1934, dated March 30, 2006 (Commission File No. 000-15905).

(14)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities Exchange Act of 1934, dated August 6, 2009 (Commission File No. 000-15905).

(15)	Incorporated herein by reference to Exhibit 10.2 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities Exchange Act of 1934, dated August 6, 2009 (Commission File No. 000-15905).
Remainder of Page Intentionally Left Blank

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY (Registrant)
By:	/s/ Ivar Siem
Ivar Siem
(Chairman and CEO)

Date: April 15, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivar Siem Ivar Siem	Chairman and CEO (Principal Executive Officer)	April 15, 2010

/s/ T. Scott Howard T. Scott Howard	Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	April 15, 2010

/s/ Laurence N. Benz Laurence N. Benz	Director	April 15, 2010

/s/ John N. Goodpasture John N. Goodpasture	Director	April 15, 2010

/s/ Harris A. Kaffie Harris A. Kaffie	Director	April 15, 2010

/s/ Erik Ostbye Erik Ostbye	Director	April 15, 2010

Exhibit Index

No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (9)

4.1	Specimen Stock Certificate (2)

4.2	Form of Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated September 8, 2004 (7)

4.3	Promissory Note of Lazarus Louisiana Refinery II, LLC, payable to Blue Dolphin Energy Company dated July 31, 2009 (15)

10.1	Blue Dolphin Energy Company 2000 Stock Incentive Plan (3) *

10.2	First Amendment to the Blue Dolphin Energy Company 2000 Stock Incentive Plan (4) *

10.3	Second Amendment to the Blue Dolphin Energy Company 2000 Stock Incentive Plan (5)

10.4	Purchase and Sale Agreement by and between Blue Dolphin Pipe Line Company and MCNIC, dated February 1, 2002 (6)

10.5	Sale of American Resources Offshore, Inc. Common Stock Agreement between Blue Dolphin Exploration Co. and Ivar Siem, dated September 8, 2004 (7)

10.6	Purchase and Sale Agreement by and between Blue Dolphin Energy Company, WBI Pipeline & Storage Group, Inc. and SemGas LP, dated October 29, 2004 (8)

10.7	Amendment to the Asset Purchase Agreement by and among MCNIC Offshore Pipeline and Processing Company and Blue Dolphin Pipe Line Company dated February 28, 2005 (10)

10.8	Placement Agency Agreement by and between Blue Dolphin Energy Company and Starlight Investments, LLC dated May 27, 2005 (12)

10.9	Form of Stock Purchase Agreement between Blue Dolphin Energy Company and Osler Holdings Limited, Gilbo Invest AS, Spencer Energy AS, Spencer Finance Corp., Hudson Bay Fund, LP, Don Fogel and SIBEX Capital Fund, Inc. dated March 8, 2006 (13)

10.10	Loan and Option Agreement by and among Lazarus Energy Holdings, LLC, Lazarus Louisiana Refinery II, LLC, Lazarus Energy, LLC, Lazarus Environmental, LLC, and Blue Dolphin Energy Company dated July 31, 2009 (14)

14.1	Code of Ethics applicable to the Chairman, Chief Executive Officer and Senior Financial Officer (11)

21.1	List of Subsidiaries of the Company **

23.1	Consent of UHY LLP **

23.2	Consent of William J. Driscoll, Geologist **

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

No.	Description
32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

99.1	Memo from William J. Driscoll, Geologist, regarding Estimated Prove Reserves and Future Revenue**

(1)	Incorporated herein by reference to Exhibit 3.1 filed in connection with the Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated June 2, 2009 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to exhibits filed in connection with Form 10-K of Blue Dolphin Energy Company for the year ended December 31, 1989 under the Securities and Exchange Act of 1934, dated March 30, 1990 (Commission File No. 000-15905).

(3)	Incorporated herein by reference to Appendix 1 filed in connection with the Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated April 20, 2000 (Commission File No. 000-15905).

(4)	Incorporated herein by reference to Appendix B filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated April 16, 2003 (Commission File No. 000-15905).

(5)	Incorporated herein by reference to Appendix A filed in connection with the definitive Proxy Statement of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated April 27, 2006 (Commission File No. 000-15905).

(6)	Incorporated herein by reference to Exhibit 10.20 filed in connection with Form 10-KSB of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated March 23, 2003 (Commission File No. 000-15905).

(7)	Incorporated herein by reference to Exhibit 10.4 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated September 14, 2004 (Commission File No. 000-15905).

(8)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated November 3, 2004 (Commission File No. 000-15905).

(9)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 26, 2007 (Commission File No. 000-15905).

(10)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated March 3, 2005 (Commission File No. 000-15905).

(11)	Incorporated herein by reference to Exhibit 14.1 filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2004 under the Securities Exchange Act of 1934, dated March 25, 2005 (Commission File No. 000-15905).

(12)	Incorporated herein by reference to Exhibit 10.9 filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2005 under the Securities Exchange Act of 1934, dated March 30, 2006 (Commission File No. 000-15905).

(13)	Incorporated herein by reference to Exhibit 10.10 filed in connection with Form 10-KSB of Blue Dolphin Energy Company for the year ended December 31, 2005 under the Securities Exchange Act of 1934, dated March 30, 2006 (Commission File No. 000-15905).

(14)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities Exchange Act of 1934, dated August 6, 2009 (Commission File No. 000-15905).

(15)	Incorporated herein by reference to Exhibit 10.2 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities Exchange Act of 1934, dated August 6, 2009 (Commission File No. 000-15905).