Form 10-K/A
period 2009-12-31
BLUE DOLPHIN ENERGY CO
filed 2010-04-30
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
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
Number of shares of common stock outstanding as of April 30, 2010 11,928,251
DOCUMENTS INCORPORATED BY REFERENCE
None.

BLUE DOLPHIN ENERGY COMPANY
FORM 10-K/A REPORT INDEX

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Blue Dolphin Energy Company’s (“Blue Dolphin” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on April 15, 2010 (the “Original Filing”). Blue Dolphin is filing this Amendment to include the information required by Part III contained in the Original Filing as Blue Dolphin will not file its definitive proxy statement within 120 days of the end of Blue Dolphin’s fiscal year ended December 31, 2009. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), Blue Dolphin is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has been amended to reflect the filing of these currently dated certifications.
Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and Blue Dolphin has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.
Remainder of Page Intentionally Left Blank

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board Composition
The Company’s amended and restated bylaws provide that the Board of Directors (the “Board”) shall consist of five members, with the precise number to be determined from time to time by the Board, except that no decrease in the number shall have the effect of shortening the term of an incumbent director. The Board currently has five directors, each serving until the next annual meeting of stockholders to be held by the Company. However, on April 22, 2010, the Board authorized an increase in the size of the Board from five to seven members upon the closing of a Stock Purchase Agreement (the “SPA”), a condition of which is the appointment of two persons to the Board that are designated by the purchasers named in the SPA.
The following sets forth, as of April 30, 2010, each director, all positions held with the Company, principal occupation, age, year in which the director first became a director of the Company, and the specific experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director.

Name, Age, Principal Occupation and Specific Attributes	Director Since
Ivar Siem, 63, Chairman of the Board and Chief Executive Officer. Mr. Siem has served as Chairman of the Board of the Company since 1989 and was appointed as Chief Executive Officer in 2004. Since 2000, he has also served as Chairman of the Board and Chief Executive Officer of Drillmar Energy Inc., a subsidiary of which filed for Chapter 11 bankruptcy reorganization in November 2009. From 1995 to 2000, he served as Chairman and director and interim President of DI Industries, which later became Grey Wolf, Inc. From 1996 to 1997, Mr. Siem also served as Chief Executive Officer of Seateam Technology ASA. From 1981 to 1995, Mr. Siem was an international consultant to companies in the energy, technology and finance industries. From 1974 to 1981, Mr. Siem held a variety of progressively responsible management positions within the Fred. Olsen group of companies, including President of Dolphin International, Inc. until it was sold in 1981. Mr. Siem began his career as a petroleum engineer for Amoco Corporation. He currently serves or has previously served on the Boards of Directors of several public and privately-held companies, including Avenir ASA, The Classical Theatre, Frupor SA, TI A/S, Siem Industries, Inc. and two of its affiliates. Mr. Siem holds a Bachelor of Science in Mechanical Engineering from the University of California, Berkeley, and has completed an executive MBA program at Amos Tuck School of Business, Dartmouth University. As a result of these and other professional experiences, Mr. Siem possesses particular knowledge and experience in engineering, strategic planning, operations and general management that strengthen the Board’s collective qualifications, skills and experience.
1989

Laurence N. Benz, 47, Director. Dr. Benz was elected as a director of the Company in 2004. He is currently the President / Chief Executive Officer of PT Development LLC, a private equity firm with operating holdings in various health care related companies. From 1987 to 2007, he served as the President of Kentucky Orthopedic Rehabilitation LLC, which he founded. From 1984 through 1989, he served as a Captain in the Army Medical Specialists Corps of the United States Army. Dr. Benz is the founder and organizer of multiple private companies representing healthcare, banking, telecommunications, real estate and consulting services. He also serves on the Board for multiple private companies. Dr. Benz received a Bachelor of Science in Biology from Bowling Green State University, a Masters in Physical Therapy from Baylor University, a Masters in Business Administration from Ohio State University and a Doctorate in Physical Therapy from MGH Institute of Health Professionals in Boston, Massachusetts. As a result of these and other professional experiences, Dr. Benz possesses particular knowledge and experience in accounting, capital structure, finance and strategic and tactical planning that strengthen the Board’s collective qualifications, skills and experience.
2004

Name, Age, Principal Occupation and Specific Attributes	Director Since
John N. Goodpasture, 61, Director. Mr. Goodpasture was appointed as a director of the Company in 2006. From 2001 to 2009, he served as Vice President of Corporate Development for Texas Eastern Products Pipeline Company, L.L.C., the general partner of TEPPCO Partners, L.P. In this capacity, Mr. Goodpasture directed the acquisition and divestiture activities for the partnership, and also had primary commercial responsibility for the midstream business segment. From 1999 to 2001, he was Vice President of Business Development for Enron Transportation Services. From 1980 to 1999, Mr. Goodpasture held various executive-level positions with Seagull Energy Corporation, including President of Seagull Pipeline & Marketing Company. Previously he held a variety of management positions at Union Carbide Corporation, where he began his career in 1970. Mr. Goodpasture also serves on the Board of End Hunger Network of Houston. He earned a Bachelor of Science in Mechanical Engineering from Texas Tech University in Lubbock, Texas. As a result of these and other professional experiences, Mr. Goodpasture possesses particular knowledge and experience in the oil and gas industry in business development, capital structure and mergers and acquisitions that strengthen the Board’s collective qualifications, skills and experience.
2006

Harris A. Kaffie, 59, Director. Mr. Kaffie has served as a director of the Company since 1989. Mr. Kaffie is a private investor with diverse investments and business activities across such areas as energy, finance, venture capital, real estate development, farming, ranching and minerals. Since 1994, he has been associated with Kaffie Brothers, a real estate, farming and ranching company, where he serves as a partner. He also serves on the Board of several privately held companies. Mr. Kaffie received a Bachelor of Business Administration from Southern Methodist University in 1972. As a result of these and other professional experiences, Mr. Kaffie possesses particular knowledge and experience in capital structure, business development and strategic planning that strengthen the Board’s collective qualifications, skills and experience.
1989

Erik Ostbye, 58, Director. Mr. Ostbye was elected as a director of the Company in 2006. Since 1983, Mr. Ostbye has been associated with the Arne Blystad Group of companies. Since 2007, he has served as President of Chianti Asset Management LLC, from 2003 to 2007 he was Vice President of Finance of Sokana Chartering, from 1988 to 2003 he served as Vice President of Finance of Blystad Shipping (USA) Inc. and from 1983 to 1988 he was Financial Manager of Arne Blystad AS. Following the sale of the Blystad tanker operation to Eitzen Chemical USA in 2006, Mr. Ostbye has continued his work for the Blystad Group of companies as a U.S. representative. Mr. Ostbye also serves on the Board of several privately held companies. He holds a Sivilokonom/MBA from the Norwegian School of Management (BI). As a result of these and other professional experiences, Mr. Ostbye possesses particular knowledge and experience in accounting, capital structure and finance that strengthen the Board’s collective qualifications, skills and experience.
2006
Executive Officers
The following sets forth the age and background of each executive officer and the year in which the executive officer first joined the Company:

Name, Age and Principal Occupation	Joined Company
Thomas W. Heath, 47, President, Secretary and Assistant Treasurer. Mr. Heath was appointed as President, Secretary and Assistant Treasurer of the Company in 2009, having previously served as Executive Vice President since 2007. From 2004 to 2007 he served as a Vice President of Union Bank of California, N.A., an affiliate of Bank of Tokyo-Mitsubishi UFJ, Ltd., where he developed and implemented an energy derivatives desk supporting Energy Capital Services. From 1988 to 2004 Mr. Heath held a variety of management and executive level positions with the evolving marketing units of Acadian Gas Pipeline System, Shell Trading Gas & Power (formerly Coral Energy, L.P.), Sempra Energy Trading Corp. and Tejas Gas Corporation. Mr. Heath began his career in 1983 with Columbia Gulf Transmission Company where he served in various operational and commercial positions until 1988. He is an alumnus of the University of Houston.
2007

Name, Age and Principal Occupation	Joined Company
T. Scott Howard, 38, Treasurer and Assistant Secretary. Mr. Howard was appointed as Treasurer of the Company in 2009 and Assistant Secretary of the Company in April 2008. He joined the Company as Accounting Manager in 2006. From 1996 to 2006 he held a variety of management level positions: Audit Manager with DRDA, P.C., an independent public accounting firm in Houston, Texas from 2002 to 2006, Trust Officer with Frost National Bank in Houston, Texas from 2000 to 2002 and Controller for Hall’s Insurance Agency, Inc. in Dickinson, Texas from 1996 to 2000. He began his career as a Staff Accountant for Griffin, Iles, Masel & Duval, LLP, a public accounting firm, where he was employed from 1994 to 1996. Mr. Howard, who is a Certified Public Accountant in Texas, received his Bachelor of Business Administration in Accounting from St. Edward’s University.
2006
Family Relationships between Directors and Officers
As of April 30, 2010, there were no relationships between any director or executive officer of the Company and any other director or executive officer of the Company.
Committees and Meetings of the Board
Board
During 2009, the Board consisted of Dr. Benz and Messrs. Goodpasture, Kaffie, Ostbye and Siem with Mr. Siem serving as Chairman. During the fiscal year ended December 31, 2009, the Board held five (5) regular meetings and seven (7) special meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he served. The Board has two standing committees, the Audit Committee and the Compensation Committee.
Audit Committee
During 2009, the Audit Committee consisted of Dr. Benz and Messrs. Kaffie and Ostbye with Dr. Benz serving as Chairman. During the fiscal year ended December 31, 2009, the Audit Committee met four (4) times. The Board has affirmatively determined that all members of the Audit Committee are independent and that Dr. Benz qualifies as an Audit Committee Financial Expert. The Audit Committee’s duties include overseeing financial reporting and internal control functions and the Audit Committee’s charter is available on our website (www.blue-dolphin.com).
Compensation Committee
During 2009, the Compensation Committee consisted of Messrs. Goodpasture and Kaffie. During fiscal year ended December 31, 2009, the Compensation Committee met one (1) time. The Board has affirmatively determined that all members of the Compensation Committee are independent. The Compensation Committee does not have a charter, however, its duties are to oversee and set the Company’s compensation policies, to approve compensation of executive officers and to administer the Company’s stock incentive plan.
Nominating Committee
Given the size of the Board and that a majority of its members are independent, as defined under National Association of Securities Dealers Automated Quotations (“NASDAQ”) Listing Rules, the Board adopted a “Board Nomination Procedures” policy in July 2005 in lieu of appointing a standing nominating committee. The policy is used by independent members of the Board when choosing nominees to stand for election.
The Board will consider for possible nomination qualified nominees recommended by stockholders. As addressed in the “Board Nomination Procedures” policy, the manner in which independent directors evaluate nominees for director as recommended by a stockholder will be the same as that for nominees received from other sources. Stockholders who wish to propose a qualified candidate for consideration should submit complete information as to the identity and qualifications of that person to the Secretary of the Company no later than February 26, 2011, for the 2011 Annual Meeting of Stockholders. The information should be sent to: Blue Dolphin Energy Company, Attention: Secretary, 801 Travis Street, Suite 2100, Houston, Texas 77002.
The Board will continue to nominate qualified directors of whom the Board believes will make important contributions to the Board and the Company. The Board generally requires that nominees be persons of sound ethical character, be able to represent all stockholders fairly, have demonstrated professional achievements, have meaningful experience and have a general appreciation of the major business issues facing the Company. The Board also considers issues of diversity and background in its selection process, recognizing that it is desirable for its membership to have differences in viewpoints, professional experiences, educational backgrounds, skills, race, gender, age and national origin.
Corporate Governance
Leadership Structure
The Company is led by Ivar Siem, who has served as Chairman of the Board since 1989 and Chief Executive Officer since 2004. Having a single leader for the Company is commonly utilized by other public companies in the United States, and we believe it has been effective for our Company as well. This leadership structure demonstrates to our employees, customers and stockholders that we are under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations, and eliminates the potential for confusion or duplication of efforts. We do not believe that appointing an independent Board chairman, or a permanent lead director, would improve upon the performance of the Board.
Risk Oversight
Our Board is actively involved in overseeing the risk management of the Company. Presentations by management to the Board include consideration of the challenges and risk to our business, and the Board and management actively engage in discussion on these topics. Furthermore, the two standing Board committees provide appropriate risk oversight. The Audit Committee oversees the accounting and financial reporting processes, as well as compliance, internal control, legal and risk matters. The Compensation Committee oversees compensation policies, including the approval of compensation for our Chairman and Chief Executive Officer. We believe that the processes established to report and monitor systems for material risks applicable to the Company are appropriate and effective.
Code of Conduct
In July 2005, the Board adopted a code of conduct (the “Code of Conduct”) applicable to all directors, officers and employees, as set forth in the Sarbanes-Oxley Act of 2002, which is publicly available on Blue Dolphin’s website (www.blue-dolphin.com). The Code of Conduct requires all directors, officers and employees to act ethically at all times, and prohibits any employee from retaliating or taking any adverse action against anyone for raising or helping to resolve an integrity concern.
The Audit Committee established procedures to enable anyone who has a concern about the Company’s conduct or policies, or any employee who has a concern about the Company’s accounting, internal accounting controls or auditing matters, to communicate that concern directly to the Chairman of the Audit Committee. Violations and/or concerns may be sent anonymously by mail to Laurence N. Benz (Audit Committee Chairman, Blue Dolphin Energy Company), 13000 Equity Place, Suite 105, Louisville, Kentucky 40223, via email to larry@physicaltherapist.com or such other contact information for Dr. Benz that the Company may post on its website from time to time.

Code of Ethics
In April 2003, the Board adopted a Code of Ethics policy that is applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics policy is posted on our website (www.blue-dolphin.com) and is available to any stockholder, without charge, upon written request to Blue Dolphin Energy Company, Attention: Secretary, 801 Travis Street, Suite 2100, Houston, Texas 77002. Any amendments or waivers to provisions of the Code of Ethics policy will be disclosed on our website.
Communicating with the Directors
As the Board does not receive a large volume of correspondence from stockholders, the Board, at this time, does not have a formal process by which stockholders can communicate with the Board. Instead, any stockholder who desires to contact the Board or specific members of the Board may do so by writing to: Blue Dolphin Energy Company, Attention: Secretary for Board, 801 Travis Street, Suite 2100, Houston, Texas 77002. Currently, all communications addressed in such manner are sent directly to the indicated directors. In the future, if the Board adopts a formal process for determining how communications are to be relayed to directors, that process will be disclosed on our website.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation Policy and Procedures
Compensation for the Company’s executive officers consists of base salary, cash bonuses and incentive awards that have historically consisted of stock options. The Company does not offer a retirement plan that provides for the payment of retirement benefits. In the event an employee of the Company retires after age 65, the non-vested portion of any stock options received expires immediately. The vested portion of any stock options received expires, to the extent not exercised, three months after retirement. The Compensation Committee has the authority to approve all forms of executive compensation based on its experience and informal consideration of compensation practices of oil and gas companies of similar size and business focus. The Compensation Committee has not used compensation consultants in the past in making its determinations. The Company believes that stock ownership by its executive officers and other employees furthers the alignment between the interests of the executive officers and other employees and the stockholders, thereby enhancing the Company’s efforts to improve stockholder returns and increase stockholder value.
The Company’s stock incentive plan provides that upon a change of control, the Compensation Committee may accelerate the vesting of options, cancel options and make payments in respect thereof in cash in accordance with the terms of the stock incentive plan, adjust the outstanding options as appropriate to reflect such change of control or provide that each option shall thereafter be exercisable for the number and class of securities or property that the optionee would have been entitled to receive had the option been exercised. The stock incentive plan provides that a change of control occurs if any person, entity or group acquires or gains ownership or control of more than 50% of the outstanding Common Stock or, if after certain enumerated transactions, the persons who were directors before such transactions cease to constitute a majority of the Board. Consummation of the transaction set forth in the SPA will not trigger a change in control under our stock incentive plan.
The compensation of executive officers is reviewed on an annual basis, as well as when changes in responsibilities occur. The Compensation Committee may not delegate its authority to approve compensation determinations for executive officers. The Compensation Committee approves changes in compensation for Messrs. Heath and Howard based on the recommendations of Mr. Siem as principal executive officer and Chairman of the Board. The Compensation Committee determines the compensation for Mr. Siem.

Mr. Heath has a three year employment agreement with an annual base salary of $175,000. His employment with the Company began May 1, 2007. Pursuant to the terms of a letter agreement dated October 9, 2009, the initial term of his employment agreement was extended from three years to four years. If the Company terminates Mr. Heath’s employment for other than cause: (i) his base salary will be paid from the termination date through the expiration date of his employment agreement as severance and (ii) the non-vested portion of his stock options will expire immediately upon termination and the vested portion will expire, to the extent not exercised, within three months of termination. If Mr. Heath’s employment is terminated due to death or disability (i) his base salary will be paid through the end of the month of termination and (ii) the non-vested portion of his stock options will expire immediately upon termination and the vested portion will expire, to the extent not exercised, on the one year anniversary of the termination date.
Compensation for Named Executives
The following table sets forth the compensation paid to the Company’s principal executive officer and the two most highly compensated executive officers other than the principal executive officer whose annual salary exceeded $100,000 in the fiscal year ended December 31, 2009 (collectively, the “Named Executive Officers”) for services rendered to the Company:
SUMMARY COMPENSATION TABLE

			Option
Name and Principal Position	Year	Salary	Awards(3)	Total
Ivar Siem(1)
Chairman of the Board and	2009	$100,000	$63,727	$163,727
Chief Executive Officer	2008	$100,000	$84,970	$184,970

Thomas W. Heath(2)
President, Secretary and	2009	$175,000	$161,280	$336,280
Assistant Treasurer	2008	$175,000	$161,280	$336,280

T. Scott Howard
Treasurer and	2009	$110,000	$—	$110,000
Assistant Secretary	2008	$107,500	$—	$107,500

(1)	Mr. Siem’s salary is based on part-time employment with the Company in his capacity as Chief Executive Officer.

(2)	Mr. Heath has a three year employment agreement with an annual base salary of $175,000. His employment with the Company began May 1, 2007. Pursuant to the terms of a letter agreement dated October 9, 2009, the initial term of his employment agreement was extended from three years to four years.

(3)	Represents amounts recognized for financial statement purposes for the fiscal years ended December 31, 2009 and 2008, in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payments. Assumptions used in the calculation of these amounts are included in Footnote 5 to the Company’s audited, consolidated financial statements for the fiscal years ended December 31, 2009, and December 31, 2008, which are included in the Company’s Original Filing and Annual Report on Form 10-K for the year ended December 31, 2008.
Compensation Risk Assessment
Our approach to compensation practices and policies applicable for non-executive employees throughout our organization is consistent with that followed for executive employees. Base pay is based on market median for each position, and bonuses and stock based incentives are based on individual and Company performance. Accordingly, we believe our practices and policies in this regard are not reasonably likely to have a materials adverse effect on our Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options —	Options —	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Ivar Siem	8,000	—	$6.00	5/17/2010
	100,000	—	$2.81	10/15/2013

Thomas W. Heath(1)	132,000	68,000	$2.99	5/31/2017

T. Scott Howard	4,500	—	$2.81	10/15/2017

(1)	Mr. Heath’s unexercisable options vest 100% on May 1, 2010.
Director Compensation Policy and Procedures
Directors who are also employees of the Company are not paid any fees or other compensation for services as a member of the Board or any committee of the Board. Compensation for members of the Board and committees of the Board is approved by the Board based on recommendations by Mr. Siem as principal executive officer and Chairman of the Board. As with employee stock ownership, the Company believes that stock ownership by members of the Board furthers the alignment between the interests of the directors and the stockholders, resulting in an enhancement of the Company’s efforts to improve stockholder returns and increase stockholder value.
Compensation for Non-Employee Directors
Non-employee directors are paid an annual retainer of $20,000, payable quarterly in Common Stock with the number of shares based upon the fair value on the date of payment. The shares are restricted from sale pursuant to holding periods under Rule 144 of the Securities Act, and applicable state securities laws. The Audit Committee chairman receives an additional annual retainer of $5,000 and other Audit Committee members receive an additional annual retainer of $2,500. The Audit Committee retainer is payable semi-annually in cash. No additional compensation is paid to directors serving on the Compensation Committee. Directors are entitled to be reimbursed for reasonable out-of-pocket expenses related to in-person meeting attendance.
Remainder of Page Intentionally Left Blank

The following table sets forth the compensation paid to non-employee directors in fiscal year ended December 31, 2009:
DIRECTOR COMPENSATION

	Fees Earned
	or Paid in	Stock
Name	Cash	Awards(1)(2)	Total
Laurence N. Benz	$5,000	$20,000	$25,000

John N. Goodpasture	$—	$20,000	$20,000

Harris A. Kaffie	$2,500	$20,000	$22,500

Erik Ostbye	$2,500	$20,000	$22,500

(1)	Represents amounts recognized for financial statement purposes for the fiscal year ended December 31, 2009, in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payments. Assumptions used in the calculation of these amounts are included in Footnote 5 to the Company’s audited, consolidated financial statements for the fiscal year ended December 31, 2009, which is included in the Original Filing.

(2)	At December 31, 2009, each non-employee director had total stock awards outstanding as follows: Dr. Benz — 79,487, Mr. Goodpasture — 72,577, Mr. Kaffie — 102,038 and Mr. Ostbye — 73,454.
Remainder of Page Intentionally Left Blank

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership
The table below sets forth certain information with respect to the beneficial ownership for shares of Common Stock (the only class of voting security issued and outstanding) as of April 30, 2010 by: (i) all persons and institutions known by us to be the beneficial owners of 5% or more of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer; and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the following persons having sole voting and dispositive power with respect to such shares.

	Shares Owned Beneficially
Name of Beneficial Owner	Number	Percent(1)
Columbus Petroleum Limited, Inc.(2)	911,712	7.4%
Spencer Finance Corp. and Arne Blystad(3)	842,743	6.8%
Spencer Energy AS(3)	586,743	4.8%
Harris A. Kaffie(4)	899,315	7.3%
Ivar Siem(4)	739,265	6.0%
Thomas W. Heath(4)	320,000	2.6%
Laurence N. Benz	136,748	*
Erik Ostbye	86,275	*
John N. Goodpasture	85,398	*
T. Scott Howard(4)	4,500	*

Directors and Executive Officers as a Group (7 Persons)	2,271,501	18.4%

*	Less than 1%.

(1)	Based upon 12,324,322 shares of Common Stock issued and outstanding (11,928,251 shares of Common Stock issued and outstanding as of the April 30, 2010 and 396,071 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of April 30, 2010).

(2)	Based upon a Schedule 13D filed with the SEC on September 8, 2004, the address of Columbus Petroleum Limited, Inc. was Aeulestrasse 74, FL-9490, Vaduz, Liechtenstein.

(3)	Based on a Schedule 13D filed with the SEC on April 9, 2007, Spencer Finance Corp. and Arne Blystad jointly exercise voting and investment authority over the shares owned by Spencer Finance Corp. Spencer Energy AS is a subsidiary of Spencer Finance Corp., and as such, the 586,743 shares held by Spencer Energy AS are included in the 842,743 shares controlled by Spencer Finance Corp. and Arne Blystad. The principal business address for Spencer Finance Corp., Arne Blystad and Spencer Energy AS was Haakon VII gt. 1, 0161 Oslo, Norway.

(4)	Includes shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of April 30, 2010 as follows: Mr. Kaffie — 83,571; Mr. Siem — 108,000; Mr. Heath — 200,000; Mr. Howard — 4,500; and all directors and executive officers as a group — 396,071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers, and stockholders who own more than 10% of our Common Stock, to file reports of stock ownership and changes in ownership with the SEC and to furnish us with copies of all such reports as filed. Based solely on a review of the copies of the Section 16(a) reports furnished to us, the Company is aware that during 2009, all of its directors, executive officers and greater than 10% stockholders complied with their Section 16(a) filing requirements, with the exception of Messrs. Goodpasture, Kaffie and Ostbye. Messrs. Goodpasture, Kaffie and Ostbye each filed one (1) late Form 4 covering a total of one (1) transaction each.

Compensation Plan Information
The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2009, under which our equity securities were authorized for issuance:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	424,559	$2.53	351,040
Equity compensation plans not approved by security holders	—	$0.00	—

Total	424,559	$2.53	351,040

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
The Board has affirmatively determined that each of its members, with the exception of Mr. Siem, are independent and have no material relationship with the Company (either directly or indirectly or as a stockholder or officer of an organization that has a relationship with the Company), and that all members of the Audit and Compensation Committees are independent, pursuant to NASDAQ Listing and SEC rules.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees paid to UHY LLP, the Company’s independent registered public accounting firm, in fiscal years ended December 31, 2009 and 2008 by the Company were as follows:

	2009	2008
Audit fees	$163,000	$128,000
Audit-related fees	12,000	13,529
Tax fees	23,000	21,288
All other fees	—	—

Total	$198,000	$162,817

Audit fees included fees related to the audit of our consolidated financial statements and review of our quarterly reports that are filed with the SEC. Audit fees for 2009 also included fees for consultation related to our transaction with Lazarus Energy Holdings, LLC. Audit-related fees include fees related to consultation concerning financial accounting and reporting standards for share based payments to employees and non-employees, current and deferred taxes and revenue recognition. Tax fees primarily include fees for preparation of federal and state income tax returns as well as tax planning services. The Audit Committee must pre-approve all audit and non-audit services provided to the Company by its independent registered public accounting firm.
UHY has been engaged as our independent registered public accounting firm since 2002. Through December 31, 2009, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leases auditing staff who are full-time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has only a few full-time employees and therefore, few, if any of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.
Remainder of Page Intentionally Left Blank

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report
     3. Exhibits. We hereby file as part of this Annual Report on Form 10-K/A (Amendment No. 1) the Exhibits listed in the attached Exhibit Index.

No.	Description
31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

**	Filed herewith.
Remainder of Page Intentionally Left Blank

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY (Registrant)
By:	/s/ Ivar Siem
Ivar Siem
(Chairman and CEO) Date:

Date: April 30, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ivar Siem	Chairman and CEO	April 30, 2010
Ivar Siem	(Principal Executive Officer)

/s/ T. Scott Howard	Treasurer and Assistant Secretary	April 30, 2010
T. Scott Howard	(Principal Financial and Accounting Officer)

/s/ Laurence N. Benz Laurence N. Benz	Director	April 30, 2010

/s/ John N. Goodpasture John N. Goodpasture	Director	April 30, 2010

/s/ Harris A. Kaffie Harris A. Kaffie	Director	April 30, 2010

/s/ Erik Ostbye Erik Ostbye	Director	April 30, 2010

Exhibit Index

No.	Description
31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

**	Filed herewith.