Form 10-Q
period 2010-03-31
BLUE DOLPHIN ENERGY CO
filed 2010-05-17
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 15, 2010, there were 11,928,251 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$776,583	$1,016,483
Accounts receivable, net of allowance for doubtful accounts	482,886	428,124
Prepaid expenses and other current assets	241,230	359,850
Loan receivable, net of allowance for loan receivable		—

Total current assets	1,500,699	1,804,457

Property and equipment, at cost:
Oil and gas properties (full-cost method)	1,086,733	1,086,733
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	302,813	302,813

	8,828,909	8,828,909
Less: Accumulated depletion, depreciation and amortization	5,129,247	5,011,401

Total property and equipment, net	3,699,662	3,817,508

Loan receivable, net of allowance for loan receivable	—

Other assets	9,463	9,463

Total assets	$5,209,824	$5,631,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$470,172	$372,275
Note payable — insurance	79,847	173,479
Accrued expenses and other current liabilities	18,643	8,136
Other long-term liabilities — current portion	25,996	25,996

Total current liabilities	594,658	579,886

Long-term liabilities:
Asset retirement obligations, net of current portion	2,291,076	2,262,018

Total long-term liabilities	2,291,076	2,262,018

Total liabilities	2,885,734	2,841,904

Commitments and contingencies

Stockholders’ equity:
Common stock ($.01 par value, 100,000,000 shares authorized, 11,928,251 and 11,876,967 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	119,283	118,770
Additional paid-in capital	32,838,212	32,778,405
Accumulated deficit	(30,633,405)	(30,107,651)

Total stockholder’s equity	2,324,090	2,789,524

Total liabilities and stockholders’ equity	$5,209,824	$5,631,428

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue from operations:
Pipeline operations	$429,087	$514,759
Oil and gas sales	19,022	21,946

Total revenue from operations	448,109	536,705

Cost of operations:
Pipeline operating expenses	286,988	466,260
Lease operating expenses	21,188	48,031
Depletion, depreciation and amortizaton	117,846	128,913
Impairment of oil and gas properties	—	203,110
General and administrative	479,222	602,194
Stock-based compensation	40,320	62,644
Accretion expense	29,058	27,918

Total cost of operations	974,622	1,539,070

Loss from operations	(526,513)	(1,002,365)

Other income:
Interest and other income	759	2,356

Loss before income taxes	(525,754)	(1,000,009)

Income taxes	—	—

Net loss	$(525,754)	$(1,000,009)

Loss per common share
Basic	$(0.04)	$(0.09)

Diluted	$(0.04)	$(0.09)

Weighted average number of common shares outstanding
Basic	11,902,039	11,717,670

Diluted	11,902,039	11,717,670

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities:
Net loss	$(525,754)	$(1,000,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	117,846	128,913
Accretion of asset retirement obligations	29,058	27,918
Common stock issued for services	20,000	20,000
Compensation from issuance of stock options	40,320	62,644
Impairment of oil and gas properties	—	203,110
Changes in operating assets and liabilities:
Accounts receivable	(54,762)	8,970
Prepaid expenses and other assets	118,620	205,518
Abandonment costs incurred	—	(4,843)
Accounts payable, accrued expenses, and other current liabilities	108,404	44,581

Net cash used in operating activities	(146,268)	(303,198)

Investing Activities:
Purchases of property and equipment	—	(12,500)
Exploration and development costs	—	(3,060)

Net cash used in investing activities	—	(15,560)

Financing Activities:
Payments on insurance finance note	(93,632)	—

Net cash used in financing activities	(93,632)	—

Net decrease in cash and cash equivalents	(239,900)	(318,758)

Cash and Cash Equivalents at Beginning of Period	1,016,483	3,864,876

Cash and Cash Equivalents at End of Period	$776,583	$3,546,118

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
1. Organization and Operation of the Company
Organization
Blue Dolphin Energy Company was incorporated in Delaware in January 1986 to engage in oil and gas exploration, production and acquisition activities and oil and gas transportation and marketing. We were formed pursuant to a reorganization that was effective as of June 9, 1986.
The unaudited condensed consolidated financial statements of Blue Dolphin Energy Company and its wholly-owned subsidiaries (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments necessary to present fair condensed consolidated statements of operations, financial position and cash flows. We believe that the disclosures are adequate and the information presented is not misleading. This report has been prepared in accordance with Form 10-Q instructions and therefore, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations.
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2010.
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
Going Concern. Our condensed consolidated financial statements, which have been prepared in accordance with GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. We incurred a net loss of $525,754 for the quarter ended March 31, 2010, and a net loss of $4,136,892 for the year ended December 31, 2009. At March 31, 2010, we had an accumulated deficit of $30,633,405, and at December 31, 2009, we had an accumulated deficit of $30,107,651. We anticipate that we will continue to incur substantial operating losses unless and until we are able to achieve or sustain profitability or are otherwise able to secure external financing. Our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Existing and anticipated working capital needs, lower than anticipated revenues, increased expenses or the inability to collect on an outstanding loan receivable could all affect our ability to continue as a going concern.
We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans, as well as to continue evaluating potential merger and/or acquisition opportunities.
The continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities could result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase liabilities and future cash commitments. There are no assurances that we will be able to raise additional capital through private placements, public offerings and/or bank financings in amounts necessary to support our working capital requirements. We do not currently have any arrangements in place to raise any additional capital.
Full-Cost Method of Accounting. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Under this

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
method of accounting, we did not recognize an impairment to our oil and gas properties for the three months ended March 31, 2010.
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
Employee stock options outstanding at March 31, 2010 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

	Three Months Ended
	March 31,
Basic and Diluted	2010	2009
Net loss	$(525,754)	$(1,000,009)

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	11,902,039	11,717,670

Per share amount	$(0.04)	$(0.09)

Subsequent Events. We have evaluated all subsequent events through the issuance date of our condensed consolidated financial statements as of and for the three month period ended March 31, 2010, and during this subsequent period no material subsequent events occurred that would require recognition or disclosure in these condensed consolidated financial statements.
Recent Accounting Developments
Fair Value Measurements. In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We adopted the new guidance effective January 1, 2010. The implementation of this standard did not have a material impact on our condensed consolidated financial position and results of operations.
3. Business Segment Information
Our operations are conducted in two principal business segments: (i) pipeline transportation services and (ii) oil and gas exploration and production. Our segments are managed jointly mainly due to the size of our employee base and the scope of our operations. Management uses earnings before interest expense and income taxes (“EBIT”) to assess the operating results and effectiveness of our business segments, which consist of our consolidated businesses and investments. We believe EBIT is useful to our investors because it allows them to evaluate our operating performance using the same performance measure analyzed internally by management. We define EBIT as net income (loss) adjusted for: (i) items that do not impact our income or loss from continuing operations, such as the impact of accounting changes, (ii) income taxes and (iii) interest expense (income). We exclude interest expense

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
(income) and other expense or income not pertaining to the operations of our segments from this measure so that investors may evaluate our current operating results without regard to our financing methods or capital structure. We understand that EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating cash flows.
Following is a reconciliation of our EBIT (by segment) for the three months ended March 31, 2010 and 2009, and at March 31, 2010 and 2009:

	March 31, 2010
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$429,087	$19,022	$—	$448,109
Operation cost(2)	(714,720)	(39,148)	(102,908)	(856,776)
Depletion, depreciation and amortization	(11,377)	(105,043)	(1,426)	(117,846)

EBIT	$(297,010)	$(125,169)	$(104,334)	$(526,513)

Capital expenditures	$—	$—	$—	$—

Identifiable assets(3)	$4,319,843	$246,587	$633,624	$5,200,054

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $0.8 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

	March 31, 2009
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$514,759	$21,946	$—	$536,705
Operation cost(2)	(1,032,349)	(71,773)	(102,925)	(1,207,047)
Depletion, depreciation and amortization	(105,042)	(225,043)	(1,938)	(332,023)

EBIT	$(622,632)	$(274,870)	$(104,863)	$(1,002,365)

Capital expenditures	$12,500	$3,060	$—	$15,560

Identifiable assets(3)	$4,603,878	$336,091	$3,485,935	$8,425,904

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $3.4 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
4. Asset Retirement Obligations
We recorded the following activity related to our asset retirement obligations liability for the three months ended March 31, 2010:

Asset retirement obligations as of December 31, 2009	$2,262,018
Liabilities settled	—
Accretion expense	29,058

Asset retirement obligations as of March 31, 2010	$2,291,076

5. Stock-Based Compensation
Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan, which was subsequently amended by stockholders in 2007 (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The total number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards under the 2000 Plan is 1,200,000 shares. As of March 31, 2010, we had 341,040 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. All ISO awards granted in previous years vested immediately, however, 200,000 ISOs granted in May 2007 and 75,000 ISO’s granted in August 2008 have a three year vesting period and 150,000 ISOs granted in October 2007 have a two year vesting period. An additional 28,500 options were granted in October 2007 that vested immediately. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan. The 2000 Plan is administered by the Compensation Committee of our Board of Directors.
Pursuant to FASB guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the three months ended March 31, 2010, and the year ended December 31, 2009.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
At March 31, 2010, there were a total of 424,559 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2009	424,559	$2.53

Options granted	—	$—

Options exercised	—	$—

Options expired or cancelled	—	$—

Options outstanding at March 31, 2010	424,559	$2.53	5.2	$571

Options exercisable at March 31, 2010	356,559	$2.44	4.8	$571

The following table summarizes additional information about stock options outstanding at March 31, 2010:

	Options Outstanding
		Weighted		Options Exercisable
		Average			Weighted
		Remaining	Weighted		Average
Range of	Number	Contractual Life	Average	Number	Exercise
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price
$0.35 to $0.80	70,830	3.1	$0.44	70,830	$0.44
$1.55 to $1.90	23,429	1.9	$1.71	23,429	$1.71
$2.81 to $2.99	318,500	6.1	$2.92	250,500	$2.90
$6.00	11,800	0.1	$6.00	11,800	$6.00

	424,559			356,559

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
The following summarizes the net change in non-vested stock options for the periods shown:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at December 31, 2009	68,000	$2.35
Granted	—	$—
Canceled or expired	—	$—
Vested	—	$—

Non-vested at March 31, 2010	68,000	$2.35

For the three months ended March 31, 2010, we recognized $40,320 of compensation expense for vested stock options. As of March 31, 2010, there was $13,440 of unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan. The weighted average period over which the unrecognized compensation cost will be recognized is 0.1 months.
For the three months ended March 31, 2010, we recognized $20,000 of expense for stock issued to the Board of Directors at fair value.
6. Loan Receivable
On July 31, 2009, we issued a $2.0 million non-interest bearing loan (the “Loan”) to Lazarus Louisiana Refinery II, LLC (“LLRII” or the “Borrower”). The Loan, which was due on January 31, 2010, is secured by (i) a first lien on property owned by Lazarus Environmental, LLC (“LEN”), (ii) a second lien on property owned by LLRII and (iii) a guarantee from Lazarus Energy Holdings, LLC (“LEH”). We agreed to forbear the loan receivable until June 11, 2010, provided the Borrower satisfied certain conditions set forth in the forbearance agreement. Those certain conditions were not met, and on April 9, 2010, we called on the full value of the Loan to be paid by April 13, 2010. As of the date of this report, the Loan is in default and remains unpaid. Although management believes the Loan could be paid in full at a date in the future, we reserved an allowance for the entire $2.0 million balance of the Loan as of December 31, 2009, and expensed $1.5 million (net of $500,000 for the consulting agreement). We have begun the process to foreclose on the assets serving as collateral for the Loan
7. Contingencies
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
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements
Forward Looking Statements. Certain of the statements included in this quarterly report on Form 10-Q, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Blue Dolphin (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) cautions readers that these statements are not guarantees of future performance or results and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:
•	ability to continue as a going concern;

•	collectability of a $2.0 million loan receivable;

•	ability to regain compliance for continued listing on the National Association of Securities Dealers Automated Quotations (“NASDAQ”);

•	ability to complete a combination with one or more target businesses;

•	ability to improve pipeline utilization levels;

•	ability to secure additional working capital to fund operations;

•	performance of third party operators for properties where we have an interest;

•	production from oil and gas properties that we have interests in;

•	volatility of oil and gas prices;

•	uncertainties in the estimation of proved reserves, in the projection of future rates of production, the timing of development expenditures and the amount and timing of property abandonment;

•	costly changes in environmental and other government regulations for which Blue Dolphin is subject; and

•	adverse changes in the global financial markets.
Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed in Item 1A “Risk Factors” of Blue Dolphin’s annual report on Form 10-K for the period ended December 31, 2009, as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
Executive Summary
We are engaged in two lines of business: (i) pipeline transportation services to producer/shippers, and (ii) oil and gas exploration and production.
Pipeline Transportation.
Our pipeline transportation assets are located both onshore and offshore in the Texas Gulf Coast area. We market our gathering and transportation services to producer/shippers operating in the vicinity of our pipeline systems offshore and charge them various fees for: (i) the transportation of their condensate and natural gas offshore to our onshore facilities, (ii) the separation, dehydration and storage of their condensate and natural gas at our onshore facilities and (iii) the subsequent sale of their condensate through our barge-loading terminal and/or their natural gas through our chemical plant complex and intrastate pipeline system tie-in. The following is a description of our pipeline transportation assets:

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
▪	Blue Dolphin Pipeline System (“BDPS”) — The BDPS includes: the Blue Dolphin Pipeline, an offshore platform, the Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of crude oil and condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the pipeline system’s onshore facilities, pipeline easements and rights-of-way are located. We own an 83% undivided interest in the BDPS. The BDPS has an aggregate capacity of approximately 160 MMcf of gas and 7,000 Bbls of crude oil and condensate per day. The BDPS is currently transporting an aggregate of approximately 15 MMcf of gas per day from 7 shippers, which represents 9% of throughput capacity.

▪	Galveston Area Block 350 Pipeline (“GA 350 Pipeline”) — The GA 350 Pipeline is an 8-inch, 13 mile offshore pipeline extending from Galveston Area Block 350 to an interconnect with a transmission pipeline in Galveston Area Block 391 located approximately 14 miles south of the Blue Dolphin Pipeline. We own an 83% undivided interest in the GA 350 Pipeline. Current system capacity is 65 MMcf of gas per day. The GA 350 Pipeline is currently transporting an aggregate of approximately 20 MMcf of gas per day from 5 shippers, which represents 31% of throughput capacity.

▪	Omega Pipeline — The Omega Pipeline originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342, where it was previously connected to the High Island Offshore System. The pipeline is currently inactive. Reactivation is dependent upon successful drilling activity in the pipeline’s vicinity and contracting with those producer/shippers to transport their discovery through the system. We own an 83% undivided interest in the Omega Pipeline.
Oil and Gas Exploration and Production.
We focus our oil and gas exploration and production activities in the western Gulf of Mexico off the Texas coast. Although we sold substantially all of our producing oil and gas properties in 2002, we continue our oil and gas exploration and production activities, which include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. We also own seismic and other data that may be used to evaluate and develop prospects. Following is a description of our oil and gas exploration and production assets and activities (leasehold interests we hold in properties are subject to royalty, overriding royalty and interests of others):
▪	Galveston Area Block 321 — Galveston Area Block 321 is located approximately 32 miles southeast of Galveston in an average water depth of approximately 66 feet. The lease is operated by Maritech Resources. We own a 0.5% overriding royalty interest in the well. The block contains one active well, the A-4 Well, which began production in March 2009. The well is currently commingled in the 5,400’ and 5,300’ sands. Once this commingled completion depletes, there are two upper zones up the hole with booked reserves.

▪	High Island Block 115 — High Island Block 115 is located approximately 30 miles southeast of Bolivar Peninsula in an average water depth of approximately 38 feet. The lease is operated by Republic Petroleum. We own a 2.5% working interest in a single production zone in the well. The block contains one active well, the B-1 ST2 Well. The well has been shut-in since August 2009 due to production handling problems on our downstream production handling platform, High Island Block 71. We are exploring options with the lease operator to resolve the production handling issues.

▪	High Island Block 37 — High Island Block 37 is located approximately 15 miles south of Sabine Pass, in an average water depth of approximately 36 feet. The lease is operated by Hilcorp Energy Company. We own an approximate 2.8% working interest in this lease that covers 5,760 acres. The block contains one active well, the A-2 Well, and one inactive well, the B-1 Well. Production from the A-2 Well was restarted in February 2009, after being shut-in as a result of Hurricane Ike. The B-1 Well is currently shut-in following an unsuccessful workover in September 2009.
We are continuing our efforts to increase the utilization of our pipeline assets and/or acquire additional assets that will improve our competitive position and be accretive to earnings. Unless we are able to replace production revenue with revenue from interests in other oil and gas properties, increase the level of utilization of our pipelines

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
or acquire other revenue generating assets at an acceptable cost, our revenues and cash flow from operations will decrease and our financial condition will be materially adversely affected.
Results of Operations
For the three months ended March 31, 2010 (the “current quarter”), we reported a net loss of $525,754 compared to a net loss of $1,000,009 for the three months ended March 31, 2009 (the “previous quarter”).
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $85,672, or 17%, in the current quarter to $429,087 primarily due to decreases in volumes transported. Revenues in the current quarter from the BDPS decreased to approximately $356,000 compared to approximately $424,000 in the previous quarter. Daily gas volumes transported on the BDPS averaged 13 MMcf of gas per day in the current quarter compared to 19 MMcf of gas per day in the previous quarter. Revenues on the GA 350 Pipeline declined to approximately $73,000 compared to approximately $91,000 in the previous quarter due to a decrease in average daily gas volumes transported of 15 MMcf of gas per day in the current quarter from 22 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $2,924 in the current quarter primarily due to the decline in production at our producing properties.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter decreased by $179,272 to $286,988 primarily due to decreases in storage tank repairs, pipeline leak repairs, crane repairs, insurance expense and other repairs attributable to Hurricane Ike. The decreases were partially offset by an increase in expense for chemicals.
Lease Operating Expenses. Lease operating expenses decreased in the current quarter by $26,843 to $21,188 due to decreased production at our producing properties.
General and Administrative Expenses and Stock Based Compensation. These expenses decreased by $145,296 to $519,542 in the current quarter primarily due decreases in officer salaries, consulting fees, contract labor and employee insurance. These decreases were partially offset by increases in audit expense and franchise taxes.
Liquidity and Capital Resources
Sources and Uses of Cash. Our primary source of cash is cash flow from operations. During the three months ended March 31, 2010, we had negative cash flow from operations of approximately $0.3 million, excluding working capital changes, mainly due to low utilization of our pipeline systems and decreased production at our producing properties. Our available cash resources decreased from $1.1 million at December 31, 2009, to $0.8 million at March 31, 2010.
We do not enter into any hedges or any type of derivatives to offset changes in commodity prices. We also do not have any outstanding debt or a credit facility with a bank or institution that may restrict us from issuing debt or common stock.
In the past three years, our cash flows from operations were not adequate to fund our working capital requirements and we have used a portion of our cash reserves to fund working capital requirements that were not funded from operations.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

	For the Three Months Ended March 31,
	(in millions)
	2010	2009
Cash flow from operations
Loss from operations	$(0.3)	$(0.6)
Change in current assets and liabilities	0.2	0.3

Total cash flow from operations	(0.1)	(0.3)

Cash outflows
Payments on note payable	(0.1)	—

Total cash outflows	(0.1)	—

Total change in cash flows	$(0.2)	$(0.3)

Going Concern. Our condensed consolidated financial statements, which have been prepared in accordance with GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. We incurred a net loss of $525,754 for the quarter ended March 31, 2010, and a net loss of $4,136,892 for the year ended December 31, 2009. At March 31, 2010, we had an accumulated deficit of $30,633, 405, and at December 31, 2009, we had an accumulated deficit of $30,107,651. We anticipate that we will continue to incur substantial operating losses unless and until we are able to achieve or sustain profitability. Our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Existing and anticipated working capital needs, lower than anticipated revenues, increased expenses or the inability to collect on an outstanding loan receivable could all affect our ability to continue as a going concern.
The continuation of our business is dependent upon obtaining additional financing. We intend to raise additional working capital through private placements, public offerings, bank financings and/or advances from related parties or shareholder loans, as well as to continue evaluating potential merger and/or acquisition opportunities.
The issuance of additional equity securities could result in a significant dilution in the equity interests of current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase liabilities and future cash commitments. There are no assurances that we will be able to raise additional capital through private placements, public offerings and/or bank financings necessary to support our working capital requirements. We do not currently have any agreements in place to raise any additional capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of March 31, 2010, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
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

ITEM 1A. RISK FACTORS
With the exception of risk factors set forth below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.
Recent Events in the Gulf of Mexico May Increase Risks, Costs and Delays in Our Offshore Operations. The recent explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico, as well as the resulting oil spill, may lead to increased governmental regulation of our and our industry’s operations in a number of areas, including health and safety, environmental and licensing, any of which could result in increased costs or delays in current and future drilling operations along our pipelines. We cannot predict with any certainty whether such regulation will be enacted or what form such regulation could take. Furthermore, this event may lead to increased difficulties obtaining insurance coverage on economically manageable terms. Additional governmental regulation or tightening of the insurance markets could increase our costs, cause delays or have a material impact on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. RESERVED
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits:
          The following exhibits are filed herewith:

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Dolphin Energy Company.

3.2(2)	Amended and Restated Bylaws of Blue Dolphin Energy Company.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under Securities and Exchange Act of 1934, dated June 2, 2009 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 26, 2007 (Commission File No. 000-15905).
Remainder of Page Intentionally Left Blank

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY
May 17, 2010	/s/ IVAR SIEM
Ivar Siem
Chairman and Chief Executive Officer

/s/ T. SCOTT HOWARD
T. Scott Howard
Principal Financial and Accounting Officer