Form 10-Q
period 2010-06-30
BLUE DOLPHIN ENERGY CO
filed 2010-08-16
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 16, 2010, there were 2,057,882 shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), issued and outstanding (on a post-split adjusted basis).

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$495,936	$1,016,483
Accounts receivable, net of allowance for doubtful accounts	490,968	428,124
Prepaid expenses and other current assets	202,174	359,850
Loan receivable, net of allowance for loan receivable	—	—

Total current assets	1,189,078	1,804,457

Property and equipment, at cost:
Oil and gas properties (full-cost method)	1,086,733	1,086,733
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	302,813	302,813

	8,828,909	8,828,909
Less: Accumulated depletion, depreciation and amortization	5,258,102	5,011,401

Total property and equipment, net	3,570,807	3,817,508

Loan receivable, net of allowance for loan receivable

Other assets	9,463	9,463

Total assets	$4,769,348	$5,631,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$404,514	$372,275
Note payable — insurance	31,545	173,479
Asset retirement obligations, current portion	237,998	—
Accrued expenses and other current liabilities	25,563	8,136
Other long-term liabilities	—	25,996

Total current liabilities	699,620	579,886

Long-term liabilities:
Asset retirement obligations, net of current portion	2,082,135	2,262,018

Total long-term liabilities	2,082,135	2,262,018

Total liabilities	2,781,755	2,841,904

Commitments and contingencies

Stockholders’ equity:
Common stock ($.01 par value, 100,000,000 shares authorized, 1,715,025 and 1,696,710 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	17,150	16,967
Additional paid-in capital	32,973,785	32,880,208
Accumulated deficit	(31,003,342)	(30,107,651)

Total stockholder’s equity	1,987,593	2,789,524

Total liabilities and stockholders’ equity	$4,769,348	$5,631,428

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue from operations:
Pipeline operations	$462,392	$548,636	$891,479	$1,063,395
Oil and gas sales	21,199	44,075	40,221	66,021

Total revenue from operations	483,591	592,711	931,700	1,129,416

Cost of operations:
Pipeline operating expenses	325,323	491,461	612,311	957,721
Lease operating expenses	7,824	674	29,012	48,705
Depletion, depreciation and amortizaton	128,855	134,227	246,701	263,140
Impairment of oil and gas properties	—	—	—	203,110
General and administrative	359,027	650,754	838,249	1,252,948
Stock-based compensation	13,440	40,320	53,760	102,964
Accretion expense	29,057	27,919	58,115	55,837

Total cost of operations	863,526	1,345,355	1,838,148	2,884,425

Loss from operations	(379,935)	(752,644)	(906,448)	(1,755,009)

Other income (expense):
Interest and other income	9,998	2,395	10,757	4,751

Loss before income taxes	(369,937)	(750,249)	(895,691)	(1,750,258)

Income taxes	—	—	—	—

Net loss	$(369,937)	$(750,249)	$(895,691)	$(1,750,258)

Loss per common share
Basic	$(0.22)	$(0.45)	$(0.53)	$(1.04)

Diluted	$(0.22)	$(0.45)	$(0.53)	$(1.04)

Weighted average number of common shares outstanding
Basic	1,709,591	1,680,788	1,704,967	1,677,390

Diluted	1,709,591	1,680,788	1,704,967	1,677,390

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Net loss	$(895,691)	$(1,750,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	246,701	263,140
Accretion of asset retirement obligations	58,115	55,837
Common stock issued for services	40,000	40,000
Compensation from issuance of stock options	53,760	102,964
Impairment of oil and gas properties	—	203,110
Changes in operating assets and liabilities:
Accounts receivable	(62,844)	6,610
Prepaid expenses and other assets	157,676	(18,647)
Abandonment costs incurred	—	(32,037)
Accounts payable, accrued expenses, and other current liabilities	23,670	27,799

Net cash used in operating activities	(378,613)	(1,101,482)

Investing Activities:
Purchases of property and equipment	—	(12,500)
Exploration and development costs	—	(3,143)

Net cash used in investing activities	—	(15,643)

Financing Activities:
Payments on insurance finance note	(141,934)	—

Net cash used in financing activities	(141,934)	—

Net decrease in cash and cash equivalents	(520,547)	(1,117,125)

Cash and Cash Equivalents at Beginning of Period	1,016,483	3,864,876

Cash and Cash Equivalents at End of Period	$495,936	$2,747,751

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
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
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K and Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2010.
2. Summary of Significant Accounting Policies
Accounting Estimates. We have made a number of estimates and assumptions related to the reporting of consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. This includes the estimated useful life of pipeline assets, valuation of stock-based payments and reserve information, which affects the depletion calculation as well as the full-cost ceiling limitation. While we believe current estimates are reasonable and appropriate, actual results could differ from those estimated.
Going Concern. Our condensed consolidated financial statements, which have been prepared in accordance with GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. We incurred a net loss of $369,937 for the quarter ended June 30, 2010, and a net loss of $895,691 for the six months ended June 30, 2010. At June 30, 2010, we had an accumulated deficit of $31,003,342, and at December 31, 2009, we had an accumulated deficit of $30,107,651. We anticipate that we will continue to incur substantial operating losses unless and until we are able to achieve or sustain profitability or are otherwise able to secure external financing. Our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Existing and anticipated working capital needs, lower than anticipated revenues, increased expenses or the inability to collect on an outstanding loan receivable could all affect our ability to continue as a going concern.
We will seek to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans, as well as to continue evaluating potential merger and/or acquisition opportunities.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
Full-Cost Method of Accounting. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Under this method of accounting, we did not recognize any impairment to our oil and gas properties for the three and six months ended June 30, 2010.
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
Employee stock options outstanding at June 30, 2010 and 2009 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic and Diluted	2010	2009	2010	2009

Net loss	$(369,937)	$(750,249)	$(895,691)	$(1,750,258)

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock (See note 3)	1,709,591	1,680,788	1,704,967	1,677,390

Per share amount	$(0.22)	$(0.45)	$(0.53)	$(1.04)

Subsequent Events. We have evaluated all subsequent events through the issuance date of our condensed consolidated financial statements as of and for the six month period ended June 30, 2010, and during this subsequent period no material subsequent events occurred that would require recognition or disclosure in these condensed consolidated financial statements, other than those disclosed elsewhere in the report.
Recent Accounting Developments
Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We adopted the new guidance effective January 1, 2010. The implementation of this standard did not have a material impact on our condensed consolidated financial position and results of operations.
3. Reverse Stock Split
On March 16, 2010, our Board of Directors (the “Board”) approved and authorized, subject to stockholder approval, implementation of a reverse stock split of our Common Stock at a ratio within a range from 1 for 5 (1:5) to 1 for 10 (1:10), at the discretion of the Board, at any time prior to September 1, 2010. The reverse stock split was approved by the stockholders on June 9, 2010. The Board set the reverse stock split ratio at 1 for 7 (1:7) on June 30, 2010. The effective date for the reverse stock split was July 16, 2010. No fractional shares were issued in connection with the reverse stock split. Each holder of Common Stock who would otherwise be entitled to receive a fractional share

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
of Common Stock was, in lieu of such fractional share, paid in cash at fair market value. We paid approximately $2,604 for payment of fractional shares.
In addition, the Board elected not to alter the number of authorized shares or change the par value of the Common Stock, such number of authorized shares remaining at 100,000,000 shares and such par value remaining a $0.01 per share. Earnings per share, common stock outstanding and weighted average common stock outstanding as referred to in these condensed consolidated financial statements have been restated, where applicable, to give retroactive effect of the reverse stock split.
4. Business Segment Information
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
Following is a reconciliation of our EBIT (by segment) for the three months ended June 30, 2010 and 2009, and at June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$462,392	$21,199	$—	$483,591
Operation cost(2)	608,675	19,898	106,098	734,671
Depletion, depreciation and amortization	105,043	22,471	1,341	128,855

EBIT	$(251,326)	$(21,170)	$(107,439)	$(379,935)

Capital expenditures	$—	$—	$—	$—

Identifiable assets(3)	$4,341,157	$216,829	$211,362	$4,769,348

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $0.5 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010

	Three Months Ended June 30, 2009
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$548,636	$44,075	$—	$592,711
Operation cost(2)	1,066,500	45,938	98,690	1,211,128
Depletion, depreciation and amortization	105,043	27,246	1,938	134,227

EBIT	$(622,907)	$(29,109)	$(100,628)	$(752,644)

Capital expenditures	$—	$83	$—	$83

Identifiable assets(3)	$4,994,459	$336,966	$2,604,388	$7,935,813

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $2.7 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
Following is a reconciliation of our EBIT (by segment) for the six months ended June 30, 2010 and 2009, and at June 30, 2010 and 2009:

	Six Months Ended June 30, 2010
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$891,479	$40,221	$—	$931,700
Operation cost(2)	1,323,395	59,047	209,005	1,591,447
Depletion, depreciation and amortization	210,085	33,847	2,769	246,701

EBIT	$(642,001)	$(52,673)	$(211,774)	$(906,448)

Capital expenditures	$—	$—	$—	$—

Identifiable assets(3)	$4,341,157	$216,829	$211,362	$4,769,348

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $0.5 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010

	Six Months Ended June 30, 2009
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$1,063,395	$66,021	$—	$1,129,416
Operation cost(2)	2,098,849	117,710	201,616	2,418,175
Depletion, depreciation and amortization	210,085	252,289	3,876	466,250

EBIT	$(1,245,539)	$(303,978)	$(205,492)	$(1,755,009)

Capital expenditures	$12,500	$3,143	$—	$15,643

Identifiable assets(3)	$4,994,459	$336,966	$2,604,388	$7,935,813

(1)	Includes unallocated G&A costs associated with corporate maintenance costs and legal expenses. It also includes as identifiable assets corporate available cash of $2.7 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
5. Asset Retirement Obligations
We recorded the following activity related to our asset retirement obligations liability for the three months ended June 30, 2010:

Asset retirement obligations as of December 31, 2009	$2,262,018
Liabilities settled	—
Accretion expense	58,115

Asset retirement obligations as of June 30, 2010	2,320,133
Less: current portion of asset retirement obligations	237,998

Asset retirement obligations long-term balance as of June 30, 2010	$2,082,135

6. Stock-Based Compensation
Effective April 14, 2000, after approval by our stockholders, we adopted the 2000 Stock Incentive Plan, which was subsequently amended by stockholders in 2007 (the “2000 Plan”). Under the 2000 Plan, we are able to make awards of stock-based compensation. The total number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards under the 2000 Plan is 1,200,000 shares. As of June 30, 2010, we had 1,077,292 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan. The 2000 Plan is administered by the Compensation Committee of the Board.
Pursuant to FASB guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the six months ended June 30, 2010, and the year ended December 31, 2009.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
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
At June 30, 2010, there were a total of 58,961 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2009	60,645	$17.69
Options granted	—	$—
Options exercised	—	$—
Options expired or cancelled	(1,684)	$42.00

Options outstanding at June 30, 2010	58,961	$16.99	5.1	$—

Options exercisable at June 30, 2010	58,961	$16.99	5.1	$—

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
The following table summarizes additional information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$2.45 to $5.60	10,118	2.8	$3.06	10,118	$3.06
$10.85 to $13.30	3,346	1.6	$11.95	3,346	$11.95
$19.67 to $20.93	45,497	5.8	$20.46	45,497	$20.46

	58,961			58,961

The following summarizes the net change in non-vested stock options for the periods shown:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2009	9,714	$16.46
Granted	—	$—
Canceled or expired	—	$—
Vested	(9,714)	$16.46

Non-vested at June 30, 2010	—	$—

For the three and six months ended June 30, 2010, we recognized $13,440 and $53,760, respectively, of compensation expense for vested stock options. As of June 30, 2010, there was $0 of unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan.
For the three and six months ended June 30, 2010, we recognized $20,000 and $40,000, respectively, of expense for stock issued to the Board of Directors at fair value.
7. Loan Receivable
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
We started the process to foreclose on the assets serving as collateral for the Loan during the current quarter. The assets owned by LEN and LLRII went up for auction in Louisiana in July 2010. There were no bidders on the property owned by LLRII. We bid the minimum amount of $134,000, as a credit bid against the Loan, for the

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
property owned by LEN. As there were no third-party bidders on the property owned by LEN, we now own the property with a fair value of $201,000, which consists primarily of a salt water disposal well that is currently inactive.
8. Contingencies
From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
9. Blue Sky Langsa Purchase
In June 2010, we signed a commitment letter with Blue Sky Langsa, Ltd. (“Blue Sky”) to acquire a 70% working interest in a Technical Assistance Contract for the Langsa area, Offshore Indonesia (the “TAC Langsa”). Subsequent to June 30, 2010 quarter end, the parties amended the terms of the commitment letter in order to carry out the transaction in two phases. Under the first phase, we would acquire a 7% working interest in the TAC Langsa in exchange for 342,857 shares of Blue Dolphin’s common stock on a post-split adjusted basis. On July 21, 2010, both parties signed the definitive sale and purchase agreement to acquire a 7% working interest. On July 26, 2010, Blue Dolphin issued 342,857 shares of Common Stock to Blue Sky as consideration. Under the second phase, which is subject to shareholder approval, Blue Dolphin, at its option, may acquire the remaining 63% working interest in the TAC Langsa for 3,085,714 shares of Common Stock on a post-split adjusted basis.
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements
Forward Looking Statements. Certain of the statements included in this quarterly report on Form 10-Q, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Blue Dolphin (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) cautions readers that these statements are not guarantees of future performance or results and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:
•	ability to continue as a going concern;

•	collectability of a $2.0 million loan receivable;

•	ability to regain compliance under the stockholders’ equity requirement for continued listing on the National Association of Securities Dealers Automated Quotations (“NASDAQ”);

•	ability to complete a combination with one or more target businesses;

•	ability to improve pipeline utilization levels;

•	ability to secure additional working capital to fund operations;

•	performance of third party operators for properties where we have an interest;

•	production from oil and gas properties that we have interests in;

•	volatility of oil and gas prices;

•	uncertainties in the estimation of proved reserves, in the projection of future rates of production, the timing of development expenditures and the amount and timing of property abandonment;

•	costly changes in environmental and other government regulations for which Blue Dolphin is subject; and

•	adverse changes in the global financial markets.
Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed in Item 1A “Risk Factors” of Blue Dolphin’s annual report on Form 10-K and Amendment No. 1 on Form 10-K/A for the period ended December 31, 2009, as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
•	Blue Dolphin Pipeline System (“BDPS”) — The BDPS includes: the Blue Dolphin Pipeline, an offshore platform, the Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of crude oil and condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the pipeline system’s onshore facilities, pipeline easements and rights-of-way are located. We own an 83% undivided interest in the BDPS. The BDPS has an aggregate capacity of approximately 160 MMcf of gas and 7,000 Bbls of crude oil and condensate per day. The BDPS is currently transporting an aggregate of approximately 15 MMcf of gas per day from 7 shippers, which represents 9% of throughput capacity.
•	Galveston Area Block 350 Pipeline (“GA 350 Pipeline”) — The GA 350 Pipeline is an 8-inch, 13 mile offshore pipeline extending from Galveston Area Block 350 to an interconnect with a transmission pipeline in Galveston Area Block 391 located approximately 14 miles south of the Blue Dolphin Pipeline. We own an 83% undivided interest in the GA 350 Pipeline. Current system capacity is 65 MMcf of gas per day. The GA 350 Pipeline is currently transporting an aggregate of approximately 19 MMcf of gas per day from 5 shippers, which represents 29% of throughput capacity.
•	Omega Pipeline — The Omega Pipeline originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342, where it was previously connected to the High Island Offshore System. The pipeline is currently inactive. Reactivation is dependent upon successful drilling activity in the pipeline’s vicinity and contracting with those producer/shippers to transport their discovery through the system. We own an 83% undivided interest in the Omega Pipeline.
Oil and Gas Exploration and Production.
We focus our oil and gas exploration and production activities in the western Gulf of Mexico off the Texas coast. Although we sold substantially all of our producing oil and gas properties in 2002, we continue our oil and gas exploration and production activities, which include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. We also own seismic and other data that may be used to evaluate and develop prospects. Following is a description of our oil and gas exploration and production assets and activities (leasehold interests we hold in properties are subject to royalty, overriding royalty and interests of others):
•	Galveston Area Block 321 — Galveston Area Block 321 is located approximately 32 miles southeast of Galveston in an average water depth of approximately 66 feet. The lease is operated by Maritech Resources. We own a 0.5% overriding royalty interest in the well. The block contains one active well, the A-4 Well, which began production in March 2009. The well is currently commingled in the 5,400’ and 5,300’ sands. Once this commingled completion depletes, there are two upper zones with booked reserves.
•	High Island Block 115 — High Island Block 115 is located approximately 30 miles southeast of Bolivar Peninsula in an average water depth of approximately 38 feet. The lease is operated by Rooster Oil & Gas, LLC. We own a 2.5% working interest in a single production zone in the well. The block contains one active well, the B-1 ST2 Well. The well had been shut-in since August 2009 due to production handling problems on our downstream production handling platform, High Island Block 71. Production resumed in late July 2010.
•	High Island Block 37 — High Island Block 37 is located approximately 15 miles south of Sabine Pass, in an average water depth of approximately 36 feet. The lease is operated by Hilcorp Energy Company. We own an approximate 2.8% working interest in this lease that covers 5,760 acres. The block contains one active well, the A-2 Well, and one inactive well, the B-1 Well. Following a shut-in as a result of Hurricane Ike in September 2008, production from the A-2 Well resumed in February 2009. The B-1 Well is currently shut-in following an unsuccessful workover in September 2009.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Results of Operations
For the three months ended June 30, 2010 (the “current quarter”), we reported a net loss of $369,937 compared to a net loss of $750,249 for the three months ended June 30, 2009 (the “previous quarter”). For the six months ended June 30, 2010 (the “current period”), we reported a net loss of $895,691 compared to a net loss of $1,750,258 for the three months ended June 30, 2009 (the “previous period”).
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $86,244, or 16%, in the current quarter to $462,392 primarily due to decreases in volumes transported on the BDPS. Revenues in the current quarter from the BDPS decreased to approximately $368,000 compared to approximately $464,000 in the previous quarter. Daily gas volumes transported on the BDPS averaged 16 MMcf of gas per day in the current quarter compared to 18 MMcf of gas per day in the previous quarter. Revenues on the GA 350 Pipeline increased to approximately $94,000 in the current quarter compared to approximately $85,000 in the previous quarter on similar daily gas volumes transported.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $22,876, or 52%, to $21,199 in the current quarter primarily due to the decline in production on our producing properties.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter decreased by $166,138, or 34%, to $325,323 primarily due to a decrease in other operating expenses. Such expenses mainly included repairs from Hurricane Ike, insurance expense, upkeep of the plant site and salt water transportation expenses. The decreases were partially offset by an increase in consulting expenses.
Lease Operating Expenses. Lease operating expenses increased in the current quarter by $7,150 to $7,824 due to corrections to lease operating expenses in the previous quarter.
General and Administrative Expenses and Stock Based Compensation. These expenses decreased by $318,607, or 46%, to $372,467 in the current quarter primarily due decreases in officer salaries, consulting fees, office expenses and dues and subscriptions. These decreases were partially offset by increases in shareholder reporting expenses and stock maintenance fees.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $171,916, or 16%, in the current period to $891,479 primarily due to decreases in volumes transported. Revenues in the current period from the BDPS decreased to approximately $724,000 compared to approximately $888,000 in the previous period. Daily gas volumes transported on the BDPS averaged 15 MMcf of gas per day in the current period compared to 18 MMcf of gas per day in the previous period. Revenues on the GA 350 Pipeline declined to approximately $167,000 compared to approximately $176,000 in the previous period due to a decrease in average daily gas volumes transported of 20 MMcf of gas per day in the current period from 21 MMcf of gas per day in the previous period.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales decreased by $25,800, or 39%, to $40,221 in the current period primarily due to the decline in production at our producing properties.
Pipeline Operating Expenses. Pipeline operating expenses in the current period decreased by $345,410, or 36%, to $612,311 primarily due to a decrease in other repairs and operating expenses, which mostly included repairs from Hurricane Ike, insurance expense, storage tank repairs, upkeep of the plant site, legal expenses and salt water transportation expenses. The decreases were partially offset by increases in consulting fees and expense for chemicals.
Lease Operating Expenses. Lease operating expenses decreased in the current period by $19,693 to $29,012 due to decreased production at our producing properties.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
General and Administrative Expenses and Stock Based Compensation. These expenses decreased by $463,903, or 34%, to $892,009 in the current period primarily due decreases in officer salaries, consulting fees, office expenses and dues and subscriptions. The decreases were partially offset by increases in audit expense, shareholder reporting expenses and stock maintenance fees.
Liquidity and Capital Resources
Sources and Uses of Cash. Our primary source of cash is cash flow from operations. During the six months ended June 30, 2010, we had negative cash flow of approximately $521,000, mainly due to low utilization of our pipeline systems and decreased production at our producing properties. Our available cash resources decreased from $1,016,483 at December 31, 2009, to $495,936 at June 30, 2010.
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

	For the Six Months Ended June 30,
	2010	2009

Cash flow from operations
Loss from operations	$(895,691)	$(1,750,258)
Change in current assets and liabilities	517,078	648,776

Total cash flow from operations	(378,613)	(1,101,482)

Cash outflows
Payments on note payable	(141,934)	—
Capital expenditures	—	(15,643)

Total cash outflows	(141,934)	(15,643)

Total change in cash flows	$(520,547)	$(1,117,125)

Going Concern. Our condensed consolidated financial statements, which have been prepared in accordance with GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. We incurred a net loss of $369,937 for the quarter ended June 30, 2010, and a net loss of $895,691 for the six months ended June 30, 2010. At June 30, 2010, we had an accumulated deficit of $31,003,342, and at December 31, 2009, we had an accumulated deficit of $30,107,651. We anticipate that we will continue to incur substantial operating losses unless and until we are able to achieve or sustain profitability. Our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Existing and anticipated working capital needs, lower than anticipated revenues, increased expenses or the inability to collect on an outstanding loan receivable could all affect our ability to continue as a going concern.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Not Applicable.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of June 30, 2010, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
With the exception of risk factors set forth below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K and Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2009.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
expense coverage, which covers the control of drilled or producing wells as well as re-drilling expenses and pollution coverage for wells out of control.
We may not be able to maintain adequate insurance in the future at rates we consider reasonable or losses may exceed the maximum coverage amounts under our insurance policies. We do not maintain property insurance coverage on our pipelines or other related facilities. If a significant event that is not fully insured or indemnified against occurs, it could materially and adversely affect our financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. RESERVED
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a)	Exhibits:

The following exhibits are filed herewith:
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Dolphin Energy Company.

3.2(2)	Amended and Restated Bylaws of Blue Dolphin Energy Company.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under Securities and Exchange Act of 1934, dated July 16, 2010 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated December 26, 2007 (Commission File No. 000-15905).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY
August 16, 2010	/s/ IVAR SIEM
Ivar Siem
Chairman, Chief Executive Officer, President, Assistant Treasurer and Secretary

/s/ T. SCOTT HOWARD
T. Scott Howard
Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)