Form 10-Q
period 2010-09-30
BLUE DOLPHIN ENERGY CO
filed 2010-11-15
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 15, 2010, there were 2,070,462 shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), issued and outstanding.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$366,403	$1,016,483
Accounts receivable, net of allowance for doubtful accounts	490,481	428,124
Prepaid expenses and other current assets	188,155	359,850
Loan receivable, net of allowance for loan receivable	—	—

Total current assets	1,045,039	1,804,457

Property and equipment, at cost:
Oil and gas properties (full-cost method)	2,222,535	1,086,733
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	503,813	302,813

	10,165,711	8,828,909
Less: Accumulated depletion, depreciation and amortization	5,475,207	5,011,401

Total property and equipment, net	4,690,504	3,817,508

Loan receivable, net of allowance for loan receivable	—	—

Other assets	9,463	9,463

Total assets	$5,745,006	$5,631,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$379,306	$372,275
Note payable — insurance	—	173,479
Asset retirement obligations, current portion	199,000	—
Accrued expenses and other current liabilities	38,406	8,136
Other long-term liabilities	—	25,996

Total current liabilities	616,712	579,886

Long-term liabilities:
Asset retirement obligations, net of current portion	2,504,069	2,262,018

Total long-term liabilities	2,504,069	2,262,018

Total liabilities	3,120,781	2,841,904

Commitments and contingencies

Stockholders’ equity:
Common stock ($.01 par value, 100,000,000 shares authorized, 2,070,462 and 1,696,710 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	20,705	16,967
Additional paid-in capital	33,675,944	32,880,208
Accumulated deficit	(31,072,424)	(30,107,651)

Total stockholders’ equity	2,624,225	2,789,524

Total liabilities and stockholders’ equity	$5,745,006	$5,631,428

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue from operations:
Pipeline operations	$502,369	$442,249	$1,393,848	$1,505,644
Oil and gas sales	237,940	42,269	278,161	108,290

Total revenue from operations	740,309	484,518	1,672,009	1,613,934

Cost of operations:
Pipeline operating expenses	243,531	309,695	855,842	1,267,416
Lease operating expenses	221,019	29,731	250,031	78,436
Depletion, depreciation and amortizaton	217,105	133,362	463,806	396,502
Impairment of oil and gas properties	—	—	—	203,110
Recovery of allowance for doubtful loan receivable	(201,000)	—	(201,000)	—
General and administrative	306,288	372,159	1,144,537	1,625,107
Stock-based compensation	—	62,562	53,760	165,526
Accretion expense	30,563	27,586	88,678	83,423

Total cost of operations	817,506	935,095	2,655,654	3,819,520

Loss from operations	(77,197)	(450,577)	(983,645)	(2,205,586)

Other income:
Interest and other income	8,115	129,191	18,872	133,942

Loss before income taxes	(69,082)	(321,386)	(964,773)	(2,071,644)

Income taxes	—	—	—	—

Net loss	$(69,082)	$(321,386)	$(964,773)	$(2,071,644)

Loss per common share
Basic	$(0.04)	$(0.19)	$(0.54)	$(1.23)

Diluted	$(0.04)	$(0.19)	$(0.54)	$(1.23)

Weighted average number of common shares
outstanding
Basic	1,967,278	1,686,590	1,793,365	1,680,490

Diluted	1,967,278	1,686,590	1,793,365	1,680,490

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities:
Net loss	$(964,773)	$(2,071,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	463,806	396,502
Recovery of previous allowance for doubtful loan receivable	(201,000)	—
Accretion of asset retirement obligations	88,678	83,423
Common stock issued for services	60,000	60,000
Compensation from issuance of stock options	53,760	164,526
Impairment of oil and gas properties	—	203,110
Changes in operating assets and liabilities:
Accounts receivable	(62,357)	(19,446)
Loan receivable	—	(2,000,000)
Prepaid expenses and other assets	171,695	372,625
Abandonment costs incurred	(38,996)	(32,037)
Accounts payable, accrued expenses, and other current liabilities	11,305	230,594

Net cash used in operating activities	(417,882)	(2,612,347)

Investing Activities:
Purchases of property and equipment	(58,719)	(12,500)
Exploration and development costs	—	(3,143)

Net cash used in investing activities	(58,719)	(15,643)

Financing Activities:
Payments on insurance finance note	(173,479)	(71,965)

Net cash used in financing activities	(173,479)	(71,965)

Net decrease in cash and cash equivalents	(650,080)	(2,699,955)

Cash and Cash Equivalents at Beginning of Period	1,016,483	3,864,876

Cash and Cash Equivalents at End of Period	$366,403	$1,164,921

Supplemental Information:
Non-cash investing and financing activities
Purchase of property and equipment with company stock	$685,714	$—

Property and equipment acquired as partial settlement of loan receivable	$201,000	$—

Increase in asset retirement obligation and property and equipment	$391,369	$—

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
1. Organization and Operation of the Company
Organization
Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) was incorporated in Delaware in January 1986 to engage in oil and gas exploration, production and acquisition activities and oil and gas transportation and marketing. We were formed pursuant to a reorganization that was effective as of June 9, 1986. We conduct upstream activities in the Western Gulf of Mexico off the Texas coast and the Sumatra basin in offshore Indonesia.
The unaudited condensed consolidated financial statements of Blue Dolphin and its wholly-owned subsidiaries included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments necessary to present fair condensed consolidated statements of operations, financial position and cash flows. We believe that the disclosures are adequate and the information presented is not misleading. This report has been prepared in accordance with Form 10-Q instructions and therefore, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations.
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K and Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2010.
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
Going Concern. Our condensed consolidated financial statements, which have been prepared in accordance with GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. We incurred a net loss of $69,082 for the quarter ended September 30, 2010, and a net loss of $964,773 for the nine months ended September 30, 2010. At September 30, 2010, we had an accumulated deficit of $31,072,424, and at December 31, 2009, we had an accumulated deficit of $30,107,651. We anticipate that we will continue to incur substantial operating losses unless and until we are able to achieve or sustain profitability. Unless we are otherwise able to secure external financing, our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Existing and anticipated working capital needs, lower than anticipated revenues, increased expenses and the inability to collect on an outstanding loan receivable could all affect our ability to continue as a going concern.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
Full-Cost Method of Accounting. We follow the full-cost method of accounting for oil and gas properties, wherein costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Under this method of accounting, we did not recognize any impairment to our oil and gas properties for the three and nine months ended September 30, 2010.
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
Employee stock options outstanding at September 30, 2010 and 2009 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic and Diluted

Net loss	$(69,082)	$(321,386)	$(964,773)	$(2,071,644)

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock (See Note 3)	1,967,278	1,686,590	1,793,365	1,680,490

Per share amount	$(0.04)	$(0.19)	$(0.54)	$(1.23)

Subsequent Events. We have evaluated all subsequent events through the issuance date of our condensed consolidated financial statements as of and for the nine month period ended September 30, 2010, and during this subsequent period no material subsequent events occurred that would require recognition or disclosure in these condensed consolidated financial statements, other than those disclosed elsewhere in the report.
Recent Accounting Developments
Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We adopted the new guidance effective January 1, 2010. The implementation of this standard did not have a material impact on our condensed consolidated financial position and results of operations.
3. Reverse Stock Split
On March 16, 2010, our Board of Directors (the “Board”) approved and authorized, subject to stockholder approval, implementation of a reverse stock split of our common stock at a ratio within a range from 1 for 5 (1:5) to 1 for 10 (1:10), at the discretion of the Board, at any time prior to September 1, 2010. The reverse stock split was approved by the stockholders on June 9, 2010. The Board set the reverse stock split ratio at 1 for 7 (1:7) on June 30, 2010. The effective date for the reverse stock split was July 16, 2010. No fractional shares were issued in connection with

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
the reverse stock split. Each holder of common stock who would otherwise be entitled to receive a fractional share of common stock was, in lieu of such fractional share, paid in cash at fair market value. We paid approximately $2,604 for the repurchase of fractional shares.
In addition, the Board elected not to alter the number of authorized shares or change the par value of the common stock, such number of authorized shares remaining at 100,000,000 shares and such par value remaining a $0.01 per share. EPS, common stock outstanding and weighted average common stock outstanding as referred to in these condensed consolidated financial statements have been restated, where applicable, to give retroactive effect of the reverse stock split.
4. Business Segment Information
Our operations are conducted in two principal business segments: (i) pipeline transportation services and (ii) oil and gas exploration and production. Our segments are managed jointly primarily due to the size of our employee base and the scope of our operations. Management uses earnings before interest expense and income taxes (“EBIT”), a non-GAAP financial measure, to assess the operating results and effectiveness of our business segments, which consist of our consolidated businesses and investments. We believe EBIT is useful to our investors because it allows them to evaluate our operating performance using the same performance measure analyzed internally by management. We define EBIT as net income (loss) adjusted for: (i) items that do not impact our income or loss from continuing operations, such as the impact of accounting changes, (ii) income taxes and (iii) interest expense (or income). We exclude interest expense (or income) and other expenses or income not pertaining to the operations of our segments from this measure so that investors may evaluate our current operating results without regard to our financing methods or capital structure. We understand that EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating cash flows.
Following is a reconciliation of our EBIT (by segment) for the three months ended September 30, 2010 and 2009, and at September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$502,369	$237,940	$—	$740,309
Operation cost(2)	333,715	335,987	131,699	801,401
Depletion, depreciation and amortization	105,043	110,881	1,181	217,105

EBIT	$63,611	$(208,928)	$(132,880)	$(278,197)

Capital expenditures	$—	$1,135,802	$201,000	$1,336,802

Identifiable assets(3)	$4,123,478	$1,257,593	$363,935	$5,745,006

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of $0.4 million.

(2)	Allocable general and administrative costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010

	Three Months Ended September 30, 2009
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$442,249	$42,269	$—	$484,518
Operation cost(2)	651,504	63,487	86,742	801,733
Depletion, depreciation and amortization	105,043	26,381	1,938	133,362

EBIT	$(314,298)	$(47,599)	$(88,680)	$(450,577)

Capital expenditures	$—	$—	$—	$—

Identifiable assets(3)	$4,694,321	$273,739	$2,886,345	$7,854,405

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of $1.2 million.

(2)	Allocable general and administrative costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
Following is a reconciliation of our EBIT (by segment) for the nine months ended September 30, 2010 and 2009, and at September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$1,393,848	$278,161	$—	$1,672,009
Operation cost(2)	1,657,109	395,032	340,707	2,392,848
Depletion, depreciation and amortization	315,128	144,729	3,949	463,806

EBIT	$(578,389)	$(261,600)	$(344,656)	$(1,184,645)

Capital expenditures	$—	$1,135,802	$201,000	$1,336,802

Identifiable assets(3)	$4,123,478	$1,257,593	$363,935	$5,745,006

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of $0.4 million.

(2)	Allocable general and administrative costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010

	Nine Months Ended September 30, 2009
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$1,505,644	$108,290	$—	$1,613,934
Operation cost(2)	2,750,353	181,197	288,358	3,219,908
Depletion, depreciation and amortization	315,128	278,670	5,814	599,612

EBIT	$(1,559,837)	$(351,577)	$(294,172)	$(2,205,586)

Capital expenditures	$12,500	$—	$—	$12,500

Identifiable assets(3)	$4,694,321	$273,739	$2,886,345	$7,854,405

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of $1.2 million.

(2)	Allocable G&A costs are allocated based on revenues.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
5. Asset Retirement Obligations
We recorded the following activity related to our asset retirement obligations liability for the nine months ended September 30, 2010:

Asset retirement obligations as of December 31, 2009	$2,262,018
Liabilities incurred	391,369
Liabilities settled	(38,996)
Accretion expense	88,678

Asset retirement obligations as of September 30, 2010	2,703,069
Less: current portion of asset retirement obligations	199,000

Asset retirement obligations long-term balance as of September 30, 2010	$2,504,069

6. Stock-Based Compensation
We adopted the 2000 Stock Incentive Plan effective April 14, 2000, following approval by our stockholders. An amendment to the plan was approved by our stockholders in 2007. Under the plan, as amended (the “2000 Plan”), we are able to make awards of stock-based compensation. The total number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards under the 2000 Plan is 1,200,000 shares. As of September 30, 2010, we had 1,105,863 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan. The 2000 Plan is administered by the Compensation Committee of the Board.
Pursuant to FASB guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the nine months ended September 30, 2010, and the year ended December 31, 2009.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
Expected volatility used in the model is based on the historical volatility of our common stock and is weighted 50% for the historical volatility over a past period equal to the expected term and 50% for the historical volatility over the past two years prior to the grant date. This weighting method was chosen to account for the significant changes in our financial condition beginning approximately three years ago. These changes include changes in our working capital, changes in pipeline throughput and a reduction and ultimate elimination of our outstanding debt.
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
At September 30, 2010, there were a total of 30,390 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2009	60,645	$17.69

Options granted	—	$—

Options exercised	—	$—

Options expired or cancelled	(30,255)	$22.10

Options outstanding at September 30, 2010	30,390	$13.29	3.0	$—

Options exercisable at September 30, 2010	30,390	$13.29	3.0	$—

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
The following table summarizes additional information about stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining	Weighted		Average
	Number	Contractual Life	Average Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$2.45 to $5.60	10,118	2.6	$3.06	10,118	$3.06
$10.85 to $13.30	3,346	1.4	$11.95	3,346	$11.95
$19.67	16,926	3.7	$19.67	16,926	$19.67

	30,390			30,390

The following summarizes the net change in non-vested stock options for the periods shown:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at December 31, 2009	9,714	$16.46
Granted	—	$—
Canceled or expired	—	$—
Vested	(9,714)	$16.46

Non-vested at September 30, 2010	—	$—

For the three and nine months ended September 30, 2010, we recognized $0 and $53,760, respectively, of compensation expense for vested stock options. For the three and nine months ended September 30, 2009, we recognized $62,562 and $165,526, respectively, of compensation expense for vested stock options. As of September 30, 2010, there was $0 of unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan.
For the three and nine months ended September 30, 2010 and 2009, we recognized $20,000 and $60,000, respectively, of expense for stock issued to the Board at fair value.
7. Loan Receivable
On July 31, 2009, we issued a $2.0 million non-interest bearing loan (the “Loan”) to Lazarus Louisiana Refinery II, LLC (“LLRII” or the “Borrower”). The Loan was due on January 3, 2010; however, we agreed to forbear the Loan until June 11, 2010, provided the Borrower satisfy certain conditions as set forth in a forbearance agreement. As those certain conditions were not met, on April 9, 2010, we called on the full value of the Loan to be paid by April 13, 2010. As of the date of this report, the Loan is in default and remains unpaid. Although management believes the Loan could be paid in full in the future, we reserved an allowance for the entire $2.0 million balance of the Loan as of December 31, 2009, and expensed $1.5 million (net of $500,000 for consulting fees pursuant to a consulting agreement between Blue Dolphin and LLRII).
The Loan is secured by (i) a first lien on property owned by Lazarus Environmental, LLC (“LEN”), (ii) a second lien on property owned by LLRII and (iii) a guarantee from Lazarus Energy Holdings, LLC (“LEH”). We foreclosed on the assets serving as collateral for the Loan, which includes a refinery and a Class I non-hazardous industrial salt water disposal well. The assets went up for auction at a sheriff’s sale in Jefferson Davis Parish,

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
Louisiana on July 28, 2010. We placed a credit bid against the Loan for the salt water disposal well. Since there were no third-party bidders, we acquired the salt water well at the minimum bid amount of $134,000. The salt water disposal well, which is currently inactive, has an appraised value of $201,000. The refinery did not sell as there were no bidders.
8. Contingencies
From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
9. Blue Sky Langsa Purchase
In June 2010, we signed a commitment letter with Blue Sky Langsa, Ltd. (“Blue Sky”) to acquire a 70% working interest in a Technical Assistance Contract for the Langsa area, offshore Indonesia (the “TAC Langsa”). Subsequent to June 30, 2010 quarter end, the parties amended the terms of the commitment letter in order to carry out the transaction in two phases. Under the first phase, we agreed to acquire a 7% working interest in the TAC Langsa in exchange for 342,857 shares of common stock on a post-split adjusted basis. On July 21, 2010, both parties signed the definitive sale and purchase agreement to acquire a 7% working interest. On July 26, 2010, Blue Dolphin issued 342,857 shares of common stock to Blue Sky as consideration. Under the second phase, which is subject to shareholder approval, Blue Dolphin, at its option, may acquire the remaining 63% working interest in the TAC Langsa for 3,085,714 shares of common stock on a post-split adjusted basis. The option to acquire the additional 63% working interest expired on September 30, 2010.
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
Forward Looking Statements. Certain of the statements included in this quarterly report on Form 10-Q, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Blue Dolphin (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) cautions readers that these statements are not guarantees of future performance or results and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:
•	ability to continue as a going concern;

•	collectability of a $2.0 million loan receivable;

•	ability to maintain compliance under the stockholders’ equity requirement for continued listing on the NASDAQ;

•	ability to complete a combination with one or more target businesses;

•	ability to improve pipeline utilization levels;

•	ability to secure additional working capital to fund operations;

•	performance of third party operators for properties where we have an interest;

•	production from oil and gas properties that we have interests in;

•	volatility of oil and gas prices;

•	uncertainties in the estimation of proved reserves, in the projection of future rates of production, the timing of development expenditures and the amount and timing of property abandonment;

•	costly changes in environmental and other government regulations for which Blue Dolphin is subject; and

•	adverse changes in the global financial markets.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
•	Blue Dolphin Pipeline System (“BDPS”) — The BDPS includes: the Blue Dolphin Pipeline, an offshore platform, the Buccaneer Pipeline, onshore facilities for condensate and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of crude oil and condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the pipeline system’s onshore facilities, pipeline easements and rights-of-way are located. We own an 83% undivided interest in the BDPS. The BDPS has an aggregate capacity of approximately 160 MMcf of gas and 7,000 Bbls of crude oil and condensate per day. The BDPS is currently transporting an aggregate of approximately 12 MMcf of gas per day from 7 shippers, which represents 8% of throughput capacity.
•	Galveston Area Block 350 Pipeline (“GA 350 Pipeline”) — The GA 350 Pipeline is an 8-inch, 13 mile offshore pipeline extending from Galveston Area Block 350 to an interconnect with a transmission pipeline in Galveston Area Block 391 located approximately 14 miles south of the Blue Dolphin Pipeline. We own an 83% undivided interest in the GA 350 Pipeline. Current system capacity is 65 MMcf of gas per day. The GA 350 Pipeline is currently transporting an aggregate of approximately 18 MMcf of gas per day from 5 shippers, which represents 28% of throughput capacity.
•	Omega Pipeline — The Omega Pipeline originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342, where it was previously connected to the High Island Offshore System. The pipeline is currently inactive. Reactivation is dependent upon successful drilling activity in the pipeline’s vicinity and contracting with those producer/shippers to transport their discovery through the system. We own an 83% undivided interest in the Omega Pipeline.
Oil and Gas Exploration and Production.
We focus our oil and gas exploration and production activities in the western Gulf of Mexico off the Texas coast and the Sumatra basin in offshore Indonesia. Although we sold substantially all of our producing oil and gas properties in 2002, we continue our oil and gas exploration and production activities, which include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. We also own seismic and other data that may be used to evaluate and develop prospects. The following is a description of our oil and gas exploration and production assets and activities (leasehold interests we hold in properties are subject to royalty, overriding royalty and interests of others):
•	Galveston Area Block 321 — Galveston Area Block 321 is located approximately 32 miles southeast of Galveston in an average water depth of approximately 66 feet. The lease is operated by Maritech Resources. We own a 0.5% overriding royalty interest in the well. The block contains one active well, the A-4 Well, which began production in March 2009. The A-4 Well is currently commingled in the 5,400’ and 5,300’ sands. Once this commingled completion depletes, there are two upper zones with booked reserves. Current production for the A-4 Well is approximately 3 MMcf of gas and 146 Bbls of condensate per day.
•	High Island Block 115 — High Island Block 115 is located approximately 30 miles southeast of Bolivar Peninsula in an average water depth of approximately 38 feet. The lease is operated by Rooster Petroleum, LLC. We own a 2.5% working interest in a single production zone in the well. The block contains one active well, the B-1 ST2 Well. The well was shut-in from August 2009 to July 2010 due to production handling problems on our downstream production handling platform, High Island Block 71. Current production for the B-1 ST2 Well is approximately 6 MMcf of gas and 1 Bbl of condensate per day.
•	High Island Block 37 — High Island Block 37 is located approximately 15 miles south of Sabine Pass, in an average water depth of approximately 36 feet. The lease is operated by Hilcorp Energy Company. We own an approximate 2.8% working interest in this lease that covers 5,760 acres. The block contains one active well, the A-2 Well, and one inactive well, the B-1 Well. The A-2 Well was shut-in from September 2008 to February 2009 as a result of Hurricane Ike. The B-1 has been shut-in since an unsuccessful workover in September 2009. Current production for the A-2 Well is approximately 2 MMcf of gas per day.
•	TAC Langsa — The Technical Assistance Contract for the Langsa area, offshore Indonesia covers approximately 77 square kilometers within the Sumatra basin and contains two oil fields in waters less than 325 feet deep. Four wells have been completed in the Malacca Formation of which one well is active and three

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
wells are idle. Production is gathered via a Floating Production Storage and Offloading (FPSO) vessel operated by Mitsui Ocean Development & Engineering Co., Ltd. We own a 7% working interest in the fields. Current production for the H-4 Well is approximately 585 Bbls of condensate per day.
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
Results of Operations
For the three months ended September 30, 2010 (the “current quarter”), we reported a net loss of $69,082 compared to a net loss of $321,386 for the three months ended September 30, 2009 (the “previous quarter”). For the nine months ended September 30, 2010 (the “current period”), we reported a net loss of $964,773 compared to a net loss of $2,071,644 for the nine months ended September 30, 2009 (the “previous period”).
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenue from Pipeline Operations. Revenues from pipeline operations increased by $60,120, or 14%, in the current quarter to $502,369 primarily due to an increase in volumes transported on the BDPS. Revenues in the current quarter from the BDPS increased to approximately $415,800 compared to approximately $331,000 in the previous quarter. Daily gas volumes transported on the BDPS averaged 14.1 MMcf of gas per day in the current quarter compared to 13.1 MMcf of gas per day in the previous quarter. Revenues on the GA 350 Pipeline decreased to approximately $86,500 in the current quarter compared to approximately $111,000 in the previous quarter. Daily gas volumes transported on the GA 350 Pipeline averaged 17.6 MMcf of gas per day in the current quarter compared to 18.3 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenues from oil and gas sales increased by $195,671, or 463%, to $237,940 in the current quarter primarily due to the acquisition of a 7% working interest in the TAC Langsa.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter decreased by $66,164, or 21%, to $243,531 primarily due to a decrease in insurance expense and repairs and maintenance expense. The decreases were partially offset by an increase in consulting expenses.
Lease Operating Expenses. Lease operating expenses increased in the current quarter by $191,288, or 643%, to $221,019, primarily due to the acquisition of a 7% working interest in the TAC Langsa.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization increased $83,743, or 63%, to $217,105 in the current quarter primarily due to the acquisition of a 7% working interest in the TAC Langsa.
General and Administrative Expenses and Stock Based Compensation. General and administrative expenses and stock based compensation expenses decreased by $128,433, or 30%, to $306,288 in the current quarter primarily due to decreases in officer salaries, employee related expenses, consulting fees, and office expenses. These decreases were partially offset by increases in legal fees and insurance expense.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Revenue from Pipeline Operations. Revenues from pipeline operations decreased by $111,796, or 7%, in the current period to $1,393,848 primarily due to decreases in volumes transported. Revenues in the current period from the BDPS decreased to approximately $1,140,000 compared to approximately $1,219,000 in the previous period. Daily gas volumes transported on the BDPS averaged 14.4 MMcf of gas per day in the current period compared to 16.5 MMcf of gas per day in the previous period. Revenues on the GA 350 Pipeline declined to approximately $253,000 compared to approximately $287,000 in the previous period due to a decrease in average daily gas volumes transported of 17.5 MMcf of gas per day in the current period from 19.9 MMcf of gas per day in the previous period.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Revenue from Oil and Gas Sales. Revenues from oil and gas sales increased by $169,871, or 157%, to $278,161 in the current period primarily due to the acquisition of a 7% working interest in the TAC Langsa.
Pipeline Operating Expenses. Pipeline operating expenses in the current period decreased by $411,574, or 33%, to $855,842 primarily due to a decrease in other repairs and operating expenses, which mostly included repairs from Hurricane Ike, insurance expense, storage tank repairs, upkeep of the plant site, and crane repairs. The decreases were partially offset by an increase in consulting fees.
Lease Operating Expenses. Lease operating expenses increased in the current period by $171,595, or 219%, to $250,031 due to the acquisition of a 7% working interest in the TAC Langsa.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization increased $67,304, or 17%, to $463,806 in the current quarter primarily due to the acquisition of a 7% working interest in the TAC Langsa.
General and Administrative Expenses and Stock Based Compensation. General and administrative expenses and stock based compensation expenses decreased by $592,336, or 33%, to $1,198,297 in the current period primarily due decreases in officer salaries, employee related expenses, consulting fees, office expenses and dues and subscriptions. The decreases were partially offset by increases in audit expense, legal fees, insurance expense and stock maintenance fees.
Liquidity and Capital Resources
Sources and Uses of Cash. Our primary source of cash is cash flow from operations. During the current period, we had negative cash flow of approximately $650,000, mainly due to low utilization of our pipeline systems and decreased production at our producing properties. Our available cash resources decreased from $1,016,483 at December 31, 2009, to $366,403 at September 30, 2010.
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

	For the Nine Months Ended September 30,
	2010	2009
Cash flow from operations
Loss from operations	$(964,773)	$(2,071,644)
Change in current assets and liabilities	546,891	(514,707)

Total cash flow from operations	(417,882)	(2,586,351)

Cash outflows
Payments on note payable	(173,479)	(97,961)
Capital expenditures	(58,719)	(15,643)

Total cash outflows	(232,198)	(113,604)

Total change in cash	$(650,080)	$(2,699,955)

Going Concern. Our condensed consolidated financial statements, which have been prepared in accordance with GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. We incurred a net loss of $69,082 for the current quarter, and a net

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
loss of $964,773 for current period. At September 30, 2010, we had an accumulated deficit of $31,072,424, and at December 31, 2009, we had an accumulated deficit of $30,107,651. We anticipate that we will continue to incur substantial operating losses unless and until we are able to achieve or sustain profitability. Our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. We project that our current cash reserves will be sufficient to meet our obligations through the second quarter of 2011. Existing and anticipated working capital needs, lower than anticipated revenues, increased expenses or the inability to collect on an outstanding loan receivable could all affect our ability to continue as a going concern.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of September 30, 2010, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Recent Events in the Gulf of Mexico May Increase Risks, Costs and Delays in Our Offshore Operations. The explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico, as well as the resulting oil spill, may lead to increased governmental regulation of our operations and our industry in a number of areas, including, but not limited to, health and safety, environmental and licensing, any of which could result in increased costs or delays in current and future drilling operations along our pipelines and associated with our leasehold interests. We cannot predict with any certainty whether such regulation will be enacted or what form such regulation could take. Furthermore, this event may make it more difficult for us to obtain insurance coverage on economically manageable terms. Additional governmental regulation of our operations or tightening of the insurance markets could increase our costs, cause delays or have a material impact on our business, financial condition and results of operations.
Losses and liabilities from uninsured or underinsured drilling and operating activities could have a material adverse effect on our financial condition and results of operations. We maintain several types of insurance to cover our operations, including maritime employer’s liability insurance and comprehensive general liability insurance. Amounts over base coverages are provided by primary and excess umbrella liability policies. We also maintain operator’s extra expense coverage, which covers the control of drilled or producing wells as well as re-drilling expenses and pollution coverage for out of control wells. We may not be able to maintain adequate insurance in the future at rates we consider reasonable or losses may exceed the maximum coverage amounts under our insurance policies. We do not maintain property insurance coverage on our pipelines or other related facilities. If a significant event that is not fully insured or indemnified against occurs, it could materially and adversely affect our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
     (a) Exhibits:
          The following exhibits are filed herewith:

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Dolphin Energy Company.

10.1(2)	Sale and Purchase Agreement by and among Blue Dolphin Exploration Company, Blue Sky Langsa Limited and Blue Sky Energy and Power Inc. dated July 21, 2010.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

10.2(3)	Option Agreement by and among Blue Dolphin Exploration Company, Blue Sky Langsa Limited and Blue Sky Energy and Power Inc. dated July 21, 2010.

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.1 filed in connection with the Form 8-K of Blue Dolphin Energy Company under Securities and Exchange Act of 1934, dated July 16, 2010 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibit 10.1 filed in connection with the Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated July 27, 2010 (Commission File No. 000-15905).

(3)	Incorporated herein by reference to Exhibit 10.2 filed in connection with the Form 8-K of Blue Dolphin Energy Company under the Securities and Exchange Act of 1934, dated July 27, 2010 (Commission File No. 000-15905).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
By: BLUE DOLPHIN ENERGY COMPANY

November 15, 2010	/s/ IVAR SIEM
Ivar Siem
Chairman, Chief Executive Officer, President, Assistant Treasurer and Secretary

November 15, 2010	/s/ T. SCOTT HOWARD
T. Scott Howard
Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)