Form 10-K/A
period 2010-12-31
BLUE DOLPHIN ENERGY CO
filed 2011-05-13
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Number of shares of common stock outstanding as of May 13, 2011 2,086,746
DOCUMENTS INCORPORATED BY REFERENCE
None.

BLUE DOLPHIN ENERGY COMPANY
FORM 10-K/A REPORT INDEX

EXPLANATORY NOTE	3

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	4

ITEM 11. EXECUTIVE COMPENSATION	8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	12

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	13

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	13

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	15

SIGNATURES	16
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Blue Dolphin Energy Company’s (referred to herein as “we,” “our,” “Blue Dolphin” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 31, 2011 (the “Original Filing”). Blue Dolphin is filing this Amendment to include the information required by Part III contained in the Original Filing as Blue Dolphin did not file its definitive proxy statement within 120 days of the end of Blue Dolphin’s fiscal year ended December 31, 2010. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), Blue Dolphin is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has been amended to reflect the filing of these currently dated certifications.
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
The following sets forth, as of May 13, 2011, each director, all positions held with the Company, principal occupation, age, year in which the director first became a director of the Company, and the specific experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director.

Name, Age, Principal Occupation and Specific Attributes	Director Since
Ivar Siem, 64, Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary. Mr. Siem has served as Chairman of the Board of the Company since 1989 and was appointed as Chief Executive Officer in 2004. He was appointed to the additional positions of President, Assistant Treasurer and Secretary in 2010. Since 2000, he has also served as Chairman of the Board and Chief Executive Officer of Drillmar Energy Inc., a subsidiary of which filed for Chapter 11 bankruptcy reorganization in November 2009. From 1995 to 2000, he served as Chairman and director and interim President of DI Industries, which later became Grey Wolf, Inc. From 1996 to 1997, Mr. Siem also served as Chief Executive Officer of Seateam Technology ASA. From 1981 to 1995, Mr. Siem was an international consultant to companies in the energy, technology and finance industries. From 1974 to 1981, Mr. Siem held a variety of progressively responsible management positions within the Fred. Olsen group of companies, including President of Dolphin International, Inc. until it was sold in 1981. Mr. Siem began his career as a petroleum engineer for Amoco Corporation. He currently serves or has previously served on the Boards of Directors of several public and privately-held companies, including Avenir ASA, The Classical Theatre, Frupor SA, TI A/S, Siem Industries, Inc. and two of its affiliates. Mr. Siem holds a Bachelor of Science in Mechanical Engineering from the University of California, Berkeley, and has completed an executive MBA program at Amos Tuck School of Business, Dartmouth University. As a result of these and other professional experiences, Mr. Siem possesses particular knowledge and experience in engineering, strategic planning, operations and general management that strengthen the Board’s collective qualifications, skills and experience.
1989

Laurence N. Benz, 48, Director. Dr. Benz was elected as a director of the Company in 2004. He is currently the President / Chief Executive Officer of PT Development LLC, a private equity firm with operating holdings in various health care related companies. From 1987 to 2007, he served as the President of Kentucky Orthopedic Rehabilitation LLC, which he founded. From 1984 through 1989, he served as a Captain in the Army Medical Specialists Corps of the United States Army. Dr. Benz is the founder and organizer of multiple private companies representing healthcare, banking, telecommunications, real estate and consulting services. He also serves on the Board for multiple private companies. Dr. Benz received a Bachelor of Science in Biology from Bowling Green State University, a Masters in Physical Therapy from Baylor University, a Masters in Business Administration from Ohio State University and a Doctorate in Physical Therapy from MGH Institute of Health Professionals in Boston, Massachusetts. As a result of these and other professional experiences, Dr. Benz possesses particular knowledge and experience in accounting, capital structure, finance and strategic and tactical planning that strengthen the Board’s collective qualifications, skills and experience.
2004

Name, Age, Principal Occupation and Specific Attributes	Director Since
John N. Goodpasture, 62, Director. Mr. Goodpasture was appointed as a director of the Company in 2006. He presently serves as Senior Vice President of Corporate Development at Copano Energy, LLC, a Nasdaq listed, mid-sized gathering and processing company. From 2001 to 2009, he served as Vice President of Corporate Development for Texas Eastern Products Pipeline Company, L.L.C., the general partner of TEPPCO Partners, L.P. In this role, Mr. Goodpasture directed the acquisition and divestiture activities for the partnership, and also had primary commercial responsibility for the midstream business segment. From 1999 to 2001, he was Vice President of Business Development for Enron Transportation Services. From 1980 to 1999, Mr. Goodpasture held various executive-level positions with Seagull Energy Corporation, including President of Seagull Pipeline & Marketing Company. Previously he held a variety of management positions at Union Carbide Corporation, where he began his career in 1970. Mr. Goodpasture also serves on the Board of End Hunger Network of Houston. He earned a Bachelor of Science in Mechanical Engineering from Texas Tech University in Lubbock, Texas. As a result of these and other professional experiences, Mr. Goodpasture possesses particular knowledge and experience in the oil and gas industry in business development, capital structure and mergers and acquisitions that strengthen the Board’s collective qualifications, skills and experience.
2006

Harris A. Kaffie, 61, Director. Mr. Kaffie has served as a director of the Company since 1989. Mr. Kaffie is a private investor with diverse investments and business activities across such areas as energy, finance, venture capital, real estate development, farming, ranching and minerals. Since 1994, he has been associated with Kaffie Brothers, a real estate, farming and ranching company, where he serves as a partner. He also serves on the Board of several privately held companies. Mr. Kaffie received a Bachelor of Business Administration from Southern Methodist University in 1972. As a result of these and other professional experiences, Mr. Kaffie possesses particular knowledge and experience in capital structure, business development and strategic planning that strengthen the Board’s collective qualifications, skills and experience.
1989

Erik Ostbye, 59, Director. Mr. Ostbye was elected as a director of the Company in 2006. Since 1983, Mr. Ostbye has been associated with the Arne Blystad Group of companies. He has served as President of Songa Shipping & Trading Limited since January 2011, and President of Chianti Asset Management LLC since 2007. From 2003 to 2007, Mr. Ostbye was Vice President of Finance of Sokana Chartering. From 1988 to 2003, he served as Vice President of Finance of Blystad Shipping (USA) Inc. From 1983 to 1988, he was Financial Manager of Arne Blystad AS. Mr. Ostbye serves on the Board of several privately held companies. He holds a Sivilokonom/MBA from the Norwegian School of Management (BI). As a result of these and other professional experiences, Mr. Ostbye possesses particular knowledge and experience in accounting, capital structure and finance that strengthen the Board’s collective qualifications, skills and experience.
2006
Executive Officers
The following sets forth the age and background of each executive officer and the year in which the executive officer first joined the Company:

Name, Age and Principal Occupation	Joined Company
T. Scott Howard, 39, Treasurer and Assistant Secretary. Mr. Howard was appointed as Treasurer of the Company in 2009 and Assistant Secretary of the Company in April 2008. He joined the Company as Accounting Manager in 2006. From 1996 to 2006 he held a variety of management level positions: Audit Manager with DRDA, P.C., an independent public accounting firm in Houston, Texas from 2002 to 2006, Trust Officer with Frost National Bank in Houston, Texas from 2000 to 2002 and Controller for Hall’s Insurance Agency, Inc. in Dickinson, Texas from 1996 to 2000. He began his career as a Staff Accountant for Griffin, Iles, Masel & Duval, LLP, a public accounting firm, where he was employed from 1994 to 1996. Mr. Howard, who is a Certified Public Accountant in Texas, received his Bachelor of Business Administration in Accounting from St. Edward’s University.
2006

Family Relationships between Directors and Officers
As of May 13, 2011, there were no relationships between any director or executive officer of the Company and any other director or executive officer of the Company.
Committees and Meetings of the Board
Board
During 2010, the Board consisted of Dr. Benz and Messrs. Goodpasture, Kaffie, Ostbye and Siem with Mr. Siem serving as Chairman. During the fiscal year ended December 31, 2010, the Board held five (5) regular meetings and eight (8) special meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he served. The Board has two standing committees, the Audit Committee and the Compensation Committee.
Audit Committee
During 2010, the Audit Committee consisted of Dr. Benz and Messrs. Kaffie and Ostbye with Dr. Benz serving as Chairman. During the fiscal year ended December 31, 2010, the Audit Committee met five (5) times. The Board has affirmatively determined that all members of the Audit Committee are independent and that Dr. Benz qualifies as an Audit Committee Financial Expert. The Audit Committee’s duties include overseeing financial reporting and internal control functions and the Audit Committee’s charter is available on our website (www.blue-dolphin.com).
Compensation Committee
During 2010, the Compensation Committee consisted of Messrs. Goodpasture and Kaffie. The Compensation Committee did not meet during the fiscal year ended December 31, 2010. The Board has affirmatively determined that all members of the Compensation Committee are independent. The Compensation Committee does not have a charter, however, its duties are to oversee and set the Company’s compensation policies, to approve compensation of executive officers and to administer the Company’s stock incentive plan.
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
Risk Oversight
Our Board is actively involved in overseeing the risk management of the Company. Presentations by management to the Board include consideration of the challenges and risks to our business, and the Board and management actively engage in discussion on these topics. Furthermore, the two standing Board committees provide appropriate risk oversight. The Audit Committee oversees the accounting and financial reporting processes, as well as compliance, internal control, legal and risk matters. The Compensation Committee oversees compensation policies, including the approval of compensation for our Chairman and Chief Executive Officer. We believe that the processes established to report and monitor systems for material risks applicable to the Company are appropriate and effective.
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

Communicating with Directors
As the Board does not receive a large volume of correspondence from stockholders, at this time, there is no formal process by which stockholders can communicate with the Board. Instead, any stockholder who desires to contact the Board or specific members of the Board may do so by writing to: Blue Dolphin Energy Company, Attention: Secretary for Board, 801 Travis Street, Suite 2100, Houston, Texas 77002. Currently, all communications addressed in such manner are sent directly to the indicated directors. In the future, if the Board adopts a formal process for determining how communications are to be relayed to directors, that process will be disclosed on our website.

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
The Company’s stock incentive plan provides that upon a change of control, the Compensation Committee may accelerate the vesting of options, cancel options and make payments in respect thereof in cash in accordance with the terms of the stock incentive plan, adjust the outstanding options as appropriate to reflect such change of control or provide that each option shall thereafter be exercisable for the number and class of securities or property that the optionee would have been entitled to receive had the option been exercised. The stock incentive plan provides that a change of control occurs if any person, entity or group acquires or gains ownership or control of more than 50% of the outstanding common stock, par value $0.01 per share, (“Common Stock”) or, if after certain enumerated transactions, the persons who were directors before such transactions cease to constitute a majority of the Board.
The compensation of executive officers is reviewed on an annual basis, as well as when changes in responsibilities occur. The Compensation Committee may not delegate its authority to approve compensation determinations for executive officers. The Compensation Committee approves changes in compensation for Mr. Howard based on the recommendations of Mr. Siem as principal executive officer and Chairman of the Board. The Compensation Committee determines the compensation for Mr. Siem.
Remainder of Page Intentionally Left Blank

Compensation for Named Executives
The table below sets forth the compensation paid to the Company’s principal executive officer and the most highly compensated executive officer other than the principal executive officer whose annual salary exceeded $100,000 in the fiscal year ended December 31, 2010 (collectively, the “Named Executive Officers”) for services rendered to the Company. Messrs. Siem and Howard are the Company’s only two Named Executive Officers.
SUMMARY COMPENSATION TABLE

			Option
Name and Principal Position	Year	Salary	Awards(2)	Total
Ivar Siem(1)
Chairman of the Board, Chief Executive Officer,	2010	$100,000	$—	$100,000
President, Assistant Treasurer and Secretary	2009	$100,000	$63,727	$163,727

T. Scott Howard
Treasurer and Assistant Secretary	2010	$110,000	$—	$110,000
	2009	$110,000	$—	$110,000

(1)	Mr. Siem’s salary is based on part-time employment with the Company in his capacity as Chief Executive Officer.

(2)	Represents amounts recognized for financial statement purposes for the fiscal years ended December 31, 2010 and 2009, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. Assumptions used in the calculation of these amounts are included in Footnote 5 (Stock Options) to the Company’s audited, consolidated financial statements for the fiscal years ended December 31, 2010 and 2009, which, for 2010, are included in the Company’s Original Filing, and for 2009, are included in the Company’s Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A.
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
Remainder of Page Intentionally Left Blank

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options-	Options-	Exercise	Option
Name	Exercisable	Unexercisable	Price	Expiration Date
Ivar Siem	14,285	—	$19.67	10/15/2013

T. Scott Howard	642	—	$19.67	10/15/2017
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
Remainder of Page Intentionally Left Blank

The following table sets forth the compensation paid to non-employee directors in fiscal year ended December 31, 2010:
DIRECTOR COMPENSATION

	Fees Earned
	or Paid in	Stock
Name	Cash	Awards(1)(2)	Total
Laurence N. Benz	$5,000	$20,000	$25,000

John N. Goodpasture	$—	$20,000	$20,000

Harris A. Kaffie	$2,500	$20,000	$22,500

Erik Ostbye	$2,500	$20,000	$22,500

(1)	Represents amounts recognized for financial statement purposes for the fiscal years ended December 31, 2010 and 2009, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. Assumptions used in the calculation of these amounts are included in Footnote 5 (Stock Options) to the Company’s audited, consolidated financial statements for the fiscal years ended December 31, 2010 and 2009, which, for 2010, are included in the Company’s Original Filing, and for 2009, are included in the Company’s Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A.

(2)	At December 31, 2010, each non-employee director had total stock awards outstanding as follows: Dr. Benz — 27,701, Mr. Goodpasture — 20,365, Mr. Kaffie — 109,300 and Mr. Ostbye — 20,490.
Remainder of Page Intentionally Left Blank

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership
The table below sets forth certain information with respect to the beneficial ownership for shares of Common Stock (the only class of voting security issued and outstanding) as of May 13, 2011 by: (i) all persons and institutions known by us to be the beneficial owners of 5% or more of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer; and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the following persons have sole voting and dispositive power with respect to such shares.

	Shares Owned Beneficially
Name of Beneficial Owner	Number	Percent(1)
Blue Sky Langsa Limited	342,857	16.2%
Columbus Petroleum Limited, Inc.(2)	130,244	6.2%
Harris A. Kaffie(3)	126,758	6.0%
Ivar Siem(3)	90,181	4.3%
Laurence N. Benz	29,759	1.4%
Erik Ostbye	22,548	1.1%
John N. Goodpasture	22,423	1.1%
T. Scott Howard(3)	642	*

Directors and Executive Officers as a Group (6 Persons)	292,311	13.8%

*	Less than 1%.

(1)	Based upon 2,113,182 shares of Common Stock issued and outstanding (2,086,746 shares of Common Stock issued and outstanding as of the May 13, 2011 and 26,436 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of May 13, 2011).

(2)	Based upon a Schedule 13D filed with the SEC on September 8, 2004, the address of Columbus Petroleum Limited, Inc. was Aeulestrasse 74, FL-9490, Vaduz, Liechtenstein.

(3)	Includes shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of May 13, 2011 as follows: Mr. Kaffie — 11,509; Mr. Siem — 14,285; Mr. Howard — 642; and all directors and executive officers as a group — 26,436.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers, and stockholders who own more than 10% of our Common Stock, to file reports of stock ownership and changes in ownership with the SEC and to furnish us with copies of all such reports as filed. Based solely on a review of the copies of the Section 16(a) reports furnished to us, the Company is aware that during 2010, all of its directors, executive officers and greater than 10% stockholders complied with their Section 16(a) filing requirements.

Equity Compensation Plan Information
The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2010, under which our equity securities were authorized for issuance:

			Number of Securities
			Remaining Available for
		Weighted Average	Future Issuance Under
	Number of Securities to be	Exercise	Equity Compensation
	Issued Upon Exercise of	Price of Outstanding	Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	30,390	$13.29	30,390
Equity compensation plans not approved by security holders	—	$0.00	—

Total	30,390	$13.29	30,390

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
UHY LLP, the Company’s independent registered public accounting firm since 2002, has a continuing relationship with UHY Advisors, Inc. (both entities collectively referred to herein as “UHY”), from which it leases auditing staff who are full-time, permanent employees of UHY Advisors, Inc. and through which UHY’s partners provide non-audit services. As UHY only has a few full-time employees, few, if any of the audit services performed for the Company were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Fees paid to UHY by the Company in the fiscal years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Audit fees	$163,271	$163,000
Audit-related fees	—	12,000
Tax fees	18,318	23,000
All other fees	10,323	—

Total	$191,912	$198,000

Audit fees for 2010 and 2009 included fees related to the audit of our consolidated financial statements and review of our quarterly reports that are filed with the SEC. Audit-related fees for 2009 included other fees for consultation related to our transaction with Lazarus Energy Holdings, LLC. Tax fees for 2010 and 2009 primarily include fees for preparation of federal and state income tax returns as well as tax planning services. The Audit Committee must pre-approve all audit and non-audit services provided to the Company by its independent registered public accounting firm.
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
Date: May 13, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivar Siem	Chairman, CEO, President,	May 13, 2011
Ivar Siem	Assistant Treasurer and Secretary (Principal Executive Officer)

/s/ T. Scott Howard	Treasurer and Assistant Secretary	May 13, 2011
T. Scott Howard	(Principal Financial and Accounting Officer)

/s/ Laurence N. Benz	Director	May 13, 2011
Laurence N. Benz

/s/ John N. Goodpasture	Director	May 13, 2011
John N. Goodpasture

/s/ Harris A. Kaffie	Director	May 13, 2011
Harris A. Kaffie

/s/ Erik Ostbye	Director	May 13, 2011
Erik Ostbye

Exhibit Index

No.	Description
31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

**	Filed herewith.