Form 10-Q
period 2011-03-31
BLUE DOLPHIN ENERGY CO
filed 2011-05-23
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock, par value $0.01 per share (the “Common Stock”) outstanding as of May 23, 2011:	2,086,746

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$500,864	$625,854
Accounts receivable, net of allowance for doubtful accounts	369,413	598,391
Prepaid expenses and other current assets	238,889	213,071
Loan receivable, net of allowance for loan receivable	—	—

Total current assets	1,109,166	1,437,316

Property and equipment, at cost:
Oil and gas properties (full-cost method)	2,226,299	2,222,535
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	503,813	503,813

	10,169,475	10,165,711
Less: Accumulated depletion, depreciation and amortization	5,777,438	5,630,730

Total property and equipment, net	4,392,037	4,534,981

Loan receivable, net of allowance for loan receivable	—	—

Other assets	9,463	9,463

Total assets	$5,510,666	$5,981,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$485,308	$543,327
Note payable — insurance	78,085	124,936
Asset retirement obligations, current portion	191,749	192,470
Accrued expenses and other current liabilities	15,642	2,142

Total current liabilities	770,784	862,875

Long-term liabilities:
Asset retirement obligations, net of current portion	2,568,471	2,535,386

Total liabilities	3,339,255	3,398,261

Commitments and contingencies

Stockholders’ equity:
Common stock ($.01 par value, 100,000,000 shares authorized, 2,086,746 and 2,078,514 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	20,867	20,785
Additional paid-in capital	33,713,178	33,693,260
Accumulated deficit	(31,562,634)	(31,130,546)

Total stockholders’ equity	2,171,411	2,583,499

Total liabilities and stockholders’ equity	$5,510,666	$5,981,760

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue from operations:
Pipeline operations	$342,630	$429,087
Oil and gas sales	349,704	19,022

Total revenue from operations	692,334	448,109

Cost of operations:
Pipeline operating expenses	221,334	286,988
Lease operating expenses	258,443	21,188
Depletion, depreciation and amortizaton	146,708	117,846
General and administrative	473,391	479,222
Stock-based compensation	—	40,320
Accretion expense	33,086	29,058

Total cost of operations	1,132,962	974,622

Loss from operations	(440,628)	(526,513)

Other income:
Interest and other income	8,540	759

Loss before income taxes	(432,088)	(525,754)

Income taxes	—	—

Net loss	$(432,088)	$(525,754)

Loss per common share
Basic	$(0.21)	$(0.31)

Diluted	$(0.21)	$(0.31)

Weighted average number of common shares outstanding
Basic	2,082,539	1,700,291

Diluted	2,082,539	1,700,291

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities:
Net loss	$(432,088)	$(525,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	146,708	117,846
Accretion of asset retirement obligations	33,086	29,058
Common stock issued for services	20,000	20,000
Compensation from issuance of stock options	—	40,320
Changes in operating assets and liabilities:
Accounts receivable	228,978	(54,762)
Prepaid expenses and other assets	(25,818)	118,620
Abandonment costs incurred	(722)	—
Accounts payable, accrued expenses, and other current liabilities	(44,519)	108,404

Net cash used in operating activities	(74,375)	(146,268)

Investing Activities:
Exploration and development costs	(3,764)	—

Net cash used in investing activities	(3,764)	—

Financing Activities:
Payments on insurance finance note	(46,851)	(93,632)

Net cash used in financing activities	(46,851)	(93,632)

Net decrease in cash and cash equivalents	(124,990)	(239,900)

Cash and Cash Equivalents at Beginning of Period	625,854	1,016,483

Cash and Cash Equivalents at End of Period	$500,864	$776,583

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
(1) Organization
Company Summary
Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”), a Delaware corporation, was formed in 1986 as a holding company and conducts substantially all of its operations through its subsidiaries. Our operating subsidiaries include:
•	Blue Dolphin Pipe Line Company, a Delaware corporation;
•	Blue Dolphin Petroleum Company, a Delaware corporation;
•	Blue Dolphin Exploration Company, a Delaware corporation;
•	Blue Dolphin Services Co., a Texas corporation; and
•	Petroport, Inc., a Delaware corporation.
Business Segments
We are engaged in two lines of business: (i) pipeline transportation services to producers/shippers, and (ii) oil and gas exploration and production. Our pipeline assets are located offshore and onshore in the Texas Gulf Coast area and our leasehold interests in properties are located in the U.S. Gulf of Mexico and the North Sumatra Basin in offshore Indonesia.
(2) Reverse Stock Split
In the first quarter of 2010, our Board of Directors (the “Board”) approved and authorized, subject to stockholder approval, implementation of a reverse stock split of our Common Stock at a ratio within a range from 1 for 5 (1:5) to 1 for 10 (1:10), at the discretion of the Board, at any time prior to September 1, 2010. The reverse stock split was approved by our stockholders on June 9, 2010. The Board set the reverse stock split ratio at 1 for 7 (1:7) on June 30, 2010. The effective date for the reverse stock split was July 16, 2010. No fractional shares were issued in connection with the reverse stock split. Each holder of Common Stock who would otherwise be entitled to receive a fractional share of Common Stock was, in lieu of such fractional share, paid in cash at fair market value. We paid $2,604 for the repurchase of fractional shares.
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
(3) Significant Accounting Policies
Principles of Consolidation
We have prepared our condensed consolidated financial statements without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) as codified by the Financial Accounting Standards Board (“FASB”) in its Accounting Standards Codification (“ASC”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary to present fair condensed consolidated statements of operations, financial position and cash flows. We believe that the disclosures are adequate and the presented information is not misleading. This report has been prepared in accordance with the SEC’s Form 10-Q instructions and therefore, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations.
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010 (“Annual Report”). The results of operations for the three months ended

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
March 31, 2011, are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2011.
Accounting Estimates
We have made a number of estimates and assumptions related to the reporting of condensed consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. This includes assessing the realization of the note receivable, the estimated useful life of pipeline assets, valuation of stock-based payments and reserve information, which affects the depletion calculation and the full-cost ceiling limitation. While we believe current estimates are reasonable and appropriate, actual results could differ from those estimated.
Going Concern
Our condensed consolidated financial statements, which have been prepared in accordance with GAAP, contemplate that we will continue as a going concern. As such, our condensed consolidated financial statements do not contain any adjustments that might result if we were unable to continue as a going concern. We incurred a net loss of $432,088 for the quarter ended March 31, 2011. At March 31, 2011, we had an accumulated deficit of $31,562,634, and at December 31, 2010, we had an accumulated deficit of $31,130,546. We anticipate that we will continue to incur substantial operating losses unless we are able to achieve and sustain profitability.
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
Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all aged accounts receivables for collectability and establish an allowance as necessary for individual customer balances. As of March 31, 2011 and 2010, there was no allowance recorded related to trade accounts receivable.
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
March 31, 2011
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
Oil and Gas Properties
We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration, and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis. We use one cost center for domestic properties and one cost center for foreign properties. Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or impairment has occurred.
Impairment of Oil and Gas Properties
We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, calculated using prevailing oil and natural gas prices on the last day of the period, or a subsequent higher price under certain circumstances. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. Our ceiling for the three months ended March 31, 2011, was calculated using domestic prices of $83.54 per barrel of oil and $4.05 per MMbtu of gas and an international price of $87.70 per barrel of oil. Our ceiling for the three months ended March 31, 2010, was calculated using domestic prices of $70.09 per barrel of oil and $4.02 per MMbtu of gas. As our costs fell below our ceiling limitation at March 31, 2011 and 2010, we did not have an impairment of oil and gas properties in either period.
Pipelines and Facilities
Pipelines and facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB’s standards on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom. We did not have any impairment of our pipelines and facilities for the three month periods ended March 31, 2011 and 2010.
Other Property and Equipment
Depreciation of furniture, fixtures and other equipment is computed using the straight-line method over estimated useful lives ranging from 3 to 10 years.
Stock-Based Compensation
Stock-based compensation is recognized in our condensed consolidated financial statements based on the fair value, on the date of grant or modification, of the equity instrument awarded. Stock-based compensation expense is recognized in the condensed consolidated financial statements on a straight-line basis over the vesting period of the entire award.
Recognition of Oil and Gas Revenue
Sales from producing wells are recognized on the entitlement method of accounting, which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly,

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at March 31, 2011 and 2010 was not material.
Recognition of Pipeline Transportation Revenue
Revenue from our pipelines is derived from fee-based contracts and is typically based on transportation fees per unit of volume transported multiplied by the volume delivered. Revenue is recognized when volumes have been physically delivered for the customer through the pipeline.
(4) Business Segment Information
Our operations are conducted in two principal business segments: (i) pipeline transportation services and (ii) oil and gas exploration and production. The business segments are managed jointly primarily due to the size of our employee base and the scope of our operations. Management uses earnings before interest expense and income taxes (“EBIT”), a non-GAAP financial measure, to assess the operating results and effectiveness of our business segments, which consist of our consolidated businesses and investments. We believe EBIT is useful to our investors because it allows them to evaluate our operating performance using the same performance measure analyzed internally by management. We define EBIT as net income (loss) adjusted for: (i) items that do not impact our income or loss from continuing operations, such as the impact of accounting changes, (ii) income taxes and (iii) interest expense (or income). We exclude interest expense (or income) and other expenses or income not pertaining to the operations of our segments from this measure so that investors may evaluate our current operating results without regard to our financing methods or capital structure. We understand that EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income (loss) and other performance measures such as operating cash flows.
Following is a reconciliation of our EBIT (by business segment) for the three months ended March 31, 2011, and at March 31, 2011:

	Three Months Ended March 31, 2011
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$342,630	$349,704	$—	$692,334
Operation cost(2)	431,564	444,451	110,239	986,254
Depletion, depreciation and amortization	103,172	42,525	1,011	146,708

EBIT	$(192,106)	$(137,272)	$(111,250)	$(440,628)

Capital expenditures	$—	$3,764	$—	$3,764

Identifiable assets(3)	$3,805,771	$1,239,619	$465,276	$5,510,666

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of $0.5 million.

(2)	Allocable general and administrative costs are allocated based on revenue.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
Following is a reconciliation of our EBIT (by business segment) for the three months ended March 31, 2010, and at March 31, 2010:

	Three Months Ended March 31, 2010
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$429,087	$19,022	$—	$448,109
Operation cost(2)	714,720	39,148	102,908	856,776
Depletion, depreciation and amortization	11,377	105,043	1,426	117,846

EBIT	$(297,010)	$(125,169)	$(104,334)	$(526,513)

Capital expenditures	$—	$—	$—	$—

Identifiable assets(3)	$4,319,843	$246,587	$633,624	$5,200,054

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of $0.8 million.

(2)	Allocable general and administrative costs are allocated based on revenue.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
(5) Asset Retirement Obligations
We have asset retirement obligations associated with the future abandonment of our pipelines and related facilities and our offshore oil and gas properties. The following table summarizes our asset retirement obligation transactions during the three months ended March 31, 2011:

Asset retirement obligations as of December 31, 2010	$2,727,856
Liabilities incurred	—
Liabilities settled	(722)
Accretion expense	33,086

Asset retirement obligations as of March 31, 2011	2,760,220
Less: current portion of asset retirement obligations	191,749

Asset retirement obligations long-term balance as of March 31, 2011	$2,568,471

(6) Earnings Per Share
We apply the provisions of FASB’s guidance on earnings per share. The guidance requires the presentation of basic earnings per share (“EPS”) which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The guidance requires dual presentation of basic EPS and diluted EPS on the face of the condensed consolidated statement of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
Employee stock options and stock warrants outstanding were not included in the computation of diluted earnings per share for the quarters ended March 31, 2011 and 2010, because their assumed exercise and conversion would have an anti-dilutive effect on the computation of diluted loss per share.
The following table provides reconciliation between basic and diluted loss per share:

	Three Months Ended
	March 31,
Basic and Diluted	2011	2010
Net loss	$(432,088)	$(525,754)

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock (1)	2,082,539	1,700,291

Per share amount (1)	$(0.21)	$(0.31)

(1)	Earnings per share, common stock outstanding and weighted average common stock outstanding have been restated, where applicable, to give retroactive effect for our reverse stock split effective July 16, 2010. (Refer to Note 3 to these condensed consolidated financial statements for additional information.)
(7) Stock Options
We adopted the 2000 Stock Incentive Plan effective April 14, 2000, following approval by our stockholders. An amendment to the plan was approved by our stockholders in 2007. Under the plan, as amended (the “2000 Plan”), we are able to make awards of stock-based compensation. The total number of shares of common stock reserved for grants of incentive stock options (“ISOs”) and other stock-based awards under the 2000 Plan is 1,200,000 shares. As of March 31, 2011, we had 1,107,564 shares of common stock remaining available for future grants. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan. The 2000 Plan is administered by the Compensation Committee of the Board.
Pursuant to FASB guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the three months ended March 31, 2011, and the year ended December 31, 2010.
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
March 31, 2011
assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton option-pricing model.
At March 31, 2011, there were a total of 30,390 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2010	30,390	$13.29
Options granted	—	$—
Options exercised	—	$—
Options expired or cancelled	—	$—

Options outstanding at March 31, 2011	30,390	$13.29	2.5	$43,926

Options exercisable at March 31, 2011	30,390	$13.29	2.5	$43,926

The following table summarizes additional information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
Range of Exercise	Number	Contractual Life	Weighted Average	Number	Exercise
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price
$2.45 to $5.60	10,118	2.1	$3.06	10,118	$3.06
$10.85 to $13.30	3,346	0.9	$11.95	3,346	$11.95
$19.67	16,926	3.2	$19.67	16,926	$19.67

	30,390			30,390

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
The following summarizes the net change in non-vested stock options for the periods shown:

Weighted
Average
Grant Date
	Shares	Fair Value
Non-vested at December 31, 2010	—	$—
Granted	—	$—
Canceled or expired	—	$—
Vested	—	$—

Non-vested at March 31, 2011	—	$—

We recognized no compensation expense for vested stock options for the three months ended March 31, 2011 compared to $40,320 for the three months ended March 31, 2010. As of March 31, 2011, there was no unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan.
For the three months ended March 31, 2011, we recognized $20,000 of expense related to the issuance of restricted common stock to our independent directors at fair value.
(8) Loan Receivable
We recorded an allowance for doubtful loan receivable of $1.5 million at December 31, 2009. The loan receivable is associated with a $2.0 million loan, net of credited and recovered amounts (the “Loan”), made to Lazarus Louisiana Refinery II, LLC (“LLRII” or the “Borrower”) on July 31, 2009 and due on January 31, 2010. As of March 31, 2011, we continued to maintain an allowance for the uncollected balance of the Loan.
In the second quarter of 2010, we began foreclosure proceedings in Louisiana against the collateral, as well as legal proceedings in Texas against the guaranty, that secured the Loan. As a result of a foreclosure auction in Louisiana, we acquired a salt water disposal well in the third quarter of 2010. Based on the asset’s appraised value, we recovered $201,000 of the allowance for doubtful loan receivable. Under the legal proceedings in Texas, we were granted a partial summary judgment on liability under the promissory note and guaranty in favor of Blue Dolphin. However, the court deferred a ruling on the damages and attorney’s fees to be awarded. On March 28, 2011, our motion for entry of the partial summary judgment was heard before the court. The court entered the partial summary judgment in the amount of $1.7 million in favor of Blue Dolphin and against Lazarus Energy Holdings (“LEH”) and LLRII on the promissory note and guaranty. The only claim that remains pending is the counter-claim alleging breach of contract under the confidentiality agreement.
(9) Commitments and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our condensed consolidated financial position, results of operations or cash flows.
(10) Subsequent Events
We have evaluated all subsequent events through the issuance date of our condensed consolidated financial statements as of and for the three month period ended March 31, 2011, and during this subsequent period no material subsequent events occurred that would require recognition or disclosure in these condensed consolidated financial statements, other than those disclosed elsewhere in the report.

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
Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed in Item 1A “Risk Factors” in our Annual Report, as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
Executive Summary
We are engaged in two lines of business: (i) pipeline transportation services to producer/shippers, and (ii) oil and gas exploration and production.
Pipeline Operations. We market our gathering and transportation services to producers/shippers operating in the vicinity of our pipelines, which are located offshore and onshore in the Texas Gulf Coast area. We charge producer/shippers various fees for: (i) transportation of their condensate and natural gas offshore to our onshore facilities, (ii) separation, dehydration and storage of their condensate and natural gas at our onshore facilities and (iii) the subsequent sale of their condensate through our barge-loading terminal and/or their natural gas through our chemical plant complex and intrastate pipeline system tie-in. All of our pipeline assets are held in and the operations conducted by Blue Dolphin Pipe Line Company. Unless otherwise stated herein, all gas liquid volumes transported are attributable to production from third party producers/shippers.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Pipeline Assets. The following provides a summary of our pipeline segments:

Pipeline			Miles of	Capacity
Segment	Market	Ownership	Pipeline	(MMcf/d)	Storage (Bbls)
BDPS	Gulf of Mexico	83.3%	38	180	85,000
GA 350	Gulf of Mexico	83.3%	13	65	—
Omega	Gulf of Mexico	83.3%	18	110	—
•	Blue Dolphin Pipeline System (“BDPS”) — The BDPS includes the Blue Dolphin Pipeline, an offshore platform, the Buccaneer Pipeline, onshore facilities for oil and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of crude oil and condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the BDPS’ onshore facilities, pipeline easements and rights-of-way are located. The BDPS gathers and transports oil and gas from various offshore fields in the Galveston Area of the U.S. Gulf of Mexico to our onshore facilities located in Freeport, Texas. After processing, the gas is transported to an end user and a major intrastate pipeline system with further downstream tie-ins to other intrastate and interstate pipeline systems and end users. The Blue Dolphin Pipeline, which is a component of the BDPS, consists of two segments:
(i)	offshore segment, which transports both oil and gas and is comprised of approximately 34 miles of 20-inch pipeline originating at an offshore platform in Galveston Area Block 288 and running to shore; the offshore segment also includes the platform in Galveston Area Block 288 and 5 field gathering lines totaling approximately 27 miles connected to the main 20-inch line; an additional 2 miles of 20-inch pipeline onshore connects the offshore segment to the onshore facility at Freeport, Texas; and
(ii)	onshore segment, which includes approximately 2 miles of 16-inch pipeline for transportation of gas from the onshore facility to a sales point at a chemical plant complex and intrastate pipeline system tie-in in Freeport, Texas; the Buccaneer Pipeline, an approximate 2 mile, 8-inch liquids pipeline, transports crude oil and condensate from the onshore facility storage tanks to our barge-loading terminal on the Intracoastal Waterway near Freeport, Texas for sale to third parties.
The BDPS spans approximately 38 miles from Galveston Area Block 288 offshore to our onshore facilities and the Dow Chemical Plant Complex in Freeport, Texas. We own an 83% undivided interest in the BDPS. The BDPS has an aggregate capacity of approximately 180 MMcf of gas and 7,000 Bbls of crude oil and condensate per day. The BDPS is currently transporting an aggregate of approximately 6 MMcf of gas per day from 7 shippers, which represents 3% of throughput capacity.
•	Galveston Area Block 350 Pipeline (the “GA 350 Pipeline”) — The GA 350 Pipeline is an 8-inch, 13 mile offshore pipeline extending from Galveston Area Block 350 to an interconnect with a transmission pipeline in Galveston Area Block 391 located approximately 14 miles south of the Blue Dolphin Pipeline. Current system capacity on the GA 350 Pipeline is 65 MMcf of gas per day. We own an 83% undivided interest in the GA 350 Pipeline. The GA 350 Pipeline is currently transporting an aggregate of approximately 16 MMcf of gas per day from 5 shippers, which represents 25% of throughput capacity.
•	Omega Pipeline — The Omega Pipeline originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342, where it was previously connected to the High Island Offshore System. We own an 83% undivided interest in the Omega Pipeline. The Omega Pipeline is currently inactive. Reactivation of the Omega Pipeline is dependent upon future drilling activity in the vicinity and successfully attracting producer/shippers to the system.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Exploration and Production. Our oil and gas exploration and production activities include leasehold interests in properties located in the U.S. Gulf of Mexico and the North Sumatra Basin in offshore Indonesia. Our leasehold interests, which are held in and the operations conducted by Blue Dolphin Petroleum Company, are subject to royalty and overriding royalty interests. We evaluate and manage oil and gas properties by considering geography, reserve life and hydrocarbon mix based on seismic and other data.
Exploration and Production Assets. The following provides a summary of our oil and gas properties:

		Approximate Working /
Field	Operator	Royalty Interest
Indonesia:
North Sumatra Basin-Langsa Field	Blue Sky Langsa, Ltd.	7.0%
U.S. Gulf of Mexico:
High Island Block 115	Rooster Petroleum, LLC	2.5%
Galveston Area Block 321	Maritech Resources, Inc.	0.5%
High Island Block 37	Hilcorp Energy Company	2.8%
•	North Sumatra Basin-Langsa Field — Located in offshore Indonesia, the North Sumatra Basin-Langsa Field covers approximately 77 square kilometers and contains two oil fields in waters less than 325 feet deep. Four wells have been completed in the Malacca Formation — one active, the H-4 Well, and three inactive. Production is gathered via a floating production storage and offloading (FPSO) vessel operated by Mitsui Ocean Development & Engineering Co., Ltd. We own a 7.0% working interest in the oil field. The H-4 Well is currently producing approximately 410 barrels of oil per day.
•	High Island Block 115 — High Island Block 115 is located approximately 30 miles southeast of Bolivar Peninsula in an average water depth of approximately 38 feet. The block contains one active well, the B-1 ST2 Well. We own a 2.5% working interest in a single production zone in the well. The lease is operated by Rooster Petroleum, LLC. The B-1 ST2 Well is currently producing approximately 3.9 MMcf of gas per day.
•	Galveston Area Block 321 — Galveston Area Block 321 is located approximately 32 miles southeast of Galveston in an average water depth of approximately 66 feet. The block contains one active well, the A-4 Well. We own a 0.5% overriding royalty interest in the well. The lease is operated by Maritech Resources. The A-4 Well is currently producing approximately 2.6 MMcf of gas per day and 150 barrels of oil per day.
•	High Island Block 37 — High Island Block 37 is located approximately 15 miles south of Sabine Pass in an average water depth of approximately 36 feet. The block contains one active well, the A-2 Well, and one inactive well, the B-1 Well. We own an approximate 2.8% working interest in this lease that covers 5,760 acres. The lease is operated by Hilcorp Energy Company. The A-2 Well is currently producing approximately 0.7 MMcf of gas per day.
We are primarily dependent on revenue from our pipeline systems and our working interests in leasehold properties. We may not be able to continue our operations unless we can: (i) generate sufficient funds from our operations, (ii) increase pipeline utilization, (iii) offset declining production revenue with revenue from interests in new oil and gas properties, increased throughput from new or existing shippers/producers or acquire other revenue generating assets at an acceptable cost; (iv) monetize our pipeline assets or (v) obtain financing from other sources, we may not be able to continue our operations.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Results of Operations
For the three months ended March 31, 2011 (the “current quarter”), we reported a net loss of $432,088 compared to a net loss of $525,754 for the three months ended March 31, 2010 (the “previous quarter”).
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenue from Pipeline Operations. Revenue from pipeline operations decreased by $86,457, or 20%, in the current quarter to $342,630 primarily due to a decrease in gas volumes transported. Revenue from the BDPS in the current quarter decreased to approximately $281,000 compared to approximately $356,000 in the previous quarter. Daily gas volumes transported on the BDPS averaged 8 MMcf of gas per day in the current quarter compared to 13 MMcf of gas per day in the previous quarter. Revenue on the GA 350 Pipeline decreased to approximately $62,000 in the current quarter compared to approximately $73,000 in the previous quarter. Daily gas volumes transported on the GA 350 Pipeline averaged 13 MMcf of gas per day in the current quarter compared to 15 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenue from oil and gas sales increased by $330,682 to $349,704 in the current quarter primarily due to the addition of production from the North Sumatra Basin-Langsa Field.
Our average realized gas price per Mcf in the current quarter was $3.85 compared to $4.05 in the previous quarter. The sales mix by product was 88% oil and 12% gas. Our average realized price per barrel of oil was $105.33 in the current quarter compared to $78.57 in the previous quarter. Revenue breakdown for the current quarter by field was approximately $4,000 for Galveston Area Block 321, $28,300 for High Island Block 115, $6,400 for High Island Block 37 and $311,000 for the North Sumatra Basin-Langsa Field.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter decreased by $65,654, or 23%, to $221,334 primarily due to decreases in insurance expense and chemical expense. The decreases were partially offset by an increase in consulting fees.
Lease Operating Expenses. Lease operating expenses increased in the current quarter by $237,255 to $258,443, primarily due to the addition of expenses from the North Sumatra Basin-Langsa Field. Lease operating costs associated with the North Sumatra Basin-Langsa Field totaled approximately $238,000 for the current quarter.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization increased $28,862, or 25%, to $146,708 in the current quarter primarily due to the July 2010 acquisition of the North Sumatra Basin-Langsa Field, with associated depletion of approximately $12,400.
General and Administrative Expenses and Stock Based Compensation. General and administrative expenses and stock based compensation expenses decreased by $46,151, or 9%, to $473,391 in the current quarter primarily due to decreases in officer salaries, audit expense and consulting fees. These decreases were partially offset by an increase in franchise tax expense.
Liquidity and Capital Resources
Sources and Uses of Cash. Our primary source of cash is cash flow from operations and cash on hand. During the current quarter, we had negative cash flow from operations of approximately $74,000, primarily as a result of low utilization of our pipeline systems. Our available cash resources decreased from $625,854 at December 31, 2010, to $500,864 at March 31, 2011.
We do not enter into any hedges or any type of derivatives to offset changes in commodity prices. We also do not have any outstanding debt or a credit facility with a bank or institution that may restrict us from issuing debt or common stock.
Over the past three years, our cash flows from operations were not sufficient to fund our working capital requirements. As a result, we have used a portion of our cash reserves to fund our working capital requirements that were not funded from operations.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

	For the Three Months Ended March 31,
	2011	2010
Cash flow from operations
Loss from operations	$(232,294)	$(318,530)
Change in current assets and liabilities	157,919	172,262

Total cash flow from operations	(74,375)	(146,268)

Cash outflows
Payments on note payable	(46,851)	(93,632)
Capital expenditures	(3,764)	—

Total cash outflows	(50,615)	(93,632)

Total change in cash	$(124,990)	$(239,900)

Going Concern. As described in Note (3) “Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements included in this report, there is substantial doubt about our ability to continue as a going concern. We incurred a net loss of $432,088 and $1,022,895 for the three month period ended March 31, 2011 and the year ended December 31, 2010, respectively. We had an accumulated deficit of $31,562,634 and $31,130,546 as of March 31, 2011 and December 31, 2010, respectively. We anticipate that we will continue to incur substantial operating losses unless we are able to achieve and sustain profitability.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of March 31, 2011, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time we are subject to various lawsuits, claims and administrative proceedings that arise out of the normal course of business. At present, we are involved in a lawsuit against LEH to foreclose on the guaranty securing a $2.0 million loan (the “Guaranty”), net of credited and recovered amounts (the “Loan”), that we made to LLRII.
Blue Dolphin v. LEH (State of Texas). On May 26, 2010, we filed a petition in the 129th Judicial District, in the District Court of Harris County, State of Texas (the “Court”) alleging breach of contract and asserting our right to the unpaid principal balance and all accrued interest due and payable under the Loan. Although LEH filed a counter-claim alleging usurious interest based on a $500,000 consulting agreement made between the parties, in September 2010 we exercised our right to cure the alleged usury without having to admit guilt based on a statutory provision. In so doing, the Borrower was credited $500,000 against the outstanding principal balance, and the matter proceeded without undue delay. In response, LEH filed an amended counter-claim further alleging breach of contract under the confidentiality agreement between the parties. By order dated February 7, 2011, the Court granted a partial summary judgment on liability under the promissory note and Guaranty in favor of Blue Dolphin and against LEH and LLRII. The Court, however, deferred a ruling on the damages and attorney’s fees to be awarded. Although the parties reached an agreement regarding the amount of attorneys’ fees to be awarded, and the defendants do not dispute the calculation of damages sought by Blue Dolphin, the defendants continue to contest Blue Dolphin’s entitlement to summary judgment. On February 25, 2011, we filed a motion for entry of the partial summary judgment. On March 28, 2011, our motion for entry of the partial summary judgment was heard before the Court. The Court entered the partial summary judgment in the amount of $1.7 million in favor of Blue Dolphin and against LEH and the Borrower on the promissory note and Guaranty. The only claim that remains pending is the counter-claim alleging breach of contract under the confidentiality agreement.
We believe that the resolution of our current pending matter will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow.
See disclosures in: (i) our Annual Report, as well as (ii) Note (8) “Loan Receivable” and Note (9) “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements included in this report.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

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

By: BLUE DOLPHIN ENERGY COMPANY
May 23, 2011	/s/ IVAR SIEM
Ivar Siem
Chairman, Chief Executive Officer, President, Assistant Treasurer and Secretary

May 23, 2011	/s/ T. SCOTT HOWARD
T. Scott Howard
Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)