Form 10-Q
period 2011-06-30
BLUE DOLPHIN ENERGY CO
filed 2011-08-12
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01 per share (the “Common Stock”) outstanding as of August 12, 2011: 2,090,486

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,271	$625,854
Accounts receivable, net of allowance for doubtful accounts	568,350	598,391
Prepaid expenses and other current assets	173,122	213,071
Loan receivable, net of allowance for loan receivable	—	—

Total current assets	771,743	1,437,316

Property and equipment, at cost:
Oil and gas properties (full-cost method)	2,246,335	2,222,535
Pipelines	4,659,686	4,659,686
Onshore separation and handling facilities	1,919,402	1,919,402
Land	860,275	860,275
Other property and equipment	503,813	503,813

	10,189,511	10,165,711
Less: Accumulated depletion, depreciation and amortization	5,914,266	5,630,730

Total property and equipment, net	4,275,245	4,534,981

Loan receivable, net of allowance for loan receivable	—	—
Other assets	9,463	9,463

Total assets	$5,056,451	$5,981,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$428,700	$543,327
Note payable — insurance	31,234	124,936
Asset retirement obligations, current portion	191,752	192,470
Accrued expenses and other current liabilities	26,091	2,142

Total current liabilities	677,777	862,875

Long-term liabilities:
Asset retirement obligations, net of current portion	2,601,197	2,535,386

Total liabilities	3,278,974	3,398,261

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 100,000,000 shares authorized, 2,090,486 and 2,078,514 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	20,905	20,785
Additional paid-in capital	33,733,140	33,693,260
Accumulated deficit	(31,976,568)	(31,130,546)

Total stockholders’equity	1,777,477	2,583,499

Total liabilities and stockholders’ equity	$5,056,451	$5,981,760

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue from operations:
Pipeline operations	$267,375	$462,392	$610,005	$891,479
Oil and gas sales	353,027	21,199	702,731	40,221

Total revenue from operations	620,402	483,591	1,312,736	931,700

Cost of operations:
Pipeline operating expenses	245,032	325,323	466,366	612,311
Lease operating expenses	271,836	7,824	530,279	29,012
Depletion, depreciation and amortizaton	136,828	128,855	283,536	246,701
General and administrative	349,245	359,027	822,636	838,249
Stock-based compensation	—	13,440	—	53,760
Accretion expense	32,993	29,057	66,079	58,115

Total cost of operations	1,035,934	863,526	2,168,896	1,838,148

Loss from operations	(415,532)	(379,935)	(856,160)	(906,448)

Other income:
Interest and other income	1,598	9,998	10,138	10,757

Loss before income taxes	(413,934)	(369,937)	(846,022)	(895,691)

Income taxes	—	—	—	—

Net loss	$(413,934)	$(369,937)	$(846,022)	$(895,691)

Loss per common share
Basic	$(0.20)	$(0.22)	$(0.41)	$(0.53)

Diluted	$(0.20)	$(0.22)	$(0.41)	$(0.53)

Weighted average number of common shares outstanding
Basic	2,088,637	1,709,591	2,085,604	1,704,967

Diluted	2,088,637	1,709,591	2,085,604	1,704,967

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net loss	$(846,022)	$(895,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	283,536	246,701
Accretion of asset retirement obligations	66,079	58,115
Common stock issued for services	40,000	40,000
Compensation from issuance of stock options	—	53,760
Changes in operating assets and liabilities:
Accounts receivable	30,041	(62,844)
Prepaid expenses and other assets	39,949	157,676
Abandonment costs incurred	(986)	—
Accounts payable, accrued expenses, and other current liabilities	(90,678)	23,670

Net cash used in operating activities	(478,081)	(378,613)

Investing Activities:
Exploration and development costs	(23,800)	—

Net cash used in investing activities	(23,800)	—

Financing Activities:
Payments on insurance finance note	(93,702)	(141,934)

Net cash used in financing activities	(93,702)	(141,934)

Net decrease in cash and cash equivalents	(595,583)	(520,547)

Cash and Cash Equivalents at Beginning of Period	625,854	1,016,483

Cash and Cash Equivalents at End of Period	$30,271	$495,936

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
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
(2) Significant Accounting Policies
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
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010 (“Annual Report”). The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2011.
Accounting Estimates
We have made a number of estimates and assumptions related to the reporting of condensed consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. This includes assessing the realization of an outstanding note receivable, the estimated useful life of pipeline assets, valuation of stock-based payments and reserve information, which affects the depletion calculation and the full-cost ceiling limitation. While we believe current estimates are reasonable and appropriate, actual results could differ from those estimated.
Going Concern
Our condensed consolidated financial statements, which have been prepared in accordance with GAAP, contemplated that we would continue as a going concern. As such, our condensed consolidated financial statements do not contain any adjustments that might result if we were unable to continue as a going concern. We incurred a

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
net loss of $846,022 for the six months ended June 30, 2011. At June 30, 2011, we had an accumulated deficit of $31,976,568 and at December 31, 2010, we had an accumulated deficit of $31,130,546.
As of the quarter ended June 30, 2011, our limited revenue and cash flow deficiencies raised substantial doubt as to our ability to continue as a going concern. Then existing and anticipated working capital needs, lower than anticipated revenue, increased expenses and/or the inability to recover damages awarded under a partial summary judgment related to a defaulted loan affected our ability to continue as a going concern. On August 3, 2011, we received net proceeds of approximately $3.6 million in cash pursuant to the sale of a portion of our onshore facilities and pipeline assets. We anticipate that our current cash reserves will provide us with sufficient cash to fund our operations beyond the next twelve months. See Note (9), Subsequent Events, in the “Notes to Condensed Consolidated Financial Statements” included in this report.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all aged accounts receivables for collectability and establish an allowance as necessary for individual customer balances. As of June 30, 2011 and December 31, 2010, there was no allowance recorded related to trade accounts receivable.
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
Impairment of Oil and Gas Properties
We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to a “ceiling,” which is determined based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, calculated using prevailing oil and natural gas prices on the last day of the period, or a subsequent higher price under certain circumstances. Any excess of the net book value of our oil and natural gas

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
properties over the ceiling must be recognized as a non-cash impairment expense. Our ceiling for the three and six months ended June 30, 2011, was calculated using domestic prices of $90.09 per barrel of oil and $4.10 per MMbtu of gas and an international price of $98.02 per barrel of oil. Our ceiling for the three and six months ended June 30, 2010, was calculated using domestic prices of $76.21 per barrel of oil and $4.17 per MMbtu of gas.
Pipelines and Facilities
Pipelines and facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB’s standards on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom. We did not have any impairment of our pipelines and facilities for the three and six month periods ended June 30, 2011 and 2010.
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
Recognition of Oil and Gas Revenue
Sales from producing wells are recognized on the entitlement method of accounting, which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at June 30, 2011 and 2010 was not material.
Recognition of Pipeline Transportation Revenue
Revenue from our pipelines is derived from fee-based contracts and is typically based on transportation fees per unit of volume transported multiplied by the volume delivered. Revenue is recognized when volumes have been physically delivered for the customer through the pipeline.
(3) Business Segment Information
Our operations are conducted in two principal business segments: (i) pipeline transportation services and (ii) oil and gas exploration and production. The business segments are managed jointly primarily due to the size of our employee base and the scope of our operations. Management uses earnings before interest expense and income taxes (“EBIT”), a non-GAAP financial measure, to assess the operating results and effectiveness of our business segments, which consist of our consolidated businesses and investments. We believe EBIT is useful to our investors because it allows them to evaluate our operating performance using the same performance measure analyzed internally by management. EBIT is adjusted for: (i) items that do not impact our income or loss from continuing operations, such as the impact of accounting changes, (ii) income taxes and (iii) interest expense (or income). We exclude interest expense (or income) and other expenses or income not pertaining to the operations of our segments from this measure so that investors may evaluate our current operating results without regard to our financing methods or capital structure. We understand that EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income (loss) and other performance measures such as operating cash flows.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
Following is a reconciliation of our EBIT (by business segment) for the three months ended June 30, 2011, and at June 30, 2011:

	Three Months Ended June 30, 2011
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$267,375	$353,027	$—	$620,402
Operation cost(2)	374,088	411,453	113,565	899,106
Depletion, depreciation and amortization	99,319	36,657	852	136,828

EBIT	$(206,032)	$(95,083)	$(114,417)	$(415,532)

Capital expenditures	$—	$20,036	$—	$20,036

Identifiable assets(3)	$3,313,260	$1,458,049	$285,142	$5,056,451

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of $0.03 million.

(2)	Allocable general and administrative costs are allocated based on revenue.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
Following is a reconciliation of our EBIT (by business segment) for the three months ended June 30, 2010, and at June 30, 2010:

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
Following is a reconciliation of our EBIT (by business segment) for the six months ended June 30, 2011, and at June 30, 2011:

	Six Months Ended June 30, 2011
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$610,005	$702,731	$—	$1,312,736
Operation cost(2)	805,652	855,904	223,804	1,885,360
Depletion, depreciation and amortization	202,491	79,182	1,863	283,536

EBIT	$(398,138)	$(232,355)	$(225,667)	$(856,160)

Capital expenditures	$—	$23,800	$—	$23,800

Identifiable assets(3)	$3,313,260	$1,458,049	$285,142	$5,056,451

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of $0.03 million.

(2)	Allocable general and administrative costs are allocated based on revenue.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
Following is a reconciliation of our EBIT (by business segment) for the six months ended June 30, 2010, and at June 30, 2010:

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
(4) Asset Retirement Obligations
We have asset retirement obligations associated with the future abandonment of our pipelines and related facilities and our offshore oil and gas properties. The following table summarizes our asset retirement obligation transactions during the three months ended June 30, 2011:

Asset retirement obligations as of December 31, 2010	$2,727,856
Liabilities incurred	—
Liabilities settled	(986)
Accretion expense	66,079

Asset retirement obligations as of June 30, 2011	2,792,949
Less: current portion of asset retirement obligations	191,752

Asset retirement obligations long-term balance as of June 30, 2011	$2,601,197

(5) Earnings Per Share
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
Employee stock options and stock warrants outstanding were not included in the computation of diluted earnings per share for the quarters ended June 30, 2011 and 2010, because their assumed exercise and conversion would have an anti-dilutive effect on the computation of diluted loss per share.
The following table provides reconciliation between basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic and Diluted	2011	2010	2011	2010
Net loss	$(413,934)	$(369,937)	$(846,022)	$(895,691)

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	2,088,637	1,709,591	2,085,604	1,704,967

Per share amount	$(0.20)	$(0.22)	$(0.41)	$(0.53)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
(6) Stock Options
We adopted the 2000 Stock Incentive Plan effective April 14, 2000, following approval by our stockholders. An amendment to the plan was approved by our stockholders in 2007. Under the plan, as amended (the “2000 Plan”), we are able to make awards of stock-based compensation. The 2000 Plan has expired and currently no shares may be issued under the plan. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan. The 2000 Plan is administered by the Compensation Committee of the Board.
Pursuant to FASB guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the three months ended June 30, 2011, and the year ended December 31, 2010.
Expected volatility used in the model was based on the historical volatility of our common stock and was weighted 50% for the historical volatility over a past period equal to the expected term and 50% for the historical volatility over the past two years prior to the grant date. This weighting method was chosen to account for the significant changes in our financial condition beginning approximately three years ago. These changes include changes in our working capital, changes in pipeline throughput and a reduction and ultimate elimination of our outstanding debt.
The expected term of options granted used in our models represent the period of time that options granted are expected to be outstanding. The method used to estimate the expected term is the “simplified” method as allowed under the provisions of the SEC’s Staff Accounting Bulletin No. 107. This number is calculated by taking the average of the sum of the vesting period and the original contract term. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the date of the grant. As we have not declared dividends on common stock since we became a public company, no dividend yields are used. No forfeiture rate is assumed due to the lack of forfeiture history for these types of awards. Actual value realized, if any, is dependent on the future performance of our common stock and overall stock market conditions. There is no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton option-pricing model.
At June 30, 2011, there were a total of 30,390 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2010	30,390	$13.29

Options granted	—	$—

Options exercised	—	$—

Options expired or cancelled	—	$—

Options outstanding at June 30, 2011	30,390	$13.29	2.3	$4,571

Options exercisable at June 30, 2011	30,390	$13.29	2.3	$4,571

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
The following table summarizes additional information about stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining	Weighted		Average
Range of Exercise	Number	Contractual Life	Average Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$2.45 to $5.60	10,118	1.8	$3.06	10,118	$3.06
$10.85 to $13.30	3,346	0.6	$11.95	3,346	$11.95
$19.67	16,926	2.9	$19.67	16,926	$19.67

	30,390			30,390

We recognized no compensation expense for vested stock options for the three and six months ended June 30, 2011, compared to $13,440 and $53,760 for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, there was no unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan.
We recognized $20,000 and $40,000 of expense related to the fair value issuance of restricted common stock to our independent directors for the three and six months ended June 30, 2011, respectively.
(7) Loan Receivable
We recorded an allowance for doubtful loan receivable of $1.5 million at December 31, 2009. The loan receivable is associated with a $2.0 million loan, net of credited and recovered amounts (the “Loan”), made to Lazarus Louisiana Refinery II, LLC (“LLRII”) on July 31, 2009 and due on January 31, 2010. As of June 30, 2011, we continued to maintain an allowance for the uncollected balance of the Loan.
In the second quarter of 2010, we began foreclosure proceedings in Louisiana against the collateral, as well as legal proceedings in Texas against the guaranty, that secured the Loan. As a result of a foreclosure auction in Louisiana, we acquired a salt water disposal well in the third quarter of 2010. Based on the asset’s appraised value, we recovered $201,000 of the allowance for doubtful loan receivable. Under the legal proceedings in Texas, we were granted a partial summary judgment on liability under the promissory note and guaranty in favor of Blue Dolphin. However, the court deferred a ruling on the damages and attorney’s fees to be awarded. On March 28, 2011, our motion for entry of the partial summary judgment was heard before the court. The court entered the partial summary judgment in the amount of $1.7 million in favor of Blue Dolphin and against Lazarus Energy Holdings (“LEH”) and LLRII on the promissory note and guaranty. The only claim that remains pending is the counter-claim alleging breach of contract under the confidentiality agreement. On May 12, 2011, the parties entered into a Rule 11 Agreement in the interests of resolving the claims and disputes related to this matter. See Note (9), Subsequent Events, in the “Notes to Condensed Consolidated Financial Statements” included in this report.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
(8) Commitments and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our condensed consolidated financial position, results of operations or cash flows.
(9) Subsequent Events
On July 13, 2011, we entered into a Purchase and Sale Agreement (the “PSA”) with LEH, LLRII, Lazarus Texas Refinery II, LLC, Lazarus Environmental, LLC, Lazarus Energy, LLC (“LE”) and Lazarus Energy Development, LLC whereby we will acquire 100% of the membership interest of LE, the primary asset of which is the Nixon Refinery in Nixon, Texas. Our purchase consideration is 8,346,984 shares of common stock with such number being adjusted at closing to cause LEH to receive 80% of the issued and outstanding shares of our common stock. Closing of the transaction is subject to: (i) LEH obtaining funding of at least $3.7 million for startup of the Nixon Refinery and (ii) approval of the transaction by our stockholders.
Pursuant to an Asset Purchase Agreement (the “APA”), our wholly owned subsidiary, Blue Dolphin Pipe Line Company (“BDPL”) sold its eighty-three and one-third percent (83 1/3%) interest in the Buccaneer Pipeline to Sunoco Partners Marketing & Terminals L.P. for net proceeds of approximately $3.6 million in cash. The transaction closed on August 3, 2011.
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
Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed in Item 1A “Risk Factors” in our Annual Report, as filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
Executive Summary
We are engaged in two lines of business: (i) pipeline transportation services to producer/shippers, and (ii) oil and gas exploration and production.
Pipeline Operations. We market our gathering and transportation services to producers/shippers operating in the vicinity of our pipelines, which are located offshore and onshore in the Texas Gulf Coast area. We charge producer/shippers various fees for: (i) transportation of their condensate and natural gas offshore to our onshore facilities, (ii) separation, dehydration and storage of their condensate and natural gas at our onshore facilities and (iii) the subsequent sale of their condensate through our barge-loading terminal and/or their natural gas through our chemical plant complex and intrastate pipeline system tie-in. All of our pipeline assets are held by and the business conducted by Blue Dolphin Pipe Line Company. Unless otherwise stated herein, all gas liquid volumes transported are attributable to production from third party producers/shippers.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Pipeline Assets. The following provides a summary of our pipeline segments:

Pipeline			Miles of	Capacity	Storage
Segment	Market	Ownership	Pipeline	(MMcf/d)	(Bbls)
BDPS	Gulf of Mexico	83.3%	38	180	85,000
GA 350	Gulf of Mexico	83.3%	13	65	—
Omega	Gulf of Mexico	83.3%	18	110	—
•	Blue Dolphin Pipeline System (“BDPS”) — The BDPS includes the Blue Dolphin Pipeline, an offshore platform, the Buccaneer Pipeline, onshore facilities for oil and gas separation and dehydration, 85,000 Bbls of above-ground tankage for storage of crude oil and condensate, a barge loading terminal on the Intracoastal Waterway and 360 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the BDPS’ onshore facilities, pipeline easements and rights-of-way are located. The BDPS gathers and transports oil and gas from various offshore fields in the Galveston Area of the U.S. Gulf of Mexico to our onshore facilities located in Freeport, Texas. After processing, the gas is transported to the Dow Chemical Plant Complex and a major intrastate pipeline system with further downstream tie-ins to other intrastate and interstate pipeline systems and end users. The Blue Dolphin Pipeline, which is a component of the BDPS, consists of two segments:
(i)	the offshore segment, which transports both oil and gas and is comprised of approximately 34 miles of 20-inch pipeline originating at an offshore platform in Galveston Area Block 288 and running to shore; the offshore segment also includes the platform in Galveston Area Block 288 and 5 field gathering lines totaling approximately 27 miles connected to the main 20-inch line; an additional 2 miles of 20-inch pipeline onshore connects the offshore segment to the onshore facility at Freeport, Texas; and

(ii)	the onshore segment, which includes approximately 2 miles of 16-inch pipeline for transportation of gas from the onshore facility to a sales point at a chemical plant complex and intrastate pipeline system tie-in in Freeport, Texas; the Buccaneer Pipeline, an approximate 2 mile, 8-inch liquids pipeline, transports crude oil and condensate from the onshore facility storage tanks to our barge-loading terminal on the Intracoastal Waterway near Freeport, Texas for sale to third parties.
The BDPS spans approximately 38 miles from Galveston Area Block 288 offshore to our onshore facilities and the Dow Chemical Plant Complex in Freeport, Texas. We own an 83% undivided interest in the BDPS. The BDPS has an aggregate capacity of approximately 180 MMcf of gas and 7,000 Bbls of crude oil and condensate per day. The BDPS is currently transporting an aggregate of approximately 2 MMcf of gas per day from 5 shippers, which represents 1% of throughput capacity.

•	Galveston Area Block 350 Pipeline (the “GA 350 Pipeline”) — The GA 350 Pipeline is an 8-inch, 13 mile offshore pipeline extending from Galveston Area Block 350 to an interconnect with a transmission pipeline in Galveston Area Block 391 located approximately 14 miles south of the Blue Dolphin Pipeline. Current system capacity on the GA 350 Pipeline is 65 MMcf of gas per day. We own an 83% undivided interest in the GA 350 Pipeline. The GA 350 Pipeline is currently transporting an aggregate of approximately 15 MMcf of gas per day from 4 shippers, which represents 23% of throughput capacity.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
•	Omega Pipeline — The Omega Pipeline originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342, where it was previously connected to the High Island Offshore System. We own an 83% undivided interest in the Omega Pipeline. The Omega Pipeline is currently inactive. Reactivation of the Omega Pipeline is dependent upon future drilling activity in the vicinity and successfully attracting producer/shippers to the system.
Exploration and Production. Our oil and gas exploration and production activities include leasehold interests in properties located in the U.S. Gulf of Mexico and the North Sumatra Basin offshore Indonesia. Our leasehold interests, which are held by and the business conducted by Blue Dolphin Petroleum Company, are subject to royalty and overriding royalty interests. We evaluate and manage oil and gas properties by considering geology, reserve life and hydrocarbon mix based on seismic and other data.
Exploration and Production Assets. The following provides a summary of our oil and gas properties:

		Approximate Working /
Field	Operator	Royalty Interest
Indonesia:
North Sumatra Basin-Langsa Field	Blue Sky Langsa, Ltd.	7.0%
U.S. Gulf of Mexico:
High Island Block 115	Rooster Petroleum, LLC	2.5%
Galveston Area Block 321	Maritech Resources, Inc.	0.5%
High Island Block 37	Hilcorp Energy Company	2.8%
•	North Sumatra Basin-Langsa Field — Located offshore Indonesia, the North Sumatra Basin-Langsa Field covers approximately 77 square kilometers and contains two oil fields in waters less than 325 feet deep. Four wells have been completed in the Malacca Formation — one active, the H-4 Well, and three inactive. Production is gathered via a floating production storage and offloading (FPSO) vessel operated by Mitsui Ocean Development & Engineering Co., Ltd. We own a 7.0% working interest in the oil field. The H-4 Well is currently producing approximately 400 barrels of oil per day.

•	High Island Block 115 — High Island Block 115 is located approximately 30 miles southeast of Bolivar Peninsula in an average water depth of approximately 38 feet. The block contains one active well, the B-1 ST2 Well. We own a 2.5% working interest in a single production zone in the well. The lease is operated by Rooster Petroleum, LLC. The B-1 ST2 Well is currently producing approximately 4 MMcf of gas per day.

•	Galveston Area Block 321 — Galveston Area Block 321 is located approximately 32 miles southeast of Galveston in an average water depth of approximately 66 feet. The block contains one active well, the A-4 Well. We own a 0.5% overriding royalty interest in the well. The lease is operated by Maritech Resources. The A-4 Well is currently producing approximately 2 MMcf of gas per day and 120 barrels of oil per day.

•	High Island Block 37 — High Island Block 37 is located approximately 15 miles south of Sabine Pass in an average water depth of approximately 36 feet. The block contains one active well, the A-2 Well, and one inactive well, the B-1 Well. We own an approximate 2.8% working interest in this lease that covers 5,760 acres. The lease is operated by Hilcorp Energy Company. The A-2 Well, which was shut-in during the second quarter, remains off production.
We are primarily dependent on revenue from our pipeline systems and our interests in leasehold properties. We may not be able to continue our operations unless we are able to: (i) generate sufficient funds from our operations, (ii) increase pipeline utilization rates, (iii) offset declining production revenue with revenue from interests in new oil and gas properties, (iv) increase throughput from new or existing shippers/producers, (v) acquire other revenue generating assets at a reasonable price; (vi) monetize our pipeline assets or (vii) obtain financing from other sources.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
For the three months ended June 30, 2011 (the “current quarter”), we reported a net loss of $413,934 compared to a net loss of $369,937 for the three months ended June 30, 2010 (the “previous quarter”).
Revenue from Pipeline Operations. Revenue from pipeline operations decreased by $195,017, or 42%, in the current quarter to $267,375 primarily due to a decrease in gas volumes transported. Revenue from the BDPS in the current quarter decreased to approximately $192,600 compared to approximately $368,600 in the previous quarter. Daily gas volumes transported on the BDPS averaged 6 MMcf of gas per day in the current quarter compared to 16 MMcf of gas per day in the previous quarter. Revenue on the GA 350 Pipeline decreased to approximately $74,800 in the current quarter compared to approximately $94,000 in the previous quarter. Daily gas volumes transported on the GA 350 Pipeline averaged 14 MMcf of gas per day in the current quarter compared to 19 MMcf of gas per day in the previous quarter.
Revenue from Oil and Gas Sales. Revenue from oil and gas sales increased by $331,828 to $353,027 in the current quarter primarily due to the addition of production from the North Sumatra Basin-Langsa Field.
Our average realized gas price per Mcf in the current quarter was $4.09 compared to $4.41 in the previous quarter. The sales mix by product was 90% oil and 10% gas. Our average realized price per barrel of oil was $117.00 in the current quarter compared to $36.39 in the previous quarter. Revenue breakdown for the current quarter by field was approximately $308,800 for the North Sumatra Basin-Langsa Field, approximately $29,200 for High Island Block 115, approximately $13,000 for Galveston Area Block 321 and approximately $1,900 for High Island Block 37.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter decreased by $80,291, or 25%, to $245,032 primarily due to decreases in consulting fees, insurance expense and chemical expense.
Lease Operating Expenses. Lease operating expenses increased in the current quarter by $264,012 to $271,836, primarily due to the addition of expenses from the North Sumatra Basin-Langsa Field. Lease operating costs associated with the North Sumatra Basin-Langsa Field totaled approximately $253,000 for the current quarter.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
For the six months ended June 30, 2011 (the “current period”), we reported a net loss of $846,022 compared to a net loss of $895,691 for the six months ended June 30, 2010 (the “previous period”).
Revenue from Pipeline Operations. Revenue from pipeline operations decreased by $281,474, or 32%, in the current period to $610,005 primarily due to a decrease in gas volumes transported. Revenue from the BDPS in the current period decreased to approximately $473,000 compared to approximately $724,000 in the previous period. Daily gas volumes transported on the BDPS averaged 7 MMcf of gas per day in the current period compared to 15 MMcf of gas per day in the previous period. Revenue on the GA 350 Pipeline decreased to approximately $137,000 in the current period compared to approximately $167,000 in the previous period. Daily gas volumes transported on the GA 350 Pipeline averaged 13 MMcf of gas per day in the current period compared to 20 MMcf of gas per day in the previous period.
Revenue from Oil and Gas Sales. Revenue from oil and gas sales increased by $662,510 to $702,731 in the current period primarily due to the addition of production from the North Sumatra Basin-Langsa Field.
Our average realized gas price per Mcf in the current period was $3.94 compared to $4.25 in the previous period. The sales mix by product was 89% oil and 11% gas. Our average realized price per barrel of oil was $110.95 in the current period compared to $69.08 in the previous period. Revenue breakdown for the current period by field was approximately $619,900 for the North Sumatra Basin-Langsa Field, approximately $57,500 for High Island Block 115, approximately $17,000 for Galveston Area Block 321 and approximately $8,300 for High Island Block 37.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Pipeline Operating Expenses. Pipeline operating expenses in the current period decreased by $145,945, or 24%, to $466,366 primarily due to decreases in insurance expense and chemical expense. The decreases were partially offset by an increase in consulting fees.
Lease Operating Expenses. Lease operating expenses increased in the current period by $501,267 to $530,279, primarily due to the addition of expenses from the North Sumatra Basin-Langsa Field. Lease operating costs associated with the North Sumatra Basin-Langsa Field totaled approximately $491,000 for the current period.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization increased $36,835, or 15%, to $283,536 in the current period primarily due to the July 2010 acquisition of the North Sumatra Basin-Langsa Field, with associated depletion of approximately $19,000.
Liquidity and Capital Resources
Sources and Uses of Cash. Our primary source of cash is cash flow from operations and cash on hand. During the current period, we had negative cash flow from operations of approximately $478,000, primarily as a result of low utilization of our pipeline systems. Our available cash resources decreased from $625,854 at December 31, 2010, to $30,271 at June 30, 2011.
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

	For the Six Months Ended June 30,
	2011	2010
Cash flow from operations
Loss from operations	$(456,407)	$(497,115)
Change in current assets and liabilities	(21,674)	118,502

Total cash flow from operations	(478,081)	(378,613)

Cash outflows
Payments on note payable	(93,702)	(141,934)
Capital expenditures	(23,800)	—

Total cash outflows	(117,502)	(141,934)

Total change in cash	$(595,583)	$(520,547)

Going Concern. As described in Note (2), Significant Accounting Policies, in the “Notes to Condensed Consolidated Financial Statements” included in this report, our condensed consolidated financial statements contemplated that we would continue as a going concern. We incurred a net loss of $846,022 and $1,022,895 for the six month period ended June 30, 2011 and the year ended December 31, 2010, respectively. We had an accumulated deficit of $31,976,568 and $31,130,546 as of June 30, 2011 and December 31, 2010, respectively. As of the quarter ended June 30, 2011, our limited revenue and cash flow deficiencies raised substantial doubt as to our ability to continue as a going concern. Then existing and anticipated working capital needs, lower than anticipated revenue, increased expenses and/or the inability to recover damages awarded under a partial summary judgment related to a defaulted loan affected our ability to continue as a going concern. On August 3, 2011, we received net proceeds of approximately $3.6 million in cash pursuant to the sale of a portion of our onshore facilities and pipeline assets. We anticipate that our current cash reserves will provide us with sufficient cash to fund our operations beyond the next

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
twelve months. See Note (9), Subsequent Events, in the “Notes to Condensed Consolidated Financial Statements” included in this report.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of June 30, 2011, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are subject to various lawsuits, claims and administrative proceedings that arise out of the normal course of business. At present, we are involved in a lawsuit against the Lazarus Energy Holdings, LLC (“LEH”) to foreclose on a guaranty (the “Guaranty”) securing a $2.0 million loan, net of credited and recovered amounts (the “Loan”), that we made to Lazarus Louisiana Refinery II, LLC (“LLRII”).
Blue Dolphin v. LEH. On May 26, 2010, we filed a petition in the 129th Judicial District, in the District Court of Harris County, State of Texas (the “Court”) alleging breach of contract and asserting our right to the unpaid principal balance and all accrued interest due and payable under the Loan. Although LEH filed a counter-claim alleging usurious interest based on a $500,000 consulting agreement made between the parties, in September 2010 we exercised our right to cure the alleged usury without having to admit guilt based on a statutory provision. In so doing, LLRII was credited $500,000 against the outstanding principal balance, and the matter proceeded without undue delay. In response, LEH filed an amended counter-claim further alleging breach of contract under the confidentiality agreement between the parties. By order dated February 7, 2011, the Court granted a partial summary judgment on liability under the promissory note and Guaranty in favor of Blue Dolphin and against LEH and LLRII. The Court, however, deferred a ruling on the damages and attorney’s fees to be awarded. Although the parties reached an agreement regarding the amount of attorneys’ fees to be awarded, and the defendants do not dispute the calculation of damages sought by Blue Dolphin, the defendants continue to contest Blue Dolphin’s entitlement to summary judgment. On February 25, 2011, we filed a motion for entry of the partial summary judgment. On March 28, 2011, our motion for entry of the partial summary judgment was heard before the Court. The Court entered the partial summary judgment in the amount of $1.7 million in favor of Blue Dolphin and against LEH and LLRII on the promissory note and Guaranty. The only claim that remains pending is the counter-claim alleging breach of contract under the confidentiality agreement. On May 12, 2011, the parties entered into a Rule 11 Agreement in the interests of resolving the claims and disputes related to this matter. See Note (9), Subsequent Events, in the “Notes to Condensed Consolidated Financial Statements” included in this report.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
We believe that the resolution of our current pending matter will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow.
See disclosures in: (i) our Annual Report and (ii) Note (7), Loan Receivable, Note (8), Commitments and Contingencies and Note (9), Subsequent Events in the “Notes to Condensed Consolidated Financial Statements” included in this report.
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

	By:	BLUE DOLPHIN ENERGY COMPANY

August 12, 2011	/s/ IVAR SIEM
Ivar Siem
Chairman, Chief Executive Officer, President, Assistant Treasurer and Secretary

August 12, 2011	/s/ T. SCOTT HOWARD
T. Scott Howard
Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)