Form 10-Q
period 2011-09-30
BLUE DOLPHIN ENERGY CO
filed 2011-11-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2011

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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01 per share (the “Common Stock”) outstanding as of November 3, 2011:      2,098,390

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,643,508	$625,854
Accounts receivable, net of allowance for doubtful accounts	716,750	598,391
Prepaid expenses and other current assets	83,163	213,071
Loan receivable, net of allowance for loan receivable	—	—

Total current assets	3,443,421	1,437,316

Property and equipment, at cost:
Oil and gas properties (full-cost method)	2,377,041	2,222,535
Pipelines	4,342,480	4,659,686
Onshore separation and handling facilities	1,344,455	1,919,402
Land	473,225	860,275
Other property and equipment	557,374	503,813

	9,094,575	10,165,711
Less: Accumulated depletion, depreciation and amortization	5,233,243	5,630,730

Total property and equipment, net	3,861,332	4,534,981

Loan receivable, net of allowance for loan receivable	—	—

Other assets	9,463	9,463

Total assets	$7,314,216	$5,981,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$463,094	$543,327
Note payable — insurance	—	124,936
Asset retirement obligations, current portion	138,538	192,470
Accrued expenses and other current liabilities	39,598	2,142

Total current liabilities	641,230	862,875

Long-term liabilities:
Asset retirement obligations, net of current portion	2,351,975	2,535,386

Total liabilities	2,993,205	3,398,261

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value, 100,000,000 shares authorized, 2,098,390 and 2,078,514 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)

	20,984	20,785
Additional paid-in capital	33,753,061	33,693,260
Accumulated deficit	(29,453,034)	(31,130,546)

Total stockholders’ equity	4,321,011	2,583,499

Total liabilities and stockholders’ equity	$7,314,216	$5,981,760

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue from operations:
Pipeline operations	$219,006	$502,369	$829,011	$1,393,848
Oil and gas sales	301,417	237,940	1,004,148	278,161

Total revenue from operations	520,423	740,309	1,833,159	1,672,009

Cost of operations:
Pipeline operating expenses	532,931	243,531	999,297	855,842
Lease operating expenses	286,439	221,019	816,718	250,031
Depletion, depreciation and amortizaton	123,355	217,105	406,891	463,806
Recovery on previous allowance for doubtful loan receivable	—	(201,000)	—	(201,000)
General and administrative	273,567	286,288	1,056,203	1,084,537
Stock-based compensation	20,000	20,000	60,000	113,760
Accretion expense	32,805	30,563	98,884	88,678

Total cost of operations	1,269,097	817,506	3,437,993	2,655,654

Gain on sale of property and equipment	3,267,070	—	3,267,070	—

Income (Loss) from operations	2,518,396	(77,197)	1,662,236	(983,645)

Other income:
Interest and other income	5,138	8,115	15,276	18,872

Income (Loss) before income taxes	2,523,534	(69,082)	1,677,512	(964,773)

Income taxes	—	—	—	—

Net income (loss)	$2,523,534	$(69,082)	$1,677,512	$(964,773)

Income (Loss) per common share
Basic	$1.20	$(0.04)	$0.80	$(0.54)

Diluted	$1.20	$(0.04)	$0.80	$(0.54)

Weighted average number of common shares outstanding
Basic	2,094,438	1,967,278	2,088,581	1,793,365

Diluted	2,095,166	1,967,278	2,091,428	1,793,365

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities:
Net income (loss)	$1,677,512	$(964,773)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	406,891	463,806
Gain on sale of property and equipment	(3,267,070)	—
Recovery on previous allowance for doubtful loan receivable	—	(201,000)
Accretion of asset retirement obligations	98,884	88,678
Stock-based compensation	60,000	113,760
Changes in operating assets and liabilities:
Accounts receivable	(118,359)	(62,357)
Prepaid expenses and other assets	129,908	171,695
Abandonment costs incurred	(336,227)	(38,996)
Accounts payable, accrued expenses and other current liabilities	(42,777)	11,305

Net cash used in operating activities	(1,391,238)	(417,882)

Investing Activities:
Purchases of property and equipment	(216,172)	(58,719)
Proceeds from sale of property and equipment	3,750,000	—

Net cash provided by (used in) investing activities	3,533,828	(58,719)

Financing Activities:
Payments on insurance finance note	(124,936)	(173,479)

Net cash used in financing activities	(124,936)	(173,479)

Net increase (decrease) in cash and cash equivalents	2,017,654	(650,080)

Cash and Cash Equivalents at Beginning of Period	625,854	1,016,483

Cash and Cash Equivalents at End of Period	$2,643,508	$366,403

Supplemental Information:
Non-cash investing and financing activities
Purchase of property and equipment with company stock	$—	$685,714

Property and equipment acquired as partial settlement of loan receivable	$—	$201,000

Increase in asset retirement obligation and property and equipment	$—	$391,369

See accompanying notes to the condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
(1) Organization
Company Summary
Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”), a Delaware corporation, was formed in 1986 as a holding company and conducts substantially all of its operations through its subsidiaries. Our operating subsidiaries include:
•	Blue Dolphin Pipe Line Company (“BDPL”), a Delaware corporation;
•	Blue Dolphin Petroleum Company, a Delaware corporation;
•	Blue Dolphin Exploration Company, a Delaware corporation;
•	Blue Dolphin Services Co., a Texas corporation; and
•	Petroport, Inc., a Delaware corporation.
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
Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K and Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2010 (“Annual Report”). The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2011.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
On August 3, 2011, we received proceeds of approximately $3.7 million in cash pursuant to the sale of a portion of our onshore facilities and pipeline assets. We anticipate that our current cash reserves will provide us with sufficient cash to fund our operations beyond the next twelve months. See Note (9), Disposition of Assets, in the “Notes to Condensed Consolidated Financial Statements” included in this report.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all aged accounts receivables for collectability and establish an allowance as necessary for individual customer balances. As of September 30, 2011 and December 31, 2010, there was no allowance recorded related to trade accounts receivable.
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
Impairment of Oil and Gas Properties
We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to a “ceiling,” which is determined based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, calculated using prevailing oil and natural gas prices on the last day of the period, or a subsequent higher price under certain circumstances. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. Our ceiling for the three and nine months ended September 30, 2011, was calculated using domestic prices of $94.50 per barrel of oil and $4.09 per MMbtu of gas and an international price of $107.59 per barrel of oil. Our ceiling for the three and nine months ended September 30, 2010, was calculated using domestic prices of $77.61 per barrel of oil and $4.42 per MMbtu of gas.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Pipelines and Facilities
Pipelines and facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with the ASC on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom. We did not have any impairment of our pipelines and facilities for the three and nine month periods ended September 30, 2011 and 2010. During the quarter ended September 30, 2011, BDPL sold its eighty-three and one-third percent (83⅓%) undivided interest in the Buccaneer Pipeline to Sunoco Partners Marketing and Terminals L.P. (“Sunoco”). BDPL still maintains its 83⅓% undivided interest in the Galveston Area Block 350 Pipeline, as well as an 83⅓% undivided interest in the Omega Pipeline.
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
Recognition of Oil and Gas Revenue
Sales from producing wells are recognized on the entitlement method of accounting, which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at September 30, 2011 and 2010 was not material.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Following is a reconciliation of our EBIT (by business segment) for the three months ended September 30, 2011, and at September 30, 2011:

	Three Months Ended September 30, 2011
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$219,006	$301,418	$—	$520,424
Operation cost(2)	641,004	399,174	105,565	1,145,743
Depletion, depreciation and amortization	90,254	32,445	656	123,355
Gain on sale of property and equipment	3,267,070	—	—	3,267,070

EBIT	$2,754,818	$(130,202)	$(106,220)	$2,518,396

Capital expenditures	$8,105	$130,704	$53,561	$192,370

Identifiable assets(3)	$5,151,988	$1,788,678	$373,550	$7,314,216

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of approximately $57,000

(2)	Allocable general and administrative costs are allocated based on revenue.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
Following is a reconciliation of our EBIT (by business segment) for the three months ended September 30, 2010, and at September 30, 2010:

	Three Months Ended September 30, 2010
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$502,369	$237,940	$—	$740,309
Operation cost(2)	333,715	335,987	131,699	801,401
Depletion, depreciation and amortization	105,043	110,881	1,181	217,105
Recovery on previous allowance for doubtful loan receivable	—	—	201,000	201,000

EBIT	$63,611	$(208,928)	$68,120	$(77,197)

Capital expenditures	$—	$1,135,802	$201,000	$1,336,802

Identifiable assets(3)	$4,123,478	$1,257,593	$363,935	$5,745,006

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of $0.4 million.

(2)	Allocable general and administrative costs are allocated based on revenue.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Following is a reconciliation of our EBIT (by business segment) for the nine months ended September 30, 2011, and at September 30, 2011:

	Nine Months Ended September 30, 2011
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$829,011	$1,004,148	$—	$1,833,159
Operation cost(2)	1,446,655	1,255,077	329,370	3,031,102
Depletion, depreciation and amortization	292,745	111,627	2,519	406,891
Gain on sale of property and equipment	3,267,070	—	—	3,267,070

EBIT	$2,356,681	$(362,556)	$(331,889)	$1,662,236

Capital expenditures	$8,105	$154,506	$53,561	$216,172

Identifiable assets(3)	$5,151,988	$1,788,678	$373,550	$7,314,216

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of approximately $57,000.

(2)	Allocable general and administrative costs are allocated based on revenue.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.
Following is a reconciliation of our EBIT (by business segment) for the nine months ended September 30, 2010, and at September 30, 2010:

	Nine Months Ended September 30, 2010
	Segment
		Oil and Gas
	Pipeline	Exploration &	Corporate &
	Transportation	Production	Other(1)	Total
Revenues	$1,393,848	$278,161	$—	$1,672,009
Operation cost(2)	1,657,109	395,032	340,707	2,392,848
Depletion, depreciation and amortization	315,128	144,729	3,949	463,806
Recovery on previous allowance for doubtful loan receivable	—	—	201,000	201,000

EBIT	$(578,389)	$(261,600)	$(143,656)	$(983,645)

Capital expenditures	$—	$1,135,802	$201,000	$1,336,802

Identifiable assets(3)	$4,123,478	$1,257,593	$363,935	$5,745,006

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses). It also includes as identifiable assets corporate available cash of $0.4 million.

(2)	Allocable general and administrative costs are allocated based on revenue.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
(4) Asset Retirement Obligations
We have asset retirement obligations associated with the future abandonment of our pipelines and related facilities and our offshore oil and gas properties. The following table summarizes our asset retirement obligation transactions during the three months ended September 30, 2011:

Asset retirement obligations as of December 31, 2010	$2,727,856
Liabilities incurred	—
Liabilities settled	(336,227)
Accretion expense	98,884

Asset retirement obligations as of September 30, 2011	2,490,513
Less: current portion of asset retirement obligations	138,538

Asset retirement obligations long-term balance as of September 30, 2011	$2,351,975

(5) Earnings Per Share
We apply the provisions of the ASC for computing earnings per share. The guidance requires the presentation of basic earnings per share (“EPS”), which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The guidance requires dual presentation of basic EPS and diluted EPS on the face of the condensed consolidated statement of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity.
Employee stock options and stock warrants outstanding were not included in the computation of diluted earnings per share for the quarter ended September 30, 2010, because their assumed exercise and conversion would have an anti-dilutive effect on the computation of diluted loss per share.
The following table provides reconciliation between basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$2,523,534	$(69,082)	$1,677,512	$(964,773)

Basic

Weighted average number of shares of common stock outstanding	2,094,438	1,967,278	2,088,581	1,793,365

Per share amount	$1.20	$(0.04)	$0.80	$(0.54)

Diluted

Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	2,095,166	1,967,278	2,091,428	1,793,365

Per share amount	$1.20	$(0.04)	$0.80	$(0.54)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
(6) Stock Options
We adopted the 2000 Stock Incentive Plan effective April 14, 2000, following approval by our stockholders. An amendment to the plan was approved by our stockholders in 2007. Under the plan, as amended (the “2000 Plan”), we are able to make awards of stock-based compensation. The 2000 Plan has expired and currently no shares may be issued under the plan. Options granted under the 2000 Plan have contractual terms from six to ten years. The exercise price of ISOs cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. Although the 2000 Plan provides for the granting of other incentive awards, only ISOs and non-statutory stock options have been issued under the 2000 Plan. The 2000 Plan is administered by the Board’s Compensation Committee.
Pursuant to the ASC guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the nine months ended September 30, 2011, and the year ended December 31, 2010.
At September 30, 2011, there were a total of 30,390 shares of common stock reserved for issuance upon exercise of outstanding options under the 2000 Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinisic Value
Options outstanding at December 31, 2010	30,390	$13.29
Options granted	—	$—
Options exercised	—	$—
Options expired or cancelled	—	$—

Options outstanding at September 30, 2011	30,390	$13.29	2.0	$408

Options exercisable at September 30, 2011	30,390	$13.29	2.0	$408

The following table summarizes additional information about stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
Range of Exercise	Number	Contractual Life	Weighted Average	Number	Exercise
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price
$2.45 to $5.60	10,118	1.6	$3.06	10,118	$3.06
$10.85 to $13.30	3,346	0.4	$11.95	3,346	$11.95
$19.67	16,926	2.7	$19.67	16,926	$19.67

	30,390			30,390

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
We recognized no compensation expense for vested stock options for the three and nine months ended September 30, 2011, compared to $0 and $53,760 for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, there was no unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan.
We recognized $20,000 and $60,000 of expense related to the fair value issuance of restricted common stock to our independent directors for the three and nine months ended September 30, 2011, respectively.
(7) Loan Receivable
We recorded an allowance for doubtful loan receivable of $1.5 million at December 31, 2009. The loan receivable is associated with a $2.0 million loan, net of credited and recovered amounts (the “Loan”), made to Lazarus Louisiana Refinery II, LLC (“LLRII”) on July 31, 2009 and due on January 31, 2010. As of September 30, 2011, we continued to maintain a full allowance for the uncollected balance of the Loan.
In the second quarter of 2010, we began foreclosure proceedings in Louisiana against the collateral, as well as legal proceedings in Texas against the guaranty that secured the Loan. As a result of a foreclosure auction in Louisiana, we acquired a saltwater disposal well in the third quarter of 2010. Based on the asset’s appraised value, we recovered $201,000 of the allowance for doubtful loan receivable. Under the legal proceedings in Texas, we were granted a partial summary judgment on liability under the promissory note and guaranty in favor of Blue Dolphin. However, the court deferred a ruling on the damages and attorney’s fees to be awarded. On March 28, 2011, our motion for entry of the partial summary judgment was heard before the court. The court entered the partial summary judgment in the amount of $1.7 million in favor of Blue Dolphin and against Lazarus Energy Holdings (“LEH”) and LLRII on the promissory note and guaranty. The only claim that remains pending is the counter-claim alleging breach of contract under the confidentiality agreement. On May 12, 2011, the parties entered into a Rule 11 Agreement in the interests of resolving the claims and disputes related to this matter. The parties have extended the deadline under the Rule 11 Agreement multiple times in an ongoing effort to re-establish a business arrangement that is beneficial to all involved parties.
On July 13, 2011, we entered into a Purchase and Sale Agreement (the “PSA”) with LEH, LLRII, Lazarus Texas Refinery II, LLC, Lazarus Environmental, LLC, Lazarus Energy, LLC (“LE”) and Lazarus Energy Development, LLC whereby we will acquire 100% of the membership interest of LE, the primary asset of which is the Nixon Refinery near Nixon, Texas. Our purchase consideration is the issuance of eighty percent (80%) of our issued and outstanding common stock to LEH, which will represent a change in control of the Company. Closing of the transaction is subject to: (i) LEH obtaining funding of at least $3.7 million for startup of the Nixon Refinery and (ii) approval of the transaction by our stockholders. Upon consummation of the transaction, we have agreed to release LLRII of its obligation to pay the outstanding balance due under the Loan, as well as to release our claims against LLRII and LEH pursuant to the related lawsuit(s).
(8) Commitments and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our condensed consolidated financial position, results of operations or cash flows.
(9) Disposition of Assets
Pursuant to an Asset Purchase Agreement, BDPL sold its eighty-three and one-third percent (83⅓%) undivided interest in the Buccaneer Pipeline to Sunoco for proceeds of approximately $3.7 million in cash. The transaction closed on August 3, 2011.

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
Executive Summary
We are engaged in two lines of business: (i) pipeline transportation services to producer/shippers and (ii) oil and gas exploration and production.
Pipeline Operations. We gather and transport oil and natural gas for producers / shippers operating offshore in the vicinity of our pipelines in the Gulf of Mexico to our onshore facilities. We charge the producers / shippers a fee for the offshore transportation of their oil and natural gas. For oil, onshore transportation, facilities services, such as storage, and sale are handled by a third-party. We handle the sale of gas through a chemical plant complex and intrastate pipeline system tie-in. All of our pipeline assets are held by and the business conducted by BDPL. Unless otherwise stated herein, all gas liquid volumes transported are attributable to production from third party producers/shippers.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Pipeline Assets. The following provides a summary of our pipeline segments:

Pipeline		Undivided Ownership	Miles of	Capacity	Storage
Segment	Market	Interest	Pipeline	(MMcf/d)	(Bbls)
BDPS	Gulf of Mexico	83 1/3%	38	180	—
GA 350	Gulf of Mexico	83 1/3%	13	65	—
Omega	Gulf of Mexico	83 1/3%	18	110	—
•	Blue Dolphin Pipeline System (“BDPS”) — The BDPS spans approximately 38 miles and runs from Galveston Area Block 288 offshore to our onshore facilities and the Dow Chemical Plant Complex in Freeport, Texas. The BDPS has an aggregate capacity of approximately 180 MMcf of gas and 7,000 Bbls of crude oil and condensate per day. The BDPS is currently transporting an aggregate of approximately 1.5 MMcf of gas per day from 4 shippers, which represents less than 1% of throughput capacity.

The BDPS includes: (i) approximately 290 acres of land in Brazoria County, Texas where the Blue Dolphin Pipeline comes ashore and where the BDPS’ onshore facilities, pipeline easements and rights-of-way are located, (ii) an offshore platform and (iii) the Blue Dolphin Pipeline. The Blue Dolphin Pipeline, which is a component of the BDPS, consists of two segments:
-	the offshore segment, which transports oil and gas — it is comprised of approximately 34 miles of 20-inch pipeline originating at an offshore platform in Galveston Area Block 288 and running to shore; the offshore segment also includes the platform in Galveston Area Block 288 and 5 field gathering lines totaling approximately 27 miles connected to the main 20-inch line; an additional 2 miles of 20-inch pipeline onshore connects the offshore segment to the onshore facility at Freeport, Texas; and

-	the onshore segment, which transports gas — it is comprised of approximately 2 miles of 16inch pipeline from the onshore facility to a sales point at a chemical plant complex and intrastate pipeline system tie-in in Freeport, Texas.
The BDPS gathers and transports oil and gas from various offshore fields in the Galveston Area of the U.S. Gulf of Mexico to our onshore facilities located in Freeport, Texas. The oil is processed, stored and sold by a third-party. The gas is transported to the Dow Chemical Plant Complex and a major intrastate pipeline system with further downstream tie-ins to other intrastate and interstate pipeline systems and end users.
•	Galveston Area Block 350 Pipeline (the “GA 350 Pipeline”) — The GA 350 Pipeline is an 8-inch, 13 mile offshore pipeline extending from Galveston Area Block 350 to an interconnect with a transmission pipeline in Galveston Area Block 391 located approximately 14 miles south of the Blue Dolphin Pipeline. Current system capacity on the GA 350 Pipeline is 65 MMcf of gas per day. The GA 350 Pipeline is currently transporting an aggregate of approximately 13.9 MMcf of gas per day from 2 shippers, which represents 21% of throughput capacity.

•	Omega Pipeline — The Omega Pipeline originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342, where it was previously connected to the High Island Offshore System. The Omega Pipeline is currently inactive. Reactivation of the Omega Pipeline is dependent upon future drilling activity in the vicinity and successfully attracting producer/shippers to the system.
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Exploration and Production Assets. The following provides a summary of our oil and gas properties:

		Approximate Working /
Field	Operator	Net Revenue Interest
Indonesia:
North Sumatra Basin-Langsa Field	Blue Sky Langsa, Ltd.	7.0%
U.S. Gulf of Mexico:
High Island Block 115	Rooster Petroleum, LLC	2.5%
Galveston Area Block 321	Black Elk Energy Offshore Operations LLC	0.5%
High Island Block 37	Hilcorp Energy Company	2.8%
•	North Sumatra Basin-Langsa Field — Located offshore Indonesia, the North Sumatra Basin-Langsa Field covers approximately 77 square kilometers and contains two oil fields in waters less than 325 feet deep. Four wells have been completed in the Malacca Formation — one active, the H-4 Well, and three inactive. Production is gathered via a floating production storage and offloading (FPSO) vessel operated by Mitsui Ocean Development & Engineering Co., Ltd. The H-4 Well is currently producing approximately 400 barrels of oil per day.

•	High Island Block 115 — High Island Block 115 is located approximately 30 miles southeast of Bolivar Peninsula in an average water depth of approximately 38 feet. The block contains one active well, the B-1 ST2 Well. The B-1 ST2 Well is currently producing approximately 2.4 MMcf of gas per day.

•	Galveston Area Block 321 — Galveston Area Block 321 is located approximately 32 miles southeast of Galveston in an average water depth of approximately 66 feet. The block contains one active well, the A-4 Well, which is currently shut-in.

•	High Island Block 37 — High Island Block 37, which covers 5,760 acres, is located approximately 15 miles south of Sabine Pass in an average water depth of approximately 36 feet. The block contains one active well, the A-2 Well, and one inactive well, the B-1 Well. The A-2 Well, which was shut-in during the second quarter of 2011, remains off production.
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
Results of Operations
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
For the three months ended September 30, 2011 (the “current quarter”), we reported net income of $2,523,534 compared to a net loss of $69,082 for the three months ended September 30, 2010 (the “previous quarter”).
Revenue from Pipeline Operations. Revenue from pipeline operations decreased by $283,363, or 56%, in the current quarter to $219,006 primarily due to a decrease in gas volumes transported. Revenue from the BDPS in the current quarter decreased to approximately $146,100 compared to approximately $415,800 in the previous quarter. Daily gas volumes transported on the BDPS averaged 2 MMcf of gas per day in the current quarter compared to 14 MMcf of gas per day in the previous quarter. Revenue on the GA 350 Pipeline decreased to approximately $72,900 in the current quarter compared to approximately $86,500 in the previous quarter. Daily gas volumes transported on the GA 350 Pipeline averaged 15 MMcf of gas per day in the current quarter compared to 18 MMcf of gas per day in the previous quarter.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Revenue from Oil and Gas Sales. Revenue from oil and gas sales increased by $63,477, or 27%, to $301,417 in the current quarter primarily due to the production from the North Sumatra Basin-Langsa Field.
Our average realized gas price per Mcf in the current quarter was $3.25 compared to $4.02 in the previous quarter. The sales mix by product was 97% oil and 3% gas. Our average realized price per barrel of oil was $115.36 in the current quarter compared to $43.91 in the previous quarter. Revenue breakdown for the current quarter by field was approximately $282,000 for the North Sumatra Basin-Langsa Field, approximately $8,700 for High Island Block 115, approximately $9,700 for Galveston Area Block 321 and approximately $900 for High Island Block 37.
Pipeline Operating Expenses. Pipeline operating expenses in the current quarter increased by $289,400, or 119%, to $532,931 primarily due to increases in consulting fees and legal fees.
Lease Operating Expenses. Lease operating expenses increased in the current quarter by $65,420, or 30%, to $286,439, primarily due to the expenses of the North Sumatra Basin-Langsa Field. Lease operating costs associated with the North Sumatra Basin-Langsa Field totaled approximately $267,200 for the current quarter.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization decreased $93,750, or 43%, to $123,355 in the current quarter primarily due to decreased production of our producing properties. Depletion associated with the North Sumatra Basin-Langsa Field was approximately $8,300.
Recovery on Previous Allowance for Doubtful Loan Receivable. In the previous quarter, recovery on previous allowance for doubtful loan receivable increased by $201,000 primarily due to the addition of a disposal well at its fair market value of $201,000 as recovery of a previously recorded bad debt expense on an outstanding loan receivable of $2.0 million, net of credited and recovered amounts.
General and Administrative and Stock-Based Compensation. General and administrative and stock-based compensation expenses remained relatively flat, decreasing $12,721, or 4%, in the current quarter. This was primarily a result of continued efforts by management to manage costs.
Gain on Sale of Property and Equipment. During the current quarter, BDPL sold its eighty-three and one-third percent (83 ⅓%) undivided interest in the Buccaneer Pipeline to Sunoco for proceeds of approximately $3.7 million in cash. The gain on the sale was approximately $3.3 million.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
For the nine months ended September 30, 2011 (the “current period”), we reported net income of $1,677,512 compared to a net loss of $964,773 for the nine months ended September 30, 2010 (the “previous period”).
Revenue from Pipeline Operations. Revenue from pipeline operations decreased by $564,837, or 41%, in the current period to $829,011 primarily due to a decrease in gas volumes transported. Revenue from the BDPS in the current period decreased to approximately $619,400 compared to approximately $1,140,000 in the previous period. Daily gas volumes transported on the BDPS averaged 5 MMcf of gas per day in the current period compared to 14 MMcf of gas per day in the previous period. Revenue on the GA 350 Pipeline decreased to approximately $209,600 in the current period compared to approximately $253,000 in the previous period. Daily gas volumes transported on the GA 350 Pipeline averaged 16 MMcf of gas per day in the current period compared to 18 MMcf of gas per day in the previous period.
Revenue from Oil and Gas Sales. Revenue from oil and gas sales increased by $725,987, or 261%, to $1,004,148 in the current period primarily due to the production from the North Sumatra Basin-Langsa Field.
Our average realized gas price per Mcf in the current period was $3.85 compared to $4.13 in the previous period. The sales mix by product was 92% oil and 8% gas. Our average realized price per barrel of oil was $112.27 in the current period compared to $44.21 in the previous period. Revenue breakdown for the current period by field was approximately $902,000 for the North Sumatra Basin-Langsa Field, approximately $66,200 for High Island Block 115, approximately $26,700 for Galveston Area Block 321 and approximately $9,200 for High Island Block 37.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Pipeline Operating Expenses. Pipeline operating expenses in the current period increased by $143,455, or 17%, to $999,297 primarily due to increases in consulting fees and legal fees. The increases were partially offset by decreases in insurance expense and chemical expense.
Lease Operating Expenses. Lease operating expenses increased in the current period by $566,687, or 226%, to $816,718, primarily due to the expenses of the North Sumatra Basin-Langsa Field. Lease operating costs associated with the North Sumatra Basin-Langsa Field totaled approximately $758,300 for the current period.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization decreased $56,915, or 12%, to $406,891 in the current period primarily due decreased production of our producing properties. Depletion associated with the North Sumatra Basin-Langsa Field was approximately $26,972.
Recovery on Previous Allowance for Doubtful Loan Receivable. In the previous period, recovery on previous allowance for doubtful loan receivable increased by $201,000 primarily due to the addition of a disposal well at its fair market value of $201,000 as recovery of a previously recorded bad debt expense on an outstanding loan receivable of $2.0 million, net of credited and recovered amounts.
General and Administrative and Stock-Based Compensation. General and administrative and stock-based compensation expenses remained relatively flat, decreasing $82,094, or 7%, in the current period. This was primarily a result of continued efforts by management to manage costs.
Gain on Sale of Property and Equipment. During the current period, BDPL sold its eighty-three and one-third percent (83 ⅓%) undivided interest in the Buccaneer Pipeline to Sunoco for proceeds of approximately $3.7 million in cash. The gain on the sale was approximately $3.3 million.
Liquidity and Capital Resources
Sources and Uses of Cash. Our primary source of cash is cash flow from operations and cash on hand. During the current period, we had positive cash flow of approximately $2,018,000, primarily as a result of the sale of a portion of our Freeport, Texas assets to Sunoco. Our available cash resources increased from $625,854 at December 31, 2010, to $2,643,508 at September 30, 2011 as a result of proceeds of approximately $3.7 million in cash pursuant to an Asset Purchase Agreement whereby BDPL sold its eighty-three and one-third (83 ⅓%) undivided interest in the Buccaneer Pipeline to Sunoco.
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
Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

	Nine Months Ended
	September 30,
	2011	2010
Cash frow from operations	$(1,023,783)	$(964,773)
Loss from operations	(367,455)	546,891

Change in current assets and liabilities	(1,391,238)	(417,882)
Total cash flow from operations

Cash inflows (outflows)
Payments on note payable	(124,936)	(173,479)
Capital expenditures	(216,172)	(58,719)
Proceeds from sale of property and equipment	3,750,000	—

Total cash inflows (outflows)	3,408,892	(232,198)

Total change in cash	$2,017,654	$(650,080)

Going Concern. As described in Note (2), Significant Accounting Policies, in the “Notes to Condensed Consolidated Financial Statements” included in this report, our condensed consolidated financial statements contemplated that we would continue as a going concern. On August 3, 2011, we received proceeds of approximately $3.7 million in cash pursuant to the sale of a portion of our onshore facilities and pipeline assets. We anticipate that our current cash reserves will provide us with sufficient cash to fund our operations beyond the next twelve months. See Note (9), Disposition of Assets, in the “Notes to Condensed Consolidated Financial Statements” included in this report.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of September 30, 2011, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Blue Dolphin v. LEH. On May 26, 2010, we filed a petition in the 129th Judicial District, in the District Court of Harris County, State of Texas (the “Court”) alleging breach of contract and asserting our right to the unpaid principal balance and all accrued interest due and payable under the Loan. Although LEH filed a counter-claim alleging usurious interest based on a $500,000 consulting agreement made between the parties, in September 2010 we exercised our right to cure the alleged usury without having to admit guilt based on a statutory provision. In so doing, LLRII was credited $500,000 against the outstanding principal balance, and the matter proceeded without undue delay. In response, LEH filed an amended counter-claim further alleging breach of contract under the confidentiality agreement between the parties. By order dated February 7, 2011, the Court granted a partial summary judgment on liability under the promissory note and Guaranty in favor of Blue Dolphin and against LEH and LLRII. The Court, however, deferred a ruling on the damages and attorney’s fees to be awarded. Although the parties reached an agreement regarding the amount of attorneys’ fees to be awarded, and the defendants do not dispute the calculation of damages sought by Blue Dolphin, the defendants continue to contest Blue Dolphin’s entitlement to summary judgment. On February 25, 2011, we filed a motion for entry of the partial summary judgment. On March 28, 2011, our motion for entry of the partial summary judgment was heard before the Court. The Court entered the partial summary judgment in the amount of $1.7 million in favor of Blue Dolphin and against LEH and LLRII on the promissory note and Guaranty. The only claim that remains pending is the counter-claim alleging breach of contract under the confidentiality agreement. On May 12, 2011, the parties entered into a Rule 11 Agreement in the interests of resolving the claims and disputes related to this matter. The parties have extended the deadline under the Rule 11 Agreement multiple times in an ongoing effort to re-establish a business arrangement that is beneficial to all involved parties.
We believe that the resolution of our current pending matter will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow.
See disclosures in Note (3), Loan Receivable, and Note (7), Commitments and Contingencies, in our Annual Report on Form 10-K for the period ended December 31, 2010.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Not applicable.
Item 5. Other Information
None.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Item 6.      Exhibits
(a) Exhibits:
     The following exhibits are filed herewith:

31.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Ivar Siem Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	T. Scott Howard Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s 10-Q for the quarter ended September 30. 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets - September 30, 2011 (unaudited) and December 31, 2010, (ii) Condensed Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	BLUE DOLPHIN ENERGY COMPANY

November 14, 2011	/s/ IVAR SIEM
Ivar Siem
Chairman, Chief Executive Officer, President, Assistant Treasurer and Secretary

November 14, 2011	/s/ T. SCOTT HOWARD
T. Scott Howard
Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)