Form 10-Q
period 2012-03-31
BLUE DOLPHIN ENERGY CO
filed 2012-05-21
CIK 793306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, par value $0.01 per share (the “Common Stock”) outstanding as of May 12, 2012:	10,533,070

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,109,821	$1,822
Restricted cash	192,155	192,004
Accounts receivable	16,447,101	—
Prepaid expenses and other current assets	329,718	58,713
Deposits	1,140,447	473,026
Inventory	5,143,569	4,533,961

Total current assets	24,362,811	5,259,526

Total property and equipment, net	43,132,695	32,307,929
Debt issue costs	557,684	566,133
Other assets	17,076	10,468
Trade name	184,368	—
Goodwill	8,667,401	—

TOTAL ASSETS	$76,922,035	$38,144,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,663,071	$4,841,859
Accounts payable, related party	260,035	908,139
Note payable	46,318	46,318
Asset retirement obligations, current portion	242,299	—
Accrued expenses and other current liabilities	1,094,408	744,921
Interest payable, current portion	1,004,515	995,916
Other long-term liabilities, current portion	1,841,852	1,839,501

Total current liabilities	26,152,498	9,376,654
Asset retirement obligations, net of current portion	2,480,402	—
Long term debt	14,813,846	12,455,102
Long term interest payable, net of current portion	703,211	650,214

Total long-term liabilities	17,997,459	13,105,316
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized, 10,533,070 and 2,098,390 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	105,331	20,984
Additional paid-in capital	36,360,944	17,365,405
Accumulated deficit	(3,694,197)	(1,724,303)

Total stockholders’ equity	32,772,078	15,662,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,922,035	$38,144,056

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUE FROM OPERATIONS
Refined product sales	$45,770,963	$—
Pipeline operations	69,910	—
Oil and gas sales	200,340	—

Total revenue from operations	46,041,213	—
COST OF OPERATIONS
Cost of refined products sold	44,261,395	—
Refinery operating expenses	2,445,437	—
Pipeline operating expenses	109,618	—
Lease operating expenses	201,713	—
Depletion, depreciation and amortization	275,107	4,308
General and administrative expenses	525,587	113,828
Accretion expense	23,775	—

Total cost of operations	47,842,632	118,136

Loss from operations	(1,801,419)	(118,136)
OTHER INCOME (EXPENSE)
Net tank rental revenue	93,955	342,745
Interest and other income	1,650	6,094
Interest expense	(233,517)	(12,311)

Total other income (expense)	(137,912)	336,528

Income (loss) before income taxes	(1,939,331)	218,392
Income tax expense	(30,563)	—

Net income (loss)	$(1,969,894)	$218,392

Loss per common share:
Basic	$(0.37)	$218,392

Diluted	$(0.37)	$218,392

Weighted average number of common shares outstanding:
Basic	5,324,410	1
Diluted	5,324,410	1

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(1,969,894)	$218,392
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	275,107	4,308
Amortization of debt issue costs	8,449	8,449
Accretion expense	23,775	—
Common stock issued for services	20,000	—
Changes in operating assets and liabilities (net of effects of Acquisition in 2012)
Restricted cash	(151)	(294)
Accounts receivable	(15,923,454)	—
Prepaid expenses and other current assets	(240,934)	—
Deposits	(484,000)	—
Inventory	(554,441)	—
Accounts payable, accrued expenses and other liabilities	16,010,567	(460,040)
Accounts payable, related party	1,253,764	455,568

Net cash provided by (used in) operating activities	(1,581,212)	226,383
INVESTING ACTIVITIES
Capital expenditures	(1,346,477)	(216,458)
Cash acquired on Acquisition	1,674,594	—

Net cash provided by (used in) investing activities	328,117	(216,458)
FINANCING ACTIVITIES
Proceeds from issuance of debt	2,364,010	—
Payments on notes payable	(2,916)	(10,417)

Net cash provided by (used in) financing activities	2,361,094	(10,417)

Net increase (decrease) in cash and cash equivalents	1,107,999	(492)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,822	733

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,109,821	$241

Supplemental Information:
Non-cash investing and financing activities:
Financing of insurance premiums	$82,560	$—

Related party payable converted to equity	$993,732	$—

Acquisition of Blue Dolphin at fair value, inclusive of cash acquired of $1,674,594	$18,046,154	$—

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Organization

Company Operations

Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”), a Delaware corporation, was formed in 1986 as a holding company and conducts substantially all of its operations through its wholly-owned subsidiaries. Our operating subsidiaries include:

•	Lazarus Energy, LLC (“LE”), a Delaware limited liability company (petroleum processing assets);

•	Blue Dolphin Pipe Line Company, a Delaware corporation (pipeline operations);

•	Blue Dolphin Petroleum Company, a Delaware corporation (exploration and production activities);

•	Blue Dolphin Services Co., a Texas corporation (administrative services);

•	Blue Dolphin Exploration Company, a Delaware corporation (inactive); and

•	Petroport, Inc., a Delaware corporation (inactive).

(2)	Acquisition

Blue Dolphin acquired 100% of the issued and outstanding membership interests of LE, a Delaware limited liability company from Lazarus Energy Holdings, LLC, a Delaware limited liability company (“LEH”), effective February 15, 2012 (the “Acquisition”). As consideration for LE, Blue Dolphin issued, in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), 8,393,560 shares of common stock, par value $0.01 per share (the “Common Stock”), subject to anti-dilution adjustments, to LEH (the “Original BDEC Shares”). Additionally, on February 21, 2012, pursuant to anti-dilution provisions, Blue Dolphin issued, in reliance on the exemption provided by Section 4(2) of the Securities Act, 32,896 shares of Common Stock to LEH (the “Anti-Dilution Shares” and together with the Original BDEC Shares, the “BDEC Shares”). As a result of Blue Dolphin’s issuance of the BDEC Shares, LEH owns 80% of Blue Dolphin’s issued and outstanding Common Stock. The issuance of the BDEC Shares to LEH resulted in a change in control of Blue Dolphin.

LE owns a petroleum refinery located in Nixon, Texas (the “Nixon Facility”). The processing plant at the Nixon Facility is currently in a recommissioning phase and has not yet reached its full operational capacity. The tank farm has 120,000 barrels of crude oil storage capacity and 148,000 barrels of refined product storage capacity. After refurbishment of the process units is complete, the Nixon Facility will have the capability to produce products such as off-road diesel, kerosene, jet fuel and intermediate products such as liquefied petroleum gas, naphtha and atmospheric gas oil. LE has leased 20,000 barrels of refined product storage capacity to an unrelated third-party.

The Acquisition has been accounted for as a reverse merger using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of LE. Under reverse acquisition accounting LE (the legal subsidiary) has been treated as the accounting parent (acquirer) and Blue Dolphin (the legal parent) has been treated as the accounting subsidiary (acquiree). Accordingly, the financial statements subsequent to the date of the transaction are presented herein as the continuation of LE.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

The value assigned to the purchase price was allocated to Blue Dolphin’s tangible and intangible assets and liabilities based on their fair values on the transaction closing date. LE’s purchase price to acquire Blue Dolphin was based on the fair value of Blue Dolphin’s issued and outstanding common stock at February 15, 2012, which was 2,098,390 shares, multiplied by Blue Dolphin’s closing stock price of $8.60 on February 15, 2012, the transaction closing date. This resulted in a fair value assessment of Blue Dolphin of $18,046,154.

In connection with the Acquisition, we engaged an independent third-party to fair value the net assets of Blue Dolphin. The fair value assessment of Blue Dolphin is ongoing and has not been completed and as a result, the purchase price allocation for the transaction is provisional and will be adjusted upon completion of the fair value assessment. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or liability in an orderly transaction between market participants.

The following table summarizes the provisional purchase price allocation of the net assets acquired as of the acquisition date:

Current assets	$2,466,901
Oil and gas properties	1,503,596
Pipelines	4,466,273
Onshore separation and handling facilities	325,435
Land	473,225
Other property and equipment	282,972
Other long-term assets	9,463
Trade name	184,368
Goodwill	8,667,401

Total assets acquired	18,379,634
Current liabilities	333,480

Total liabilities assumed	333,480

Net assets acquired	$18,046,154

Goodwill recognized in the transaction is related to the expected value to be received from the combination of LE’s crude oil and condensate processing facility and Blue Dolphin’s oil and gas and pipeline properties and operational expertise.

From the date of the Acquisition (February 15, 2012) until March 31, 2012, Blue Dolphin’s revenues and net loss included in the condensed consolidated statements of operations for the three months ended March 31, 2012 was $270,250 and $513,540, respectively.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

Supplemental Pro Forma Information

The following pro forma condensed consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011 consolidate the historical consolidated statements of operations of Blue Dolphin and LE giving effect to the Acquisition as if it had occurred on January 1, 2011, respectively. The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only:

	Three Months Ended March 31, 2012
	Historical		Pro forma
	Blue Dolphin	LE	Consolidated
REVENUE FROM OPERATIONS
Refined product sales	$—	$45,770,963	$45,770,963
Pipeline operations	109,334	—	109,334
Oil and gas sales	310,698	—	310,698

Total revenue from operations	420,032	45,770,963	46,190,995

COST OF OPERATIONS
Cost of refined products sold	—	44,261,395	44,261,395
Refinery operating expenses	—	2,445,437	2,445,437
Pipeline operating expenses	169,083	—	169,083
Lease operating expenses	304,437	—	304,437
Depletion, depreciation and amortization	124,587	192,049	316,636
General and administrative expenses	540,070	158,461	698,531
Accretion expense	35,662	—	35,662

Total cost of operations	1,173,839	47,057,342	48,231,181

Loss from operations	(753,807)	(1,286,379)	(2,040,186)

OTHER INCOME (EXPENSE)
Net tank rental revenue	—	93,955	93,955
Interest and other income	2,339	150	2,489
Interest expense	—	(233,517)	(233,517)

Total other income (expense)	2,339	(139,412)	(137,073)

Loss before income taxes	(751,468)	(1,425,791)	(2,177,259)
Income tax expense	—	(30,563)	(30,563)

Net loss	$(751,468)	$(1,456,354)	$(2,207,822)

There were no adjustments necessary; hence, no column has been shown for adjustments to the proforma information.

	Three Months Ended March 31, 2011
	Historical		Pro forma
	Blue Dolphin	LE	Consolidated
REVENUE FROM OPERATIONS
Pipeline operations	$342,630	$—	$342,630
Oil and gas sales	349,704	—	349,704

Total revenue from operations	692,334	—	692,334

COST OF OPERATIONS
Pipeline operating expenses	221,334	—	221,334
Lease operating expenses	258,443	—	258,443
Depletion, depreciation and amortization	146,708	4,308	151,016
General and administrative expenses	473,391	113,828	587,219
Accretion expense	33,086	—	33,086

Total cost of operations	1,132,962	118,136	1,251,098

Loss from operations	(440,628)	(118,136)	(558,764)

OTHER INCOME (EXPENSE)
Net tank rental revenue	—	342,745	342,745
Interest and other income	8,540	6,094	14,634
Interest expense	—	(12,311)	(12,311)

Total other income (expense)	8,540	336,528	345,068

Income (loss) before income taxes	(432,088)	218,392	(213,696)
Income tax expense	—	—	—

Net income (loss)	$(432,088)	$218,392	$(213,696)

There were no adjustments necessary; hence, no column has been shown for adjustments to the proforma information.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

(3)	Significant Accounting Policies

Basis of Presentation

We have prepared our unaudited condensed consolidated financial statements, in accordance with U.S. generally accepted accounting principles (“GAAP”) as codified by the Financial Accounting Standards Board in its Accounting Standards Codification (“ASC”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary to present fair condensed consolidated statements of operations, financial position and cash flows. We believe that the disclosures are adequate and the presented information is not misleading. This report has been prepared in accordance with the SEC’s Form 10-Q instructions and therefore, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations.

The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2012.

Use of Estimates

We have made a number of estimates and assumptions related to the reporting of condensed consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. While we believe current estimates are reasonable and appropriate, actual results could differ from those estimated.

Cash and Cash Equivalents

Cash equivalents include liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, exceed insured limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.

Restricted Cash

Restricted cash was $192,155 and $192,004 at March 31, 2012 and December 31, 2011, respectively. These amounts relate to escrow accounts for potential environmental matters and loan repayments.

Accounts Receivable, Allowance for Doubtful Accounts and Concentrations of Credit Risk

Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all aged accounts receivables for collectability and establish an allowance as necessary for individual customer balances. As of March 31, 2012 and December 31, 2011, there was no allowance recorded related to trade accounts receivable.

We had two customers that accounted for 43% of our total revenue for the three months ended March 31, 2012, which represented approximately $8.1 million of accounts receivable at March 31, 2012.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

Inventory

Our inventory primarily consists of refined petroleum products valued at lower of cost or market with costs being determined by the average cost method.

Property and Equipment

Refinery and Facilities. Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance are charged to expense. Refinery and facilities are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for refinery and facilities retirements and disposals, with the resulting gain or loss included in the statements of operations.

For financial reporting purposes, depreciation of refinery and facilities is computed using the straight-line method over the estimated useful lives of assets when the refinery and facilities are placed in service. For tax reporting purposes, depreciation of refinery and facilities is computed using the straight-line and accelerated methods over the estimated useful lives of the assets.

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. The assessment of facts and circumstances that are used for impairment testing to suggest that the carrying amount of the assets may exceed its recoverable amount is a subjective process that often involves a number of estimates and is subject to interpretation. A long-lived asset is generally not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value. We did not record any impairment for the three months ended March 31, 2012 or 2011.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis. We use one cost center for domestic properties and one cost center for foreign properties. Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or impairment has occurred.

Estimated proved oil and gas reserves are based on reports prepared by third-party petroleum engineering consulting firms. For determining impairment of our oil and gas properties, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to a “ceiling,” which is determined based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, calculated using prevailing oil and natural gas prices on the last day of the period, or a subsequent higher price under certain circumstances. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We did not have any impairment of our oil and gas properties for the three months ended March 31, 2012.

Pipelines and Facilities. Pipelines and facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with the ASC guidance on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom. We did not have any impairment of our pipelines and facilities for the three months ended March 31, 2012.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

Construction in Progress. Construction in progress consists of costs we incurred to purchase and refurbish the Nixon Facility. Amounts were capitalized as incurred and depreciation began when the Nixon Facility became operational. Capitalized interest was added to the cost of the underlying assets and will be amortized over the useful life of the Nixon Facility.

Trade Name

In connection with the Acquisition, we recognized $184,368 as trade name. We have determined our trade name has an indefinite useful life. We perform an evaluation for impairment of trade name either annually or when events and circumstances indicate a trade name impairment that is considered necessary.

Goodwill

We recognized goodwill in connection with our Acquisition. Goodwill has an indefinite useful life and reflects the amount of the purchase consideration that exceeded the fair value of Blue Dolphin’s net assets acquired. We perform an evaluation for impairment of goodwill either annually or when events and circumstances indicate a goodwill impairment test is considered necessary.

Debt Issue Costs

Debt issue costs are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Debt issue costs of $675,980, net of accumulated amortization in the amount of $118,296 and $109,847 at March 31, 2012 and at December 31, 2011, respectively, are being amortized over the life of the loan. Amortization expense was $8,449 for the three months ended March 31, 2012 and 2011, and is included in interest expense.

Revenue Recognition

Refined Products Revenue. Revenue from the sale of refined products is recognized in the month that the refined products are shipped out of the Nixon Facility.

Tank Storage Rental Revenue. Revenue from tank storage is recorded on a straight line basis in accordance with the terms of the related lease agreement. The lessee is invoiced monthly for the amount of rent due for the related period.

Recognition of Oil and Gas Revenue. Sales from producing wells are recognized on the entitlement method of accounting, which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at March 31, 2012 was not material.

Pipeline Transportation Revenue. Revenue from our pipelines is derived from fee-based contracts and is typically based on transportation fees per unit of volume transported multiplied by the volume delivered. Revenue is recognized when volumes have been physically delivered for the customer through the pipeline.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

Income Taxes

We provide for income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recently Issued Accounting Pronouncements

We have evaluated recent accounting pronouncements and determined that they would not have a material impact on our consolidated financial statements or disclosures.

(4)	Business Segment Information

We are engaged in three lines of business: (i) ownership of crude oil and condensate processing assets, (ii) pipeline transportation services to producers/shippers and (iii) oil and gas exploration and production. Our primary assets include the Nixon Facility, oil and natural gas pipelines in the Gulf of Mexico region, and oil and natural gas leasehold interests in the U.S. Gulf of Mexico and the North Sumatra Basin offshore Indonesia.

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

Following is a reconciliation of our EBIT (by business segment) for the three months ended March 31, 2012, and at March 31, 2012:

	Three Months Ended March 31, 2012
	Segment
	Crude Oil and Condensate Processing	Pipeline Transportation	Oil and Gas Exploration & Production	Corporate & Other(1)	Total
Revenues	$45,770,963	$69,910	$200,340	$—	$46,041,213
Operation cost(2)	46,865,293	195,716	388,875	117,639	47,567,523
Depletion, depreciation and amortization	192,049	58,300	22,209	2,549	275,107
Other non-interest income	93,955	—	—	—	93,955

EBIT	$(1,192,424)	$(184,106)	$(210,744)	$(120,188)	$(1,707,462)

Capital expenditures	$1,346,477	$—	$—	$—	$1,346,477

Identifiable assets(3)	$56,220,025	$16,972,084	$2,724,985	$1,004,941	$76,922,035

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Following is a reconciliation of our EBIT (by business segment) for the three months ended March 31, 2011, and at March 31, 2011:

	Three Months Ended March 31, 2011
	Segment
	Crude Oil and Condensate Processing	Pipeline Transportation	Oil and Gas Exploration & Production	Corporate & Other(1)	Total
Revenues	$—	$—	$—	$—	$—
Operation cost(2)	113,828	—	—	—	113,828
Depletion, depreciation and amortization	4,308	—	—	—	4,308
Other non-interest income	342,745	—	—	—	342,745

EBIT	$224,609	$—	$—	$—	$224,609

Capital expenditures	$216,458	$—	$—	$—	$216,458

Identifiable assets(3)	$38,144,056	$—	$—	$—	$38,144,056

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

(Continued)

(5)	Inventories

No inventory reserve was deemed necessary at March 31, 2012 and December 31, 2011. Inventory balances consisted of the following:

	March 31,	December 31,
	2012	2011
Low-sulfur diesel	$2,323,091	$2,193,864
Naphtha	1,254,407	1,067,011
Atmospheric gas oil	1,399,718	1,010,877
Other liquids	33,396	64,486
Propane	58,748	59,599
Crude	74,209	134,289
Supplies	—	3,835

	$5,143,569	$4,533,961

(6)	Property, Plant and Equipment, Net

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Refinery and facilities	$33,149,561	$—
Oil and gas properties (full-cost method)	2,318,844	—
Pipelines	6,351,325	—
Onshore separation and handling facilities	325,435	—
Land	577,965	104,740
Other property and equipment	500,108	217,136

	43,223,238	321,876

Less: Accumulated depletion, depreciation and amortization	337,550	62,443

	42,885,688	259,433

Construction in Progress	247,007	32,048,496

Property, Plant and Equipment, Net	$43,132,695	$32,307,929

(7)	Accounts Payable

Related Party Transactions

As part of the Acquisition, we entered into a Management Agreement with LEH effective February 15, 2012 (the “Management Agreement”) in which LEH manages and operates the Nixon Facility and our other operations (the “Services”). Pursuant to the Management Agreement, aggregate amounts expensed, relating to Services provided by LEH for the three months ended March 31, 2012 were $1,065,606 (approximately $2.86 per barrel). At March 31, 2012 and December 31, 2011, the amounts owed to LEH were $260,035 and $908,140, respectively and are included in accounts payable – related party. LEH owns 80% of our issued and outstanding common stock.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

(8)	Note Payable

In January 2010, LE issued a $100,000 short-term note as payment for financing costs. The balance on this note was $46,318 at March 31, 2012 and December 31, 2011. The unsecured note, which bears interest at 10% and was originally due in January 2012, has been extended to December 2012.

(9)	Asset Retirement Obligations

We have asset retirement obligations associated with the future abandonment of our pipelines and related facilities and our offshore oil and gas properties. The following table summarizes our asset retirement obligation:

Fair value of asset retirement obligations at February 15, 2012	$2,699,036
Liabilities incurred	—
Liabilities settled	(110)
Accretion expense	23,775

Asset retirement obligations as of March 31, 2012	2,722,701
Less: current portion of asset retirement obligations	242,299

Asset retirement obligations, long-term balance at March 31, 2012	$2,480,402

We are currently evaluating our asset retirement obligation, if any, related to the Nixon Facility. At March 31, 2012 and December 31, 2011, the Nixon Facility had not yet reached its full operational capacity. The fair value of the Nixon Facility’s asset retirement obligation cannot be reasonably estimated because sufficient information to estimate an amount and a range of potential settlement dates for the liability is not available.

(10)	Long-Term Debt

Our long-term debt consists of notes payable, construction financing and capital leases with third parties, as follows:

	March 31, 2012	December 31, 2011
Refinery Loan	$9,669,173	$9,669,173
Notre Dame Debt	1,300,000	1,300,000
Construction Funding	5,683,204	3,319,193
Captial Leases	3,321	6,237

	16,655,698	14,294,603
Less: Current portion of long-term debt	1,841,852	1,839,501

	$14,813,846	$12,455,102

Refinery Loan.    In September 2008, LE obtained a loan payable to 1st International Bank (“FIB”) under a promissory note in the amount of $10,000,000 (the “Refinery Loan”). The note, which is currently in default, accrues interest at a rate of prime plus 2.25% and has a maturity date of October 2028. The note is: (i) secured by a first lien on the refinery and the general assets of LE and (ii) subject to certain restrictive financial covenants related to debt to net worth and current ratio. Interest was accrued on the note in the amount of $910,106 and $967,567 at March 31, 2012 and December 31, 2011, respectively.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

In August 2011, LE entered into a Forbearance Agreement with FIB (the “Refinery Loan Forbearance Agreement”) that provides for a minimum monthly payment of $60,000. The initial forbearance period under the Refinery Loan Forbearance Agreement is one year (the “Initial Forbearance Period”), subject to termination by FIB if any of the following termination events (the “Termination Events”) occur:

i.	We do not, prior to the Nixon Facility becoming operational, pay a tank storage fee totaling $60,000 to FIB by the fifth day of each calendar month;

ii.	We do not, upon the Nixon Facility becoming operational, and the cessation of the payment of tank storage fees, make a monthly payment in the amount of $69,443 to FIB each month;

iii.	There is a default under the Refinery Loan (other than an existing default) that is not cured within 30 days subject to certain extensions;

iv.	There is a default under the Refinery Loan Forbearance Agreement, the Construction and Funding Contract between LE and a third-party (the “Construction and Funding Contract”), the Joint Marketing Agreement between LE and a third-party (the “Joint marketing Agreement”) or the Crude Oil Supply and Throughput Services Agreement between LE and a third-party and such default continues for 10 days after its occurrence; or

v.	LE files for bankruptcy protection or takes part in any other insolvency proceeding, seeks relief under any debtor relief law or has a receiver or similar official appointed.

The Refinery Loan Forbearance Agreement provides for an extended forbearance period for an additional year to August 2013 (the “Extended Forbearance Period”), if we satisfy certain forbearance extension conditions (the “Forbearance Extension Conditions”) within the Initial Forbearance Period.

The Forbearance Extension Conditions, which must be satisfied in order for the Extended Forbearance Period to become effective, are summarized as follows:

i.	FIB must have received payments in the amount of either the tank storage fee or regular monthly payment, as applicable, during each of the twelve (12) months of the Initial Forbearance Period;

ii.	The services must have been completed under the Construction and Funding Contract; and

iii.	The Nixon facility must be operational and generating gross profits to the extent that FIB is receiving not only regular monthly payments, but also payments of its 50% portion of the Lazarus profit share (as determined under the Joint Marketing Agreement) in reduction of some portion of the arrearage.

During the Initial Forbearance Period and any Extended Forbearance Period, we will remain subject to the terms, conditions and covenants of the Refinery Loan, other than those that qualified as existing defaults at the time we entered into the Refinery Loan Forbearance Agreement.

If any Termination Event occurs, then FIB may terminate the Refinery Loan Forbearance Agreement at any time. Further, if the Forbearance Extension Conditions are not satisfied by August 12, 2012, then FIB may terminate the Refinery Loan Forbearance Agreement. If the Refinery Loan Forbearance Agreement is terminated, then FIB may be able to demand payment of all of the amounts owed under the Refinery Loan. Additionally, after all past due principal, interest, costs, fees and tax have been paid under the Refinery Loan Forbearance Agreement, LE is required to pay $83,333.33 per month for a period of twelve consecutive months to FIB in order to replenish the $1.0 million payment reserve required by the Refinery Loan Agreement. After all past due principal and interest (as well as costs, fees and taxes) have been paid, FIB will re-amortize the Refinery Loan, and it will have a maturity date of October 1, 2028.

As of March 31, 2012, no Termination Event had occurred and the Forbearance Extension Conditions had been complied with. We expect to remain in compliance with the Forbearance Extension Conditions for the foreseeable future.

Notre Dame Debt.    LE obtained a loan in the original amount of $8,000,000 pursuant to a promissory note previously held by Notre Dame Investors, Inc. and currently held by John Kissick (the “Notre Dame Debt”). The note, which is currently in default, accrues interest at the default rate of 16% and is secured by a second lien on the refinery and general assets of LE. Interest was accrued on the note in the amount of $703,211 and $650,214 at March 31, 2012 and December 31, 2011, respectively.

In August 2011 LE entered into an intercreditor and subordination agreement under which Mr. Kissick, as second lienholder on the Nixon Facility, agreed to forebear his rights under the note evidencing the Notre Dame Debt for so long as amounts are outstanding on our more senior construction funding obligations. Further, in a letter agreement in August 2011, Mr. Kissick confirmed, acknowledged and agreed not to institute a suit or other proceeding against LE to foreclose upon any liens that have been established pursuant to the Notre Dame Debt or exercise any other rights or remedies pursuant to the promissory note under applicable law or otherwise so long as the Joint Marketing Agreement is in effect and has not been terminated. The Joint Marketing Agreement expires in August 2014.

As of March 31, 2012, the Joint Marketing Agreement was in effect and had not been terminated and LE expects that the Joint Marketing Agreement will remain in effect and will not be terminated in the foreseeable future. There are no financial covenants associated with this debt.

Construction Funding.    In August 2011, a third-party committed funding for the completion of the Nixon Facility’s refurbishment and start-up operations. Payments commenced in the first quarter of 2012. Interest accrues at the rate of 6%. Interest was accrued on the financing in the amount of $94,409 and $23,578 at March 31, 2012 and December 31, 2011, respectively. There are no financial covenants associated with this debt.

Capital Leases.    At March 31, 2012 and December 31, 2011, LE was obligated under various capital lease agreements for equipment totaling $3,320 and $6,237, respectively. The capital leases require monthly payments ranging from $164 to $2,559, including imputed interest at rates ranging from 8.50% to 13.39%, and maturing at various dates through February 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or their estimated productive lives.

The following is a summary of equipment held under capital leases:

	March 31, 2012	December 31, 2011
Cost	$9,396	$9,396
Less: Accumulated depreciation	3,837	3,602

	$5,559	$5,794

Amortization on assets under capital leases charged is included in depletion, depreciation and amortization expense in the consolidated statement of operations and was $235 and $1,456 for the three months ended March 31, 2012 and March 31, 2011, respectively.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

(11)	Income Taxes

Due to a change in control of Blue Dolphin, Section 382 of the Internal Revenue code imposes potential limitations on the use of our NOL carryovers. The amount of NOL subject to any such limitation is approximately $19.7 million. The NOL generated subsequent to the Acquisition, approximately $1.9 million, is not subject to any such limitation. For the three months ended March 31, 2012 we did not recognize any deferred tax asset related to such NOL’s due to the uncertainty of its use.

LE is an LLC and prior to the Acquisition its taxable income or loss flowed through to its individual member for federal and state income tax purposes. Blue Dolphin is a “C” corporation and is a taxable entity for federal and state income tax purposes. On Acquisition, LE became the legal subsidiary of Blue Dolphin and LE’s taxable income or loss flows through to Blue Dolphin for federal and state income tax purposes. As a result of the Acquisition, Section 382 of the Internal Revenue Code imposes a limitation on the use Blue Dolphin’s NOLs. For the three months ended March 31, 2012, we did not recognize any deferred tax assets resulting from our NOLs due to the uncertainty to the realization of our NOLs.

The State of Texas has a business tax that is imposed on gross margin revenue to replace its prior franchise tax regime. Although the Texas margins tax (“TMT”) is imposed on an entity’s gross profit revenue rather than on its net income, certain aspects of the tax make it similar to an income tax. At March 31, 2012 we accrued $30,563 in TMT.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

(12)	Commitments and Contingencies

Management Agreement

Pursuant to the Management Agreement, LEH receives as compensation for Services, the right to receive (i) weekly payments based on revenues from the sale of diesel blend stocks processed by the Nixon Facility not to exceed $750,000 per month, (ii) reimbursement for certain accounting costs related to the preparation of financial statements of LE not to exceed $50,000 per month, (iii) $0.25 for each barrel processed at the Nixon Facility during the term of the Management Agreement, up to a maximum quantity of 10,000 barrels per day determined on a monthly basis, and (iv) $2.50 for each barrel processed at the Nixon Facility during the term of the Management Agreement, to the extent the quantity exceeds 10,000 barrels per day determined on a monthly basis. We further agreed to reimburse LEH at cost for all reasonable expenses incurred while performing the Services. All compensation owed to LEH under the Management Agreement is to be paid to LEH within 30 days of the end of each calendar month. The Management Agreement expires upon the earliest to occur of (a) the date of the termination of the Joint Marketing Agreement between LE and a third party dated August 12, 2011, which has an initial term of three years and year-to-year renewals at the option of either party thereafter, (b) August 12, 2014, or (c) upon written notice of either party to the Management Agreement of a material breach of the Management Agreement by the other party. If the Management Agreement is renewed after the expiration of its initial term, then it will thereafter be reviewed on an annual basis by our Board of Directors (the “Board”) and it may be terminated if the Board determines that the Management Agreement is no longer in our best interests.

Legal Matters

Pursuant to a Settlement Agreement and Mutual Release dated February 15, 2012, by and among Blue Dolphin, LEH and Lazarus Louisiana Refinery II, LLC, the parties agreed to settle and compromise all disputes between them in connection with closing of the Acquisition. LEH agreed to file a non-suit with prejudice of all pending claims against Blue Dolphin under Cause No. 210-32561, styled Blue Dolphin Energy Company v. Lazarus Energy Holdings, L.L.C. and Lazarus Louisiana Refinery II, L.L.C., in the 129th District Court of Harris County, Texas (the “Lawsuit”). Blue Dolphin agreed that it will not execute or attempt to execute on an order that was signed on May 16, 2011 in the Lawsuit severing LEH’s counterclaims into Cause No. 2010-32561-A, which resulted in a Partial Summary Judgment becoming a final judgment in Blue Dolphin’s favor.

Environmental Matters

Our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.

Periodically, we receive communications from various federal, state, and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective actions. We do not anticipate that any such manners currently asserted will have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

(13)	Earnings Per Share

We apply the provisions of the ASC guidance for computing earnings per share. The guidance requires the presentation of basic earnings per share (“EPS”), which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The guidance requires dual presentation of basic EPS and diluted EPS on the face of the unaudited condensed consolidated statement of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the three months ended March 31, 2012, the weighted average number of common shares is computed as LE’s number of common shares outstanding from the beginning of the period to the date of the Acquisition date combined with Blue Dolphin’s number of common shares outstanding from the date of the Acquisition to the end of the period. For the three months ended March 31, 2011, the weighted average number of common shares is computed as LE’s number of common shares outstanding, which was one member unit.

The following table provides reconciliation between basic and diluted loss per share:

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(1,969,894)	$218,392

Basic and Diluted
Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	5,324,410	1

Per share amount	$(0.37)	$218,392

(14)	Stock Options

Following the Acquisition, the Compensation Committee approved the continuation of Blue Dolphin’s 2000 Stock Incentive Plan (the “Plan”). LE did not have any stock option plan. The Plan offers incentive awards to employees, including officers (whether or not they are directors), consultants and non-employee directors. The Plan was initially established by the Board on April 14, 2000 and approved by Blue Dolphin’s stockholders on May 18, 2000. The Plan was amended effective March 19, 2003 and ratified by Blue Dolphin’s stockholders on May 21, 2003 to increase the common stock available for issuance under the Plan from 500,000 shares to 650,000 shares (Amendment No. 1). The Plan was further amended effective April 5, 2007 and ratified by Blue Dolphin’s stockholders effective May 30, 2007 to increase the common stock available for issuance under the Plan from 650,000 shares to 1,200,000 shares (Amendment No. 2). Effective July 16, 2010, Blue Dolphin’s stockholders approved a 1-for-7 reverse-stock-split of its common stock, which reduced the number of shares of common stock available for issuance under the Plan from 1,200,000 shares to 171,128 shares (Amendment No. 3). Effective January 27, 2012, Blue Dolphin’s stockholders approved an amendment to the Plan to change the expiration date of the Plan from 10 to 20 years (to April 14, 2020), as well as increase the aggregate number of common stock available for issuance under the Plan from 171,128 shares to 1,000,000 shares (Amendment No. 4).

The Plan provides that upon a change in control, the Compensation Committee may: i) accelerate the vesting of options, cancel options and make payments in respect thereof in cash in accordance with the terms of the Plan, (ii) adjust the outstanding options as appropriate to reflect such change in control or (iii) provide that each option shall thereafter be exercisable for the number and class of securities or property that the optionee would have been entitled to receive had the option been exercised. The Plan provides that a change of control

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Continued)

occurs if any person, entity or group acquires or gains ownership or control of more 50% of the outstanding Common Stock or, if after certain enumerated transactions, the persons who were directors before such transactions cease to constitute a majority of the Board. Issuance of Common Stock to LEH in connection with the Acquisition resulted in a change in control under the Plan. The Compensation Committee of the Board approved the continuation of the Plan and determined that each option outstanding under the Plan would remain exercisable for the number and class of securities or property that the optionee was entitled to receive prior to the Acquisition. As of the Acquisition, all options granted under the Plan had vested.

Options granted under the Plan have contractual terms from 6 to 10 years. The exercise price of incentive stock options cannot be less than 100% of the fair market value of a share of our common stock determined on the grant date. Although the Plan provides for the granting of other incentive awards, only incentive stock options and non-statutory stock options have been issued under the Plan to date. The Plan is administered by the Compensation Committee of the Board.

Pursuant to the ASC guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the three months ended March 31, 2012.

At March 31, 2012, there were a total of 26,402 shares of common stock reserved for issuance upon exercise of outstanding options under the Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinisic Value
Options outstanding at December 31, 2011	28,887	$13.29
Options granted	—	$—
Options exercised	—	$—
Options expired or cancelled	(2,485)	$—

Options outstanding at March 31, 2012	26,402	$13.30	1.7	$—

Options exercisable at March 31, 2012	26,402	$13.30	1.7	$—

The following table summarizes additional information about stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.45 to $5.60	10,118	1.0	$3.06	10,118	$3.06
$13.30 to $19.67	16,284	2.0	$19.67	16,284	$19.67

	26,402			26,402

We recognized no compensation expense for vested stock options for the three months ended March 31, 2012 and March 31, 2011. As of March 31, 2012, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan.

We recognized $20,000 of expense related to the fair value issuance of restricted common stock to our independent directors as compensation for the three months ended March 31, 2012, respectively.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our quarterly report on Form 10-Q contains forward-looking statements that are based on management’s current expectations, estimates and projections related to our operations, the energy industry and other-related industries. Words such as “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. It is not possible to identify all of these risks, uncertainties or assumptions. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	key supplier failure;

•	loss of market share with or by a key customer;

•	failure to comply with forbearance agreements relating to long-term indebtedness under which we are in default;

•	failure to realize the anticipated benefits of acquired operations;

•	volatility of refining margins;

•	market acceptance of our refined products;

•	performance of third-party operators;

•	potential downtime for maintenance and repairs;

•	environmental costs and liabilities associated with our operations;

•	related party transactions and ownership;

•	continued declines in throughput volumes and production rates from our Indonesian leasehold property;

•	our ability to offset revenue from one key customer; our ability to generate sufficient funds from operations or obtain financing from other sources;

•	changing crude oil, condensate or natural gas prices;

•	changes in reserve estimates;

•	local and regional events that may negatively affect our assets;

•	competition from larger companies;

•	acquisition expenses and integration difficulties;

•	operating hazards;

•	insurance coverage limitations;

•	retention and recruitment of key employees;

•	compliance with environmental and other regulations; and

•	the effects of greenhouse gas emissions regulation.

Additionally, the information set forth under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report could cause actual results to differ materially from those in the forward-looking statements. Other unpredictable or unknown factors not discussed in this report could also cause actual results to differ materially from those in the forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are engaged in three lines of business: (i) ownership of crude oil and condensate processing assets, (ii) pipeline transportation services to producer/shippers and (iii) oil and gas exploration and production.

Crude Oil and Condensate Processing Assets.    Crude oil and condensate processing operations are conducted through our crude oil processing facility, located near Nixon, Texas (the “Nixon Facility”). The Nixon Facility, which has an operating capacity of approximately 15,000 barrels of oil per day, consists of tankage, a distillation unit, naphtha stabilizer, recovery facilities and the necessary utility systems. The standard refining process is complex and involves numerous stages to create final products. By contrast, the Nixon Facility is only involved in the first stage of the refining process. As a “topping unit,” the Nixon Facility separates crude oil and condensate into off-road diesel and jet fuel for sale into nearby markets, as well as naphtha and atmospheric gas oil for sale to nearby refineries for further processing. Crude oil and condensate is currently purchased under a supply agreement with a third-party gathering and distribution entity and delivered by truck. The Nixon facility also has the ability to receive crude oil and condensate via pipeline. Refined products are currently sold and delivered by truck. All of our crude oil and condensate processing assets are owned by our wholly-owned subsidiary, Lazarus Energy, LLC (“LE”). The Nixon Facility is currently processing 10,000 barrels of oil per day.

Pipeline Operations.    We gather and transport oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines in the U.S. Gulf of Mexico and charge a fee based on anticipated throughput volumes. For oil, onshore transportation, facilities services, such as storage, and sale are handled by a third-party. We handle the sale of gas through a chemical plant complex and intrastate pipeline system tie-in. All of our pipeline assets are held by and the business conducted by our wholly-owned subsidiary, Blue Dolphin Pipeline Company. Unless otherwise stated herein, all gas liquid volumes transported are attributable to production from third-party producers/shippers.

The following provides a summary of our pipeline assets:

Pipeline Segment	Market	Undivided Ownership Interest	Miles of Pipeline	Capacity (MMcf/d)
BDPS	Gulf of Mexico	83 1/3%	38	180
GA 350	Gulf of Mexico	83 1/3%	13	65
Omega	Gulf of Mexico	83 1/3%	18	110

•

Blue Dolphin Pipeline System (“BDPS”) – The BDPS spans approximately 38 miles and runs from Galveston Area Block 288 offshore to our onshore facilities and the Dow Chemical Plant Complex in Freeport, Texas. The BDPS has an aggregate capacity of approximately 180 MMcf of gas and 7,000 Bbls of crude oil and condensate per day. The BDPS is currently transporting an aggregate of approximately 1 MMcf of gas per day, which represents less than 1% of throughput capacity.

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

•

Galveston Area Block 350 Pipeline (the “GA 350”) – The GA 350 is an 8-inch, 13 mile offshore pipeline extending from Galveston Area Block 350 to an interconnect with a transmission pipeline in Galveston Area Block 391 located approximately 14 miles south of the Blue Dolphin Pipeline. Current system capacity on the GA 350 is 65 MMcf of gas per day. The GA 350 is currently transporting an aggregate of approximately 4 MMcf of gas per day, which represents approximately 6% of throughput capacity.

•

Omega Pipeline (the “Omega”) – The Omega originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342, where it was previously connected to the High Island Offshore System. The Omega is currently inactive. Reactivation of the Omega is dependent upon future drilling activity in the vicinity and successfully attracting producer/shippers to the system.

Exploration and Production.    Our oil and gas exploration and production activities include leasehold interests in properties located in the U.S. Gulf of Mexico and the North Sumatra Basin offshore Indonesia. Our leasehold interests, which are held by and the business conducted by our wholly-owned subsidiary, Blue Dolphin Petroleum Company, are subject to royalty and overriding royalty interests. We evaluate and manage oil and gas properties by considering geology, reserve life and hydrocarbon mix based on seismic and other data.

The following provides a summary of our oil and gas assets:

Field	Operator	Interest

Indonesia:

North Sumatra Basin-Langsa Field	Blue Sky Langsa, Ltd.	7% WI, 5.20625% NRI (+ reversion)

U.S. Gulf of Mexico:
High Island Block 115	Rooster Petroleum, LLC	2.5% WI, 2.008% NRI
Galveston Area Block 321	Black Elk Energy Offshore Operations LLC	0.5% ORRI
High Island Block 37	Hilcorp Energy Company	2.88% WI, 2.246% NRI

•

North Sumatra Basin-Langsa Field – Located offshore Indonesia, the North Sumatra Basin-Langsa Field covers approximately 77 square kilometers and contains two oil fields – the “L” Field and the “H” Field. Four wells have been completed in each field. All four wells in the “L” Field were shut-in following unsuccessful attempts to raise capital for well remedial programs. In the “H” Field, two of the wells were plugged and abandoned, one was suspended due to formation pressure and one (the H-4 Well) is currently producing. The wells are completed subsea in 325 feet of water and productive via flexible pipelines to a Floating Production Storage and Offloading barge. The H-4 Well is currently producing approximately 360 barrels of oil per day.

Although our fully impaired U.S. Gulf of Mexico oil and gas properties may continue to operate over the next twelve to eighteen months, we expect the operating costs of the properties to exceed gross revenues based on current reserves and net cash flow estimates making these properties uneconomical.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Blue Dolphin acquired LE effective February 15, 2012. Under reverse acquisition accounting LE (the legal subsidiary) has been treated as the accounting parent (acquirer) and Blue Dolphin (the legal parent) has been treated as the accounting subsidiary (acquiree). Accordingly, the financial statements subsequent to the date of the transaction are presented as the continuation of LE. LE’s operations, the primary asset of which is the Nixon Facility, had no operations during the three months ended March 31, 2011. The Nixon Facility began operations on a reduced basis in February 2012 and operated for a total of 60 days during the three months ended March 31, 2012 (the “current quarter”) during which time we calibrated our equipment and adjusted the refining process.

For the current quarter, we reported a net loss of $1,969,894 on total revenue of $46,041,213. The bulk of our revenue came from the Nixon Facility, which generated revenue of $45,770,963 in the current quarter. Throughput increased consistently during the current quarter from an initial rate of approximately 7,500 barrels of oil per day to approximately 10,000 barrels of oil per day. Management anticipates that the Nixon Facility may approach its operating capacity throughput on a consistent basis by the second half of 2012, during which time management will also look to optimize its operations through: (i) the reduction of its crude oil and condensate acquisition cost; (ii) the type, yield, quality and consistency of the products produced and (iii) its ability to capture market opportunities through logistics and fine-tuning of an evolving market and customer base.

We recorded Nixon Facility operating expenses of $2,445,437 in the current quarter, of which $1,379,831 was primarily related to fuel costs. In addition, we incurred $1,065,606 relating to Services provided by LEH to manage and operate the Nixon Facility. Once the Nixon Facility completes refurbishment of additional equipment, we will significantly reduce our fuel cost through our own fuel production and/or through the purchase of natural gas.

Depletion, depreciation, and amortization increased from $4,308 in the first quarter of 2011 to $275,107 in the current quarter primarily as a result of depreciation of constructed equipment at the Nixon Facility and pipeline assets.

General and administrative expenses increased from $113,328 in the first quarter of 2011 to $525,587 in the current quarter. The expenses in the current quarter were primarily related to leased corporate personnel costs, stock maintenance fees, consulting, legal, audit and office expenses.

We recognized $93,955 in net tank rental revenue in the current quarter compared to $342,745 in the same quarter last year. This decline was driven by expiring contracts and the use of our tanks for our own operations. In the future, we do not expect net tank rental revenue at the Nixon Facility to be a significant source of income for our business.

Also see Note (4) to our condensed consolidated financial statements for additional information regarding the results of operations of our business sections in the current quarter as compared to the first quarter of 2011.

Sources and Uses of Cash.    Our primary source of cash is cash on hand, tank rental income and advances for construction funding. During the current quarter, we had negative cash flow from operations of $1,581,212, primarily due to the limited operations of the Nixon Facility during its refurbishment in the current quarter. We received proceeds of $2,364,010 from our construction funding during the current quarter.

Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms. We anticipate being able to support our short-term liquidity and operating needs for the remainder of 2012 largely through cash generated from operations at the Nixon Facility.

Our capital expenditures in the current quarter were $1,346,477, all of which were related to refurbishment of the Nixon Facility. These expenditures included repair costs, construction and commissioning of pumps, motors, lines, tanks, vessels and processing units at the Nixon Facility. We expect to fund additional capital expenditures at the Nixon Facility primarily from our construction funding agreement. The principal balance owed on the construction funding was $5,683,204 and $3,319,193 at March 31, 2012 and December 31, 2011, respectively.

The principal balance outstanding on the Refinery Loan, which is currently in default, was $9,669,173 and $9,669,173 at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, no Termination Event had occurred and we had satisfied the Forbearance Extension Conditions and we expect to remain in compliance with the Forbearance Extension Conditions for the foreseeable future. After all past due principal, interest, costs, fees and tax have been paid under the Refinery Loan Forbearance Agreement, LE is required to pay $83,333.33 per month for a period of twelve consecutive months to FIB in order to replenish the $1.0 million payment reserve required by the Refinery Loan Agreement. After all past due principal and interest (as well as costs, fees and taxes) have been paid, FIB will re-amortize the Refinery Loan, and it will have a maturity date of October 1, 2028.

The principal balance outstanding on the Notre Dame Debt note, which is currently in default, was $1,300,000 at March 31, 2012 and December 31, 2011. There are no financial covenants associated with this debt.

For a more detailed description of our forbearance arrangements relating to the Refinery Loan and Notre Dame Debt, see Note (10), Long-Term Debt, to our condensed consolidated financial statements.

We do not currently enter into any hedges or any type of derivatives to offset changes in commodity prices.

At March 31, 2012, our current available cash was $1,109,821.

	Three Months Ended March 31,
	2012	2011
Cash flow from operations
Adjusted income (loss) from operations	$(1,642,563)	$231,149
Change in current assets and liabilities	61,351	(4,766)

Total cash flow from operations	(1,581,212)	226,382
Cash inflows (outflows)
Proceeds from issuance of debt	2,364,010	—
Cash acquired on Acquisition	1,674,594	—
Capital expenditures	(1,346,477)	(216,458)
Payments on note payable	(2,916)	(10,417)

Total cash inflows (outflows)	2,689,211	(226,875)

Total change in cash flows	$1,107,999	$(492)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Commodity Price Risk.    We are exposed to market risks related to the volatility of crude oil and refined product prices. Our net sales fluctuate significantly with movements in refined product prices. The spread between crude oil and refined product prices is the primary factor affecting our earnings and cash flows from operations. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depends on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, off-road diesel and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; availability of imports and exports; marketing of competitive fuels; and government regulation. As a result of these influences, refining margins may exhibit extreme volatility.

In order to manage the uncertainty relating to inventory price volatility, we have generally applied a policy of maintaining inventories at or below a targeted operating level.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of March 31, 2012, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Changes in Internal Controls over Financial Reporting

On February 15, 2012, we acquired LE through a reverse acquisition. Our management is analyzing, evaluating and, where necessary, implementing changes in controls and procedures. Due to the significance of this acquisition and the limited period of time since the acquisition date, we did not have sufficient resources available to assess the internal controls of LE for the quarter ended March 31, 2011. Therefore, we excluded LE from our evaluation of internal controls over financial reporting contained in this quarterly report. However, management considers the LE acquisition material to our results of operations, cash flows and financial positions and believes that the disclosure controls and procedures of LE will have a material effect on internal controls over financial reporting. LE will be included in the overall assessment of, and report on, internal controls over financial reporting as of December 31, 2012.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Pursuant to a Settlement Agreement and Mutual Release dated February 15, 2012, by and among Blue Dolphin, Lazarus Energy Holdings, LLC (“LEH”) and Lazarus Louisiana Refinery II, LLC, the parties agreed to settle and compromise all disputes between them in connection with closing of the Acquisition. LEH agreed to file a non-suit with prejudice of all pending claims against Blue Dolphin under Cause No. 210-32561, styled Blue Dolphin Energy Company v. Lazarus Energy Holdings, L.L.C. and Lazarus Louisiana Refinery II, L.L.C., in the 129th District Court of Harris County, Texas (the “Lawsuit”). Blue Dolphin agreed that it will not execute or attempt to execute on an order that was signed on May 16, 2011 in the Lawsuit severing LEH’s counterclaims into Cause No. 2010-32561-A, which resulted in a Partial Summary Judgment becoming a final judgment in Blue Dolphin’s favor.

From time to time we are subject to various lawsuits, claims and administrative proceedings that arise out of the normal course of business. We do not expect that the legal proceedings in which we are currently involved will individually or in the aggregate have a significant impact on our business, financial condition, results of operations or liquidity.

Item 1A.	Risk Factors

We have updated risk factors affecting our business since those presented in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). Except for the additions below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report.

Failure by a significant supplier to provide crude oil and condensate for processing may adversely affect our operations.

We currently rely on a single supplier for crude oil and condensate for processing into refined products. We are therefore dependent on this supplier to be able and willing to deliver crude oil and condensate for our processing activities. The failure of this supplier to deliver crude oil and condensate will adversely affect our business and financial results.

Loss of market share with or by a key customer, or consolidation among our customer base, could harm our operating results.

During the quarter ended March 31, 2012, a large percentage of our revenue, 43%, came from sales to our top two customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our refined products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

Additionally, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our refined products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could harm our operating results.

We are currently in default under certain of our long-term debt and are operating under forbearance agreements. Our failure to comply with provisions contained in the forbearance agreements, including as a result of events beyond our control, could materially and adversely affect our operating results and our financial condition.

We entered into forbearance agreements related to certain notes payable classified as long-term debt that require us to satisfy certain conditions in order to receive extensions under the forbearance agreements. If the forbearance agreement conditions are not met, the lender(s), or their assignees, could cause all amounts outstanding with respect to the notes to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding notes payable, either upon maturity or if accelerated, or that we would be able to refinance or restructure the payments on the notes payable. If the senior lender does not agree to extend the forbearance period, then the senior lender may exercise any rights and remedies available under the loan agreement and applicable law including, without limitation, foreclosing on our assets. Any such action by our senior secured lender would have a material adverse effect on our financial condition and ability to continue as a going concern.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

The following exhibits are filed herewith:

10.1	Loan Agreement dated September 29, 2008 among 1st International Bank as Lender, Lazarus Energy LLC as Borrower and Jonathan Pitts Carroll, Sr. and Lazarus Energy Holdings LLC as Guarantors.
10.2	Subordination Agreement effective August 21, 2008 by Notre Dame Investors, Inc. in favor of First International Bank.
10.3	Intercreditor and Subordination Agreement dated September 29, 2008 by and between Notre Dame Investors, Inc., Richard Oberlin, Lazarus Energy LLC and First International Bank.

10.4	Letter Agreement dated September 12, 2011 between GEL Tex Marketing, LLC, Milam Services, Inc., 1st International Bank, Lazarus Energy LLC and Lazarus Energy Holdings LLC.

10.5	Forbearance Agreement dated August 12, 2011 by and among 1st International Bank, Lazarus Energy LLC, Jonathan P. Carroll, Gina L. Carroll, Lazarus Energy Holdings, LLC, GEL Tex Marketing, LLC and Milam Services, Inc.

10.6	Promissory Note between Lazarus Energy LLC as maker and Notre Dame Investors Inc. as Payee in the Principal Amount of $8,000,000 dated June 1, 2006.

10.7	Intercreditor and Subordination Agreement dated August 12, 2011 by and among John H. Kissick, Lazarus Energy LLC and Milam Services, Inc.

31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Document.

101.CA	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY

May 21, 2012	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

May 21, 2012	/s/ TOMMY L. BYRD
Tommy L. Byrd Interim Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)