Form 10-Q
period 2012-06-30
BLUE DOLPHIN ENERGY CO
filed 2012-08-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2012

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

Number of shares of common stock, par value $0.01 per share (the “Common Stock”) outstanding as of August 13, 2012: 10,545,690

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$478,288	$1,822
Restricted cash	192,542	192,004
Accounts receivable	6,113,419	-
Prepaid expenses and other current assets	247,933	58,713
Deposits	1,248,947	473,026
Inventory	3,778,534	4,533,961
Total current assets	12,059,663	5,259,526

Property, plant and equipment, net	49,037,772	32,307,929

Debt issue costs	549,234	566,133
Other assets	14,221	10,468
Trade name	303,346	-
Goodwill	1,445,720	-
TOTAL ASSETS	$63,409,956	$38,144,056

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,261,292	$4,841,859
Accounts payable, related party	1,028,817	908,139
Note payable	43,392	46,318
Asset retirement obligations, current portion	149,271	-
Accrued expenses and other current liabilities	931,361	744,921
Interest payable, current portion	1,371,208	995,916
Long-term debt, current portion	1,846,812	1,839,501
Total current liabilities	19,632,153	9,376,654

Long-term liabilities:
Asset retirement obligations, net of current portion	1,206,643	-
Long-term debt, net of current portion	16,343,987	12,455,102
Long-term interest payable, net of current portion	753,929	650,214
Total long-term liabilities	18,304,559	13,105,316

TOTAL LIABILITIES	37,936,712	22,481,970

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized, 10,545,690 and 2,098,390	105,457	20,984
shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)
Additional paid-in capital	36,459,818	17,365,405
Accumulated deficit	(11,092,031)	(1,724,303)
Total stockholders' equity	25,473,244	15,662,086
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,409,956	$38,144,056

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUE FROM OPERATIONS
Refined product sales	$84,416,296	$-	$130,187,259	$-
Pipeline operations	124,476	-	194,386	-
Oil and gas sales	250,081	-	450,421	-

Total revenue from operations	84,790,853	-	130,832,066	-

COST OF OPERATIONS
Cost of refined products sold	88,051,229	-	133,692,455	-
Refinery operating expenses	2,239,914	-	3,302,665	-
Pipeline operating expenses	127,502	-	237,120	-
Lease operating expenses	298,962	-	500,675	-
Depletion, depreciation and amortization	520,390	4,306	798,352	8,614
General and administrative expenses	734,720	177,112	1,260,307	290,940
Accretion expense	41,685	-	65,460	-

Total cost of operations	92,014,402	181,418	139,857,034	299,554

Loss from operations	(7,223,549)	(181,418)	(9,024,968)	(299,554)

OTHER INCOME (EXPENSE)
Net tank rental revenue	81,364	353,709	175,319	696,454
Interest and other income	2,265	295	3,915	6,389
Interest expense	(275,333)	(12,061)	(508,850)	(24,372)
Unrealized gain (loss) on derivatives	-	-	-	-
Total other income (expense)	(191,704)	341,943	(329,616)	678,471

Income (loss) before income taxes	(7,415,253)	160,525	(9,354,584)	378,917

Income tax benefit (expense)	17,419	-	(13,144)	-

Net income (loss)	$(7,397,834)	$160,525	$(9,367,728)	$378,917

Income (loss) per common share:
Basic	$(0.70)	$160,525	$(1.18)	$378,917
Diluted	$(0.70)	$160,525	$(1.18)	$378,917

Weighted average number of common shares outstanding:
Basic	10,541,853	1	7,916,129	1
Diluted	10,541,853	1	7,916,129	1

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(9,367,728)	$378,917
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	792,642	8,615
Unrealized loss on derivatives	126,983	-
Amortization of debt issue costs	16,899	16,899
Amortization of intangible assets	5,710	-
Accretion expense	65,460	-
Common stock issued for services	119,000	-
Changes in operating assets and liabilities (net of effects of acquisition in 2012)
Restricted cash	(538)	(589)
Accounts receivable	(5,589,773)	-
Prepaid expenses and other current assets	106,442	-
Deposits	(775,921)	(68,407)
Inventory	810,594	(1,698)
Abandonment costs incurred	(3,685)	-
Accounts payable, accrued expenses and other liabilities	8,654,107	14,613
Accounts payable, related party	2,022,546	183,419
Net cash provided by (used in) operating activities	(3,017,262)	531,769

INVESTING ACTIVITIES
Capital expenditures	(2,074,137)	(505,670)
Cash acquired on Acquisition	1,674,594	-
Net cash used in investing activities	(399,543)	(505,670)

FINANCING ACTIVITIES
Proceeds from issuance of debt	4,759,393	-
Payments on long term debt	(847,197)	(21,066)
Payments on notes payable	(18,925)	(5,034)

Net cash provided by financing activities	3,893,271	(26,100)
Net increase (decrease) in cash and cash equivalents	476,466	(1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,822	733
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$478,288	$732

Supplemental Information:
Non-cash investing and financing activities:
Financing of insurance premiums	$82,560	$-
Related party payable converted to equity	$993,732	$-
Acquisition of Blue Dolpin at fair value, inclusive
of cash acquired of $1,674,594	$18,046,154	$-
Accrued services payable converted to common stock	$20,000	$-

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
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)  Organization

Company Operations

Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”), a Delaware corporation, was formed in 1986 as a holding company and conducts substantially all of its operations through its wholly-owned subsidiaries.  Our operating subsidiaries include:

- Lazarus Energy, LLC (“LE”), a Delaware limited liability company (petroleum processing assets);
- Blue Dolphin Pipe Line Company, a Delaware corporation (pipeline operations);
- Blue Dolphin Petroleum Company, a Delaware corporation (exploration and production activities);
- Blue Dolphin Services Co., a Texas corporation (administrative services);
- Blue Dolphin Exploration Company, a Delaware corporation (inactive); and
- Petroport, Inc., a Delaware corporation (inactive).

(2)  Acquisition

During the first quarter of 2012, Blue Dolphin acquired 100% of the issued and outstanding membership interests of LE, a Delaware limited liability company, from Lazarus Energy Holdings, LLC, a Delaware limited liability company (“LEH”) (the “Acquisition”).  The Acquisition was effective February 15, 2012.   As consideration for LE, Blue Dolphin issued, in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), 8,393,560 shares of common stock, par value $0.01 per share (the “Common Stock”), subject to anti-dilution adjustments, to LEH (the “Original BDEC Shares”).  Additionally, on February 21, 2012, pursuant to anti-dilution provisions, Blue Dolphin issued, in reliance on the exemption provided by Section 4(2) of the Securities Act, 32,896 shares of Common Stock to LEH (the “Anti-Dilution Shares” and together with the Original BDEC Shares, the “BDEC Shares”). As a result of Blue Dolphin’s issuance of the BDEC Shares, LEH owns 80% of Blue Dolphin’s issued and outstanding Common Stock.  The issuance of the BDEC Shares to LEH resulted in a change in control of Blue Dolphin.

LE owns a petroleum refinery located in Nixon, Texas (the “Nixon Facility”). The processing plant at the Nixon Facility is currently in a recommissioning phase and has not yet reached its full operational capacity.  The tank farm has 120,000 barrels of crude oil storage capacity and 148,000 barrels of refined product storage capacity.  The Nixon Facility has the capability to produce products such as Non-Road, Locomotive, and Marine Diesel Fuels, kerosene, jet fuel and intermediate products such as liquefied petroleum gas, naphtha and atmospheric gas oil.  LE has leased 20,000 barrels of refined product storage capacity to Genesis Energy, LLC (“Genesis”). Once the lease expires, we plan to use the tanks for our own operations.

The Acquisition has been accounted for as a reverse merger using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of LE.  Under reverse acquisition accounting, LE (the legal subsidiary) has been treated as the accounting parent (acquirer) and Blue Dolphin (the legal parent) has been treated as the accounting subsidiary (acquiree).  Accordingly, the financial statements subsequent to the date of the transaction are presented herein as the continuation of LE.

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

In connection with the Acquisition, we engaged an independent third-party to fair value the net assets of Blue Dolphin.  Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The following table summarizes the purchase price allocation of the net assets acquired as of the acquisition date, as well as the measurement period adjustments that were made in the second quarter of 2012:

The above estimated fair values of the assets acquired and liabilities assumed are based on information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.  As of June 30, 2012 the measurement period adjustments for Blue Dolphin are complete.

Goodwill recognized in the transaction is related to the expected value to be received from the combination of LE’s crude oil and condensate processing facility and Blue Dolphin’s pipeline and facilities, oil and gas properties and operational expertise.

From the date of the Acquisition (February 15, 2012) until June 30, 2012, Blue Dolphin’s revenue and net loss included in the condensed consolidated statements of operations for the three months ended June 30, 2012, was $374,557, and  $976,811 respectively.  Blue Dolphin’s revenue and net loss included in the condensed consolidated statements of operations for the six months ended June 30, 2012, was $644,807, and $1,490,351 respectively.

	February 15, 2012	Measurement	Purchase Price Allocation
	As Intially	Period	(As Adjusted)
	Reported	Adjustments	February 15, 2012

Current assets	$2,466,901	$-	$2,466,901
Oil and gas properties	1,503,596	3,639,279	5,142,875
Pipelines	4,466,273	4,757,563	9,223,836
Onshore separation and handling facilities	325,435	-	325,435
Land	473,225	-	473,225
Other property and equipment	282,972	-	282,972
Other long term assets	9,463	-	9,463
Trade name	184,368	118,978	303,346
Goodwill	8,667,401	(7,221,681)	1,445,720
Total assets acquired	18,379,634	1,294,139	19,673,773

Current liabilities	333,480	-	333,480
Asset retirement obligations	-	1,294,139	1,294,139
Total liabilities assumed	333,480	1,294,139	1,627,619

Net assets acquired	$18,046,154	$-	$18,046,154

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

Supplemental Pro Forma Information

The following pro forma condensed consolidated statements of operations for the three and six months ended June 30, 2012 and June 30, 2011 consolidate the historical consolidated statements of operations of Blue Dolphin and LE giving effect to the Acquisition as if it had occurred on January 1, 2011, respectively.  The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Historical		Proforma	Historical		Proforma
	Blue Dolphin	LE	Consolidated	Blue Dolphin	LE	Consolidated

REVENUE FROM OPERATIONS
Refined product sales	$-	$84,416,296	$84,416,296	$-	$130,187,259	$130,187,259
Pipeline operations	124,476	-	124,476	233,810	-	233,810
Oil and gas sales	250,081	-	250,081	560,779	-	560,779

Total revenue from operations	374,557	84,416,296	84,790,853	794,589	130,187,259	130,981,848

COST OF OPERATIONS
Cost of refined products sold	-	88,051,229	88,051,229	-	133,692,455	133,692,455
Refinery operating expenses	-	2,239,914	2,239,914	-	3,302,665	3,302,665
Pipeline operating expenses	127,502	-	127,502	296,585	-	296,585
Lease operating expenses	298,962	-	298,962	603,399	-	603,399
Depletion, depreciation and amortization	228,184	292,206	520,390	352,771	487,110	839,881
General and administrative expenses	656,056	78,664	734,720	1,196,126	237,125	1,433,251
Accretion expense	41,685	-	41,685	77,347	-	77,347

Total cost of operations	1,352,389	90,662,013	92,014,402	2,526,228	137,719,355	140,245,583

Loss from operations	(977,832)	(6,245,717)	(7,223,549)	(1,731,639)	(7,532,096)	(9,263,735)

OTHER INCOME (EXPENSE)
Net tank rental revenue	-	81,364	81,364	-	175,319	175,319
Interest and other income	1,877	388	2,265	4,216	538	4,754
Interest expense	(856)	(274,477)	(275,333)	(856)	(507,994)	(508,850)
Total other income (expense)	1,021	(192,725)	(191,704)	3,360	(332,137)	(328,777)

Loss before income taxes	(976,811)	(6,438,442)	(7,415,253)	(1,728,279)	(7,864,233)	(9,592,512)

Income tax expense	-	17,419	17,419	-	(13,144)	(13,144)

Net loss	$(976,811)	$(6,421,023)	$(7,397,834)	$(1,728,279)	$(7,877,377)	$(9,605,656)

No columns for adjustments are reflected as there were no adjustments for the periods indicated.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Historical		Proforma	Historical		Proforma
	Blue Dolphin	LE	Consolidated	Blue Dolphin	LE	Consolidated

REVENUE FROM OPERATIONS
Pipeline operations	$267,375	$-	$267,375	$610,005	$-	$610,005
Oil and gas sales	353,027	-	353,027	702,731	-	702,731

Total revenue from operations	620,402	-	620,402	1,312,736	-	1,312,736

COST OF OPERATIONS
Pipeline operating expenses	245,032	-	245,032	466,366	-	466,366
Lease operating expenses	271,836	-	271,836	530,279	-	530,279
Depletion, depreciation and amortization	136,828	4,306	141,134	283,536	8,614	292,150
General and administrative expenses	349,245	177,112	526,357	822,636	290,940	1,113,576
Accretion expense	32,993	-	32,993	66,079	-	66,079

Total cost of operations	1,035,934	181,418	1,217,352	2,168,896	299,554	2,468,450

Loss from operations	(415,532)	(181,418)	(596,950)	(856,160)	(299,554)	(1,155,714)

OTHER INCOME (EXPENSE)
Net tank rental revenue	-	353,709	353,709	-	696,454	696,454
Interest and other income	1,598	295	1,893	10,138	6,389	16,527
Interest expense	-	(12,061)	(12,061)	-	(24,372)	(24,372)
Total other income (expense)	1,598	341,943	343,541	10,138	678,471	688,609

Income (loss) before income taxes	(413,934)	160,525	(253,409)	(846,022)	378,917	(467,105)

Income tax expense	-	-	-	-	-	-

Net income (loss)	$(413,934)	$160,525	$(253,409)	$(846,022)	$378,917	$(467,105)

No columns for adjustments are reflected as there were no adjustments for the periods indicated.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(3)  Significant Accounting Policies

Basis of Presentation

We have prepared our unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), as codified by the Financial Accounting Standards Board in its Accounting Standards Codification (“ASC”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary to present fair condensed consolidated statements of operations, financial position and cash flows.  We believe that the disclosures are adequate and the presented information is not misleading.  This report has been prepared in accordance with the SEC’s Form 10-Q instructions and therefore, certain information and footnote disclosures normally included in our annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations.

The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2012.

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

Restricted Cash

Restricted cash was $192,542 and $192,004 at June 30, 2012 and December 31, 2011, respectively.  These amounts relate to escrow accounts for potential environmental matters and loan repayments.

Accounts Receivable, Allowance for Doubtful Accounts and Concentrations of Credit Risk

Accounts receivable are customer obligations due under normal trade terms.  The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable.  We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all of our aged accounts receivables for collectability and establish an allowance as necessary for individual customer balances.  As of June 30, 2012 and December 31, 2011, there was no allowance recorded related to trade accounts receivable.

We had three customers that accounted for 79% of our total revenue for the three months ended June 30, 2012.  We had three customers that accounted for approximately 69% of our total revenue for the six months ended June 30, 2012. The three customers represented approximately $3.4 million of accounts receivable at June 30, 2012.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

Inventory

Our inventory primarily consists of refined petroleum products valued at lower of cost or market with costs being determined by the average cost method.

Price-Risk Management Activities

In May 2012, we implemented an inventory risk management policy under which Genesis Energy, LLC (“Genesis”) may, but is not required to, use derivative instruments as economic hedges to reduce our refined product inventory commodity price risk.  We follow ASC guidance for derivatives and hedging related to stand alone derivative instruments. These contracts are not sugject to hedge accounting treatment under ASC 815.  Accordingly, even though such hedge positions are direct contractual obligations of Genesis and not us, we nevertheless record the fair value of these Genesis hedges in our condensed consolidated balance sheet each quarter because of contractual arrangements between Genesis and us under which we are effectively exposed to the potential gains or losses.  Changes in the fair value from quarter to quarter are recognized in our condensed consolidated statement of operations.

Property and Equipment

Refinery and Facilities.  Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance, including maintenance turnarounds, are charged to expense as incurred. As a startup facility, maintenance turnaround expenses are not material and are not expected to be material in the next twelve to eighteen months. Management expects to continue making improvements to our refinery assets based on technological advances.

Refinery and facilities are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for refinery and facilities’ retirements and disposals, with the resulting gain or loss included in the statements of operations.

For financial reporting purposes, depreciation of refinery and facilities is computed using the straight-line method over the estimated useful lives of 25 years when the refinery and facilities are placed in service.

Management has evaluated the guidance in the ASC related to asset retirement obligation for its refinery and facilities.  Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities.  Further, management believes that these assets have indeterminate lives under ASC guidance for estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time.  When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the three and six months ended June 30, 2012 or 2011.

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

Current estimated proved oil and gas reserves were based on reports prepared by third-party petroleum engineering consulting firms.  For determining impairment of our oil and gas properties, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to a “ceiling,” which is determined based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, calculated using prevailing oil and natural gas prices on the last day of the period, or a subsequent higher price under certain circumstances.  Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense.  We did not have any impairment of our oil and gas properties for the three and six months ended June 30, 2012.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

Pipelines and Facilities Assets.  Pipelines and facilities assets are recorded at cost.  Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with the ASC guidance on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom.  We did not have any impairment of our pipelines and facilities for the three and six months ended June 30, 2012.

Construction in Progress.  Construction in progress consists of costs we incurred to purchase and refurbish the Nixon Facility.  Amounts were capitalized as incurred and depreciation began when the Nixon Facility became operational. Capitalized interest, which was added to the cost of the underlying assets, will be amortized over the useful life of the Nixon Facility.

Trade Name

In connection with the Acquisition, we recognized $303,346 as trade name.  We have determined our trade name to have an indefinite useful life.  We perform an evaluation for impairment of our trade name either annually or when events and circumstances indicate an impairment test is considered necessary.

Goodwill

We recognized goodwill in connection with our Acquisition.  Goodwill has an indefinite useful life and reflects the amount of the purchase consideration that exceeded the fair value of Blue Dolphin’s net assets.  We perform an evaluation for impairment of goodwill either annually or when events and circumstances indicate a goodwill impairment test is considered necessary.

Debt Issue Costs

Debt issue costs are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.  Debt issue costs of $675,980, net of accumulated amortization in the amount of $126,746 and $109,847 at June 30, 2012 and at December 31, 2011, respectively, are being amortized over the life of the loan.  Amortization expense, which is included in interest expense, was $8,450 for the three months ended June 30, 2012 and 2011.  Amortization expense was $16,899 for the six months ended June 30, 2012 and 2011.

Revenue Recognition

Refined Products Revenue.  We sell various refined products including naphtha, distillates and atmospheric gas oil.  Revenue from refined product sales is recognized when title passes, while revenue from services is recognized when services are provided. Title passage occurs when refined products are delivered in accordance with the terms of the respective sales agreements. In addition, revenue is not recognized until sales prices are fixed or determinable and collectability is reasonably assured.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

Revenue for refined products sold is recorded upon delivery of the refined products to customers, which is the point at which title is transferred.  The customer assumes the risk of loss when payment is received or collection is reasonably assured. Transportation, shipping and handling costs incurred are included in cost of refined products sold. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenue.

Tank Storage Rental Revenue.  Revenue from tank storage rental is recorded on a straight line basis in accordance with the terms of the related lease agreement.   The lessee is invoiced monthly for the amount of rent due for the related period.

Recognition of Oil and Gas Revenue.  Sales from producing wells are recognized on the entitlement method of accounting, which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production.  Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest.  Our imbalance liability at June 30, 2012 was not material.

Pipeline Transportation Revenue.  Revenue from our pipeline operations is derived from fee-based contracts and is typically based on transportation fees per unit of volume transported multiplied by the volume delivered.  Revenue is recognized when volumes have been physically delivered for the customer through the pipeline.

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

The evaluation of a tax position is a two-step process. The first step is a recognition process whereby we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Recently Issued Accounting Pronouncements

We have evaluated recent accounting pronouncements and determined that they do not have a material impact on our consolidated financial statements or disclosures.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(4)  Business Segment Information

We are engaged in three lines of business: (i) ownership of crude oil and condensate processing assets, (ii) pipeline transportation services to producers/shippers and (iii) oil and gas exploration and production.  Our primary assets include the Nixon Facility, oil and natural gas pipelines in the Gulf of Mexico region and oil and natural gas leasehold interests in the U.S. Gulf of Mexico and the North Sumatra Basin offshore Indonesia.

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

Following is a reconciliation of our EBIT (by business segment) for the three months ended June 30, 2012, and at June 30, 2012:

	Three Months Ended June 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$84,416,296	$124,476	$250,081	$-	$84,790,853
Operation cost(2)	90,369,807	241,503	503,922	378,780	91,494,012
Depletion, depreciation
and amortization	292,206	167,254	57,361	3,569	520,390
Other non-interest income	81,364	-	-	-	81,364
EBIT	$(6,164,353)	$(284,281)	$(311,203)	$(382,349)	$(7,142,185)

Capital expenditures	$724,805	$-	$-	$-	$724,805

Identifiable assets(3)	$44,975,160	$11,969,394	$5,451,217	$1,014,185	$63,409,956
___________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue.  In addition, the effect of the economic hedges on our refined products, executed by Genesis, is included within operation cost of our Crude Oil and Condensate Processing group.  Cost of refined products sold includes a realized loss of $1,601 and an unrealized loss of $126,983 for the three months ended June 30, 2012.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

Following is a reconciliation of our EBIT (by business segment) for the three months ended June 30, 2011, and at June 30, 2011:

	Three Months Ended June 30, 2011
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$-	$-	$-	$-	$-
Operation cost(2)	177,112	-	-	-	177,112
Depletion, depreciation
and amortization	4,306	-	-	-	4,306
Other non-interest income	353,709	-	-	-	353,709
EBIT	$172,291	$-	$-	$-	$172,291

Capital expenditures	$289,212	$-	$-	$-	$289,212

Identifiable assets(3)	$30,320,141	$-	$-	$-	$30,320,141
________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Following is a reconciliation of our EBIT (by business segment) for the six months ended June 30, 2012, and at June 30, 2012:

	Six Months Ended June 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$130,187,259	$194,386	$450,421	$-	$130,832,066
Operation cost(2)	137,232,245	437,220	892,798	496,419	139,058,682
Depletion, depreciation	-	-	-	-
and amortization	487,110	225,554	79,570	6,118	798,352
Other non-interest income	175,319	-	-	-	175,319
EBIT	$(7,356,777)	$(468,388)	$(521,948)	$(502,537)	$(8,849,649)

Capital expenditures	$2,074,137	$-	$-	$-	$2,074,137

Identifiable assets(3)	$44,975,160	$11,969,394	$5,451,217	$1,014,185	$63,409,956
_______________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue.  In addition, the effect of the economic hedges on our refined products, executed by Genesis, is included within operation cost of our Crude Oil and Condensate Processing group. Cost of refined products sold includes a realized loss of $1,601 and an unrealized loss of $126,983 for the six months ended June 30, 2012.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

Following is a reconciliation of our EBIT (by business segment) for the six months ended June 30, 2011, and at June 30, 2011:

	Six Months Ended June 30, 2011
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$-	$-	$-	$-	$-
Operation cost(2)	290,940	-	-	-	290,940
Depletion, depreciation	-	-	-	-
and amortization	8,614	-	-	-	8,614
Other non-interest income	696,454	-	-	-	696,454
EBIT	$396,900	$-	$-	$-	$396,900

Capital expenditures	$505,670	$-	$-	$-	$505,670

Identifiable assets(3)	$30,320,141	$-	$-	$-	$30,320,141
________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

(5)  Fair Value Measurement

We are subject to the gain or loss on financial assets based on our various agreements and understandings with Genesis.  Pursuant to these agreements and understandings, Genesis can execute, on our behalf, the purchase and sale of certain financial instruments for the purpose of economically hedging certain commodity risks associated with our refined products inventory and, over time, this program may also include mitigating certain risks associated with the purchase of crude oil inputs.  Based on our agreements with Genesis, we are liable for any gains or losses associated with the purchase and/or sale of such financial instruments on our behalf by Genesis and such instruments represent embedded derivatives for the purpose of financial reporting.  Accordingly, we account for such embedded derivatives in our books and records by utilizing the market approach when measuring fair value of our financial instruments (typically in current assets and/or liabilities, as discussed below). The market approach uses prices and other relevant information generated by such market transactions executed on our behalf involving identical or comparable assets or liabilities.

The fair value hierarchy consists of the following three levels:

Level 1	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable and cannot be corroborated by market data or other entity-specific inputs.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair values at June 30, 2012 and December 31, 2011 due to their short-term maturities. The following table represents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and the basis for that measurement:

		Fair Value Measurement at June 30, 2012 Using
	Carrying Value as at June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial liabilties:
Commodity contracts	$126,983	$126,983	$-	$-

Carrying amounts of commodity contracts executed by Genesis are reflected as financial liabilities in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

(6)  Refined Products Inventory Risk Management

Under our refined products inventory risk management policy Genesis may, but is not required to, use gasoline and distillate futures contracts to mitigate the change in value for a portion of our inventory volumes subject to market price fluctuations in our inventory. The physical volumes are not exchanged, and these contracts are net settled by Genesis with cash.

The fair value of these contracts is reflected in the condensed consolidated balance sheets and the related net gain or loss is recorded within cost of refined products sold in the condensed consolidated statements of operations. Quoted prices for identical assets or liabilities in active markets (Level 1) are considered to determine the fair values for the purpose of marking to market the financial instruments at each period end. At June 30, 2012, we had open commodity instruments consisting of refined product futures on 22,000 net barrels to protect the value of certain refined product and blendstock inventories. The fair value of the outstanding contracts at June 30, 2012 was a net unrealized loss of approximately $127,000 comprised of short-term unrealized losses, which is reflected within accrued expenses and other current liabilities in the condensed consolidated balance sheets. At December 31, 2011, there were no commodity instruments with open positions.

Commodity transactions are executed by Genesis to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors. Genesis may, but is not required to, initiate an economic hedge on our refined products when our inventory levels exceed targeted levels (currently 1.5 days production).  Although the decision to enter into a futures contract is made solely by Genesis, Genesis typically confers with management as part of their decision making process.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

Due to mark-to-market accounting during the term of the commodity contracts, significant unrealized non-cash net gains and losses could be recorded in our results of operations. Additionally, Genesis may be required to collateralize any mark-to-market losses on outstanding commodity contracts.

As of June 30, 2012, we had the following outstanding obligation based on futures contracts of refined products that were entered into as economic hedges, through Genesis. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousand barrels):

	Notional Contract Volumes by Year of Maturity
	2012	2013	2014	2015
Inventory positions (futures):
Refined products - net short (long) positions	22	-	-	-

(7)  Inventories

Inventory balances consisted of the following:

	June 30,	December 31,
	2012	2011

Low-sulfur diesel	$445,857	$2,193,864
Naphtha	2,759,078	1,067,011
Atmospheric gas oil	400,445	1,010,877
Other liquids	55,068	64,486
Propane	43,877	59,599
Crude	74,209	134,289
Supplies	-	3,835
	$3,778,534	$4,533,961

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(8)  Property, Plant and Equipment, Net

Property and equipment consisted of the following:

	June 30,	December 31,
	2012	2011

Refinery and facilities	$33,784,022	$-
Oil and gas properties (full-cost method)	5,144,973	-
Pipelines and facilities	9,223,836	-
Onshore separation and handling facilities	325,435	-
Land	577,965	104,740
Other property and equipment	521,630	217,136
	49,577,861	321,876

Less: Accumulated depletion, depreciation and amortization	855,084	62,443
	48,722,777	259,433

Construction in Progress	314,995	32,048,496

Property, Plant and Equipment, Net	$49,037,772	$32,307,929

(9)  Accounts Payable, Related Party Transactions

As part of the Acquisition, LEH, which owns 80% of our issued and outstanding common stock, manages and operates the Nixon Facility and our other operations (the “Services”) pursuant to a Management Agreement dated February 15, 2012 (the “Management Agreement”).

Pursuant to the Management Agreement, LEH receives as compensation for Services, the right to receive (i) weekly payments based on revenues from the sale of diesel blend stocks processed by the Nixon Facility not to exceed $750,000 per month, (ii) reimbursement for certain accounting costs related to the preparation of financial statements of LE not to exceed $50,000 per month, (iii) $0.25 for each barrel processed at the Nixon Facility during the term of the Management Agreement, up to a maximum quantity of 10,000 barrels per day determined on a monthly basis, and (iv) $2.50 for each barrel processed at the Nixon Facility during the term of the Management Agreement, determined on a monthly basis. We further agreed to reimburse LEH at cost for all reasonable expenses incurred while performing the Services. All compensation owed to LEH under the Management Agreement is to be paid to LEH within 30 days of the end of each calendar month. The Management Agreement expires upon the earliest to occur of (a) the date of the termination of the Joint Marketing Agreement between LE and GEL Tex Marketing, LLC (“GEL”) dated August 12, 2011(the “Joint Marketing Agreement”), which has an initial term of three years and year-to-year renewals at the option of either party thereafter, (b) August 12, 2014, or (c) upon written notice of either party to the Management Agreement of a material breach of the Management Agreement by the other party. If the Management Agreement is renewed after the expiration of its initial term, then it will thereafter be reviewed on an annual basis by our Board of Directors (the “Board”) and it may be terminated if the Board determines that the Management Agreement is no longer in our best interests.

Herbert N.Whitney, a member of the Board, currently serves as a consultant to LEH.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

Aggregate amounts expensed for Services for the three and six months ended June 30, 2012 were $2,239,914 (approximately $2.85 per barrel) and $3,302,665 (approximately $2.85 per barrel), respectively.  At June 30, 2012 and December 31, 2011, the amounts outstanding to LEH for Services were $1,028,817 and $908,140, respectively, and are reflected in accounts payable, related party in the condensed consolidated balance sheets.  LE related party payable was converted to LE’s members’ equity in the amount of $993,732 on Acquisition.

(10)  Note Payable

In January 2010, LE issued a $100,000 short-term note as payment for financing costs.  The balance on this note was $31,317 and $46,318 at June 30, 2012 and December 31, 2011, respectively.  The unsecured note, which bears interest at 10% and was originally due in January 2012, has been extended to December 2012.

In March 2012, LE acquired two used trucks for use at the Nixon Facility under a short-term note payable.  The balance on this note was $12,075 at June 30, 2012.  The unsecured note bears interest at 5%.

(11)   Asset Retirement Obligations

We have asset retirement obligations associated with the future abandonment, dismantlement and removal of our pipelines and facilities and our oil and gas properties.  The following table summarizes our asset retirement obligation related to our pipelines and facilities and oil and gas properties:

Fair value of asset retirement obligations at February 15, 2012	$1,294,139
Liabilities incurred	-
Liabilities settled	(3,685)
Accretion expense	65,460
Asset retirement obligations as of June 30, 2012	1,355,914

Less: current portion of asset retirement obligations	149,271
Asset retirement obligations, long-term balance
at June 30, 2012	$1,206,643

Management has concluded that there is no legal or contractual obligation to dismantle or remove our refinery and facilities assets. Management further believes that our refinery and facilities assets have indeterminate lives under ASC guidance for estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time.  When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(12)  Long-Term Debt

Our long-term debt consists of notes payable, construction financing and capital leases with third-parties as follows:

	June 30,	December 31,
	2012	2011

Refinery Loan	$9,315,826	$9,669,173
Notre Dame Debt	1,300,000	1,300,000
Construction and Funding Agreement	7,572,040	3,319,193
Captial Leases	2,933	6,237
	18,190,799	14,294,603
Less: Current portion of long-term debt	1,846,812	1,839,501
	$16,343,987	$12,455,102

Refinery Loan.  In September 2008, LE obtained a loan payable to First International Bank (which, together with its successors in interest, are referred to as “FIB”) under a promissory note in the amount of $10,000,000 (the “Refinery Loan”). The Refinery Loan, which is currently in default, accrues interest at a rate of prime plus 2.25% and has a maturity date of October 2028.  The Refinery Loan is: (i) secured by a first lien on the refinery and general assets of LE and (ii) subject to certain restrictive financial covenants related to debt to net worth and current ratio.  Interest was accrued on the Refinery Loan in the amount of $1,179,831 and $967,567 at June 30, 2012 and December 31, 2011, respectively.

In August 2011, LE entered into a Forbearance Agreement with FIB (the “Refinery Loan Forbearance Agreement”) that provided for a reduced minimum monthly payment of $60,000. The initial forbearance period under the Refinery Loan Forbearance Agreement was one year (the “Initial Forbearance Period”).  The Refinery Loan Forbearance Agreement provided for an additional one year extension period beyond the Initial Forbearance Period to August 12, 2013 (the “Extended Forbearance Period”), if we satisfied certain forbearance extension conditions (the “Forbearance Extension Conditions”) within the Initial Forbearance Period, as follows:

●	FIB must have received payments in the amount of either the tank storage fee or regular monthly payment, as applicable, during each of the 12 months of the Initial Forbearance Period;
●
Milam Services, Inc., an affiliate of Genesis (“Milam”), must have completed the services under the Construction and Funding Contract between LE and Milam dated August 12, 2011 (the “Construction and Funding Agreement”); and

●
The Nixon Facility must have been operational and generating gross profits to the extent that FIB was receiving not only regular monthly payments, but also payments of its 50% portion of the LE profit share (as determined under the Joint Marketing Agreement) in reduction of some portion of the arrearage.

During the Initial Forbearance Period and any Extended Forbearance Period and any extensions thereof, we remain subject to the terms, conditions and covenants of the Refinery Loan, other than those that qualified as existing defaults at the time we entered into the Refinery Loan Forbearance Agreement.  Further, FIB can terminate the Refinery Loan Forbearance Agreement and any extensions thereof at any time if any termination events (the “Termination Events”) occur, as follows:

●	We do not, upon the Nixon Facility becoming operational, and the cessation of the payment of tank storage fees by Genesis to us, make a monthly payment in the amount of $69,443 to FIB each month;
●	There is a default under the Refinery Loan (other than the existing default) that is not cured within 30 days subject to certain extensions;
●
There is a default under the Refinery Loan Forbearance Agreement, the Construction and Funding Agreement, the Joint Marketing Agreement or the Crude Oil Supply and Throughput Services Agreement between LE and GEL dated August 12, 2011 (the “Crude Supply Agreement”) and such default continues for 10 days after its occurrence; or

●	LE files for bankruptcy protection or takes part in any other insolvency proceeding, seeks relief under any debtor relief law or had a receiver or similar official appointed.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

In October 2011, FIB was acquired by American First National Bank (“AFNB”), which became the holder of the Refinery Loan.  In June 2012, AFNB sent a letter to the borrower and guarantors of the Refinery Loan (the “Borrowers”) outlining what AFNB believed to be contraventions to certain provisions of the Refinery Loan, the Refinery Loan Forbearance Agreement, the Deed of Trust and the Security Agreement, including an assertion that the merger between Blue Dolphin and LE represented a change of control of LE.  The Borrowers responded to AFNB expressing a belief that they are in compliance with provisions of the Refinery Loan, the Refinery Loan Forbearance Agreement, the Deed of Trust and the Security Agreement.

As of the date of filing of this report, management believes that we have satisfied the Forbearance Extension Conditions and no Termination Events have occurred.  If the Refinery Loan Forbearance Agreement is rightfully terminated, AFNB may demand payment of all of the amounts owed under the Refinery Loan and commence foreclosure proceedings, which would result in a material adverse effect on us.

Once all past due principal, interest, costs, fees and taxes have been paid under the Refinery Loan Forbearance Agreement, LE is required to resume payments of $83,333.33 per month for a period of 12 consecutive months to AFNB in order to replenish the $1.0 million payment reserve required by the Refinery Loan.  After all past due principal and interest (as well as costs, fees and taxes) have been paid, the Refinery Loan will be re-amortized and will have a maturity date of October 1, 2028.

Notre Dame Debt.  LE obtained a loan in the original amount of $8,000,000 pursuant to a promissory note previously held by Notre Dame Investors, Inc. and currently held by John Kissick (the “Notre Dame Debt”). The note, which is currently in default, accrues interest at the default rate of 16% and is secured by a second lien on the refinery and general assets of LE.  Interest was accrued on the note in the amount of $753,929 and $650,214 at June 30, 2012 and December 31, 2011, respectively.

In August 2011, LE entered into an intercreditor and subordination agreement under which Mr. Kissick, as second lienholder on the Nixon Facility, agreed to forebear his rights under the note evidencing the Notre Dame Debt for so long as amounts are outstanding on our more senior construction funding obligations. Further, in a letter agreement in August 2011, Mr. Kissick confirmed, acknowledged and agreed not to institute a suit or other proceeding against LE to foreclose upon any liens that have been established pursuant to the Notre Dame Debt or exercise any other rights or remedies pursuant to the promissory note under applicable law or otherwise so long as the Joint Marketing Agreement is in effect and has not been terminated.  The Joint Marketing Agreement expires in August 2014.

As of June 30, 2012, the Joint Marketing Agreement was in effect and had not been terminated. There are no financial covenants associated with this debt.

Construction and Funding Agreement.  In August 2011, Milam committed funding for the completion of the Nixon Facility’s refurbishment and start-up operations. Payments commenced in the first quarter of 2012.  Interest accrues at the rate of 6%.  Interest was accrued on the financing in the amount of $182,829 and $23,578 at June 30, 2012 and December 31, 2011, respectively.  There are no financial covenants associated with this obligation.

See Note (17), “Subsequent Events” and “Management’s Discussion and Analysis of Financial Condition –  Clarification of Amounts Owed to Genesis and its Affiliates” in Item 2 of this report for additional disclosures related to amendments to the Joint Marketing Agreement that add to our obligation amount under the Construction and Funding Agreement.

Capital Leases.  LE was obligated under various capital lease agreements for equipment totaling $2,933 and $6,237 at June 30, 2012 and December 31, 2011, respectively.  The capital leases require monthly payments ranging from $164 to $2,559, including imputed interest at rates ranging from 8.50% to 13.39%, and maturing at various dates through February 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.  The assets are amortized over the lower of their related lease terms or their estimated productive lives.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

The following is a summary of equipment held under capital leases:

	June 30,	December 31,
	2012	2011

Cost	$9,396	$9,396
Less: Accumulated amortization	4,071	3,602
	$5,325	$5,794

Amortization on assets under capital leases is included in depletion, depreciation and amortization expense in the condensed consolidated statements of operations and was $235 and $1,456 for the three months ended June 30, 2012 and 2011, respectively, and $470 and $2,911 for the six months ended June 30, 2012 and 2011, respectively.

(13)  Income Taxes

As a result of the Acquisition, Section 382 of the Internal Revenue code imposes potential limitations on the use of our NOL carryovers.  The amount of NOL subject to such limitations is approximately $19.7 million.  The NOL generated subsequent to the Acquisition, approximately $9.9 million, is not subject to any such limitation.  For the three and six months ended June 30, 2012, we did not recognize any deferred tax asset related to such NOL’s due to the uncertainty of its use.

LE is an LLC and prior to the Acquisition its taxable income or loss flowed through to its individual member for federal and state income tax purposes.  Blue Dolphin is a “C” corporation and is a taxable entity for federal and state income tax purposes.  On Acquisition, LE became the legal subsidiary of Blue Dolphin and LE’s taxable income or loss flows through to Blue Dolphin for federal and state income tax purposes.  As a result of the Acquisition, Section 382 of the Internal Revenue Code imposes a limitation on the use Blue Dolphin’s NOLs.  For the three months ended June 30, 2012, we did not recognize any deferred tax assets resulting from our NOLs due to the uncertainty to the realization of our NOLs.

The State of Texas has a business tax that is imposed on gross margin revenue to replace its prior franchise tax regime. Although the Texas margins tax (“TMT”) is imposed on an entity’s gross profit revenue rather than on its net income, certain aspects of the tax make it similar to an income tax.  At June 30, 2012, we accrued $13,144 in TMT.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(14)  Commitments and Contingencies

Genesis Agreements

We are highly dependent on our relationship with Genesis and its affiliates.  Our relationship with Genesis is governed by three agreements:

●
Crude Supply Agreement -- Pursuant to the Crude Supply Agreement, GEL is the exclusive supplier of crude oil to the Nixon Facility.  We are not permitted to buy crude oil from any other source without GEL’s express written consent.  GEL supplies crude oil to LE at cost plus freight expense and any costs associated with hedging.  All crude oil supplied to LE pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described below.  In addition, GEL has a first right of refusal to use three storage tanks at the Nixon Facility during the term of the Crude Supply Agreement.  Subject to certain termination rights, the Crude Supply Agreement has an initial term of three years, expiring on August 12, 2014.  After the expiration of its initial term, the Crude Supply Agreement automatically renews for successive one year terms unless either party notifies the other party of its election to terminate the Crude Supply Agreement within 90 days of the expiration of the then current term.

●
Construction and Funding Agreement -- Pursuant to the Construction and Funding Agreement, LE engaged Milam to provide construction services on a turnkey basis in connection with the construction, installation and refurbishment of certain equipment at the Nixon Facility (the “Project”).  Milam has continued to make advances in excess of their obligation, in their discretion, for certain construction and operating costs at the Nixon Facility. All amounts advanced to LE pursuant to the terms of the Construction and Funding Agreement bear interest at 6% per annum.  In March 2012 (the month after initial operation of the Nixon Facility occurred), LE began paying Milam, in accordance with the provisions of the Joint Marketing Agreement, a minimum monthly payment of $150,000 as repayment of interest and amounts advanced to LE under the Construction and Funding Agreement.  If, however, the Gross Profits of LE (as defined below) in any given month (calculated as the revenue from the sale of products from the Nixon Facility minus the cost of crude oil) are insufficient to make this payment, then there is a deficiency amount, which shall accrue interest (the “Deficiency Amount”).  If there is a Deficiency Amount, then 100% of the gross profits in subsequent calendar months will be paid to Milam until the Deficiency Amount has been satisfied in full and all previous $150,000 monthly payments have been made.

The Construction and Funding Agreement places restrictions on LE, which prohibit LE from: incurring any debt (except debt that is subordinated to amounts owed to Milam or GEL); selling, discounting or factoring its accounts receivable or its negotiable instruments outside the ordinary course of business while no default exists; suffering any change of control or merging with or into another entity; and certain other conditions listed therein. As of the date hereof, Milam can terminate the Construction and Funding Agreement for a breach or upon termination of the Refinery Loan Forbearance Agreement. If Milam terminates the Construction and Funding Agreement, then: (i) Milam and LE are required to execute a forbearance agreement, the form of which has been previously agreed to, pursuant to which LE will pay Milam a fee of $150,000 per month in order to maintain the forbearance (such amount shall be credited against the amount owed) for a period of six months (during which time Milam will agree not to foreclose pursuant to the Construction and Funding Agreement and, thus, LE has the right to find financing to pay off such amounts), (ii) Milam shall be entitled to receive payment in full for all obligations owed under the Construction and Funding Agreement, (iii) all liens in favor of Milam will remain in full force and effect until released in accordance with the terms of the Construction and Funding Agreement and (iv) upon repayment of all obligations owed to Milam pursuant to the terms of the forbearance agreement executed by Milam and LE, LE shall have no further obligations to Milam or its affiliates under the Construction and Funding Agreement; and

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

●
Joint Marketing Agreement -- The Joint Marketing Agreement sets forth the terms of the agreement between LE and GEL pursuant to which the parties will market and sell the output produced at the Nixon Facility and share the Gross Profits (as defined below) from such sales.  Pursuant to the Joint Marketing Agreement, LE is responsible for entering into contracts with customers for the purchase and sale of output produced at the Nixon Facility and handling all billing and invoicing relating to the same.  However, all payments for the sale of output produced at the Nixon Facility will be made directly to GEL as collection agent and all customers must satisfy GEL’s customer credit approval process.  Subject to certain amendments and clarifications (as described below), the Joint Marketing Agreement also provides for the sharing of “Gross Profits” (defined as the total revenue from the sale of output from the Nixon Facility minus the cost of crude oil pursuant to the Crude Supply Agreement) as follows:

(a)
First, prior to the date on which Milam has recouped all amounts advanced to LE under the Construction and Funding Agreement (the “Investment Threshold Date”), $150,000 (the “Base Construction Payment”) shall be paid to GEL (for remittance to Milam) each calendar month to satisfy amounts owed under the Construction and Funding Agreement, with a catch-up in subsequent months if there is ever a deficiency (i.e., Gross Profits is less than $150,000 in a month) until any such deficiencies have been satisfied in full.

(b)
Second, prior to and as of the Investment Threshold Date, LE shall generally receive weekly payments to cover direct expenses in operating the Nixon Facility (the “Operations Payments”) based on revenues from the sale of diesel blendstocks processed by the Nixon Facility in an amount not to exceed $750,000 per month plus the amount of any Accounting Fees. If Gross Profits are less than $900,000, then LE’s Operations Payments shall be reduced to equal to the difference between the Gross Profits for such monthly period and the proceeds discussed in (a) above; if Gross Profits are negative, then LE does not get an Operations Payment and the negative balance becomes a Deficiency Amount which is added to the total due and owing under the Construction Funding Agreement and such Deficiency Amount must be satisfied before any allocation of Gross Profit in the future may be made to LE.

(c)
Third, prior to the Investment Threshold Date and subject to the payment of the Base Construction Payment and the Operations Payments to be paid to GEL and LE respectively, pursuant to (a) and (b) above, an amount shall be paid to GEL from Gross Profits equal to transportation costs, tank storage fees (if applicable), financial statement preparation fees (collectively, the “GEL Expense Items”), after which GEL shall be paid 80% of the remaining Gross Profits (any percentage of Gross Profits distributed to GEL, the “GEL Profit Share”) and LE shall be paid 20% of the remaining Gross Profits (any percentage of Gross Profits distributed to LE, the “LE Profit Share”); provided, however, that in the event that there is a forbearance payment of Gross Profits required by LE under the forbearance agreement with a bank, then 50% of the LE Profit Share shall be directly remitted by GEL to the bank until such forbearance amount is paid in full; and provided further that, if there is a shortfall in any month with respect to payments due under the Construction and Funding Agreement (the “Deficit Amount”) outstanding and a forbearance payment of Gross Profits that would otherwise be due and payable to the bank for such period, then GEL shall receive 80% of the Gross Profit and 10% shall be payable to the bank and LE shall not receive any of the LE Profit Share until such time as the Deficit Amount is reduced to zero.

(d)
Fourth, after the Investment Threshold Date and after the payment to GEL of the GEL Expense Items, 30% of the remaining Gross Profit up to $600,000 (the “Threshold Amount”) shall be paid to GEL as the GEL Profit Share and LE shall be paid 70% of the remaining Gross Profit as the LE Profit Share.  Any amount of remaining Gross Profit that exceeds the Threshold Amount for such calendar month shall be paid to GEL and LE in the following manner: GEL shall be paid 20% of the remaining Gross Profits over the Threshold Amount as the GEL Profit Share, and LE shall be paid 80% of the remaining Gross Profits over the Threshold Amount as the LE Profit Share.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(e)
After the Threshold Date, if GEL sustains losses, it can recoup those losses by a special allocation of 80% of Gross Profits until such losses are covered in full, after which the prevailing Gross Profits allocation shall be reinstated.

The Joint Marketing Agreement contains negative covenants that restrict LE’s actions under certain circumstances.  For example, LE is prohibited from making any modification to the Nixon Facility or entering into any contracts with third-parties which would materially affect or impair GEL’s or its affiliates’ rights under the agreements set forth above.  The Joint Marketing Agreement has an initial term of three years expiring on August 12, 2014.  After the expiration of its initial term, the Joint Marketing Agreement shall be automatically renewed for successive one year terms unless either party notifies the other party of its election to terminate the Joint Marketing Agreement within 90 days of the expiration of the then current term.  The Joint Marketing Agreement also provides that it may be terminated prior to the end of its then current term under certain circumstances.

●
Amendments and Clarifications to the Joint Marketing Agreement -- The Joint Marketing Agreement has been amended and clarified to provide for Operating Expenses being paid by GEL to LE during the months of July and August 2012 as a result of amounts owed for crude oil costs and losses sustained by LE during the months in which total revenue from the sale of refined products was not sufficient.

See “Management’s Discussion and Analysis of Financial Condition – Relationship with Genesis” in Item 2 of this report for additional disclosures related to the Genesis Agreements.

See Note (17), “Subsequent Events” and “Management’s Discussion and Analysis of Financial Condition – Clarification of Amounts Owed to Genesis and its Affiliates” in Item 2 of this report for additional disclosures related to amendments to the Joint Marketing Agreement that add to our obligation amount under the Construction and Funding Agreement.

Ingleside Refinery Option

In June 2012, we entered into a Letter Agreement (the “Letter Agreement”) to purchase a 180 day option to acquire an idled refinery located in Ingleside, Texas (”Ingleside”) from LEH, Blue Dolphin’s largest shareholder.  Ingleside is currently owned by Lazarus Texas Refinery I, LLC, a Delaware limited liability company and a wholly-owned subsidiary of LEH (“LTRI”).

Pursuant to the terms of the Letter Agreement, we paid LEH a fully refundable sum of $100,000 cash as consideration for the option. If we choose to exercise the option, we will acquire all the outstanding interests of LTRI for cash or a note payable or a combination of the two.  Further, under the terms of any Purchase and Sale Agreement entered into by the parties: (a) we will assume all outstanding liabilities associated with Ingleside, (b) we will reimburse the costs of LTRI and LEH associated with the acquisition, refurbishment and environmental remediation of Ingleside, and (c) LEH will credit the full amount of the option consideration towards the purchase price.

If Blue Dolphin and LEH are unable to negotiate and execute a Purchase and Sale Agreement with mutually acceptable terms, including purchase price, within the timeframe of the option, LEH is obligated to return the option consideration to Blue Dolphin.  Further, if after the Environmental Protection Agency has approved the remediation cleanup of Ingleside, there is a difference between the amount spent by LEH to remediate environmental issues at Ingleside and what Blue Dolphin is willing to pay to acquire the interests of LTRI, then LEH will return the option consideration to Blue Dolphin.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

Certain of the Ingleside assets are currently subject to a Lease Agreement (the “Lease Agreement”) with Superior Crude Gathering, Inc., a Texas corporation (“Superior”).  If Blue Dolphin chooses to exercise the option, then any cash consideration that must be paid to Superior in connection with the termination of the Lease Agreement would be the responsibility of Blue Dolphin.

Management Agreement

See Note (9), “Accounts Payable, Related Party Transactions” of this report for additional disclosures related to the Management Agreement.

Legal Matters

Pursuant to a Settlement Agreement and Mutual Release dated February 15, 2012 (the “Settlement Agreement”), by and among Blue Dolphin, LEH and Lazarus Louisiana Refinery II, LLC (“LLRII”), the parties agreed to settle and compromise all disputes between them in connection with closing of the Acquisition.  LEH agreed to file a non-suit with prejudice of all pending claims against Blue Dolphin under Cause No. 210-32561, styled Blue Dolphin Energy Company v. Lazarus Energy Holdings, L.L.C. and Lazarus Louisiana Refinery II, L.L.C., in the 129th District Court of Harris County, Texas (the “Lawsuit”).  Blue Dolphin agreed that it will not execute or attempt to execute on an order that was signed on May 16, 2011 in the Lawsuit severing LEH’s counterclaims into Cause No. 2010-32561-A, which resulted in a Partial Summary Judgment becoming a final judgment in Blue Dolphin’s favor.

See Note (17), “Subsequent Events,” for additional disclosures related to the Lawsuit and Settlement Agreement.

From time to time we are subject to various lawsuits, claims, liens and administrative proceedings that arise out of the normal course of business.  During the second quarter of 2012, a vendor placed a mechanic’s lien on the Nixon Facility as protection during construction activities. As described further under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” management is executing a liquidity plan to address outstanding payables due to third-parties, although there can be no assurance that the liquidity plan will be successful.  Management does not believe that the lien will have a material adverse effect on our results of operations.

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

Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective actions. We do not anticipate that any such matters currently asserted will have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(15)  Earnings Per Share

We apply the provisions of the ASC guidance for computing earnings per share.  The guidance requires the presentation of basic earnings per share (“EPS”), which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.  The guidance requires dual presentation of basic EPS and diluted EPS on the face of the unaudited condensed consolidated statement of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.  Diluted EPS is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity. Given our net loss, diluted EPS excludes stock options outstanding as they would be anti-dilutive.

For the three and six months ended June 30, 2012, the weighted average number of common shares is computed as LE’s number of common shares outstanding from the beginning of the period to the date of the Acquisition date combined with Blue Dolphin’s number of common shares outstanding from the date of the Acquisition to the end of the period.  For the three months and six months ended June 30, 2011, the weighted average number of common shares is computed as LE’s number of common shares outstanding, which was one member unit.

The following table provides reconciliation between basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss)	$(7,397,834)	$160,525	$(9,367,728)	$378,917

Basic and Diluted
Weighted average number of shares of common
stock outstanding and potential dilutive shares
of common stock	10,541,853	1	7,916,129	1

Per share amount	$(0.70)	$160,525	$(1.18)	$378,917

(16)  Stock Options

Following the Acquisition, the Compensation Committee of the Board approved the continuation of Blue Dolphin’s 2000 Stock Incentive Plan (the “Plan”).  LE did not have any stock option plan.  The Plan offers incentive awards to employees, including officers (whether or not they are directors), consultants and non-employee directors. The Plan was initially established by the Blue Dolphin Board on April 14, 2000 and approved by Blue Dolphin’s stockholders on May 18, 2000.  The Plan was amended effective March 19, 2003 and ratified by Blue Dolphin’s stockholders on May 21, 2003 to increase the common stock available for issuance under the Plan from 500,000 shares to 650,000 shares (Amendment No. 1).  The Plan was further amended effective April 5, 2007 and ratified by Blue Dolphin’s stockholders effective May 30, 2007 to increase the common stock available for issuance under the Plan from 650,000 shares to 1,200,000 shares (Amendment No. 2).  Effective July 16, 2010, Blue Dolphin’s stockholders approved a 1-for-7 reverse-stock-split of its common stock, which reduced the number of shares of common stock available for issuance under the Plan from 1,200,000 shares to 171,128 shares (Amendment No. 3). Effective January 27, 2012, Blue Dolphin’s stockholders approved an amendment to the Plan to change the expiration date of the Plan from 10 to 20 years (to April 14, 2020), as well as increase the aggregate number of common stock available for issuance under the Plan from 171,128 shares to 1,000,000 shares (Amendment No. 4).

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

The Plan provides that upon a change in control, the Compensation Committee may: i) accelerate the vesting of options, cancel options and make payments in respect thereof in cash in accordance with the terms of the Plan, (ii) adjust the outstanding options as appropriate to reflect such change in control or (iii) provide that each option shall thereafter be exercisable for the number and class of securities or property that the optionee would have been entitled to receive had the option been exercised.  The Plan provides that a change of control occurs if any person, entity or group acquires or gains ownership or control of more 50% of the outstanding Common Stock or, if after certain enumerated transactions, the persons who were directors before such transactions cease to constitute a majority of the Board.  Issuance of Common Stock to LEH in connection with the Acquisition resulted in a change in control under the Plan. The Compensation Committee of the Board approved the continuation of the Plan and determined that each option outstanding under the Plan would remain exercisable for the number and class of securities or property that the optionee was entitled to receive prior to the Acquisition.  As of the date of the Acquisition, all options granted under the Plan had vested.

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

Pursuant to the ASC guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model.  There were no stock options granted in the six months ended June 30, 2012.

At June 30, 2012, there were a total of 26,402 shares of common stock reserved for issuance upon exercise of outstanding options under the Plan.  A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinisic Value

Options outstanding at December 31, 2011	28,887	$13.29

Options granted	-	$-

Options exercised	-	$-

Options expired or cancelled	(2,485)	$-

Options outstanding at June 30, 2012	26,402	$13.30	1.4	$-

Options exercisable at June 30, 2012	26,402	$13.30	1.4	$-

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

The following table summarizes additional information about stock options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.45 to $5.60	10,118	0.8	$3.06	10,118	$3.06
$13.30 to $19.67	16,284	1.8	$19.67	16,284	$19.67
	26,402	1.4	$13.30	26,402	$13.30

We recognized no compensation expense for vested stock options for the three and six months ended June 30, 2012 and June 30, 2011.  As of June 30, 2012, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan.

We recognized $20,000 and $40,000 of expense related to the fair value issuance of restricted common stock to our independent directors as compensation for the three and six months ended June 30, 2012, respectively.

(17)  Subsequent Events

Amendments to Nixon Facility Operating Agreements

In July and August 2012, we entered into certain amendments to the Joint Marketing Agreement whereby GEL and Milam agreed that any Deficit Amounts will be added to the obligation amount under the Construction and Funding Agreement.  In May and June 2012, Deficit Amounts were added to our obligation amount under the Construction and Funding Agreement as a result of losses we incurred. In addition, the parties agreed that the priority of payments be amended to reflect that, to the extent that there are available funds in a particular month, AFNB shall be paid one-tenth of such funds provided, however, that we will not participate in available funds until any Deficit Amounts added to the Construction and Funding Agreement are paid in full.  AFNB received a payment in the amount of $139,420 in August 2012 in respect of its ratable share of available funds generated in July 2012.

As of June 30, 2012, total advances under the Construction and Funding Agreement were approximately $7.6 million.  Pursuant to amendments and clarifications to the Joint Marketing Agreement, Deficit Amounts of approximately $4.3 million are included in our accounts payable at June 30, 2012.  Subsequent to the end of the quarter, we paid approximately $1.8 million of the Deficit Amounts.

Refinery Loan Forbearance Agreement Extension

LE entered into the Refinery Loan Forbearance Agreement in August 2011.  The Refinery Loan Forbearance Agreement provided for an Extended Forbearance Period to August 2013 if we satisfied the Forbearance Extension Conditions within the Initial Forbearance Period.  As of the date of this report, management believes we have satisfied the Forbearance Extension Conditions within the Initial Forbearance Period.

Lawsuit and Settlement Agreement

Pursuant to an Order of Nonsuit and Dismissal with Prejudice, a presiding judge ordered, adjudged and decreed that counter-plaintiff LEH’s claims and causes of action in the Lawsuit were dismissed on July 6, 2012.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our quarterly report on Form 10-Q contains forward-looking statements that are based on management’s current expectations, estimates and projections related to our operations, the energy industry and other-related industries. Words such as “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate” and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  It is not possible to identify all of these risks, uncertainties or assumptions.  Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

●	volatility of refining margins;
●	significant dependent relationship with Genesis Energy, LLC (“Genesis”) and its affiliates;
●	key supplier failure;
●	potential downtime for maintenance and repairs;
●	failure to comply with forbearance agreements relating to long-term indebtedness under which we are in default;
●	declaration of a default by AFNB under our refinery loan forbearance agreement;
●	success of our liquidity plan;
●	commodity price risk on our refined products inventory;
●	Genesis’ hedging of our refined products;
●	failure to realize the anticipated benefits of acquired operations;
●	retention and recruitment of key employees;
●	performance of third-party operators;
●	operating hazards;
●	environmental costs and liabilities associated with our operations;
●	our ability to offset revenue from one key customer;
●	our ability to generate sufficient funds from operations or obtain financing from other sources;
●	loss of market share with or by a key customer;
●	changing crude oil, condensate or natural gas prices;
●	changes in reserve estimates;
●	local and regional events that may negatively affect our assets;
●	upcoming environmental regulations that will require significant capital upgrades in order to produce a “finished” refined product;
●	competition from larger companies;
●	acquisition expenses and integration difficulties;
●	continued declines in throughput volumes and production rates from our Indonesian leasehold property;
●	insurance coverage limitations;
●	access to less than desired levels of crude oil for processing at the Nixon Facility;
●	compliance with environmental and other regulations; and
●	the effects of greenhouse gas emissions regulation.

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

Crude Oil and Condensate Processing Assets.  Crude oil and condensate processing operations are conducted through our crude oil processing facility, located in Nixon, Texas (the “Nixon Facility”).  The Nixon Facility, which has an operating capacity of approximately 15,000 barrels per day (“bpd”), consists of tankage, a distillation unit, naphtha stabilizer, depropanizer, recovery facilities and the necessary utility systems.  The typical refining process for most U.S. Gulf Coast refineries is complex and involves numerous stages to create final products.  By contrast, the Nixon Facility is only involved in the first stage of the refining process.  As a “topping unit,” the Nixon Facility separates crude oil and condensate into Non-Road, Locomotive, and Marine Diesel Fuels (“NRLM”) for sale into nearby markets, as well as naphtha and atmospheric gas oil for sale to nearby refineries for further processing.  Crude oil and condensate is currently purchased under an exclusive supply agreement with GEL Tex Marketing, LLC, an affiliate of Genesis Energy, LLC (“GEL and “Genesis,” respectively) and delivered by truck.  The Nixon Facility also has the potential ability to receive crude oil and condensate via pipeline. Refined products, constituting naphtha, NRLM and atmospheric gas oil, are currently sold and delivered by truck and barge. All of our crude oil and condensate processing assets are owned by our wholly-owned subsidiary, Lazarus Energy, LLC (“LE”).  On average during this period, the Facility operated at approximately 8,900 bpd, or 59% of operating capacity.

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

The following provides a summary of our pipeline assets:

Pipeline Segment	Market	Undivided Ownership Interest		Miles of Pipeline	Capacity (MMcf/d)

BDPS	Gulf of Mexico	83⅓	%	38	180
GA 350	Gulf of Mexico	83⅓	%	13	65
Omega	Gulf of Mexico	83⅓	%	18	110

●
Blue Dolphin Pipeline System (“BDPS”) – The BDPS spans approximately 38 miles and runs from Galveston Area Block 288 offshore to our onshore facilities and the Dow Chemical Plant Complex in Freeport, Texas. The BDPS has an aggregate capacity of approximately 180 MMcf of gas and 7,000 Bbls of crude oil and condensate per day.  The BDPS is currently transporting an aggregate of approximately 2.2 MMcf of gas per day, which represents approximately 1% of throughput capacity.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

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

●
Galveston Area Block 350 Pipeline (the “GA 350”) – The GA 350 is an 8-inch, 13 mile offshore pipeline extending from Galveston Area Block 350 to an interconnect with a transmission pipeline in Galveston Area Block 391 located approximately 14 miles south of the Blue Dolphin Pipeline.  Current system capacity on the GA 350 is 65 MMcf of gas per day. The GA 350 is currently transporting an aggregate of approximately 14.0 MMcf of gas per day, which represents approximately 22% of throughput capacity.

●
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

●
North Sumatra Basin-Langsa Field – Located offshore Indonesia, the North Sumatra Basin-Langsa Field covers approximately 77 square kilometers and contains two oil fields – the “L” Field and the “H” Field.  Four wells have been completed in each field.  All four wells in the “L” Field were shut-in following unsuccessful attempts to raise capital for well remedial program.  In the “H” Field, two of the wells were plugged and abandoned, one was suspended due to formation pressure and one (the H-4 Well) is currently producing.  The wells are completed subsea in 325 feet of water and productive via flexible pipelines to a Floating Production Storage and Offloading barge.   The H-4 Well is currently producing approximately 359 barrels of oil per day.

Although our fully impaired U.S. Gulf of Mexico oil and gas properties may continue to operate over the next twelve to eighteen months, we expect the operating costs of the properties to exceed gross revenues based on current reserves and net cash flow estimates making these properties uneconomical.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Relationship with Genesis

We are highly dependent on our relationship with Genesis and its affiliates.  Our relationship with Genesis is governed primarily by three agreements:

●	the Crude Oil Supply and Throughput Services Agreement by and between GEL and LE dated August 12, 2011 (the “Crude Supply Agreement”);

●	the Construction and Funding Contract by and between LE and Milam Services, Inc., an affiliate of Genesis (“Milam”), dated August 12, 2011 (the “Construction and Funding Agreement”); and

●	the Joint Marketing Agreement by and between GEL and LE dated August 12, 2011 (as subsequently amended, the “Joint Marketing Agreement”).

Below is a discussion of the material terms and conditions of each of our agreements with Genesis.

Supply Agreement

Crude Oil Supplies:  Pursuant to the Crude Supply Agreement, GEL is the exclusive supplier of crude oil to the Nixon Facility; we are not permitted to buy crude oil from any other source without GEL’s express written consent.  GEL supplies crude oil to LE at cost plus freight expense and costs associated with hedging.  All crude oil supplied to LE pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement described below.  As security for all obligations owed to GEL and its affiliates under the Joint Marketing Agreement, LE has granted GEL a security interest in the refined products produced by the Nixon Facility until such time as LE has fulfilled its obligations under the Joint Marketing Agreement.  LE is not entitled to use the crude oil received from GEL for any purpose other than the operation of the Nixon Facility.  Title to the crude oil stored, transferred or handled pursuant to the Crude Supply Agreement remains with GEL until the time it passes the flange connection between the storage tanks at the Nixon Facility to the delivery line, into the Nixon Facility, at which time we take title.

Tank Storage:  GEL has a first right of refusal to use three storage tanks at the Nixon Facility during the term of the Crude Supply Agreement. If GEL terminates the Construction and Funding Agreement, and such termination, directly or indirectly, results in the termination of the Crude Supply Agreement, then GEL shall have the option to lease the storage tanks at the Nixon Facility pursuant to the agreed upon terms.   The fees paid by GEL previously to LE under the tank storage agreement (the “Tank Storage Fees”), which were approximately $314,000, will be repaid to GEL by LE pursuant to the Joint Marketing Agreement as described below. The Crude Supply Agreement also grants to GEL the exclusive option to build additional tank storage facilities at the Nixon Facility.  If, at any time after the Nixon Facility becomes operational, LE receives an offer from a third-party to build additional tank storage facilities at the Nixon Facility, GEL has a right of first refusal whereby, within 30 days after receiving notice of the third-party offer from LE, GEL can give notice of its intent to exercise its option.  After giving such notice, GEL and LE will have a period of 180 days in which to negotiate an agreement covering the post-construction operation of such additional facilities and begin construction of the additional facilities.  If GEL has not begun construction by the end of the 180 day term, then GEL will be deemed to have waived its option and LE will be free to engage any third-party to construct the additional facilities.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Term and Termination:  The Crude Supply Agreement has an initial term of three years, expiring on August 12, 2014.  After the expiration of its initial term, the Crude Supply Agreement automatically renews for successive one year terms unless either party notifies the other party of its election to terminate the Crude Supply Agreement within 90 days of the expiration of the then current term.  The Crude Supply Agreement may be terminated before the expiration of its then current term if: (a) either party fails to carry out its duties under the Crude Supply Agreement for a period of 45 days after written notice of such failure has been given by the other party, then the non-defaulting party may immediately terminate the Crude Supply Agreement, (b) LE’s equipment and facilities for storage and/or handling of crude oil are restrained or enjoined by judicial process or terminated by any governmental authority, then GEL may terminate the Crude Supply Agreement upon 30 days written notice to LE, (c) the Joint Marketing Agreement is terminated, then the Crude Supply Agreement will terminate on that date unless otherwise agreed to by the parties and (d) LE is in breach of the Construction and Funding Agreement and GEL elects to terminate the Construction and Funding Agreement or GEL elects to terminate the Construction and Funding Agreement pursuant to the elective termination provisions thereof, then GEL may terminate the Crude Supply Agreement in its sole discretion.

Construction and Funding Agreement

Construction Services:  Pursuant to the Construction and Funding Agreement, LE engaged Milam to provide construction services on a turnkey basis in connection with the construction, installation and refurbishment of certain equipment at the Nixon Facility (the “Project”).  Milam is performing this work as an independent contractor of LE.  As compensation for its work on the Project, LE agreed to pay Milam a fee of $100,000.

Construction Funding:  The Construction and Funding Agreement also sets forth the terms upon which Milam is financing the costs and expenses incurred in connection with the Project.  Milam has provided LE with $3.7 million for capital expenditures and $400,000 for startup operating expenses related to the Nixon Facility (collectively, the “Funding Amount Limit”). Milam has continued to make advances in excess of these amounts, in their discretion, for certain construction and operating costs at the Nixon Facility.  All amounts advanced to LE pursuant to the terms of the Construction and Funding Agreement bear interest at 6% per annum.

Repayment of Milam:  In March 2012 (the month after initial operation of the Nixon Facility occurred), LE began paying Milam, in accordance with the provisions of the Joint Marketing Agreement, a minimum monthly payment of $150,000 as repayment of interest and amounts advanced to LE under the Construction and Funding Agreement.  If, however, the Gross Profits of LE (as defined below) in any given month (calculated as the revenue from the sale of products from the Nixon Facility minus the cost of crude oil) are insufficient to make this payment, then there is a deficiency amount, which shall accrue interest (the “Deficiency Amount”).  If there is a Deficiency Amount, then 100% of the gross profits in subsequent calendar months will be paid to Milam until the Deficiency Amount has been satisfied in full and all previous $150,000 monthly payments have been made.    LE is also required to repay any amounts owed to Milam upon the sale of the Nixon Facility or the recovery of property or casualty insurance proceeds relating to the Nixon Facility.  As security for amounts owed to Milam under the Construction and Funding Agreement, LE granted to Milam a security interest in all of LE’s assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Restrictions on LE:  The Construction and Funding Agreement places restrictions on LE, which prohibit LE from:

●	incurring any debt (except debt that is subordinated to amounts owed to Milam or GEL);
●	selling, discounting or factoring its accounts receivable or its negotiable instruments outside the ordinary course of business while no default exists;
●	suffering any change of control or merging with or into another entity;
●	acquiring or agreeing to acquire any material portion of the assets or equity interests of another entity;
●
transferring, or granting another party an option to acquire, any of its assets with a fair market value, individually or in the aggregate, of more than $100,000 in any six-month period except for the sale of worn, surplus or obsolete equipment;

●	entering into any joint venture or other partnership arrangement relating to the Nixon Facility or its assets with any party without the consent of Milam;
●
entering into any contracts with any third-parties which would materially affect or impair Milam’s or its affiliates’ rights under the Construction and Funding Agreement, the Joint Marketing Agreement or the Crude Supply Agreement without the consent of Milam or its affiliates, as applicable; or

●	moving its executive offices, changing its company name, changing its corporate form to another type of entity, or moving to another jurisdiction of organization other than Delaware.

Suspension of Advances; Additional Advances:  During the construction period, Milam has the right to suspend advances under the Construction and Funding Agreement under certain circumstances. However, Milam continues to make advances, on a case-by-case basis, to make certain upgrades and other capital expenditures in respect of the Nixon Facility.  These advances are discretionary and can be declined and/or terminated at any time by Milam.  Such advances are added to the total outstanding balance under the Construction and Funding Agreement.

Termination:  Milam has the right to terminate the Construction and Funding Agreement, in its sole discretion, by written notice to LE at any time if:  (a) Milam determines that the amount of funds necessary to complete the Project and provide the services described under the Construction and Funding Agreement are in excess of the Funding Amount Limit or (b) upon termination of the Forbearance Agreement with First International Bank (which, together with its successors in interest, are referred to as “FIB”)(the “Refinery Loan Forbearance Agreement”).  With respect to clause (a), although Milam has advanced more than the Funding Amount Limit, Milam has not terminated the Construction and Funding Agreement.  If Milam terminates the Construction and Funding Agreement, then: (i) Milam and LE are contractually obligated to execute a forbearance agreement, the form of which has been previously agreed to, pursuant to which LE will pay Milam a fee of $150,000 per month in order to maintain the forbearance (such amount shall be credited against the amount owed) for a period of six months (during which time, Milam will agree not to foreclose pursuant to the Construction and Funding Agreement and, thus, LE has the right to find financing to pay off such amounts), (ii) Milam shall be entitled to receive payment in full for all obligations owed under the Construction and Funding Agreement, (iii) all liens in favor of Milam will remain in full force and effect until released in accordance with the terms of the Construction and Funding Agreement and (iv) upon repayment of all obligations owed to Milam pursuant to the terms of the forbearance agreement executed by Milam and LE, LE shall have no further obligations to Milam or its affiliates under the Construction and Funding Agreement.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Joint Marketing Agreement

The Joint Marketing Agreement sets forth the terms of the agreement between LE and GEL pursuant to which the parties will market and sell the output produced at the Nixon Facility and share the Gross Profits (as defined below) from such sales.

Marketing:  Pursuant to the Joint Marketing Agreement, LE is responsible for entering into contracts with customers for the purchase and sale of output produced at the Nixon Facility and handling all billing and invoicing relating to the same.  However, all payments for the sale of output produced at the Nixon Facility are made directly to GEL and all customers must satisfy GEL’s customer credit approval process.

LE Information Production Requirements:  LE is required to supply GEL with certain information including operating information relating to the Nixon Facility within 24 hours of the end of each business day.  LE is also required to supply GEL with LE’s financial statements.  LE is entitled to be reimbursed for any costs and expenses up to $50,000 from Gross Profits (as defined below) relating to the preparation of its financial statements (the “Accounting Fees”), provided that LE can produce adequate documentation relating to such Accounting Fees.

Collections and Bank Accounts:  GEL serves as collection agent for LE under the Joint Marketing Agreement.  Pursuant to this arrangement, GEL set up a bank account (the “Nixon Product Sales Account”) into which all proceeds received from the sale of output from the Nixon Facility are placed.  GEL also opened up a sub-account into which the first $150,000 received under the Joint Marketing Agreement was placed with such amount held in escrow during the term of the Joint Marketing Agreement.  This amount will be kept in the sub-account unless LE is unable to make a required monthly payment under the Construction and Funding Agreement in which case such amount owed will be paid to GEL.

Sharing of Gross Profits:  The Joint Marketing Agreement defines “Gross Profit” to mean, for a calendar month, the total revenue from the sale of output from the Nixon Facility minus the cost of crude oil (as established pursuant to the formula described above in the discussion of the Crude Supply Agreement).  Exhibit B to the Joint Marketing Agreement sets forth how the parties have agreed to distribute the Gross Profit.  However, the method for the distribution of Gross Profits set forth in Exhibit B to the Joint Marketing Agreement has been temporarily superseded by the method in the Third Letter Agreement (as defined and more fully described below in “— Clarifications of and Modifications to the Rights of the Parties under the Joint Marketing Agreement – Third Letter Agreement”).  When the method for distributing Gross Profits set forth in the Third Letter Agreement ceases to be effective, the method for distributing Gross Profits will revert to the method set forth in Exhibit B to the Joint Marketing Agreement, which is as follows:

(a)
First, prior to the date on which Milam has recouped all amounts advanced to LE under the Construction and Funding Agreement (the “Investment Threshold Date”), $150,000 (the “Base Construction Payment”) shall be paid to GEL (for remittance to Milam) each calendar month to satisfy amounts owed under the Construction and Funding Agreement; if, however, Gross Profits in any calendar month are insufficient to satisfy the Base Construction Payment, then 100% of the Gross Profit in subsequent calendar months shall be paid to GEL (for remittance to Milam) until any such deficiencies have been satisfied in full (in either instance, such payment is referred to as a “Construction Payment”).

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

(b)
Second, prior to and as of the Investment Threshold Date and subject to increases in the percentage to be paid to GEL to satisfy the Base Construction Payment insufficiencies set forth in (a) above, LE shall receive weekly payments (the “Operations Payments”) based on revenues from the sale of diesel blendstocks processed by the Nixon Facility in an amount not to exceed $750,000 per month plus the amount of any Accounting Fees.  LE is required to apply such amounts to the payment of monthly operating expenses for the Nixon Facility.  If any monthly reconciliation conducted by GEL shows that the Gross Profits for a monthly period are less than $900,000, then LE’s Operations Payments shall be reduced to equal to the difference between the Gross Profits for such monthly period and the proceeds discussed in (a) above.

(c)
Third, prior to the Investment Threshold Date and subject to the payment of the Base Construction Payment and the Operations Payments to be paid to GEL and LE respectively, pursuant to (a) and (b) above, an amount shall be paid to GEL from Gross Profits equal to: (i) expenses incurred by GEL for the transportation of output produced at the Nixon Facility for the applicable calendar month, (ii) the Tank Storage Fee and (iii) any fee paid by LE to GEL for GEL’s preparation of the financial statements required to be delivered by LE pursuant to the Joint Marketing Agreement (the “Financial Statement Preparation Fee”), after which GEL shall be paid 80% of the remaining Gross Profits (any percentage of Gross Profits distributed to GEL, the “GEL Profit Share”) and LE shall be paid 20% of the remaining Gross Profits (any percentage of Gross Profits distributed to LE, the “LE Profit Share”).

(d)
Fourth, as of the Investment Threshold Date and subject to the payment of, first, an amount equal to $150,000 paid to GEL as an administrative fee relating to the performance of its obligations under the Joint Marketing Agreement (the “Performance Fee”) and, second, the Operations Payments to be paid to LE pursuant to (b) above (in that order), for each applicable calendar month an amount shall be paid to GEL from the Gross Profits equal to: (i) the expenses incurred by GEL for the transportation of output produced at the Nixon Facility for the applicable calendar month, (ii) the Tank Storage Fee and (ii) the Financial Statement Preparation Fee.  After the payment to LE and GEL of the amounts set forth in the preceding sentence, 30% of the remaining Gross Profit up to $600,000 (the “Threshold Amount”) shall be paid to GEL as the GEL Profit Share and LE shall be paid 70% of the remaining Gross Profit as the LE Profit Share.  Any amount of remaining Gross Profit that exceeds the Threshold Amount for such calendar month shall be paid to GEL and LE in the following manner: GEL shall be paid 20% of the remaining Gross Profits over the Threshold Amount as the GEL Profit Share, and LE shall be paid 80% of the remaining Gross Profits over the Threshold Amount as the LE Profit Share.

(e)
Notwithstanding anything to the contrary in the Joint Marketing Agreement, if, after the Investment Threshold Date, GEL sustains any losses and does not receive any portion of the Performance Fee, the expenses incurred by GEL for the transportation of the output from the Nixon Facility, the Tank Storage Fee or the Financial Statement Preparation Fee owed to it under (d) above due to a failure of the Nixon Facility to generate sufficient Gross Profits during a calendar month (a “Deficit Month”), for each subsequent month after such Deficit Month, GEL and LE shall be paid, respectively, (after payment of the Performance Fee and the Operations Payments to GEL and LE, respectively, for each subsequent month) 80% of the remaining Gross Profits as the GEL Profit Share and 20% of such remaining Gross Profit shall be the LE Profit Share, until such time as GEL is repaid in the following order: (i) for such losses incurred during such Deficit Month, (ii) the portion of the Performance Fee not paid during such Deficit Month, (iii) the portion of the amount equal to the Tank Storage Fee not paid during such Deficit Month and (iv) the portion of the Financial Statement Preparation Fee that would have otherwise been paid to GEL during such Deficit Month.  The parties shall be paid pursuant to (d) above beginning in the month after which all losses incurred by GEL during any Deficit Month and all amounts otherwise owed to GEL that were not paid during any Deficit Month are paid to GEL in full.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Notwithstanding the distributions of Gross Profit set forth above, if the LE Profit Share due and owing to LE is more than the amount remaining in the Nixon Product Sales Account after the payment of the Construction Payment and the “Allowable Payments” (such term meaning all payments to GEL other than Construction Payments), LE shall only be entitled to receive such amount in the Nixon Product Sales Account as its profit share for the applicable calendar month. Additionally, after the Investment Threshold Date, prior to any other distribution set forth above, and as an advance against the sums to be paid to LE pursuant to (b) above, GEL shall distribute 10% of all diesel revenue to LE weekly during the term of the Joint Marketing Agreement to the extent that such distributions do not exceed $750,000 in any calendar month.

Withholding Payments to LE:  The Joint Marketing Agreement also provides several scenarios in which GEL may withhold payments to which LE is otherwise entitled.  For instance, GEL may, subject to the request of FIB and without notice to LE, directly pay to FIB from the LE Profit Share any amounts then due and owing by LE to FIB. Additionally, the Acknowledgement Letter and the Third Letter Agreement (as described below) both provide GEL mechanisms to withhold payments LE is otherwise entitled to.  GEL has exercised its rights under the Acknowledgement Letter and the Third Letter Agreement and, pursuant to the terms thereof, is withholding payments that would otherwise have been paid to LE under the Joint Marketing Agreement.  GEL shall continue to exercise its right until all Deficiency Amounts have been satisfied in their entirety.

Restrictions on LE:  The Joint Marketing Agreement contains negative covenants that restrict LE’s actions.  LE is prohibited from making any modification to the Nixon Facility or entering into any contracts with third-parties which would materially affect or impair GEL’s or its affiliates’ rights under the Joint Marketing Agreement, the Construction and Funding Agreement or the Crude Supply Agreement without first obtaining GEL’s prior written consent.

Term and Termination:  The Joint Marketing Agreement has an initial term of three years expiring on August 12, 2014.  After the expiration of its initial term, the Joint Marketing Agreement shall be automatically renewed for successive one year terms unless either party within 90 days of the expiration of the then current term notifies the other party of its election to terminate the Joint Marketing Agreement.  The Joint Marketing Agreement also provides that it may be terminated prior to the end of its then current term if (a) both parties agree to the termination in writing, (b) one party has materially breached the Joint Marketing Agreement and fails to cure such breach within 30 days of receiving notice thereof, (c) GEL, in its sole discretion, chooses to terminate based on a breach of the Crude Supply Agreement or the Construction and Funding Agreement by LE after GEL or Milam (as applicable) elects to terminate either of those agreements or (d) GEL or Milam terminates the Construction and Funding Agreement pursuant to the elective termination provisions thereof.

Clarifications of and Modifications to the Rights of the Parties under the Joint Marketing Agreement

We have entered into several letter agreements amending the terms of the Joint Marketing Agreement, the terms of which are discussed below.  We entered into these amendments as a result of certain deficits incurred in operating the Nixon Facility during May and June 2012.  The effect of these amendments has been to reduce our liquidity until such deficits have been repaid.  However, LE’s repayment of such deficits under the amendments will be at reasonable commercial terms and are expected to be on a timelier basis.  (See the “Liquidity and Capital Resources” section below for further discussion.)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Acknowledgement Letter:  On June 1, 2012, LE entered into an Acknowledgment Letter with GEL (the “Acknowledgement Letter”).  The Acknowledgement Letter clarified certain terms of the Joint Marketing Agreement.  Pursuant to the Acknowledgment Letter, LE agreed that GEL will not pay to LE the LE Profit Share until the month subsequent to when the profits from the sale of output from the Nixon Facility have been sufficient to repay GEL, or any future Deficit Amounts that have not been paid are paid in full.

First Letter Agreement:  On June 25, 2012, LE entered into a Letter Agreement with GEL (the “First Letter Agreement”).  The First Letter Agreement further clarifies the payment of expenses and the reservation of certain rights of the parties under the Joint Marketing Agreement.  Pursuant to the First Letter Agreement, GEL and Milam have been providing weekly payments to LE each in the amount of $187,500 (which includes $170,250 paid directly to LE and $17,250 paid directly to American First National Bank (“AFNB”), successor to FIB).  According to the First Letter Agreement, these payments began on June 25, 2012 and were due to terminate on July 30, 2012 (later amended pursuant to the Second Letter Agreement).  The funds received by LE pursuant to the First Letter Agreement are for the sole and exclusive purpose of paying operating expenses of the Nixon Facility.  The First Letter Agreement further states that neither GEL or Milam is required to provide any additional payments relating to the operating expenses of the Nixon Facility beyond GEL’s express obligations under the Joint Marketing Agreement.

Second Letter Agreement:  On July 30, 2012, LE entered into an amendment to the First Letter Agreement with GEL (the “Second Letter Agreement”).  The Second Letter Agreement extended the period of time during which GEL and/or Milam will provide weekly payments to LE to cover operating expenses at the Nixon Facility from July 30, 2012 to August 31, 2012.  Additionally, the Second Letter Agreement clarified that such payments may be made by either GEL or Milam as determined by GEL or Milam.

Third Letter Agreement:  On August 1, 2012, LE entered into another Letter Agreement with GEL (the “Third Letter Agreement”).  In the Third Letter Agreement LE acknowledged that LE owed GEL the principal sum of approximately $4.3 million (the “Deficit Amount”) as of June 30, 2012. Of the Deficit Amount, approximately $2.3 million was for crude oil costs delivered pursuant to the Crude Supply Agreement during May and June 2012 (the “Deficit Crude Amount”).  Under the terms of the Joint Marketing Agreement and the Crude Supply Agreement, the Deficit Crude Amount must be paid from revenue received from the sale of output from the Nixon Facility in subsequent months.  The remaining portion of the Deficit Amount resulted from amounts LE owed to GEL or Milam due to losses sustained by LE during months in which total revenue from the sale of output from the Nixon Facility were not sufficient (the “Other Deficit Amounts”). The Third Letter Agreement further amended the distribution of “Available Proceeds” (with such term being defined in the Third Letter Agreement to mean the sum of total revenue from the sale of output from the Nixon Facility for a calendar month less the costs of crude oil for such calendar month less the costs of crude oil unpaid for any prior months (other than the Deficit Crude Amount)) by requiring Available Proceeds be distributed:

(a)
in an amount equal to the Advanced Lazarus Profit Share (as defined below) shall be paid directly to AFNB to be applied by AFNB in accordance with the terms of the loan agreement governing the debt owed by LE to AFNB; and

(b)
the remaining Available Proceeds, to the extent sufficient, shall be distributed in the following order of priority: (1) to GEL in an amount equal to the then outstanding balance of the Deficit Crude Amount, (2) to GEL in an amount equal to the Construction Payment, (3) to LE in an amount equal to the Operations Payment, (4) to GEL in an amount equal to the expenses incurred by GEL for the transportation of output from the Nixon Facility, (5) to GEL in amount equal to the Financial Statement Preparation Fees, (6) to GEL in an amount equal to the Tank Storage Fees paid by GEL to LE in the amount of approximately $3,000, (7) to GEL in an amount equal to the Other Deficit Amounts, (8) to GEL as the GEL Profit Share, an amount equal to 80% of the sum of the remaining balance plus the Advanced Lazarus Profit Share for the applicable month, and (9) any remaining amounts to LE as the LE Profit Share; provided, however, that if in any month the Advanced Lazarus Profit Share is greater than the LE Profit Share, the amount of such excess shall be paid to GEL the following months out of the LE Profit Share.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

The “Advanced Lazarus Share” is determined by taking the amount of Available Proceeds minus the sum of the Construction Payment for the applicable month, the Operations Payment for the applicable month, transportation expenses for the applicable month, the Financial Statement Preparation Fee for the applicable month and Tank Storage Fees for the applicable month, excluding any arrearages in such items attributable to prior months.

The Third Letter Agreement replaces the process for distributing Gross Profit as set forth in the Joint Marketing Agreement with the process for distributing Available Proceeds set forth above if the two are in conflict until the earlier of (i) the termination of the Forbearance Period and the Extended Forbearance Period (as such terms are defined in the Refinery Loan Forbearance Agreement), (ii) a notice of termination is delivered by GEL to LE stating that GEL elects to terminate the distribution provisions found in the Third Letter Agreement, which LE acknowledges that GEL may do in its sole discretion, or (iii) GEL has been paid in full all Deficit Amounts and has received an amount equal to 80% of all amounts paid to AFNB pursuant the provision of the Third Letter Agreement requiring payment to AFNB of an amount equal to the Advanced Lazarus Profit Share.  Whenever the distribution provisions of the Third Letter Agreement cease to be effective, all provisions of the Joint Marketing Agreement shall apply to any future distributions of Gross Profits, and the Deficit Crude Amount remaining unpaid, if any, shall be paid from the total revenue from the sale of output from the Nixon Facility in subsequent months.

The Third Letter Agreement further provides that any costs of crude oil delivered after June 2012 which are not paid for in full from total revenue from the sale of output from the Nixon Facility in the applicable calendar month shall be paid from total revenue received from the sale of output from the Nixon Facility in subsequent months prior to the determination of Gross Profits or Available Proceeds, until such amounts are paid in full.  Further, the Deficit Amount, until paid in full, shall constitute and be part of the Obligations (as such term is defined in the Construction and Funding Agreement).

Clarification of Amounts Owed to Genesis and its Affiliates

As of June 30, 2012, total advances under the Construction and Funding Agreement were approximately $7.6 million.  Pursuant to amendments and clarifications to the Joint Marketing Agreement, Deficit Amounts of approximately $4.3 million are included in our accounts payable at June 30, 2012.  Subsequent to the end of the quarter, we paid approximately $1.8 million of the Deficit Amounts.

Results of Operations

Blue Dolphin acquired LE effective February 15, 2012.  Under reverse acquisition accounting LE (the legal subsidiary) has been treated as the accounting parent (acquirer) and Blue Dolphin (the legal parent) has been treated as the accounting subsidiary (acquiree).  Accordingly, the financial statements subsequent to the date of the transaction are presented as the continuation of LE.  LE’s operations, the primary asset of which is the Nixon Facility, had no operations during the three months ended June 30, 2011 (the “prior quarter”) and the six months ended June 30, 2011 (the “prior period”).

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

For the three months ended June 30, 2012 (the “current quarter”), we reported a net loss of $7,397,834 on total revenue of $84,790,853.  The net loss was primarily attributable to:  (i) negative gross margins generated from (a) initial costs related to acquisition of specifically desired feedstocks and (b) lower refined product prices due to significant discounts offered to new customers, particularly for certain initial refined product runs that did not conform to normal specifications and (ii) the write-down of initial refined product inventory during the current quarter and (iii) the overhand related to processing of unhedged, higher-cost feedstock.

During the current quarter, we took steps to improve the quality, consistency and availability of the specifically desired feedstocks processed by our Nixon Facility, as well as to improve the quality, consistency and market acceptance of our refined products. We also instituted an inventory risk management program with Genesis, the purpose of which is to reduce the risk of having a mismatch of crude oil and refined products inventory at higher prices when crude oil and refined product prices are decreasing.  Under the inventory risk management program, Genesis may, but is not required to, initiate a hedge on our refined products when our inventory levels exceed targeted levels (currently 1.5 days of production).  Although the decision to execute a hedge is made solely by Genesis, Genesis typically confers with management as part of their decision making process.

Substantially all of our revenue came from the Nixon Facility, which generated revenue of $84,416,296 in the current quarter.  The Nixon Facility operated for a total of 88 days during the current quarter.  On average during the current quarter, the Nixon Facility operated at a rate of approximately 8,900 bpd, or 59% of operating capacity. Management anticipates that the Nixon Facility may approach its operating capacity throughput of 15,000 bpd on a consistent basis during the second half of 2012.

We recorded Nixon Facility operating expenses of $2,239,914 in the current quarter, all of which was for services provided by LEH to manage and operate the Nixon Facility.

Depletion, depreciation, and amortization increased from $4,306 in the prior quarter to $520,390 in the current quarter primarily as a result of the Nixon Facility having operations in the current quarter compared to no operations in the prior quarter.

General and administrative expenses increased from $177,112 in the prior quarter to $734,720 in the current quarter.  The expenses in the current quarter were primarily related to leased corporate personnel costs, stock maintenance fees, consulting, legal, audit and office expenses.

We recognized $81,364 in net tank rental revenue in the current quarter compared to $353,709 in the prior quarter.  This decline was driven by expiring contracts and the use of our tanks for our own operations.  In the future, we do not expect net tank rental revenue at the Nixon Facility to be a significant source of income for our business.

See Note (4), “Business Segment Information” in Item 1 of this report for additional information regarding the results of operations of our business segments in the current quarter compared to the prior quarter.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

For the six months ended June 30, 2012 (the “current period”) we reported a net loss of 9,367,728 on total revenue of $130,832,066. The net loss was primarily attributable to: (i) negative gross margins generated from (a) initial costs related to acquisition of specifically desired feedstocks and (b) lower refined product prices due to significant discounts offered to new customers, particularly for certain initial refined product runs that did not conform to normal specifications and (ii) the write-down of initial refined product inventory during the current quarter and (iii) the overhand related to processing of unhedged, higher-cost feedstock.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

During the current quarter, we took steps to improve the quality, consistency and availability of the specifically desired feedstocks processed by our Nixon Facility, as well as to improve the quality, consistency and market acceptance of our refined products. We also instituted an inventory risk management program with Genesis, the purpose of which is to reduce the risk of having a mismatch of crude oil inventory at higher prices when crude oil and refined product prices are decreasing. Under the inventory risk management program, Genesis may, but is not required to, initiate a hedge on our refined products when our inventory levels exceed targeted levels (currently 1.5 days production). Although the decision to execute a hedge is made solely by Genesis, Genesis typically confers with management as part of its decision making process.

Substantially all of our revenue came from the Nixon Facility, which generated revenue of $130,187,259 in the current period.  The Nixon Facility, which began operations on a reduced basis in February 2012, operated for a total of 148 days during the current period.  On average during the current period, the Nixon Facility operated at a rate of approximately 8,000 bpd, or 53% of operating capacity.  Management anticipates that the Nixon Facility may approach its operating capacity throughput of 15,000 bpd on a consistent basis during the second half of 2012.

We recorded Nixon Facility operating expenses of $3,302,665 in the current period, all of which was for services provided by LEH to manage and operate the Nixon Facility.

Depletion, depreciation, and amortization increased from $8,614 in prior period to $798,352 in the current period primarily as a result of the Nixon Facility having operations in the current period compared to no operations in the prior period.

General and administrative expenses increased from $290,940 in the prior period to $1,260,307 in the current period.  The expenses in the current period were primarily related to leased corporate personnel costs, stock maintenance fees, consulting, legal, audit and office expenses.

We recognized $175,319 in net tank rental revenue in the current period compared to $696,454 in the prior period.  This decline was driven by expiring contracts and the use of our tanks for our own operations.  In the future, we do not expect net tank rental revenue at the Nixon Facility to be a significant source of income for our business.

See Note (4), “Business Segment Information” in Item 1 of this report for additional information regarding the results of operations of our business segments in the current period compared to the prior period.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Liquidity and Capital Resources

Sources and Uses of Cash. At June 30, 2012, our current available cash was $478,288.

	For Six Months Ended June 30,
	2012	2011

Adjusted income (loss) from operations	$(8,241,034)	$404,431
Change in current assets and liabilities	5,223,772	127,338

Total cash flow from operations	(3,017,262)	531,769

Cash inflows (outflows)
Proceeds from issuance of debt	4,759,393	-
Payments on long term debt	(847,197)	(21,066)
Cash acquired on Acquisition	1,674,594	-
Capital expenditures	(2,074,137)	(505,670)
Payments on note payble	(18,925)	(5,034)

Total cash inflows (outflows)	3,493,728	(531,770)

Total change in cash flows	$476,466	$(1)

Management assesses our liquidity by our ability to generate cash to fund our operations.  Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate access to credit; and financial flexibility to attract long-term capital on satisfactory terms. Our sources of cash are cash on hand, tank rental income and advances for funding under the Construction and Funding Agreement.  Although we anticipate being able to support our short-term liquidity and operating needs for the remainder of 2012 largely through cash generated from operations at the Nixon Facility, during the second quarter, we experienced negative cash flow from operations of approximately $3.0 million.  In addition, our current liabilities increased by approximately $7.6 million relative to current assets during the second quarter, resulting, primarily from our net loss of approximately $7.4 million for the current quarter.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Several factors contributed to our liquidity constraint during the current quarter, including: (i) lower and, in some cases, negative refined product sales margins as a result of crude oil and refined product commodity price decreases and higher crude prices from crude purchased earlier in the period, (ii) non-payment by Genesis of May and June operating expenses of approximately $1.0 million as a result of negative gross margins at the Nixon Facility, (iii) non-payment of accounts payable related to capital items previously funded by Genesis of approximately $500,000 and (iv) non-payment of crude oil lifting revenue by our Indonesian oil production operator of approximately $340,000.  As a result of these factors, as well as a significant increase in the Deficiency Amount due to GEL, we have constrained liquidity and fell behind in the payment of certain third-party vendors, one of which placed a mechanics lien on the Nixon Facility due to late payments.

As a result of these liquidity constraints, which were largely due to a volatile and declining price environment in the late first quarter and the second quarter, we took a number of steps in the second quarter to improve liquidity as follows:

(a)
Improving and Generating More Consistent Margins Through Better Inventory Risk Management.  Together with Genesis, we implemented an inventory risk management policy that seeks to stabilize our commodity price exposure for our refined products inventory and generate a more consistent gross margin for each barrel of refined product.  Although this strategy will limit potential gains in certain quarters, it may also limit potential losses.  Under this plan, we will strive to maintain no more than 1.5 days of refined products inventory.  Although the decision to execute a hedge is made solely by Genesis, Genesis typically confers with management as part of their decision making process.  We expect that this policy will reduce the risk of a future mismatch between higher crude oil costs and lower refined product prices that could negatively impact our average gross margin per barrel;

(b)
Increasing the Amount of Throughput Generated by Nixon facility.  Currently, we are generating a positive gross margin on each refined unit of crude oil and have a relatively constant fixed cost base to cover.  Accordingly, each additional unit of crude oil refined makes a more significant contribution to our cash flow.  A significant part of our business strategy is to operate the Nixon Facility at capacity in the coming months and generate sufficient cash flow to enable us to terminate the Third Letter Agreement with GEL, which will result in the restoration to us of the gross profit sharing provisions of the Joint Marketing Agreement.  Under the Joint Marketing Agreement, we have the opportunity to receive a significantly greater share of gross profits from the Nixon Facility than we are currently receiving under the Third Letter Agreement.  (See “— Joint Marketing Agreement – Sharing of Gross Profits,” and “— Clarifications and Modifications to the Rights of the Parties Under the Joint Marketing Agreement — Third Letter Agreement.”)

(c)
Focusing on a Capital Expenditure Program to Immediately Increase Throughput and Improve Margins.  We are approximately half way through a $1 million to $1.5 million capital expenditure program, previously financed primarily through discretionary advances made by Milam under the Construction and Funding Agreement, to refurbish a naptha stabilizer and depropanizer unit at the Nixon Facility.  Refurbishment of the stabilizer will improve the quality of naptha that we produce, thereby enhancing the pricing amount we expect to receive for certain of our refined products.  In addition, refurbishment of the stabilizer will increase the amount of throughput that can be processed by the Nixon Facility.  Milam has not, however, made any further advances to complete refurbishment of the naptha stabilizer, nor is Milam obligated to.  Our ability to complete this project is dependent upon further advances being made by Milam under the Construction and Funding Agreement and/or generating sufficient cash from operations to eliminate the Deficiency Amount, thereby increasing our allocation portion of the Gross Profit in amounts sufficient to cover such refurbishment costs.  There is no assurance that either will be done.

Management believes that the first two steps, (a) and (b) above, will, over the next several months, result in improved cash flow.  Under the Joint Marketing Agreement, we have the opportunity to receive a significantly greater share of gross profits from the Nixon Facility than we are currently receiving under the Third Letter Agreement.  (See “— Joint Marketing Agreement – Sharing of Gross Profits,” and “— Clarifications and Modifications to the Rights of the Parties Under the Joint Marketing Agreement — Third Letter Agreement.”)   We are working with our vendors to ensure that they understand our focus on liquidity and desire to bring our outstanding accounts payable current as expeditiously as possible.  In addition, we believe that once the Nixon Facility generates more consistent refining Gross Profits, Milam will be more inclined to make further advances under the Construction and Funding Agreement to complete refurbishment of the naptha stabilizer, which would increase throughput volumes and improve margins.  However, there can be no assurances that our liquidity plan as set forth above will be successful.  In the event that our plan is not successful, we will experience a significant and material negative adverse effect on our operations, liquidity and financial condition.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

In addition to our results of operations, we received financing proceeds of $4,743,393from advancements under the Construction and Funding Agreement during the current quarter.  Our capital expenditures in the current quarter were $2,074,137, all of which related to refurbishment of the Nixon Facility, including certain aspects of the naptha stabilizer. Specifically, these capital expenditures included repair costs, construction and commissioning of pumps, motors, lines, tanks, vessels and processing units. We expect to fund additional capital expenditures at the Nixon Facility primarily through the Construction and Funding Agreement or cash from operations once the Deficiency Amount is satisfied in full.  The principal balance owed to Milam under the Construction and Funding Agreement was $7,572,040 and $3,319,193 at June 30, 2012 and December 31, 2011, respectively, excluding Deficiency Amounts.

The principal balance outstanding on a loan payable to AFNB under a promissory note in the amount of $10,000,000 (the “Refinery Loan”), which is currently in default, was $9,315,826 and $9,669,173 at June 30, 2012 and December 31, 2011, respectively.  Management believes that we have satisfied the forbearance extension conditions under the Refinery Loan (the “Forbearance Extension Conditions”).  If the Refinery Loan Forbearance Agreement is rightfully terminated, AFNB can demand payment of all of the amounts owed under the Refinery Loan.  As of the date of filing of this report, management believes that no termination event under the Refinery Loan Forbearance Agreement has occurred.

After all past due principal, interest, costs, fees and tax have been paid under the Refinery Loan Forbearance Agreement, LE is required to pay $83,333.33 per month for a period of twelve consecutive months to AFNB in order to replenish the $1.0 million payment reserve required by the Refinery Loan Agreement.  After all past due principal and interest (as well as costs, fees and taxes) have been paid, the Refinery Loan will be re-amortized and have a maturity date of October 1, 2028.

The principal balance outstanding on the Notre Dame Debt note, which is currently in default, was $1,300,000 at June 30, 2012 and December 31, 2011. There are no financial covenants associated with this debt.

See Notes (10), “Long-Term Debt” and (17), “Subsequent Events” in Item 1 of this report for additional disclosures related to liquidity and capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risk.  We are exposed to market price risk related to our refined products inventory.  The spread between crude oil and refined product prices is the primary factor affecting our operations, liquidity and financial condition. Our crude acquisition costs and refined products sales prices depend on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, NRLM and other refined products. Supply and demand for these products depend, among other things, on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; availability of imports and exports; marketing of competitive fuels; and government regulation.

In May 2012, we implemented an inventory risk management policy under which Genesis may, but is not required to, use derivative instruments as certain refined product inventories exceed maximum thresholds in an effort to reduce our refined products inventory commodity price risk. However, Genesis’ execution of the inventory risk management plan is outside of our control.  Accordingly, there could be situations in which Genesis fails to execute on the plan or executes on the plan in a manner that causes significant losses to us, all of which are beyond our control.  In the event that our inventory risk management system fails and/or is implemented poorly or not at all, we could experience a material and negative adverse effect on our operations, liquidity and financial condition.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of June 30, 2012, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

On February 15, 2012, we acquired LE through a reverse acquisition.  Our management is analyzing, evaluating and, where necessary, implementing changes in controls and procedures.  Due to the significance of this acquisition and the limited period of time since the acquisition date, we did not have sufficient resources available to assess the internal controls of LE for the six months ended June 30, 2012.  Therefore, we excluded LE from our evaluation of internal controls over financial reporting contained in this quarterly report.  However, management considers the LE acquisition material to our results of operations, cash flows and financial positions and believes that the disclosure controls and procedures of LE will have a material effect on internal controls over financial reporting.  LE will be included in the overall assessment of, and report on, internal controls over financial reporting as of December 31, 2012.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

PART II.  OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS

Pursuant to a Settlement Agreement and Mutual Release dated February 15, 2012, by and among Blue Dolphin, LEH and Lazarus Louisiana Refinery II, LLC (“LLRII”), the parties agreed to settle and compromise all disputes between them in connection with closing of the Acquisition.  LEH agreed to file a non-suit with prejudice of all pending claims against Blue Dolphin under Cause No. 210-32561, styled Blue Dolphin Energy Company v. Lazarus Energy Holdings, L.L.C. and Lazarus Louisiana Refinery II, L.L.C., in the 129th District Court of Harris County, Texas (the “Lawsuit”).  Blue Dolphin agreed that it will not execute or attempt to execute on an order that was signed on May 16, 2011 in the Lawsuit severing LEH’s counterclaims into Cause No. 2010-32561-A, which resulted in a Partial Summary Judgment becoming a final judgment in Blue Dolphin’s favor.

Pursuant to an Order of Nonsuit and Dismissal with Prejudice, a presiding judge ordered, adjudged and decreed that counter-plaintiff LEH’s claims and causes of action in the Lawsuit were dismissed on July 6, 2012.

From time to time we are subject to various lawsuits, claims, liens and administrative proceedings that arise out of the normal course of business.  During the second quarter, a vendor placed a mechanic’s lien on the Nixon Facility as protection during construction activities. As described further under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” management is executing a liquidity plan to address outstanding payables due to third-parties, although there can be no assurance that the liquidity plan will be successful, management does not believe that the lien will have a material adverse effect on our results of operations.

ITEM 1A.  RISK FACTORS

We have updated risk factors affecting our business since those presented in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”) and Part II, Item 1A in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (the “Quarterly Report”).  Except for the additions below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report and Quarterly Report.

Genesis’ hedging on our refined products inventory may limit our gains and expose us to other risks.

We are exposed to market price risk related to our refined products inventory.  The spread between crude oil and refined product prices is the primary factor affecting our operations, liquidity and financial condition. Our crude acquisition costs and refined products sales prices depend on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, NRLM and other refined products. Supply and demand for these products depend, among other things, on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; availability of imports and exports; marketing of competitive fuels; and government regulation.

In May 2012, we implemented an inventory risk management policy under which Genesis may, but is not required to, use derivative instruments as certain refined product inventories exceed maximum thresholds in an effort to reduce our refined products inventory commodity price risk. However, Genesis’ execution of the inventory risk management plan is outside of our control.  Accordingly, there could be situations in which Genesis fails to execute on the plan or executes on the plan in a manner that causes significant losses to us, all of which are beyond our control.  In the event that our inventory risk management system fails and/or is implemented poorly or not at all, we could experience a material and negative adverse effect on our operations, liquidity and financial condition.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

If our liquidity plan is not successful, there will be a material adverse effect on our operations, liquidity and financial condition.

We have implemented a liquidity plan to address near-term liquidity issues, as set forth in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  If the liquidity plan is not successful, there will be a material adverse effect on our operations, liquidity and financial condition.

Our operations are highly dependent on our relationship with Genesis and its affiliates, and, if we are unable to successfully maintain this relationship, our operations, liquidity and financial condition will be harmed.

We are party to a variety of contracts and agreements with Genesis and its affiliates that enable the purchase of crude oil, transportation of crude oil, provision of accounting and other services, joint marketing of our refined products and funding of renovations, expansion and other capital expenditures relating to the Nixon Facility.  Further, we have an understanding with Genesis relating to an inventory risk management system, which is intended to reduce the commodity price risk of our finished products inventory and generate a more consistent gross margin for each barrel of refined product.  These agreements and understandings require us to have a close working relationship with Genesis and its affiliates in order for us to be successful in fully executing our business strategy.  If we are unable to maintain such a relationship or our relationship is not on good terms, we believe that it could have a material adverse effect on our operations, liquidity and financial condition.  We believe that, as of the date hereof, our relationship with Genesis and its affiliates is on good terms.

Our loan with AFNB is in default; there can be no assurance that the Refinery Loan Forbearance Agreement will remain in effect.

Although the Refinery Loan with AFNB, successor to FIB, is in default, AFNB and LE entered into the Refinery Loan Forbearance Agreement, which automatically extended for another one year term on August 12, 2012 if we met certain conditions,  including:  (a) FIB’s receipt of certain monthly payments during the Initial Forbearance Period, (b) Milam’s completion of the services under the Construction and Funding Agreement; and (c) the Nixon Facility being operational and, among other things, generating a Gross Profit such that FIB received its 50% of an LE profits distribution during the Initial Forbearance Period.

AFNB has sent the Borrowers (including LE) a letter notifying them of certain possible contraventions under the Refinery Loan, the Refinery Loan Forbearance Agreement, the Deed of Trust and the Security Agreement.  These contraventions include an assertion that the merger between Blue Dolphin and LE represented a change of control of LE.  The Borrowers responded to AFNB expressing a belief that they are in compliance with the provisions of the Refinery Loan, the Refinery Loan Forbearance Agreement, the Deed of Trust and the Security Agreement.   Further, management believes that all such conditions to the Refinery Loan Forbearance Agreement have been met and, as a result, that the Initial Forbearance Period is thereby extended by another year.  However, to the extent that AFNB asserts otherwise and prevails, then the Refinery Loan would become immediately due and payable and we would have to pay off such loan, make other accommodations with AFNB or face foreclosure, which would have a material adverse effect on our operations, liquidity and financial condition.

Our primary source of crude oil supply experiences significant price swings, which impacts our crude oil acquisition cost.

The Nixon Facility is located in the heart of the Eagle Ford Shale play, an abundant source of domestic petroleum production.  The gathering infrastructure in this area is developing such that, occasionally, large inventories of local crude oil may be transported in bulk away from the Nixon Facility.  When this occurs, we may experience wider than normal swings in crude oil prices in order to obtain our desired levels of crude oil.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

In 2014, new environmental regulations become effective that reduce the allowable sulfur content for commercially sold diesel in the United States.  Unless the Nixon Facility undergoes significant capital upgrades, we may be limited to selling “off specification” diesel at lower prices.

New environmental regulations will become effective in 2014 that reduce the sulfur content that is permitted to be contained in diesel sold commercially in the United States.  In order to meet the higher content standards, the Nixon Facility will have to undergo capital upgrades in excess of approximately $50 million.  In order to complete the required capital upgrades, we will have to finance such capital expenditures primarily through the issuance of debt and/or equity, which would result in dilution to existing stockholders and/or subject us to higher debt levels.  There can be no assurance that we can obtain such financing at rates or at terms acceptable to us, if at all.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

ITEM 6.  EXHIBITS

(a)	Exhibits:

The following exhibits are filed herewith:

	10.1	Crude Oil Supply and Throughput Services Agreement by and between GEL Tex Marketing, LLC and Lazarus Energy, LLC dated as of August 12, 2011.
	10.2	Construction and Funding Contract by and between Lazarus Energy, LLC dated as of August 12, 2011.
	10.3	Joint Marketing Agreement by and between GEL Tex Marketing, LLC and Lazarus Energy, LLC dated as of August 12, 2011.
	10.4	Acknowledgment Letter between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated June 1, 2012.
	10.5	Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated June 25, 2012.
	10.6	Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated July 30, 2012.
	10.7	Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated August 1, 2012.
	31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Schema Document.
	101.CA	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY

August 14, 2012	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

August 14, 2012	/s/ TOMMY L. BYRD
Tommy L. Byrd Interim Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)