Form 10-Q
period 2012-09-30
BLUE DOLPHIN ENERGY CO
filed 2012-11-16
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2012

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to_____________

Commission File Number:0-15905

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Number of shares of common stock, par value $0.01 per share (the “Common Stock”) outstanding as of November 16, 2012:  10,548,766

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,273	$1,822
Restricted cash	192,813	192,004
Accounts receivable, net	8,054,630	-
Prepaid expenses and other current assets	174,146	58,713
Deposits	1,236,447	473,026
Inventory	4,901,895	4,533,961
Total current assets	14,699,204	5,259,526

Property, plant and equipment, net	44,817,447	32,307,929

Debt issue costs, net	540,784	566,133
Other assets	11,367	10,468
Trade name	303,346	-
Goodwill	1,445,720	-
TOTAL ASSETS	$61,817,868	$38,144,056

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,161,594	$4,841,859
Accounts payable, related party	1,281,936	908,139
Note payable	47,965	46,318
Accrued expenses and other current liabilities	716,123	744,921
Interest payable, current portion	827,777	995,916
Long-term debt, current portion	1,816,903	1,839,501
Total current liabilities	18,852,298	9,376,654

Long-term liabilities:
Asset retirement obligations	896,096	-
Long-term debt, net of current portion	16,552,638	12,455,102
Long-term interest payable, net of current portion	806,356	650,214
Total long-term liabilities	18,255,090	13,105,316

TOTAL LIABILITIES	37,107,388	22,481,970

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized, 10,545,690 and 8,426,456	105,457	84,265
shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)
Additional paid-in capital	36,459,819	17,302,124
Accumulated deficit	(11,854,796)	(1,724,303)
Total stockholders' equity	24,710,480	15,662,086

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,817,868	$38,144,056

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUE FROM OPERATIONS
Refined product sales	$103,738,982	$-	$233,926,241	$-
Pipeline operations	117,712	-	312,098	-
Oil and gas sales	237,443	-	687,864	-

Total revenue from operations	104,094,137	-	234,926,203	-

COST OF OPERATIONS
Cost of refined products sold	96,160,575	-	229,853,030	-
Refinery operating expenses	2,559,456	-	5,862,121	-
Pipeline operating expenses	107,534	-	344,654	-
Lease operating expenses	351,462	-	852,137	-
General and administrative expenses	442,132	213,221	1,702,439	504,161
Depletion, depreciation and amortization	497,382	4,306	1,295,738	12,920
Abandonment expense	539,996	-	539,996	-
Impairment of oil and gas properties	3,858,427	-	3,858,427	-
Bad debt expense	321,732	-	321,732	-
Accretion expense	39,276	-	104,736	-
Total cost of operations	104,877,972	217,527	244,735,010	517,081

Income (loss) from operations	(783,835)	(217,527)	(9,808,807)	(517,081)

OTHER INCOME (EXPENSE)
Net tank rental revenue	81,365	87,036	256,684	783,490
Interest and other income	16,439	345	20,354	6,734
Interest expense	(74,227)	(11,622)	(583,077)	(35,994)
Total other income (expense)	23,577	75,759	(306,039)	754,230

Income (loss) before income taxes	(760,258)	(141,768)	(10,114,846)	237,149

Income tax expense	(2,503)	-	(15,647)	-

Net income (loss)	$(762,761)	$(141,768)	$(10,130,493)	$237,149

Income (loss) per common share:
Basic	$(0.07)	$(0.02)	$(0.99)	$0.03
Diluted	$(0.07)	$(0.02)	$(0.99)	$0.03

Weighted average number of common shares outstanding:
Basic	10,545,690	8,426,456	10,191,980	8,426,456
Diluted	10,545,690	8,426,456	10,191,980	8,426,456

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(10,130,493)	$237,149
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	1,287,173	12,920
Impairment of oil and gas properties	3,858,427	-
Unrealized loss (gain) on derivatives	(21,470)	-
Amortization of debt issue costs	25,349	25,349
Amortization of intangible assets	8,565	-
Accretion expense	104,736	-
Abandonment costs incurred	(141,099)	-
Common stock issued for services	119,000	-
Bad debt expense	321,732	-
Changes in operating assets and liabilities (net of effects of acquisition in 2012)
Restricted cash	(810)	34,067
Accounts receivable	(7,852,717)	(3,740)
Prepaid expenses and other current assets	119,529	(8,804)
Deposits	(763,421)	(68,407)
Inventory	(312,766)	8,366
Accounts payable, accrued expenses and other liabilities	8,057,321	290,245
Accounts payable, related party	2,275,655	125,682
Net cash provided by (used in) operating activities	(3,045,279)	652,827

INVESTING ACTIVITIES
Capital expenditures	(2,568,449)	(1,067,558)
Cash acquired on acquisition	1,674,594	-
Net cash used in investing activities	(893,855)	(1,067,558)

FINANCING ACTIVITIES
Proceeds from issuance of debt	4,788,623	452,308
Payments on long term debt	(713,686)	(31,922)
Proceeds from notes payable	24,548	-
Payments on notes payable	(22,900)	(5,034)
	-	-
Net cash provided by financing activities	4,076,585	415,352
Net increase (decrease) in cash and cash equivalents	137,451	621

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,822	733
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,273	$1,354

Supplemental Information:
Non-cash investing and financing activities:
Financing of insurance premiums	$82,560	$-
Related party payable converted to equity	$993,732	$-
Issuance of stock for acquisition of Blue Dolphin at fair value, inclusive
of cash acquired of $1,674,594	$18,046,154	$-
Accrued services payable converted to common stock	$20,000	$-

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Organization

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

- Lazarus Energy, LLC (“LE”), a Delaware limited liability company (petroleum processing assets);
- Blue Dolphin Pipe Line Company, a Delaware corporation (pipeline operations);
- Blue Dolphin Petroleum Company, a Delaware corporation (exploration and production activities);
- Blue Dolphin Services Co., a Texas corporation (administrative services);
- Blue Dolphin Exploration Company (“BDEX”), a Delaware corporation (exploration and production investment); and
- Petroport, Inc., a Delaware corporation (inactive).

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

LE owns a petroleum refinery located in Nixon, Texas (the “Nixon Facility”). The processing plant at the Nixon Facility is currently in a recommissioning phase and has not yet reached its full operational capacity. The tank farm has 120,000 barrels of crude oil storage capacity and 180,000 barrels of refined product storage capacity.  The Nixon Facility has the capability to produce products such as Non-Road, Locomotive, and Marine Diesel Fuel (“NRLM”), kerosene, jet fuel and intermediate products such as liquefied petroleum gas, naphtha and atmospheric gas oil.

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the Acquisition, we engaged an independent third-party to determine the fair value of the net assets of Blue Dolphin.  Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The below table summarizes the purchase price allocation of the net assets acquired as of the acquisition date.  The estimated fair values of the assets acquired and liabilities assumed were based on information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.   As noted, measurement period adjustments were made in the second quarter of 2012.  No measurement period adjustments were made in the third quarter 2012 and the measurement period adjustments for Blue Dolphin were complete as of September 30, 2012.

Goodwill recognized in the transaction is related to the expected value to be received from the combination of LE’s crude oil and condensate processing facility and Blue Dolphin’s pipeline and facilities and operational expertise.

From the date of the Acquisition (February 15, 2012) until September 30, 2012, Blue Dolphin’s revenue and net loss included in the condensed consolidated statements of operations for the three months ended September 30, 2012, was $355,155 and $5,469,391, respectively. Blue Dolphin’s revenue and net loss included in the condensed consolidated statements of operations for the nine months ended September 30, 2012, was $999,962 and $6,959,746, respectively.

	February 15, 2012 As Initially Reported	Measurement Period Adjustments	Purchase Price Allocation (As Adjusted) February 15, 2012

Current assets	$2,466,901	$-	$2,466,901
Oil and gas properties	1,503,596	3,639,279	5,142,875
Pipelines	4,466,273	4,757,563	9,223,836
Onshore separation and handling facilities	325,435	-	325,435
Land	473,225	-	473,225
Other property and equipment	282,972	-	282,972
Other long term assets	9,463	-	9,463
Trade name	184,368	118,978	303,346
Goodwill	8,667,401	(7,221,681)	1,445,720
Total assets acquired	18,379,634	1,294,139	19,673,773

Current liabilities	333,480	-	333,480
Asset retirement obligations	-	1,294,139	1,294,139
Total liabilities assumed	333,480	1,294,139	1,627,619
Net assets acquired	$18,046,154	$-	$18,046,154

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental Pro Forma Information

The following pro forma condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and September 30, 2011 consolidate the historical consolidated statements of operations of Blue Dolphin and LE giving effect to the Acquisition as if it had occurred on January 1, 2011, respectively.  The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Historical		Proforma	Historical		Proforma
	Blue Dolphin	LE	Consolidated	Blue Dolphin	LE	Consolidated

REVENUE FROM OPERATIONS
Refined product sales	$-	$103,738,982	$103,738,982	$-	$233,926,241	$233,926,241
Pipeline operations	117,712	-	117,712	351,522	-	351,522
Oil and gas sales	237,443	-	237,443	798,222	-	798,222

Total revenue from operations	355,155	103,738,982	104,094,137	1,149,744	233,926,241	235,075,985

COST OF OPERATIONS
Cost of refined products sold	-	96,160,575	96,160,575	-	229,853,030	229,853,030
Refinery operating expenses	-	2,559,456	2,559,456	-	5,862,121	5,862,121
Pipeline operating expenses	107,534	-	107,534	404,119	-	404,119
Lease operating expenses	351,462	-	351,462	954,861	-	954,861
Abandonment expense	539,996	-	539,996	539,996	-	539,996
Depletion, depreciation and amortization	200,250	297,132	497,382	553,025	784,242	1,337,267
Impairment of oil and gas properties	3,858,427	-	3,858,427	3,858,427	-	3,858,427
Bad debt expense	321,732	-	321,732	321,732	-	321,732
General and administrative expenses	406,684	35,448	442,132	1,602,810	272,573	1,875,383
Accretion expense	39,276	-	39,276	116,623	-	116,623
Total cost of operations	5,825,361	99,052,611	104,877,972	8,351,593	236,771,966	245,123,559
Income (loss) from operations	(5,470,206)	4,686,371	(783,835)	(7,201,849)	(2,845,725)	(10,047,574)

OTHER INCOME (EXPENSE)
Net tank rental revenue	-	81,365	81,365	-	256,684	256,684
Interest and other income	4,003	12,436	16,439	8,219	12,974	21,193
Interest expense	(685)	(73,542)	(74,227)	(1,541)	(581,536)	(583,077)
Total other income (expense)	3,318	20,259	23,577	6,678	(311,878)	(305,200)
Income (loss) before income taxes	(5,466,888)	4,706,630	(760,258)	(7,195,171)	(3,157,603)	(10,352,774)

Income tax expense	(2,503)	-	(2,503)	(2,503)	(13,144)	(15,647)
Net income (loss)	$(5,469,391)	$4,706,630	$(762,761)	$(7,197,674)	$(3,170,747)	$(10,368,421)

No columns for adjustments are reflected as there were no adjustments for the periods indicated.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Historical		Proforma	Historical		Proforma
	Blue Dolphin	LE	Consolidated	Blue Dolphin	LE	Consolidated

REVENUE FROM OPERATIONS
Pipeline operations	$219,006	$-	$219,006	$829,011	$-	$829,011
Oil and gas sales	301,417	-	301,417	1,004,148	-	1,004,148
Total revenue from operations	520,423	-	520,423	1,833,159	-	1,833,159

COST OF OPERATIONS
Pipeline operating expenses	532,931	-	532,931	999,297	-	999,297
Lease operating expenses	286,439	-	286,439	816,718	-	816,718
Depletion, depreciation and amortization	123,355	4,306	127,661	406,891	12,920	419,811
General and administrative expenses	293,567	213,221	506,788	1,116,203	504,161	1,620,364
Accretion expense	32,805	-	32,805	98,884	-	98,884
Total cost of operations	1,269,097	217,527	1,486,624	3,437,993	517,081	3,955,074

Gain on sale of property and equipment	3,267,070	-	3,267,070	3,267,070	-	3,267,070
Income (loss) from operations	2,518,396	(217,527)	2,300,869	1,662,236	(517,081)	1,145,155

OTHER INCOME (EXPENSE)
Net tank rental revenue	-	87,036	87,036	-	783,490	783,490
Interest and other income	5,138	345	5,483	15,276	6,734	22,010
Interest expense	-	(11,622)	(11,622)	-	(35,994)	(35,994)
Total other income (expense)	5,138	75,759	80,897	15,276	754,230	769,506

Income (loss) before income taxes	2,523,534	(141,768)	2,381,766	1,677,512	237,149	1,914,661

Income tax expense	-	-	-	-	-	-

Net income (loss)	$2,523,534	$(141,768)	$2,381,766	$1,677,512	$237,149	$1,914,661

No columns for adjustments are reflected as there were no adjustments for the periods indicated.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Significant Accounting Policies

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

The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2012.

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

Restricted Cash

Restricted cash was $192,813 and $192,004 at September 30, 2012 and December 31, 2011, respectively.  These amounts relate to escrow accounts for potential environmental matters and loan repayments.

Accounts Receivable, Allowance for Doubtful Accounts and Concentrations of Credit Risk

Accounts receivable are customer obligations due under normal trade terms.  The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable.  We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all of our aged accounts receivables for collectability and establish an allowance as necessary for individual customer balances.  As of September 30, 2012 and December 31, 2011, we recorded an allowance for doubtful accounts receivable of $321,732 and $0 related to trade accounts receivable. The allowance is associated with non-payment of accounts receivable for crude oil liftings revenue by Blue Sky Langsa Limited (“Blue Sky”) related to our interest in the North Sumatra Basin – Langsa Field offshore Indonesia (“Indonesia”).  See Notes (9), “Impairment and Allowance for Doubtful Accounts Receivable” and (18), “Subsequent Events” in Part I, Item 1 of this report.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

We had 5 customers that accounted for 97% of our total revenue for the three months ended September 30, 2012.  These 5 customers represented approximately $7.5 million of accounts receivable at September 30, 2012.  We had 5 customers that accounted for approximately 88% of our total revenue for the nine months ended September 30, 2012.

Inventory

Our inventory primarily consists of refined petroleum products valued at lower of cost or market with costs being determined by the average cost method.

Price-Risk Management Activities

In May 2012, we implemented an inventory risk management policy under which Genesis Energy, LLC (“Genesis”) may, but is not required to, use derivative instruments as economic hedges to reduce refined products and crude oil inventory commodity price risk.  We follow ASC guidance for derivatives and hedging related to stand alone derivative instruments.  These contracts are not subject to hedge accounting treatment under ASC 815.  Accordingly, even though such hedge positions are direct contractual obligations of Genesis and not us, we nevertheless record the fair value of these Genesis hedges in our condensed consolidated balance sheet each quarter because of contractual arrangements between Genesis and us under which we are effectively exposed to the potential gains or losses.  Changes in the fair value from quarter to quarter are recognized in our condensed consolidated statement of operations.

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

Management has evaluated the guidance in the ASC related to asset retirement obligations (“AROs”) for its refinery and facilities.  Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities.  Further, management believes that these assets have indeterminate lives under ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time.  When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the three and nine months ended September 30, 2012 or 2011.

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Current estimated proved oil and gas reserves were based on reports prepared by third-party petroleum engineering consulting firms.  For determining impairment of our oil and gas properties, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to a “ceiling,” which is determined based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, calculated using prevailing oil and natural gas prices on the last day of the period, or a subsequent higher price under certain circumstances.  Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense.  Based on the “ceiling” test, we did not have any impairment of our oil and gas properties for the three and nine months ended September 30, 2012.

Although we did not record an impairment based on the “ceiling” test, we did record an impairment of $3,858,427 for the three and nine months ended September 30, 2012 related to Indonesia.  The impairment was made as a result of BDEX entering into a Sale and Purchase Agreement (the "SPA") with Blue Sky whereby Blue Sky agreed to purchase BDEX’s 7% undivided interest in Indonesia.  See Notes (9), “Impairment and Allowance for Doubtbul Accounts Receivable” and (18), “Subsequent Events” in Part I, Item 1 for additional disclosures related to the SPA, as well as the impairment and allowance for doubtful accounts receivable related to Blue Sky.

The estimated fair values of our AROs related to our oil and gas properties were recorded in connection with the Acquisition.

Pipelines and Facilities Assets. Pipelines and facilities assets are recorded at cost.  Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with the ASC guidance on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom.  We did not have any impairment of our pipelines and facilities for the three and nine months ended September 30, 2012.

The estimated fair values of our AROs related to our pipeline and facilities assets were recorded in connection with the Acquisition.

Construction in Progress. Construction in progress consists of costs we incurred to purchase and refurbish the Nixon Facility. Amounts were capitalized as incurred and depreciation began when the Nixon Facility became operational. Capitalized interest, which was added to the cost of the underlying assets, is being amortized over the useful life of the Nixon Facility.

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Debt Issue Costs

We have debt issue costs related to certain of our long-term debt.  Debt issue costs are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Debt issue costs exclusive of amortization were $675,980 at September 30, 2012 and December 31, 2011.  Accumulated amortization in the amount of $135,196 and $109,847 at September 30, 2012 and December 31, 2011, respectively, are being amortized over the life of the Refinery Loan (see Note (13), “Long-Term Debt” in Part I, Item 1 of this report).  Amortization expense, which is included in interest expense, was $8,450 for the three months ended September 30, 2012 and 2011.  Amortization expense was $25,349 for the nine months ended September 30, 2012 and 2011.

Revenue Recognition

Refined Products Revenue. We sell various refined products including naphtha, distillates and atmospheric gas oil.  Revenue from refined product sales is recognized when title passes. Title passage occurs when refined products are delivered in accordance with the terms of the respective sales agreements. In addition, revenue is not recognized until sales prices are fixed or determinable and collectability is reasonably assured.

Revenue for refined products sold is recorded primarily upon delivery of the refined products to customers, which is the point at which title is transferred.  The customer assumes the risk of loss when title is transferred. Transportation, shipping and handling costs incurred are included in cost of refined products sold. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenue.

Tank Storage Rental Revenue. Revenue from tank storage rental is recorded on a straight line basis in accordance with the terms of the related lease agreement.   The lessee is invoiced monthly for the amount of rent due for the related period.

Recognition of Oil and Gas Revenue. Sales from producing wells are recognized on the entitlement method of accounting, which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production.  Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest.  Our imbalance liability at September 30, 2012 was not material.

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)
New Pronouncements Issued but Not Yet Effective

We have evaluated recent accounting pronouncements that are not yet effective and determined that they do not have a material impact on our consolidated financial statements or disclosures.

(4)	Business Segment Information

We are engaged in three lines of business: (i) ownership of crude oil and condensate processing assets, (ii) pipeline transportation services to producers/shippers and (iii) oil and gas exploration and production.  Our primary operating asset is the Nixon Facility.  We also operate oil and natural gas pipelines in the Gulf of Mexico region and hold oil and natural gas leasehold interests in the U.S. Gulf of Mexico and Indonesia; however, these operations are considered non-core to our business.

Management uses earnings before interest expense, income taxes and depreciation (“EBITDA”), a non-GAAP financial measure, to assess the operating results and effectiveness of our business segments, which consist of our consolidated businesses and investments.  We believe EBITDA is useful to our investors because it allows them to evaluate our operating performance using the same performance measure analyzed internally by management.  EBITDA is adjusted for: (i) items that do not impact our income or loss from continuing operations, such as the impact of accounting changes, (ii) income taxes and (iii) interest expense (or income). We exclude interest expense (or income) and other expenses or income not pertaining to the operations of our segments from this measure so that investors may evaluate our current operating results without regard to our financing methods or capital structure.  We understand that EBITDA may not be comparable to measurements used by other companies. Additionally, EBITDA should be considered in conjunction with net income (loss) and other performance measures such as operating cash flows.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Following is a reconciliation of our EBITDA (by business segment) for the three months ended September 30, 2012, and at September 30, 2012:

	Three Months Ended September 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$103,738,982	$117,712	$237,443	$-	$104,094,137
Operation cost(2)	98,755,479	211,114	5,253,900	160,097	104,380,590
Other non-interest income	81,365	-	-	-	81,365
EBITDA	$5,064,868	$(93,402)	$(5,016,457)	$(160,097)	$(205,088)

Depletion, depreciation and amortization					(497,382)
Other income (expense), net					(57,788)

Income (loss) before income taxes					$(760,258)

Capital expenditures	$494,312	$-	$-	$-	$494,312

Identifiable assets(3)	$48,645,278	$11,350,264	$812,229	$1,010,097	$61,817,868
____________________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue.  In addition, the effect of the economic hedges on our refined products, executed by Genesis, is included within operation cost of our Crude Oil and Condensate Processing group.  Cost of refined products sold includes a realized loss of $325,654 and an unrealized gain of  $148,453 for the three months ended September 30, 2012.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Following is a reconciliation of our EBITDA (by business segment) for the three months ended September 30, 2011, and at September 30, 2011:

	Three Months Ended September 30, 2011
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$-	$-	$-	$-	$-
Operation cost(2)	213,221	-	-	-	213,221
Other non-interest income	87,036	-	-	-	87,036
EBITDA	$(126,185)	$-	$-	$-	$(126,185)

Depletion, depreciation and amortization					(4,306)
Other income (expense), net					(11,277)

Income (loss) before income taxes					$(141,768)

Capital expenditures	$561,888	$-	$-	$-	$561,888

Identifiable assets(3)	$30,837,718	$-	$-	$-	$30,837,718
_________________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

Following is a reconciliation of our EBITDA (by business segment) for the nine months ended September 30, 2012, and at September 30, 2012:

	Nine Months Ended September 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$233,926,241	$312,098	$687,864	$-	$234,926,203
Operation cost(2)	235,987,724	648,334	6,146,698	656,516	243,439,272
Other non-interest income	256,684	-	-	-	256,684
EBITDA	$(1,804,799)	$(336,236)	$(5,458,834)	$(656,516)	$(8,256,385)

Depletion, depreciation and amortization					(1,295,738)
Other income (expense), net					(562,723)

Income (loss) before income taxes					$(10,114,846)

Capital expenditures	$2,568,449	$-	$-	$-	$2,568,449

Identifiable assets(3)	$48,645,278	$11,350,264	$812,229	$1,010,097	$61,817,868
_____________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue.  In addition, the effect of the economic hedges on our refined products, executed by Genesis, is included within operation cost of our Crude Oil and Condensate Processing group. Cost of refined products sold includes a realized loss of $327,256 and an unrealized gain of $21,470 for the nine months ended September 30, 2012.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Following is a reconciliation of our EBITDA (by business segment) for the nine months ended September 30, 2011, and at September 30, 2011:

	Nine Months Ended September 30, 2011
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$-	$-	$-	$-	$-
Operation cost(2)	504,161	-	-	-	504,161
Other non-interest income	783,490	-	-	-	783,490
EBITDA	$279,329	$-	$-	$-	$279,329

Depletion, depreciation and amortization					(12,920)
Other income (expense), net					(29,260)

Income (loss) before income taxes					$237,149

Capital expenditures	$1,067,558	$-	$-	$-	$1,067,558

Identifiable assets(3)	$30,837,718	$-	$-	$-	$30,837,718
___________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(5)	Fair Value Measurement

We are subject to gains or losses on certain financial assets based on our various agreements and understandings with Genesis.  Pursuant to these agreements and understandings, Genesis can execute the purchase and sale of certain financial instruments for the purpose of economically hedging certain commodity risks associated with our refined products and crude oil inventory and, over time, this program may also include mitigating certain risks associated with the purchase of crude oil inputs.  These financial instruments are direct contractual obligations of Genesis and not us.  However, under our agreements with Genesis, we financially benefit from any gains and financially bear any losses associated with the purchase and/or sale of such financial instruments by Genesis. Because such instruments represent embedded derivatives for the purpose of financial reporting, we account for such embedded derivatives in our books and records by utilizing the market approach when measuring fair value of our financial instruments (typically in current assets and/or liabilities, as discussed below). The market approach uses prices and other relevant information generated by such market transactions executed on our behalf involving identical or comparable assets or liabilities.

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

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair values at September 30, 2012 and December 31, 2011 due to their short-term maturities. The following table represents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and the basis for that measurement:

		Fair Value Measurement at September 30, 2012 Using

	Carrying Value as at September 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Commodity contracts	$21,470	$21,470	$-	$-

Carrying amounts of commodity contracts executed by Genesis are reflected as other current assets or other current liabilities in the condensed consolidated balance sheets.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(6)	Refined Products and Crude Oil Inventory Risk Management

Under our refined products and crude oil inventory risk management policy, Genesis may, but is not required to, use commodity futures contracts to mitigate the change in value for a portion of our inventory volumes subject to market price fluctuations in our inventory. The physical volumes are not exchanged, and these contracts are net settled by Genesis with cash.

The fair value of these contracts is reflected in the condensed consolidated balance sheets and the related net gain or loss is recorded within cost of refined products sold in the condensed consolidated statements of operations. Quoted prices for identical assets or liabilities in active markets (Level 1) are considered to determine the fair values for the purpose of marking to market the financial instruments at each period end. At September 30, 2012, we had open commodity instruments consisting of refined product futures on 31,000 net barrels to protect the value of certain refined product and blend stock inventories. The fair value of the outstanding contracts at September 30, 2012 was $21,470, which is reflected within prepaid expenses and other current assets in the condensed consolidated balance sheets. At December 31, 2011, there were no commodity instruments with open positions.

Commodity transactions are executed by Genesis to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors. Genesis may, but is not required to, initiate an economic hedge on our refined products and crude oil when our inventory levels exceed targeted levels (currently 1.5 days production).  Although the decision to enter into a futures contract is made solely by Genesis, Genesis typically confers with management as part of their decision making process.

Due to mark-to-market accounting during the term of the commodity contracts, significant unrealized non-cash net gains and losses could be recorded in our results of operations. Additionally, Genesis may be required to collateralize any mark-to-market losses on outstanding commodity contracts.

As of September 30, 2012, we had the following obligations based on futures contracts of refined products and crude oil that were entered into as economic hedges through Genesis. The information presents the notional volume of the outstanding contracts by type of instrument and year of maturity (volumes in thousand barrels):

	Notional Contract Volumes by Year of Maturity
	2012	2013	2014	2015
Inventory positions (futures):

Refined products and crude oil - net short (long) positions	31	-	-	-

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(7)	Inventories

Inventory balances consisted of the following:

	September 30,	December 31,
	2012	2011

Low-sulfur diesel	$1,399,486	$2,193,864
Naphtha	2,654,207	1,067,011
Atmospheric gas oil	748,952	1,010,877
Other liquids	61,161	64,486
Propane	19,048	59,599
Crude	19,041	134,289
Supplies	-	3,835
	$4,901,895	$4,533,961

(8)	Property, Plant and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
	2012	2011

Refinery and facilities	$33,909,314	$-
Pipelines and facilities	9,223,836	-
Oil and gas properties (full-cost method)	800,000	-
Onshore separation and handling facilities	325,435	-
Land	577,965	104,740
Other property and equipment	598,150	217,136
	45,434,700	321,876

Less: Accumulated depletion, depreciation and amortization	1,224,803	62,443
	44,209,897	259,433

Construction in Progress	607,550	32,048,496

Property, Plant and Equipment, Net	$44,817,447	$32,307,929

(9)	Impairment and Allowance for Doubtful Accounts Receivable

In November 2012, BDEX entered into the SPA with Blue Sky whereby Blue Sky agreed to purchase BDEX’s 7% undivided interest in Indonesia. In connection with the SPA, we adjusted the value of our oil and gas interest in Indonesia to $800,000, which resulted in an impairment charge of $3,858,427 for the three months ended September 30, 2012.  We also recorded an allowance for doubtful accounts receivable of $321,732 for the three months ended September 30, 2012.  The allowance is associated with non-payment of accounts receivable for crude oil liftings revenue by Blue Sky related to Indonesia.  See Notes (3), “Significant Accounting Policies – Property and Equipment, Oil and Gas Properties” and (18), “Subsequent Events” for additional disclosure related to impairment of our oil and gas properties and the SPA.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(10)	Accounts Payable, Related Party Transactions

As part of the Acquisition, LEH, which owns 80% of our issued and outstanding common stock, manages and operates the Nixon Facility and our other operations (the “Services”) pursuant to a Management Agreement dated February 15, 2012 (the “Management Agreement”).

Pursuant to the Management Agreement, LEH receives as compensation for Services, the right to receive (i) weekly payments not to exceed $750,000 per month, (ii) reimbursement for certain accounting costs related to the preparation of financial statements of LE not to exceed $50,000 per month, (iii) $0.25 for each barrel processed at the Nixon Facility during the term of the Management Agreement, up to a maximum quantity of 10,000 barrels per day determined on a monthly basis, and (iv) $2.50 for each barrel in excess of 10,000 barrels per day processed at the Nixon Facility during the term of the Management Agreement, determined on a monthly basis. We further agreed to reimburse LEH at cost for all reasonable expenses incurred while performing the Services. All compensation owed to LEH under the Management Agreement is to be paid to LEH within 30 days of the end of each calendar month. The Management Agreement expires upon the earliest to occur of (a) the date of the termination of the Joint Marketing Agreement between LE and GELTex Marketing, LLC (“GEL”) dated August 12, 2011(the “Joint Marketing Agreement”), which has an initial term of three years and year-to-year renewals at the option of either party thereafter, (b) August 12, 2014, or (c) upon written notice of either party to the Management Agreement of a material breach of the Management Agreement by the other party. If the Management Agreement is renewed after the expiration of its initial term, then it will thereafter be reviewed on an annual basis by our Board of Directors (the “Board”) and it may be terminated if the Board determines that the Management Agreement is no longer in our best interests.

Aggregate amounts expensed for Services at the Nixon Facility for the three and nine months ended September 30, 2012 were $2,559,456 (approximately $2.70 per barrel) and $5,862,121 (approximately $2.76 per barrel), respectively.  At September 30, 2012 and December 31, 2011, the amounts outstanding to LEH were $1,281,936 and $908,139, respectively, and are reflected in accounts payable, related party in the condensed consolidated balance sheets.  LE related party payable was converted to LE’s members’ equity in the amount of $993,732 on Acquisition.

Herbert N. Whitney, a member of our Board, currently serves as a consultant to LEH.

(11)	Note Payable

In January 2010, LE issued a $100,000 short-term note as payment for financing costs.  The balance on this note was $39,866 and $46,318 at September 30, 2012 and December 31, 2011, respectively.  The unsecured note, which bears interest at 18% and was originally due in January 2012, has been extended to December 2012.

In March 2012, LE acquired two used trucks for use at the Nixon Facility under a short-term note payable.  The balance on this note was $8,099 at September 30, 2012.  The unsecured note bears interest at 5%.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(12)	Asset Retirement Obligations

We have AROs associated with the future abandonment, dismantlement and removal of our pipelines and facilities and our oil and gas properties. The following table summarizes our AROs related to our pipelines and facilities and oil and gas properties:

Fair value of asset retirement obligations at February 15, 2012	$1,294,139
Liabilities incurred	-
Liabilities settled	(141,099)
Liabilities extinguished	(361,680)
Accretion expense	104,736
Asset retirement obligations as of September 30, 2012	896,096

Less: current portion of asset retirement obligations	-
Asset retirement obligations, long-term balance
at September 30, 2012	$896,096

During the nine months ended September 30, 2012, plugging and abandonment costs related to our High Island A-7 oil and gas property exceeded the amount reserved for the ARO liability.  Accordingly, the excess amount, which was $539,996, was recognized as a loss during the period. We will record additional plugging and abandonment costs as information becomes available to substantiate actual and/or probable costs.

Management has concluded that there is no legal or contractual obligation to dismantle or remove our refinery and facilities assets. Management further believes that our refinery and facilities assets have indeterminate lives under ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques.

(13)	Long-Term Debt

Our long-term debt consists of notes payable, construction financing and capital leases with third-parties as follows:

	September 30,	December 31,
	2012	2011

Refinery Loan	$9,298,184	$9,669,173
Notre Dame Debt	1,300,000	1,300,000
Construction Funding	7,768,824	3,319,193
Captial Leases	2,533	6,237
	18,369,541	14,294,603
Less: Current portion of long-term debt	1,816,903	1,839,501
	$16,552,638	$12,455,102

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

Refinery Loan.  In September 2008, LE obtained a loan payable to First International Bank (which, together with its successors in interest, are referred to as “FIB”) under a promissory note in the amount of $10,000,000 (the “Refinery Loan”). The Refinery Loan, which is currently in default, accrues interest at a rate of prime plus 2.25% and has a maturity date of October 2028.  The Refinery Loan is: (i) secured by a first lien on the refinery and general assets of LE and (ii) subject to certain restrictive financial covenants related to debt to net worth and current ratio.  Interest was accrued on the Refinery Loan in the amount of $526,972 and $967,567 at September 30, 2012 and December 31, 2011, respectively.

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

In October 2011, FIB was acquired by American First National Bank (“AFNB”), which became the holder of the Refinery Loan.  In June 2012, AFNB sent a letter to the borrower and guarantors of the Refinery Loan (the “Borrowers”) outlining what AFNB believed to be contraventions to certain provisions of the Refinery Loan, the Refinery Loan Forbearance Agreement, the Deed of Trust and the Security Agreement, including an assertion that the merger between Blue Dolphin and LE represented a change of control of LE.  The Borrowers responded to AFNB expressing a belief that they are in compliance with provisions of the Refinery Loan, the Refinery Loan Forbearance Agreement, the Deed of Trust and the Security Agreement. As of the date of filing of this report, management believes that the Forbearance Extension Conditions have been satisfied and no Termination Events have occurred.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

As of the date of filing this report, all Forbearance Extension Conditions have been met.  Since all past due principal and interest (as well as costs, fees and taxes) have been paid, the Refinery Loan is being re-amortized to the original maturity date of October 1, 2028.  In addition to the monthly payment due under the Refinery Loan, LE is required to pay $83,333.33 per month for a period of twelve consecutive months to AFNB in order to repay accrued interest and replenish the $1.0 million payment reserve required by the Refinery Loan Agreement.

Notre Dame Debt.  LE obtained a loan in the original amount of $8,000,000 pursuant to a promissory note previously held by Notre Dame Investors, Inc. and currently held by John Kissick (the “Notre Dame Debt”). The note, which is currently in default, accrues interest at the default rate of 16% and is secured by a second lien on the refinery and general assets of LE.  Interest was accrued on the note in the amount of $806,356 and $650,214 at September 30, 2012 and December 31, 2011, respectively.

In August 2011, LE entered into an intercreditor and subordination agreement under which Mr. Kissick, as second lien holder on the Nixon Facility, agreed to forebear his rights under the note evidencing the Notre Dame Debt for so long as amounts are outstanding on our more senior construction funding obligations. Further, in a letter agreement in August 2011, Mr. Kissick confirmed, acknowledged and agreed not to institute a suit or other proceeding against LE to foreclose upon any liens that have been established pursuant to the Notre Dame Debt or exercise any other rights or remedies pursuant to the promissory note under applicable law or otherwise so long as the Joint Marketing Agreement is in effect and has not been terminated.  The Joint Marketing Agreement expires in August 2014.

As of September 30, 2012, the Joint Marketing Agreement was in effect and had not been terminated. There are no financial covenants associated with this debt.

Construction and Funding Agreement. In August 2011, Milam committed funding for the completion of the Nixon Facility’s refurbishment and start-up operations. Payments commenced in the first quarter of 2012.  Interest accrues at the rate of 6%.  Interest was accrued on the financing in the amount of $299,011 and $23,578 at September 30, 2012 and December 31, 2011, respectively. There are no financial covenants associated with this obligation.

See “Management’s Discussion and Analysis of Financial Condition” in Part I, Item 2 of this report for additional disclosures related to amendments to the Joint Marketing Agreement, which previously added to our obligation amount under the Construction and Funding Agreement.

Capital Leases.  LE was obligated under various capital lease agreements for equipment totaling $2,533 and $6,237 at September 30, 2012 and December 31, 2011, respectively.  The capital leases require monthly payments ranging from $164 to $2,559, including imputed interest at rates ranging from 8.50% to 13.39%, and maturing at various dates through February 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.  The assets are amortized over the lower of their related lease terms or their estimated productive lives.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

The following is a summary of equipment held under capital leases:

	September 30,	December 31,
	2012	2011

Cost	$9,396	$9,396
Less: Accumulated amortization	4,306	3,602
	$5,090	$5,794

(14)	Income Taxes

As a result of the Acquisition, Section 382 of the Internal Revenue code imposes potential limitations on the use of our NOL carryovers.  The amount of NOL subject to such limitations is approximately $18.5 million.  The NOL generated subsequent to the Acquisition, approximately $6.2 million, is not subject to any such limitation.  For the three and nine months ended September 30, 2012, we did not recognize any deferred tax asset related to such NOL’s due to the uncertainty of its use.

LE is an LLC and prior to the Acquisition its taxable income or loss flowed through to its individual member for federal and state income tax purposes.  Blue Dolphin is a “C” corporation and is a taxable entity for federal and state income tax purposes.  On Acquisition, LE became the legal subsidiary of Blue Dolphin and LE’s taxable income or loss flows through to Blue Dolphin for federal and state income tax purposes.  As a result of the Acquisition, Section 382 of the Internal Revenue Code imposes a limitation on the use Blue Dolphin’s NOLs.  For the three months ended September 30, 2012, we did not recognize any deferred tax assets resulting from our NOLs due to the uncertainty of the realization of our NOLs.

The State of Texas has a business tax that is imposed on gross margin revenue to replace its prior franchise tax regime. Although the Texas margins tax (“TMT”) is imposed on an entity’s gross profit revenue rather than on its net income, certain aspects of the tax make it similar to an income tax.  At September 30, 2012, we accrued $13,144 in TMT.

(15)	Commitments and Contingencies

Genesis Agreements

We are highly dependent on our relationship with Genesis and its affiliates.  Our relationship with Genesis is governed by three agreements:

●
Crude Supply Agreement -- Pursuant to the Crude Supply Agreement, GEL is the exclusive supplier of crude oil to the Nixon Facility.  We are not permitted to buy crude oil from any other source without GEL’s express written consent.  GEL supplies crude oil to LE at cost plus freight expense and any costs associated with GEL’s hedging.  All crude oil supplied to LE pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described below.  In addition, GEL has a first right of refusal to use three storage tanks at the Nixon Facility during the term of the Crude Supply Agreement.  Subject to certain termination rights, the Crude Supply Agreement has an initial term of three years, expiring on August 12, 2014.  After the expiration of its initial term, the Crude Supply Agreement automatically renews for successive one year terms unless either party notifies the other party of its election to terminate the Crude Supply Agreement within 90 days of the expiration of the then current term.

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

(b)
Second, prior to and as of the Investment Threshold Date, LE is entitled to receive weekly payments to cover direct expenses in operating the Nixon Facility (the “Operations Payments”) in an amount not to exceed $750,000 per month plus the amount of any Accounting Fees. If Gross Profits are less than $900,000, then LE’s Operations Payments shall be reduced to equal to the difference between the Gross Profits for such monthly period and the proceeds discussed in (a) above; if Gross Profits are negative, then LE does not get an Operations Payment and the negative balance becomes a Deficiency Amount which is added to the total due and owing under the Construction Funding Agreement and such Deficiency Amount must be satisfied before any allocation of Gross Profit in the future may be made to LE.

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

In July and August 2012, we entered into certain amendments to the Joint Marketing Agreement whereby GEL and Milam agreed that any Deficit Amounts will be added to the obligation amount under the Construction and Funding Agreement.  In addition, the parties agreed that the priority of payments be amended to reflect that, to the extent that there are available funds in a particular month, AFNB shall be paid one-tenth of such funds, provided that we will not participate in available funds until any Deficit Amounts added to the Construction and Funding Agreement are paid in full.  AFNB received  payments in the aggregate amount of $477,059 for August, September and October 2012 in respect of its ratable share of available funds generated.

As of September 30, 2012, total advances and accrued interest under the Construction and Funding Agreement were approximately $8.1 million.  Pursuant to amendments and clarifications to the Joint Marketing Agreement, no Deficit Amounts were included in our accounts payable at September 30, 2012.

See “Management’s Discussion and Analysis of Financial Condition – Relationship with Genesis” in Part I, Item 2 of this report for additional disclosures related to the Genesis Agreements.

See “Management’s Discussion and Analysis of Financial Condition – Clarification of Amounts Owed to Genesis and its Affiliates” in Part I, Item 2 of this report for additional disclosures related to amendments to the Joint Marketing Agreement that add to our obligation amount under the Construction and Funding Agreement.

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

Management Agreement

See Note (10), “Accounts Payable, Related Party Transactions” of this report for additional disclosures related to the Management Agreement.

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

From time to time we are subject to various lawsuits, claims, liens and administrative proceedings that arise out of the normal course of business.  During the second quarter of 2012, a vendor placed a mechanic’s lien on the Nixon Facility as protection during construction activities. As described further under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” management is executing a liquidity plan to address outstanding payables due to third-parties, although there can be no assurance that the liquidity plan will be successful.  Management does not believe that the lien will have a material adverse effect on our results of operations.

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

(16)	Earnings Per Share

We apply the provisions of the ASC guidance for computing earnings per share.  The guidance requires the presentation of basic earnings per share (“EPS”), which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.  The guidance requires dual presentation of basic EPS and diluted EPS on the face of the unaudited condensed consolidated statement of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.  Diluted EPS is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock that then shared in the earnings of the entity. Given our net loss for the three and nine months ended September 30, 2012, diluted EPS excludes stock options outstanding as they would be anti-dilutive.

During the quarter ended September 30, 2012, the weighted average shares outstanding used to calculate basic and diluted EPS for periods prior to the date of the Acquisition have been adjusted to properly reflect the exchange ratio in the reverse merger between Blue Dolphin and LE. We previously reported one weighted average share outstanding for periods prior to the Acquisition. As shown below, the adjusted weighted average number of shares outstanding for periods prior to the date of the Acquisition was 8,426,456.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

For the three and nine months ended September 30, 2012, the weighted average number of common shares is computed as LE’s number of common shares outstanding from the beginning of the period to the date of the Acquisition combined with Blue Dolphin’s number of common shares outstanding from the date of the Acquisition to the end of the period.  For all periods prior to the date of the Acquisition, the weighted average number of common shares is computed as LE’s one member unit prior to the Acquisition multiplied by the exchange ratio of 8,426,456 shares for the one member unit.

The following table provides reconciliation between basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$(762,761)	$(141,768)	$(10,130,493)	$237,149

Basic and Diluted
Weighted average number of shares of common
stock outstanding and potential dilutive shares
of common stock	10,545,690	8,426,456	10,191,980	8,426,456

Per share amount	$(0.07)	$(0.02)	$(0.99)	$0.03

(17)	Stock Options

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

Pursuant to the ASC guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model.  There were no stock options granted in the nine months ended September 30, 2012.

At September 30, 2012, there were a total of 23,162 shares of common stock reserved for issuance upon exercise of outstanding options under the Plan.  A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinisic Value

Options outstanding at December 31, 2011	28,887	$13.29

Options granted	-	$-

Options exercised	-	$-

Options expired or cancelled	(5,725)	$-

Options outstanding at September 30, 2012	23,162	$13.60	0.8	$-

Options exercisable at September 30, 2012	23,162	$13.60	0.8	$-

We recognized no compensation expense for vested stock options for the three and nine months ended September 30, 2012 and September 30, 2011.  As of September 30, 2012, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan.

We recognized $0 and $40,000 of expense related to the fair value issuance of restricted common stock to our independent directors as compensation for the three and nine months ended September 30, 2012, respectively.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
 (Continued)

(18)	Subsequent Events

In November 2012, BDEX entered into the SPA with Blue Sky whereby Blue Sky agreed to purchase BDEX’s 7% undivided interest in Indonesia.  Based on the SPA, which is effective October 31, 2012, Blue Sky will acquire Indonesia for: (i) $800,000 if transaction closing occurs in December 2012 or (ii) $1.0 million if transaction closing occurs in February 2013.  In connection with the SPA, Blue Sky will place 150,000 shares of Blue Dolphin common stock in an escrow account (the “Escrowed Shares”) to secure its obligations under the SPA.  In the event Blue Sky fails to pay the cash consideration in either December 2012 or February 2013, closing shall nevertheless be deemed to have occurred under the SPA and the Escrowed Shares will be delivered to BDEX as full consideration for Indonesia.

In June 2010, BDEX acquired Indonesia in a non-cash transaction.  BDEX’s consideration was 342,857 shares of Blue Dolphin Common Stock.  If Blue Sky does not meet its obligations under the SPA, Blue Dolphin will reacquire 150,000 shares of its original consideration paid for Indonesia.

As a result of the SPA, we adjusted the value of our oil and gas interest in Indonesia to $800,000, which resulted in an impairment charge of $3,858,427 for the three months ended September 30, 2012.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the risk factors, audited consolidated financial statements and notes thereto, as well as the unaudited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011(the “Annual Report”) and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.  In this document, the words “Blue Dolphin,” “the Company,” “we” and “our” refer to Blue Dolphin Energy Company and its subsidiaries.

Forward Looking Statements

Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.  We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes.  These expectations may or may not be realized.  Some of these expectations may be based upon assumptions or judgments that prove to be incorrect.  In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

●	fluctuations of crude oil inventory costs and refined products inventory prices and their effect on our refining margins;
●	our significantly dependent relationship with Genesis Energy, LLC (“Genesis”) and its affiliates for financing, sources of crude oil inventory and marketing of our refined products;
●	the positive or negative effects of Genesis’ hedging of our refined products and crude oil inventory;
●	our significantly dependent relationship with Lazarus Energy Holdings, LLC (“LEH”) for management of the Nixon Facility;
●	dependence on a small number of customers for over 80% of our revenues;
●	our ability to generate sufficient funds from operations or obtain financing from other sources;
●	declaration of a default by AFNB under our refinery loan forbearance agreement;
●	failure to comply with other forbearance agreements relating to long-term indebtedness under which we are in default;
●	potential downtime for maintenance and repairs;
●	key supplier failure;
●	access to less than desired levels of crude oil for processing at the Nixon Facility;
●	operating hazards such as fires and explosions;
●	insurance coverage limitations;
●	environmental costs and liabilities associated with our operations;
●	retention and recruitment of key employees;
●	changes in oil and gas reserve estimates;
●	performance of third-party operators of our oil and gas properties;
●	continued declines in throughput volumes of our pipelines and production rates from our leasehold property in Indonesia;
●	costs of abandoning our pipelines and oil and gas properties;
●	local and regional events that may negatively affect our assets;
●	competition from larger companies;
●	acquisition expenses and integration difficulties; and
●	compliance with environmental and other regulations, including greenhouse gas emissions regulations, the effects of the Renewable Fuels Standard program and oxygenate blending requirements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements ultimately prove to be accurate.  Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements.  We do not intend to update these statements unless we are required by the securities laws to do so.

Company Overview

We are primarily an independent refiner and marketer of petroleum products.  Our crude oil and condensate processing facility, which has an operating capacity of approximately 15,000 barrels per day (“bpd”), is located in Nixon, Texas (the “Nixon Facility”), which is in Wilson County, Texas, the fairway of the oil window in the Eagle Ford Shale.  We also own and operate pipeline assets and have leasehold interests in oil and gas properties.  Our pipeline and exploration and production businesses are considered non-core.

Crude Oil and Condensate Processing Assets.  The Nixon Facility consists of tank age, a distillation unit, naphtha stabilizer, depropanizer, recovery facilities and the necessary utility systems.  The typical refining process for most U.S. Gulf Coast refineries is complex and involves numerous stages to create final products.  By contrast, the Nixon Facility is only involved in the first stage of the refining process.  As a “topping unit,” the Nixon Facility separates crude oil and condensate into Non-Road, Locomotive, and Marine Diesel Fuel(“NRLM”) for sale into nearby markets, as well as naphtha and atmospheric gas oil for sale to nearby refineries for further processing.  Crude oil and condensate is currently purchased under an exclusive supply agreement with GEL Tex Marketing, LLC, an affiliate of Genesis Energy, LLC (“GEL and “Genesis,” respectively)and delivered by truck.  The Nixon Facility also has the potential ability to receive crude oil and condensate via pipeline. Refined products, constituting naphtha, NRLM and atmospheric gas oil, are currently sold and delivered by truck and barge. All of our crude oil and condensate processing assets are owned by our wholly-owned subsidiary, Lazarus Energy, LLC (“LE”).

Pipeline Operations. We gather and transport oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines in the U.S. Gulf of Mexico and charge a fee based on anticipated throughput volumes.  For oil, onshore transportation, facilities services, such as storage, and sale are handled by a third-party. We handle the sale of gas through a chemical plant complex and intrastate pipeline system tie-in.   All of our pipeline assets are held by and the business is conducted by our wholly-owned subsidiary, Blue Dolphin Pipeline Company.  Unless otherwise stated herein, all gas liquid volumes transported are attributable to production from third-party producers/shippers.

For a detailed description of our pipeline assets, refer to Part I, Item 1 “Business – Pipeline Operations” in our Annual Report.

Exploration and Production.  Our oil and gas exploration and production activities include leasehold interests in properties located in the U.S. Gulf of Mexico and the North Sumatra Basin – Langsa Field offshore Indonesia (“Indonesia”).  Our U.S. Gulf of Mexico oil and gas properties are held by and the busines is conducted by our wholly-owned subsidiary, Blue Dolphin Petroleum Company. Our oil and gas property in Indonesia is held by and the business is conducted by our wholly-owned subsidiary, Blue Dolphin Exploration Company ("BDEX"). Our leasehold interests are subject to royalty and overriding royalty interests. We evaluate and manage oil and gas properties by considering geology, reserve life and hydrocarbon mix based on seismic and other data. As discussed in Note (9), “Impairment and Allowance for Doubtful Accounts Receivable,” In November 2012, we entered into a SPA with Blue Sky whereby Blue Sky agreed to purchase our 7% undivided interest in Indonesia.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

For a detailed description of our exploration and production assets, refer to Part I, Item 1. Business – Exploration and Production in our Annual Report.

Although our fully impaired U.S. Gulf of Mexico oil and gas properties may continue to operate over the next twelve to eighteen months, we expect the operating costs of the properties to exceed gross revenues based on current reserves and net cash flow estimates making these properties uneconomical.

Operational and Financial Highlights

Blue Dolphin acquired LE effective February 15, 2012.  Under reverse acquisition accounting LE (the legal subsidiary) has been treated as the accounting parent (acquirer) and Blue Dolphin (the legal parent) has been treated as the accounting subsidiary (acquiree).  Accordingly, the financial statements subsequent to the date of the transaction are presented as the continuation of LE.  LE’s operations, the primary asset of which is the Nixon Facility, had no operations during the three months ended September 30, 2011 (the “prior 2011 quarter”) and the nine months ended September 30, 2011 (the “prior 2011 period”).

We had net losses from operations of $783,835 and $9,808,807 for the three months ended September 30, 2012 (the “current quarter”) and the nine months ended September 30, 2012 (the “current period”), respectively. The net losses for the three and nine months ended September 30, 2012 include an impairment charge and bad debt expense totaling of $4,180,159 relating to the SPA with Blue Sky as discussed in Note (9), “Impairment and Allowance for Doubtful Accounts Receivable.”

Operational highlights related to the Nixon Facility included the following:

Current Quarter:
●	Operated for a total of 90 days; and
●
Average throughput was approximately 10,500 bpd, or 70% of operating capacity; management anticipates that the Nixon Facility may approach its operating capacity throughput of 15,000 bpd on a consistent basis during the first half of 2013.

Current Period:
●	Operated for a total of 238 days; and
●	Average throughput was approximately 8,900 bpd, or 60% of operating capacity (the facility operated for a partial period in the first quarter of 2012).

Major Influences on Results of Operations

Earnings and cash flow from our crude oil and condensate processing operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks.  The cost to acquire crude oil and other feedstocks and the price of the refined products we ultimately sell depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products, which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation.  While our sales and operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is the spread between crude oil and refined product prices, and not necessarily fluctuations in those prices, which affect our earnings.

In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks.  We calculate the per barrel operating margin for the Nixon Facility by dividing the refinery’s gross margin by its throughput volumes.  Gross margin is the difference between net sales and cost of sales (exclusive of substantial unrealized hedge positions and certain inventory adjustments).

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

The Nixon Facility has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products.  Sweet crude oil derived from the surrounding Eagle Ford Shale production currently comprises 100% of the Nixon Facility’s crude oil input.

Safety, reliability and the environmental performance of the Nixon Facility is critical to our financial performance.  The financial impact of planned downtime, such as a turnaround or major maintenance project, is mitigated through a diligent planning process that considers expectations for product availability, margin environment and the availability of resources to perform the required maintenance.

The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories.  Crude oil and refined products are essentially commodities, and we have no control over the changing market value of these inventories.

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

Construction and Funding Agreement

Construction Services:  Pursuant to the Construction and Funding Agreement, LE engaged Milam to provide construction services on a turnkey basis in connection with the construction, installation and refurbishment of certain equipment at the Nixon Facility (the “Project”).  Milam performed this work as an independent contractor of LE.  As compensation for its work on the Project, LE agreed to pay Milam a fee of $100,000.

Construction Funding:  The Construction and Funding Agreement also sets forth the terms upon which Milam is financing the costs and expenses incurred in connection with the Project.  Milam has provided LE with $3.7 million for capital expenditures and $400,000 for startup operating expenses related to the Nixon Facility (collectively, the “Funding Amount Limit”).Milam has continued to make advances in excess of these amounts, in their discretion, for certain construction and operating costs at the Nixon Facility.  All amounts advanced to LE pursuant to the terms of the Construction and Funding Agreement bear interest at 6% per annum.

Repayment of Milam:  In March 2012 (the month after initial operation of the Nixon Facility occurred),LE began paying Milam, in accordance with the provisions of the Joint Marketing Agreement, a minimum monthly payment of $150,000 as repayment of interest and amounts advanced to LE under the Construction and Funding Agreement.  If, however, the Gross Profits of LE (as defined below) in any given month (calculated as the revenue from the sale of products from the Nixon Facility minus the cost of crude oil) are insufficient to make this payment, then there is a deficiency amount, which shall accrue interest (the “Deficiency Amount”).  If there is a Deficiency Amount, then100% of the gross profits in subsequent calendar months will be paid to Milam until the Deficiency Amount has been satisfied in full and all previous $150,000 monthly payments have been made.  LE is also required to repay any amounts owed to Milam upon the sale of the Nixon Facility or the recovery of property or casualty insurance proceeds relating to the Nixon Facility.  As security for amounts owed to Milam under the Construction and Funding Agreement, LE granted to Milam a security interest in all of LE’s assets.

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

●	entering into any joint venture or other partnership arrangement relating to the Nixon Facility or its assets with any party, without the consent of Milam;
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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

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

Clarifications of and Modifications to the Rights of the Parties under the Joint Marketing Agreement

We entered into several letter agreements amending the terms of the Joint Marketing Agreement, the terms of which are discussed below.  We entered into these amendments as a result of certain deficits incurred in operating the Nixon Facility during the second quarter of 2012.  The effect of these amendments was to reduce our liquidity until any deficits were repaid.  Under the amendments, LE’s repayment of deficit amounts was at reasonable commercial terms and on a timely basis. (See the “Liquidity and Capital Resources” section below for further discussion.)

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

First Letter Agreement:  On June 25, 2012, LE entered into a Letter Agreement with GEL (the “First Letter Agreement”).  The First Letter Agreement further clarified the payment of expenses and the reservation of certain rights of the parties under the Joint Marketing Agreement.  Pursuant to the First Letter Agreement, GEL and Milam provided weekly payments to LE each in the amount of $187,500 (which included $170,250 paid directly to LE and $17,250 paid directly to American First National Bank (“AFNB”), successor to FIB).  According to the First Letter Agreement, these payments began on June 25, 2012 and were due to terminate on July 30, 2012 (later amended pursuant to the Second Letter Agreement).  The funds received by LE pursuant to the First Letter Agreement were for the sole and exclusive purpose of paying operating expenses of the Nixon Facility.  The First Letter Agreement further states that neither GEL or Milam was required to provide any additional payments relating to the operating expenses of the Nixon Facility beyond GEL’s express obligations under the Joint Marketing Agreement.

Second Letter Agreement:  On July 30, 2012, LE entered into an amendment to the First Letter Agreement with GEL (the “Second Letter Agreement”).  The Second Letter Agreement extended the period of time during which GEL and/or Milam provided weekly payments to LE to cover operating expenses at the Nixon Facility from July 30, 2012 to August 31, 2012.  Additionally, the Second Letter Agreement clarified that such payments may be made by either GEL or Milam as determined by GEL or Milam.

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

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

(a)
in an amount equal to the Advanced Lazarus Profit Share (as defined below)shall be paid directly to AFNB to be applied by AFNB in accordance with the terms of the loan agreement governing the debt owed by LE to AFNB; and

(b)
the remaining Available Proceeds, to the extent sufficient, shall be distributed in the following order of priority: (1) to GEL in an amount equal to the then outstanding balance of the Deficit Crude Amount, (2) to GEL in an amount equal to the Construction Payment, (3) to LE in an amount equal to the Operations Payment, (4) to GEL in an amount equal to the expenses incurred by GEL for the transportation of output from the Nixon Facility, (5) to GEL in amount equal to the Financial Statement Preparation Fees, (6) to GEL in an amount equal to the Tank Storage Fees paid by GEL to LE, (7) to GEL in an amount equal to the Other Deficit Amounts, (8) to GEL as the GEL Profit Share, an amount equal to 80% of the sum of the remaining balance plus the Advanced Lazarus Profit Share for the applicable month, and (9) any remaining amounts to LE as the LE Profit Share; provided, however, that if in any month the Advanced Lazarus Profit Share is greater than the LE Profit Share, the amount of such excess shall be paid to GEL the following months out of the LE Profit Share.

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

The Third Letter Agreement replaced the process for distributing Gross Profit as set forth in the Joint Marketing Agreement with the process for distributing Available Proceeds set forth above if the two are in conflict until the earlier of (i) the termination of the Forbearance Period and the Extended Forbearance Period (as such terms are defined in the Refinery Loan Forbearance Agreement), (ii) a notice of termination is delivered by GEL to LE stating that GEL elects to terminate the distribution provisions found in the Third Letter Agreement, which LE acknowledges that GEL may do in its sole discretion, or (iii) GEL has been paid in full all Deficit Amounts and has received an amount equal to 80% of all amounts paid to AFNB pursuant the provision of the Third Letter Agreement requiring payment to AFNB of an amount equal to the Advanced Lazarus Profit Share.  Whenever the distribution provisions of the Third Letter Agreement cease to be effective, all provisions of the Joint Marketing Agreement shall apply to any future distributions of Gross Profits, and the Deficit Crude Amount remaining unpaid, if any, shall be paid from the total revenue from the sale of output from the Nixon Facility in subsequent months.

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

Clarification of Amounts Owed to Genesis and its Affiliates

As of September 30, 2012, total advances and accrued interest under the Construction and Funding Agreement were approximately $8.1 million.  Pursuant to amendments and clarifications to the Joint Marketing Agreement, no Deficit Amounts were included in our accounts payable at September 30, 2012.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Summary. For the current quarter, we reported a net loss of $762,761 on total revenue from operations of $104,094,137.

Total Revenue from Operations.  Substantially all of our revenue came from refined product sales, which generated revenue of $103,738,982, or 99% of total revenue from operations, in the current quarter.  The Nixon Facility had no operating revenue in the prior 2011 quarter.

Cost of Refined Products Sold. Cost of refined products sold was $96,160,575 for the current quarter compared to $0 for the prior 2011 quarter.  The Nixon Facility had no operations in the prior 2011 quarter.

Refinery Operating Expenses. We recorded Nixon Facility operating expenses of $2,559,456 in the current quarter, all of which was for services provided by LEH to manage and operate the Nixon Facility pursuant to our Management Agreement with LEH.   See Note (10), “Accounts Payable, Related Party Transactions” in Part I, Item 1 of this report.

General and Administrative Expenses.  General and administrative expenses increased from $213,221 in the prior 2011 quarter to $442,132 in the current quarter.  The expenses in the current quarter were primarily related to leased corporate personnel costs, as well as consulting, legal and audit expenses.

Depletion, Depreciation and Amortization.  Depletion, depreciation, and amortization increased from $4,306 in the prior 2011 quarter to $497,382 in the current quarter primarily as a result of the Nixon Facility having operations in the current quarter compared to having no operations in the prior 2011 quarter.

Abandonment Expense. We recognized $539,996 of abandonment expense in the current quarter related to plugging and abandonment costs associated with our High Island A-7 oil and gas property.  The amount expensed reflects the amount incurred in the current quarter less the amount reserved for the ARO liability, which was $141,643.

Impairment of Oil and Gas Properties. We recorded an impairment of oil and gas properties of $3,858,427 in the current quarter related to our interest in Indonesia. In November 2012, BDEX entered into the Sale and Purchase Agreement (the “SPA”) with Blue Sky Langsa Limited (“Blue Sky”) whereby Blue Sky agreed to purchase BDEX’s 7% undivided interest in Indonesia.  In connection with the SPA, we adjusted the value of our oil and gas interest in Indonesia to $800,000, which resulted in an impairment charge of $3,858,427.

Bad Debt Expense.  We recorded an allowance for doubtful accounts receivable of $321,732 in the current quarter.  The allowance is associated with non-payment of accounts receivable for crude oil liftings revenue by Blue Sky related to our interest in Indonesia.

Other Income. We recognized $81,365 in net tank rental revenue in the current quarter compared to $87,036 in the prior 2011 quarter.  As tank rental contracts expire, we use the tanks for our own operations.  We do not expect net tank rental revenue at the Nixon Facility to be a significant source of income for our business in the future.

See Note (4), “Business Segment Information” in Part I, Item 1 of this report for additional information regarding the results of operations of our business segments in the current quarter compared to the prior 2011 quarter.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Summary. For the current period we reported a net loss of $10,130,493 on total revenue from operations of $234,926,203.

Total Revenue from Operations.  Substantially all of our revenue came from refined product sales, which generated revenue of $233,926,241, or 99% of total revenue from operations, in the current period. The Nixon Facility had no operating revenue in the prior 2011 period.

Cost of Refined Products Sold. Cost of refined products sold was $229,853,030 for the current period compared to $0 for the prior 2011 period.  The Nixon Facility had no operations in the prior 2011 period.

Refinery Operating Expenses. We recorded Nixon Facility operating expenses of $5,862,121 in the current period, all of which was for services provided by LEH to manage and operate the Nixon Facility pursuant to our Management Agreement with LEH. See Note (10), “Accounts Payable, Related Party Transactions” in Part I, Item 1 of this report.

General and Administrative Expenses.  General and administrative expenses increased from $504,161 in the prior 2011 period to $1,702,439 in the current period.  The expenses in the current period were primarily related to leased corporate personnel costs, as well as consulting, legal and audit expenses.

Depletion, Depreciation and Amortization.  Depletion, depreciation, and amortization increased from $12,920 in the prior 2011 period to $1,295,738 in the current period primarily as a result of the Nixon Facility having operations in the current period compared to having no operations in the prior 2011 period.

Abandonment Expense. We recognized $539,996 of abandonment expense in the current period related to plugging and abandonment costs associated with our High Island A-7 oil and gas property.  The amount expensed reflects the amount incurred in the current period less the amount reserved for the ARO liability, which was $141,643.

Impairment of Oil and Gas Properties. We recorded an impairment of oil and gas properties of $3,858,427 in the current period related to our interest in Indonesia. In November 2012, BDEX entered into the SPA with Blue Sky whereby Blue Sky agreed to purchase BDEX’s 7% undivided interest in Indonesia.  In connection with the SPA, we adjusted the value of our oil and gas interest in Indonesia to $800,000, which resulted in an impairment charge of $3,858,427.

Bad Debt Expense.  We recorded an allowance for doubtful accounts receivable of $321,732 in the current period.  The expense is associated with non-payment of accounts receivable for crude oil liftings revenue by Blue Sky related to our interest in Indonesia.

Other Income. We recognized $256,684 in net tank rental revenue in the current period compared to $783,490 in the prior 2011 period.  This decline was driven by expiring contracts and the use of our tanks for our own operations. We do not expect net tank rental revenue at the Nixon Facility to be a significant source of income for our business in the future.

See Note (4), “Business Segment Information” in Part I, Item 1 of this report for additional information regarding the results of operations of our business segments in the current period compared to the prior 2011 period.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Liquidity and Capital Resources

Sources and Uses of Cash. At September 30, 2012, our current available cash was $139,273.

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2012	2011	2012	2011

Cash flow from operations
Adjusted income (loss) from operations	$3,676,639	$(129,012)	$(4,568,080)	$275,418
Change in current assets and liabilities	(3,704,656)	250,070	1,522,801	377,409

Total cash flow from operations	(28,017)	121,058	(3,045,279)	652,827

Cash inflows (outflows)
Proceeds from issuance of debt	535,776	452,308	4,788,623	452,308
Payments on long term debt	(357,035)	(10,856)	(713,686)	(31,922)
Cash acquired on Acquisition	-	-	1,674,594	-
Capital expenditures	(494,312)	(561,888)	(2,568,449)	(1,067,558)
Proceeds from notes payable	8,548	-	24,548	-
Payments on note payble	(3,975)	-	(22,900)	(5,034)

Total cash inflows (outflows)	(310,998)	(120,436)	3,182,730	(652,206)

Total change in cash flows	$(339,015)	$622	$137,451	$621

Our sources of liquidity are advances for funding under the Construction and Funding Agreement, our profit share under the Joint Marketing Agreement, tank rental income and cash on hand.  We believe that the aforementioned sources will be sufficient to satisfy anticipated cash requirements associated with our business during the next 12 months.  Our ability to generate cash to fund our operations depends on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit and financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors beyond our control.

We source our crude oil for the Nixon Facility through an exclusive supply agreement with GEL. Under this agreement, the purchases of the crude oil are completed by GEL.

Although we anticipate being able to support our short-term liquidity and operating needs for the next 12 months largely through cash generated from operations at the Nixon Facility, during the current quarter we experienced negative cash flow from operations of $28,017.  This was a substantial improvement compared to negative cash flow from operations of $3,017,262 during the second quarter of 2012.  Our liquidity improvement quarter over quarter was primarily the result of higher product sales margins during the current quarter. Compared to June 30, 2012, our current assets increased by approximately $2.6 million and current liabilities decreased by approximately $780,000 at September 30, 2012.

During the second quarter of 2012, we took key steps towards improving our liquidity.  Progress on these steps during the current quarter was as follows:

(a) Improve and Generate More Consistent Margins Through Better Inventory Risk Management. We implemented an inventory risk management policy in the second quarter of 2012 wherein Genesis may, but is not required to, initiate an economic hedge on our refined products and crude oil when our inventory levels exceed targeted levels (currently 1.5 days production).  This policy helps stabilize our commodity price exposure for our refined products and crude oil inventory, which enables us to generate a more consistent gross margin for each barrel of refined product.  Our refining margins were relatively stable throughout the current quarter, allowing the Nixon Facility to generate positive operating income each month during the current quarter and an EBITDA of $5,064,868 for the current quarter (see Note (4), “Business Segment Information” for a reconciliation of EBITDA).

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

(b) Increase the Amount of Throughput Generated by the Nixon facility. A significant part of our business strategy is to move towards operating the Nixon Facility at or near capacity in the first half of 2013.During the current quarter, average throughput increased to approximately 10,500 bpd, or 70% of operating capacity, compared to approximately 8,900 bpd, or 59% of operating capacity, during the second quarter of 2012.  To further increase throughput, we intend to progressively ramp up throughput levels, and, on a longer-term basis, complete refurbishment of the naphtha stabilizer (see Item (c) below for additional discussion related to the naphtha stabilizer).

(c) Focus on Capital Expenditure Program to Increase Throughput and Improve Margins. We estimate costs to complete refurbishment of the naphtha stabilizer and depropanizer unit at the Nixon Facility to be approximately $1.5 million.  Refurbishment of the naphtha stabilizer and the depropanizer will improve the quality of naphtha that we produce and increase the amount of throughput that can be processed by the Nixon Facility. Our ability to complete this capital expenditure project is dependent upon further advances being made by Milam under the Construction and Funding Agreement, cash from operations or third-party financing.  There can be no assurance that funding will be obtained for completion of the capital expenditure project.

Subsequent to the end of the current quarter, we eliminated Deficit Amounts owed to GEL under the Third Letter Agreement, which resulted in the restoration of our gross profit sharing provisions under the Joint Marketing Agreement.  Under the Joint Marketing Agreement, we now receive a share of gross profits (net of payments made under the Construction and Funding Agreement and the Refinery Loan).  (See “— Joint Marketing Agreement – Sharing of Gross Profits,” and “— Clarifications and Modifications to the Rights of the Parties Under the Joint Marketing Agreement — Third Letter Agreement.”)

We continue to work with our vendors to bring our outstanding accounts payable current as expeditiously as possible.  In the event that our efforts are not successful, we will experience a significant and material negative adverse effect on our operations, liquidity and financial condition. We recognized an impairment of oil and gas properties of $3,858,427 and an allowance for doubtful accounts receivable of $321,732 in the current quarter.  The allowance is associated with non-payment of accounts receivable for crude oil liftings revenue by Blue Sky related to our 7% undivided interest in Indonesia. (See Notes (3), “Significant Accounting Policies – Property and Equipment, Oil and Gas Properties,” (9), “Impairment and Allowance for Doubtful Accounts Receivable” and (18), “Subsequent Events” in Part I, Item 1 of this report.)

We recognized $539,996 of abandonment expense in the current quarter related to plugging and abandonment costs associated with our High Island A-7 oil and gas property.  The amount recognized reflects the amount incurred in the current quarter less the amount reserved for the ARO liability, which was $141,643.  We will record additional plugging and abandonment costs as information becomes available to substantiate actual and/or probable costs.

We received financing proceeds of $196,784 from advancements under the Construction and Funding Agreement during the current quarter. Our capital expenditures in the quarter were $494,312, of which $292,553 related to refurbishment of the Nixon Refinery, $125,292 related to additions to the refinery asset and $76,467 related to other assets. We expect to fund additional capital expenditures at the Nixon Facility primarily through the Construction and Funding Agreement or cash from operations. The principal balance owed to Milam under the Construction and Funding Agreement was $7,768,824 and $3,319,193 at September 30, 2012 and December 31, 2011, respectively, excluding Deficiency Amounts.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

The principal balance outstanding on a loan payable to AFNB under a promissory note in the amount of $10,000,000 (the “Refinery Loan”), which is currently in default, was $9,298,184 and $9,669,173 at September 30, 2012 and December 31, 2011, respectively. As of the date of the filing of this report, all forbearance extension conditions under the Refinery Loan (the “Forbearance Extension Conditions”) have been met. Since all past due principal and interest (as well as costs, fees and taxes) have been paid, the Refinery Loan is being re-amortizedto the original maturity date of October 1, 2028.  In addition to the monthly payment due under the Refinery Loan, LE is required to pay $83,333.33 per month for a period of twelve consecutive months to AFNB in order to repay accrued interest and replenish the $1.0 million payment reserve required by the Refinery Loan Agreement.

If the Refinery Loan Forbearance Agreement is rightfully terminated, AFNB can demand payment of all of the amounts owed under the Refinery Loan. As of the date of filing of this report, management believes that no termination event under the Refinery Loan Forbearance Agreement has occurred.

The principal balance outstanding on the Notre Dame Debt note, which is currently in default, was $1,300,000 at September 30, 2012 and December 31, 2011. There are no financial covenants associated with this debt.

See Note (13), “Long-Term Debt” in Part I, Item 1 of this report for additional disclosures related to liquidity and capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risk.  We are exposed to market price risk related to our refined products and crude oil inventory.  The spread between crude oil and refined product prices is the primary factor affecting our operations, liquidity and financial condition. Our crude acquisition costs and refined products sales prices depend on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, NRLM and other refined products. Supply and demand for these products depend, among other things, on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; availability of imports and exports; marketing of competitive fuels; and government regulation.

In May 2012, we implemented an inventory risk management policy under which Genesis may, but is not required to, use derivative instruments as certain refined product inventories exceed maximum thresholds in an effort to reduce our refined products and crude oil inventory commodity price risk. However, Genesis’execution of the inventory risk management plan is outside of our control.  Accordingly, there could be situations in which Genesis fails to execute on the plan or executes on the plan in a manner that causes significant losses to us, all of which are beyond our control.  In the event that our inventory risk management system fails and/or is implemented poorly or not at all, we could experience a material and negative adverse effect on our operations, liquidity and financial condition.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, as of September 30, 2012, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Changes in Internal Controls over Financial Reporting

On February 15, 2012, we acquired LE through a reverse acquisition.  Our management is analyzing, evaluating and, where necessary, implementing changes in controls and procedures.  Due to the significance of this acquisition and the limited period of time since the acquisition date, we did not have sufficient resources available to assess the internal controls of LE for the nine months ended September 30, 2012.  Therefore, we excluded LE from our evaluation of internal controls over financial reporting contained in this quarterly report.  However, management considers the LE acquisition material to our results of operations, cash flows and financial positions and believes that the disclosure controls and procedures of LE will have a material effect on internal controls over financial reporting.  LE will be included in the overall assessment of, and report on, internal controls over financial reporting as of December 31, 2012.

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

ITEM 1A.  RISK FACTORS

We presented updated risk factors affecting our business since those presented in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).  Additional risk factors were listed in Part II, Item 1A in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (the “Q1 2012 Quarterly Report”) andPart II, Item 1A in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 (the “Q2 2012 Quarterly Report”).  There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report, Q1 2012 Quarterly Report and Q2 2012 Quarterly Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

See Note (13), “Long-Term Debt” in Part I, Item 1 of this report.

ITEM 4.  MINE SAFETY DISCLOSURES

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

By: BLUE DOLPHIN ENERGY COMPANY

Date: November 16, 2012	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: November 16, 2012	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd Interim Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)