Form 10-Q
period 2013-03-31
BLUE DOLPHIN ENERGY CO
filed 2013-05-15
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock, par value $0.01 per share issued as of May 15, 2013:  10,571,629

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,059	$420,896
Restricted cash	27,348	89,593
Accounts receivable, net	10,510,790	15,398,755
Prepaid expenses and other current assets	208,959	228,314
Deposits	1,245,910	1,236,447
Inventory	3,789,792	2,300,692
Total current assets	15,870,858	19,674,697

Total property and equipment, net	36,063,523	35,862,085

Debt issue costs, net	523,885	532,335
Other assets	-	9,463
Trade name	303,346	303,346

TOTAL ASSETS	$52,761,612	$56,381,926

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,292,668	$19,171,013
Accounts payable, related party	2,178,061	1,594,021
Note payable	9,348,518	43,941
Asset retirement obligations, current portion	90,601	-
Accrued expenses and other current liabilities	895,202	725,238
Interest payable, current portion	637,551	640,352
Long-term debt, current portion	1,485,000	1,816,960
Total current liabilities	30,927,601	23,991,525

Long-term liabilities:
Asset retirement obligations, net of current portion	855,823	921,260
Long-term debt, net of current portion	4,960,584	13,989,517
Long-term interest payable, net of current portion	910,071	858,784
Total long-term liabilities	6,726,478	15,769,561

TOTAL LIABILITIES	37,654,079	39,761,086

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized, 10,571,629 and 10,563,297	105,717	105,633
shares issued at March 31, 2013 and December 31, 2012, respectively)
Additional paid-in capital	36,574,059	36,524,142
Accumulated deficit	(20,772,243)	(20,008,935)
Treasury stock, 150,000 and 0 shares, respectively, at cost	(800,000)	-
Total stockholders' equity	15,107,533	16,620,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,761,612	$56,381,926

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUE FROM OPERATIONS
Refined product sales	$109,171,507	$45,770,963
Pipeline operations	73,148	69,910
Oil and gas sales	-	6,056

Total revenue from operations	109,244,655	45,846,929

COST OF OPERATIONS
Cost of refined products sold	106,322,661	45,641,226
Refinery operating expenses	2,745,209	1,062,751
Pipeline operating expenses	45,371	109,618
Lease operating expenses	26,901	19,338
General and administrative expenses	484,564	525,587
Depletion, depreciation and amortization	328,788	255,753
Abandonment expense	27,451	-
Accretion expense	25,164	21,561

Total cost of operations	110,006,109	47,635,834

Loss from operations	(761,454)	(1,788,905)

OTHER INCOME (EXPENSE)
Net tank rental revenue	278,350	93,955
Interest and other income	835	1,650
Interest expense	(281,063)	(233,517)
Total other expense	(1,878)	(137,912)

Loss from continuing operations before income taxes	(763,331)	(1,926,817)

Tax expense
Current	-	(30,563)
Deferred	-	-
Income tax expense	-	(30,563)
Loss from continuing operations, net of tax	(763,331)	(1,957,380)

Loss from discontinued operations, net of tax	-	(12,514)

Net loss	$(763,331)	$(1,969,894)

Basic loss per common share
Continuing operations	$(0.07)	$(0.21)
Discontinued operations	$-	$-
Basic loss per common share	$(0.07)	$(0.21)

Diluted loss per common share
Continuing operations	$(0.07)	$(0.21)
Discontinued operations	$-	$-
Diluted loss per common share	$(0.07)	$(0.21)

Weighted average number of common shares outstanding:
Basic	10,510,334	9,476,748
Diluted	10,510,334	9,476,748

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(763,331)	$(1,969,894)
Loss from discontinued operations	-	12,514
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	328,788	252,898
Unrealized loss on derivatives	52,050	-
Amortization of debt issue costs	8,450	8,449
Amortization of intangible assets	9,463	2,855
Accretion expense	25,164	21,561
Abandonment costs incurred	27,451	(110)
Common stock issued for services	50,000	20,000
Changes in operating assets and liabilities (net of effects of acquisition in 2012)
Restricted cash	62,245	(151)
Accounts receivable	4,087,965	(15,923,454)
Prepaid expenses and other current assets	19,355	(57,513)
Deposits	(9,463)	(667,421)
Inventory	(1,489,100)	(554,441)
Accounts payable, accrued expenses and other liabilities	(2,739,371)	16,010,675
Accounts payable, related party	584,040	1,253,764
Net cash provided by (used in) operating activities - continuing operations	253,705	(1,590,268)
Net cash provided by operating activities - discontinued operations	-	11,909
Net cash provided by (used in) operating activities	253,705	(1,578,359)

INVESTING ACTIVITIES
Capital expenditures	(530,226)	(1,349,332)
Cash acquired on acquisition	-	1,674,594
Net cash provided by (used in) investing activities	(530,226)	325,262

FINANCING ACTIVITIES
Proceeds from issuance of debt	-	2,364,012
Payments on long-term debt	(60,876)	(2,916)
Proceeds from notes payable	15,031	-
Payments on notes payable	(10,472)	-
Net cash provided by (used in) financing activities	(56,316)	2,361,096
Net increase (decrease) in cash and cash equivalents	(332,837)	1,107,999

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	420,896	1,822
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,059	$1,109,821

Supplemental Information:
Non-cash operating activities
Reduction in accounts receivable in exchange for treasury stock received	$800,000	$-
Non-cash investing and financing activities
Related party payable converted to equity	$-	$993,732
Acquisition of Blue Dolphin at fair value, inclusive
of cash acquired of $1,674,594	$-	$18,046,154
Shares issued for services	$50,000	$40,000

See accompanying notes to condensed consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(1)	Organization

Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) is a Delaware corporation that was formed in 1986 as a holding company. We are primarily an independent refiner and marketer of petroleum products.  As part of our refining business segment we also conduct petroleum storage and terminaling operations. These operations involve the storage of petroleum under third-party lease agreements at the Nixon Facility. We also own and operate pipeline assets and have leasehold interests in oil and gas properties. See “Note (6) Business Segment Information” for further discussion of our business segments.

We conduct substantially all of our operations through our wholly-owned subsidiaries. Our operating subsidiaries include:

●	Lazarus Energy, LLC (“LE”), a Delaware limited liability company (petroleum processing assets);
●	Lazarus Refining & Marketing, LLC (“LRM”), a Delaware limited liability company (petroleum storage and terminaling);
●	Blue Dolphin Pipe Line Company, a Delaware corporation (pipeline operations);
●	Blue Dolphin Petroleum Company, a Delaware corporation (exploration and production activities);
●	Blue Dolphin Services Co., a Texas corporation (administrative services);
●	Blue Dolphin Exploration Company (“BDEX”), a Delaware corporation (exploration and production investment); and
●	Petroport, Inc., a Delaware corporation (inactive).

(2)	Basis of Presentation

We have prepared our unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), as codified by the Financial Accounting Standards Board (the “FASB”) in its Accounting Standards Codification (“ASC”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include Blue Dolphin and its subsidiaries. Significant intercompany transactions have been eliminated in the consolidation. In the opinion of management, such consolidated financial statements reflect all adjustments necessary to present fair consolidated statements of operations, financial position and cash flows. We believe that the disclosures are adequate and the presented information is not misleading. This report has been prepared in accordance with the SEC’s Form 10-Q instructions and therefore, certain information and footnote disclosures normally included in our annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations.

Operations associated with the North Sumatra Basin – Langsa Field offshore Indonesia (“Indonesia”), which were previously reported as part of our Oil and Gas Exploration & Production business segment, have been presented as discontinued operations in the condensed consolidated financial statements. See “Note (14) Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

(3)	Significant Accounting Policies

The summary of significant accounting policies of Blue Dolphin is presented to assist in understanding our consolidated financial statements. The consolidated financial statements and notes are representations of our management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

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

Restricted Cash

Restricted cash was $27,348 and $89,593 at March 31, 2013 and December 31, 2012, respectively. These amounts relate to escrow accounts for potential environmental matters and loan repayments.

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

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at banks located in Houston, Texas. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000.  We had uninsured balances of $0 and $170,896 at March 31, 2013 and December 31, 2012, respectively.

We had four customers that accounted for approximately 81% of our total revenue for the three months ended March 31, 2013. These four customers represented approximately $7.5 million of accounts receivable at March 31, 2013.

Inventory

Our inventory primarily consists of refined petroleum products valued at lower of cost or market with costs being determined by the average cost method.

Price-Risk Management Activities

We utilize an inventory risk management policy under which Genesis Energy, LLC (“Genesis”) may, but is not required to, use derivative instruments as economic hedges to reduce refined petroleum products and crude oil inventory commodity price risk. We follow FASB ASC guidance for derivatives and hedging related to stand alone derivative instruments. These contracts are not subject to hedge accounting treatment under FASB ASC guidance. Accordingly, even though such hedge positions are direct contractual obligations of Genesis and not us, we nevertheless record the fair value of these Genesis hedges in our condensed consolidated balance sheet each quarter because of contractual arrangements between Genesis and us under which we are effectively exposed to the potential gains or losses. Changes in the fair value from quarter to quarter are recognized in our condensed consolidated statement of operations.

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

Management has evaluated the FASB ASC guidance related to asset retirement obligations (“AROs”) for our refinery and facilities. Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities. Further, management believes that these assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the three months ended March 31, 2013 and 2012.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method.  Our U.S. Gulf of Mexico oil and gas properties were uneconomical for the twelve months ended December 31, 2012 due to leases being relinquished and fields being shut-in by operators. We disposed of our operations in Indonesia in 2012. The estimated fair values of our AROs related to our oil and gas properties were recorded at February 15, 2012 in connection with our acquisition of LE.

Pipelines and Facilities Assets. Pipelines and facilities assets have historically been recorded at cost. Following the impairment of our pipeline fixed assets for the twelve months ended December 31, 2012, we record pipelines and facilities assets at the lower of cost or net realizable value.  Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom.  The estimated fair values of our AROs related to our pipeline and facilities assets were recorded at February 15, 2012 in connection with our acquisition of LE.

Construction in Progress. Construction in progress expenditures related to refurbishment activities at our petroleum refinery located in Nixon, Wilson County, Texas (the “Nixon Facility”) are capitalized as incurred. Depreciation begins once the asset is placed in service.

Intangibles – Goodwill and Other

Goodwill. We recognized goodwill in connection with our reverse merger with LE. Goodwill has an indefinite useful life and represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. We do not amortize goodwill in accordance with FASB Accounting Standards Codification (“ASC”) guidance related to intangibles, goodwill and other. We perform an impairment test annually.

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

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the subsequent reversal of goodwill impairment losses is not permitted. The determination of fair value required us to make significant estimates and assumptions. These estimates and assumptions primarily included, but were not limited to, revenue growth and operating earnings projections, discount rates, growth rates and required capital expenditure projections. Due to the inherent uncertainty involved in making these estimates, actual results could have differed materially from our estimates. As a result of our evaluation, we recognized a non-cash impairment charge of $1,445,720 related to goodwill for the twelve months ended December 31, 2012.  The impairment recognized for the twelve months ended December 31, 2012 represented 100% of goodwill.

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

Debt Issue Costs

We have debt issue costs related to certain of our debt. Debt issue costs are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Debt issue costs, net of accumulated amortization, totaled $523,885 and $532,335 at March 31, 2013 and December 31, 2012, respectively.  Accumulated amortization was $152,095 and $143,645 at March 31, 2013 and December 31, 2012, respectively, and is being amortized over the life of the Refinery Loan.  Amortization expense, which is included in interest expense, was $8,450 for the three months ended March 31, 2013 and 2012.  See “Note (16) Notes Payable” of this report for additional disclosures related to the Refinery Loan.

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
Notes to Consolidated Financial Statements
(Continued)

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

Recognition of Oil and Gas Revenue. Sales from producing wells are recognized on the entitlement method of accounting, which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at March 31, 2013 was not material.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards.  See “Note (22) Income Taxes” for further details.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

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

Derivatives

We are exposed to commodity prices and other market risks including gains and losses on certain financial assets as a result of our refined petroleum products and crude oil inventory risk management policy.  Under the refined petroleum products and crude oil inventory risk management policy, Genesis uses commodity futures contracts to mitigate the change in value for a portion of our inventory volumes subject to market price fluctuations. The physical volumes are not exchanged and these contracts are net settled with cash. We recognize all commodity hedge transactions as either current assets or current liabilities in the consolidated balance sheets and those instruments are measured at fair value. Therefore, changes in the fair value of these commodity hedging instruments are included in income in the period of change. Net gains or losses associated with these transactions are recognized within cost of products sold using mark-to-market accounting.

Computation of Earnings Per Share

We apply the provisions of FASB ASC guidance for computing earnings per share (“EPS”). The guidance requires the presentation of basic EPS, which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The guidance requires dual presentation of basic EPS and diluted EPS on the face of the unaudited consolidated statement of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the diluted weighted average number of common stock outstanding, which includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the earnings of the entity. For periods in which we have a net loss, we exclude stock options because their effect would be anti-dilutive.

The number of shares related to options, warrants, restricted stock and similar instruments included in diluted EPS (“EPS”) is based on the “Treasury Stock Method” prescribed in FASB ASC guidance for computation of EPS. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and for restricted stock the amount of compensation cost attributed to future services which has not yet been recognized and the amount of current and deferred tax benefit, if any, that would be credited to additional paid-in-capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

Stock Based Compensation

In accordance with FASB ASC guidance for stock based compensation, share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of income over the service period (generally the vesting period).

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Treasury Stock

We account for treasury stock under the cost method.  When treasury stock is re-issued, the net change in share price subsequent to acquisition of the treasury stock is recognized as a component of additional paid-in-capital in our Condensed Consolidated Balance Sheets.

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

Reclassification

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements in order to conform to the current year’s presentation. The most significant of these reclassifications consisted of an increase in cost of refined products sold, and a corresponding decrease in refinery operating expenses.

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

Effective February 15, 2012, we acquired 100% of the issued and outstanding membership interests of LE from Lazarus Energy Holdings, LLC (“LEH”). The acquisition was considered a business combination. As consideration for LE, we issued, in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), 8,393,560 shares of Blue Dolphin common stock, par value $0.01 per share (the “Common Stock”), subject to anti-dilution adjustments, to LEH (the “Original BDEC Shares”). Additionally, on February 21, 2012, pursuant to anti-dilution provisions, we issued, in reliance on the exemption provided by Section 4(2) of the Securities Act, 32,896 shares of Common Stock to LEH (the “Anti-Dilution Shares” and together with the Original BDEC Shares, the “BDEC Shares”). As a result of the issuance of the BDEC Shares, LEH owns approximately 80% of Blue Dolphin’s issued and outstanding Common Stock. The issuance of the BDEC Shares to LEH resulted in a change in control of Blue Dolphin.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

LE owns the Nixon Facility. The processing plant at the Nixon Facility is currently in a recommissioning phase and has not yet reached its full operational capacity. The tank farm has 120,000 barrels of crude oil storage capacity and 180,000 barrels of refined product storage capacity. The Nixon Facility has the capability to produce products such as Non-Road, Locomotive, and Marine Diesel Fuel (“NRLM”), kerosene, jet fuel and intermediate products such as liquefied petroleum gas, naphtha and atmospheric gas oil.

The acquisition of LE was accounted for as a reverse merger using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of LE. Under reverse acquisition accounting, LE (the legal subsidiary) was treated as the accounting parent (acquirer) and Blue Dolphin (the legal parent) was treated as the accounting subsidiary (acquiree).  Accordingly, financial statements presented herein reflect the continuation of LE.

The value assigned to the purchase price was allocated to Blue Dolphin’s tangible and intangible assets and liabilities based on their fair values on the transaction effective date (February 15, 2012).  LE’s purchase price to acquire Blue Dolphin was based on the fair value of Blue Dolphin’s issued and outstanding Common Stock at February 15, 2012 (2,098,390 shares) multiplied by the closing price of Blue Dolphin’s Common Stock on February 15, 2012 ($8.60). As a result, the fair value of Blue Dolphin was $18,046,154.

In connection with the acquisition of LE, we engaged an independent third-party to determine the fair value of the net assets of Blue Dolphin. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The below table summarizes the purchase price allocation of the net assets acquired and measurement period adjustments as of the acquisition date (as adjusted). The estimated fair values of the assets acquired and liabilities assumed were based on information that was available as of the acquisition date. Measurement period adjustments for Blue Dolphin were completed during 2012.  Goodwill recognized in the transaction was related to the value expected to be received from the combination of LE’s refinery operations and Blue Dolphin’s pipeline and facilities and operational expertise.

	February 15, 2012 As Intially	Measurement Period	Purchase Price Allocation (As Adjusted)
	Reported	Adjustments	February 15, 2012

Current assets	$2,466,901	$-	$2,466,901
Oil and gas properties	1,503,596	3,639,279	5,142,875
Pipelines	4,466,273	4,757,563	9,223,836
Onshore separation and handling facilities	325,435	-	325,435
Land	473,225	-	473,225
Other property and equipment	282,972	-	282,972
Other long term assets	9,463	-	9,463
Trade name	184,368	118,978	303,346
Goodwill	8,667,401	(7,221,681)	1,445,720
Total assets acquired	18,379,634	1,294,139	19,673,773

Current liabilities	333,480	-	333,480
Asset retirement obligations	-	1,294,139	1,294,139
Total liabilities assumed	333,480	1,294,139	1,627,619

Net assets acquired	$18,046,154	$-	$18,046,154

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(5)	LRM Acquisition

Effective October 1, 2012, we acquired 100% of the issued and outstanding membership interest of LRM, a wholly-owned subsidiary of LEH pursuant to an Assignment Agreement. The acquisition was accounted for as a combination of entities under common control. Accordingly, the recognized assets and liabilities of LRM were transferred at their carrying amounts at the date of transfer and the results of operations are included in our financial results for the three months ended March 31, 2013. LRM did not have significant assets, liabilities or results of operations for the three months ended March 31, 2013. Assets and liabilities included in the consolidated balance sheets were $30,082 and $496,716, respectively, as of March 31, 2013. LRM markets petroleum storage and terminaling services at the Nixon Facility.

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

Segment financials for the three months ended March 31, 2013 (and at March 31, 2013) were as follows:

	Three Months Ended March 31, 2013
	Segment
			Oil and Gas
	Refinery	Pipeline	Exploration &	Corporate &
	Operations	Transportation	Production	Other(1)	Total
Revenues	$109,171,507	$73,148	$-	$-	$109,244,655
Less: Operation cost(2)	(109,063,677)	(96,835)	(57,664)	(459,146)	(109,677,321)
Other non-interest income	278,350	-	-	-	278,350
EBITDA	$386,180	$(23,686)	$(57,664)	$(459,146)

Depletion, depreciation and amortization					(328,788)
Other income (expense), net					(280,228)

Loss from continuing operations,
before income taxes					$(763,331)

Loss from discontinued operations					$-

Capital expenditures	$530,226	$-	$-	$-	$530,226

Identifiable assets(3)	$50,131,322	$1,628,612	$33,773	$967,906	$52,761,612
___________________________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue. In addition, the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations group. Cost of refined products sold includes a realized loss of $36,440 and an unrealized gain of $188,150.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Segment financials for the three months ended March 31, 2012 (and at March 31, 2012) were as follows:

	Three Months Ended March 31, 2012
	Segment
			Oil and Gas
	Refinery	Pipeline	Exploration &	Corporate &
	Operations	Transportation	Production	Other(1)	Total
Revenues	$45,770,963	$69,910	$6,056	$-	$45,846,929
Less: Operation cost(2)	(46,862,438)	(195,717)	(204,287)	(117,639)	(47,380,081)
Other non-interest income	93,955	-	-	-	93,955
EBITDA	$(997,520)	$(125,807)	$(198,231)	$(117,639)

Depletion, depreciation and amortization					(255,753)
Other income (expense), net					(231,867)

Loss from continuing operations,
before income taxes					$(1,926,817)

Loss from discontinued operations					$(12,514)

Capital expenditures	$1,349,332	$-	$-	$-	$1,349,332

Identifiable assets(3)	$56,220,025	$12,567,746	$5,605,448	$1,123,919	$75,517,138
_____________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

(7)	Fair Value Measurement

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

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair values at March 31, 2013 and December 31, 2012 due to their short-term maturities. The fair value of our longer term debt at March 31, 2013 and December 31, 2012 was $15,743,767 and $15,806,477, respectively. The following table represents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and the basis for that measurement:

		Fair Value Measurement at March 31, 2013 Using
Financial liabilities:	Carrying Value as at March 31, 2013	'Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	'Significant Other Observable Inputs (Level 2)	'Significant Unobservable Inputs (Level 3)

Commodity contracts	$188,150	$188,150	$-	$-

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

As of March 31, 2013, we had the following obligations based on futures contracts of refined petroleum products and crude oil that were entered into as economic hedges through Genesis. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in barrels):

	Notional Contract Volumes by Year of Maturity
Inventory positions (futures):	2013	2014	2015	2016

Refined petroleum products and crude oil - net short (long) positions	50,000	-	-	-

The following table provides the location and fair value amounts of derivative instruments that are reported in the consolidated balance sheets at March 31, 2013 and December 31, 2012:

		Fair Value
Liabilities Derivatives	Balance Sheets Location	March 31, 2013	December 31, 2012

Commodity contracts	Accrued expenses and other current liabilities	$188,150	$136,100

The following table provides the effect of derivative instruments on the consolidated statements of operations for the three months ended h 31, 2013 and 2012:

		Gain (Loss) Recognized
Derivatives	Statements of Operations Location	March 31, 2013	March 31, 2012

Commodity contracts	Cost of refined products sold	$(188,150)	$-

(9)	Concentration of Risk

Key Supplier. GEL TEX Marketing, LLC (“GEL”) is the exclusive supplier of crude oil to the Nixon Facility pursuant to the Crude Supply Agreement, which expires on August 12, 2014.

Significant Customers. Customers for our refined petroleum products include distributors, wholesalers and refineries primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). We have bulk term contracts in place with most of our customers. Many of these arrangements are subject to periodic renegotiation, which could result in us receiving higher or lower relative prices for our refined petroleum products. For the three months ended March 31, 2013, our four largest customers accounted for approximately 81% of our refined petroleum products sales.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Sales by Product. All of our refined petroleum products were sold in the United States. The following table summarizes the percentages of all refined petroleum products sales to total sales:

	March 31,	March 31,
	2013	2012

Low-sulfur diesel	51.7%	86.3%
Naphtha	26.2%	7.3%
Atmospheric gas oil	22.1%	6.4%

	100.0%	100.0%

(10)	Prepaid Expenses and Other Current Assets

Prepaid balances consisted of the following:

	March 31,	December 31,
	2013	2012

Prepaid insurance	$138,959	$185,814
Prepaid restructuring fees	50,000	-
Employee advances	-	22,500
Prepaid loan closing fees	20,000	20,000
	$208,959	$228,314

(11)	Deposits

Deposit balances consisted of the following:

	March 31,	December 31,
	2013	2012

Utility deposits	$36,500	$36,500
Equipment deposits	124,526	124,526
Tax bonds	792,000	792,000
Purchase option deposits	283,421	283,421
Rent deposits	9,463	-
Deposits	$1,245,910	$1,236,447

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(12)	Inventories

Inventory balances consisted of the following:

	March 31,	December 31,
	2013	2012

Low-sulfur diesel	$972,943	$397,240
Naphtha	2,210,804	1,562,055
Atmospheric gas oil	587,004	322,356
Crude	19,041	19,041
	$3,789,792	$2,300,692

(13)	Property, Plant and Equipment, Net

Property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012

Refinery and facilities	$34,384,328	$34,000,199
Pipelines and facilities	1,233,811	1,233,811
Onshore separation and handling facilities	325,435	325,435
Land	577,965	577,965
Other property and equipment	629,424	577,567
	37,150,964	36,714,977

Less: Accumulated depletion, depreciation and amortization	2,002,938	1,674,151
	35,148,025	35,040,826
Construction in Progress	915,497	821,259
Property, Plant and Equipment, Net	$36,063,523	$35,862,085

(14)	Discontinued Operations

On November 6, 2012, BDEX entered into a Sale and Purchase Agreement with Blue Sky Langsa, Limited (“Blue Sky”) to dispose of its 7% undivided working interest in Indonesia. The non-cash transaction was completed on February 28, 2013. Operations associated with Indonesia, which were previously reported as part of the Oil and Gas Exploration & Production business segment, have been classified as discontinued operations and are presented in a separate line in the Consolidated Statements of Operations for all periods presented.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following is a summary of the operating results of our discontinued operations:

	March 31,	March 31,
	2013	2012

Revenue	$-	$194,284

Lease operating expenses	-	182,375
Depletion, depreciation and amortization	-	22,209
Accretion expense	-	2,214
Total costs and expenses	-	206,798

Loss from discontinued operations, net of tax	$-	$(12,514)

(15)	Accounts Payable, Related Party

LEH, which owns approximately 80% of our Common Stock, manages and operates the Nixon Facility and our other operations (the “Services”) pursuant to a Management Agreement dated February 15, 2012 (the “Management Agreement”).

Under the Management Agreement, LEH receives as compensation for Services, the right to receive (i) weekly payments not to exceed $750,000 per month, (ii) reimbursement for certain accounting costs related to the preparation of financial statements of LE not to exceed $50,000 per month, (iii) $0.25 for each barrel processed at the Nixon Facility during the term of the Management Agreement, up to a maximum quantity of 10,000 barrels per day determined on a monthly basis, and (iv) $2.50 for each barrel in excess of 10,000 barrels per day processed at the Nixon Facility during the term of the Management Agreement, determined on a monthly basis. We further agreed to reimburse LEH at cost for all reasonable expenses incurred while performing the Services. All compensation owed to LEH under the Management Agreement is to be paid to LEH within 30 days of the end of each calendar month. The Management Agreement expires upon the earliest to occur of (a) the date of the termination of the Joint Marketing Agreement between LE and GEL dated August 12, 2011(the “Joint Marketing Agreement”), which has an initial term of three years and year-to-year renewals at the option of either party thereafter, (b) August 12, 2014, or (c) upon written notice of either party to the Management Agreement of a material breach of the Management Agreement by the other party. If the Management Agreement is renewed after the expiration of its initial term, then it will thereafter be reviewed on an annual basis by our Board of Directors (the “Board”) and it may be terminated if the Board determines that the Management Agreement is no longer in our best interests.

Aggregate amounts expensed for Services at the Nixon Facility for the three months ended March 31, 2013 and March 31, 2012 were $2,745,209 (approximately $2.80 per barrel) and $1,062,751 (approximately $2.72 per barrel). At March 31, 2013 and December 31, 2012, the amounts outstanding to LEH were $2,178,061 and $1,594,021, respectively, and are reflected in accounts payable, related party in the condensed consolidated balance sheets.

Herbert N. Whitney, a member of our Board, currently serves as a consultant to LEH. Jonathan P. Carroll, our Chief Executive Officer, President, Assistant Treasurer and Secretary, is also a member of LEH. Tommy L. Byrd, our interim Chief Financial Officer, Treasurer and Assistant Secretary, is also an employee of LEH.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(16)	Notes Payable

Notes payable at March 31, 2013 and December 31, 2012 was $9,348,518 and $43,941, respectively. The Refinery Loan portion of notes payable at March 31, 2013 and December 31, 2012 was $9,298,183 and $0, respectively.

Refinery Loan.  In September 2008, LE obtained a loan from First International Bank (“FIB”) in the amount of $10,000,000 (the “Refinery Loan”).  The Refinery Loan accrues interest at a rate of prime plus 2.25% (effective rate of 5.50% at March 31, 2013) and has a maturity date of October 2028.  The Refinery Loan is: (i) secured by a first lien on the Nixon Facility and general assets of LE and (ii) subject to certain restrictive financial covenants related to debt to net worth and current ratio.  Currently, we are not in compliance with certain financial covenants and, since August 2011, the Refinery Loan has been subject to a forbearance agreement (the “Forbearance Agreement”). Interest was accrued on the Refinery Loan in the amount of $178,646 and $250,070 at March 31, 2013 and December 31, 2012, respectively.

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

Short-Term Note for Financing Costs.  The balance on a short-term note issued in January 2010 in the amount of $100,000 as payment for financing costs was $34,866 and $39,866 at March 31, 2013 and December 31, 2012, respectively.  The unsecured note, which bears interest at 18% and was originally due in January 2012, has been extended to June 2013.

Short-Term Capital Leases.  The balance on short-term notes under capital lease agreements was $15,469 and $0 at March 31, 2013 and December 31, 2012, respectively.  In January 2013 we acquired a pressure washer under an interest-free, short-term capital lease.  We also reclassified capital leases from long-term debt at December 31, 2012 to short-term debt at March 31, 2013 as they mature at various dates through February 2014.  These capital leases have interest rates ranging from 0% to 13.04%.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.  The assets are amortized over the lower of their related lease terms or their estimated productive lives.

The balance on a short-term note related to previously owned trucks for use at the Nixon Facility was $0 and $4,075 at March 31, 2013 and December 31, 2012, respectively.  The unsecured note bore interest at 5%.

(17)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2013	2012

Excise taxes	$254,549	$292,303
Salaries	109,717	134,501
Turnaround expenses	141,406	-
Transportation	-	69,551
Other payable	37,605	-
Property taxes	13,500	-
Insurance	57,492	-
Unrealized hedging loss	188,150	136,100
Unearned revenue	92,783	92,783
	$895,202	$725,238

(18)	Asset Retirement Obligations

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
Oil and Gas Properties and Pipelines and Facilities Assets

We have AROs associated with the future abandonment, dismantlement and removal of our oil and gas properties, as well as our pipelines and facilities assets, as follows:

Asset retirment obligations as of December 31, 2012	$921,260
Accretion expense	25,164
946,424

Less: current portion of asset retirement obligations	90,601

Asset retirement obligations, long-term balance
at March 31, 2013	$855,823

Actual plugging and abandonment expenses associated with HI-A7 have exceeded the estimated ARO liability. Additional plugging and abandonment expenses associated with HI-A7 will be recognized as a loss in the period incurred. For the three months ended March 31, 2013, we recognized $27,451 in abandonment expense for AROs associated with HI-A7. We will record additional plugging and abandonment costs for HI-A7 as information becomes available from the operator, Apache Corp., to substantiate actual and/or probable costs.

(19)	Long-Term Debt

Our long-term debt consists of notes payable, construction financing and capital leases, as follows:

	March 31,	December 31,
	2013	2012

Refinery Loan	$-	$9,298,183
Notre Dame Debt	1,300,000	1,300,000
Construction Funding	5,145,584	5,206,175
Captial Leases	-	2,119
	6,445,584	15,806,477
Less: Current portion of long-term debt	1,485,000	1,816,960
	$4,960,584	$13,989,517

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Notre Dame Debt.  LE obtained a loan in the original amount of $8,000,000 from Notre Dame Investors, Inc., which is currently held by John Kissick (the “Notre Dame Debt”). The Notre Dame Debt, which is currently in default, accrues interest at the default rate of 16% and is secured by a subordinated lien on the Nixon Facility and general assets of LE.  Interest was accrued on the note in the amount of $910,071 and $858,784 at March 31, 2013 and December 31, 2012, respectively.  There are no financial covenants associated with the Notre Dame Debt.

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

Construction and Funding Agreement. In August 2011, Milam committed funding for the completion of the Nixon Facility’s refurbishment and start-up operations.  We started making payments under the Construction and Funding Agreement in the first quarter of 2012.  All amounts advanced under the Construction and Funding Agreement bear interest at a rate of 6% annually.  Interest was accrued on the Construction and Funding Agreement in the amount of $457,568 and $386,695 at March 31, 2013 and December 31, 2012, respectively.  There are no financial covenants associated with this obligation.

See “Note (23) Commitments and Contingencies” of this report for additional disclosures related to amendments to the Joint Marketing Agreement, which previously added to our obligation amount under the Construction and Funding Agreement.

Capital Leases.  LE was obligated under various capital lease agreements for equipment totaling $2,119 at December 31, 2012.  As the capital leases mature at various dates through February 2014, capital lease obligations totaling $1,835 were reclassified to short-term notes payable at March 31, 2013.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(20)	Leases

We are currently under a ten-year lease agreement that expires in 2017 for office space in downtown Houston, Texas. The Houston office serves as our company headquarters. The current minimum monthly payment is $9,463 per month.  The office lease agreement provides for periodic rent escalations or rent holidays over the term of the lease, which is recognized on a straight-line basis. Rent expense for the office lease was $29,041 and $28,344 for the three months ended March 31, 2013 and 2012, respectively.

(21)	Treasury Stock

On November 6, 2012, BDEX entered into a Sale and Purchase Agreement with Blue Sky to dispose of its 7% undivided working interest in Indonesia.  The non-cash transaction was completed on February 28, 2013.  Blue Sky’s consideration to BDEX for Indonesia was 150,000 shares of Common Stock, which represented a recovery of a significant portion of the 342,857 shares of Common Stock BDEX paid Blue Sky to acquire Indonesia in 2010. We are holding the 150,000 shares acquired from Blue Sky as treasury stock.  We expect to use the treasury stock to issue restricted Common Stock to our independent directors as compensation for services rendered and for stock option exercises.  As of March 31, 2013, there were 150,000 shares of treasury stock.

(22)	Income Taxes

LE is a limited liability company and, prior to our acquisition of LE, its taxable income or loss flowed through to its sole member for federal and state income tax purposes. Blue Dolphin is a “C” corporation and is a taxable entity for federal and state income tax purposes. Upon LE's acquisition, LE became the subsidiary of Blue Dolphin and LE’s taxable income or loss flows through to Blue Dolphin for federal and state income tax purposes.  As a result of the LE acquisition, Section 382 of the Internal Revenue Code imposes a limitation on the use Blue Dolphin’s NOLs.  The amount of NOLs subject to such limitations is approximately $18.5 million. The NOL generated subsequent to the LE acquisition, approximately $6.4 million, is not subject to any such limitation. For the three months ended March 31, 2013, we did not recognize any deferred tax assets resulting from our NOLs due to the uncertainty of their use.

Income tax expense was $0 and $30,563 for the three months ended March 31, 2013 and 2012, respectively. Income tax expense related to state income tax.

The State of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin revenue to replace the state’s prior franchise tax structure. Although TMT is imposed on an entity’s gross profit revenue rather than on its net income, certain aspects of TMT make it similar to an income tax. At March 31, 2013, we accrued $0 in TMT.

(23)	Commitments and Contingencies

Management Agreement

See “Note (15) Accounts Payable, Related Party” of this report for additional disclosures related to the Management Agreement.

Genesis Agreements

We continue to be dependent on our relationship with Genesis and its affiliates. Our relationship with Genesis is governed by three agreements:

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
Notes to Consolidated Financial Statements
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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(c)
In February 2013, Milam paid a vendor $64,357.50 (the “Settlement Payment”), which represented amounts outstanding by LE for services rendered at the Nixon Facility plus the vendor’s legal fees.  In addition, Milam and GEL incurred legal fees and expenses related to settling the matter.  In a letter agreement between LE, GEL and Milam dated February 21, 2013, the parties agreed to modify the Joint Marketing Agreement such that, from and after January 1, 2013, the Gross Profit shall be distributed first to GEL, prior to any other distributions or payments to the parties to the Joint Marketing Agreement until GEL has received aggregate distributions as provided in the December 2012 Letter Agreement plus the Settlement Payment and Milam and GEL incurred legal fees and expenses.

(d)
In February 2013, GEL agreed to advance to LE the funds necessary to pay for the actual costs incurred for the scheduled maintenance turnaround at the Nixon Facility and capital expenditures relating to an electronic product meter, lab equipment and certain piping in an amount equal to the actual costs of the refinery turnaround and capital expenditures, not to exceed $840,000 in the aggregate.  In a letter agreement between LE, GEL and Milam dated February 21, 2013, the parties agreed that all amounts advanced by GEL or its affiliates to LE pursuant to the letter agreement shall constitute obligations under the Construction and Funding Agreement.

As of March 31, 2013, total advances under the Construction and Funding Agreement, including Deficit Amounts, were $5,145,584. As of March 31, 2013, pursuant to amendments and clarifications to the Joint Marketing Agreement, the net Deficit Amount added to our obligation amount under the Construction and Funding Agreement was $851,296.

As of March 31, 2013, the principal balance outstanding on the Refinery Loan, which is currently in default, was $9,298,183. For the three months ended March 31, 2013, no payments were made to AFNB under the Refinery Loan in respect of LE’s ratable share of Gross Profits.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Legal Matters

From time to time we are subject to various lawsuits, claims, mechanics liens and administrative proceedings that arise out of the normal course of business. Management does not believe that the liens will have a material adverse effect on our results of operations.

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

(24)	Earnings Per Share

The following table provides reconciliation between basic and diluted loss per share on a continuing and discontinued operations basis:

	Three Months Ended March 31,
	2013	2012

Loss from continuing operations, net of tax	$(763,331)	$(1,957,380)
Loss from discontinued operations, net of tax	-	(12,514)
Net loss	(763,331)	(1,969,894)

Basic and diluted loss per common share
Continuing operations	$(0.07)	$(0.21)
Discontinued operations	$-	$-
Basic and diluted loss per common share	$(0.07)	$(0.21)

Basic and Diluted
Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	10,510,334	9,476,748

Diluted EPS is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the three months ended March 31, 2013 and 2012 excludes stock options outstanding as they would be anti-dilutive.

For the three months ended March 31, 2012, the weighted average number of shares of common stock outstanding was computed as LE’s number of shares of common stock outstanding from January 1, 2012 to February 15, 2012 (the beginning of the period to the date of LE’s acquisition by Blue Dolphin) combined with Blue Dolphin’s number of shares of common stock outstanding from February 15, 2012 to March 31, 2012 (the date of LE’s acquisition by Blue Dolphin to the end of the period).  For the period prior to the date of LE’s acquisition by Blue Dolphin, LE’s number of shares of common stock was computed as LE’s one member unit prior to the acquisition multiplied by the exchange ratio of 8,426,456 shares for the one member unit.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(25)	Stock Options

Our 2000 Stock Incentive Plan (the “Plan”) offers incentive awards to employees, including officers (whether or not they are directors), consultants and non-employee directors. The Plan was initially established by the Blue Dolphin Board on April 14, 2000 and approved by Blue Dolphin’s stockholders on May 18, 2000. The Plan was amended effective March 19, 2003 and ratified by Blue Dolphin’s stockholders on May 21, 2003 to increase the common stock available for issuance under the Plan from 500,000 shares to 650,000 shares (Amendment No. 1). The Plan was further amended effective April 5, 2007 and ratified by Blue Dolphin’s stockholders effective May 30, 2007 to increase the common stock available for issuance under the Plan from 650,000 shares to 1,200,000 shares (Amendment No. 2). Effective July 16, 2010, Blue Dolphin’s stockholders approved a 1-for-7 reverse-stock-split of its common stock, which reduced the number of shares of common stock available for issuance under the Plan from 1,200,000 shares to 171,128 shares (Amendment No. 3). Effective January 27, 2012, Blue Dolphin’s stockholders approved an amendment to the Plan to change the expiration date of the Plan from 10 to 20 years (to April 14, 2020), as well as increase the aggregate number of common stock available for issuance under the Plan from 171,128 shares to 1,000,000 shares (Amendment No. 4).  The Compensation Committee of the Board of Directors (the “Board”) approved continuation of the Plan following Blue Dolphin’s reverse merger with LE.

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

Pursuant to FASB ASC guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the three months ended March 31, 2013.

At March 31, 2013, there were a total of 14,642 shares of common stock reserved for issuance upon exercise of outstanding options under the Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at December 31, 2012	14,642	$-

Options granted	-	$-

Options exercised	-	$-

Options exercised or cancelled	-	$-

Options outstanding at March 31, 2013	14,642	$19.67	0.6	$-

Options exercisable at March 31, 2013	14,642	$19.67	0.6	$-

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

We recognized no compensation expense for vested stock options for the three months ended March 31, 2013 and 2012. As of March 31, 2013, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan.

For the three months ended March 31, 2013, we recognized $50,000 of expense related to the fair value issuance of restricted common stock to our independent directors as compensation for services rendered.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the risk factors, unaudited consolidated financial statements and notes included hereto, as well as the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). In this document, the words “Blue Dolphin,” “we,” “us” and “our” refer to Blue Dolphin Energy Company and its subsidiaries.

Forward Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1. Legal Proceedings” relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

●	the potential reorganization of Blue Dolphin from a publicly traded “C” corporation to a publicly traded master limited partnership;

●	fluctuations of crude oil inventory costs and refined petroleum products inventory prices and their effect on our refining margins;

●	our dependence on Genesis Energy, LLC (“Genesis”) and its affiliates for financing, sources of crude oil inventory and marketing of our refined petroleum products;

●	the positive or negative effects of Genesis’ hedging of our refined petroleum products and crude oil inventory;

●	our dependence on Lazarus Energy Holdings, LLC ("LEH") for management of the Nixon Facility and our other operations;

●	dependence on a small number of customers for a large percentage of our revenues;

●	our ability to generate sufficient funds from operations or obtain financing from other sources;

●	declaration of an event of default related to our long-term indebtedness;

●	failure to comply with other forbearance agreements relating to our long-term indebtedness;

●	potential downtime of the Nixon refinery for maintenance and repairs;

●	access to less than desired levels of crude oil for processing at our crude oil and condensate processing facility located in Nixon, Texas;

●	operating hazards such as fires and explosions;

●	insurance coverage limitations;

●	environmental costs and liabilities associated with our operations;

●	retention of key personnel;

●	performance of third-party operators of our oil and gas properties;

●	costs of abandoning our pipelines and oil and gas properties;

●	local and regional events that may negatively affect our assets;

Blue Dolphin Energy Company & Subsidiaries

●	competition from larger companies;

●	acquisition expenses and integration difficulties; and

●	compliance with environmental and other regulations, including greenhouse gas emissions regulations, the effects of the Renewable Fuels Standard program and oxygenate blending requirements.

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

Company Overview

Blue Dolphin Energy Company (www.blue-dolphin-energy.com), a Delaware corporation (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) was formed in 1986 as a holding company. We conduct substantially all of our operations through our wholly-owned subsidiaries.  We are primarily an independent refiner and marketer of petroleum products.  As part of our refining business segment we also conduct petroleum storage and terminaling operations. These operations involve the storage of petroleum under third-party lease agreements at the Nixon Facility. We also own and operate pipeline assets and have leasehold interests in oil and gas properties.

Refinery Operations

Our primary business is the refining of crude oil into marketable finished and refined products at the Nixon Facility, which is a crude oil and condensate processing facility with a current operating capacity of approximately 15,000 barrels (“bbls”) per day (“bpd”). The Nixon Facility is located on a 56-acre site in Nixon, Wilson County, Texas, and consists of a distillation unit, naphtha stabilizer, recovery facilities with approximately 120,000 bbls of crude oil storage capacity and 148,000 bbls of refined product storage capacity, as well as related loading and unloading facilities and utilities.

We purchase crude oil and condensate for the Nixon Facility under an exclusive supply agreement with GEL TEX Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LLC (“Genesis”), and have the ability to produce refined products such as Non-Road Locomotive and Marine Diesel Fuel (“NRLM” or “off-road diesel”), kerosene, jet fuel and intermediate products, including liquefied petroleum gas, naphtha and atmospheric gas oil.  The Nixon Facility is operated as a “topping unit,” processing light crude oil and condensate from south Texas, including the Eagle Ford Shale formation, into NRLM for sale into nearby markets and naphtha and atmospheric gas oil for sale to nearby refineries for further processing.  Although we currently receive feedstock by truck, the Nixon Facility has the ability to receive crude oil and condensate via pipeline.  Our refined products are currently sold and delivered by truck and barge.

Pipeline Transportation

Our pipeline operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines in the U.S. Gulf of Mexico. Producers and shippers are charged a fee based on anticipated throughput volumes.  For the three months ended March 31, 2013, our pipeline transportation business segment had no revenue.

Oil and Gas Exploration and Production

Our U.S. Gulf of Mexico oil and gas properties were uneconomic for the three months ended March 31, 2013 as a result of leases being relinquished and fields being shut-in by operators. On February 28, 2013 Blue Dolphin Exploration Company (‘BDEX”), a wholly owned subsidiary, completed the disposal of its 7% undivided working interest in the North Sumatra Basis – Langsa Field offshore Indonesia (“Indonesia”) pursuant to Sale and Purchase Agreement with Blue Sky Langsa Limited (“Blue Sky”) effective November 6, 2012.  For the three months ended March 31, 2013, our oil and gas exploration and production business segment had no revenue.

Other Assets

We own a non-hazardous Class I salt water disposal well located near the town of Mermentau, Jefferson Davis Parish, Louisiana. The well is currently inactive.

Blue Dolphin Energy Company & Subsidiaries

Key Operating Statistics

Key operational statistics for our core business segment, refinery operations, were as follows:

	Three Months Ended March 31,
	2013	2012

Nixon Facility

Operating days	85	60

Total refinery throughput(1)
bbls	978,805	391,509
bpd	11,515	6,525
Capacity utilization rate	77%	44%
Total refinery production
bbls	958,306	384,152
bpd	11,274	6,403
Capacity utilization rate	75%	43%
_______________
(1)	Total refinery throughput includes crude oil and other feedstocks.

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

Safety, reliability and the environmental performance of the Nixon Facility is critical to our financial performance. The financial impact of a maintenance turnaround or significant capital improvement project is mitigated through a diligent planning process that considers expectations for product availability, seasonality, margin environment and the availability of resources to perform the required work. Periodic maintenance and repairs are generally performed annually, depending on the processing units involved.

The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined petroleum products are essentially commodities, and we have no control over the changing market value of these inventories. We utilize an inventory risk management policy in which derivative instruments may be used as economic hedges to reduce our crude oil and refined petroleum products inventory commodity price risk.

Blue Dolphin Energy Company & Subsidiaries

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). In order to apply these principles, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates, and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.

Relationship with Genesis

We continue to be dependent on our relationship with Genesis and its affiliates. Our relationship with Genesis is governed primarily by three agreements:

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

Blue Dolphin Energy Company & Subsidiaries

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

Blue Dolphin Energy Company & Subsidiaries

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

(c)
In February 2013, Milam paid a vendor $64,357.50 (the “Settlement Payment”), which represented amounts outstanding by LE for services rendered at the Nixon Facility plus the vendor’s legal fees. In addition, Milam and GEL incurred legal fees and expenses related to settling the matter. In a letter agreement between LE, GEL and Milam dated February 21, 2013, the parties agreed to modify the Joint Marketing Agreement such that, from and after January 1, 2013, the Gross Profit shall be distributed first to GEL, prior to any other distributions or payments to the parties to the Joint Marketing Agreement until GEL has received aggregate distributions as provided in the December 2012 Letter Agreement plus the Settlement Payment and Milam and GEL incurred legal fees and expenses.

(d)
In February 2013, GEL agreed to advance to LE the funds necessary to pay for the actual costs incurred for the scheduled maintenance turnaround at the Nixon Facility and capital expenditures relating to an electronic product meter, lab equipment and certain piping in an amount equal to the actual costs of the refinery turnaround and capital expenditures, not to exceed $840,000 in the aggregate. In a letter agreement between LE, GEL and Milam dated February 21, 2013, the parties agreed that all amounts advanced by GEL or its affiliates to LE pursuant to the letter agreement shall constitute obligations under the Construction and Funding Agreement.

Blue Dolphin Energy Company & Subsidiaries

As of March 31, 2013, total advances under the Construction and Funding Agreement, including Deficit Amounts, were $5,145,584. As of March 31, 2013, pursuant to amendments and clarifications to the Joint Marketing Agreement, the net Deficit Amount added to our obligation amount under the Construction and Funding Agreement was $851,296.

As of March 31, 2013, the principal balance outstanding on the Refinery Loan, which is currently in default, was $9,298,183. For the three months ended March 31, 2013, no payments were made to American First National Bank (“AFNB”) under the Refinery Loan in respect of LE’s ratable share of Gross Profits. Subsequent to the Current Quarter, we paid AFNB $178,646 in arrearages.

Results of Operations

Three Months Ended March 31, 2013 (the “Current Quarter”) Compared to Three Months Ended March 31, 2012 (the “Prior Quarter”)
During the Prior Quarter, the Nixon Facility, which was refurbished and began operations in February 2012, operated for a total of 60 days at 44% of operating capacity. During the Current Quarter, the Nixon Facility operated for 85days at 77% of operating capacity. During the Current Quarter, the Nixon Facility underwent a planned 7 day annual maintenance turnaround in which the processing units were shut-down.

Current Quarter Compared to Prior Quarter

Summary. For the Current Quarter we reported a loss from continuing operations, net of tax, of $763,311, or a loss of $0.07 per share, compared to a loss from continuing operations, net of tax, of $1,957,380, or a loss of $0.21 per share, for the Prior Quarter. We reported a loss from discontinued operations of $12,514 in the Prior Quarter compared to no loss from discontinued operations in the Current Quarter. The loss from continuing operations, net of tax, in the Current Quarter was primarily attributable to the planned maintenance turnaround and lower refining margins. We continue to take steps to more effectively operate the refinery and manage the spread between our cost to acquire crude oil and the price of the refined petroleum products that we ultimately sell. During the Current Quarter, we adopted a condition-based predictive maintenance turnaround policy and completed several smaller capital improvement projects at the Nixon Facility, such as installation of new laboratory equipment and a new caustic system, to enhance profitability of our existing assets.

Total Revenue from Operations. For the Current Quarter we had total revenue from operations of $109,244,655 compared to total revenue from operations of $45,846,929 for the Prior Quarter. Substantially all of our revenue in the Current Quarter came from refined product sales, which generated revenue of $109,171,507, or 99% of total revenue from operations, compared to $45,770,963, or 99% of total revenue from operations, in the Prior Quarter.

Cost of Refined Products Sold. Cost of refined petroleum products sold was $106,322,661 for the Current Quarter compared to $45,641,226 for the Prior Quarter.

Refinery Operating Expenses. We recorded refinery operating expenses of $2,745,209 in the Current Quarter, all of which were for services provided to us by LEH to manage and operate the Nixon Facility pursuant to the Management Agreement with LEH. For the Prior Quarter, we recorded refinery operating expenses of $1,062,751. See “Part I, Item 1. Financial Statements - Note (15), Accounts Payable, Related Party” of this report for additional disclosures related to the Management Agreement.

Pipeline Operating Expenses. We recorded pipeline operating expenses of $45,371 in the Current Quarter compared to $109,618 in the Prior Quarter.

Lease Operating Expenses. Lease operating expenses totaled $26,901 in the Current Quarter compared to $19,338 in the Prior Quarter.

General and Administrative Expenses. General and administrative expenses decreased from $525,587 in the Prior Quarter to $484,564 in the quarter. The expenses in the Current Quarter were primarily related to leased corporate personnel costs, as well as consulting, legal and audit expenses.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization increased from $255,753 in the Prior Quarter to $328,788 in the Current Quarter.

Blue Dolphin Energy Company & Subsidiaries

Abandonment Expense. We recognized $27,451 of abandonment expense in the Current Quarter related to plugging and abandonment costs associated with our High Island A-7 oil and gas property. The amount, which exceeded the asset retirement obligation liability, was recognized as a loss during the period. There was no comparable expense in the Prior Quarter.

Other Income. We recognized $278,350 in net tank rental revenue in the Current Quarter compared to $93,955 in the Prior Quarter.

Discontinued Operations, Net of Tax. We reported a loss from discontinued operations, net of tax, of $12,514 in the Prior Quarter compared to $0 in the Current Quarter.

Earnings Before Interest, Income Taxes and Depreciation (“EBITDA”)

Management uses EBITDA, a non-GAAP financial measure, to assess the operating results and effectiveness of our business segments, which consist of our consolidated businesses and investments. We believe EBITDA is useful to our investors because it allows them to evaluate our operating performance using the same performance measure analyzed internally by management. EBITDA is adjusted for: (i) items that do not impact our income or loss from continuing operations, such as the impact of accounting changes, (ii) income taxes and (iii) interest income (expense), depreciation and amortization. We exclude interest expense (or income) and other expenses or income not pertaining to the operations of our segments from this measure so that investors may evaluate our current operating results without regard to our financing methods or capital structure. We understand that EBITDA may not be comparable to measurements used by other companies. Additionally, EBITDA should be considered in conjunction with net income (loss) and other performance measures such as operating cash flows.

Following is a reconciliation of EBITDA by business segment for the three months ended March 31, 2013 (and at March 31, 2013) and the three months ended March 31, 2012 (and at March 31, 2012):

	Three Months Ended March 31, 2013
	Segment
			Oil and Gas
	Refinery	Pipeline	Exploration &	Corporate &
	Operations	Transportation	Production	Other(1)	Total
Revenues	$109,171,507	$73,148	$-	$-	$109,244,655
Less: Operation cost(2)	(109,063,677)	(96,835)	(57,664)	(459,146)	(109,677,321)
Other non-interest income	278,350	-	-	-	278,350
EBITDA	$386,180	$(23,686)	$(57,664)	$(459,146)	$(154,316)

Depletion, depreciation and amortization					(328,788)
Other income (expense), net					(280,228)

Loss from continuing operations,
before income taxes					$(763,331)

Loss from discontinued operations					$-

Capital expenditures	$530,226	$-	$-	$-	$530,226

Identifiable assets(3)	$50,131,322	$1,628,612	$33,773	$967,906	$52,761,612
_______________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue. In addition, the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations. Cost of refined products sold includes a realized loss of $36,440 and an unrealized gain of $52,050.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Blue Dolphin Energy Company & Subsidiaries

	Three Months Ended March 31, 2012
	Segment
			Oil and Gas
	Refinery	Pipeline	Exploration &	Corporate &
	Operations	Transportation	Production	Other(1)	Total
Revenues	$45,770,963	$69,910	$6,056	$-	$45,846,929
Less: Operation cost(2)	(46,862,438)	(195,717)	(204,287)	(117,639)	(47,380,081)
Other non-interest income	93,955	-	-	-	93,955
EBITDA	$(997,520)	$(125,807)	$(198,231)	$(117,639)	$(1,439,197)

Depletion, depreciation and amortization					(255,753)
Other income (expense), net					(231,867)

Loss from continuing operations,
before income taxes					$(1,926,817)

Loss from discontinued operations					$(12,514)

Capital expenditures	$1,349,332	$-	$-	$-	$1,349,332

Identifiable assets(3)	$56,220,025	$12,567,746	$5,605,448	$1,123,919	$75,517,138
___________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Liquidity and Capital Resources

Sources and Uses of Cash. At March 31, 2013, our available cash was $88,059. Pursuant to the Joint Marketing Agreement, 10% of gross profits was directly remitted by GEL to AFNB on LE’s behalf to repay all past due principal and interest. Subsequent to the Current Quarter, GEL paid AFNB in the amount of $178,646 to repay all arrearages. As a result, LE’s share of gross profits will increase to 20% with no required profit share payments to AFNB.

We are currently relying on our profit share, GEL and LEH for our capital requirements. GEL and LEH may, but are not required, to fund our capital requirements. During the Current Quarter, the Deficit Amount financed by GEL was $851,296 and the capital amount funded by LEH was $584,040. For months in which GEL finances Deficit Amounts, LE does not receive any of its profit share until the Deficit Amounts have been repaid. There can be no assurances that GEL and/or LEH will continue to fund our capital requirements. In the event capital requirements are not funded by our profit share, GEL or LEH, we may experience a significant and material adverse effect on our operations, liquidity and financial condition. See “Item 1A. Risk Factors” in our Annual Report for risk factors related to our capital needs.

Blue Dolphin Energy Company & Subsidiaries

	For Three Months Ended March 31,
	2013	2012

Cash flow from operations
Adjusted loss from continuing operations	$(261,965)	$(1,651,727)
Adjusted loss from discontinued operations	-	11,909
Change in assets and current liabilities	515,670	61,459

Total cash flow from operations	253,705	(1,578,359)

Cash inflows (outflows)
Proceeds from issuance of debt	15,031	2,364,012
Payments on long term debt	(60,876)	(2,916)
Cash acquired on Acquisition	-	1,674,594
Capital expenditures	(530,226)	(1,349,332)
Payments on note payble	(10,472)	-

Total cash inflows (outflows)	(586,542)	2,686,358

Total change in cash flows	$(332,837)	$1,107,999

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

For the Current Quarter, we experienced positive cash flow from operations of $253,705. For the Prior Quarter, we experienced negative cash flow from operations of $1,578,359. This represents an improvement in cash flow from operations of $1,832,064 for the Current Quarter compared to the Prior Quarter.

We have implemented an operational strategy that we believe will improve liquidity over time, as follows:

(a) Maintain Efficient Refinery Operations and Promote Operational Excellence and Reliability – In the Current Quarter we adopted a predictive maintenance turnaround policy to operate the refinery as reliably and efficiently as possible. Under this condition-based approach to maintenance, we assess whether equipment will fail during some future period and then take action to avoid the consequences of such a failure. Compared to a preventive maintenance approach where equipment is taken off-line, opened up and inspected on a predetermined, periodic basis, we believe the predictive maintenance approach will enable us to better control costs and manage production schedules more efficiently. During the Current Quarter, the Nixon Facility successfully completed a 7 day maintenance turnaround in which the facility was taken offline. GEL agreed to pay the actual costs associated with the maintenance turnaround. Such costs are being added to the obligation amount we owe under the Construction and Funding Agreement. For the three months ended March 31, 2013, the Nixon Facility had a utilization rate of 77%; and

Blue Dolphin Energy Company & Subsidiaries

(b) Enhance Profitability of our Existing Assets and Invest in Organic Growth – In the Current Quarter we completed several capital improvement projects at the Nixon Facility, including installation of: (i) new laboratory equipment, improving both the speed and spectrum of product samples, (ii) a new caustic system, aiding in the reduction of sulfur content of certain refined products and (iii) a new salt tower, increasing the drying effectiveness of the distillation tower. We also initiated a project to automate the metering system and refurbish the flare system at the Nixon Facility. GEL agreed to fund these capital expenditures under the Construction and Funding Agreement. Such costs are being added to the obligation amount we owe under the Construction and Funding Agreement.

We continue to work with our vendors to bring our outstanding accounts payable current as expeditiously as possible. In the event that our efforts are not successful, we will experience a significant and material adverse effect on our continuing operations, liquidity and financial condition. In the Current Quarter, Milam settled amounts owed by LE to a vendor for services rendered at the Nixon Facility. Such amounts were added to the obligation amount we owe under the Construction and Funding Agreement.

Our U.S. Gulf of Mexico oil and gas properties were uneconomic for the three months ended March 31, 2013 as a result of leases being relinquished and fields being shut-in by operators. On February 28, 2013 Blue Dolphin Exploration Company (‘BDEX”), a wholly owned subsidiary, completed the disposal of its 7% undivided working interest in the North Sumatra Basis – Langsa Field offshore Indonesia (“Indonesia”) pursuant to Sale and Purchase Agreement with Blue Sky Langsa Limited (“Blue Sky”) effective November 6, 2012.

We recognized $27,451 of abandonment expense in the Current Quarter related to plugging and abandonment costs associated with our High Island A-7 oil and gas property. The amount, which exceeded the asset retirement obligation liability, was recognized as a loss during the period. We will record additional plugging and abandonment costs as information becomes available to substantiate actual and/or probable costs.

Capital expenditures in the Current Quarter totaled $530,226, all of which related to refurbishment of the Nixon Facility. We expect to fund additional capital expenditures at the Nixon Facility primarily through the Construction and Funding Agreement, cash from operations or other borrowings. The principal balance owed to Milam under the Construction and Funding Agreement was $5,145,584 and $5,206,175, including Deficit Amounts, at March 31, 2013 and December 31, 2012, respectively.

The principal balance outstanding on the Refinery Loan, which is currently in default, was $9,298,183 at March 31, 2013 and December 31, 2012. As of the date of the filing of this report, the Refinery Loan is subject to a forbearance agreement (the "Forbearance Agreement").

As of March 31, 2013, past due principal and interest (as well as costs, fees and taxes) on the Refinery Loan was $178,646. After all past due principal and interest has been paid AFNB has agreed to: (i) re-amortize the Refinery Loan to the original maturity date of October 1, 2028 and (ii) apply twelve consecutive additional monthly payments in the amount of $83,333.33 towards replenishing the $1.0 million payment reserve required under the Refinery Loan in accordance with the Forbearance Agreement.

The principal balance outstanding on the Notre Dame Debt note, which is currently in default, was $1,300,000 at March 31, 2013 and December 31, 2012. There are no financial covenants associated with this debt.

See “Part II, Item 8. Financial Statements and Supplementary Data - Note (16) Notes Payable and Note (19) Long-Term Debt” of this report for additional disclosures related to our debt obligations.

Blue Dolphin Energy Company & Subsidiaries

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We utilize an inventory risk management policy under which Genesis may, but is not required to, use derivative instruments as certain refined product inventories exceed maximum thresholds in an effort to reduce our refined petroleum products and crude oil inventory commodity price risk. However, Genesis’ execution of the inventory risk management plan is outside of our control. Accordingly, there could be situations in which Genesis fails to execute on the plan or executes on the plan in a manner that causes significant losses to us, all of which are beyond our control. In the event that our inventory risk management system fails and/or is implemented poorly or not at all, we could experience a material and negative adverse effect on our operations, liquidity and financial condition.

Interest Rate Risk. We are exposed to interest rate volatility with regard to existing variable rate debt tied to movements in the U.S. prime rate. At March 31, 2103, we had $9,298,183 of variable interest debt with a weighted average interest rate at year end of approximately 5.50%.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  We have inadequate personnel resources to handle complex accounting transactions and ensure complete segregation of duties within the accounting function. Additionally, we lack formally documented accounting policies and procedures.  The combination of these control deficiencies resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, our management, including our Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) were ineffective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act  during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Blue Dolphin Energy Company & Subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to various lawsuits, claims, mechanics liens and administrative proceedings that arise out of the normal course of business. Management does not believe that the liens will have a material adverse effect on our results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, “Risk Factors” and elsewhere in our Annual Report. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. Except for the addition below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report.

We may incur significant liability under, or costs and capital expenditures to comply with, environmental regulations relating to the recommissioning of the Nixon Facility

The Nixon Facility returned to service in February 2012. We are currently undergoing a comprehensive review to determine our compliance with relevant federal, state and local environmental laws. During the course of our review, we may discover that we are not in compliance with existing environmental regulations. To the extent that we are out of compliance, we may incur significant liabilities, costs and capital expenditures to comply with such environmental regulations, which are complex and change frequently. Costs of compliance are often unpredictable, and there can be no assurance that the future costs will not be material. It is possible that we may identify additional cost in the future, which could result in additional obligations and expenses, including fines and penalties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

See “Note (16) Notes Payable and Note (19), Long-Term Debt” in Part I. Financial Information, Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited) of this report for disclosures related to defaults on debt.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Blue Dolphin Energy Company & Subsidiaries

ITEM 6. EXHIBITS
(a)	Exhibits:
The following exhibits are filed herewith:

	10.1	Letter Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC and Milam Services, Inc. dated February 21, 2013.

	10.2	Letter Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC and Milam Services, Inc. dated February 21, 2013.

	31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Schema Document.

	101.CA	XBRL Calculation Linkbase Document.

	101.LAB	XBRL Label Linkbase Document.

	101.PRE	XBRL Presentation Linkbase Document.

	101.DEF	XBRL Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY

Date: May 15, 2013	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd Interim Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)