Form 10-Q
period 2013-06-30
BLUE DOLPHIN ENERGY CO
filed 2013-08-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

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

Number of shares of common stock, par value $0.01 per share issued and outstanding as of August 13, 2013: 10,571,629.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
FORM 10-Q REPORT INDEX

Back toTable of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$180,819	$420,896
Restricted cash	27,367	89,593
Accounts receivable	8,182,196	15,398,755
Prepaid expenses and other current assets	264,386	228,314
Deposits	1,240,660	1,236,447
Inventory	3,334,114	2,300,692
Total current assets	13,229,542	19,674,697

Total property and equipment, net	35,888,540	35,862,085
Debt issue costs, net	515,435	532,335
Other assets	-	9,463
Trade name	303,346	303,346
TOTAL ASSETS	$49,936,863	$56,381,926

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,753,545	$19,171,013
Accounts payable, related party	2,507,422	1,594,021
Notes payable	46,136	43,941
Asset retirement obligations, current portion	85,347	-
Accrued expenses and other current liabilities	713,925	725,238
Interest payable, current portion	577,139	640,352
Long-term debt, current portion	10,741,114	1,816,960
Total current liabilities	29,424,628	23,991,525

Long-term liabilities:
Asset retirement obligations, net of current portion	884,010	921,260
Long-term debt, net of current portion	8,665,775	13,989,517
Long-term interest payable, net of current portion	961,929	858,784
Total long-term liabilities	10,511,714	15,769,561

TOTAL LIABILITIES	39,936,342	39,761,086

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized, 10,571,629 and 10,563,297
shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	105,717	105,633
Additional paid-in capital	36,574,059	36,524,142
Accumulated deficit	(25,879,255)	(20,008,935)
Treasury stock, 150,000 shares and 0 shares, respectively, at cost	(800,000)	-
Total stockholders' equity	10,000,521	16,620,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,936,863	$56,381,926

See accompanying notes to condensed consolidated financial statements.

Back toTable of Contents

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE FROM OPERATIONS
Refined product sales	$104,312,768	$84,416,296	$213,484,275	$130,187,259
Pipeline operations	77,105	124,476	150,253	194,386
Oil and gas sales	-	1,226	-	7,282
Total revenue from operations	104,389,873	84,541,998	213,634,528	130,388,927

COST OF OPERATIONS
Cost of refined products sold	105,871,717	88,051,229	212,194,378	133,692,455
Refinery operating expenses	2,724,644	2,239,914	5,469,853	3,302,665
Pipeline operating expenses	36,408	127,502	81,779	237,120
Lease operating expenses	14,390	25,621	41,291	44,959
General and administrative expenses	461,539	734,720	946,103	1,260,307
Depletion, depreciation and amortization	331,727	463,028	660,515	718,781
Abandonment expense	23,901	-	51,352	-
Accretion expense	31,177	29,189	56,340	50,750
Total cost of operations	109,495,503	91,671,203	219,501,611	139,307,037

Loss from operations	(5,105,630)	(7,129,205)	(5,867,083)	(8,918,110)

OTHER INCOME (EXPENSE)
Net tank rental revenue	278,349	81,364	556,699	175,319
Interest and other income	977	2,265	1,812	3,915
Interest expense	(280,706)	(275,333)	(561,769)	(508,850)
Total other expense	(1,380)	(191,704)	(3,258)	(329,616)

Loss from continuing operations before income taxes	(5,107,010)	(7,320,909)	(5,870,341)	(9,247,726)

Tax expense
Current	-	17,419	-	(13,144)
Deferred	-	-	-	-
Income tax (expense) benefit	-	17,419	-	(13,144)
Loss from continuing operations, net of tax	(5,107,010)	(7,303,490)	(5,870,341)	(9,260,870)

Loss from discontinued operations, net of tax	-	(94,344)	-	(106,858)

Net loss	$(5,107,010)	$(7,397,834)	$(5,870,341)	$(9,367,728)

Basic loss per common share
Continuing operations	$(0.49)	$(0.69)	$(0.56)	$(0.93)
Discontinued operations	$-	$(0.01)	$-	$(0.01)
Basic loss per common share	$(0.49)	$(0.70)	$(0.56)	$(0.94)

Diluted loss per common share
Continuing operations	$(0.49)	$(0.69)	$(0.56)	$(0.93)
Discontinued operations	$-	$(0.01)	$-	$(0.01)
Diluted loss per common share	$(0.49)	$(0.70)	$(0.56)	$(0.94)

Weighted average number of common shares outstanding:
Basic	10,421,629	10,541,853	10,465,736	10,002,926
Diluted	10,421,629	10,541,853	10,465,736	10,002,926

See accompanying notes to condensed consolidated financial statements.

Back toTable of Contents

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(5,870,341)	$(9,367,728)
Loss from discontinued operations	-	106,858
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	660,515	713,071
Unrealized loss (gain) on derivatives	(215,300)	126,983
Amortization of debt issue costs	16,900	16,899
Amortization of intangible assets	9,463	5,710
Accretion expense	56,340	50,750
Abandonment costs incurred	51,352	(3,685)
Common stock issued for services	50,000	119,000
Changes in operating assets and liabilities (net of effects of acquisition in 2012)
Restricted cash	62,226	(538)
Accounts receivable	6,416,559	(5,589,773)
Prepaid expenses and other current assets	(36,072)	24,272
Deposits	(4,213)	(775,921)
Inventory	(1,033,422)	810,594
Accounts payable, accrued expenses and other liabilities	(4,233,122)	8,736,277
Accounts payable, related party	913,401	2,022,546
Net cash used in operating activities - continuing operations	(3,155,714)	(3,004,685)
Net cash used in operating activities - discontinued operations	-	(12,577)
Net cash used in operating activities	(3,155,714)	(3,017,262)

INVESTING ACTIVITIES
Capital expenditures	(887,970)	(2,074,137)
Proceeds from sale of assets	201,000	-
Cash acquired on acquisition	-	1,674,594
Net cash used in investing activities	(686,970)	(399,543)

FINANCING ACTIVITIES
Proceeds from issuance of debt	3,705,191	4,252,847
Payments on long-term debt	(60,876)	(356,651)
Proceeds from notes payable	15,032	16,000
Payments on notes payable	(56,740)	(18,925)
Net cash provided by financing activities	3,602,607	3,893,271
Net increase (decrease) in cash and cash equivalents	(240,077)	476,466

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	420,896	1,822
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$180,819	$478,288

Supplemental Information:
Non-cash operating activities
Reduction in accounts receivable in exchange for treasury stock received	$800,000	$-
Non-cash investing and financing activities:
Financing of insurance premiums	$-	$82,560
Related party payable converted to equity	$-	$993,732
Acquisition of Blue Dolphin at fair value, inclusive
of cash acquired of $1,674,594	$-	$18,046,154
Accrued services payable converted to common stock	$50,000	$119,000

See accompanying notes to condensed consolidated financial statements.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

(1)	Organization

Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) is a Delaware corporation that was formed in 1986 as a holding company. We are primarily an independent refiner and marketer of petroleum products. Our primary asset is a fifty-six (56) acre crude oil and condensate processing facility, which is located in Nixon, Wilson County, Texas (the “Nixon Facility”). As part of our refining business segment we also conduct petroleum storage and terminaling operations. These operations involve the storage of petroleum under third-party lease agreements at the Nixon Facility. We also own and operate pipeline assets and have leasehold interests in oil and gas properties. See “Note (4) Business Segment Information” for further discussion of our business segments.

We conduct substantially all of our operations through our wholly-owned subsidiaries. Our operating subsidiaries include:

●	Lazarus Energy, LLC, a Delaware limited liability company (petroleum processing assets) (“LE”);
●	Lazarus Refining & Marketing, LLC, a Delaware limited liability company (petroleum storage and terminaling) (“LRM”);
●	Blue Dolphin Pipe Line Company, a Delaware corporation (pipeline operations);
●	Blue Dolphin Petroleum Company, a Delaware corporation (exploration and production activities);
●	Blue Dolphin Services Co., a Texas corporation (administrative services);
●	Blue Dolphin Exploration Company, a Delaware corporation (exploration and production investments) (“BDEX”); and
●	Petroport, Inc., a Delaware corporation (inactive).

(2)	Basis of Presentation

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

Operations associated with the North Sumatra Basin – Langsa Field offshore Indonesia (“Indonesia”), which were previously reported as part of our Oil and Gas Exploration & Production business segment, have been presented as discontinued operations in the condensed consolidated financial statements. See “Note (12) Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

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

Use of Estimates

We have made a number of estimates and assumptions related to the reporting of our consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. While we believe current estimates are reasonable and appropriate, actual results could differ from those estimated.

Cash and Cash Equivalents

Cash equivalents include liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, exceed insured limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts. Cash and cash equivalents amounted to $180,819 and $420,896 at June 30, 2013 and December 31, 2012, respectively.

Restricted Cash

Restricted cash was $27,367 and $89,593 at June 30, 2013 and December 31, 2012, respectively. These amounts relate to escrow accounts for potential environmental matters and loan repayments.

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

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at banks located in Houston, Texas. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000. We had uninsured balances of $0 and $170,896 at June 30, 2013 and December 31, 2012, respectively.

For the three months ended June 30, 2013, we had four customers that accounted for approximately 81% of our refined petroleum product sales. These four customers represented approximately $6.6 million in accounts receivable at June 30, 2013. For the six months ended June 30, 2013, we had five customers that accounted for approximately 91% of our refined petroleum product sales. These five customers represented approximately $7.5 million in accounts receivable at June 30, 2013.

For the three months ended June 30, 2012, we had three customers that accounted for approximately 79% of our refined petroleum product sales. These three customers represented approximately $3.4 million in accounts receivable at June 30, 2012. For the six months ended June 30, 2012, we had three customers that accounted for approximately 69% of our refined petroleum product sales. These three customers represented approximately $3.4 million in accounts receivable at June 30, 2012.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Inventory

Our inventory primarily consists of refined petroleum products valued at lower of cost or market with costs being determined by the average cost method.

Price-Risk Management Activities

We utilize an inventory risk management policy under which Genesis Energy, LLC (“Genesis”) may, but is not required to, use derivative instruments as economic hedges to reduce refined petroleum products and crude oil inventory commodity price risk. We follow FASB ASC guidance for derivatives and hedging related to stand alone derivative instruments. These contracts are not subject to hedge accounting treatment under FASB ASC guidance. Although such hedge positions are direct contractual obligations of Genesis and not us, we record the fair value of these Genesis hedges in our condensed consolidated balance sheet each quarter because of contractual arrangements between Genesis and us under which we are effectively exposed to the potential gains or losses. Changes in the fair value from quarter to quarter are recognized in our condensed consolidated statement of operations.

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

For financial reporting purposes, depreciation of refinery and facilities is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities are placed in service.

Management has evaluated the FASB ASC guidance related to asset retirement obligations (“AROs”) for our refinery and facilities. Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities. Further, management believes that these assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the three and six months ended June 30, 2013 and 2012.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis. Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Our U.S. Gulf of Mexico oil and gas properties were uneconomical for the three and six months ended June 30, 2013 due to leases being relinquished and fields being shut-in by operators. We disposed of our operations in Indonesia in 2012.

Pipelines and Facilities Assets. Pipelines and facilities assets have historically been recorded at cost. Following the impairment of our pipeline fixed assets in 2012, we record pipelines and facilities assets at the lower of cost or net realizable value. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom.

Construction in Progress. Construction in progress expenditures related to refurbishment activities at the Nixon Facility are capitalized as incurred. Depreciation begins once the asset is placed in service.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Intangibles – Goodwill and Other

Goodwill. We recognized goodwill in connection with our reverse merger with LE. Goodwill has an indefinite useful life and represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. We do not amortize goodwill in accordance with FASB ASC guidance related to intangibles, goodwill and other. We perform an impairment test annually in the fourth quarter.

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

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the subsequent reversal of goodwill impairment losses is not permitted. The determination of fair value required us to make significant estimates and assumptions. These estimates and assumptions primarily included, but were not limited to, revenue growth and operating earnings projections, discount rates, growth rates and required capital expenditure projections. Due to the inherent uncertainty involved in making these estimates, actual results could have differed materially from our estimates. As a result of our evaluation, we recognized a non-cash impairment charge of $1,445,720 related to goodwill during the fourth quarter of 2012. The impairment recognized during 2012 represented 100% of goodwill.

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

Back toTable of Contents

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

Debt issue costs, net of accumulated amortization, totaled $515,435 and $532,335 at June 30, 2013 and December 31, 2012, respectively. Accumulated amortization was $160,545 and $143,645 at June 30, 2013 and December 31, 2012, respectively, and is being amortized over the life of the Refinery Note. For the three and six months ended June 30, 2013, amortization expense, which is included in interest expense, was $8,450 and $16,900, respectively. For the three and six months ended June 30, 2012, amortization expense, which is included in interest expense, was $8,450 and $16,900, respectively. See “Note (14) Notes Payable” and “Note (17) Long-Term Debt” of this report for additional disclosures related to the Refinery Note.

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

Customers assume the risk of loss when title is transferred. Transportation, shipping and handling costs incurred are included in cost of refined petroleum products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

Tank Storage Rental Revenue. Revenue from tank storage rental is recorded on a straight line basis in accordance with the terms of the related lease agreement. The lessee is invoiced monthly for the amount of rent due for the related period.

Recognition of Oil and Gas Revenue. Sales from producing wells are recognized on the entitlement method of accounting, which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at June 30, 2013 was not material.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. See “Note (20) Income Taxes” for further details.

Back toTable of Contents

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

We recorded an ARO liability related to future asset retirement costs associated with dismantling, relocating or disposing of our offshore platform, pipeline systems and related onshore facilities, as well as plugging and abandonment of wells and land and sea bed restoration costs. We develop these cost estimates for each of our assets based upon regulatory requirements, platform structure, water depth, reservoir characteristics, reservoir depth, equipment market demand, current procedures and construction and engineering consultations. Because these costs typically extend many years into the future, estimating these future costs are difficult and require management to make judgments that are subject to future revisions based upon numerous factors, including changing technology, political and regulatory environments. We review our assumptions and estimates of future abandonment costs on a quarterly basis.

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

Back toTable of Contents

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

The number of shares related to options, warrants, restricted stock and similar instruments included in diluted EPS is based on the “Treasury Stock Method” prescribed in FASB ASC guidance for computation of EPS. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and for restricted stock the amount of compensation cost attributed to future services which has not yet been recognized and the amount of current and deferred tax benefit, if any, that would be credited to additional paid-in-capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

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

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

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

Segment financials for the three months ended June 30, 2013 (and at June 30, 2013) were as follows:

	Three Months Ended June 30, 2013
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total

Revenues	$104,312,768	$77,105	$-	$-	$104,389,873
Operation cost(2)	(108,600,407)	(122,066)	(42,395)	(398,908)	(109,163,776)
Other non-interest income	278,349	-	-	-	278,349
EBITDA	$(4,009,290)	$(44,961)	$(42,395)	$(398,908)

Depletion, depreciation and amortization					(331,727)
Other income (expense), net					(279,729)

Loss from continuing operations,
before income taxes					$(5,107,010)

Loss from discontinued operations					$-

Capital expenditures	$357,744	$-	$-	$-	$357,744

Identifiable assets(3)	$47,519,385	$1,620,019	$19,299	$778,160	$49,936,863
__________________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue. In addition, the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations group. Cost of refined products sold includes a realized loss of $212,001 and an unrealized gain of $79,200.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Segment financials for the three months ended June 30, 2012 (and at June 30, 2012) were as follows:

	Three Months Ended June 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total

Revenues	$84,416,296	$124,476	$1,226	$-	$84,541,998
Operation cost(2)	(90,369,807)	(241,503)	(218,085)	(378,780)	(91,208,175)
Other non-interest income	81,364	-	-	-	81,364
EBITDA	$(5,872,147)	$(117,027)	$(216,859)	$(378,780)

Depletion, depreciation and amortization					(463,028)
Other income (expense), net					(273,068)

Loss from continuing operations,
before income taxes					$(7,320,909)

Loss from discontinued operations					$(94,344)

Capital expenditures	$724,805	$-	$-	$-	$724,805

Identifiable assets(3)	$44,975,160	$11,914,226	$5,506,385	$1,014,185	$63,409,956
__________________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Segment financials for the six months ended June 30, 2013 (and at June 30, 2013) were as follows:

	Six Months Ended June 30, 2013
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total

Revenues	$213,484,275	$150,253	$-	$-	$213,634,528
Operation cost(2)	(217,664,084)	(218,901)	(100,059)	(858,052)	(218,841,096)
Other non-interest income	556,699	-	-	-	556,699
EBITDA	$(3,623,110)	$(68,648)	$(100,059)	$(858,052)

Depletion, depreciation and amortization					(660,515)
Other income (expense), net					(559,957)

Loss from continuing operations, before income taxes					$(5,870,341)

Loss from discontinued operations					$-

Capital expenditures	$887,970	$-	$-	$-	$887,970

Identifiable assets(3)	$47,519,385	$1,620,019	$19,299	$778,160	$49,936,863
__________________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue. In addition, the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations group. Cost of refined products sold includes a realized loss of $248,441 and an unrealized gain of $215,300.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Segment financials for the six months ended June 30, 2012 (and at June 30, 2012) were as follows:

	Six Months Ended June 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$130,187,259	$194,386	$7,282	$-	$130,388,927
Operation cost(2)	(137,232,245)	(437,220)	(422,372)	(496,419)	(138,588,256)
Other non-interest income	175,319	-	-	-	175,319
EBITDA	$267,594,823	$631,606	$429,654	$496,419

Depletion, depreciation and amortization					(718,781)
Other income (expense), net					(504,935)

Loss from continuing operations, before income taxes					$(9,247,726)

Loss from discontinued operations					$(106,858)

Capital expenditures	$2,074,137	$-	$-	$-	$2,074,137

Identifiable assets(3)	$44,975,160	$11,914,226	$5,506,385	$1,014,185	$63,409,956

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Back toTable of Contents

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

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair values at June 30, 2013 and December 31, 2012 due to their short-term maturities. The fair value of our long-term debt and short-term notes payable at June 30, 2013 and December 31, 2012 was $19,453,025 and $15,850,418, respectively. The following table represents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and the basis for that measurement:

		Fair Value Measurement at June 30, 2013 Using
Financial assets:	Carrying Value as at June 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$79,200	$79,200	$-	$-

Carrying amounts of commodity contracts executed by Genesis are reflected as other current assets or other current liabilities in the condensed consolidated balance sheets.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(6)	Refined Petroleum Products and Crude Oil Inventory Risk Management

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

As of June 30, 2013, we had the following obligations based on futures contracts of refined petroleum products and crude oil that were entered into as economic hedges through Genesis. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in barrels):

	Notional Contract Volumes by Year of Maturity
Inventory positions (futures):	2013	2014	2015	2016

Refined petroleum products and crude oil -
net short (long) positions	45,000	-	-	-

The following table provides the location and fair value amounts of derivative instruments that are reported in the consolidated balance sheets at June 30, 2013 and December 31, 2012:

		Fair Value
		June 30,	December 31,
Asset Derivatives	Balance Sheets Location	2013	2012

	Prepaid expenses and other current
	assets (accrued expenses and other
Commodity contracts	current liabilities)	$79,200	$(136,100)

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following table provides the effect of derivative instruments on the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

		Gain (Loss) Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	Statements of Operations Location	2013	2012	2013	2012

Commodity contracts	Cost of refined products sold	$55,350	$-	$(33,141)	$-

(7)	Concentration of Risk

Key Supplier. GEL TEX Marketing, LLC (“GEL”), an affiliate of Genesis, is the exclusive supplier of crude oil to the Nixon Facility pursuant to the Crude Supply Agreement, which expires on August 12, 2014.

Significant Customers. Customers of our refined petroleum products include distributors, wholesalers and refineries primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). We have bulk term contracts in place with most of our customers. Many of these arrangements are subject to periodic renegotiation, which could result in us receiving higher or lower relative prices for our refined petroleum products.

Sales by Product. All of our refined petroleum products are currently sold in the United States. The following table summarizes the percentages of all refined petroleum products sales to total sales:

	Six Months Ended June 30,
	2013	2012

Low-sulfur diesel	49.8%	45.6%
Naphtha	26.3%	26.8%
Atmospheric gas oil	23.8%	27.1%
Reduced crude	0.1%	0.5%

	100.0%	100.0%

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(8)	Prepaid Expenses and Other Current Assets

Prepaid balances consisted of the following:

	June 30,	December 31,
	2013	2012

Prepaid insurance	$101,673	$185,814
Prepaid restructuring fees	50,000	-
Employee advances	-	22,500
Prepaid loan closing fees	33,513	20,000
Unrealized hedging gains	79,200	-
	$264,386	$228,314

(9)	Deposits

Deposit balances consisted of the following:

	June 30,	December 31,
	2013	2012

Utility deposits	$31,250	$36,500
Equipment deposits	124,526	124,526
Tax bonds	792,000	792,000
Purchase option deposits	283,421	283,421
Rent deposits	9,463	-
	$1,240,660	$1,236,447

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(10)	Inventories

Inventory balances consisted of the following:

	June 30,	December 31,
	2013	2012

Low-sulfur diesel	$1,054,402	$397,240
Naphtha	1,510,195	1,562,055
Atmospheric gas oil	750,476	322,356
Crude	19,041	19,041
	$3,334,114	$2,300,692

(11)	Property, Plant and Equipment, Net

Property and equipment consisted of the following:

	June 30,	December 31,
	2013	2012

Refinery and facilities	$34,734,307	$34,000,199
Pipelines and facilities	1,233,811	1,233,811
Onshore separation and handling facilities	325,435	325,435
Land	577,965	577,965
Other property and equipment	443,939	577,567
	37,315,457	36,714,977

Less: Accumulated depletion, depreciation and amortization	2,334,665	1,674,151
	34,980,792	35,040,826

Construction in Progress	907,748	821,259

Property, Plant and Equipment, Net	$35,888,540	$35,862,085

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(12)	Discontinued Operations

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

The following is a summary of the operating results of our discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$-	$248,855	$-	$443,139

Lease operating expenses	-	273,341	-	455,716
Depletion, depreciation and amortization	-	57,362	-	79,571
Accretion expense	-	12,496	-	14,710
Total costs and expenses	-	343,199	-	549,997

Loss from discontinued operations, net of tax	$-	$(94,344)	$-	$(106,858)

(13)	Accounts Payable, Related Party

LEH, which owns approximately 80% of our issued and outstanding common stock, manages and operates the Nixon Facility and our other operations (the “Services”) pursuant to a Management Agreement dated February 15, 2012 (the “Management Agreement”).

Pursuant to the Management Agreement, LEH receives as compensation for Services, the right to receive (i) weekly payments not to exceed $750,000 per month, (ii) reimbursement for certain accounting costs related to the preparation of financial statements of LE not to exceed $50,000 per month, (iii) $0.25 for each barrel processed at the Nixon Facility during the term of the Management Agreement, up to a maximum quantity of 10,000 barrels per day determined on a monthly basis, and (iv) $2.50 for each barrel in excess of 10,000 barrels per day processed at the Nixon Facility during the term of the Management Agreement, determined on a monthly basis. We further agreed to reimburse LEH at cost for all reasonable expenses incurred while performing the Services. All compensation owed to LEH under the Management Agreement is to be paid to LEH within 30 days of the end of each calendar month. The Management Agreement expires upon the earliest to occur of (a) the date of the termination of the Joint Marketing Agreement between LE and GEL dated August 12, 2011 (the “Joint Marketing Agreement”), which has an initial term of three years and year-to-year renewals at the option of either party thereafter, (b) August 12, 2014, or (c) upon written notice of either party to the Management Agreement of a material breach of the Management Agreement by the other party. If the Management Agreement is renewed after the expiration of its initial term, then it will thereafter be reviewed on an annual basis by our Board of Directors (the “Board”) and it may be terminated if the Board determines that the Management Agreement is no longer in our best interests.

Aggregate amounts expensed for Services at the Nixon Facility for the three months ended June 30, 2013 and 2012 were $2,724,644 (approximately $2.70 per barrel) and $2,239,914 (approximately $2.85 per barrel). Aggregate amounts expensed for Services at the Nixon Facility for the six months ended June 30, 2013 and 2012 were $5,469,853 (approximately $2.75 per barrel) and $3,302,665 (approximately $2.80 per barrel). At June 30, 2013 and December 31, 2012, the amounts outstanding to LEH were $2,507,422 and $1,594,021, respectively, and are reflected in accounts payable, related party in the condensed consolidated balance sheets.

Herbert N. Whitney, a member of our Board, currently serves as a consultant to LEH. Jonathan P. Carroll, our Chief Executive Officer, President, Assistant Treasurer and Secretary, is also a member of LEH. Tommy L. Byrd, our interim Chief Financial Officer, Treasurer and Assistant Secretary, is also an employee of LEH.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(14)	Notes Payable

Notes payable at June 30, 2013 and December 31, 2012 was $46,136 and $43,941, respectively.

Short-Term Note for Financing Costs. The balance on a short-term note issued in January 2010 in the amount of $100,000 as payment for financing costs was $34,865 and $39,866 at June 30, 2013 and December 31, 2012, respectively. The unsecured note, which bears interest at a base rate of 10% and a default rate of 18%, was originally due in January 2012. The due date has been extended to December 2013.

Short-Term Capital Leases. The balance on short-term notes under capital lease agreements was $11,271 and $0 at June 30, 2013 and December 31, 2012, respectively. In January 2013 we acquired a pressure washer under an interest-free, short-term capital lease. Capital leases totaling $1,250, which were classified as long-term debt at December 31, 2012, have been re-classified to short-term debt at June 30, 2013 as they mature at various dates through February 2014. These capital leases have interest rates ranging from 0% to 13.04%. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or their estimated productive lives.

The balance on a short-term note related to previously owned trucks for use at the Nixon Facility was $0 and $4,075 at June 30, 2013 and December 31, 2012, respectively. The unsecured note bore interest at 5%.

(15)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2013	2012

Excise taxes	$283,640	$292,303
Turnaround expenses	63,646	-
Transportation	-	69,551
Other payable	252,199	134,501
Property taxes	27,000	-
Insurance	22,440	-
Unrealized hedging loss	-	136,100
Unearned revenue	65,000	92,783
	$713,925	$725,238

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(16)	Asset Retirement Obligations

Refinery and Facilities

Management has concluded that there is no legal or contractual obligation to dismantle or remove the Nixon Refinery and related facilities assets. Management believes that the Nixon Refinery and related facilities assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques.

Oil and Gas Properties and Pipelines and Facilities Assets

We have AROs associated with the future abandonment, dismantlement and removal of our oil and gas properties, as well as our pipelines and facilities assets, as follows:

Asset retirment obligations at December 31, 2012	$921,260
Liabilities settled	(8,244)
Accretion expense	56,341
969,357

Less: current portion of asset retirement obligations	85,347

Asset retirement obligations, long-term balance
at June 30, 2013	$884,010

For the three months ended June 30, 2013, we recognized $23,901 in abandonment expense for AROs associated with our High Island A-7 oil and gas property. Abandonment costs for High Island A-7, which exceeded the ARO liability, were recognized as a loss during the period. We will record additional plugging and abandonment costs for High Island A-7 as information becomes available from the operator, Apache Corp., to substantiate actual and/or probable costs.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(17)	Long-Term Debt

Our long-term debt consists of notes payable, construction financing and capital leases, as follows:

	June 30,	December 31,
	2013	2012

Refinery Note	$9,256,114	$9,298,183
Construction and Funding Agreement	8,850,775	5,206,175
Notre Dame Debt	1,300,000	1,300,000
Captial Leases	-	2,119
	19,406,889	15,806,477
Less: Current portion of long-term debt	10,741,114	1,816,960
	$8,665,775	$13,989,517

Refinery Note. On September 29, 2008 LE entered into a loan agreement (the “Loan Agreement”) with First International Bank (“FIB”) as evidenced by that certain promissory note, of even date with the Loan Agreement, in the original principal amount of $10,000,000 (the “Refinery Note”). The Refinery Note accrues interest at a rate of prime plus 2.25% (effective rate of 5.50% at June 30, 2013) and has a maturity date of October 1, 2028 (the “Maturity Date”). LE’s obligations under the Refinery Note are secured by a Deed of Trust (the “Deed of Trust”) of even date with the Loan Agreement. The Refinery Note is further secured by a Security Agreement (the “Security Agreement” and, together with the Loan Agreement, the Refinery Note and Deed of Trust, the “Refinery Loan Documents”) also of even date with the Refinery Note, which Security Agreement covers various items of collateral including a first lien on the Nixon Facility and general assets of LE. Previously, we were in default under our Refinery Loan Documents and, on August 12, 2011, the Loan Agreement and Refinery Note were subject to a forbearance agreement (the “Forbearance Agreement”). The principal balance outstanding on the Refinery Note was $9,256,114 and $9,298,183 at June 30, 2013 and December 31, 2012, respectively. Interest was accrued on the Refinery Note in the amount of $38,181 and $250,070 at June 30, 2013 and December 31, 2012, respectively.

Pursuant to the Forbearance Agreement, FIB agreed to forbear further from exercising its rights and remedies under the Refinery Loan Documents in order to permit us to pay all arrearages and fees (the “Arrearages”). The Forbearance Agreement commenced on August 12, 2011 and expired on August 12, 2013. To date, all Arrearages have been fully paid. In addition, the Loan Agreement and the Refinery Note are no longer subject to the Forbearance Agreement, and the Refinery Loan Documents have been fully reinstated in accordance with the terms and conditions thereof. The Loan Agreement has various financial covenants relating to a current ratio and debt to net worth. If currently measured, we would be in violation of these covenants. We do not expect to cure these violations before the next measurement date, which is September 30, 2013. As a resault, the Refinery Note has been included in the current portion of long-term debt on the condensed consolidated balance sheet as of June 30, 2013.

In October 2011, the Refinery Loan Documents were acquired by American First National Bank (“AFNB”). On June 1, 2013, AFNB and LE amended the Refinery Note (the “Note Modification Agreement”). Pursuant to the Note Modification Agreement, the monthly principal and interest payment due under the Refinery Note is $75,310. Other than modification of the payment terms under the Refinery Note, the terms under the Loan Agreement and the Refinery Note remain the same through the Maturity Date and the Refinery Loan Documents remain in full force and effect.

Construction and Funding Agreement. In August 2011, Milam committed funding for the completion of the Nixon Facility’s refurbishment and start-up operations. We started making payments under the Construction and Funding Agreement in the first quarter of 2012. All amounts advanced under the Construction and Funding Agreement bear interest at a rate of 6% annually. The principal balance outstanding on the Construction and Funding Agreement was $8,850,775 and $5,206,175 at June 30, 2013 and December 31, 2012, respectively. Interest was accrued on the Construction and Funding Agreement in the amount of $536,052 and $386,695 at June 30, 2013 and December 31, 2012, respectively. There are no financial covenants associated with this obligation.

See “Note (21) Commitments and Contingencies” of this report for additional disclosures related to amendments to the Joint Marketing Agreement, which previously added to our obligation amount under the Construction and Funding Agreement.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Notre Dame Debt. LE entered into a loan with Notre Dame Investors, Inc. as evidenced by that certain promissory note in the original principal amount of $8,000,000, which is currently held by John Kissick (the “Notre Dame Debt”). The Notre Dame Debt, which is currently in default, accrues interest at a default rate of 16% and is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the Nixon Facility and general assets of LE. The principal balance outstanding on the Notre Dame Debt was $1,300,000 at June 30, 2013 and December 31, 2012. Interest was accrued on the Notre Dame Debt in the amount of $961,929 and $858,784 at June 30, 2013 and December 31, 2012, respectively. There are no financial covenants associated with the Notre Dame Debt.

Pursuant to an Intercreditor and Subordination Agreement dated September 29, 2008, the holder of the Notre Dame Debt and Subordinated Deed of Trust agreed to subordinate its interest and liens on the Nixon Facility and general assets of LE in favor of the holder of the Refinery Note, the Deed of Trust and Security Agreement.

Pursuant to an Intercreditor and Subordination Agreement dated August 12, 2011, the holder of the Notre Dame Debt and Subordinated Deed of Trust agreed to subordinate its interest and liens on the Nixon Facility and general assets of LE in favor of Milam under the Construction and Funding Agreement.

Capital Leases. Capital lease obligations previously classified as long-term debt were reclassified to short-term notes payable in 2013 as they mature in February 2014. Long-term capital lease obligations totaled $0 and $2,119 at June 30, 2013 and December 31, 2012.

(18)	Leases

We are currently under a ten-year lease agreement that expires in 2017 for office space in downtown Houston, Texas. The Houston office serves as our company headquarters. The current minimum monthly payment is $9,463 per month. The office lease agreement provides for periodic rent escalations or rent holidays over the term of the lease, which is recognized on a straight-line basis. For the three months ended June 30, 2013 and 2012, rent expense for the office lease was $25,161 and $28,344, respectively. For the six months ended June 30, 2013 and 2012, rent expense for the office lease was $51,221 and $52,121, respectively.

(19)	Treasury Stock

On November 6, 2012, BDEX entered into a Sale and Purchase Agreement with Blue Sky to dispose of its 7% undivided working interest in Indonesia. The non-cash transaction was completed on February 28, 2013. Blue Sky’s consideration to BDEX for Indonesia was 150,000 shares of common stock, which represented a recovery of a significant portion of the 342,857 shares of common stock BDEX paid Blue Sky to acquire Indonesia in 2010. We are holding the 150,000 shares acquired from Blue Sky as treasury stock. As of June 30, 2013, there were 150,000 shares of treasury stock.

(20)	Income Taxes

LE is a limited liability company and, prior to the Merger, its taxable income or net operating losses (“NOLs”) flowed through to its sole member for federal and state income tax purposes. Blue Dolphin is a “C” corporation and is a taxable entity for federal and state income tax purposes. Upon the Merger, LE became the subsidiary of Blue Dolphin and LE’s taxable income or NOLs flowed through to Blue Dolphin for federal and state income tax purposes. However, Section 382 of the Internal Revenue Code imposes a limitation on Blue Dolphin’s use of LE’s NOLs. The amount of NOLs subject to such limitations is approximately $18.5 million. Nevertheless, the NOLs generated subsequent to the Merger, approximately $13.3 million, is not subject to any such limitation. For the three and six months ended June 30, 2013, we did not recognize any deferred tax assets resulting from our NOLs due to the uncertainty of their use.

For the three months ended June 30, 2013 and 2012, income tax expense was $0 and income tax benefit was $17,419, respectively. For the six months ended June 30, 2013 and 2012, income tax expense was $0 and $13,144, respectively. Income tax expense and benefit related to the State of Texas margins tax (“TMT”). TMT is a form of business tax imposed on gross margin revenue to replace the state of Texas’ prior franchise tax structure. Although TMT is imposed on an entity’s gross profit revenue rather than on its net income, certain aspects of TMT make it similar to an income tax.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(21)	Commitments and Contingencies

Management Agreement

See “Note (13) Accounts Payable, Related Party” of this report for additional disclosures related to the Management Agreement.

Genesis Agreements

We continue to be dependent on our relationship with Genesis and its affiliates. Our relationship with Genesis is governed by three agreements:

●
Crude Supply Agreement -- Pursuant to the Crude Supply Agreement, GEL, an affiliate of Genesis, is the exclusive supplier of crude oil to the Nixon Facility. We are not permitted to buy crude oil from any other source without GEL’s express written consent. GEL supplies crude oil to LE at cost plus freight expense and any costs associated with GEL’s hedging. All crude oil supplied to LE pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described below. In addition, GEL has a first right of refusal to use three storage tanks at the Nixon Facility during the term of the Crude Supply Agreement. Subject to certain termination rights, the Crude Supply Agreement has an initial term of three years, expiring on August 12, 2014. After the expiration of its initial term, the Crude Supply Agreement automatically renews for successive one year terms unless either party notifies the other party of its election to terminate the Crude Supply Agreement within 90 days of the expiration of the then current term.

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

The Construction and Funding Agreement places restrictions on LE, which prohibit LE from: incurring any debt (except debt that is subordinated to amounts owed to Milam or GEL); selling, discounting or factoring its accounts receivable or its negotiable instruments outside the ordinary course of business while no default exists; suffering any change of control or merging with or into another entity; and certain other conditions listed therein. As of the date hereof, Milam can terminate the Construction and Funding Agreement for a breach or upon termination of the Refinery Note Forbearance Agreement. If Milam terminates the Construction and Funding Agreement, then: (i) Milam and LE are required to execute a forbearance agreement, the form of which has been previously agreed to, pursuant to which LE will pay Milam a fee of $150,000 per month in order to maintain the forbearance (such amount shall be credited against the amount owed) for a period of six months (during which time Milam will agree not to foreclose pursuant to the Construction and Funding Agreement and, thus, LE has the right to find financing to pay off such amounts), (ii) Milam shall be entitled to receive payment in full for all obligations owed under the Construction and Funding Agreement, (iii) all liens in favor of Milam will remain in full force and effect until released in accordance with the terms of the Construction and Funding Agreement and (iv) upon repayment of all obligations owed to Milam pursuant to the terms of the forbearance agreement executed by Milam and LE, LE shall have no further obligations to Milam or its affiliates under the Construction and Funding Agreement.

Back toTable of Contents

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

The Joint Marketing Agreement contains negative covenants that restrict LE’s actions under certain circumstances. For example, LE is prohibited from making any modifications to the Nixon Facility or entering into any contracts with third-parties that would materially affect or impair GEL’s or its affiliates’ rights under the agreements set forth above. The Joint Marketing Agreement has an initial term of three years expiring on August 12, 2014. After the expiration of its initial term, the Joint Marketing Agreement shall be automatically renewed for successive one year terms unless either party notifies the other party of its election to terminate the Joint Marketing Agreement within 90 days of the expiration of the then current term. The Joint Marketing Agreement also provides that it may be terminated prior to the end of its then current term under certain circumstances.

Back toTable of Contents

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

(c)
In February 2013, Milam paid a vendor $64,358 (the “Settlement Payment”), which represented amounts outstanding by LE for services rendered at the Nixon Facility plus the vendor’s legal fees. In addition, Milam and GEL incurred legal fees and expenses related to settling the matter. In a letter agreement between LE, GEL and Milam dated February 21, 2013, the parties agreed to modify the Joint Marketing Agreement such that, from and after January 1, 2013, the Gross Profit shall be distributed first to GEL, prior to any other distributions or payments to the parties to the Joint Marketing Agreement until GEL has received aggregate distributions as provided in the December 2012 Letter Agreement plus the Settlement Payment and Milam and GEL incurred legal fees and expenses.

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

As of June 30, 2013, total advances under the Construction and Funding Agreement, including Deficit Amounts, were $8,850,775. As of June 30, 2013, pursuant to amendments and clarifications to the Joint Marketing Agreement, the net Deficit Amount included in our obligation amount under the Construction and Funding Agreement was $5,395,050.

Refinery Note

As of June 30, 2013, the principal balance outstanding on the Refinery Note was $9,256,114. During the three months ended June 30, 2013, GEL paid AFNB in the amount of $178,646 to repay all Arrearages.

Back toTable of Contents

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

In the event we exercise the option to purchase the Ingleside Refinery, Blue Dolphin and LEH will enter into a definitive purchase and sale agreement. We paid LEH a fully refundable sum of $100,000 in cash as consideration to purchase the exclusive option. Upon exercise of the exclusive option to purchase the Ingleside Refinery, we will assume all outstanding liabilities, including a note payable, and reimburse LEH for costs associated with the acquisition, refurbishment and environmental remediation of the site. The parties continue to monitor such refurbishment and remediation efforts as a prerequisite to determining the purchase price. If there is a material difference between LEH’s expenditures for such remediation efforts and our desired purchase price, LEH has agreed to refund us the purchase price for the Ingleside Refinery option.

Lazarus Energy Development, LLC (“LED”) Option

In connection with the Merger, we purchased an exclusive option, which expires on September 4, 2013, from LEH to acquire all of the issued and outstanding membership interests of LED, a Delaware limited liability company and a wholly-owned subsidiary of LEH. LED owns approximately 46 acres of real property, which is located adjacent to the Nixon Facility in Nixon, Wilson County, Texas. We paid LEH a fully refundable sum of $183,421 in cash as consideration to purchase this option.

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

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(22)	Earnings Per Share

The following table provides reconciliation between basic and diluted loss per share on a continuing and discontinued operations basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Loss from continuing operations, net of tax	$(5,107,010)	$(7,303,490)	$(5,870,341)	$(9,260,870)
Loss from discontinued operations, net of tax	-	(94,344)	-	(106,858)
Net loss	(5,107,010)	(7,397,834)	(5,870,341)	(9,367,728)

Basic and diluted loss per common share
Continuing operations	$(0.49)	$(0.69)	$(0.56)	$(0.93)
Discontinued operations	$-	$(0.01)	$-	$(0.01)
Basic and diluted loss per common share	$(0.49)	$(0.70)	$(0.56)	$(0.94)

Basic and Diluted
Weighted average number of shares of common stock
outstanding and potential dilutive shares of common stock	10,421,629	10,541,853	10,465,736	10,002,926

Diluted EPS is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three and six months ended June 30, 2013 and 2012 excludes stock options outstanding as they would be anti-dilutive.

For the three months ended June 30, 2012, the weighted average number of shares of common stock outstanding was computed as LE’s number of shares of common stock outstanding from January 1, 2012 to February 15, 2012 (the beginning of the period to the date of LE’s acquisition by Blue Dolphin) combined with Blue Dolphin’s number of shares of common stock outstanding from February 15, 2012 to June 30, 2012 (the date of LE’s acquisition by Blue Dolphin to the end of the period). For the period prior to the date of LE’s acquisition by Blue Dolphin, LE’s number of shares of common stock was computed as LE’s one member unit prior to the acquisition multiplied by the exchange ratio of 8,426,456 shares for the one member unit.

(23)	Stock Options

Our 2000 Stock Incentive Plan (the “Plan”) offers incentive awards to employees, including officers (whether or not they are directors), consultants and non-employee directors. The Plan was initially established by the Blue Dolphin Board on April 14, 2000 and approved by Blue Dolphin’s stockholders on May 18, 2000. The Plan was amended effective March 19, 2003 and ratified by Blue Dolphin’s stockholders on May 21, 2003 to increase the common stock available for issuance under the Plan from 500,000 shares to 650,000 shares (Amendment No. 1). The Plan was further amended effective April 5, 2007 and ratified by Blue Dolphin’s stockholders effective May 30, 2007 to increase the common stock available for issuance under the Plan from 650,000 shares to 1,200,000 shares (Amendment No. 2). Effective July 16, 2010, Blue Dolphin’s stockholders approved a 1-for-7 reverse-stock-split of its common stock, which reduced the number of shares of common stock available for issuance under the Plan from 1,200,000 shares to 171,128 shares (Amendment No. 3). Effective January 27, 2012, Blue Dolphin’s stockholders approved an amendment to the Plan to change the expiration date of the Plan from 10 to 20 years (to April 14, 2020), as well as increase the aggregate number of common stock available for issuance under the Plan from 171,128 shares to 1,000,000 shares (Amendment No. 4). The Compensation Committee of the Board approved continuation of the Plan following Blue Dolphin’s reverse merger with LE.

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

Pursuant to FASB ASC guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the three and six months ended June 30, 2013.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

At June 30, 2013, there were a total of 14,642 shares of common stock reserved for issuance upon exercise of outstanding options under the Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2012	14,642	$-

Options granted	-	$-

Options exercised	-	$-

Options exercised or cancelled	-	$-

Options outstanding at June 30, 2013	14,642	$19.67	0.4	$-

Options exercisable at June 30, 2013	14,642	$19.67	0.4	$-

We recognized no compensation expense for vested stock options for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan.

For the three and six months ended June 30, 2013, we recognized $0 and $50,000 of expense related to the fair value issuance of restricted common stock to our independent directors as compensation for services rendered. For the three and six months ended June 30, 2012, we recognized $99,000 and $119,000 of expense related to the fair value issuance of restricted common stock to our independent directors as compensation for services rendered.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the risk factors, unaudited consolidated financial statements and notes included hereto, as well as the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013. In this document, the words “Blue Dolphin,” “we,” “us” and “our” refer to Blue Dolphin Energy Company and its subsidiaries.

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

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

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

We purchase crude oil and condensate for the Nixon Facility under an exclusive supply agreement with GEL TEX Marketing, LLC (“GEL”), an affiliate of Genesis, and have the ability to produce refined products such as Non-Road Locomotive and Marine Diesel Fuel (“NRLM” or “off-road diesel”), kerosene, jet fuel and intermediate products, including liquefied petroleum gas, naphtha and atmospheric gas oil. The Nixon Facility is operated as a “topping unit,” processing light crude oil and condensate from south Texas, including the Eagle Ford Shale formation, into NRLM for sale into nearby markets and naphtha and atmospheric gas oil for sale to nearby refineries for further processing. Although we currently receive feedstock by truck, the Nixon Facility has the ability to receive crude oil and condensate via pipeline. Our refined products are currently sold and delivered by truck and barge.

Pipeline Transportation

Our pipeline operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines in the U.S. Gulf of Mexico. Producers and shippers are charged a fee based on anticipated throughput volumes.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

Oil and Gas Exploration and Production

Our U.S. Gulf of Mexico oil and gas properties were uneconomic for the three and six months ended June 30, 2013 as a result of leases being relinquished and fields being shut-in by operators. On February 28, 2013 Blue Dolphin Exploration Company (‘BDEX”), a wholly owned subsidiary, completed the disposal of its 7% undivided working interest in the North Sumatra Basis – Langsa Field offshore Indonesia (“Indonesia”) pursuant to Sale and Purchase Agreement with Blue Sky Langsa Limited (“Blue Sky”) effective November 6, 2012. For the three and six months ended June 30, 2013, our oil and gas exploration and production business segment had no revenue.

Key Operating Statistics

Key operational statistics for our core business segment, refinery operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Nixon Facility

Operating days	90	88	175	148

Total refinery throughput(1)
bbls	1,008,857	786,017	1,987,662	1,177,525
bpd	11,210	8,932	11,358	7,956
Capacity utilization rate	75%	60%	76%	53%

Total refinery production
bbls	984,922	776,377	1,943,228	1,160,530
bpd	10,944	8,822	11,104	7,841
Capacity utilization rate	73%	59%	74%	52%

(1)	Total refinery throughput includes crude oil and other feedstocks.

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

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates and recent accounting pronouncements that potentially impact us are discussed in detail under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented.

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

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

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

The Construction and Funding Agreement places restrictions on LE, which prohibit LE from: incurring any debt (except debt that is subordinated to amounts owed to Milam or GEL); selling, discounting or factoring its accounts receivable or its negotiable instruments outside the ordinary course of business while no default exists; suffering any change of control or merging with or into another entity; and certain other conditions listed therein. As of the date hereof, Milam can terminate the Construction and Funding Agreement for a breach or upon termination of the Refinery Note Forbearance Agreement. If Milam terminates the Construction and Funding Agreement, then: (i) Milam and LE are required to execute a forbearance agreement, the form of which has been previously agreed to, pursuant to which LE will pay Milam a fee of $150,000 per month in order to maintain the forbearance (such amount shall be credited against the amount owed) for a period of six months (during which time Milam will agree not to foreclose pursuant to the Construction and Funding Agreement and, thus, LE has the right to find financing to pay off such amounts), (ii) Milam shall be entitled to receive payment in full for all obligations owed under the Construction and Funding Agreement, (iii) all liens in favor of Milam will remain in full force and effect until released in accordance with the terms of the Construction and Funding Agreement and (iv) upon repayment of all obligations owed to Milam pursuant to the terms of the forbearance agreement executed by Milam and LE, LE shall have no further obligations to Milam or its affiliates under the Construction and Funding Agreement.

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

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

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

(c)
In February 2013, Milam paid a vendor $64,358 (the “Settlement Payment”), which represented amounts outstanding by LE for services rendered at the Nixon Facility plus the vendor’s legal fees. In addition, Milam and GEL incurred legal fees and expenses related to settling the matter. In a letter agreement between LE, GEL and Milam dated February 21, 2013, the parties agreed to modify the Joint Marketing Agreement such that, from and after January 1, 2013, the Gross Profit shall be distributed first to GEL, prior to any other distributions or payments to the parties to the Joint Marketing Agreement until GEL has received aggregate distributions as provided in the December 2012 Letter Agreement plus the Settlement Payment and Milam and GEL incurred legal fees and expenses.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

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

As of June 30, 2013, total advances under the Construction and Funding Agreement, including Deficit Amounts, were $8,850,775. As of June 30, 2013, pursuant to amendments and clarifications to the Joint Marketing Agreement, the net Deficit Amount included in our obligation amount under the Construction and Funding Agreement was $5,395,050.

Results of Operations

Three Months Ended June 30, 2013 (the “Current Quarter”) Compared to Three Months Ended June 30, 2012 (the “Prior Quarter”)

During the Prior Quarter, the Nixon Facility, which was refurbished and began operations in February 2012, operated for a total of 88 days at 60% of operating capacity. During the Current Quarter, the Nixon Facility operated for 90 days at 75% of operating capacity.

Current Quarter Compared to Prior Quarter

Summary. For the Current Quarter we reported a loss from continuing operations, net of tax, of $5,107,010, or a loss of $0.49 per share, compared to a loss from continuing operations, net of tax, of $7,303,490, or a loss of $0.69 per share, for the Prior Quarter. We reported a loss from discontinued operations of $94,344, or a loss of $0.01 per share, in the Prior Quarter compared to no loss from discontinued operations in the Current Quarter. The loss from continuing operations, net of tax, in the Current Quarter was primarily attributable to lower refining margins.

Total Revenue from Operations. For the Current Quarter we had total revenue from operations of $104,389,873 compared to total revenue from operations of $84,541,998 for the Prior Quarter. The increase in total revenue from operations was primarily the result of a 26% increase in refined product sales at the Nixon Facility. Substantially all of our revenue in the Current Quarter came from refined product sales, which generated revenue of $104,312,768, or more than 99% of total revenue from operations, compared to $84,416,296, or more than 99% of total revenue from operations, in the Prior Quarter.

Cost of Refined Products Sold. Cost of refined petroleum products sold was $105,871,717 for the Current Quarter compared to $88,051,229 for the Prior Quarter. The increase in cost of refined products sold was primarily the result of a 26% increase in refined product sales at the Nixon Facility.

Refinery Operating Expenses. We recorded refinery operating expenses of $2,724,644 in the Current Quarter, all of which were for services provided to us by LEH to manage and operate the Nixon Facility pursuant to the Management Agreement with LEH. For the Prior Quarter, we recorded refinery operating expenses of $2,239,914. See “Part I, Item 1. Financial Statements - Note (13), Accounts Payable, Related Party” of this report for additional disclosures related to the Management Agreement.

Pipeline Operating Expenses. We recorded pipeline operating expenses of $36,408 in the Current Quarter compared to $127,502 in the Prior Quarter. The decline in pipeline operating expenses was the result of lower throughput on our pipeline systems.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

Lease Operating Expenses. Lease operating expenses totaled $14,390 in the Current Quarter compared to $25,621 in the Prior Quarter. The decline in lease operating expenses was due to leases being relinquished and fields being shut-in by operators.

General and Administrative Expenses. General and administrative expenses decreased from $734,720 in the Prior Quarter to $461,539 in the quarter. The decrease in general and administrative expenses in the Current Quarter was primarily related to lower consulting, legal and audit expenses.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization decreased from $463,028 in the Prior Quarter to $331,727 in the Current Quarter. We recorded a significant impairment to our pipeline and oil and gas assets in 2012, which reduced the carrying value of these assets and resulted in a corresponding decrease in depletion, depreciation and amortization expense.

Abandonment Expense. We recognized $23,901 of abandonment expense in the Current Quarter related to plugging and abandonment costs associated with our High Island A-7 oil and gas property. Abandonment costs for High Island A-7, which exceeded the asset retirement obligation liability, were recognized as a loss during the period. There was no comparable expense in the Prior Quarter.

Other Income. We recognized $278,349 in net tank rental revenue in the Current Quarter compared to $81,364 in the Prior Quarter. The increase in net tank rental revenue was primarily a result of additional tanks being leased.

Discontinued Operations, Net of Tax. We reported a loss from discontinued operations, net of tax, of $94,344 in the Prior Quarter compared to $0 in the Current Quarter.

Six Months Ended June 30, 2013 (the “Current Six Months”) Compared to Six Months Ended June 30, 2012 (the “Prior Six Months”)

During the Prior Six Months, the Nixon Facility, which was refurbished and began operations in February 2012, operated for a total of 148 days at 53% of operating capacity. During the Current Six Months, the Nixon Facility operated for 175 days at 76% of operating capacity.

Current Six Months Compared to Prior Six Months

Summary. For the Current Six Months we reported a loss from continuing operations, net of tax, of $5,870,341, or a loss of $0.56 per share, compared to a loss from continuing operations, net of tax, of $9,260,870, or a loss of $0.93 per share, for the Prior Six Months. We reported a loss from discontinued operations of $106,858, or a loss of $0.01 per share, in the Prior Six Months compared to no loss from discontinued operations in the Current Six Months. The loss from continuing operations, net of tax, in the Current Six Months was primarily attributable to lower refining margins combined with lost sales as a result of a planned maintenance turnaround during the first quarter of 2013. During the Current Six Months, we adopted a condition-based predictive maintenance turnaround policy and completed several smaller capital improvement projects at the Nixon Facility, such as installation of new laboratory equipment and a new caustic system, to enhance profitability of our existing assets.

Total Revenue from Operations. For the Current Six Months we had total revenue from operations of $213,634,528 compared to total revenue from operations of $130,388,927 for the Prior Six Months. The increase in total revenue from operations was primarily the result of a 66% increase in refined products sales at the Nixon Facility. Substantially all of our revenue in the Current Six Months came from refined product sales, which generated revenue of $213,484,275, or more than 99% of total revenue from operations, compared to $130,187,259, or more than 99% of total revenue from operations, in the Prior Six Months.

Cost of Refined Products Sold. Cost of refined petroleum products sold was $212,194,378 for the Current Six Months compared to $133,692,455 for the Prior Six Months. The increase in cost of refined products sold was the result of the Nixon Facility operating for 27 more days in the period and a 66% increase in refined product sales.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

Refinery Operating Expenses. We recorded refinery operating expenses of $5,469,853 in the Current Six Months, all of which were for services provided to us by LEH to manage and operate the Nixon Facility pursuant to the Management Agreement with LEH. For the Prior Six Months, we recorded refinery operating expenses of $3,302,665. See “Part I, Item 1. Financial Statements - Note (13), Accounts Payable, Related Party” of this report for additional disclosures related to the Management Agreement.

Pipeline Operating Expenses. We recorded pipeline operating expenses of $81,779 in the Current Six Months compared to $237,120 in the Prior Months. The decline in pipeline operating expenses was the result of lower throughput on our pipeline systems.

Lease Operating Expenses. Lease operating expenses totaled $41,291 in the Current Six Months compared to $44,959 in the Prior Months.

General and Administrative Expenses. General and administrative expenses decreased from $1,260,307 in the Prior Months to $946,103 in the Current Six Months. The decrease in general and administrative expenses in the Current Six Months was primarily related to lower consulting, legal and audit expenses.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization decreased from $718,781 in the Prior Six Months to $660,515 in the Current Six Months. We recorded a significant impairment to our pipeline and oil and gas assets in 2012, which reduced the carrying value of these assets and resulted in a corresponding decrease in depletion, depreciation and amortization expense.

Abandonment Expense. We recognized $51,352 of abandonment expense in the Current Six Months related to plugging and abandonment costs associated with our High Island A-7 oil and gas property. Abandonment costs for High Island A-7, which exceeded the asset retirement obligation liability, were recognized as a loss during the period. There was no comparable expense in the Prior Six Months.

Other Income. We recognized $556,699 in net tank rental revenue in the Current Six Months compared to $175,319 in the Prior Six Months. The increase in net tank rental revenue was primarily a result of additional tanks being leased.

Discontinued Operations, Net of Tax. We reported a loss from discontinued operations, net of tax, of $106,858 in the Prior Six Months compared to $0 in the Current Six Months.

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

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

Following is a reconciliation of EBITDA by business segment for the three months ended June 30, 2013 (and at June 30, 2013) and the three months ended June 30, 2012 (and at June 30, 2012):

	Three Months Ended June 30, 2013
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total

Revenues	$104,312,768	$77,105	$-	$-	$104,389,873
Operation cost(2)	(108,600,407)	(122,066)	(42,395)	(398,908)	(109,163,776)
Other non-interest income	278,349	-	-	-	278,349
EBITDA	$(4,009,290)	$(44,961)	$(42,395)	$(398,908)	$(4,495,554)

Depletion, depreciation and amortization					(331,727)
Other income (expense), net					(279,729)

Loss from continuing operations,
before income taxes					$(5,107,010)

Loss from discontinued operations					$-

Capital expenditures	$357,744	$-	$-	$-	$357,744

Identifiable assets(3)	$47,519,385	$1,620,019	$19,299	$778,160	$49,936,863
__________________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue. In addition, the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations group. Cost of refined products sold includes a realized loss of $212,001 and an unrealized gain of $79,200.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

	Three Months Ended June 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total

Revenues	$84,416,296	$124,476	$1,226	$-	$84,541,998
Operation cost(2)	(90,369,807)	(241,503)	(218,085)	(378,780)	(91,208,175)
Other non-interest income	81,364	-	-	-	81,364
EBITDA	$(5,872,147)	$(117,027)	$(216,859)	$(378,780)	$(6,584,813)

Depletion, depreciation and amortization					(463,028)
Other income (expense), net					(273,068)

Loss from continuing operations,
before income taxes					$(7,320,909)

Loss from discontinued operations					$(94,344)

Capital expenditures	$724,805	$-	$-	$-	$724,805

Identifiable assets(3)	$44,975,160	$11,914,226	$5,506,385	$1,014,185	$63,409,956
__________________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

Following is a reconciliation of EBITDA by business segment for the six months ended June 30, 2013 (and at June 30, 2013) and the six months ended June 30, 2012 (and at June 30, 2012):

	Six Months Ended June 30, 2013
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$213,484,275	$150,253	$-	$-	$213,634,528
Operation cost(2)	(217,664,084)	(218,901)	(100,059)	(858,052)	(218,841,096)
Other non-interest income	556,699	-	-	-	556,699
EBITDA	$(3,623,110)	$(68,648)	$(100,059)	$(858,052)	$(4,649,869)

Depletion, depreciation and amortization					(660,515)
Other income (expense), net					(559,957)

Loss from continuing operations,
before income taxes					$(5,870,341)

Loss from discontinued operations					$-

Capital expenditures	$887,970	$-	$-	$-	$887,970

Identifiable assets(3)	$47,519,385	$1,620,019	$19,299	$778,160	$49,936,863
__________________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue. In addition, the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations group. Cost of refined products sold includes a realized loss of $248,441 and an unrealized gain of $215,300.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

	Six Months Ended June 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$130,187,259	$194,386	$7,282	$-	$130,388,927
Operation cost(2)	(137,232,245)	(437,220)	(422,372)	(496,419)	(138,588,256)
Other non-interest income	175,319	-	-	-	175,319
EBITDA	$267,594,823	$631,606	$429,654	$496,419	$(8,024,010)

Depletion, depreciation and amortization					(718,781)
Other income (expense), net					(504,935)

Loss from continuing operations,
before income taxes					$(9,247,726)

Loss from discontinued operations					$(106,858)

Capital expenditures	$2,074,137	$-	$-	$-	$2,074,137

Identifiable assets(3)	$44,975,160	$11,914,226	$5,506,385	$1,014,185	$63,409,956
__________________________
(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

Liquidity and Capital Resources

Sources and Uses of Cash. At June 30, 2013, our available cash was $180,819. Pursuant to the Joint Marketing Agreement, 10% of gross profits was directly remitted by GEL to AFNB on LE’s behalf to repay all past due principal and interest. During the Current Quarter, GEL paid AFNB in the amount of $178,646 to repay all arrearages. As a result, LE’s share of gross profits will increase to 20% with no required profit share payments to AFNB.

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2013	2012	2013	2012

Cash flow from operations
Adjusted loss from continuing operations	$(4,979,105)	$(6,580,415)	$(5,241,071)	$(8,232,142)
Adjusted loss from discontinued operations	-	(24,486)		(12,577)
Change in assets and current liabilities	1,569,686	5,165,998	2,085,357	5,227,457

Total cash flow from operations	(3,409,419)	(1,438,903)	(3,155,714)	(3,017,262)

Cash inflows (outflows)
Proceeds from issuance of debt	3,705,191	1,888,835	3,705,191	4,252,847
Payments on long term debt	-	(353,735)	(60,876)	(356,651)
Cash acquired on Acquisition	-	-	-	1,674,594
Capital expenditures	(357,744)	(724,805)	(887,970)	(2,074,137)
Proceeds from sale of assets	201,000	-	201,000	-
Proceeds from notes payable	-	16,000	15,032	16,000
Payments on note payble	(46,268)	(18,925)	(56,740)	(18,925)

Total cash inflows (outflows)	3,502,179	807,370	2,915,637	3,493,728

Total change in cash flows	$92,760	$(631,533)	$(240,077)	$476,466

We are currently relying on our profit share, GEL and LEH to fund our working capital requirements. During months in which we receive no profit share distribution, GEL and/or LEH may, but are not required to, fund our operating losses. As of June 30, 2013, the Deficit Amount financed by GEL was $5,395,050 and the working capital amount funded by LEH was $2,507,422. For months in which GEL finances Deficit Amounts, LE does not receive any of its profit share until the Deficit Amounts have been repaid. There can be no assurances that GEL and/or LEH will continue to fund our working capital requirements. In the event our working capital requirements are not funded by our profit share, GEL or LEH, we may experience a significant and material adverse effect on our operations, liquidity and financial condition. See “Item 1A. Risk Factors” in our Annual Report” and “Part I, Item 1A. Risk Factors” in this report for risk factors related to our working capital needs.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

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

For the Current Quarter, we experienced negative cash flow from operations of $3,409,419. For the Prior Quarter, we experienced negative cash flow from operations of $1,438,903. This represents a decline in cash flow from operations of $1,970,516 for the Current Quarter compared to the Prior Quarter.

We continue to work with our vendors to bring our outstanding accounts payable current as expeditiously as possible. In the event that our efforts are not successful, we will experience a significant and material adverse effect on our continuing operations, liquidity and financial condition.

Our U.S. Gulf of Mexico oil and gas properties were uneconomic for the three and six months ended June 30, 2013 as a result of leases being relinquished and fields being shut-in by operators. On February 28, 2013 Blue Dolphin Exploration Company (‘BDEX”), a wholly owned subsidiary, completed the disposal of its 7% undivided working interest in the North Sumatra Basis – Langsa Field offshore Indonesia (“Indonesia”) pursuant to Sale and Purchase Agreement with Blue Sky Langsa Limited (“Blue Sky”) effective November 6, 2012.

We recognized $23,901 and $51,352 of abandonment expense in the Current Quarter and Current Six Months, respectively, related to plugging and abandonment costs associated with our High Island A-7 oil and gas property. The amount for High Island A-7, which exceeded the asset retirement obligation liability, was recognized as a loss during the respective periods. We will record additional plugging and abandonment costs as information becomes available to substantiate actual and/or probable costs.

Capital expenditures in the Current Quarter and Current Six Months totaled $156,744 and $686,970, respectively, and consisted of $357,744 and $887,970, respectively, related to investments in the Nixon Facility. We expect to fund additional capital expenditures at the Nixon Facility primarily through the Construction and Funding Agreement, cash from operations or other borrowings. The principal balance owed to Milam under the Construction and Funding Agreement was $8,850,775 and $5,206,175, including Deficit Amounts, at June 30, 2013 and December 31, 2012, respectively.

The principal balance outstanding on the Refinery Note was $9,256,114 and $9,298,183 at June 30, 2013 and December 31, 2012, respectively. On June 1, 2013, AFNB and LE agreed to amend the Refinery Note (the “Note Modification Agreement”). Pursuant to the Note Modification Agreement, the monthly principal and interest payment due under the Refinery Note is $75,310.

The principal balance outstanding on the Notre Dame Debt, which is currently in default, was $1,300,000 at June 30, 2013 and December 31, 2012. There are no financial covenants associated with this debt.

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (14) Notes Payable” and “Note (17) Long-Term Debt” of this report for additional disclosures related to our debt obligations.

Back toTable of Contents

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

Interest Rate Risk. We are exposed to interest rate volatility with regard to existing variable rate debt tied to movements in the U.S. prime rate. At June 30, 2103, we had $9,256,114 of variable interest debt with a weighted average interest rate at year end of approximately 5.50%.

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

Based on that evaluation, our management, including our Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) were ineffective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to various lawsuits, claims, mechanics liens and administrative proceedings that arise out of the normal course of business. Management does not believe that the liens will have a material adverse effect on our results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, “Risk Factors” and elsewhere in our Annual Report and Form 10-Q for the three months ended March 31, 2013. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. Except for the addition below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report and the Form 10-Q for the three months ended March 31, 2013.

Genesis and LEH may, but are not required to, fund our working capital requirements.

Historically, we have used a portion of our cash reserves and revenue from operations to fund our working capital requirements. To the extent that we are unable to fund our working capital requirements from cash reserves and revenue from operations, we have relied on Genesis and LEH for our working capital requirements. As of June 30, 2013, the Deficit Amount financed by Genesis was $5,395,050 and the capital amount funded by LEH was $2,507,422. In the event our working capital requirements are not funded by Genesis or LEH, or we are otherwise unable to secure sufficient liquidity to support our short term and/or long-term capital requirements, we may not be able to meet our payment obligations, comply with certain deadlines related to environmental regulations and standards or pursue our business strategies, any of which may have a material adverse effect on our results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Back toTable of Contents

Blue Dolphin Energy Company & Subsidiaries

ITEM 6. EXHIBITS

(a)	Exhibits: The following exhibits are filed herewith:

10.1
Note Modification Agreement effective June 1, 2013 by and between Lazarus Energy, LLC, Jonathan P. Carroll, Gina L. Carroll, Lazarus Energy Holdings, LLC, GEL TEX Marketing, LLC, Milam Services, Inc. and American First National Bank.

10.2	Letter from American First National Bank to Lazarus Energy, LLC dated as of December 13, 2012.
10.3	Letter from American First National Bank to Lazarus Energy, LLC dated as of July 24, 2013.
31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CA	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

Back toTable of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	BLUE DOLPHIN ENERGY COMPANY

Date: August 14, 2013	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd Interim Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)