Form 10-Q
period 2013-09-30
BLUE DOLPHIN ENERGY CO
filed 2013-11-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares of common stock, par value $0.01 per share issued and outstanding as of November 14, 2013:  10,580,973

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$314,812	$420,896
Restricted cash	27,383	89,593
Accounts receivable	8,239,818	15,398,755
Prepaid expenses and other current assets	414,781	228,314
Deposits	1,236,660	1,236,447
Inventory	4,386,661	2,300,692

Total current assets	14,620,115	19,674,697

Total property and equipment, net	35,908,273	35,862,085

Debt issue costs, net	506,985	532,335
Other assets	-	9,463
Trade name	303,346	303,346

TOTAL ASSETS	$51,338,719	$56,381,926

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$15,048,520	$19,171,013
Accounts payable, related party	3,259,803	1,594,021
Notes payable	30,244	43,941
Asset retirement obligations, current portion	88,044	-
Accrued expenses and other current liabilities	1,044,151	725,238
Interest payable, current portion	655,832	640,352
Long-term debt, current portion	20,018,498	1,816,960
Total current liabilities	40,145,092	23,991,525

Long-term liabilities:
Asset retirement obligations, net of current portion	909,486	921,260
Long-term debt, net of current portion	1,300,000	13,989,517
Long-term interest payable, net of current portion	1,014,356	858,784
Total long-term liabilities	3,223,842	15,769,561

TOTAL LIABILITIES	43,368,934	39,761,086

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized, 10,580,973 and 10,563,297
shares issued at September 30, 2013 and December 31, 2012, respectively)	105,810	105,633
Additional paid-in capital	36,623,965	36,524,142
Accumulated deficit	(27,959,990)	(20,008,935)
Treasury stock, 150,000 shares and 0 shares, respectively, at cost	(800,000)	-
Total stockholders' equity	7,969,785	16,620,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,338,719	$56,381,926

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUE FROM OPERATIONS
Refined product sales	$106,541,284	$103,738,982	$320,025,559	$233,926,241
Pipeline operations	78,909	117,712	229,162	312,098
Oil and gas sales	200	5,785	200	13,067
Total revenue from operations	106,620,393	103,862,479	320,254,921	234,251,406

COST OF OPERATIONS
Cost of refined products sold	105,314,208	96,160,575	317,508,586	229,853,030
Refinery operating expenses	2,629,518	2,559,456	8,099,371	5,862,121
Pipeline operating expenses	40,813	107,534	122,592	344,654
Lease operating expenses	16,797	18,653	58,088	63,612
General and administrative expenses	387,100	442,132	1,333,203	1,702,439
Depletion, depreciation and amortization	337,156	452,142	997,671	1,170,927
Abandonment expense	8	539,996	51,360	539,996
Accretion expense	28,173	29,118	84,513	79,868

Total cost of operations	108,753,773	100,309,606	328,255,384	239,616,647

Income (loss) from operations	(2,133,380)	3,552,873	(8,000,463)	(5,365,241)

OTHER INCOME (EXPENSE)
Net tank rental revenue	278,349	81,365	835,048	256,684
Interest and other income	668	16,439	2,480	20,354
Interest expense	(226,374)	(74,227)	(788,143)	(583,077)
Total other income (expense)	52,643	23,577	49,385	(306,039)

Income (loss) from continuing operations before income taxes	(2,080,737)	3,576,450	(7,951,078)	(5,671,280)

Income tax expense, current	-	(2,503)	-	(15,647)
Income (loss) from continuing operations, net of tax	(2,080,737)	3,573,947	(7,951,078)	(5,686,927)

Loss from discontinued operations, net of tax	-	(4,336,708)	-	(4,443,566)

Net loss	$(2,080,737)	$(762,761)	$(7,951,078)	$(10,130,493)

Basic income (loss) per common share
Continuing operations	$(0.20)	$0.34	$(0.76)	$(0.56)
Discontinued operations	$-	$(0.41)	$-	$(0.43)
Basic loss per common share	$(0.20)	$(0.07)	$(0.76)	$(0.99)

Diluted income (loss) per common share
Continuing operations	$(0.20)	$0.34	$(0.76)	$(0.56)
Discontinued operations	$-	$(0.41)	$-	$(0.43)
Diluted loss per common share	$(0.20)	$(0.07)	$(0.76)	$(0.99)

Weighted average number of common shares outstanding:
Basic	10,421,731	10,545,690	10,450,906	10,191,980
Diluted	10,421,731	10,545,690	10,450,906	10,191,980

See accompanying notes to condensed consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(7,951,078)	$(10,130,493)
Loss from discontinued operations	-	4,443,566
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	997,671	1,162,362
Impairment of oil and gas properties		3,858,427
Unrealized gain on derivatives	(297,020)	(21,470)
Amortization of debt issue costs	25,350	25,349
Amortization of intangible assets	9,463	8,565
Accretion expense	84,513	79,868
Abandonment costs incurred	51,360	(141,099)
Common stock issued for services	100,000	119,000
Bad debt expense	-	321,732
Changes in operating assets and liabilities (net of effects of acquisition in 2012)
Restricted cash	62,210	(810)
Accounts receivable	6,358,937	(7,852,717)
Prepaid expenses and other current assets	(186,467)	119,529
Deposits	(213)	(763,421)
Inventory	(2,085,969)	(312,766)
Accounts payable, accrued expenses and other liabilities	(3,395,086)	8,057,321
Accounts payable, related party	1,665,782	2,275,665
Net cash provided by (used in) operating activities - continuing operations	(4,560,547)	1,248,608
Net cash used in operating activities - discontinued operations	-	(4,293,887)
Net cash used in operating activities	(4,560,547)	(3,045,279)

INVESTING ACTIVITIES
Capital expenditures	(1,244,859)	(2,568,449)
Proceeds from sale of assets	201,000	-
Cash acquired on acquisition	-	1,674,594
Net cash used in investing activities	(1,043,859)	(893,855)

FINANCING ACTIVITIES
Proceeds from issuance of debt	5,750,611	4,788,623
Payments on long-term debt	(60,876)	(713,686)
Proceeds from notes payable	15,032	24,548
Payments on notes payable	(206,445)	(22,900)
		-
Net cash provided by financing activities	5,498,322	4,076,585
Net increase (decrease) in cash and cash equivalents	(106,084)	137,451

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	420,896	1,822
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$314,812	$139,273

Supplemental Information:
Non-cash operating activities
Reduction in accounts receivable in exchange for treasury stock received
Non-cash investing and financing activities:	$800,000	$-
Financing of insurance premiums	$-	$82,560
Related party payable converted to equity	$0	$993,732
Acquisition of Blue Dolphin at fair value, inclusive
of cash acquired of $1,674,594	$-	$18,046,154
Accrued services payable converted to common stock	$100,000	$119,000

See accompanying notes to condensed consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

(1)	Organization

Nature of Operations

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

Operating Risks

We had cash and cash equivalents of $314,812 and $420,896 at September 30, 2013 and December 31, 2012, respectively.  We have incurred recurring losses from operations and continue to experience a working capital deficit and negative cash flows from operations. We are currently in violation of debt to worth and current ratio covenants in a loan agreement dated September 29, 2008 (the “Loan Agreement”) between LE and First International Bank (“FIB”) as evidenced by that certain promissory note, of even date with the Loan Agreement, in the original principal amount of $10,000,000 (the “Refinery Note”). We are currently making our scheduled payments in accordance with the terms and conditions of the Refinery Note and seeking a waiver for the financial ratio covenants.  The lender has not declared an event of default of the Refinery Note. See “Note (17) Long-Term Debt” of this report for additional disclosures related to the Refinery Note.

We currently rely on our profit share under the Joint Marketing Agreement by and between LE and GEL TEX Marketing, LLC, an affiliate of Genesis (“GEL”), dated August 12, 2011 (the “Joint Marketing Agreement”), and Lazarus Energy Holdings, LLC (“LEH”) to fund our working capital requirements.  GEL is also the exclusive supplier of our crude oil for the Nixon Facility under the Crude Oil and Supply Throughput Services Agreement by and between LE and GEL dated August 12, 2011 (the “Crude Supply Agreement”).  During months in which we receive no profit share under the Joint Marketing Agreement, GEL and/or LEH may, but are not required to, fund our working capital requirements. There can be no assurances that GEL and/or LEH will continue to fund our working capital requirements.  In the event our working capital requirements are not funded by our profit share, GEL and/or LEH, we may experience a significant and material adverse effect on our operations.

We believe that our operational strategy, including our recent production of jet fuel and the refurbishment of the naphtha stabilizer and depropanizer units at the Nixon Facility, will be sufficient to support our operations over the next 12 months.  However, our efforts depend on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit, and financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors that are beyond our control.  There can be no assurance that our operational strategy will achieve the anticipated outcomes.  In the event our operational strategy is not successful, or our working capital requirements are not funded by our profit share under the Joint Marketing Agreement, GEL, or LEH, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.  See “Item 1A. Risk Factors” in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and “Part II, Item 1A. Risk Factors” in our previously filed Quarterly Reports on Form 10-Q for the three months ended March 31, 2013 and the three months ended June 30, 2013 for risk factors related to working capital and liquidity.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

Cash equivalents include liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, exceed insured limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.  Cash and cash equivalents amounted to $314,812 and $420,896 at September 30, 2013 and December 31, 2012, respectively.

Restricted Cash

Restricted cash was $27,383 and $89,593 at September 30, 2013 and December 31, 2012, respectively. These amounts relate to escrow accounts for potential environmental matters and loan repayments

Accounts Receivable, Allowance for Doubtful Accounts and Concentrations of Credit Risk

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

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at banks located in Houston, Texas. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000.  We had uninsured balances of $59,852 and $170,896 at September 30, 2013 and December 31, 2012, respectively.

For the three months ended September 30, 2013, we had 4 customers that accounted for approximately 91% of our refined petroleum product sales.  These 4 customers represented approximately $6.5 million in accounts receivable at September 30, 2013.  For the nine months ended September 30, 2013, we had 5 customers that accounted for approximately 92% of our refined petroleum product sales.  These 5 customers represented approximately $6.5 million in accounts receivable at September 30, 2013.

For the three months ended September 30, 2012, we had 3 customers that accounted for approximately 81% of our refined petroleum product sales.  These 3 customers represented approximately $4.9 million in accounts receivable at September 30, 2012.  For the nine months ended September 30, 2012, we had 4 customers that accounted for approximately 83% of our refined petroleum product sales.  These 4 customers represented approximately $6.0 million in accounts receivable at September 30, 2012.

Inventory

Our inventory primarily consists of refined petroleum products.  Our overall inventory is valued at lower of cost or market with costs being determined by the average cost method.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

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

Management has evaluated the FASB ASC guidance related to asset retirement obligations (“AROs”) for our refinery and facilities. Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities. Further, management believes that these assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the three and nine months ended September 30, 2013 and 2012.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method.  Our U.S. Gulf of Mexico oil and gas properties were uneconomical for the three and nine months ended September 30, 2013 due to leases being relinquished and fields being shut-in by operators. We disposed of our operations in Indonesia in 2012.

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

Debt issue costs, net of accumulated amortization, totaled $506,985 and $532,335 at September 30, 2013 and December 31, 2012, respectively.  Accumulated amortization was $168,995 and $143,645 at September 30, 2013 and December 31, 2012, respectively, and is being amortized over the life of the Refinery Note.  For the three and nine months ended September 30, 2013, amortization expense, which is included in interest expense, was $8,450 and $25,349, respectively.  For the three and nine months ended September 30, 2012, amortization expense, which is included in interest expense, was $8,450 and $25,349, respectively.  See “Note (14) Notes Payable” and “Note (17) Long-Term Debt” of this report for additional disclosures related to the Refinery Note.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

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

Recognition of Oil and Gas Revenue. Sales from producing wells are recognized on the entitlement method of accounting, which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at September 30, 2013 was not material.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

Segment financials for the three months ended September 30, 2013 (and at September 30, 2013) were as follows:

	Three Months Ended September 30, 2013
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$106,541,284	$78,909	$200	$-	$106,620,393
Operation cost(2)	(107,961,900)	(93,308)	(20,797)	(340,612)	(108,416,617)
Other non-interest income	278,349	-	-	-	278,349
EBITDA	$(1,142,267)	$(14,399)	$(20,597)	$(340,612)

Depletion, depreciation and amortization					(337,156)
Other expense, net					(225,706)

Loss from continuing operations,					$(2,080,737)
before income taxes

Capital expenditures	$356,889	$-	$-	$-	$356,889

Identifiable assets(3)	$48,925,380	$1,564,180	$4,825	$844,334	$51,338,719

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue. In addition, the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations group. Cost of refined products sold includes a realized loss of $378,899 and an unrealized gain of $81,720.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

Segment financials for the three months ended September 30, 2012 (and at September 30, 2012) were as follows:

	Three Months Ended September 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$103,738,982	$117,712	$5,785	$-	$103,862,479
Operation cost(2)	(98,755,479)	(211,114)	(730,774)	(160,097)	(99,857,464)
Other non-interest income	81,365	-	-	-	81,365
EBITDA	$5,064,868	$(93,402)	$(724,989)	$(160,097)

Depletion, depreciation and amortization					(452,142)
Other expense, net					(57,788)

Income from continuing operations,					$3,576,450
before income taxes

Loss from discontinued operations					$(4,336,708)

Capital expenditures	$494,312	$-	$-	$-	$494,312

Identifiable assets(3)	$48,645,278	$11,350,264	$812,229	$1,010,097	$61,817,868

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

Segment financials for the nine months ended September 30, 2013 (and at September 30, 2013) were as follows:

	Nine Months Ended September 30, 2013
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$320,025,559	$229,162	$200	$-	$320,254,921
Operation cost(2)	(325,625,984)	(312,209)	(120,856)	(1,198,664)	(327,257,713)
Other non-interest income	835,048	-	-	-	835,048
EBITDA	$(4,765,377)	$(83,047)	$(120,656)	$(1,198,664)

Depletion, depreciation and amortization					(997,671)
Other expense, net					(785,663)

Loss from continuing operations,					$(7,951,078)
before income taxes

Capital expenditures	$1,244,859	$-	$-	$-	$1,244,859

Identifiable assets(3)	$48,925,380	$1,564,180	$4,825	$844,334	$51,338,719

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue. In addition, the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations group. Cost of refined products sold includes a realized loss of $627,340 and an unrealized gain of $297,020.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

Segment financials for the nine months ended September 30, 2012 (and at September 30, 2012) were as follows:

	Nine Months Ended September 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$233,926,241	$312,098	$13,067	$-	$234,251,406
Operation cost(2)	(235,987,724)	(648,334)	(1,153,146)	(656,516)	(238,445,720)
Other non-interest income	256,684	-	-	-	256,684
EBITDA	$(1,804,799)	$(336,236)	$(1,140,079)	$(656,516)

Depletion, depreciation and amortization					(1,170,927)
Other expense, net					(562,723)

Loss from continuing operations,					$(5,671,280)
before income taxes

Loss from discontinued operations					$(4,443,566)

Capital expenditures	$2,568,449	$-	$-	$-	$2,568,449

Identifiable assets(3)	$48,645,278	$11,350,264	$812,229	$1,010,097	$61,817,868

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

(5)	Fair Value Measurement

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

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair values at September 30, 2013 and December 31, 2012 due to their short-term maturities. The fair value of our long-term debt and short-term notes payable at September 30, 2013 and December 31, 2012 was $21,348,742 and $15,850,418, respectively. Accrued interest associated with our long-term debt and short-term notes payable at September 30, 2013 and December 31, 2012 was $1,670,188 and $1,499,136, respectively.  The following table represents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and the basis for that measurement:

	Fair Value Measurement at September 30, 2013 Using
Financial assets:	Carrying Value as at September 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity contracts	$160,920	$160,920	$-	$-

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

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

As of September 30, 2013, we had the following obligations based on futures contracts of refined petroleum products and crude oil that were entered into as economic hedges through Genesis. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in barrels):

	Notional Contract Volumes by Year of Maturity
Inventory positions (futures):	2013	2014	2015	2016

Refined petroleum products and crude oil -
net short (long) positions	45,000	-	-	-

The following table provides the location and fair value amounts of derivative instruments that are reported in the consolidated balance sheets at September 30, 2013 and December 31, 2012:

		September 30,	December 31,
Asset Derivatives	Balance Sheets Location	2013	2012
Commodity contracts	Prepaid expenses and other current assets (accrued expenses and other current liabilities)	$160,920	$(136,100)

The following table provides the effect of derivative instruments on the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

		Gain (Loss) Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	Statements of Operation Location	2013	2012	2013	2012

Commodity contracts	Cost of refined products sold	$(297,179)	$(177,201)	$(330,320)	$(305,785)

(7)	Concentration of Risk

Key Supplier. GEL is the exclusive supplier of crude oil to the Nixon Facility pursuant to the Crude Supply Agreement, which expires on August 12, 2019.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

Sales by Product. All of our refined petroleum products are currently sold in the United States. The following table summarizes the percentages of all refined petroleum products sales to total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Low-sulfur diesel	44.9%	49.7%	48.2%	47.4%
Naphtha	24.3%	25.4%	25.6%	26.2%
Atmospheric gas oil	26.0%	24.9%	24.5%	26.1%
Reduced crude	0.0%	0.0%	0.1%	0.3%
Jet fuel	4.8%	0.0%	1.6%	0.0%

	100.0%	100.0%	100.0%	100.0%

In mid-September of 2013, the Nixon Facility began producing jet fuel – the Nixon Facility’s fifth saleable product.  Jet fuel is produced by separating the distillate stream into kerosene and diesel and blending the kerosene with a portion of the heavy naphtha stream.   Production of jet fuel, which is considered a higher value product, significantly upgrades the value of the naphtha component.

(8)	Prepaid Expenses and Other Current Assets

Prepaid balances consisted of the following:

	September 30,	December 31,
	2013	2012

Prepaid insurance	$78,848	$185,814
Prepaid professional fees	141,500	-
Employee advances	-	22,500
Prepaid loan closing fees	33,513	20,000
Unrealized hedging gains	160,920	-
	$414,781	$228,314

(9)	Deposits

Deposit balances consisted of the following:

	September 30,	December 31,
	2013	2012

Utility deposits	$27,250	$36,500
Equipment deposits	124,526	124,526
Tax bonds	792,000	792,000
Purchase option deposits	283,421	283,421
Rent deposits	9,463	-
	$1,236,660	$1,236,447

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

(10)	Inventories

Inventory balances consisted of the following:

	September 30,	December 31,
	2013	2012

Low-sulfur diesel	$399,869	$397,240
Naphtha	1,450,931	1,562,055
Jet fuel	1,715,129	-
Atmospheric gas oil	801,691	322,356
Crude	19,041	19,041
	$4,386,661	$2,300,692

In mid-September of 2013, the Nixon Facility began producing jet fuel – the Nixon Facility’s fifth saleable product.  Jet fuel is produced by separating the distillate stream into kerosene and diesel and blending the kerosene with a portion of the heavy naphtha stream.   Production of jet fuel, which is considered a higher value product, significantly upgrades the value of the naphtha component.

(11)	Property, Plant and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
	2013	2012

Refinery and facilities	$35,696,393	$34,000,199
Pipelines and facilities	1,233,811	1,233,811
Onshore separation and handling facilities	325,435	325,435
Land	577,965	577,965
Other property and equipment	559,486	577,567
	38,393,090	36,714,977

Less: Accumulated depletion, depreciation and amortization	2,671,821	1,674,151
	35,721,269	35,040,826

Construction in Progress	187,004	821,259

Property, Plant and Equipment, Net	$35,908,273	$35,862,085

(12)	Discontinued Operations

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

The following is a summary of the operating results of our discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$-	$231,658	$-	$674,797

Lease operating expenses	-	332,809	-	788,525
Depletion, depreciation and amortization	-	45,240	-	124,811
Abandonment expense	-	-	-	-
Impairment expense	-	3,858,427	-	3,858,427
Bad debt expense	-	321,732	-	321,732
Accretion expense	-	10,158	-	24,868
Total costs and expenses	-	4,568,366	-	5,118,363

Loss from discontinued operations, net of tax	$-	$(4,336,708)	$-	$(4,443,566)

(13)	Accounts Payable, Related Party

LEH, which owns approximately 80% of our issued and outstanding common stock, manages and operates the Nixon Facility and our other operations (the “Services”) pursuant to a Management Agreement dated February 15, 2012 (the “Management Agreement”).

Pursuant to the Management Agreement, LEH receives as compensation for Services, the right to receive (i) weekly payments not to exceed $750,000 per month, (ii) reimbursement for certain accounting costs related to the preparation of financial statements of LE not to exceed $50,000 per month, (iii) $0.25 for each barrel processed at the Nixon Facility during the term of the Management Agreement, up to a maximum quantity of 10,000 barrels per day determined on a monthly basis, and (iv) $2.50 for each barrel in excess of 10,000 barrels per day processed at the Nixon Facility during the term of the Management Agreement, determined on a monthly basis. We further agreed to reimburse LEH at cost for all reasonable expenses incurred while performing the Services. All compensation owed to LEH under the Management Agreement is to be paid to LEH within 30 days of the end of each calendar month. The Management Agreement expires upon the earliest to occur of (a) the date of the termination of the Joint Marketing Agreement, which has an initial term of three years and successive one year renewals until August12, 2019 unless sooner terminated by GEL with 180 days prior written notice [see "Note (24) Subsequent Events" of this report for additional disclosures related to the Joint Marketing Agreement], (b) August 12, 2014, or (c) upon written notice of either party to the Management Agreement of a material breach of the Management Agreement by the other party. If the Management Agreement is renewed after the expiration of its initial term, then it will thereafter be reviewed on an annual basis by our Board of Directors (the “Board”) and it may be terminated if the Board determines that the Management Agreement is no longer in our best interests.

Aggregate amounts expensed for Services at the Nixon Facility for the three months ended September 30, 2013 and 2012 were $2,629,518 (approximately $2.68 per barrel) and $2,559,456 (approximately $2.70 per barrel). Aggregate amounts expensed for Services at the Nixon Facility for the nine months ended September 30, 2013 and 2012 were $8,099,371 (approximately $2.73 per barrel) and $5,862,121 (approximately $2.76 per barrel).  At September 30, 2013 and December 31, 2012, the amounts outstanding to LEH were $3,259,803 and $1,594,021, respectively, and are reflected in accounts payable, related party in the condensed consolidated balance sheets.

Herbert N. Whitney, a member of our Board, also currently serves as a consultant to LEH. Jonathan P. Carroll, our Chief Executive Officer, President, Assistant Treasurer and Secretary, is a member of LEH. Tommy L. Byrd, our interim Chief Financial Officer, Treasurer and Assistant Secretary, is also an employee of LEH.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

(14)	Notes Payable

Our notes payable consists of a short-term note for financing costs and short-term capital leases, as follows:

	September 30,	December 31,
	2013	2012

Short-Term Note for Financing Costs	$23,188	$39,866
Short-Term Captial Leases	7,056	4,075
	$30,244	$43,941

Short-Term Note for Financing Costs.  The balance on a short-term note issued in January 2010 in the amount of $100,000 as payment for financing costs was $23,188 and $39,866 at September 30, 2013 and December 31, 2012, respectively.  The unsecured note, which bears interest at a base rate of 10% and a default rate of 18%, was originally due in January 2012.  The due date has been extended to December 2013.

Short-Term Capital Leases.  The balance on short-term notes under capital lease agreements was $7,056 and $4,075 at September 30, 2013 and December 31, 2012, respectively.  Capital leases totaling $1,250, which were classified as long-term debt at December 31, 2012, have been re-classified to short-term debt at September 30, 2013 as they mature at various dates through February 2014.  These capital leases have interest rates ranging from 0% to 13.04%.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.  The assets are amortized over the lower of their related lease terms or their estimated productive lives.

(15)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2013	2012

Excise taxes	$764,749	$292,303
Transportation	-	69,551
Other payable	238,902	134,501
Property taxes	40,500	-
Unrealized hedging loss	-	136,100
Unearned revenue	-	92,783
	$1,044,151	$725,238

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

(16)	Asset Retirement Obligations

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

Oil and Gas Properties and Pipelines and Facilities Assets

We have AROs associated with the future abandonment, dismantlement and removal of our oil and gas properties, as well as our pipelines and facilities assets, as follows:

Asset retirment obligations at December 31, 2012	$921,260
Liabilities settled	(8,243)
Accretion expense	84,513
997,530

Less: current portion of asset retirement obligations	88,044

Asset retirement obligations, long-term balance
at September 30, 2013	$909,486

For the three months ended September 30, 2013, we recognized $8 in abandonment expense for AROs associated with our High Island A-7 and High Island 37 oil and gas properties.  We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

(17)	Long-Term Debt

Our long-term debt consists of notes payable, construction financing and capital leases, as follows:

	September 30,	December 31,
	2013	2012

Refinery Note	$9,122,302	$9,298,183
Construction and Funding Agreement	10,896,196	5,206,175
Notre Dame Debt	1,300,000	1,300,000
Capital Leases	-	2,119
	21,318,498	15,806,477
Less: Current portion of long-term debt	20,018,498	1,816,960
	$1,300,000	$13,989,517

Refinery Note.  The Refinery Note accrues interest at a rate of prime plus 2.25% (effective rate of 5.50% at September 30, 2013) and has a maturity date of October 1, 2028 (the “Maturity Date”).  LE’s obligations under the Refinery Note are secured by a Deed of Trust (the “Deed of Trust”) of even date with the Loan Agreement.  The Refinery Note is further secured by a Security Agreement (the “Security Agreement” and, together with the Loan Agreement, the Refinery Note and Deed of Trust, the “Refinery Loan Documents”) also of even date with the Refinery Note, which Security Agreement covers various items of collateral including a first lien on the Nixon Facility and general assets of LE.  The principal balance outstanding on the Refinery Note was $9,122,302 and $9,298,183 at September 30, 2013 and December 31, 2012, respectively.  Interest was accrued on the Refinery Note in the amount of $37,148 and $250,070 at September 30, 2013 and December 31, 2012, respectively. See "Note (1) Organization- Operating Risks"of this report for additional disclosures related to the Refinery Note.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

The Loan Agreement has two financial covenants relating to a current ratio and debt to worth. As of September 30, 2013, we were in violation of these covenants. Accordingly, the Refinery Note was included in the current portion of long-term debt on the condensed consolidated balance sheet as of September 30, 2013.

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

Construction and Funding Agreement. In August 2011, Milam committed funding for the completion of the Nixon Facility’s refurbishment and start-up operations.  We started making payments under the Construction and Funding Agreement in the first quarter of 2012.  All amounts advanced under the Construction and Funding Agreement bear interest at a rate of 6% annually.  The principal balance outstanding on the Construction and Funding Agreement was $10,896,196 and $5,206,175 at September 30, 2013 and December 31, 2012, respectively. Interest was accrued on the Construction and Funding Agreement in the amount of $617,988 and $386,695 at September 30, 2013 and December 31, 2012, respectively.  There are no financial covenants associated with this obligation.

A covenant violation in the Loan Agreement, if not cured or waived, could potentially lead to the termination of the Construction and Funding Agreement. Accordingly, the principal balance outstanding on the Construction and Funding Agreement was included in the current portion of long-term debt on the consolidated balance sheet as of September 30, 2013.

See “Note (21) Commitments and Contingencies” and “Note (24) Subsequent Events” of this report for additional disclosures related to amendments and/or modifications to the Crude Supply Agreement, Construction and Funding Agreement and Joint Marketing Agreement.

Notre Dame Debt.  LE entered into a loan with Notre Dame Investors, Inc. as evidenced by that certain promissory note in the original principal amount of $8,000,000, which is currently held by John Kissick (the “Notre Dame Debt”). The Notre Dame Debt accrues interest at a rate of 16% and is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the Nixon Facility and general assets of LE.  The principal balance outstanding on the Notre Dame Debt was $1,300,000 at September 30, 2013 and December 31, 2012.  Interest was accrued on the Notre Dame Debt in the amount of $1,014,356 and $858,784 at September 30, 2013 and December 31, 2012, respectively.  There are no financial covenants associated with the Notre Dame Debt.

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

Pursuant to a First Amendment to Promissory Note made effective July 1, 2013, the Notre Dame Debt was amended as follows:  (i) the annual interest rate on the unpaid balance was set to 16% and the final maturity became July 1, 2015.

Capital Leases.  Capital lease obligations previously classified as long-term debt were reclassified to short-term notes payable in 2013 as they mature in February 2014.  Long-term capital lease obligations totaled $0 and $2,119 at September 30, 2013 and December 31, 2012.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

(18)	Leases

We are currently under a ten-year lease agreement that expires in 2017 for office space in downtown Houston, Texas. The Houston office serves as our company headquarters. The current minimum monthly payment is $9,463 per month.  The office lease agreement provides for periodic rent escalations or rent holidays over the term of the lease, which is recognized on a straight-line basis.   For the three months ended September 30, 2013 and 2012, rent expense for the office lease was $25,161 and $26,061, respectively.  For the nine months ended September 30, 2013 and 2012, rent expense for the office lease was $76,382 and $78,182, respectively.

(19)	Treasury Stock

On November 6, 2012, BDEX entered into a Sale and Purchase Agreement with Blue Sky to dispose of its 7% undivided working interest in Indonesia.  The non-cash transaction was completed on February 28, 2013.  Blue Sky’s consideration to BDEX for Indonesia was 150,000 shares of common stock, which represented a recovery of a significant portion of the 342,857 shares of common stock BDEX paid Blue Sky to acquire Indonesia in 2010. We are holding the 150,000 shares acquired from Blue Sky as treasury stock.  As of September 30, 2013, there were 150,000 shares of treasury stock.

(20)	Income Taxes

LE is a limited liability company and, prior to the Merger, its taxable income or net operating losses (“NOLs”) flowed through to its sole member for federal and state income tax purposes. Blue Dolphin is a “C” corporation and is a taxable entity for federal and state income tax purposes. Upon the Merger, LE became the subsidiary of Blue Dolphin and LE’s taxable income or NOLs flowed through to Blue Dolphin for federal and state income tax purposes.  However, Section 382 of the Internal Revenue Code imposes a limitation on Blue Dolphin’s use of LE’s NOLs.  The amount of NOLs subject to such limitations is approximately $18.8 million. Nevertheless, the NOLs generated subsequent to the Merger, approximately $14.7 million, is not subject to any such limitation. For the three and nine months ended September 30, 2013, we did not recognize any deferred tax assets resulting from our NOLs due to the uncertainty of their use.

For the three months ended September 30, 2013 and 2012, income tax expense was $0 and $2,503, respectively.  For the nine months ended September 30, 2013 and 2012, income tax expense was $0 and $15,647, respectively.  Income tax expense and benefit related to the State of Texas margins tax (“TMT”).  TMT is a form of business tax imposed on gross margin revenue to replace the state of Texas’ prior franchise tax structure. Although TMT is imposed on an entity’s gross profit revenue rather than on its net income, certain aspects of TMT make it similar to an income tax.

(21)	Commitments and Contingencies

Management Agreement

See “Note (13) Accounts Payable, Related Party” of this report for additional disclosures related to the Management Agreement.

Genesis Agreements

We continue to be dependent on our relationship with Genesis and its affiliates. Our relationship with Genesis is governed by three agreements:

●
Crude Supply Agreement -- Pursuant to the Crude Supply Agreement, GEL, an affiliate of Genesis, is the exclusive supplier of crude oil to the Nixon Facility. We are not permitted to buy crude oil from any other source without GEL’s express written consent. GEL supplies crude oil to LE at cost plus freight expense and any costs associated with GEL’s hedging. All crude oil supplied to LE pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described below. In addition, GEL has a first right of refusal to use three storage tanks at the Nixon Facility during the term of the Crude Supply Agreement. Subject to certain termination rights, the Crude Supply Agreement has an initial term of three years, expiring on August 12, 2014. On October 30, 2013, LE entered into a Letter Agreement Regarding Certain Advances and Related Agreements with GEL and Milam (the “October 2013 Letter Agreement”), effective October 24, 2013.  In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 12, 2019.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

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

The Construction and Funding Agreement places restrictions on LE, which prohibit LE from: incurring any debt (except debt that is subordinated to amounts owed to Milam or GEL); selling, discounting or factoring its accounts receivable or its negotiable instruments outside the ordinary course of business while no default exists; suffering any change of control or merging with or into another entity; and certain other conditions listed therein. As of the date hereof, Milam can terminate the Construction and Funding Agreement by written notice at any time. If Milam terminates the Construction and Funding Agreement, then Milam and LE are required to execute a forbearance agreement, the form of which has previously been agreed to as Exhibit J of the Construction and Funding Agreement.

In accordance with the terms of the October 2013 Letter Agreement, GEL agreed to advance to LE monies not to exceed approximately $186,934 to pay for certain equipment and services at the Nixon Facility.  All amounts advanced or paid by GEL or its affiliates pursuant to the October 2013 Letter Agreement will constitute Obligations, as defined in the Construction and Funding Agreement, by LE to Milam under the Construction and Funding Agreement.

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

The Joint Marketing Agreement contains negative covenants that restrict LE’s actions under certain circumstances.  For example, LE is prohibited from making any modifications to the Nixon Facility or entering into any contracts with third-parties that would materially affect or impair GEL’s or its affiliates’ rights under the agreements set forth above.  The Joint Marketing Agreement has an initial term of three years expiring on August 12, 2014.  In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Joint Marketing Agreement and GEL agreed to automatically renew the Joint Marketing Agreement at the end of the initial term for successive one year periods until August 12, 2019 unless sooner terminated by GEL with 180 days prior written notice.

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

As of September 30, 2013, total advances under the Construction and Funding Agreement, including Deficit Amounts, were $10,896,196.  As of September 30, 2013, pursuant to amendments and clarifications to the Joint Marketing Agreement, the net Deficit Amount included in our obligation amount under the Construction and Funding Agreement was $7,253,059.

Lazarus Texas Refinery I, LLC (“LTRI”) Option

In June 2012, we purchased an exclusive option, which expires on December 31, 2013, from LEH to acquire all of the issued and outstanding membership interests of LTRI, a Delaware limited liability company and a wholly-owned subsidiary of LEH.  LTRI’s assets include a refinery, located on a 104 acre site in Ingleside, San Patricio County, Texas (the “Ingleside Refinery”).  The Ingleside Refinery consists of crude oil and condensate processing equipment, pipeline connections, trucking terminals and related storage, storage tanks, a barge dock and receiving facility, pipelines, equipment, related loading and unloading facilities and utilities.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

Lazarus Energy Development, LLC (“LED”) Option

In connection with the Merger, we purchased an exclusive option, which expires on December 31, 2013, from LEH to acquire all of the issued and outstanding membership interests of LED, a Delaware limited liability company and a wholly-owned subsidiary of LEH.  LED owns approximately 46 acres of real property, which is located adjacent to the Nixon Facility in Nixon, Wilson County, Texas.  We paid LEH a fully refundable sum of $183,421 in cash as consideration to purchase this option.

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

(22)	Earnings Per Share

The following table provides reconciliation between basic and diluted loss per share on a continuing and discontinued operations basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Income (loss) from continuing operations, net of tax	$(2,080,737)	$3,573,947	$(7,951,078)	$(5,686,927)
Loss from discontinued operations, net of tax	-	(4,336,708)	-	(4,443,566)
Net loss	(2,080,737)	(762,761)	(7,951,078)	(10,130,493)

Basic and diluted gain (loss) per common share
Continuing operations	$(0.20)	$0.34	$(0.76)	$(0.56)
Discontinued operations	$-	$(0.41)	$-	$(0.43)
Basic and diluted loss per common share	$(0.20)	$(0.07)	$(0.76)	$(0.99)

Basic and Diluted
Weighted average number of shares of common stock
outstanding and potential dilutive shares of common stock	10,421,731	10,545,690	10,450,906	10,191,980

Diluted EPS is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.  For the three months ended September 30, 2012, none of the stock options outstanding under our 2000 Stock Incentive Plan ("the "Plan") were included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. Diluted EPS for the three and nine months ended September 30, 2013 and the nine months ended September 30, 2012 excludes stock options outstanding as they would be anti-dilutive.

For the three months ended September 30, 2012, the weighted average number of shares of common stock outstanding was computed as LE’s number of shares of common stock outstanding from January 1, 2012 to February 15, 2012 (the beginning of the period to the date of LE’s acquisition by Blue Dolphin) combined with Blue Dolphin’s number of shares of common stock outstanding from February 15, 2012 to September 30, 2012 (the date of LE’s acquisition by Blue Dolphin to the end of the period).  For the period prior to the date of LE’s acquisition by Blue Dolphin, LE’s number of shares of common stock was computed as LE’s one member unit prior to the acquisition multiplied by the exchange ratio of 8,426,456 shares for the one member unit.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

(23)	Stock Options

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

Pursuant to FASB ASC guidance on accounting for stock based compensation, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the three and nine months ended September 30, 2013.

At September 30, 2013, there were a total of 14,642 shares of common stock reserved for issuance upon exercise of outstanding options under the Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2012	14,642	$-

Options granted	-	$-

Options exercised	-	$-

Options exercised or cancelled	-	$-

Options outstanding at September 30, 2013	14,642	$19.67	0.1	$-

Options exercisable at September 30, 2013	14,642	$19.67	0.1	$-

We recognized no compensation expense for vested stock options for the three and six months ended September 30, 2013 and 2012. As of September 30, 2013, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan.

For the three months ended September 30, 2013 and 2012, we recognized $50,000 and $0, respectively, of expense related to the fair value issuance of restricted common stock to our independent directors as compensation for services rendered.  For the nine months ended September 30, 2013 and 2012, we recognized $100,000 and $60,000, respectively, of expense related to the fair value issuance of restricted common stock to our independent directors as compensation for services rendered.

(24)	Subsequent Events

On October 30, 2013, LE entered into the October 2013 Letter Agreement with GEL and Milam, effective October 24, 2013.  The October 2013 Letter Agreement modified certain terms of the Crude Supply Agreement, the Construction and Funding Agreement (as amended, restated or supplemented from time to time), and the Joint Marketing Agreement (as amended, restated or supplemented from time to time).

In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Crude Supply Agreement and the Joint Marketing Agreement, and GEL agreed to automatically renew the Crude Supply Agreement and the Joint Marketing Agreement at the end of their respective initial terms for successive one year periods until August 12, 2019 unless sooner terminated by GEL with 180 days prior written notice.  In addition, GEL agreed to advance monies to LE not to exceed approximately $186,934 to pay for certain equipment and services at the Nixon Facility.  All amounts advanced or paid by GEL or its affiliates pursuant to the October 2013 Letter Agreement will constitute Obligations, as defined in the Construction and Funding Agreement, by LE to Milam under the Construction and Funding Agreement.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the risk factors, unaudited consolidated financial statements and notes included hereto, as well as the audited consolidated financial statements and notes thereto included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2013 and for the three months ended June 30, 2013.  In this document, the words “Blue Dolphin,” “we,” “us” and “our” refer to Blue Dolphin Energy Company and its subsidiaries.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

●	the potential reorganization of Blue Dolphin from a publicly traded “C” corporation to a publicly traded master limited partnership;
●	fluctuations of crude oil inventory costs and refined petroleum products inventory prices and their effect on our refining margins;
●	our dependence on Genesis Energy, LLC (“Genesis”) and its affiliates for financing, sources of crude oil inventory and marketing of our refined petroleum products;
●	the positive or negative effects of Genesis’ hedging of our refined petroleum products and crude oil inventory;
●	our reliance on Genesis and Lazarus Energy Holdings, LLC (“LEH”) to fund our working capital requirements ;
●	our dependence on LEH for management of the Nixon Facility and our other operations;
●	dependence on a small number of customers for a large percentage of our revenues;
●	our ability to generate sufficient funds from operations or obtain financing from other sources;
●	declaration of an event of default related to our long-term indebtedness;
●	failure to comply with other forbearance agreements relating to our long-term indebtedness;
●	potential downtime of the Nixon refinery for maintenance and repairs;
●	access to less than desired levels of crude oil for processing at our crude oil and condensate processing facility located in Nixon, Texas;
●	operating hazards such as fires and explosions;
●	insurance coverage limitations;
●	environmental costs and liabilities associated with our operations;
●	retention of key personnel;
●	performance of third-party operators of our oil and gas properties;
●	costs of abandoning our pipelines and oil and gas properties;
●	local and regional events that may negatively affect our assets;
●	competition from larger companies;
●	acquisition expenses and integration difficulties; and
●	compliance with environmental and other regulations, including greenhouse gas emissions regulations, the effects of the Renewable Fuels Standard program and oxygenate blending requirements.

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

We purchase crude oil and condensate for the Nixon Facility under an exclusive supply agreement with GEL TEX Marketing, LLC (“GEL”), an affiliate of Genesis, and have the ability to produce refined products such as Non-Road Locomotive and Marine Diesel Fuel (“NRLM” or “off-road diesel”), kerosene, jet fuel and intermediate products, including liquefied petroleum gas (“LPG”), naphtha and atmospheric gas oil.  The Nixon Facility is operated as a “topping unit,” processing light crude oil and condensate from south Texas, including the Eagle Ford Shale formation, into NRLM for sale into nearby markets and naphtha and atmospheric gas oil for sale to nearby refineries for further processing.  Although we currently receive feedstock by truck, the Nixon Facility has the ability to receive crude oil and condensate via pipeline.  Our refined products are currently sold and delivered by truck and barge.

Pipeline Transportation

Our pipeline operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines in the U.S. Gulf of Mexico. Producers and shippers are charged a fee based on anticipated throughput volumes.

Oil and Gas Exploration and Production

Our U.S. Gulf of Mexico oil and gas properties were uneconomic for the three and nine months ended September 30, 2013 as a result of leases being relinquished and fields being shut-in by operators. On February 28, 2013 Blue Dolphin Exploration Company (‘BDEX”), a wholly owned subsidiary, completed the disposal of its 7% undivided working interest in the North Sumatra Basis – Langsa Field offshore Indonesia (“Indonesia”) pursuant to Sale and Purchase Agreement with Blue Sky Langsa Limited (“Blue Sky”) effective November 6, 2012.  For the three and nine months ended September 30, 2013, our oil and gas exploration and production business segment had no revenue.

Blue Dolphin Energy Company & Subsidiaries

Operational Strategy

We are dedicated to maintaining efficient and reliable refinery operations and improving liquidity and profitability.   Throughout 2013, we have taken a number of steps to more effectively operate the Nixon Facility and manage the spread between our cost to acquire crude oil and the price of the refined petroleum products that we ultimately sell.  Such steps to date have included adopting a condition-based predictive maintenance turnaround policy and completion of several smaller capital improvement projects, such as installation of new laboratory equipment and a new caustic system.  Progress on our operational strategy for the three months ended September 30, 2013 (the “Current Quarter”) was as follows:

●
Sale of Jet Fuel – In mid-September of the Current Quarter, the Nixon Facility began producing jet fuel – the Nixon Facility’s fifth saleable product.  Jet fuel is produced by separating the distillate stream into kerosene and diesel and blending the kerosene with a portion of the heavy naphtha stream.  Production of jet fuel, which is considered a higher value product, significantly upgrades the value of the naphtha component; and

●
Refurbishment of Naphtha Stabilizer and Depropanizer Unit – We are refurbishing the naphtha stabilizer and depropanizer units at the Nixon Facility, which we anticipate will: (i) improve the quality of the naphtha that we produce, (ii) allow higher recovery of lighter products that can be sold as a LPG mix, and (iii) increase the amount of throughput that can be processed by the Nixon Facility.  The estimated cost to refurbish the naphtha stabilizer and depropanizer unit is approximately $1.5 million. Our ability to complete this capital expenditure project is dependent upon further advances being made by Milam under the Construction and Funding Agreement, cash from operations or third-party financing.  There can be no assurance that funding will be obtained for completion of the capital expenditure project.  (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Genesis” of this report for additional disclosures that add to our obligation amount under the Construction and Funding Agreement.)

Key Operating Statistics

Key operational statistics for our core business segment, refinery operations, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Nixon Facility

Operating days	90	90	265	238

Total refinery throughput(1)
bbls	979,807	947,569	2,967,469	2,125,094
bpd	10,887	10,529	11,198	8,929
Capacity utilization rate	73%	70%	75%	60%

Total refinery production
bbls	963,645	925,048	2,906,873	2,085,970
bpd	10,707	10,283	10,969	8,765
Capacity utilization rate	71%	69%	73%	58%

(1) Total refinery throughput includes crude oil and other feedstocks.

Blue Dolphin Energy Company & Subsidiaries

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

Blue Dolphin Energy Company & Subsidiaries

Below is a discussion of the material terms and conditions of each of our agreements with Genesis.

●
Crude Supply Agreement -- Pursuant to the Crude Supply Agreement, GEL is the exclusive supplier of crude oil to the Nixon Facility. We are not permitted to buy crude oil from any other source without GEL’s express written consent. GEL supplies crude oil to LE at cost plus freight expense and any costs associated with GEL’s hedging. All crude oil supplied to LE pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described below. In addition, GEL has a first right of refusal to use three storage tanks at the Nixon Facility during the term of the Crude Supply Agreement. Subject to certain termination rights, the Crude Supply Agreement has an initial term of three years, expiring on August 12, 2014. On October 30, 2013, LE entered into a Letter Agreement Regarding Certain Advances and Related Agreements with GEL and Milam (the “October 2013 Letter Agreement”), effective October 24, 2013.  In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 12, 2019.

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

The Construction and Funding Agreement places restrictions on LE, which prohibit LE from: incurring any debt (except debt that is subordinated to amounts owed to Milam or GEL); selling, discounting or factoring its accounts receivable or its negotiable instruments outside the ordinary course of business while no default exists; suffering any change of control or merging with or into another entity; and certain other conditions listed therein. As of the date hereof, Milam can terminate the Construction and Funding Agreement by written notice at anytime. If Milam terminates the Construction and Funding Agreement, then Milam and LE are required to execute a forbearance agreement, the form of which has previously been agreed to as Exhibit J of the Construction and Funding Agreement.

In accordance with the terms of the October 2013 Letter Agreement, GEL agreed to advance to LE monies not to exceed approximately $186,934 to pay for certain equipment and services at the Nixon Facility.  All amounts advanced or paid by GEL or its affiliates pursuant to the October 2013 Letter Agreement will constitute Obligations, as defined in the Construction and Funding Agreement, by LE to Milam under the Construction and Funding Agreement.

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

Blue Dolphin Energy Company & Subsidiaries

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

The Joint Marketing Agreement contains negative covenants that restrict LE’s actions under certain circumstances. For example, LE is prohibited from making any modification to the Nixon Facility or entering into any contracts with third-parties which would materially affect or impair GEL’s or its affiliates’ rights under the agreements set forth above. The Joint Marketing Agreement has an initial term of three years expiring on August 12, 2014.  In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Joint Marketing Agreement and GEL agreed to automatically renew the Joint Marketing Agreement at the end of the initial term for successive one year periods until August 12, 2019 unless sooner terminated by GEL with 180 days prior written notice.

●
Amendments and Clarifications to the Joint Marketing Agreement -- The Joint Marketing Agreement was amended and clarified to allow GEL to provide LE with Operations Payments during months in which LE incurred Deficit Amounts.

Blue Dolphin Energy Company & Subsidiaries

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

As of September 30, 2013, total advances under the Construction and Funding Agreement, including Deficit Amounts, were $10,896,196.  As of September 30, 2013, pursuant to amendments and clarifications to the Joint Marketing Agreement, the net Deficit Amount included in our obligation amount under the Construction and Funding Agreement was $7,253,059.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 (the “Prior Quarter”)

During the Prior Quarter, the Nixon Facility, which was refurbished and began operations in February 2012, operated for a total of 90 days at 70% of operating capacity.  During the Current Quarter, the Nixon Facility operated for 90 days at 73% of operating capacity.

Current Quarter Compared to Prior Quarter

Summary. For the Current Quarter we reported a loss from continuing operations, net of tax, of $2,080,737, or a loss of $0.20 per share, compared to income from continuing operations, net of tax, of $3,573,947, or income of $0.34 per share, for the Prior Quarter.  We reported a loss from discontinued operations of $4,336,708, or a loss of $0.41 per share, in the Prior Quarter compared to no loss from discontinued operations in the Current Quarter.   The loss from continuing operations, net of tax, in the Current Quarter was primarily attributable to lower refining margins. Refining gross margin per barrel sold was $1.29 for the Current Quarter compared to $8.19 for the Prior Quarter.

Total Revenue from Operations. For the Current Quarter we had total revenue from operations of $106,620,393 compared to total revenue from operations of $103,862,479 for the Prior Quarter.  The 3% increase in total revenue from operations was primarily the result of an increase in refined product sales at the Nixon Facility.  Substantially all of our revenue in the Current Quarter came from refined product sales, which generated revenue of $106,541,284, or more than 99% of total revenue from operations, compared to $103,738,982, or more than 99% of total revenue from operations, in the Prior Quarter.

Blue Dolphin Energy Company & Subsidiaries

Cost of Refined Products Sold. Cost of refined petroleum products sold was $105,314,208 for the Current Quarter compared to $96,160,575 for the Prior Quarter.  The 10% increase in cost of refined products sold was primarily the result of an increase in the cost of crude oil per barrel and an increase in the volume of refined products sold.

Refinery Operating Expenses. We recorded refinery operating expenses of $2,629,518 in the Current Quarter, all of which were for services provided to us by LEH to manage and operate the Nixon Facility pursuant to the Management Agreement with LEH.  For the Prior Quarter, we recorded refinery operating expenses of $2,559,456.  See “Part I, Item 1. Financial Statements - Note (13), Accounts Payable, Related Party” of this report for additional disclosures related to the Management Agreement.

Pipeline Operating Expenses. We recorded pipeline operating expenses of $40,813 in the Current Quarter compared to $107,534 in the Prior Quarter.  The decline in pipeline operating expenses was the result of lower throughput on our pipeline systems.

Lease Operating Expenses. Lease operating expenses totaled $16,797 in the Current Quarter compared to $18,653 in the Prior Quarter.  The decline in lease operating expenses was due to leases being relinquished and fields being shut-in by operators.

General and Administrative Expenses. General and administrative expenses decreased from $442,132 in the Prior Quarter to $387,100 in the Current Quarter. The decrease in general and administrative expenses in the Current Quarter was primarily related to lower consulting, legal and audit expenses.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization decreased from $452,142 in the Prior Quarter to $337,156 in the Current Quarter.  We recorded a significant impairment to our pipeline and oil and gas assets in 2012, which reduced the carrying value of these assets and resulted in a corresponding decrease in depletion, depreciation and amortization expense.

Abandonment Expense. We recognized $8 of abandonment expense in the Current Quarter compared to $539,996 in the Prior Quarter.  Abandonment expense in the Prior Quarter primarily related to plugging and abandonment costs associated with our High Island A-7 oil and gas property.  We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

Other Income. We recognized $278,349 in net tank rental revenue in the Current Quarter compared to $81,365 in the Prior Quarter.  The increase in net tank rental revenue was primarily a result of additional tanks being leased.

Discontinued Operations, Net of Tax.  We reported a loss from discontinued operations, net of tax, of $4,336,708 in the Prior Quarter compared to $0 in the Current Quarter.

Nine Months Ended September 30, 2013 (the “Current Nine Months”) Compared to Nine Months Ended September 30, 2012 (the “Prior Nine Months”)

During the Prior Nine Months, the Nixon Facility, which was refurbished and began operations in February 2012, operated for a total of 238 days at 60% of operating capacity.  During the Current Nine Months, the Nixon Facility operated for 265 days at 75% of operating capacity.

Current Nine Months Compared to Prior Nine Months

Summary. For the Current Nine Months we reported a loss from continuing operations, net of tax, of $7,951,078, or a loss of $0.76 per share, compared to a loss from continuing operations, net of tax, of $5,686,927, or a loss of $0.56 per share, for the Prior Nine Months.  We reported a loss from discontinued operations of $4,443,566, or a loss of $0.43 per share, in the Prior Nine Months compared to no loss from discontinued operations in the Current Nine Months.   The loss from continuing operations, net of tax, in the Current Nine Months was primarily attributable to lower refining margins combined with lost sales as a result of a planned maintenance turnaround during the first quarter of 2013.  During the Current Nine Months, we adopted a condition-based predictive maintenance turnaround policy and completed several smaller capital improvement projects at the Nixon Facility, such as installation of new laboratory equipment and a new caustic system, to enhance profitability of our existing assets.

Blue Dolphin Energy Company & Subsidiaries

Total Revenue from Operations. For the Current Nine Months we had total revenue from operations of $320,254,921 compared to total revenue from operations of $234,251,406 for the Prior Nine Months.   The increase in total revenue from operations was primarily the result of operating 27 more days and increased throughput at the Nixon Facility in the Current Nine Months compared to the Prior Nine Months.  Substantially all of our revenue in the Current Nine Months came from refined product sales, which generated revenue of $320,025,559, or more than 99% of total revenue from operations, compared to $233,926,241, or more than 99% of total revenue from operations, in the Prior Nine Months.

Cost of Refined Products Sold. Cost of refined petroleum products sold was $317,508,586 for the Current Nine Months compared to $229,853,030 for the Prior Nine Months.  The increase in cost of refined products sold was primarily the result operating 27 more days and increased throughput at the Nixon Facility in the Current Nine Months compared to the Prior Nine Months.

Refinery Operating Expenses. We recorded refinery operating expenses of $8,099,371 in the Current Nine Months, all of which were for services provided to us by LEH to manage and operate the Nixon Facility pursuant to the Management Agreement with LEH.  For the Prior Nine Months, we recorded refinery operating expenses of $5,862,121.  See “Part I, Item 1. Financial Statements - Note (13), Accounts Payable, Related Party” of this report for additional disclosures related to the Management Agreement.

Pipeline Operating Expenses. We recorded pipeline operating expenses of $122,592 in the Current Nine Months compared to $344,654 in the Prior Nine Months.  The decline in pipeline operating expenses was the result of lower throughput on our pipeline systems.

Lease Operating Expenses. Lease operating expenses totaled $58,088 in the Current Nine Months compared to $63,612 in the Prior Months.

General and Administrative Expenses. General and administrative expenses decreased from $1,702,439 in the Prior Nine Months to $1,333,203 in the Current Nine Months. The decrease in general and administrative expenses in the Current Nine Months was primarily related to lower consulting, legal and audit expenses.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization decreased from $1,170,927 in the Prior Nine Months to $997,671 in the Current Nine Months.    We recorded a significant impairment to our pipeline and oil and gas assets in 2012, which reduced the carrying value of these assets and resulted in a corresponding decrease in depletion, depreciation and amortization expense.

Abandonment Expense. We recognized $51,360 of abandonment expense in the Current Nine Months compared to $539,996 in the Prior Nine Months.  Abandonment expense in the Prior Nine Months was primarily related to plugging and abandonment costs associated with our High Island A-7 oil and gas property.  We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

Other Income. We recognized $835,048 in net tank rental revenue in the Current Nine Months compared to $256,684 in the Prior Nine Months.  The increase in net tank rental revenue was primarily a result of additional tanks being leased.

Discontinued Operations, Net of Tax.  We reported a loss from discontinued operations, net of tax, of $4,443,566 in the Prior Nine Months compared to $0 in the Current Nine Months.

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

Blue Dolphin Energy Company & Subsidiaries

Following is a reconciliation of EBITDA by business segment for the three months ended September 30, 2013 (and at September 30, 2013) and the three months ended September 30, 2012 (and at September 30, 2012):

	Three Months Ended September 30, 2013
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$106,541,284	$78,909	$200	$-	$106,620,393
Operation cost(2)	(107,961,900)	(93,308)	(20,797)	(340,612)	(108,416,617)
Other non-interest income	278,349	-	-	-	278,349
EBITDA	$(1,142,267)	$(14,399)	$(20,597)	$(340,612)	$(1,517,875)

Depletion, depreciation and amortization					(337,156)
Other expense, net					(225,706)

Loss from continuing operations,					$(2,080,737)
before income taxes

Capital expenditures	$356,889	$-	$-	$-	$356,889

Identifiable assets(3)	$48,925,380	$1,564,180	$4,825	$844,334	$51,338,719

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue. In addition, the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations group. Cost of refined products sold includes a realized loss of $378,899 and an unrealized gain of $81,720.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries

	Three Months Ended September 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$103,738,982	$117,712	$5,785	$-	$103,862,479
Operation cost(2)	(98,755,479)	(211,114)	(730,774)	(160,097)	(99,857,464)
Other non-interest income	81,365	-	-	-	81,365
EBITDA	$5,064,868	$(93,402)	$(724,989)	$(160,097)	$4,086,380

Depletion, depreciation and amortization					(452,142)
Other expense, net					(57,788)

Income from continuing operations,					$3,576,450
before income taxes

Loss from discontinued operations					$(4,336,708)

Capital expenditures	$494,312	$-	$-	$-	$494,312

Identifiable assets(3)	$48,645,278	$11,350,264	$812,229	$1,010,097	$61,817,868

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries

Following is a reconciliation of EBITDA by business segment for the nine months ended September 30, 2013 (and at September 30, 2013) and the nine months ended September 30, 2012 (and at September 30, 2012):

	Nine Months Ended September 30, 2013
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$320,025,559	$229,162	$200	$-	$320,254,921
Operation cost(2)	(325,625,984)	(312,209)	(120,856)	(1,198,664)	(327,257,713)
Other non-interest income	835,048	-	-	-	835,048
EBITDA	$(4,765,377)	$(83,047)	$(120,656)	$(1,198,664)	$(6,167,744)

Depletion, depreciation and amortization					(997,671)
Other expense, net					(785,663)

Loss from continuing operations,					$(7,951,078)
before income taxes

Capital expenditures	$1,244,859	$-	$-	$-	$1,244,859

Identifiable assets(3)	$48,925,380	$1,564,180	$4,825	$844,334	$51,338,719

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)
General and administrative costs are allocated based on revenue. In addition, the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations group. Cost of refined products sold includes a realized loss of $627,340 and an unrealized gain of $297,020.

(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries

	Nine Months Ended September 30, 2012
	Segment
	Crude Oil		Oil and Gas
	and Condensate	Pipeline	Exploration &	Corporate &
	Processing	Transportation	Production	Other(1)	Total
Revenues	$233,926,241	$312,098	$13,067	$-	$234,251,406
Operation cost(2)	(235,987,724)	(648,334)	(1,153,146)	(656,516)	(238,445,720)
Other non-interest income	256,684	-	-	-	256,684
EBITDA	$(1,804,799)	$(336,236)	$(1,140,079)	$(656,516)	$(3,937,630)

Depletion, depreciation and amortization					(1,170,927)
Other expense, net					(562,723)

Loss from continuing operations,					$(5,671,280)
before income taxes

Loss from discontinued operations					$(4,443,566)

Capital expenditures	$2,568,449	$-	$-	$-	$2,568,449

Identifiable assets(3)	$48,645,278	$11,350,264	$812,229	$1,010,097	$61,817,868

(1)	Includes unallocated general and administrative costs associated with corporate maintenance costs (such as director fees and legal expenses).
(2)	General and administrative costs are allocated based on revenue.
(3)	Identifiable assets contain related legal obligations of each segment including cash, accounts receivable and payable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries

Liquidity and Capital Resources

Sources and Uses of Cash.

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2013	2012	2013	2012

Cash flow from operations
Adjusted loss from continuing operations	$(1,738,670)	$7,957,949	$(6,979,741)	$(274,193)
Adjusted loss from discontinued operations	-	(4,281,310)		(4,293,887)
Change in assets and current liabilities	333,837	(3,704,656)	2,419,194	1,522,801
Total cash flow from operations	(1,404,833)	(28,017)	(4,560,547)	(3,045,279)

Cash inflows (outflows)
Proceeds from issuance of debt	2,045,420	535,776	5,750,611	4,788,623
Payments on long term debt	-	(357,035)	(60,876)	(713,686)
Cash acquired on Acquisition	-	-	-	1,674,594
Capital expenditures	(356,889)	(494,312)	(1,244,859)	(2,568,449)
Proceeds from sale of assets	-	-	201,000	-
Proceeds from notes payable	-	8,548	15,032	24,548
Payments on note payble	(149,705)	(3,975)	(206,445)	(22,900)
Total cash inflows (outflows)	1,538,826	(310,998)	4,454,463	3,182,730

Total change in cash flows	$133,993	$(339,015)	$(106,084)	$137,451

At September 30, 2013, our available cash was $314,812.  We are currently relying on our profit share, GEL and LEH to fund our working capital requirements. During months in which we receive no profit share distribution, GEL and/or LEH may, but are not required to, fund our operating losses. As of September 30, 2013, the Deficit Amount financed by GEL was $7,253,059 and the working capital amount funded by LEH was $3,259,803.  For months in which GEL finances Deficit Amounts, LE does not receive any of its profit share until the Deficit Amounts have been repaid.

We believe that our aforementioned operational strategy will be sufficient to support our operations over the next 12 months.  (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operational Strategy” of this report for disclosures related to our operational strategy.) However, our efforts depend on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit and financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors beyond our control.  There can be no assurance that our operational strategy will achieve the anticipated outcomes, or that GEL and/or LEH will continue to fund our working capital requirements during months in which we have operational losses.  In the event our operational strategy is not successful, or our working capital requirements are not funded by our profit share, GEL, or LEH, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.  See “Item 1A. Risk Factors” in our previously filed Annual Report, "Part II, Item 1A. Risk Factors" in our previously filed Quarterly Reports for the three months ended March 31, 2013 and the three months ended June 30, 2013, and "Part II, Item 1A. Risk Factors" in this report for the risk factors related to working capital and liquidity.

For the Current Quarter, we experienced negative cash flow from operations of $1,404,833.  For the Prior Quarter, we experienced negative cash flow from operations of $28,017. This represents a decline in cash flow from operations of $1,376,816 for the Current Quarter compared to the same period a year earlier.

We continue to work with our vendors to bring our outstanding accounts payable current as expeditiously as possible. In the event that our efforts are not successful, we will experience a significant and material adverse effect on our continuing operations, liquidity and financial condition.

Blue Dolphin Energy Company & Subsidiaries

Our U.S. Gulf of Mexico oil and gas properties were uneconomic for the three and nine months ended September 30, 2013 as a result of leases being relinquished and fields being shut-in by operators. On February 28, 2013 Blue Dolphin Exploration Company (‘BDEX”), a wholly owned subsidiary, completed the disposal of its 7% undivided working interest in the North Sumatra Basis – Langsa Field offshore Indonesia (“Indonesia”) pursuant to Sale and Purchase Agreement with Blue Sky Langsa Limited (“Blue Sky”) effective November 6, 2012.

We recognized $8 and $539,996 of abandonment expense in the Current Quarter and Current Nine Months, respectively, related to plugging and abandonment costs associated with our High Island A-7 oil and gas property. The amount for High Island A-7, which exceeded the asset retirement obligation liability, was recognized as a loss during the respective periods. We will record additional plugging and abandonment costs as information becomes available to substantiate actual and/or probable costs.

Capital expenditures in the Current Quarter and Current Nine Months totaled $356,889 and $1,244,859, respectively, and consisted of $356,889 and $1,244,859, respectively, related to investments in the Nixon Facility.  We expect to fund additional capital expenditures at the Nixon Facility primarily through the Construction and Funding Agreement, cash from operations or other borrowings. The principal balance owed to Milam under the Construction and Funding Agreement was $10,896,196 and $5,206,175, including Deficit Amounts, at September 30, 2013 and December 31, 2012, respectively.

The principal balance outstanding on the Refinery Note was $9,122,302 and $9,298,183 at September 30, 2013 and December 31, 2012, respectively. On June 1, 2013, AFNB and LE agreed to amend the Refinery Note (the “Note Modification Agreement”).  Pursuant to the Note Modification Agreement, the monthly principal and interest payment due under the Refinery Note is $75,310.

The principal balance outstanding on the Notre Dame Debt was $1,300,000 at September 30, 2013 and December 31, 2012. There are no financial covenants associated with this debt.

See “Part I, Item 1. Financial Statements – Note (14) Notes Payable” and “Note (17) Long-Term Debt” of this report for additional disclosures related to our debt obligations.

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

Interest Rate Risk. We are exposed to interest rate volatility with regard to existing variable rate debt tied to movements in the U.S. prime rate. At September 30, 2103, we had $9,122,302 of variable interest debt with a weighted average interest rate at year end of approximately 5.50%.

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

Blue Dolphin Energy Company & Subsidiaries

Based on that evaluation, our Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.   Our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), require us to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Blue Dolphin Energy Company & Subsidiaries

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are subject to various lawsuits, claims, mechanics liens and administrative proceedings that arise out of the normal course of business. Management does not believe that the liens will have a material adverse effect on our results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A, “Risk Factors” and elsewhere in our previously filed Annual Report and Quarterly Reports on Forms 10-Q for the three months ended March 31, 2013 and for the three months ended June 30, 2013. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  There have been no material changes in our assessment of our risk factors from those set forth in our previously filed Annual Report and Quarterly Reports on Form 10-Q for the three months ended March 31, 2013 and the three months ended June 30, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

The following exhibits are filed herewith:

Exhibit Number	Description
10.1	First Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of July 1, 2013.
10.2	Letter Agreement Regarding Certain Advances and Related Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC, and Milam Services, Inc., effective October 24, 2013.
31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CA	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: BLUE DOLPHIN ENERGY COMPANY

Date: November 14, 2013	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd Interim Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)