Form 10-K
period 2013-12-31
BLUE DOLPHIN ENERGY CO
filed 2014-03-31
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $8,843,968 based on the number of shares of common stock held by non-affiliates and the last reported sale price of the registrant's common stock on December 31, 2013.

Number of shares of common stock, par value $0.01 per share outstanding as of March 31, 2014:  10,430,973

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, or materially affect our financial condition, results of operations and cash flows.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

●	changes in the general economic conditions;
●	changes in the underlying demand for our products;
●	fluctuations of crude oil inventory costs and refined petroleum products inventory prices and their effect on our refining margins;
●	our dependence on Genesis Energy, LLC (“Genesis”) and its affiliates for continued financing, sourcing of crude oil inventory and marketing of our refined petroleum products;
●	the early termination of our agreements with Genesis and its affiliates;
●
our dependence on Lazarus Energy Holdings, LLC (“LEH”) for continued financing and management of all of our subsidiaries and the operation of all of our assets, including the Nixon Facility, pursuant to the Management Agreement;

●	our ability to generate sufficient funds from operations or obtain financing from other sources;
●	failure to comply with certain financial covenants related to certain of our long-term indebtedness;
●
regulatory changes that reduce the allowable sulfur content for commercially sold diesel in the United States, which will require us to incur significant capital upgrades and could have a material adverse effect on our results of operations, financial condition and cash flows;

●	availability and cost of renewable fuels for blending and Renewable Identification Numbers (“RINs”) to meet Renewable Fuel Standards ("RFS") obligations;
●
strict laws and regulations regarding employee and business process safety to which we are subject, the compliance failure of which could have a material adverse effect on our results of operations and financial condition;

●	potential increased indebtedness, which may reduce our financial flexibility;
●
regulatory restrictions on greenhouse gas emissions, which could force us to incur increased capital and operating costs and could have a material adverse effect on our results of operations and financial condition;

●	access to less than desired levels of crude oil for processing at the Nixon Facility;
●	our dependence on a small number of customers for a large percentage of our revenues;
●	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our operations;
●
potential downtime of the Nixon Facility, which could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations;

●	the geographic concentration of the Nixon Facility, which creates a significant exposure risk to the regional economy;
●	competition from larger companies;
●	infrastructure limitations;
●
dangers inherent in our operations, such as fires and explosions, which could cause disruptions and expose us to potentially significant losses, costs and liabilities and significantly reduce our liquidity;

●	the effects of Genesis’ hedging of our refined petroleum products and crude oil inventory and exposure to the risks associated with volatile crude oil prices;
●	retention of key personnel;
●	insurance coverage that may be inadequate or expensive;
●	our potential reorganization from a publicly traded “C” corporation to a publicly traded master limited partnership;
●	performance of third-party operators for our oil and gas properties;
●	costs associated with abandonment of our pipelines and oil and gas properties; and
●	changes in and compliance with taxes, which could adversely affect our performance.

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

Remainder of Page Intentionally Left Blank

PART I

 ITEM 1.  BUSINESS

Company Overview

Blue Dolphin Energy Company (www.blue-dolphin-energy.com), a Delaware corporation (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “BDEC,” “we,” “us” and “our”) was formed in 1986 as a holding company. We conduct substantially all of our operations through our wholly-owned subsidiaries.  We are primarily an independent refiner and marketer of petroleum products.  Our primary asset is a 56 acre crude oil and condensate processing facility, which is located in Nixon, Wilson County, Texas (the “Nixon Facility”).  As part of our refinery business segment we also conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility.  We also own and operate pipeline assets and have leasehold interests in oil and gas properties.

Refinery Operations

Our primary business is the refining of crude oil and condensate into marketable finished and intermediate products at the Nixon Facility, which has a current operating capacity of approximately 15,000 barrels (“bbls”) per day (“bpd”). The Nixon Facility consists of a distillation unit, naphtha stabilizer unit, depropanizer unit, jet fuel treater, approximately 120,000 bbls of crude oil storage capacity, approximately 148,000 bbls of refined product storage capacity and related loading and unloading facilities and utilities.

The Nixon Facility is operated as a “topping unit,” processing light crude oil and condensate primarily from the Eagle Ford Shale formation in South Texas.  We purchase the light crude oil and condensate for the Nixon Facility under an exclusive supply agreement with GEL TEX Marketing, LLC (“GEL”), an affiliate of Genesis.  The light crude oil and condensate is refined into finished products such as diesel and jet fuel and intermediate products such as naphtha, liquefied petroleum gas (“LPG”) and atmospheric gas oil.  Finished products are sold in nearby markets and intermediate products are sold to wholesalers and nearby refineries for further blending and processing.  Crude oil and condensate is currently received at the Nixon Facility by truck, however, the facility has the ability to receive feedstock by pipeline.  Our refined products are sold and delivered primarily by truck.

Crude Oil Refining Industry Overview

Crude oil refining is the process of separating the hydrocarbons present in crude oil into usable or refined petroleum products such as gasoline, diesel, jet fuel and other products. The crude oil refining process for most refineries involves numerous stages to create refined products, however, as a “topping unit” the Nixon Facility only engages in the first stage of the crude oil refining process. Refining is primarily a margin-based business where the crude oil (and other feedstocks) and refined products are commodities with fluctuating prices. In order to increase profitability, it is important for a refinery to both maximize and optimize the yields of its most profitable products and minimize the costs of crude oil (and other feedstocks) and operating expenses, and to do so without compromising safety and environmental performance. According to the U.S. Energy Information Administration (the “EIA”), as of January 1, 2013, there were 139 oil refineries operating in the United States, 27 of which were in Texas. Crude oil supply and demand dynamics can vary by region, creating differentiated margin opportunities depending on a given refinery’s location.

Refinery Raw Material Supply

Crude oil and condensate derived from surrounding Eagle Ford Shale production currently comprises 100% of the Nixon Facility’s input.  In August 2011, we entered into the Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) with GEL whereby we exclusively obtain all of the crude oil and condensate for the Nixon Facility through GEL, other than the crude oil and condensate purchased from any other supplier with the prior consent of GEL. All crude oil and condensate supplied pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described herein (see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Genesis”).  In addition, we have granted GEL right of first refusal to use three storage tanks at the Nixon Facility during the term of the Crude Supply Agreement.

Subject to certain termination rights, the Crude Supply Agreement has an initial term of three years expiring on August 12, 2014.  On October 30, 2013, Lazarus Energy, LLC (“LE”) entered into a Letter Agreement Regarding Certain Advances and Related Agreements with GEL and Milam Services, Inc. (“Milam”)(the “October 2013 Letter Agreement”), effective October 24, 2013.  In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 12, 2019 unless sooner terminated by GEL with 180 days prior written notice.

Refinery Customers

Customers for our finished and intermediate petroleum products include distributors, wholesalers and refineries primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). We have bulk term contracts in place with most of our customers. Many of these arrangements are subject to periodic renegotiation, which could result in us receiving higher or lower relative prices for our finished and intermediate petroleum products. For the year ended December 31, 2013, our five largest customers accounted for approximately 92% of our refined petroleum products sales.  For the year ended December 31, 2012, our four largest customers accounted for approximately 84% of our refined petroleum products sales.

Petroleum Refining Market and Competition

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

We operate primarily in the Eagle Ford Shale in South Texas supplying finished and intermediate petroleum products to the area from our Nixon Facility. The market for our finished and intermediate petroleum products is generally supplied by a number of refiners, including large integrated oil companies or independent refiners. These larger companies typically have greater resources and may have greater flexibility in responding to volatile market conditions or absorbing market changes.

Refinery Operations Business Strategy

We are dedicated to maintaining safe, efficient and reliable refinery operations, improving liquidity and profitability, and focusing on safety and environmental stewardship.   Throughout 2013, we took a number of steps to more effectively operate the Nixon Facility and manage the spread between our cost to acquire crude oil and the price of the refined petroleum products that we ultimately sell, as follows:

●
Safety and Environmental Management – We implemented programs and procedures across the company for managing safety and environmental matters with a focus on the assignment of responsibilities, sound risk management and decision-making, efficient and cost-effective planning and operations and regulatory compliance.  We also completed an assessment of process safety management (“PSM”) standards at the Nixon Facility.  Improving our PSM standards and developing a PSM  program at the Nixon Facility, which is designed to address all aspects of OSHA guidelines for developing and maintaining a comprehensive PSM program., is an integral part of our safety and environmental management strategy going forward;

●
Improved Product Mix – The Nixon Facility began producing jet fuel – the Nixon Facility’s fifth commercially saleable product – in mid-September 2013.  Jet fuel is produced by separating the distillate stream into kerosene and diesel and blending the kerosene with a portion of the heavy naphtha stream.  Production of jet fuel, which is considered a higher value product, significantly upgrades the value of the naphtha component.  We plan to significantly increase the production of jet fuel during 2014;

●
Naphtha Stabilizer and Depropanizer Units Refurbishment – We continued the refurbishment of certain components of Nixon Facility, including the naphtha stabilizer and depropanizer units, which we anticipate will: (i) improve the overall quality of the naphtha that we produce, (ii) allow higher recovery of lighter products that can be sold as a liquefied petroleum gas (“LPG”) mix, and (iii) increase the amount of throughput that can be processed by the Nixon Facility.  The estimated cost to refurbish the naphtha stabilizer and depropanizer units is approximately $1.5 million; and

●
Nixon Facility Improvements -- We continued to enhance our condition-based predictive maintenance turnaround policy and completed several smaller capital improvement projects at the Nixon Facility, such as installing new laboratory equipment and a new caustic system and upgrading loading bay meters.

Pipeline Transportation

Our pipeline transportation operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines in the U.S. Gulf of Mexico. Producers and shippers are charged a fee based on anticipated throughput volumes.  Our pipeline transportation operations represented less than 1% of total revenue for the years ended December 31, 2013 and 2012.

Oil and Gas Exploration and Production

Our oil and gas exploration and production assets, which include leasehold interests in properties in the U.S. Gulf of Mexico and previously included a leasehold interest in Indonesia, were uneconomic for the years ended December 31, 2013 and 2012 as a result of leases being relinquished and fields being shut-in by operators. On February 28, 2013 Blue Dolphin Exploration Company, a wholly owned subsidiary (“BDEX”), completed the disposal of its 7% undivided working interest in the North Sumatra Basis – Langsa Field offshore Indonesia (“Indonesia”) pursuant to Sale and Purchase Agreement with Blue Sky Langsa Limited (“Blue Sky”) effective November 6, 2012.  Our oil and gas exploration and production operations represented less than 1% of total revenue for the years ended December 31, 2013 and 2012.

Recent Developments

WBI Asset Sale Agreement.  On February 25, 1999, WBI Energy Midstream, LLC, a Colorado limited liability company (“WBI”), acquired from Blue Dolphin Pipe Line Company  (“BDPL”), a 1/6th, undivided beneficial interest in the Blue Dolphin Pipeline System, Galveston Area Block 350 Pipeline, and the Omega Pipeline (the “Pipeline Assets”).  On March 1, 1999, WBI and BDPL, as owners of the Pipeline Assets, engaged BDPL to operate certain pipeline systems within the Pipeline Assets (the “System”) and entered into an operating agreement governing the operation of the System (the “Operating Agreement”).  On February 5, 2014, WBI and BDPL entered into an Asset Sale Agreement (the “Purchase Agreement”), whereby BDPL reacquired WBI’s 1/6 interest in the Pipeline Assets, effective October 31, 2013.

Pursuant to the Purchase Agreement, WBI paid BDPL $100,000 in cash and $850,000 in the form of a bond in exchange for the payment and discharge of any and all payables, claims, and obligations related to the Pipeline Assets.  Effective October 31, 2013, WBI and BDPL mutually agreed to terminate the Operating Agreement whereby BDPL is now the sole owner and operator of the Pipeline Assets therein.

Master Easement Agreement - BDPL and FLNG Land.  On December 11, 2013 (the “Effective Date”), BDPL and FLNG Land, II, Inc., a Delaware corporation (“FLNG”), entered into a Master Easement Agreement (the “Master Easement Agreement”) whereby BDPL is providing FLNG with: (i) free and uninterrupted pedestrian and vehicular ingress and egress to and from State Highway 332, across the certain property of BDPL to certain property of FLNG (the “Access Easement”) and (ii) a perpetual permanent pipeline easement and right of way across certain property of BDPL to certain property owned by FLNG (the “Pipeline Easement” and together with the Access Easement, the “Easements”).  As initial consideration for the grant of the Easements, FLNG paid BDPL the sum of $250,000 (the “Initial Payment”) on the Effective Date.  FLNG has the option to terminate the Master Easement Agreement within ten (10) months of the Effective Date.  If FLNG commences improvements within the Access Easement or commences construction within the Pipeline Easement (the “Commencement Date”), FLNG shall make a second payment of $250,000 to BDPL (the “Second Payment”).

If FLNG elects to make the Second Payment, then on or before the first anniversary of the Commencement Date through the greater of: (i) the fifth anniversary of said date or (ii) the date on which the third of FLNG’s planned liquefaction pre-treatment train facilities has reached completion sufficient to permit its start-up and initial operational testing, FLNG shall make annual payments of $500,000 (“the Annual Payments”) to BDPL. Upon delivery of the Initial Payment, Second Payment, and each of the remaining Annual Payments, the Easements shall be fully paid for by FLNG.  On the anniversary of the date when the final Annual Payment is made, FLNG will pay to BDPL the sum of $10,000 annually for so long as FLNG desires to use the Access Easement.  The terms of the Easements are perpetual, unless terminated by FLNG prior to the Commencement Date or if FLNG elects to permanently cease use of the Access Easement or Pipeline Easement, as applicable.

Ongoing Acquisition and Disposition Activities

Consistent with our growth strategy, we are continuously engaged in discussions with potential sellers of assets, including Lazarus Energy Holdings, LLC (“LEH”), our majority stockholder, regarding the possible purchase of assets and operations that are strategic and complementary to our existing operations. These acquisition efforts may involve participation by us in processes that have been made public and involve a number of potential buyers, commonly referred to as “auction” processes, as well as situations in which we believe we are the only potential buyer or one of a limited number of potential buyers in negotiations with the potential seller. These acquisition efforts often involve assets and operations which, if acquired, could have a material effect on our financial condition and results of operations and require special financing.

The closing of any transaction for which we have entered into a definitive acquisition agreement will be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future acquisition efforts will be successful. Although we expect the acquisitions we make to be accretive in the long-term, we can provide no assurance that our expectations will ultimately be realized.

Intellectual Property

We rely on intellectual property laws to protect our brand, as well as those of our subsidiaries. “Blue Dolphin” is a registered trademark in the U.S. in name and logo form. “Petroport” is a registered trademark in the U.S. in name form. In addition, www.blue-dolphin.com and www.blue-dolphin-energy.com are registered domain names.

Employees

In connection with Blue Dolphin’s acquisition of LE in February 2012 (the “LE Acquisition”), we entered into a Management Agreement with LEH (the “Management Agreement”) pursuant to which LEH manages all of our subsidiaries and operates all of our assets, including the Nixon Facility. Under the Management Agreement, all Blue Dolphin personnel work for and are paid directly by LEH.  LEH bills Blue Dolphin at cost for certain personnel associated with BDPL.

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

We cannot predict the extent to which additional environmental, health, and safety laws will be enacted in the future, or how existing or future laws will be interpreted with respect to our operations. Many environmental, health, and safety laws and regulations are becoming increasingly stringent. The cost of compliance with and governmental enforcement of environmental, health, and safety laws may increase in the future. We may be required to make significant capital expenditures or incur increased operating costs to achieve compliance with applicable environmental, health, and safety laws.  This Governmental Regulation section should be read in conjunction with the "Forward-Looking Statements" and Part I, Item 1A “Risk Factors” sections in this Form 10-K , which discuss our expectations regarding future events, results or outcomes based on currently available information.

The Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007 (the “Energy Acts of 2005 and 2007”). Pursuant to the Energy Acts of 2005 and 2007, the Environmental Protection Agency (the “EPA”) issued Renewable Fuels Standards (“RFS”) that mandate the blending of renewable fuels into refined petroleum fuel products. Although the Nixon Facility is currently subject to this requirement, we have applied for a hardship exemption based on the Nixon Facility’s small refiner status. The EPA establishes new volume requirements and associated percentage standards on an annual basis that subject refineries to RFS. The volume requirements and associated percentage standards increase through 2022, when all facilities will be subject to the requirements.

The Federal Clean Air Act (the “CAA”). The CAA, its amendments and implementing regulations, as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air, affect our crude oil and condensate processing operations and impact certain emissions sources located offshore. Under the CAA, facilities that emit volatile organic compounds or nitrogen oxides face increasingly stringent regulations. The EPA has, in the past, targeted petroleum refineries as part of a nationwide enforcement initiative, and refineries remain high-visibility targets for enforcement under the CAA. In 1992, the EPA published a list of source categories (industry groups) that emit one or more of a list of 188 hazardous air pollutants (“HAPs”), also known as air toxics. The list of industry groups includes petroleum refineries because they are considered to be a major source of HAP emissions. The EPA developed standards that require the application of maximum achievable control technology (“MACT”) to help control HAP emissions. The Petroleum Refinery MACT standard applies to petroleum refining process units and related emission points. We are required to obtain permits, as well as to test, monitor, report and implement control requirements. In addition, our operations are subject to a number of New Source Performance Standards (“NSPS”) regulations. For example, in September 2012, the EPA issued final revisions to the NSPS for process heaters and flares at petroleum refineries. The final NSPS regulate emissions of nitrogen oxide from process heaters and emissions of sulfur dioxide from flares. The final rule also establishes work practice and monitoring standards for flares. In addition, air permits incorporating stringent control technology requirements are required for our refining operations that result in the emission of regulated air contaminants.

The CAA also authorizes the EPA to require modifications in the formulation of refined fuel products. In 2007, the EPA issued a second Mobile Source Air Toxics standard (the “MSAT II”) that required significant reductions in the sulfur content in gasoline and diesel fuel. These standards required most refineries to reduce the sulfur content in diesel to 15 parts per million (“ppm”) and gasoline to 30 ppm. Low sulfur (500 ppm) and ULSD fuel is expected to be phased in for diesel engines in June 2014. When implemented for diesel, the MSAT II requirements may require us to undergo additional permitting and/or incur capital expenditures to meet the new requirements. We can continue to sell low sulfur distillates to other refineries and blenders as a feedstock in the United States and as a finished petroleum product to other countries after the new standards are implemented. We do not currently manufacture gasoline.

In 2007 the U.S. Supreme Court held in Massachusetts v. EPA that greenhouse gas emissions may be regulated as an air pollutant under the CAA. In December 2009, the EPA published a finding that greenhouse gas emissions present an endangerment to human health and the environment because emissions of such gasses are contributing to changes in climate. The EPA has since issued regulations that require a reduction in emissions of greenhouse gases from motor vehicles and that require greenhouse gas emission permits for certain sources. Specifically, the EPA has adopted regulations under existing provisions of the CAA establishing Prevention of Significant Deterioration (“PSD”) construction and Title V operation permits requiring reviews for greenhouse gasses for certain large, stationary sources. In September 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources, including refineries. In addition, pursuant to a December 23, 2010 settlement agreement EPA was required to propose by December 10, 2011, NSPS for greenhouse gas emissions for refineries and to finalize such rules by November 15, 2012. To date, however, the EPA has not initiated that rulemaking. The adoption of future legislation limiting greenhouse gas emissions could cause us to incur additional compliance costs and may affect the demand for our products.

Occupational Safety and Health Administration (“OSHA”). In 2007, OSHA launched the National Emphasis Program for Petroleum Refineries (“RNEP”). The RNEP requires inspections of all refineries for compliance with process safety management regulations. Under the directive, our crude oil and condensate processing assets are subject to inspections that may last from two to six months, including one to three months on-site. Inspectors focus on checking process safety management implementation and records targeting specific process units and strategically sampling equipment, records and personnel. All of our operations are subject to OSHA’s standards for safe and healthful working conditions for personnel.

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

Outer Continental Shelf Lands Act (the “OCSLA”). Our pipeline operations and exploration and production activities within federal waters are subject to the requirements of OCSLA, which is administered by the Bureau of Ocean Energy Management (the “BOEM”) and the Bureau of Safety and Environmental Enforcement (the “BSEE”).  BOEM oversees offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, National Environmental Policy Act analysis and environmental studies. BSEE is responsible for safety and environmental oversight of offshore oil and gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production, inspections, offshore regulatory programs and oil spill response compliance.

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

The Federal Resource Conservation and Recovery Act (“RCRA”). RCRA and its state counterparts regulate solid and hazardous wastes and impose civil and criminal penalties for improper handling and disposal of such wastes. EPA and various state agencies have promulgated regulations that limit the disposal options for such wastes. Certain wastes generated by our oil and gas operations are currently exempt from regulation as hazardous wastes, but are subject to non-hazardous waste regulations. In the future these wastes could be designated as hazardous wastes under RCRA or other applicable statutes and therefore may become subject to more rigorous and costly requirements.

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

Environmental

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (26) Commitments and Contingencies” of this report for a description of our environmental activities.

Available Information

The SEC maintains and makes available public records, which includes reports filed by regulated companies and individuals, through conventional and electronic reading rooms. The SEC’s conventional reading room is located at 100 F Street, Northeast, Washington, D.C. 20549 and can be reached at (202) 551-8300. The SEC’s electronic reading room, which maintains records created by the SEC on or after November 1, 1996, is available online at http://www.sec.gov/foia/efoiapg.htm. Reports filed with the SEC by regulated entities and individuals are available at http://www.sec.gov/edgar/searchedgar/webusers.htm. We also make our public filings available on our website (http://www.blue-dolphin-energy.com) as soon as reasonably practicable after such material is filed, or furnished, to the SEC. A copy of our filings will also be furnished free of charge upon request.

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

Bpd. Barrels per day.

Condensate. Liquid hydrocarbons that are produced in conjunction with natural gas.  Condensate is chemically more complex than liquefied petroleum gas.  Although condensate is sometimes similar to crude oil or naphtha, it is usually lighter.

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

Distillates.  The result of crude distillation and therefore any refined oil product.  Distillate is more commonly used as an abbreviated form of middle distillate.  There are mainly four (4) types of distillates: (i) very light oils or light distillates (e.g., jet fuel, gasoline, kerosene, and naphtha), (ii) light oils or middle distillates, (iii) medium oils, and (iv) heavy fuel oils.

Distillation. The first step in the refining process whereby crude oil is heated in the base of a distillation tower. As the temperature increases, the crude's various compounds vaporize in succession at their various boiling points and then rise to prescribed levels within the tower according to their densities, from lightest to heaviest. They then condense in distillation trays and are drawn off individually for further refining. Distillation is also used at other points in the refining process to remove impurities.

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

Finished Petroleum Products.  Materials or products which have received the final increments of value through processing operations, and which are being held in inventory for delivery, sale, or use.

Heat Exchanger. See definition for Exchanger.

Intermediate Petroleum Products.  A product that might require further processing before it is saleable to the ultimate consumer.  This further processing might be done by the producer or by another processor.  Thus, an intermediate product might be a final product for one company and an input for another company that will process it further.

Jet Fuel. A high-quality kerosene product primarily used in aviation.  Kerosene-type jet fuel (including Jet A and Jet A-1) has a carbon number distribution between about 8 and 16 carbon atoms per molecule; wide-cut or naphtha-type jet fuel (including Jet B) has between about 5 and 15 carbon atoms per molecule.  Jet fuel is a white product, so-called because it is transparent.

Kerosene. A middle distillate fraction of crude oil that is produced at higher temperatures than naphtha and lower temperatures than gas oil.  It is usually used as jet turbine fuel and sometimes for domestic cooking, heating and lighting.

Leasehold Interest. The interest of a lessee under an oil and gas lease.

Light Crude. Crude oil with a low wax content.

Liquefied Petroleum Gas (“LPG”).  Manufactured during the refining of crude oil. LPG burns relatively cleanly with no soot and very few sulfur emissions.

MMcf. One million cubic feet of gas.

Naphtha. A refined or partly refined light distillate fraction of crude oil. Blended further or mixed with other materials it makes high-grade motor gasoline or jet fuel. It is also a generic term applied to the lightest and most volatile petroleum fractions.

Net Revenue Interest.  The percentage of production to which the owner of a working interest is entitled.

Non-Road, Locomotive and Marine Diesel Fuel (“NRLM”).  Commonly referred to as “off-road diesel.” Used in diesel engines for construction, agricultural, stationary engine, locomotive and marine operations. Typically, off-road diesel has a higher sulfur content than on-road diesel.

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

Ppm.  Parts per million.

Propane. A by-product of natural gas processing and petroleum refining. Propane is one of a group of liquefied petroleum gases. The others include butane, propylene, butadiene, butylene, isobutylene and mixtures thereof. See definition of Liquefied Petroleum Gas.

Recommissioning. While commissioning of a new plant facility or refinery helps ensure correct operation of its major systems when first installed, recommissioning helps to restore an existing plant facility or refinery to its originally intended operating performance. Both processes comprise the integrated application of a set of engineering techniques and procedures to check, inspect and test every operational component of the project, from individual functions such as instruments and equipment, up to complex amalgamations, such as modules, subsystems and systems.

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

Undivided Interest. A form of ownership interest in which more than one person concurrently owns an interest in the same oil and gas lease or pipeline and in which the interests of the parties are not specified whether by percentage or portion of the property.

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

ITEM 1A.  RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future operating results to differ materially from those currently expected. The risks described below are not the only risks we face. Additional risks and uncertainties not specified herein, not currently known to us or currently deemed to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Risks Related to our Business

The price volatility of crude oil, other feedstocks, refined products and fuel and utility services may have a material adverse effect on our earnings, cash flows and liquidity.

Our refining earnings, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil and natural gas liquids that are processed and blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business.  To increase earnings it is important to maximize and optimize the yields of finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs contracts, our earnings and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. While an increase or decrease in the price of crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.

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

Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. Our financial results are primarily affected by the relationship, or margin, between our refined petroleum products prices and the prices for crude oil. The cost to acquire crude oil and the price at which we can ultimately sell our refined petroleum products depend upon numerous factors beyond our control.

The prices at which we sell refined petroleum products are strongly influenced by the commodity price of crude oil. If crude oil prices increase, our refined petroleum products segment margins will fall unless we are able to pass along these price increases to our wholesale customers. Increases in selling prices for refined petroleum products typically lag behind the rising cost of crude oil and may be difficult to implement when crude oil costs increase dramatically over a short period of time.

Our operations are highly dependent on our relationship with Genesis and LEH, and, if we are unable to successfully maintain these relationships, our operations, liquidity and financial condition may be harmed.

We are party to a variety of contracts and agreements with Genesis and its affiliates that enable the purchase of crude oil, transportation of crude oil, provision of accounting and other services, joint marketing of our refined petroleum products and funding of renovations, expansion and other capital expenditures relating to the Nixon Facility. Certain of these agreements with Genesis and its affiliates have an initial term of three years and successive one-year renewals until August 12, 2019 unless sooner terminated by Genesis or its affiliates with 180 days prior written notice.  Further, we have an understanding with Genesis relating to an inventory risk management system, which is intended to reduce the commodity price risk of our finished products inventory and generate a more consistent gross margin for each barrel of refined product.

LEH manages all of our subsidiaries and operates all of our assets, including the Nixon Facility, pursuant to the Management Agreement.  The Management Agreement expires on the earliest to occur of: (a) the termination date of a certain agreement with a Genesis affiliate, which has an initial term of three years and successive one-year renewals until August 12, 2019 unless sooner terminated by the Genesis affiliate with 180 days prior written notice, (b) August 12, 2014, or (c) upon written notice of either party to the Management Agreement of a material breach of the Management Agreement by the other party.

These agreements and understandings require us to have a close working relationship with Genesis and LEH in order for us to be successful in fully executing our business strategy. If we are unable to maintain these relationships or our relationships are not on good terms, it could have a material adverse effect on our operations, liquidity and financial condition.

Genesis and LEH may, but are not required to, fund our working capital requirements.

Historically, we have used a portion of our cash reserves and revenue from operations to fund our working capital requirements. To the extent that we are unable to fund our working capital requirements from cash reserves and revenue from operations, we have relied on Genesis and LEH for our working capital requirements. As of December 31, 2013, working capital requirements financed by Genesis and LEH was $2,538,077 and $3,659,340, respectively. In the event our working capital requirements are not funded by Genesis or LEH, or we are otherwise unable to secure sufficient liquidity to support our short term and/or long-term capital requirements, we may not be able to meet our payment obligations, comply with certain deadlines related to environmental regulations and standards or pursue our business strategies, any of which may have a material adverse effect on our results of operations or liquidity.

We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.

Historically, we have used a portion of our cash reserves to fund our working capital requirements that were not funded from our operations.  Most recently, we have relied on advances under the Construction Funding Agreement and revenue from operations, including sales of refined products and rental of storage tanks, to fund our working capital requirements.  Currently we expect that these resources will be sufficient to satisfy our anticipated working capital requirements over the next 12 – 18 months.  If we cannot generate sufficient cash flows from operations, continue to make advances under the Construction and Funding Agreement or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations, comply with certain deadlines related to environmental regulations and standards or pursue our business strategies, any of which could have a material adverse effect on our results of operations or liquidity. Our short-term working capital needs are primarily related to repayment of a loan agreement (the “Loan Agreement”) dated September 29, 2008 by and between LE and First International Bank as evidenced by that certain promissory note, of even date with the Loan Agreement, in the original principal amount of $10,000,000.  Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades at the Nixon Facility.  In addition, from time to time, we expect to utilize significant capital to upgrade equipment, improve facilities and reduce operational, safety and environmental risks. We may incur substantial compliance costs in connection with any new environmental, health and safety regulations. Our liquidity will affect our ability to satisfy any of these needs.

As of December 31, 2013, we were in default of certain financial covenants related to a loan agreement.   Although our lender granted a temporary waiver effective December 31, 2013 through December 31, 2014, our failure to comply with certain financial covenants in the loan agreement could materially and adversely affect our operating results and our financial condition.

We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding notes payable, either upon maturity or if accelerated, or that we would be able to refinance or restructure the payments on the notes payable. If we fail to comply with covenants associated with the long-term debt and such failure is not cured or waived, then the senior lender may exercise any rights and remedies available under the loan agreement and applicable law including, without limitation, foreclosing on our assets. Any such action by our senior secured lender would have a material adverse effect on our financial condition and ability to continue as a going concern.

In June 2014, new environmental regulations become effective that reduce the allowable sulfur content for commercially sold diesel in the United States. Unless the Nixon Facility undergoes significant capital upgrades, we may be limited to selling our diesel as a distillate feedstock at lower prices.

New environmental regulations will become effective in June 2014 that reduce the sulfur content that is permitted to be contained in commercially sold diesel in the United States. In order to meet the lower sulfur content requirement for NRLM in the United States, the Nixon Facility may require capital upgrades in excess of approximately $50 million. In order to complete the required capital upgrades, we will have to finance such capital expenditures primarily through the issuance of debt and/or equity, which would result in dilution to existing stockholders and/or subject us to higher debt levels. We can continue to sell diesel with a higher sulfur content in the United States to other refineries and blenders as a feedstock and to other countries as a finished petroleum product.  There can be no assurance that we can: (i) obtain financing for capital expenditures at rates or at terms acceptable to us, if at all, (ii) sell diesel with a higher sulfur content in the United States to other refineries and blenders as feedstock or overseas as a finished product, or (iii) sell higher sulfur diesel content at prices that we deem reasonable or at all.

If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations could be materially adversely affected.

Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard, or RFS, which requires refiners to blend "renewable fuels," such as ethanol, with their petroleum fuels or purchase renewable energy credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels refineries like us are obligated to blend into their finished petroleum products increases annually over time until 2022. Beginning in February 2012, the Nixon Facility was required to blend renewable fuels into its diesel fuel or purchase RINs in lieu of blending. We submitted and lodged an application with the EPA requesting a small refinery exemption under the RFS mandate (“Hardship Exemption”) due to disproportionate economic hardship and disparate impact that compliance with the RFS mandate would have on the Nixon Facility.  There is no guarantee that the EPA will grant us the Hardship Exemption.  In addition, existing laws and/or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. If we are not granted the Hardship Exemption, we may be required to purchase additional RINs on the open market and waiver credits from the EPA in order to comply with the RFS. Recently the price of RINs has been extremely volatile with pricing increases.  We cannot predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could likely be material.  Additionally, because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refineries' product pool, potentially materially affecting our business, financial condition, results of operations, and cash flows.

We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.

We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers, and the proper design, operation and maintenance of our equipment. In addition, OSHA and certain environmental regulations require that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees and state and local governmental authorities. Failure to comply with these requirements, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, may result in significant fines or compliance costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.

We may incur significant liability as a result of, or costs and capital expenditures to comply with, health, safety and environmental regulations relating to the recommissioning of the Nixon Facility and/or as a result of new or modified laws and regulations.

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

We cannot predict the extent to which additional environmental, health and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, on September 12, 2012, the EPA published final amendments to the New Source Performance Standards (“NSPS”) for petroleum refineries to be effective November 13, 2012. These amendments include standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. We continue to evaluate the regulation and amended standards, as may be applicable to the operations at our refinery. We cannot currently predict costs we may incur, if any, to comply with the amended NSPS, but the costs could be material. Expenditures or costs for environmental, health and safety compliance could have a material adverse effect on our results of operations, financial condition and profitability and, as a result, our ability to make distributions.

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

The Nixon Facility is located in the heart of the Eagle Ford Shale play, an abundant source of domestic petroleum production. The gathering infrastructure in this area is developing such that, occasionally, large quantities of local crude oil may be transported in bulk away from nearby Eagle Ford Shale. When this occurs, we may experience wider than normal swings in crude oil prices in order to obtain our desired levels of crude oil.

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

To the extent that GEL reduces the volumes of crude oil and other feedstocks that they supply to us as a result of declining production or competition or otherwise, our sales, net income and cash available for payments of our debt obligations would decline unless we were able to acquire comparable supplies of crude oil and other feedstocks on comparable terms from other suppliers. Fluctuations in crude oil prices can greatly affect production rates and investments by third parties in the development of new oil reserves. Drilling activity generally decreases as crude oil prices decrease. We have no control over the level of drilling activity in the fields that supply the Nixon Facility, the amount of reserves underlying the wells in these fields, the rate at which production from a well will decline or the production decisions of producers. A material decrease in either crude oil production or drilling activity in the fields that supply the Nixon Facility, as a result of depressed commodity prices, natural production declines, governmental moratoriums on drilling or production activities, the availability and the cost of capital or otherwise, could result in a decline in the volume of crude oil we refine.

Loss of market share by a key customer, or consolidation among our customer base, could harm our operating results.

For the year ended December 31, 2013, a large percentage of our revenue, 92%, came from sales to five customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our refined petroleum products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results could be harmed.

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

The sale of refined petroleum products to the wholesale market is our primary business, and if we fail to maintain and grow our market share or gain market acceptance of our refined petroleum products, our operating results could suffer.

Our success in the wholesale market depends in large part on our ability to maintain and grow our image and reputation as a reliable operator and to expand into and gain market acceptance of our refined petroleum products. Adverse perceptions of product quality, whether or not justified, or allegations of product quality issues, even if false or unfounded, could tarnish our reputation and cause our wholesale customers to choose refined petroleum products offered by our competitors.

We are dependent on third parties for the transportation of crude oil into and refined petroleum products out of our Nixon Facility, and if these third parties become unavailable to us, our ability to process crude oil and sell refined petroleum products to wholesale markets could be materially and adversely affected.

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

Potential downtime at the Nixon Facility could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.

The safe and reliable operation of the Nixon Facility is key to our financial performance and results of operations. Although currently operating at anticipated levels, the Nixon Facility is still in a recommissioning phase and may require unscheduled downtime for unanticipated reasons, including maintenance and repairs, voluntary regulatory compliance measures, or cessation or suspension by regulatory authorities. Any scheduled or unscheduled downtime may result in lost margin opportunity, increased maintenance expense and a build-up of refined petroleum products inventory, which could reduce our ability to meet our payment obligations.

LEH holds a significant interest in us, and our related party transactions with LEH and its affiliates may cause conflicts of interest that may adversely affect us.

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

LEH owns approximately 81% of our outstanding common stock, par value $0.01 per share (the “Common Stock”). Mr. Carroll is the majority owner of LEH.  Through its ownership of such a large amount of Common Stock, LEH has significant influence over matters such as the election of our Board of Directors (the “Board”), control over our business, policies and affairs and other matters submitted to our stockholders. LEH is entitled to vote the Common Stock it owns in accordance with its interests, which may be contrary to our interests and those of other stockholders. LEH has interests that differ from the interests of our stockholders and, as a result, there is a risk that important business decisions will not be made in the best interest of some of our stockholders. LEH and its other affiliates are not limited in their ability to compete with us and are not obligated to offer us business opportunities. We believe that the transactions and agreements that we have entered into with LEH and its affiliates are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our Board is faced with decisions that could have different implications for us and LEH or its affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which may have a material adverse effect on our ability to do business.

The geographic concentration of our refinery and other assets creates a significant exposure to the risks of the regional economy and other regional adverse conditions. The location of our refinery also creates the risk of significantly increased transportation costs should the supply/demand balance change in our region such that regional supply exceeds regional demand for refined products.

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

Genesis’ hedging of our refined petroleum products may limit our gains and expose us to other risks.

We are exposed to market price risk related to our refined petroleum products inventory. The spread between crude oil and refined product prices is the primary factor affecting our operations, liquidity and financial condition. Our crude acquisition costs and refined petroleum products sales prices depend on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, NLRM and other refined petroleum products. Supply and demand for these products depend on various factors, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, availability of imports and exports, marketing of competitive fuels, and government regulation.

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

Our business requires the retention and recruitment of a skilled workforce and the loss of key personnel could result in the failure to implement our business plan.

The success of our business operations depends largely upon the efforts of key executive officers and technical personnel. Given our small size, we may not be able to retain required personnel on acceptable terms due to the competition for experienced personnel from other companies in the industry.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Owned and Leased Assets

We own, lease, and have leasehold interests in the properties listed below:

Property	Business Segment(s)	Acres	Owned / Leased	Location

Nixon Facility	Refinery Operations	56	Owned	Nixon, Wilson County, Texas
Freeport Facility	Pipeline Transportation	193	Owned	Freeport, Brazoria County, Texas
Offshore Pipelines	Pipeline Transportation	--	Owned	U.S. Gulf of Mexico
Oil and Gas Properties	Exploration and Production	--	Leasehold Interest	U.S. Gulf of Mexico
Corporate Headquarters	Corporate and Other	--	Lease	Houston, Harris County, Texas

●
Nixon Facility – Located in Nixon, Wilson County, Texas, the Nixon Facility is a 56 acre crude oil and condensate processing facility that has a current operating capacity of approximately 15,000 bpd. The Nixon Facility consists of a distillation unit, naphtha stabilizer unit, depropanizer unit, jet fuel treater, approximately 120,000 bbls of crude oil storage capacity, approximately 148,000 bbls of refined product storage capacity and related loading and unloading facilities and utilities. The Nixon Facility is pledged as collateral under a Security Agreement as discussed in Part II, Item 8 “Financial Statements and Supplementary Data – Note (15) Long-Term Debt” of this report.

●
Freeport Facility – Located in Freeport, Brazoria County, Texas, the Freeport Facility encompasses approximately 193 acres of land and includes pipeline easements and right-of-ways, crude oil and natural gas separation and dehydration facilities, a vapor recovery unit and two onshore pipelines.  The two onshore pipelines consist of approximately 4 miles of the 20-inch Blue Dolphin Pipeline and a 16-inch natural gas pipeline that connects the Freeport Facility to the Dow Chemical Plan Complex in Freeport, Texas.

●	Offshore Pipelines –The following provides a summary of our offshore pipelines, all of which are located in the U.S. Gulf of Mexico:

				Natural Gas
				Capacity
Pipeline	Location	Ownership	Miles	(MMcf/d)

Blue Dolphin Pipeline(1)	U.S. Gulf of Mexico	100%	38	160
GA 350 Pipeline	U.S. Gulf of Mexico	100%	13	65
Omega Pipeline(2)	U.S. Gulf of Mexico	100%	18	110
__________________________________________
(1)	Currently inactive.
(2)	Currently abandoned in place.

o
Blue Dolphin Pipeline System (“Blue Dolphin Pipeline”) – The Blue Dolphin Pipeline consists of 16-inch and 20-inch pipeline segments, including a trunk line and lateral lines, that span approximately 38 miles and run from an offshore anchor platform in Galveston Area Block 288 to our Freeport Facility.  The Blue Dolphin Pipeline has an aggregate capacity of approximately 180 MMcf of gas and 7,000 Bbls of crude oil and condensate per day;

o
Galveston Area Block 350 Pipeline (the “GA 350 Pipeline”) – The GA 350 Pipeline is an 8-inch, 13 mile offshore pipeline extending from Galveston Area Block 350 to a subsea interconnect and tie-in with a transmission pipeline in Galveston Area Block 391.  The GA-350 Pipeline has a capacity of approximately 65 MMcf of gas per day; and

o
Omega Pipeline (the “Omega Pipeline”) – The Omega Pipeline is a 12-inch, 18 mile offshore pipeline that originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342, where it was previously connected to the High Island Offshore System. The Omega Pipeline was abandoned in place in 1997.  Reactivation of the Omega Pipeline is dependent upon future drilling activity in its vicinity and the successful attraction of producer/shippers to the system. When it was active, the Omega Pipeline had a capacity of approximately 110 MMcf of gas per day.

●
Oil and Gas Properties – Oil and gas properties include a 2.5% working interest and 2.008% net revenue interest in High Island Block 115, a 0.5% overriding royalty interest in Galveston Area Block 321, and a 2.88% working interest and 2.246% net revenue interest in High Island Block 37.  All of the leases associated with these oil and gas properties have expired.

●
Corporate Headquarters – We lease 6,489 square feet of office space in Houston, Harris County, Texas, which serves as our company headquarters.  Our office lease is discussed more fully in Part II, Item 8 “Financial Statements and Supplementary Data – Note (19) Leases” included in this Annual Report on Form 10-K.

LEH manages and operates all of our properties and is reimbursed for their management and operation under the Management Agreement.  We believe that our properties are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business.

Options to Purchase Assets

●
 LTRI Option -- In June 2012, we purchased an exclusive option from LEH to acquire all of the issued and outstanding membership interests of Lazarus Texas Refinery I, LLC (“LTRI”), a Delaware limited liability company and a wholly-owned subsidiary of LEH.  LTRI’s assets include a refinery, located on a 104 acre site in Ingleside, San Patricio County, Texas (the “Ingleside Refinery”).  The Ingleside Refinery consists of crude oil and condensate processing equipment, pipeline connections, trucking terminals and related storage, storage tanks, a barge dock and receiving facility, pipelines, equipment, related loading and unloading facilities and utilities.  The LTRI Option expired on December 31, 2013; however, the parties are in discussions related to the terms for extending the option.  Although the contemplated transaction is with a related party, the Board has determined that the contemplated transaction is advisable, fair to and in the best interests of our stockholders.

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

●
 LED Option – In connection with the LE Acquisition, we purchased an exclusive option from LEH to acquire all of the issued and outstanding membership interests of Lazarus Energy Development, LLC (“LED”), a Delaware limited liability company and a wholly-owned subsidiary of LEH.  LED owns approximately 46 acres of real property, which is located adjacent to the Nixon Facility in Nixon, Wilson County, Texas.  We paid LEH a fully refundable sum of $183,421 in cash as consideration to purchase this option. The LED Option expired on December 31, 2013; however, the parties are in discussions related to the terms for extending the option. Although the contemplated transaction is with a related party, the Board has determined that the contemplated transaction is advisable, fair to and in the best interests of our stockholders.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we are subject to various lawsuits, claims, liens and administrative proceedings that arise out of the normal course of business. Vendors have placed mechanic’s liens on the Nixon Facility as protection during construction activities. Management does not believe that such liens have a material adverse effect on our results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Remainder of Page Intentionally Left Blank

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Simultaneous with the delisting of our Common Stock from the Nasdaq Capital Market on February 28, 2012, our Common Stock began trading on the OTCQX U.S. Premier tier of the OTC Markets under the ticker symbol “BDCO."  The following table sets forth, for the periods indicated, the high and low prices for our Common Stock as reported by the NASDAQ and the OTC Markets.  The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low

2013
December 31	$6.90	$4.15
September 30	$7.00	$5.01
June 30	$6.49	$5.12
March 31	$9.97	$5.00

2012
December 31	$6.50	$3.85
September 30	$7.95	$6.01
June 30	$9.22	$6.18
March 31	$11.60	$4.28

Holders

As of March 31, 2014, we had approximately 280 record holders of our Common Stock. We have approximately 3,000 beneficial holders of our Common Stock.

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

Executive Summary

Our primary business is the refining of crude oil and condensate into marketable finished and intermediate products at the Nixon Facility, which is a crude oil and condensate processing facility with a current operating capacity of approximately 15,000 barrels (“bbls”) per day (“bpd”). The Nixon Facility is located on a 56 acre site in Nixon, Wilson County, Texas, and consists of a distillation unit, naphtha stabilizer unit, depropanizer unit, jet fuel treater, approximately 120,000 bbls of crude oil storage capacity, approximately 148,000 bbls of refined product storage capacity and related loading and unloading facilities and utilities.  As part of our refinery business segment we also conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility. We also own and operate pipeline assets and have leasehold interests in oil and gas properties.

Refinery Operations Business Strategy

We are dedicated to maintaining safe, efficient and reliable refinery operations, improving liquidity and profitability, and focusing on safety and environmental stewardship.   Throughout 2013, we took a number of steps to more effectively operate the Nixon Facility and manage the spread between our cost to acquire crude oil and the price of the refined petroleum products that we ultimately sell, as follows:

●
Safety and Environmental Management – We implemented programs and procedures across the company for managing safety and environmental matters with a focus on the assignment of responsibilities, sound risk management and decision-making, efficient and cost-effective planning and operations and regulatory compliance.  We also completed an assessment of process safety management (“PSM”) standards at the Nixon Facility.  Improving our PSM standards and developing a PSM program at the Nixon Facility, which is designed to address all aspects of OSHA guidelines for developing and maintaining a comprehensive PSM program, is an integral part of our safety and environmental management strategy going forward;

●
Improved Product Mix – The Nixon Facility began producing jet fuel – the Nixon Facility’s fifth commercially saleable product – in mid-September 2013.  Jet fuel is produced by separating the distillate stream into kerosene and diesel and blending the kerosene with a portion of the heavy naphtha stream.  Production of jet fuel, which is considered a higher value product, significantly upgrades the value of the naphtha component.  We plan to significantly increase the production of jet fuel during 2014;

●
Naphtha Stabilizer and Depropanizer Units Refurbishment – We continued the refurbishment of certain components of the Nixon Facility, including the naphtha stabilizer and depropanizer units at the Nixon Facility, which we anticipate will: (i) improve the overall quality of the naphtha that we produce, (ii) allow higher recovery of lighter products that can be sold as a liquefied petroleum gas (“LPG”) mix, and (iii) increase the amount of throughput that can be processed by the Nixon Facility.  The estimated cost to refurbish the naphtha stabilizer and depropanizer units is approximately $1.5 million; and

●
Nixon Facility Improvements – We continued to enhance our condition-based predictive maintenance turnaround policy and completed several smaller capital improvement projects at the Nixon Facility, such as installing new laboratory equipment and a new caustic system and upgrading loading bay meters.

Remainder of Page Intentionally Left Blank

Key Operating Statistics

Key operational statistics for our core business segment, refinery operations, were as follows:

	Year Ended December 31,
	2013	2012

Operating days	341	326

Total refinery throughput(1)
bbls	3,822,128	3,176,530
bpd	11,209	9,744
Capacity utilization rate	75%	65%

Total refinery production
bbls	3,743,482	3,116,650
bpd	10,978	9,560
Capacity utilization rate	73%	64%
_________________________________________________
(1)	Total refinery throughput includes crude oil and condensate and other feedstocks.

Major Influences on Results of Operations

The safe, efficient and reliable operation of the Nixon Facility is critical to our financial performance.  Any adverse financial impact of a maintenance turnaround or significant capital improvement project is mitigated through a diligent planning process that considers expectations for product availability, seasonality, margin environment and the availability of resources to perform the required work.  Periodic maintenance and repairs are generally performed annually, depending on the processing units involved.

Earnings and cash flow from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire crude oil and other feedstocks and the price of the refined petroleum products we ultimately sell depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products, which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, availability of imports, marketing of competitive fuels and government regulation.

We monitor our per barrel refinery operating margins in order to measure our operating performance. We calculate the per barrel operating margin for the Nixon Facility by dividing the refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (excluding any substantial unrealized hedge positions and certain inventory adjustments).

The Nixon Facility is capable of processing substantial volumes of low-sulfur crude oil (sweet crude) and condensate to produce a high percentage of light, higher valued refined petroleum products. Sweet crude and condensate derived from surrounding Eagle Ford Shale production currently comprises 100% of the Nixon Facility’s input.

The nature of our business requires us to maintain access to substantial quantities of crude oil and refined product inventories. Crude oil and refined petroleum products are essentially commodities, and we have no control over the changing market value of these inventories. We utilize an inventory risk management policy in which derivative instruments may be used as economic hedges to reduce our crude oil and refined petroleum products inventory commodity price risk.

Relationship with Genesis

We continue to be dependent on our relationship with Genesis and its affiliates.  Our relationship with Genesis is governed by three agreements:

●	the Crude Oil Supply and Throughput Services Agreement by and between GEL and LE dated August 12, 2011 (the “Crude Supply Agreement”);

●	the Construction and Funding Contract by and between LE and Milam, an affiliate of Genesis, dated August 12, 2011 (the “Construction and Funding Agreement”); and

●	the Joint Marketing Agreement by and between GEL and LE dated August 12, 2011 (as subsequently amended, the “Joint Marketing Agreement”).

Below is a discussion of the material terms and conditions of each of our agreements with Genesis.

●
Crude Supply Agreement.  Pursuant to the Crude Supply Agreement, GEL, an affiliate of Genesis, is the exclusive supplier of crude oil to the Nixon Facility. We are not permitted to buy crude oil from any other source without GEL’s express written consent. GEL supplies crude oil to LE at cost plus freight expense and any costs associated with GEL’s hedging. All crude oil supplied to LE pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described below. In addition, GEL has a first right of refusal to use three storage tanks at the Nixon Facility during the term of the Crude Supply Agreement. Subject to certain termination rights, the Crude Supply Agreement has an initial term of three years, expiring on August 12, 2014. In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 12, 2019 unless sooner terminated by GEL with 180 days prior written notice.

●
Construction and Funding Agreement.  Pursuant to the Construction and Funding Agreement, LE engaged Milam to provide construction services on a turnkey basis in connection with the construction, installation and refurbishment of certain equipment at the Nixon Facility (the “Project”). Milam has continued to make advances in excess of their obligation, for certain construction and operating costs at the Nixon Facility. All amounts advanced to LE pursuant to the terms of the Construction and Funding Agreement bear interest at a rate of 6% per annum. In March 2012 (the month after initial operation of the Nixon Facility occurred), LE began paying Milam, in accordance with the provisions of the Joint Marketing Agreement, a minimum monthly payment of $150,000 (the “Base Construction Payment”) as repayment of interest and amounts advanced to LE under the Construction and Funding Agreement. If, however, the Gross Profits of LE (as defined below) in any given month (calculated as the revenue from the sale of products from the Nixon Facility minus the cost of crude oil) are insufficient to make this payment, then there is a deficit amount, which shall accrue interest (the “Deficit Amount”). If there is a Deficit Amount, then 100% of the gross profits in subsequent calendar months will be paid to Milam until the Deficit Amount has been satisfied in full and all previous $150,000 monthly payments have been made.

The Construction and Funding Agreement places restrictions on LE, which prohibit LE from:  (i) incurring any debt (except debt that is subordinated to amounts owed to Milam or GEL); (ii) selling, discounting or factoring its accounts receivable or its negotiable instruments outside the ordinary course of business while no default exists; (iii) suffering any change of control or merging with or into another entity; and (iv) certain other conditions listed therein. As of the date hereof, Milam can terminate the Construction and Funding Agreement by written notice at any time. If Milam terminates the Construction and Funding Agreement, then Milam and LE are required to execute a forbearance agreement, the form of which has previously been agreed to as Exhibit J of the Construction and Funding Agreement.

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

●
Joint Marketing Agreement.  The Joint Marketing Agreement sets forth the terms of the agreement between LE and GEL pursuant to which the parties will market and sell the output produced at the Nixon Facility and share the Gross Profits (as defined below) from such sales. Pursuant to the Joint Marketing Agreement, GEL is responsible for all product transportation scheduling. LE is responsible for entering into contracts with customers for the purchase and sale of output produced at the Nixon Facility and handling all billing and invoicing relating to the same. However, all payments for the sale of output produced at the Nixon Facility will be made directly to GEL as collection agent and all customers must satisfy GEL’s customer credit approval process. Subject to certain amendments and clarifications (as described below), the Joint Marketing Agreement also provides for the sharing of “Gross Profits” (defined as the total revenue from the sale of output from the Nixon Facility minus the cost of crude oil pursuant to the Crude Supply Agreement) as follows:

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

(e)
After the Investment Threshold Date, if GEL sustains losses, it can recoup those losses by a special allocation of 80% of Gross Profits until such losses are covered in full, after which the prevailing Gross Profits allocation shall be reinstated.

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

●
Amendments and Clarifications to the Joint Marketing Agreement.  The Joint Marketing Agreement was amended and clarified to allow GEL to provide LE with Operations Payments during months in which LE incurred Deficit Amounts.

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

As of December 31, 2013, total advances under the Construction and Funding Agreement, including Deficit Amounts, were $5,747,330.  As of December 31, 2013, pursuant to amendments and clarifications to the Joint Marketing Agreement, the net Deficit Amount included in our obligation amount under the Construction and Funding Agreement was $2,538,077.

Results of Operations

Year Ended December 31, 2013 (the "Current Year") Compared to Year Ended December 31, 2012 (the "Prior Year").

The Nixon Facility was refurbished and began operations in February 2012.  The Nixon Facility operated for a total of 341 days at 75% of operating capacity during the Current Year. The Nixon Facility operated for a total of 326 days at 65% of operating capacity during the Prior Year.

Summary. For the Current Year we reported a loss from continuing operations, net of tax, of $3,807,129, or a loss of $0.36 per share, compared to a loss from continuing operations, net of tax, of $13,841,066, or a loss of $1.35 per share, for the Prior Year.  We reported a loss from discontinued operations of $4,443,566, or a loss of $0.43 per share, in the Prior Year compared to no loss from discontinued operations in the Current Year.   The loss from continuing operations, net of tax, in the Current Year was primarily attributable to lower refining margins.  The Nixon Facility, which was returned to service in February 2012, operated for 15 more days and had an increase in total refinery throughput of approximately 10% in the Current Year compared to the Prior Year.  However, for the same period: (i) the average price per barrel of crude oil was higher, (ii) the average sales price per barrel of our refined products sold was lower, and (iii) the Nixon Facility was operating less than optimally.  During the Current Year, we adopted a condition-based predictive maintenance turnaround policy and completed several smaller capital improvement projects at the Nixon Facility, including installing new laboratory equipment and a new caustic system and updating the meters at the loading bays, to improve the operating efficiency of the Nixon Facility.  We will continue to make facility improvements to further optimize capacity utilization rates and improve product yields.

The safe and reliable operation of the Nixon Facility is key to our financial performance and results of operations.  Downtime may result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.  The Nixon Facility experienced 25 calendar days of downtime in the Current Year.  During the first quarter of the Current Year, the Nixon Facility experienced 14 calendar days of scheduled downtime for a planned maintenance turnaround.  During the fourth quarter of the Current Year, the Nixon Facility experienced 9 calendar days of unscheduled downtime for maintenance and a review, at management’s voluntarily election, of compliance with regulatory record keeping requirements.  The Nixon Facility experienced 40 calendar days of scheduled and unscheduled downtime in the Prior Year related start-up maintenance.  See “Part I, Item 1A. Risk Factors” in in this report for risk factors related to Nixon Facility downtime.

Total Revenue from Operations. For the Current Year we had total revenue from operations of $409,543,069 compared to total revenue from operations of $352,094,714 for the Prior Year.   The increase in total revenue from operations was primarily the result of operating 15 more days and increased throughput at the Nixon Facility in the Current Year compared to the Prior Year.  Substantially all of our revenue in the Current Year came from refined product sales, which generated revenue of $409,239,747, or more than 99% of total revenue from operations, compared to $351,665,234, or more than 99% of total revenue from operations, in the Prior Year.

Cost of Refined Products Sold. Cost of refined petroleum products sold was $399,101,182 for the Current Year compared to $342,035,755 for the Prior Year.  The increase in cost of refined products sold was primarily the result of operating 15 more days and increased throughput at the Nixon Facility in the Current Year compared to the Prior Year.

Refinery Operating Expenses. We recorded refinery operating expenses of $10,673,722 in the Current Year, all of which were for services provided to us by LEH to manage and operate Blue Dolphin’s assets pursuant to the Management Agreement with LEH.  For the Prior Year, we recorded refinery operating expenses of $8,603,155.  See “Part I, Item 1. Financial Statements - Note (11), Accounts Payable, Related Party” of this report for additional disclosures related to the Management Agreement.

Pipeline Operating Expenses. We recorded pipeline operating expenses of $163,163 in the Current Year compared to $391,169 in the Prior Year.  The decline in pipeline operating expenses was the result of lower throughput on our pipeline systems.

Lease Operating Expenses. Lease operating expenses totaled $67,923 in the Current Year compared to $57,122 in the Prior Year.

General and Administrative Expenses. We incurred general and administrative expenses of $1,794,053 in the Current Year compared to $2,076,946 in the Prior Year.  The decrease in general and administrative expenses in the Current Year was primarily related to lower consulting, legal and audit expenses.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $1,342,563 in the Current Year compared to $1,622,864 in the Prior Year.  We recorded a significant impairment to our pipeline and oil and gas assets in 2012, which reduced the carrying value of these assets and resulted in a corresponding decrease in depletion, depreciation and amortization expense.

Abandonment Expense. We recognized $63,767 of abandonment expense in the Current Year compared to $1,184,549 in the Prior Year.  Abandonment expense in the Prior Year primarily related to plugging and abandonment costs associated with our High Island A-7 oil and gas property.  We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

Impairment. Due to the continued weakness in our pipeline transportation and oil and gas exploration production business segments and the uncertainty of the timing and speed of recovery, we recorded an impairment of $9,435,745 in the Prior Year. The impairment charge in the Prior Year consisted of $7,990,025 related to our pipeline fixed assets and $1,445,720 related to goodwill, 100% of which was associated with our pipeline transportation and oil and gas exploration production business segments. We recorded $0 in impairment charges in the Current Year. See “Intangibles – Goodwill and Other” and “Recently Adopted Accounting Guidance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to goodwill, other intangible assets, impairment of goodwill and impairment of long-lived assets.

Other Income. We recognized $1,155,064 in net tank rental revenue in the Current Year compared to $534,047 in the Prior Year.  The increase in net tank rental revenue was primarily a result of additional tanks being leased to customers.

Discontinued Operations, Net of Tax.  We reported a loss from discontinued operations, net of tax, of $4,443,566 in the Prior Year compared to $0 in the Current Year.  On November 6, 2012, BDEX entered into a Sale and Purchase Agreement with Blue Sky to dispose of its 7% undivided working interest in Indonesia.  As a result, our operations related to Indonesia ceased effective November 6, 2012 and the disposal was completed on February 28, 2013.

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

Following is a reconciliation of EBITDA by business segment for the year ended December 31, 2013 (and at December 31, 2013) and the year ended December 31, 2012 (and at December 31, 2012):

	Year Ended December 31, 2013
	Segment
			Oil and Gas
	Refinery	Pipeline	Exploration &	Corporate
	Operations	Transportation	Production	and Other	Total
Revenue	$409,239,747	$303,122	$200	$-	$409,543,069
Operation cost(1)	(409,800,285)	(377,245)	(146,806)	(1,652,160)	(411,976,496)
Other non-interest income	1,113,397	41,667	-	-	1,155,064
EBITDA	$552,859	$(32,456)	$(146,606)	$(1,652,160)	$(1,278,363)

Depletion, depreciation and amortization					(1,342,563)
Other expense, net					(1,096,948)

Loss from continuing operations,
before income taxes					$(3,717,874)

Capital expenditures	$1,477,729	$-	$-	$-	$1,477,729

Identifiable assets(2)	$54,470,723	$2,378,806	$20,661	$809,311	$57,679,501

_____________________________________________

(1)
Within operation cost, general and administrative expenses are allocated across business segments based on revenue. General and administrative expenses associated with corporate maintenance costs (such as director fees and legal expenses) are included in the Corporate and Other business segment. The effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations business segment. Cost of refined products sold includes a realized loss of $246,210 and an unrealized gain of $143,050.

(2)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

	Year Ended December 31, 2012
	Segment
			Oil and Gas
	Refinery	Pipeline	Exploration &	Corporate
	Operations	Transportation	Production	and Other	Total
Revenues	$351,665,234	$406,812	$22,668	$-	$352,094,714
Operation cost(1)	(350,940,269)	(8,676,242)	(2,018,126)	(2,270,009)	(363,904,646)
Other non-interest income	534,047	-	-	-	534,047
EBITDA	$1,259,012	$(8,269,430)	$(1,995,458)	$(2,270,009)	$(11,275,885)

Depletion, depreciation and amortization					(1,622,864)
Other expense, net					(932,639)

Loss from continuing operations,
before income taxes					$(13,831,388)

Loss from discontinued operations					$(4,443,566)

Capital expenditures	$2,852,460	$-	$-	$-	$2,852,460

Identifiable assets(2)	$52,745,767	$1,861,055	$48,247	$1,726,857	$56,381,926

____________________________________

(1)
Within operation cost, general and administrative expenses are allocated across business segments based on revenue. General and administrative expenses associated with corporate maintenance costs (such as director fees and legal expenses) are included in the Corporate and Other business segment. The effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations business segment. Cost of refined products sold includes a realized loss of $90,507 and an unrealized loss of $136,100.  Impairment expenses of $7,990,025 related to our pipeline fixed assets and $1,445,720 related to goodwill are included within the operation cost of our Pipeline Transportation and Corporate and Other business segments, respectively.

(2)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and payable and recorded net assets.

Critical Accounting Policies

Long Lived Assets.

Refinery and Facilities. Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance, including maintenance turnarounds, are included in the Management Agreement and covered by LEH (see “Part II, Item 8. Financial Statements and Supplementary Data – Note (11) Accounts Payable, Related Party” in this report for additional disclosures related to the Management Agreement). Management expects to continue making improvements to the Nixon Facility based on technological advances.

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

Management has evaluated the FASB ASC guidance related to asset retirement obligations (“AROs”) for our refinery and facilities. Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities. Further, management believes that these assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the years ended December 31, 2013 and 2012.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis. Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Our U.S. Gulf of Mexico oil and gas properties were uneconomical for the years ended December 31, 2013 and 2012 due to leases being relinquished and fields being shut-in by operators. We disposed of our operations in Indonesia in 2012.

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

Goodwill. We recognized goodwill in connection with our reverse merger with LE in 2012. Goodwill has an indefinite useful life and represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition and is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. We do not amortize goodwill in accordance with FASB ASC guidance related to intangibles, goodwill and other. We perform an impairment test annually in the fourth quarter.

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

In 2012, we adopted FASB Accounting Standards Updates (“ASU”) related to testing goodwill for impairment.” Under the ASU guidance, entities are provided with the option of first performing a qualitative assessment on none, some or all of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required.

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

Other Intangible Assets. We recognized trade name in connection with our reverse merger with LE in 2012. We have determined our trade name to have an indefinite useful life. We account for other intangible assets under FASB ASC guidance related to intangibles, goodwill and other. Under the guidance, intangible assets with indefinite lives are tested annually for impairment. Management performed its regular annual impairment testing of trade name following FASB ASC guidance for determining impairment. Upon completion of that testing, we determined that no impairment was necessary as of December 31, 2013.

Revenue Recognition. We sell various refined petroleum products including jet fuel, naphtha, distillates and atmospheric gas oil. Revenue from refined product sales is recognized when title passes. Title passage occurs when refined petroleum products are sold or delivered in accordance with the terms of the respective sales agreements. Revenue is recognized when sales prices are fixed or determinable and collectability is reasonably assured.

Customers assume the risk of loss when title is transferred. Transportation, shipping and handling costs incurred are included in cost of refined petroleum products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

Revenue from tank storage rental is recorded monthly in accordance with the terms of the related lease agreement. The lessee is invoiced monthly for the amount of rent due for the related period.

Asset Retirement Obligations. FASB ASC guidance related to AROs requires that a liability for the discounted fair value of an ARO be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted towards its future value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

Recently Adopted Accounting Guidance

The guidance issued by the FASB during the year ended December 31, 2013 is not expected to have a material effect on our consolidated financial statements.

Remainder of Page Intentionally Left Blank

Liquidity and Capital Resources

Sources and Uses of Cash.

	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012

Cash flow from operations
Adjusted loss from continuing operations	$4,691,841	$2,736,327	$(2,287,900)	$(1,831,753)
Adjusted loss from discontinued operations	-	(435,460)	-	(435,460)
Change in assets and current liabilities	892,524	811,739	3,311,718	2,334,540

Total cash flow from operations	5,584,365	3,112,606	1,023,818	67,327

Cash inflows (outflows)
Proceeds from issuance of debt	-	(2,563,062)	5,750,611	4,788,623
Payments on long term debt	(5,213,230)	-	(5,274,106)	(3,276,748)
Cash acquired on Acquisition	-	115	-	1,674,709
Capital expenditures	(232,870)	(284,011)	(1,477,729)	(2,852,460)
Proceeds from sale of assets	-	-	201,000	-
Proceeds from notes payable	-	-	15,032	24,548
Payments on note payble	(18,360)	(4,025)	(224,805)	(26,925)
Proceeds from exercise of stock options	-	20,000	-	20,000

Total cash inflows (outflows)	(5,464,460)	(2,830,983)	(1,009,997)	351,747

Total change in cash flows	$119,905	$281,623	$13,821	$419,074

At December 31, 2013, our available cash was $434,717.  We are currently relying on our profit share, GEL and LEH to fund our working capital requirements. During months in which we receive no profit share distribution, GEL and/or LEH may, but are not required to, fund our operating losses. As of December 31, 2013, the Deficit Amount financed by GEL was $2,538,077 and the working capital amount funded by LEH was $3,659,340.  For months in which GEL finances Deficit Amounts, LE does not receive any of its profit share until the Deficit Amounts have been repaid.

We believe that our aforementioned operational strategy will be sufficient to support our operations over the next 12 months.  (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operational Strategy” of this report for disclosures related to our operational strategy.) However, our efforts depend on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit and financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors beyond our control.  There can be no assurance that our operational strategy will achieve the anticipated outcomes, or that GEL and/or LEH will continue to fund our working capital requirements during months in which we have operational losses.  In the event our operational strategy is not successful, or our working capital requirements are not funded by our profit share, GEL, or LEH, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.  See “Part I, Item 1A. Risk Factors” in in this report for risk factors related to working capital, liquidity and Nixon Facility downtime.

For the Current Year, we experienced positive cash flow from operations of $1,023,818.  For the Prior Year, we experienced positive cash flow from operations of $67,327. This represented an increase in cash flow from operations of $956,491 for the Current Year compared to the Prior Year.  For the three months ended December 31, 2013, we experienced positive cash flow from operations of $5,584,365.  For the three months ended December 31, 2012, we experienced positive cash flow from operations of $3,112,606. This represented an increase in cash flow from operations of $2,471,759 for the three months ended December 31, 2013 compared to the same period a year earlier.

We continue to work with our vendors to bring our outstanding accounts payable current as expeditiously as possible. In the event that our efforts are not successful, we will experience a significant and material adverse effect on our continuing operations, liquidity and financial condition.

Our U.S. Gulf of Mexico oil and gas properties were uneconomic for the years ended December 31, 2013 and 2012 as a result of leases being relinquished and fields being shut-in by operators. On February 28, 2013 Blue Dolphin Exploration Company (“BDEX”), a wholly owned subsidiary, completed the disposal of its 7% undivided working interest in the North Sumatra Basis – Langsa Field offshore Indonesia (“Indonesia”) pursuant to Sale and Purchase Agreement with Blue Sky Langsa Limited (“Blue Sky”) effective November 6, 2012.

We recognized $63,767 of abandonment expense in the Current Year related to our High Island A-7 and High Island 37 oil and gas properties.  For the Prior Year, plugging and abandonment costs related to our High Island A-7 oil and gas property exceeded the amount reserved for the ARO liability.  Accordingly, the excess amount, which was $1,184,549, was recognized as a loss in the Prior Year.   We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

Capital expenditures in the Current Year and Prior Year totaled $1,477,729 and $2,852,460, respectively, which related to investments in the Nixon Facility and $592,415 of asset retirement obligations incurred in a non-cash transaction.  Capital expenditures in the three month periods ended December 31, 2013 and 2012 totaled $232,870 and $284,011, respectively, which related to investments in the Nixon Facility.  We expect to fund additional capital expenditures at the Nixon Facility primarily through the Construction and Funding Agreement, cash from operations or other borrowings. The principal balance owed to Milam under the Construction and Funding Agreement was $5,747,330 and $5,206,175, including Deficit Amounts, at December 31, 2013 and 2012, respectively.

The principal balance outstanding on the Refinery Note was $9,057,937 and $9,298,183 at December 31, 2013 and 2012, respectively. On June 1, 2013, AFNB and LE agreed to amend the Refinery Note (the “Note Modification Agreement”).  Pursuant to the Note Modification Agreement, the monthly principal and interest payment due under the Refinery Note is $75,310.

The principal balance outstanding on the Notre Dame Debt was $1,300,000 at December 31, 2013 and 2012. There are no financial covenants associated with this debt.

See “Part II, Item 8. Financial Statements and Supplementary Data - Note (15) Long-Term Debt” of this report for additional disclosures related to our long-term debt obligations.

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

At December 31, 2013, we performed a sensitivity analysis to determine the impact of an increase in the market price of commodity contracts for our economic hedges. Based on this sensitivity analysis, we determined that an increase of $1.00 per barrel in commodity contracts held at December 31, 2013 would increase unrealized loss by approximately $45,000.

Interest Rate Risk. We are exposed to interest rate volatility with regard to existing variable rate debt tied to movements in the U.S. prime rate. At December 31, 2013, we had $9,057,937 of variable interest debt with a weighted average interest rate at year end of approximately 5.50%. At December 31, 2013, we performed a sensitivity analysis to determine the impact of an increase in interest rates. Based on this sensitivity analysis, we determined that an increase of 1% in our average floating interest rates at December 31, 2013 would increase interest expense by approximately $90,579 per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Remainder of Page Intentionally Left Blank

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Blue Dolphin Energy Company

We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Dolphin Energy Company and its subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
Sterling Heights, Michigan
March 31, 2014

Blue Dolphin Energy Company & Subsidiaries
Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$434,717	$420,896
Restricted cash	327,388	89,593
Accounts receivable	13,487,106	15,398,755
Prepaid expenses and other current assets	333,683	228,314
Deposits	1,219,660	1,236,447
Inventory	4,686,399	2,300,692
Total current assets	20,488,953	19,674,697

Total property and equipment, net	36,388,666	35,862,085
Debt issue costs, net	498,536	532,335
Other assets	-	9,463
Trade name	303,346	303,346
TOTAL ASSETS	$57,679,501	$56,381,926

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$20,783,541	$19,171,013
Accounts payable, related party	3,659,340	1,594,021
Notes payable	11,884	43,941
Asset retirement obligations, current portion	107,388	-
Accrued expenses and other current liabilities	1,600,444	725,238
Interest payable, current portion	40,272	640,352
Long-term debt, current portion	2,215,918	1,816,960
Total current liabilities	28,418,787	23,991,525

Long-term liabilities:
Asset retirement obligations, net of current portion	1,490,273	921,260
Long-term debt, net of current portion	13,889,349	13,989,517
Long-term interest payable, net of current portion	1,767,381	858,784
Total long-term liabilities	17,147,003	15,769,561

TOTAL LIABILITIES	45,565,790	39,761,086

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized, 10,580,973 and 10,563,297
shares issued at December 31, 2013 and December 31, 2012, respectively)	105,810	105,633
Additional paid-in capital	36,623,965	36,524,142
Accumulated deficit	(23,816,064)	(20,008,935)
Treasury stock, 150,000 shares and 0 shares, respectively, at cost	(800,000)	-
Total stockholders' equity	12,113,711	16,620,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,679,501	$56,381,926

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,

	2013	2012

REVENUE FROM OPERATIONS
Refined product sales	$409,239,747	$351,665,234
Pipeline operations	303,122	406,812
Oil and gas sales	200	22,668
Total revenue from operations	409,543,069	352,094,714

COST OF OPERATIONS
Cost of refined products sold	399,101,182	342,035,755
Refinery operating expenses	10,673,722	8,603,155
Pipeline operating expenses	163,163	391,169
Lease operating expenses	67,923	57,122
General and administrative expenses	1,794,053	2,076,946
Depletion, depreciation and amortization	1,342,563	1,622,864
Abandonment expense	63,767	1,184,549
Impairment expense	-	9,435,745
Bad debt expense	-	9,508
Accretion expense	112,686	105,032
Loss on disposal of property and equipment	-	5,665

Total cost of operations	413,319,059	365,527,510

Loss from operations	(3,775,990)	(13,432,796)

OTHER INCOME (EXPENSE)
Net tank rental and easement revenue	1,155,064	534,047
Interest and other income	3,105	21,940
Interest expense	(1,100,053)	(954,579)
Total other income (expense)	58,116	(398,592)

Loss from continuing operations before income taxes	(3,717,874)	(13,831,388)

Income tax expense, current	(89,255)	(9,678)
Loss from continuing operations, net of tax	(3,807,129)	(13,841,066)

Loss from discontinued operations, net of tax	-	(4,443,566)

Net loss	$(3,807,129)	$(18,284,632)

Basic loss per common share
Continuing operations	$(0.36)	$(1.35)
Discontinued operations	$-	$(0.43)
Basic loss per common share	$(0.36)	$(1.78)

Diluted loss per common share
Continuing operations	$(0.36)	$(1.35)
Discontinued operations	$-	$(0.43)
Diluted loss per common share	$(0.36)	$(1.78)

Weighted average number of common shares outstanding:
Basic	10,445,883	10,284,152
Diluted	10,445,883	10,284,152

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock
			Additional				Total
			Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Shares	Cost	Equity

Balance at December 31, 2011	8,426,456	$84,265	$17,302,124	$(1,724,303)	-	$-	$15,662,086

Common stock issued for acquisition	2,098,390	20,984	18,025,170	-	-	-	18,046,154
Conversion of LE's related party accounts							-
payable to equity on acquisition	-	-	993,732	-	-	-	993,732
Common stock issued for services	30,288	303	183,197	-	-	-	183,500
Common stock issued to exercise options	8,163	81	19,919	-	-	-	20,000
Net loss	-	-	-	(18,284,632)	-	-	(18,284,632)

Balance at December 31, 2012	10,563,297	105,633	36,524,142	(20,008,935)	-	-	16,620,840

Common stock issued for services	17,676	177	99,823	-	-	-	100,000
Treasury stock acquired	-	-	-	-	(150,000)	(800,000)	(800,000)
Net loss	-	-	-	(3,807,129)	-	-	(3,807,129)

Balance at December 31, 2013	10,580,973	$105,810	$36,623,965	$(23,816,064)	(150,000)	$(800,000)	$12,113,711

Remainder of Page Intentionally Left Blank.

Blue Dolphin Energy Company & Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2013	2012
OPERATING ACTIVITIES
Net loss	$(3,807,129)	$(18,284,632)
Loss from discontinued operations	-	4,443,566
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	1,342,563	1,611,708
Impairment of oil and gas properties	-	9,435,745
Unrealized loss (gain) on derivatives	(143,050)	136,100
Amortization of debt issue costs	33,800	33,799
Amortization of intangible assets	9,463	10,468
Accretion expense	112,686	105,032
Abandonment costs incurred	63,767	503,454
Common stock issued for services	100,000	163,499
Bad debt expense	-	9,508
Changes in operating assets and liabilities (net of effects of acquisition in 2012)
Restricted cash	(237,795)	102,411
Accounts receivable	1,111,649	(14,724,996)
Prepaid expenses and other current assets	(105,369)	43,894
Deposits and other assets	16,787	(763,421)
Inventory	(2,385,707)	2,288,436
Accounts payable, accrued expenses and other liabilities	2,846,834	12,160,088
Accounts payable, related party	2,065,319	3,228,128
Net cash provided by operating activities - continuing operations	1,023,818	502,787
Net cash used in operating activities - discontinued operations	-	(435,460)
Net cash provided by operating activities	1,023,818	67,327

INVESTING ACTIVITIES
Capital expenditures	(1,477,729)	(2,852,460)
Proceeds from sale of assets	201,000	-
Cash acquired on acquisition	-	1,674,709
Net cash used in investing activities	(1,276,729)	(1,177,751)

FINANCING ACTIVITIES
Proceeds from issuance of debt	5,750,611	4,788,623
Payments on long-term debt	(5,274,106)	(3,276,748)
Proceeds from notes payable	15,032	24,548
Payments on notes payable	(224,805)	(26,925)
Proceeds from exercise of stock options	-	20,000
Net cash provided by financing activities	266,732	1,529,498
Net increase (decrease) in cash and cash equivalents	13,821	419,074

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	420,896	1,822
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$434,717	$420,896

Supplemental Information:
Non-cash operating activities
Reduction in accounts receivable in exchange for treasury stock received	$800,000	$-
Non-cash investing and financing activities:
Changes in estimates of existing ARO obligations	$592,415	$-
Financing of insurance premiums	$-	$82,560
Related party payable converted to equity	$-	$993,732
Acquisition of Blue Dolphin at fair value, inclusive
of cash acquired of $1,674,594	$-	$18,046,154
Prior period accounts payable converted to common stock	$-	$20,001

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements

(1)    Organization

Nature of Operations

Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) is a Delaware corporation that was formed in 1986 as a holding company.  We are primarily an independent refiner and marketer of petroleum products.  Our primary asset is a 56 acre crude oil and condensate processing facility, which is located in Nixon, Wilson County, Texas (the “Nixon Facility”).  As part of our refining business segment we also conduct petroleum storage and terminaling operations. These operations involve the storage of petroleum under third-party lease agreements at the Nixon Facility. We also own and operate pipeline assets and have leasehold interests in oil and gas properties. See “Note (6) Business Segment Information” for further discussion of our business segments.

We conduct substantially all of our operations through our wholly-owned subsidiaries. Our operating subsidiaries include:

●	Lazarus Energy, LLC, a Delaware limited liability company (petroleum processing assets) (“LE”);
●	Lazarus Refining & Marketing, LLC, a Delaware limited liability company (petroleum storage and terminaling) (“LRM”);
●	Blue Dolphin Pipe Line Company, a Delaware corporation (pipeline operations) (“BDPL”);
●	Blue Dolphin Petroleum Company, a Delaware corporation (exploration and production activities);
●	Blue Dolphin Services Co., a Texas corporation (administrative services);
●	Blue Dolphin Exploration Company, a Delaware corporation (exploration and production investments) (“BDEX”); and
●	Petroport, Inc., a Delaware corporation (inactive).

Operating Risks

We had cash and cash equivalents of $434,717 and $420,896 at December 31, 2013 and December 31, 2012, respectively, and have historically incurred recurring losses from operations. As of December 31, 2013, we were in violation of certain financial covenants in a loan agreement dated September 29, 2008 (the “Loan Agreement”) by and between LE and First International Bank (“FIB”) as evidenced by that certain promissory note, of even date with the Loan Agreement, in the original principal amount of $10,000,000 (the “Refinery Note”). In October 2011, the Loan Agreement was acquired by American First National Bank (“AFNB”). We are currently making our scheduled payments in accordance with the terms and conditions of the Loan Agreement and, as of December 31, 2013, we obtained a waiver for certain financial covenants effective through December 31, 2014.  See “Note (15) Long-Term Debt” of this report for additional disclosures related to the Refinery Note.

We currently rely on our profit share under the Joint Marketing Agreement by and between LE and GEL TEX Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LLC (“Genesis”), dated August 12, 2011 (the “Joint Marketing Agreement”), and Lazarus Energy Holdings, LLC (“LEH”) to fund our working capital requirements.  GEL is also the exclusive supplier of our crude oil for the Nixon Facility under the Crude Oil and Supply Throughput Services Agreement by and between LE and GEL dated August 12, 2011 (the “Crude Supply Agreement”).  During months in which we receive no profit share under the Joint Marketing Agreement, GEL and/or LEH may, but are not required to, fund our working capital requirements. There can be no assurances that GEL and/or LEH will continue to fund our working capital requirements.  In the event our working capital requirements are not funded by our profit share, GEL and/or LEH, we may experience a significant and material adverse effect on our operations.

We believe that our operational strategy, including our recent introduction and production of jet fuel and the continued refurbishment of the naphtha stabilizer and depropanizer units at the Nixon Facility, will be sufficient to support our operations over the next twelve months.  However, our efforts depend on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit, and financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors that are beyond our control.  There can be no assurance that our operational strategy will achieve the anticipated outcomes.  In the event our operational strategy is not successful, or our working capital requirements are not funded by our profit share under the Joint Marketing Agreement, GEL, or LEH, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Operations associated with the North Sumatra Basin – Langsa Field offshore Indonesia (“Indonesia”), which were previously reported as part of our Oil and Gas Exploration & Production business segment, have been presented as discontinued operations in the consolidated financial statements. See “Note (22) Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

Cash and Cash Equivalents

Cash equivalents include liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, exceed insured limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.  Cash and cash equivalents amounted to $434,717 and $420,896 at December 31, 2013 and December 31, 2012, respectively.

Restricted Cash

Restricted cash was $327,388 and $89,593 at December 31, 2013 and December 31, 2012, respectively. These amounts primarily relate to a payment reserve account required under the Refinery Note.

Accounts Receivable, Allowance for Doubtful Accounts and Concentration of Credit Risk

Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all of our aged accounts receivable for collectability and establish an allowance as necessary for individual customer balances.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at banks located in Houston, Texas. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000.  We had uninsured balances of $77,388 and $170,896 at December 31, 2013 and December 31, 2012, respectively.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2013, we had 5 customers that accounted for approximately 92% of our refined petroleum product sales.  These 5 customers represented approximately $13.4 million in accounts receivable at December 31, 2013.  For the year ended December 31, 2012, we had 4 customers that accounted for approximately 84% of our refined petroleum product sales.  These 4 customers represented approximately $11.4 million in accounts receivable at December 31, 2012.

Inventory

Our inventory primarily consists of refined petroleum products.  Our overall inventory is valued at lower of cost or market with costs being determined by the average cost method.

Price-Risk Management Activities

We utilize an inventory risk management policy under which Genesis may, but is not required to, use derivative instruments as economic hedges to reduce refined petroleum products and crude oil inventory commodity price risk. We follow FASB ASC guidance for derivatives and hedging related to stand-alone derivative instruments. These contracts are not subject to hedge accounting treatment under FASB ASC guidance. Although such hedge positions are direct contractual obligations of Genesis and not us, we record the fair value of these Genesis hedges in our consolidated balance sheet each financial reporting period because of contractual arrangements with Genesis under which we are effectively exposed to the potential gains or losses. Changes in the fair value from financial reporting period to financial reporting period are recognized in our consolidated statement of operations.

Property and Equipment

Refinery and Facilities. Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance, including maintenance turnarounds, are included in the Management Agreement and covered by LEH (see “Note (11) Accounts Payable Related Party” in this report for additional disclosures related to the Management Agreement). Management expects to continue making improvements to the Nixon Facility based on technological advances.

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

Management has evaluated the FASB ASC guidance related to asset retirement obligations (“AROs”) for our refinery and facilities. Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities. Further, management believes that these assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the years ended December 31, 2013 and 2012.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method.  Our U.S. Gulf of Mexico oil and gas properties were uneconomical for the years ended December 31, 2013 and 2012 due to leases being relinquished and fields being shut-in by operators. We disposed of our operations in Indonesia in 2012.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Intangibles – Goodwill and Other

Goodwill. We recognized goodwill in connection with our reverse merger in 2012 with LE. Goodwill has an indefinite useful life and represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition and is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. We do not amortize goodwill in accordance with FASB ASC guidance related to intangibles, goodwill and other. We perform an impairment test annually in the fourth quarter.

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

In 2012, we adopted FASB Accounting Standards Updates (“ASU”) related to testing goodwill for impairment.” Under the ASU guidance, entities are provided with the option of first performing a qualitative assessment on none, some or all of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required.

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

Other Intangible Assets.  We recognized trade name in connection with our reverse merger with LE in 2012. We have determined our trade name to have an indefinite useful life. We account for other intangible assets under FASB ASC guidance related to intangibles, goodwill and other. Under the guidance, intangible assets with indefinite lives are tested annually for impairment. Management performed its regular annual impairment testing of trade name following FASB ASC guidance for determining impairment. Upon completion of that testing, we determined that no impairment was necessary as of December 31, 2013.

Debt Issue Costs

We have debt issue costs related to certain of our debt. Debt issue costs are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Debt issue costs, net of accumulated amortization, totaled $498,536 and $532,335 at December 31, 2013 and 2012, respectively.  Accumulated amortization was $177,445 and $143,645 at December 31, 2013 and 2012, respectively.  For the years ended December 31, 2013 and 2012, amortization expense, which is included in interest expense, was $33,799 and $8,450 respectively.  See “Note (12) Notes Payable” and “Note (15) Long-Term Debt” of this report for additional disclosures related to the Refinery Note.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

Refined Petroleum Products Revenue. We sell various refined petroleum products including jet fuel, naphtha, distillates and atmospheric gas oil. Revenue from refined product sales is recognized when title passes. Title passage occurs when refined petroleum products are sold or delivered in accordance with the terms of the respective sales agreements. Revenue is recognized when sales prices are fixed or determinable and collectability is reasonably assured.

Customers assume the risk of loss when title is transferred. Transportation, shipping and handling costs incurred are included in cost of refined petroleum products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

Tank Storage Rental Revenue. Revenue from tank storage rental is recorded monthly in accordance with the terms of the related lease agreement.  The lessee is invoiced monthly for the amount of rent due for the related period.

Recognition of Oil and Gas Revenue. Sales from producing wells are recognized on the entitlement method of accounting, which defers recognition of sales when, and to the extent that, deliveries to customers exceed our net revenue interest in production. Similarly, when deliveries are below our net revenue interest in production, sales are recorded to reflect the full net revenue interest. Our imbalance liability at December 31, 2013 was not material.

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

Derivatives

We are exposed to commodity prices and other market risks including gains and losses on certain financial assets as a result of our refined petroleum products and crude oil inventory risk management policy.  Under the refined petroleum products and crude oil inventory risk management policy, Genesis uses commodity futures contracts to mitigate the change in value for a portion of our inventory volumes subject to market price fluctuations. The physical volumes are not exchanged and these contracts are net settled with cash. We recognize all commodity hedge positions as either current assets or current liabilities in the consolidated balance sheets and those instruments are measured at fair value. Therefore, changes in the fair value of these commodity hedging instruments are included in income in the period of change. Net gains or losses associated with these transactions are recognized within cost of products sold using mark-to-market accounting.

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

Stock-Based Compensation

In accordance with FASB ASC guidance for stock-based compensation, share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of operations over the service period (generally the vesting period).

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Treasury Stock

We account for treasury stock under the cost method.  When treasury stock is re-issued, the net change in share price subsequent to acquisition of the treasury stock is recognized as a component of additional paid-in-capital in our consolidated balance sheets.

Business Combinations

We account for acquisitions in accordance with FASB ASC guidance for business combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (i) in-process research and development be recorded at fair value as an indefinite-lived intangible asset, (ii) acquisition costs generally be expensed as incurred, (iii) restructuring costs associated with a business combination generally be expensed subsequent to the acquisition date; and (iv) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

The guidance requires that any excess of purchase price over fair value of net assets acquired, including identifiable intangible and liabilities assumed be recognized as goodwill. Any excess of fair value of acquired net assets, including identifiable intangibles assets, over the acquisition consideration results in a bargain purchase gain. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year’s presentation.

New Pronouncements Issued but Not Yet Effective

We have evaluated recent accounting pronouncements that are not yet effective and determined that they do not have a material impact on our consolidated financial statements or disclosures.

(4)	LE Acquisition

Effective February 15, 2012, Blue Dolphin acquired 100% of the issued and outstanding membership interests of LE from LEH (the “LE Acquisition”). LE owns the Nixon Facility. The LE Acquisition was considered a business combination. As consideration for LE, Blue Dolphin issued, in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), 8,393,560 shares of common stock, par value $0.01 per share (the “Common Stock”), subject to anti-dilution adjustments, to LEH (the “Original BDEC Shares”). Additionally, on February 21, 2012, pursuant to anti-dilution provisions, Blue Dolphin issued, in reliance on the exemption provided by Section 4(2) of the Securities Act, 32,896 shares of Common Stock to LEH (the “Anti-Dilution Shares” and together with the Original BDEC Shares, the “BDEC Shares”). As a result of Blue Dolphin’s issuance of the BDEC Shares, LEH owns approximately 81% of Blue Dolphin’s issued and outstanding Common Stock. The issuance of the BDEC Shares to LEH resulted in a change in control of Blue Dolphin.  Jonathan Carroll, Chief Executive Officer and President of Blue Dolphin, is the majority owner of LEH.

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

Effective October 1, 2012, we acquired 100% of the issued and outstanding membership interest of LRM, a wholly-owned subsidiary of LEH, pursuant to an Assignment Agreement. The acquisition was accounted for as a combination of entities under common control. Accordingly, the recognized assets and liabilities of LRM were transferred at their carrying amounts at the date of transfer and the results of operations are included for the years ended December 31, 2013 and 2012. Assets and liabilities included in the consolidated balance sheets were $1,414,155 and $66,600, respectively, as of December 31, 2013, and $100,285 and $499,591, respectively, as of December 31, 2012. LRM markets petroleum storage and terminaling services at the Nixon Facility.

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

Segment financials for the year ended December 31, 2013 (and at December 31, 2013) were as follows:

	Year Ended December 31, 2013
	Segment
			Oil and Gas
	Refinery	Pipeline	Exploration &	Corporate
	Operations	Transportation	Production	and Other	Total
Revenue	$409,239,747	$303,122	$200	$-	$409,543,069
Operation cost(1)	(409,800,285)	(377,245)	(146,806)	(1,652,160)	(411,976,496)
Other non-interest income	1,113,397	41,667	-	-	1,155,064
EBITDA	$552,859	$(32,456)	$(146,606)	$(1,652,160)

Depletion, depreciation and
amortization					(1,342,563)
Other expense, net					(1,096,948)

Loss from continuing operations,
before income taxes					$(3,717,874)

Capital expenditures	$1,477,729	$-	$-	$-	$1,477,729

Identifiable assets(2)	$54,470,723	$2,378,806	$20,661	$809,311	$57,679,501

(1)
Within operation cost, general and administrative expenses are allocated across business segments based on revenue. General and administrative expenses associated with corporate maintenance costs (such as director fees and legal expenses) are included in the Corporate and Other business segment.  The effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations business segment. Cost of refined products sold includes a realized loss of $246,210 and an unrealized gain of $143,050.

(2)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Segment financials for the year ended December 31, 2012 (and at December 31, 2012) were as follows:

	Year Ended December 31, 2012
	Segment
			Oil and Gas
	Refinery	Pipeline	Exploration &	Corporate
	Operations	Transportation	Production	and Other	Total
Revenue	$351,665,234	$406,812	$22,668	$-	$352,094,714
Operation cost(1)	(350,940,269)	(8,676,242)	(2,018,126)	(2,270,009)	(363,904,646)
Other non-interest income	534,047	-	-	-	534,047
EBITDA	$1,259,012	$(8,269,430)	$(1,995,458)	$(2,270,009)

Depletion, depreciation and
amortization					(1,622,864)
Other expense, net					(932,639)

Loss from continuing operations,
before income taxes					$(13,831,388)

Loss from discontinued operations					$(4,443,566)

Capital expenditures	$2,852,460	$-	$-	$-	$2,852,460

Identifiable assets(2)	$52,745,767	$1,861,055	$48,247	$1,726,857	$56,381,926

(1)
Within operation cost, general and administrative expenses are allocated across business segments based on revenue. General and administrative expenses associated with corporate maintenance costs (such as director fees and legal expenses) are included in the Corporate and Other business segment. The effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis, is included within the operation cost of our Refinery Operations business segment. Cost of refined products sold includes a realized loss of $90,507 and an unrealized loss of $136,100.  Impairment expenses of $7,990,025 related to our pipeline fixed assets and $1,445,720 related to goodwill are included within the operation cost of our Pipeline Transportation and Corporate and Other business segments, respectively.

(2)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and payable and recorded net assets.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(7)	Prepaid Expenses and Other Current Assets

Prepaid balances consisted of the following:

	December 31,
	2013	2012

Prepaid insurance	$165,004	$185,814
Prepaid professional fees	104,000	-
Employee advances	-	22,500
Prepaid loan closing fees	33,513	20,000
Prepaid listing fees	15,000	-
Prepaid taxes	9,216	-
Unrealized hedging gains	6,950	-
	$333,683	$228,314

(8)	Deposits

Deposit balances consisted of the following:

	December 31,
	2013	2012

Utility deposits	$10,250	$36,500
Equipment deposits	124,526	124,526
Tax bonds	792,000	792,000
Purchase option deposits	283,421	283,421
Rent deposits	9,463	-
	$1,219,660	$1,236,447

(9)	Inventories

Inventory balances consisted of the following:

	December 31,
	2013	2012

Low-sulfur diesel	$1,813,662	$397,240
Naphtha	804,490	1,562,055
Atmospheric gas oil	575,919	322,356
Jet fuel	1,444,399	-
LPG mix	28,888	-
Crude	19,041	19,041
	$4,686,399	$2,300,692

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(10)	Property, Plant and Equipment, Net

Property and equipment consisted of the following:

	December 31,
	2013	2012

Refinery and facilities	$35,852,928	$34,000,199
Pipelines and facilities	1,826,226	1,233,811
Onshore separation and handling facilities	325,435	325,435
Land	577,965	577,965
Other property and equipment	567,813	577,567
	39,150,367	36,714,977

Less: Accumulated depletion, depreciation and amortization	3,016,713	1,674,151
	36,133,654	35,040,826

Construction in Progress	255,012	821,259
Property, Plant and Equipment, Net	$36,388,666	$35,862,085

(11)	Accounts Payable, Related Party

LEH, which owns approximately 81% of our outstanding common stock, par value $0.01 per share (the “Common Stock”), manages all of our subsidiaries and operates all of our assets, including the Nixon Facility, (the “Services”) pursuant to a Management Agreement dated February 15, 2012 (the “Management Agreement”).  Jonathan Carroll, Chief Executive Officer and President of Blue Dolphin, is the majority owner of LEH.

With respect to the Nixon Facility, the Management Agreement represents, in effect, an operating agreement that covers all refinery operating expenses with the exception of capital expenditures.  Pursuant to the Management Agreement, for management and operation of the Nixon Facility, LEH has the right to receive: (i) weekly payments not to exceed $750,000 per month, (ii) reimbursement for certain accounting costs related to the preparation of financial statements of LE not to exceed $50,000 per month, (iii) $0.25 for each barrel processed at the Nixon Facility during the term of the Management Agreement, up to a maximum quantity of 10,000 barrels per day determined on a monthly basis, and (iv) $2.50 for each barrel in excess of 10,000 barrels per day processed at the Nixon Facility during the term of the Management Agreement, determined on a monthly basis. LEH is also reimbursed at cost for all reasonable expenses incurred while performing the Services.

All compensation owed to LEH under the Management Agreement is to be paid to LEH within 30 days of the end of each calendar month. The Management Agreement expires upon the earliest to occur of: (a) the date of the termination of the Joint Marketing Agreement, which has an initial term of three years and successive one-year renewals until August 12, 2019 unless sooner terminated by GEL with 180 days prior written notice, (b) August 12, 2014, or (c) upon written notice of either party to the Management Agreement of a material breach of the Management Agreement by the other party. If the Management Agreement is renewed after the expiration of its initial term, then it will thereafter be reviewed on an annual basis by our Board of Directors (the “Board”) and it may be terminated if the Board determines that the Management Agreement is no longer in our best interests.

Aggregate amounts expensed for Services at the Nixon Facility and to fund working capital deficits not funded by Genesis for the years ended December 31, 2013 and 2012 were $10,673,722 (approximately $2.79 per barrel of throughput) and $8,603,155 (approximately $2.71 per barrel of throughput). At December 31, 2013 and 2012, the amounts outstanding to LEH were $3,659,340 and $1,594,021, respectively, and are reflected in accounts payable, related party in the consolidated balance sheets.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(12)	Notes Payable

Our notes payable consists of a short-term note for financing services and short-term capital leases, as follows:

	December 31,
	2013	2012

Short-Term Note for Financing Costs	$9,379	$39,866
Short-Term Captial Leases	2,505	4,075
	$11,884	$43,941

Short-Term Note for Financing Services.  The balance on a short-term note issued in January 2010 in the amount of $100,000 as payment for financing services was $9,379 and $39,866 at December 31, 2013 and 2012, respectively.  The unsecured note, which bears interest at a base rate of 10% and a default rate of 18%, was originally due in January 2012.  The due date was extended to March 2014.

Short-Term Capital Leases.  The balance on short-term notes under capital lease agreements was $2,505 and $4,075 at December 31, 2013 and 2012, respectively.  Capital leases totaling $1,250, which were classified as long-term debt at December 31, 2012, were re-classified to short-term debt at December 31, 2013 as they mature at various dates through February 2014.  These capital leases have interest rates ranging from 0% to 13.04%.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.  The assets are amortized over the lower of their related lease terms or their estimated productive lives.

(13)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2013	2012

Taxes payable	$688,754	$292,303
Transportation	100,000	69,551
Unrealized hedging loss	-	136,100
Unearned revenue	302,505	92,783
Other payable	509,185	134,501
	$1,600,444	$725,238

(14)	Asset Retirement Obligations

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Pipelines and Facilities Assets and Oil and Gas Properties

We have AROs associated with the dismantlement and abandonment in place of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties.  We recorded a discounted liability for the fair value an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the asset. Effective December 31, 2013, we updated our estimates in computing the estimated ARO for the abandonment in place of our pipelines and an associated platform.  A change in the retirement date of these assets resulted in an increase in ARO of $592,415 for the year ended December 31, 2013.

 The following provides a roll-forward of our AROs:

Fair value of asset retirement obligations at February 15, 2012	$1,294,139
Liabilities extinguished	(361,680)
Liabilities settled	(141,099)
Accretion expense from continuing operations	105,032
Accretion expense from discontinued operations	24,868
921,260

Less: current portion of asset retirement obligations	-

Asset retirement obligations, long-term balance
at December 31, 2012	$921,260

Asset retirment obligations at December 31, 2012	$921,260
Changes in estimates of existing obligations	592,415
Liabilities settled	(28,700)
Accretion expense	112,686
1,597,661

Less: current portion of asset retirement obligations	107,388

Asset retirement obligations, long-term balance
at December 31, 2013	$1,490,273

For the year ended December 31, 2013, we recognized $63,767 in abandonment expense related to our High Island A-7 and High Island 37 oil and gas properties.  For the year ended December 31, 2012, plugging and abandonment costs related to our High Island A-7 oil and gas property exceeded the amount reserved for the ARO liability.  Accordingly, the excess amount, which was $1,184,549, was recognized as a loss during the period.   We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

(15)	Long-Term Debt

Our long-term debt consists of notes payable, construction financing and capital leases, as follows:

	December 31,
	2013	2012

Refinery Note	$9,057,937	$9,298,183
Notre Dame Debt	1,300,000	1,300,000
Construction and Funding Agreement	5,747,330	5,206,175
Captial Leases	-	2,119
	16,105,267	15,806,477
Less: Current portion of long-term debt	2,215,918	1,816,960
	$13,889,349	$13,989,517

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following is a schedule of future long-term debt payments:

Future
Long-Term
Years Ending December 31,	Debt Payments

2014	2,215,918
2015	3,539,379
2016	2,264,164
2017	837,676
2018	518,006
Subsequent to 2018	6,730,124
$16,105,267

Refinery Note.   The Refinery Note accrues interest at a rate of prime plus 2.25% (effective rate of 5.50% at December 31, 2013) and has a maturity date of October 1, 2028 (the “Maturity Date”).  LE’s obligations under the Refinery Note are secured by a Deed of Trust (the “Deed of Trust”) of even date with the Loan Agreement.  The Refinery Note is further secured by a Security Agreement (the “Security Agreement” and, together with the Loan Agreement, the Refinery Note and Deed of Trust, the “Refinery Loan Documents”) also of even date with the Refinery Note, which Security Agreement covers various items of collateral including a first lien on the Nixon Facility and general assets of LE.  The principal balance outstanding on the Refinery Note was $9,057,937 and $9,298,183 at December 31, 2013 and 2012, respectively.  Interest was accrued on the Refinery Note in the amount of $40,132 and $250,070 at December 31, 2013 and December 31, 2012, respectively.  See “Note (1) Organization – Operating Risks” of this report for additional disclosures related to the Refinery Note.

The Loan Agreement has two financial covenants relating to a current ratio and debt-to-worth.  As of December 31, 2013, we were in violation of the current ratio covenant. However, as of December 31, 2013, we obtained a waiver related to the financial covenants effective through December 31, 2014.

In October 2011, the Refinery Loan Documents were acquired by AFNB.  On June 1, 2013, AFNB and LE amended the Refinery Note (the “Note Modification Agreement”).  Pursuant to the Note Modification Agreement, the monthly principal and interest payment due under the Refinery Note is $75,310.  Other than modification of the payment terms under the Refinery Note, the terms under the Loan Agreement and the Refinery Note remain the same through the Maturity Date and the Refinery Loan Documents remain in full force and effect.

Construction and Funding Agreement. In August 2011, Milam committed funding for the completion of the Nixon Facility’s refurbishment and start-up operations.  Payments under the Construction and Funding Agreement began in the first quarter of 2012.  All amounts advanced under the Construction and Funding Agreement bear interest at a rate of 6% annually.  The principal balance outstanding on the Construction and Funding Agreement was $5,747,330 and $5,206,175 at December 31, 2013 and 2012, respectively. Interest was accrued on the Construction and Funding Agreement in the amount of $700,597 and $386,695 at December 31, 2013 and 2012, respectively.  There are no financial covenants associated with this obligation.

See “Note (26) Commitments and Contingencies” of this report for additional disclosures related to amendments and/or modifications to the Crude Supply Agreement, Construction and Funding Agreement and Joint Marketing Agreement.

Notre Dame Debt.  LE entered into a loan with Notre Dame Investors, Inc. as evidenced by that certain promissory note in the original principal amount of $8,000,000, which is currently held by John Kissick (the “Notre Dame Debt”). The Notre Dame Debt accrues interest at a rate of 16% and is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the Nixon Facility and general assets of LE.  The principal balance outstanding on the Notre Dame Debt was $1,300,000 at December 31, 2013 and 2012.  Interest was accrued on the Notre Dame Debt in the amount of $1,066,784 and $858,784 at December 31, 2013 and 2012, respectively.  There are no financial covenants associated with the Notre Dame Debt.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Capital Leases.  Capital lease obligations previously classified as long-term debt were reclassified to short-term notes payable in 2013 as they mature in February 2014.  Long-term capital lease obligations totaled $0 and $2,119 at December 31, 2013 and 2012.

(16)	Stock Options

The Plan, which has historically offered incentive awards to employees, including officers (whether or not they are directors), consultants and non-employee directors, was initially established by the Board on April 14, 2000 and approved by Blue Dolphin’s stockholders on May 18, 2000. The Plan was amended effective March 19, 2003 and ratified by Blue Dolphin’s stockholders on May 21, 2003 to increase the common stock available for issuance under the Plan from 500,000 shares to 650,000 shares (Amendment No. 1). The Plan was further amended effective April 5, 2007 and ratified by Blue Dolphin’s stockholders effective May 30, 2007 to increase the common stock available for issuance under the Plan from 650,000 shares to 1,200,000 shares (Amendment No. 2). Effective July 16, 2010, Blue Dolphin’s stockholders approved a 1-for-7 reverse-stock-split of its common stock, which reduced the number of shares of common stock available for issuance under the Plan from 1,200,000 shares to 171,128 shares (Amendment No. 3). Effective January 27, 2012, Blue Dolphin’s stockholders approved an amendment to the Plan to change the expiration date of the Plan from 10 to 20 years (to April 14, 2020), as well as increase the aggregate number of common stock available for issuance under the Plan from 171,128 shares to 1,000,000 shares (Amendment No. 4).  Although the Compensation Committee of the Board approved continuation of the Plan following Blue Dolphin’s reverse merger with LE, pursuant to the Management Agreement, all employees of Blue Dolphin became employees of LEH effective February 15, 2012.  As a result, with the exception of options outstanding for Ivar Siem, options outstanding for Blue Dolphin employees were cancelled ninety (90) days following the effective date of the Management Agreement. There were no stock options granted under the Plan in the years ended December 31, 2013 and 2012.

At December 31, 2013, there were a total of 0 shares of common stock reserved for issuance upon exercise of outstanding options under the Plan. A summary of the status of stock options granted to key employees, officers and directors, for the purchase of shares of common stock for the periods indicated, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2012	14,642	$19.67	0.9	-

Options granted	-	-	-	-

Options exercised	-	-	-	-

Options exercised or cancelled	14,642	$19.67	0.9	-

Options outstanding at December 31, 2013	-	-	-	-

Options exercisable at December 31, 2013	-	-	-	-

We recognized no compensation expense for vested stock options for the years ended December 31, 2013 and 2012.  As of December 31, 2013, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan.

For the years ended December 31, 2013 and 2012, we recognized $100,000 and $84,500, respectively, of expense related to the fair value issuance of restricted common stock to our independent directors as compensation for services rendered.

(17)	Treasury Stock

On November 6, 2012, BDEX entered into a Sale and Purchase Agreement with Blue Sky to dispose of its 7% undivided working interest in Indonesia.  The non-cash transaction was completed on February 28, 2013.  Blue Sky’s consideration to BDEX for Indonesia was 150,000 shares of Common Stock, which represented a recovery of a significant portion of the 342,857 shares of Common Stock BDEX paid Blue Sky to acquire Indonesia in 2010. We are holding the 150,000 shares acquired from Blue Sky as treasury stock.  As of December 31, 2013, we had 150,000 shares of treasury stock.

(18)	Concentration of Risk

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Sales by Product. All of our refined petroleum products are currently sold in the United States. The following table summarizes the percentages of all refined petroleum products sales to total sales:

	Years Ended
	December 31,
	2013	2012

Low-sulfur diesel	44.6%	48.7%
Naphtha	25.4%	26.2%
Atmospheric gas oil	24.9%	25.1%
LPG mix	0.1%	0.0%
Reduced crude	0.1%	0.0%
Jet fuel	4.9%	0.0%

	100.0%	100.0%

In mid-September of 2013, the Nixon Facility began producing jet fuel – the Nixon Facility’s fifth saleable refined petroleum product.  Jet fuel is produced by separating the distillate stream into kerosene and diesel and blending the kerosene with a portion of the heavy naphtha stream.  Production of jet fuel, which is considered a higher value product, significantly upgrades the value of the naphtha component.

Key Supplier. GEL is the exclusive supplier of crude oil to the Nixon Facility pursuant to the Crude Supply Agreement.  On October 30, 2013, LE entered into a Letter Agreement Regarding Certain Advances and Related Agreements with GEL and Milam (the “October 2013 Letter Agreement”), effective October 24, 2013.  In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 12, 2019 unless sooner terminated by GEL with 180 days prior written notice.

(19)	Leases

We are currently under a ten-year lease agreement that expires in 2017 for office space in downtown Houston, Texas. The Houston office serves as our company headquarters. The current minimum monthly payment is $9,685 per month.  The office lease agreement provides for periodic rent escalations or rent holidays over the term of the lease, which is recognized on a straight-line basis.   For the years ended December 31, 2013 and 2012, rent expense for the office lease was $113,381 and $107,609, respectively.

The following is a schedule of future office lease payments:

Future Minimum
Lease
Years Ending December 31,	Payments

2014	$116,231
2015	116,231
2016	116,231
2017	48,429
$397,122

(20)	Impairment

Due to the continued weakness in our pipeline transportation and oil and gas exploration production business segments and the uncertainty of the timing and speed of recovery, we recorded an impairment of $9,435,745 for the year ended December 31, 2012. The impairment charge in the period consisted of $1,445,720 related to goodwill, 100% of which was associated with our pipeline transportation and oil and gas exploration production business segments, and $7,990,025 related to our pipeline fixed assets.  No additional impairment was recorded for the year ended December 31, 2013.

(21)	Income Taxes

LE is a limited liability company and, prior to the LE Acquisition, its taxable income or loss flowed through to its sole member for federal and state income tax purposes. Blue Dolphin is a “C” corporation and is a taxable entity for federal and state income tax purposes.  As a result of the LE Acquisition, LE became the legal subsidiary of Blue Dolphin and LE’s taxable income or loss flows through to Blue Dolphin for federal and state income tax purposes.  Section 382 of the Internal Revenue Code imposes a limitation on the use of Blue Dolphin’s net operating losses (“NOLs”) generated prior to the acquisition. At December 31, 2013, we did not recognize any deferred tax assets resulting from our NOLs due to the uncertainty of their use.

Income tax expense was $89,255 and $9,678 for the years ended December 31, 2013 and 2012, respectively. Income tax expense related to state income tax.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2013 are presented below:

Deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	$10,429,195
Start-up costs (Nixon Facility)	1,785,372
Basis differences in property and equipment	(1,267,414)
Other	(27,797)

Total deferred tax assets	10,919,356
Less: valuation allowance	(10,919,356)

Deferred tax assets, net	$-

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  A full valuation allowance against our deferred tax asset was recorded at December 31, 2013 due to our uncertainty as to the utilization of the deferred tax assets in the foreseeable future.

Our effective tax rate applicable to continuing operations in 2013 and 2012 was as follows:

	2013	2012

Expected tax rate	34.00%	34.00%
Permanent differences	0.00%	(0.17%)
State tax	(2.49%)	(0.04%)
Change in valuation allowance	(34.00%)	(33.84%)
	(2.49%)	(0.05%)

As a result of the LE Acquisition, Section 382 of the Internal Revenue code imposes potential limitations on the use of our NOL carryovers.  The amount of NOL subject to such limitations is approximately $18.5 million.  The NOL generated subsequent to the LE Acquisition, approximately $11.9 million, is not subject to any such limitation.  For the year ended December 31, 2013, we did not recognize any deferred tax asset related to such NOL’s due to the uncertainty of its use.

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

The provisions of the guidance on accounting for uncertainty in income taxes have been applied to all of our material tax positions taken for all open tax years on the date of adoption through the fiscal year ended December 31, 2013.  We have determined that all of our material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold.  In addition, we have determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the guidance.

As part of this guidance, we record income tax related interest and penalties, if applicable, as a component of the provision for income tax expense.  However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the year ended December 31, 2013.  Furthermore, none of our federal and state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  As of December 31, 2013, fiscal years 2010 and later remain subject to examination by the IRS and fiscal years 2009 and later remain subject to examination by State of Texas.  We believe there are no uncertain tax positions for both federal and state income taxes.

The State of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin to replace the state’s prior franchise tax structure.  Although TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of TMT make it similar to an income tax.  At December 31, 2013 and 2012, we accrued $58,052 and $0, respectively, in TMT.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(22)	Discontinued Operations

On November 6, 2012, BDEX entered into a Sale and Purchase Agreement with Blue Sky Langsa, Limited (“Blue Sky”) to dispose of its 7% undivided working interest in Indonesia.  As a result, our operations related to Indonesia ceased effective November 6, 2012 and the disposal was completed on February 28, 2013.  Operations associated with Indonesia, which were previously reported as part of the Oil and Gas Exploration and Production business segment, have been classified as discontinued operations and are presented in a separate line in the consolidated statements of operations for all periods presented.

The following is a summary of the operating results of our discontinued operations:

	Years Ended December 31,
	2013	2012

Revenue	$-	$674,797

Lease operating expenses	-	788,525
Depletion, depreciation and amortization	-	124,811
Impairment expense	-	3,858,427
Bad debt expense	-	321,732
Accretion expense	-	24,868
Total costs and expenses	-	5,118,363

Loss from discontinued operations, net of tax	$-	$(4,443,566)

(23)	Earnings Per Share

The following table provides reconciliation between basic and diluted loss per share on a continuing and discontinued operations basis:

	Years Ended
	December 31,
	2013	2012

Loss from continuing operations, net of tax	$(3,807,129)	$(13,841,066)
Loss from discontinued operations, net of tax	-	(4,443,566)
Net loss	(3,807,129)	(18,284,632)

Basic and diluted loss per common share
Continuing operations	$(0.36)	$(1.35)
Discontinued operations	$-	$(0.43)
Basic and diluted loss per common share	$(0.36)	$(1.78)

Basic and Diluted
Weighted average number of shares of common stock
outstanding and potential dilutive shares of common stock	10,445,883	10,284,152

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Diluted EPS is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.  For the year ended December 31, 2012, none of the stock options outstanding under our 2000 Stock Incentive Plan (the “Plan”) were included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock.  Diluted EPS for the year ended December 31, 2012 excludes stock options outstanding as they would be anti-dilutive.  For the year ended December 31, 2013, there were no stock options outstanding under the Plan.

For the year ended December 31, 2012, the weighted average number of shares of common stock outstanding was computed as LE’s number of shares of common stock outstanding from January 1, 2012 to February 15, 2012 (the beginning of the period to the date of the LE Acquisition) combined with Blue Dolphin’s number of shares of common stock outstanding from February 15, 2012 to December 31, 2012 (the date of LE’s acquisition by Blue Dolphin to the end of the period).  For the period prior to the date of LE’s acquisition by Blue Dolphin, LE’s number of shares of common stock was computed as LE’s one member unit prior to the acquisition multiplied by the exchange ratio of 8,426,456 shares for the one member unit.

(24)	Fair Value Measurement

We are subject to gains or losses on certain financial assets based on our various agreements and understandings with Genesis. Pursuant to these agreements and understandings, Genesis can execute the purchase and sale of certain financial instruments for the purpose of economically hedging certain commodity risks associated with our refined petroleum products and crude oil inventory and, over time, this program may also include mitigating certain risks associated with the purchase of crude oil inputs. These financial instruments are direct contractual obligations of Genesis and not us. However, under our agreements with Genesis, we financially benefit from any gains and financially bear any losses associated with the purchase and/or sale of such financial instruments by Genesis. Because such instruments represent embedded derivatives for the purpose of financial reporting, we account for such embedded derivatives in our financial records by utilizing the market approach when measuring fair value of our financial instruments (typically in current assets and/or liabilities, as discussed below). The market approach uses prices and other relevant information generated by such market transactions executed on our behalf involving identical or comparable assets or liabilities.

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

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair values at December 31, 2013 and 2012 due to their short-term maturities. The fair value of our long-term debt and short-term notes payable at December 31, 2013 and 2012 was $16,117,152 and $15,850,418, respectively. The fair value of our debt was determined using a Level 3 hierarchy.  Accrued interest associated with our long-term debt and short-term notes payable at December 31, 2013 and 2012 was $1,807,653 and $1,499,136, respectively.

The following table represents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and the basis for that measurement:

		Fair Value Measurement at December 31, 2013 Using
Financial assets:	Carrying Value as at December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity contracts	$6,950	$6,950	$-	$-

		Fair Value Measurement at December 31, 2012 Using
Financial assets:	Carrying Value as at December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity contracts	$(136,100)	$(136,100)	$-	$-

Carrying amounts of commodity contracts executed by Genesis are reflected as other current assets or other current liabilities in the consolidated balance sheets.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(25)	Refined Petroleum Products and Crude Oil Inventory Risk Management

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

Commodity transactions are executed by Genesis to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors. Genesis may, but is not required to, initiate an economic hedge on our refined petroleum products and crude oil when our inventory levels exceed targeted levels (currently 1.5 days production). Although the decision to enter into a futures contract is made solely by Genesis, Genesis typically confers with management as part of Genesis’ decision making process.

Due to mark-to-market accounting during the term of the commodity contracts, significant unrealized non-cash net gains and losses could be recorded in our results of operations. Additionally, Genesis may be required to collateralize any mark-to-market losses on outstanding commodity contracts.

As of December 31, 2013, we had the following obligations based on futures contracts of refined petroleum products and crude oil that were entered into as economic hedges through Genesis. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in barrels):

	Notional Contract Volumes by Year of Maturity
Inventory positions (futures):	2014	2015	2016

Refined petroleum products and crude oil -
net short (long) positions	45,000	-	-

The following table provides the location and fair value amounts of derivative instruments that are reported in the consolidated balance sheets at December 31, 2013 and 2012:

		Fair Value
		December 31,
Asset Derivatives	Balance Sheets Location	2013	2012

	Prepaid expenses and other current
	assets (accrued expenses and other
Commodity contracts	current liabilities)	$ 6,950	$ (136,100)

(26)	Commitments and Contingencies

Management Agreement

See “Note (11) Accounts Payable, Related Party” of this report for additional disclosures related to the Management Agreement.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Genesis Agreements

We continue to be dependent on our relationship with Genesis and its affiliates.  Our relationship with Genesis is governed by three agreements:

●
Crude Supply Agreement.  Pursuant to the Crude Supply Agreement, GEL, an affiliate of Genesis, is the exclusive supplier of crude oil to the Nixon Facility. We are not permitted to buy crude oil from any other source without GEL’s express written consent. GEL supplies crude oil to LE at cost plus freight expense and any costs associated with GEL’s hedging. All crude oil supplied to LE pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described below. In addition, GEL has a first right of refusal to use three storage tanks at the Nixon Facility during the term of the Crude Supply Agreement. Subject to certain termination rights, the Crude Supply Agreement has an initial term of three years, expiring on August 12, 2014. In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 12, 2019 unless sooner terminated by GEL with 180 days prior written notice.

●
Construction and Funding Agreement.  Pursuant to the Construction and Funding Agreement, LE engaged Milam to provide construction services on a turnkey basis in connection with the construction, installation and refurbishment of certain equipment at the Nixon Facility (the “Project”). Milam has continued to make advances in excess of their obligation, for certain construction and operating costs at the Nixon Facility. All amounts advanced to LE pursuant to the terms of the Construction and Funding Agreement bear interest at a rate of 6% per annum. In March 2012 (the month after initial operation of the Nixon Facility occurred), LE began paying Milam, in accordance with the provisions of the Joint Marketing Agreement, a minimum monthly payment of $150,000 (the “Base Construction Payment”) as repayment of interest and amounts advanced to LE under the Construction and Funding Agreement. If, however, the Gross Profits of LE (as defined below) in any given month (calculated as the revenue from the sale of products from the Nixon Facility minus the cost of crude oil) are insufficient to make this payment, then there is a deficit amount, which shall accrue interest (the “Deficit Amount”). If there is a Deficit Amount, then 100% of the gross profits in subsequent calendar months will be paid to Milam until the Deficit Amount has been satisfied in full and all previous $150,000 monthly payments have been made.

The Construction and Funding Agreement places restrictions on LE, which prohibit LE from:  (i) incurring any debt (except debt that is subordinated to amounts owed to Milam or GEL); (ii) selling, discounting or factoring its accounts receivable or its negotiable instruments outside the ordinary course of business while no default exists; (iii) suffering any change of control or merging with or into another entity; and (iv) certain other conditions listed therein. As of the date hereof, Milam can terminate the Construction and Funding Agreement by written notice at any time. If Milam terminates the Construction and Funding Agreement, then Milam and LE are required to execute a forbearance agreement, the form of which has previously been agreed to as Exhibit J of the Construction and Funding Agreement.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

●
Joint Marketing Agreement.  The Joint Marketing Agreement sets forth the terms of the agreement between LE and GEL pursuant to which the parties will market and sell the output produced at the Nixon Facility and share the Gross Profits (as defined below) from such sales. Pursuant to the Joint Marketing Agreement, GEL is responsible for all product transportation scheduling. LE is responsible for entering into contracts with customers for the purchase and sale of output produced at the Nixon Facility and handling all billing and invoicing relating to the same. However, all payments for the sale of output produced at the Nixon Facility will be made directly to GEL as collection agent and all customers must satisfy GEL’s customer credit approval process. Subject to certain amendments and clarifications (as described below), the Joint Marketing Agreement also provides for the sharing of “Gross Profits” (defined as the total revenue from the sale of output from the Nixon Facility minus the cost of crude oil pursuant to the Crude Supply Agreement) as follows:

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

(e)
After the Investment Threshold Date, if GEL sustains losses, it can recoup those losses by a special allocation of 80% of Gross Profits until such losses are covered in full, after which the prevailing Gross Profits allocation shall be reinstated.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Joint Marketing Agreement contains negative covenants that restrict LE’s actions under certain circumstances.  For example, LE is prohibited from making any modifications to the Nixon Facility or entering into any contracts with third-parties that would materially affect or impair GEL’s or its affiliates’ rights under the agreements set forth above.  The Joint Marketing Agreement had an initial term of three years expiring on August 12, 2014.  In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Joint Marketing Agreement and GEL agreed to automatically renew the Joint Marketing Agreement at the end of the initial term for successive one year periods until August 12, 2019 unless sooner terminated by GEL with 180 days prior written notice.

●
Amendments and Clarifications to the Joint Marketing Agreement.  The Joint Marketing Agreement was amended and clarified to allow GEL to provide LE with Operations Payments during months in which LE incurred Deficit Amounts.

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

As of December 31, 2013, total advances under the Construction and Funding Agreement, including Deficit Amounts, were $5,747,330.  As of December 31, 2013, pursuant to amendments and clarifications to the Joint Marketing Agreement, the net Deficit Amount included in our obligation amount under the Construction and Funding Agreement was $2,538,077.

LTRI Option

In June 2012, we purchased an exclusive option from LEH to acquire all of the issued and outstanding membership interests of Lazarus Texas Refinery I, LLC (“LTRI”), a Delaware limited liability company and a wholly-owned subsidiary of LEH.  LTRI’s assets include a refinery, located on a 104 acre site in Ingleside, San Patricio County, Texas (the “Ingleside Refinery”).  The Ingleside Refinery consists of crude oil and condensate processing equipment, pipeline connections, trucking terminals and related storage, storage tanks, a barge dock and receiving facility, pipelines, equipment, related loading and unloading facilities and utilities.  The LTRI Option expired on December 31, 2013; however, the parties are in discussions related to the terms for extending the option.  Although the contemplated transaction is with a related party, the Board has determined that the contemplated transaction is advisable, fair to and in the best interests of our stockholders.

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

LED Option

In connection with the Merger, we purchased an exclusive option from LEH to acquire all of the issued and outstanding membership interests of Lazarus Energy Development, LLC (“LED”), a Delaware limited liability company and a wholly-owned subsidiary of LEH.  LED owns approximately 46 acres of real property, which is located adjacent to the Nixon Facility in Nixon, Wilson County, Texas.  We paid LEH a fully refundable sum of $183,421 in cash as consideration to purchase this option.  The LED Option expired on December 31, 2013; however, the parties are in discussions related to the terms for extending the option.  Although the contemplated transaction is with a related party, the Board has determined that the contemplated transaction is advisable, fair to and in the best interests of our stockholders.

Legal Matters

From time to time we are subject to various lawsuits, claims, mechanics liens and administrative proceedings that arise out of the normal course of business. Management does not believe that the liens will have a material adverse effect on our results of operations.

Health, Safety and Environmental Matters

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

(27)	Subsequent Events

WBI Asset Sale Agreement.  On February 25, 1999, WBI Energy Midstream, LLC , a Colorado limited liability company (“WBI”), acquired from BDPL a 1/6th undivided beneficial interest in the Blue Dolphin Pipeline System, the Galveston Area Block 350 Pipeline, and the Omega Pipeline (the “Pipeline Assets”).  On March 1, 1999, WBI and BDPL, as owners of the Pipeline Assets, engaged BDPL to operate certain pipeline systems within the Pipeline Assets (the “System”) and entered into an operating agreement governing the operation of the System (the “Operating Agreement”).  On February 5, 2014, WBI and BDPL entered into an Asset Sale Agreement (the “Purchase Agreement”), whereby BDPL reacquired WBI’s 1/6th interest in the Pipeline Assets effective October 31, 2013.

Pursuant to the Purchase Agreement, WBI paid BDPL $100,000 in cash and $850,000 in the form of a bond in exchange for the payment and discharge of any and all payables, claims, and obligations related to the Pipeline Assets.  WBI and BDPL mutually agreed to terminate the Operating Agreement whereby BDPL is now the sole owner and operator of the Pipeline Assets therein.

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

Management’s Assessment. Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. In connection with such evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2013 due to certain material weaknesses described below:

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

Changes in Internal Control over Financial Reporting. Other than as described above, there was no change over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15(d)-15(d) of the Exchange Act that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management's Report on Internal Control over Financial Reporting for 2013. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

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

The following sets forth, as of March 31, 2014, each director’s name, age, principal occupation and directorships during the past five (5) years, as well as their relevant knowledge and experience that led to their appointment to the Board:

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Ivar Siem, 67

Blue Dolphin Energy Company
Chief Executive Officer (2004 to 2012)

Drillmar Energy, Inc.
Chief Executive Officer (since 2005)

Mr. Siem has served on Blue Dolphin’s Board since 1989; he is currently Chairman of the Board. He also sits on the Board of Directors of several private companies, including Drillmar Energy, Inc. and Siem Industries, Inc.

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

John N. Goodpasture, 65

Copano Energy, L.L.C.
Senior Vice President, Corporate Development (2010 to 2013)

Texas Eastern Products Pipeline Company, L.L.C.
(a general partner of TEPPCO Partners, L.P.)
Vice President of Corporate Development (2001 to 2009)

Mr. Goodpasture has served on Blue Dolphin’s Board since 2006; he is currently a member of the Audit and Compensation Committees, as well as a member of the Special Committee on Master Limited Partnership (“MLP”) Conversion. He previously served on the Board of Directors of the Houston Food Bank.

Mr. Goodpasture earned a Bachelor of Science in Mechanical Engineering from Texas Tech University. Based on his educational and professional experiences, Mr. Goodpasture possesses particular knowledge and experience in the oil and gas industry in business development, capital structure and mergers and acquisitions that strengthen the Board’s collective qualifications, skills and experience.

Chris T. Morris, 52

Tatum (a Randstad Company)
New York Managing Partner (since 2013)

MPact Partners
President (2011 to 2013)

Freddie Mac
Vice President (various divisions) (2000 to 2010)

Mr. Morris has served on Blue Dolphin’s Board since November 2012; he is currently a member of the Audit and Compensation Committees, as well as Chairman of the Special Committee on MLP Conversion.

Mr. Morris earned a Bachelor of Arts in Economics from Stanford University and a Masters in Business Administration from the Harvard Business School. Based on his educational and professional experiences, Mr. Morris possesses particular knowledge and experience in business management, finance, strategic planning and business development that strengthen the Board’s collective qualifications, skills and experience.

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

A. Haag Sherman, 48

Private Investor

Salient Partners, L.P. and Affiliates
Various Executive Positions, including Chief Investment Officer and Chief Executive Officer (2002 to 2011)

Mr. Sherman has served on Blue Dolphin’s Board since February 2012; he is currently Chairman of the Audit and Compensation Committees and is also a member of the Special Committee on MLP Conversion. He also serves on the following publicly traded company Board of Directors:  Hilltop Corporation (NYSE: HTH), ZaZa Energy Corporation (Nasdaq: ZAZA), Salient MLP & Infrastructure Fund (NYSE: SMF) and Salient Midstream & MLP Fund (NYSE: SMM).

Mr. Sherman graduated cum laude with a Bachelor of Business Administration with majors in Accounting and Economics from Baylor University and earned his Juris Doctorate with honors from the University of Texas School of Law. He is an attorney and certified public accountant, in both cases licensed in the State of Texas. Mr. Sherman possesses extensive knowledge in accounting, finance, investment management and corporate law, as well as a keen understanding of the regulatory and corporate governance requirements of publicly traded companies, which strengthens the Board’s collective qualifications, skills and experience.

Herbert N. Whitney, 73

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

Family Relationships between Directors and Officers

As of March 31, 2014, there were no family relationships between any of our directors or executive officers.

Executive Officers

The following sets forth, as of March 31, 2014, the name and age of each executive officer, as well as their principal occupation during the past five (5) years:

Name	Position	Since	Age
Jonathan P. Carroll	Chief Executive Officer, President, Assistant Treasurer and Secretary	2012	52

Tommy L. Byrd	Interim Chief Financial Officer, Treasurer and Assistant Secretary	2012	56

Jonathan P. Carroll was appointed Chief Executive Officer, President, Assistant Treasurer and Secretary of Blue Dolphin in 2012. He has served as President of LEH since 2006 and is its majority owner.  LEH owns approximately 81% of our outstanding Common Stock.  Before founding LEH, Mr. Carroll was a private investor focused on direct debt and equity investments, primarily in distressed assets.  Since 2004, he has served on the Board of Trustees of Salient Fund Group, and has served on the compliance, audit and nominating committees of several of its private and public closed-end and mutual funds.  In January 2014, Mr. Carroll was appointed to serve on the Board of Directors of the General Partner of LRR Energy, L.P. (NYSE: LRE).  He earned a Bachelor of Arts degree in Human Biology and a Bachelor of Arts degree in Economics from Stanford University, and he completed a Directed Reading in Economics at Oxford University.

Tommy L. Byrd was appointed Interim Chief Financial Officer, Treasurer and Assistant Secretary of Blue Dolphin in 2012 having previously served as our Controller since November 2011. He is also an employee of LEH, where he has served since 2006. Mr. Byrd has extensive financial management, accounting and internal audit experience in the energy industry. Prior to joining LEH, he served as Chief Financial Officer of Baard Energy LLC from 2004 to 2006. From 2000 to 2004, he was Project Audit Manager at TXU Energy. From 1987 to 1998, Mr. Byrd held various positions, including Controller, at MG Trade Finance Corp. He earned a Bachelor of Business Administration in Accounting from Stephen F. Austin State University.

Committees and Meetings of the Board

Board. The Board consists of Messrs. Goodpasture, Morris, Siem, Sherman and Whitney with Mr. Siem serving as Chairman. During 2013, the Board held one (1) regular meeting and two (2) special meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he served. The Board has two standing committees, the Audit Committee and the Compensation Committee. In November 2012, the Board established a Special Committee of the Board to oversee a potential conversion of Blue Dolphin from a Delaware “C” corporation to a Delaware MLP.

Audit Committee. The Audit Committee consists of Messrs. Goodpasture, Morris and Sherman with Mr. Sherman serving as Chairman.  During 2013, the Audit Committee met four (4) times. The Board has affirmatively determined that all members of the Audit Committee are independent and that Messrs. Morris and Sherman qualify as Audit Committee Financial Experts. The Audit Committee's duties include overseeing financial reporting and internal control functions and the Audit Committee’s charter is available on our website (www.blue-dolphin-energy.com).

Compensation Committee. The Compensation Committee consists of Messrs. Goodpasture, Morris and Sherman with Mr. Sherman serving as Chairman.  During 2013, the Compensation Committee met once. The Board has affirmatively determined that all members of the Compensation Committee are independent. The Compensation Committee does not have a charter, however, its duties are to oversee and set our compensation policies, to approve compensation of our executive officers and to administer our stock incentive plan.

MLP Special Committee.  In February 2013, the Board formed a special committee comprised of Messrs. Goodpasture, Morris and Sherman, with Mr. Morris serving as Chairman, to conduct a strategic review of the feasibility of optimizing value for stockholders by converting Blue Dolphin from a publicly traded corporation to a publicly traded MLP.  During 2013, the MLP Special Committee met ten (10) times.  The Board has affirmatively determined that all current members of the MLP Special Committee are independent.  Upon completion of its review, the MLP Special Committee will make a recommendation to the Board.  There can be no assurance that the MLP Special Committee’s review will result in the proposal or completion of any conversion of Blue Dolphin.

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

Corporate Governance

Leadership Structure. Our leadership structure is designed to ensure consistent and effective leadership through open communication between the Board and management. As part of this structure, Ivar Siem serves as Chairman of the Board and Jonathan P. Carroll serves as Chief Executive Officer and President. Messrs. Siem and Carroll work in concert with the independent directors to oversee the execution of our strategy. This arrangement has proven effective for us following our acquisition of LE in February 2012 (the “LE Acquisition”) and the Board believes it will continue to best serve the interests of Blue Dolphin and its stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Policy and Procedures

In connection with the LE Acquisition, we entered into a Management Agreement with LEH (the “Management Agreement”) pursuant to which LEH manages all of our subsidiaries and operates all of our assets, including the Nixon Facility. Under the Management Agreement, all Blue Dolphin personnel work for and are paid directly by LEH. LEH bills Blue Dolphin at cost for certain personnel associated with BDPL.

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

Compensation for Named Executives

Compensation paid to our principal executive officer and the most highly compensated executive officer other than the principal executive officer whose annual salary exceeded $100,000 in the fiscal year ended December 31, 2013 for services rendered to Blue Dolphin was paid by LEH pursuant to the Management Agreement. Therefore the summary compensation table has been excluded.

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

Outstanding Equity Awards at December 31, 2013

None.

Director Compensation Policy and Procedures

We do not have any directors that are also our employees. Compensation for members of the Board and committees of the Board is approved by the Board based on recommendations by Mr. Siem as Chairman of the Board.

Compensation for Non-Employee Directors

During 2013, the annual retainer payable to non-employee directors serving on the Board was increased from $20,000 to $50,000.  Payments are made: (i) in common stock and cash on a quarterly rotating basis.  Blue Dolphin common stock with a fair value of $12,500 is issued in the first and third quarters of each year with the number of shares of common stock issued determined by the closing price of Blue Dolphin’s common stock on the last trading day in the respective quarterly period.  The shares of common stock are issued as restricted pursuant to applicable securities holding periods for affiliates.  Cash payments in the amount of $12,500 are made to non-employee directors serving on the Board in the second and fourth quarters of each year.

Additional compensation is paid to non-employee directors serving on the Audit Committee and the MLP Special Committee.  The chairman of the Audit Committee and the MLP Special Committee are each paid an annual retainer of $10,000 in cash.  Members of the Audit Committee and the MLP Special Committee are paid an annual retainer of $5,000 in cash.  Cash payments are made to non-employee directors serving on the Audit Committee and the MLP Special Committee in the second and fourth quarters of each year.  No additional compensation is paid to directors serving on the Compensation Committee. Directors are entitled to reimbursement for reasonable out-of-pocket expenses related to in-person meeting attendance.

The following table sets forth the compensation earned by non-employee directors during the year ended December 31, 2013:

	Fees Earned
Name	Payable in Common Stock Awards(1)	Payable in Cash

John N. Goodpasture	$25,000	$35,000
Chris T. Morris	25,000	40,000
A. Haag Sherman	25,000	40,000
Ivar Siem	-	100,000
Herbert N. Whitney	25,000	25,000
	$100,000	$240,000

(1)
At December 31, 2013, each non-employee director had total restricted awards of common stock outstanding as follows: Mr. Goodpasture – 34,526, Mr. Morris – 5,718, Mr. Sherman – 7,142, Mr. Siem – 87,959 and Mr. Whitney – 7,142.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND DELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below sets forth information with respect to persons or groups known to us to be the beneficial owners of more than five percent (5%) of our common stock as of the March 31, 2014. Unless otherwise indicated, each named party has sole voting and positive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Lazarus Energy Holdings, LLC	8,426,456	80.8%

(1)
Based upon 10,430,973 shares of Common Stock outstanding (10,580,973 shares of Common Stock issued less 150,000 shares of Common Stock held in treasury and 0 shares of Common Stock issuable upon exercise of stock options, all as of the March 31, 2014).

Security Ownership of Management

The table below sets forth information as of March 31, 2014 with respect to: (i) directors, (ii) executive officers and (iii) directors and executive officers as a group beneficially owning our Common Stock.  Unless otherwise indicated, each of the following persons has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Jonathan P. Carroll(2)	8,426,598	80.8%
Common Stock	Ivar Siem	87,959	*
Common Stock	John N. Goodpasture	34,526	*
Common Stock	A. Haag Sherman	7,142	*
Common Stock	Herbert N. Whitney	7,142	---
Common Stock	Christopher T. Morris	5,718	---
Common Stock	Tommy L. Byrd	---	---

Directors/Nominees and Executive Officers as a Group (7 Persons)		8,569,085	82.2%

(1)
Based upon 10,430,973 shares of Common Stock outstanding (10,580,973 shares of Common Stock issued less 150,000 shares of Common Stock held in treasury and 0 shares of Common Stock issuable upon exercise of stock options, all as of the March 31, 2014).

(2)	Includes 8,426,456 shares issued to Lazarus Energy Holdings, LLC (“LEH”). Mr. Carroll is the majority owner of LEH.
*      Less than 1%.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who own more than ten percent (10%) of our Common Stock to file reports of stock ownership and changes in ownership with the SEC and to furnish us with copies of all such reports as filed. Based solely on a review of the copies of the Section 16(a) reports furnished to us, we are aware that during 2013, no filings were made late.

Equity Compensation Plan Information

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

LEH, which owns approximately 81% of our issued and outstanding Common Stock, manages all of our subsidiaries and operates all of our assets, including the Nixon Facility (the “Services”) pursuant to a Management Agreement dated February 15, 2012 (the “Management Agreement”).

With respect to the Nixon Facility, the Management Agreement represents, in effect, an operating agreement that covers all refinery operating expenses with the exception of capital expenditures.  Pursuant to the Management Agreement, for management and operation of the Nixon Facility, LEH has the right to receive: (i) weekly payments not to exceed $750,000 per month, (ii) reimbursement for certain accounting costs related to the preparation of financial statements of LE not to exceed $50,000 per month, (iii) $0.25 for each barrel processed at the Nixon Facility during the term of the Management Agreement, up to a maximum quantity of 10,000 barrels per day determined on a monthly basis, and (iv) $2.50 for each barrel in excess of 10,000 barrels per day processed at the Nixon Facility during the term of the Management Agreement, determined on a monthly basis. LEH is also reimbursed at cost for all reasonable expenses incurred while performing the Services.

All compensation owed to LEH under the Management Agreement is to be paid to LEH within 30 days of the end of each calendar month. The Management Agreement expires upon the earliest to occur of: (a) the date of the termination of the Joint Marketing Agreement, which has an initial term of three years and successive one-year renewals until August 12, 2019 unless sooner terminated by GEL with 180 days prior written notice, (b) August 12, 2014, or (c) upon written notice of either party to the Management Agreement of a material breach of the Management Agreement by the other party. If the Management Agreement is renewed after the expiration of its initial term, then it will thereafter be reviewed on an annual basis by our Board of Directors (the “Board”) and it may be terminated if the Board determines that the Management Agreement is no longer in our best interests.

Aggregate amounts expensed for Services at the Nixon Facility and to fund working capital deficits not funded by Genesis for the years ended December 31, 2013 and 2012 were $10,673,722 (approximately $2.79 per barrel of throughput) and $8,603,155 (approximately $2.71 per barrel of throughput). At December 31, 2013 and 2012, the amounts outstanding to LEH were $3,659,340 and $1,594,021, respectively, and are reflected in accounts payable, related party in the consolidated balance sheets.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to UHY by us in the years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Audit fees	$ 267,205	$ 285,246
Audit-related fees	5,915	7,054
Tax fees	-	6,437
	$ 273,120	$ 298,737

Audit fees for 2013 and 2012 related to the audit of our consolidated financial statements and the review of our quarterly reports that are filed with the Securities and Exchange Commission. Audit-related fees for 2013 and 2012 were for consultation services related to our contemplated MLP conversion and reverse acquisition of Lazarus Energy, LLC, respectively.  Tax fees for 2012 primarily included fees for tax planning services. The Audit Committee must pre-approve all audit and non-audit services provided to us by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report

3.  Exhibits. We hereby file as part of this report the Exhibits listed in the attached Exhibit Index.

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

10.15	Asset Purchase Agreement by and among Sunoco Partners Marketing & Terminals L.P. and Blue Dolphin Pipe Line Company and Bitter Creek Pipelines, LLC dated August 3, 2011.(19)

10.16	Management Agreement by and between Lazarus Energy Holdings, LLC, Lazarus Energy, LLC and Blue Dolphin effective as of February 15, 2012. (20)

10.17	Loan Agreement dated September 29, 2008 among 1st International Bank as Lender, Lazarus Energy LLC as Borrower and Jonathan Pitts Carroll, Sr. and Lazarus Energy Holdings LLC as Guarantors. (21)

10.18	Subordination Agreement effective August 21, 2008 by Notre Dame Investors, Inc. in favor of First International Bank. (22)

10.19	Intercreditor and Subordination Agreement dated September 29, 2008 by and between Notre Dame Investors, Inc., Richard Oberlin, Lazarus Energy LLC and First International Bank. (23)

10.20	Letter Agreement dated September 12, 2011 between GEL Tex Marketing, LLC, Milam Services, Inc., 1st International Bank, Lazarus Energy LLC and Lazarus Energy Holdings LLC. (24)

10.21
Forbearance Agreement dated August 12, 2011 by and among 1st International Bank, Lazarus Energy LLC, Jonathan P. Carroll, Gina L. Carroll, Lazarus Energy Holdings, LLC, GEL Tex Marketing, LLC and Milam Services, Inc. (25)

10.22	Promissory Note between Lazarus Energy LLC as maker and Notre Dame Investors Inc. as Payee in the Principal Amount of $8,000,000 dated June 1, 2006. (26)

10.23	Intercreditor and Subordination Agreement dated August 12, 2011 by and among John H. Kissick, Lazarus Energy LLC and Milam Services, Inc. (27)

10.24	Crude Oil Supply and Throughput Services Agreement by and between GEL Tex Marketing, LLC and Lazarus Energy, LLC dated as of August 12, 2011. (28)

10.25	Construction and Funding Contract by and between Lazarus Energy, LLC dated as of August 12, 2011. (29)

10.26	Joint Marketing Agreement by and between GEL Tex Marketing, LLC and Lazarus Energy, LLC dated as of August 12, 2011. (30)

10.27	Acknowledgment Letter between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated June 1, 2012. (31)

10.28	Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated June 25, 2012. (32)

10.29	Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated July 30, 2012. (33)

10.30	Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated August 1, 2012. (34)

10.31	Letter Agreement dated June 10, 2012 between Lazarus Energy Holdings, LLC and Blue Dolphin Energy Company. (35)

10.32	Sale and Purchase Agreement by and among Blue Dolphin Exploration Company and Blue Sky Langsa Limited dated November 6, 2012. (36)

10.33	Escrow Agreement by and among Blue Dolphin Exploration Company, Blue Sky Langsa Limited and Doherty & Doherty, LLC dated November 6, 2012. (37)

10.34	Assignment Agreement by and among Blue Dolphin Exploration Company and Blue Sky Langsa Limited dated November 6, 2012.(38)

10.35	Letter Agreement dated December 20, 2012 between Lazarus Energy, LLC, GEL Tex Marketing, LLC and Milam Services, Inc. (39)

10.36	Letter from American First National Bank to Lazarus Energy, LLC dated as of December 13, 2012. (40)

10.37	Letter Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC and Milam Services, Inc. dated February 21, 2013. (41)

10.38	Letter Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC and Milam Services, Inc. dated February 21, 2013. (42)

10.39
Note Modification Agreement effective June 1, 2013 by and between Lazarus Energy, LLC, Jonathan P. Carroll, Gina L. Carroll, Lazarus Energy Holdings, LLC, GEL TEX Marketing, LLC, Milam Services, Inc. and American First National Bank. (43)

10.40	First Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of July 1, 2013. (44)

10.41	Letter from American First National Bank to Lazarus Energy, LLC dated as of July 24, 2013. (45)

10.42	Letter Agreement Regarding Certain Advances and Related Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC, and Milam Services, Inc., effective October 24, 2013. (46)

14.1	Code of Ethics applicable to the Chairman, Chief Executive Officer and Senior Financial Officer. (47)

21.1	List of Subsidiaries of Blue Dolphin.**

23.1	Consent of UHY LLP.**

31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Schema Document. **

101.CAL	XBRL Calculation Linkbase Document. **

101.LAB	XBRL Label Linkbase Document. **

101.PRE	XBRL Presentation Linkbase Document. **

101.DEF	XBRL Definition Linkbase Document. **
_______________

*    Management Compensation Plan.
**  Filed herewith

(1)	Incorporated herein by reference to Exhibit 3.1 filed in connection with the Form 8-K of Blue Dolphin under the Exchange Act dated June 2, 2009 (Commission File No. 000-15905).

(2)	Incorporated herein by reference to Exhibit 3.1 filed in connection with Form 8-K of Blue Dolphin under the Exchange Act dated December 26, 2007 (Commission File No. 000-15905).

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

(15)	Incorporated herein by reference to Exhibit 10.2 filed in connection with Form 8-K of Blue Dolphin under the Exchange Act dated August 6, 2009 (Commission File No. 000-15905).

(16)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 8-K of Blue Dolphin under the Exchange Act dated July 21, 2010 (Commission File No. 000-15905).

(17)	Incorporated herein by reference to Exhibit 10.2 filed in connection with Form 8-K of Blue Dolphin under the Exchange Act dated July 21, 2010 (Commission File No. 000-15905).

(18)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 8-K of Blue Dolphin under the Exchange Act dated July 22, 2011 (Commission File No. 000-15905).

(19)	Incorporated herein by reference to Exhibit 10.15 filed in connection with Form 10-K of Blue Dolphin under the Exchange Act dated March 30, 2013 (Commission File No. 000-15905).

(20)	Incorporated herein by reference to Exhibit 10.2 filed in connection with Amendment No. 1 to Form 8-K of Blue Dolphin under the Exchange Act dated March 14, 2012 (Commission File No. 000-15905).

(21)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated March 31, 2012 (Commission File No. 000-15905).

(22)	Incorporated herein by reference to Exhibit 10.2 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated March 31, 2012 (Commission File No. 000-15905).

(23)	Incorporated herein by reference to Exhibit 10.3 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated March 31, 2012 (Commission File No. 000-15905).

(24)	Incorporated herein by reference to Exhibit 10.4 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated March 31, 2012 (Commission File No. 000-15905).

(25)	Incorporated herein by reference to Exhibit 10.5 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated March 31, 2012 (Commission File No. 000-15905).

(26)	Incorporated herein by reference to Exhibit 10.6 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated March 31, 2012 (Commission File No. 000-15905).

(27)	Incorporated herein by reference to Exhibit 10.7 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated March 31, 2012 (Commission File No. 000-15905).

(28)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated June 30, 2012 (Commission File No. 000-15905).

(29)	Incorporated herein by reference to Exhibit 10.2 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated June 30, 2012 (Commission File No. 000-15905).

(30)	Incorporated herein by reference to Exhibit 10.3 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated June 30, 2012 (Commission File No. 000-15905).

(31)	Incorporated herein by reference to Exhibit 10.4 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated June 30, 2012 (Commission File No. 000-15905).

(32)	Incorporated herein by reference to Exhibit 10.5 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated June 30, 2012 (Commission File No. 000-15905).

(33)	Incorporated herein by reference to Exhibit 10.6 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated June 30, 2012 (Commission File No. 000-15905).

(34)	Incorporated herein by reference to Exhibit 10.7 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated June 30, 2012 (Commission File No. 000-15905).

(35)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 8-K of Blue Dolphin under the Exchange Act dated June 14, 2012 (Commission File No. 000-15905).

(36)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 8-K of Blue Dolphin under the Exchange Act dated November 13, 2012 (Commission File No. 000-15905).

(37)	Incorporated herein by reference to Exhibit 10.2 filed in connection with Form 8-K of Blue Dolphin under the Exchange Act dated November 13, 2012 (Commission File No. 000-15905).

(38)	Incorporated herein by reference to Exhibit 10.3 filed in connection with Form 8-K of Blue Dolphin under the Exchange Act dated November 13, 2012 (Commission File No. 000-15905).

(39)	Incorporated herein by reference to Exhibit 10.35 filed in connection with Form 10-K of Blue Dolphin under the Exchange Act dated March 30, 2013 (Commission File No. 000-15905).

(40)	Incorporated herein by reference to Exhibit 10.2 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated August 14, 2013 (Commission File No. 000-15905).

(41)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated August 14, 2013 (Commission File No. 000-15905).

(42)	Incorporated herein by reference to Exhibit 10.2 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated May 15, 2013 (Commission File No. 000-15905).

(43)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated August 14, 2013 (Commission File No. 000-15905).

(44)	Incorporated herein by reference to Exhibit 10.1 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated November 14, 2013 (Commission File No. 000-15905).

(45)	Incorporated herein by reference to Exhibit 10.3 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated August 14, 2013 (Commission File No. 000-15905).

(46)	Incorporated herein by reference to Exhibit 10.2 filed in connection with Form 10-Q of Blue Dolphin under the Exchange Act dated November 14, 2013 (Commission File No. 000-15905).
(47)

Incorporated herein by reference to Exhibit 14.1 filed in connection with Form 10-KSB of Blue Dolphin for the year ended December 31, 2004 31, 2004 under the Exchange Act dated March 25, 2005 (Commission File No. 000-15905).

Remainder of Page Intentionally Left Blank

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY

March 31, 2014	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll
Chief Executive Officer, President Assistant Treasurer and Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN P. CARROLL	Chief Executive Officer, President,	March 31, 2014
Jonathan P. Carroll	Assistant Treasurer and Secretary
(Principal Executive Officer)

/s/ TOMMY L. BYRD	Interim Chief Financial Officer,	March 31, 2014
Tommy L. Byrd	Treasurer and Assistant Secretary
(Principal Financial Officer)

/s/ IVAR SIEM	Chairman of the Board	March 31, 2014
Ivar Siem

/s/ CHRIS T. MORRIS	Director	March 31, 2014
Chris T. Morris

/s/ JOHN N. GOODPASTURE	Director	March 31, 2014
John N. Goodpasture

/s/ A. HAAG SHERMAN	Director	March 31, 2014
A. Haag Sherman

/s/ HERBERT N. WHITNEY	Director	March 31, 2014
Herbert N. Whitney