Form 10-Q
period 2014-03-31
BLUE DOLPHIN ENERGY CO
filed 2014-05-15
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares of common stock, par value $0.01 per share outstanding as of May 15, 2014:  10,446,218

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
FORM 10-Q REPORT INDEX

Remainder of Page Intentionally Left Blank

PART I                         FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

Blue Dolphin Energy Company & Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$295,877	$434,717
Restricted cash	1,003,124	327,388
Accounts receivable	9,749,014	13,487,106
Prepaid expenses and other current assets	263,028	333,683
Deposits	819,213	1,219,660
Inventory	4,396,893	4,686,399
Total current assets	16,527,149	20,488,953

Total property and equipment, net	36,358,219	36,388,666
Surety bonds	850,000	-
Debt issue costs, net	490,086	498,536
Trade name	303,346	303,346
TOTAL ASSETS	$54,528,800	$57,679,501

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$15,863,920	$20,783,541
Accounts payable, related party	3,620,647	3,659,340
Notes payable	-	11,884
Asset retirement obligations, current portion	108,272	107,388
Accrued expenses and other current liabilities	1,968,318	1,600,444
Interest payable, current portion	41,205	40,272
Long-term debt, current portion	1,000,922	2,215,918
Total current liabilities	22,603,284	28,418,787

Long-term liabilities:
Asset retirement obligations, net of current portion	1,841,044	1,490,273
Deferred revenues and expenses	821,187	-
Long-term debt, net of current portion	9,837,229	13,889,349
Long-term interest payable, net of current portion	1,118,072	1,767,381
Total long-term liabilities	13,617,532	17,147,003

TOTAL LIABILITIES	36,220,816	45,565,790

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized, 10,580,973
shares issued at March 31, 2014 and December 31, 2013)	105,810	105,810
Additional paid-in capital	36,623,965	36,623,965
Accumulated deficit	(17,621,791)	(23,816,064)
Treasury stock, 150,000 shares and 0 shares, respectively, at cost	(800,000)	(800,000)
Total stockholders' equity	18,307,984	12,113,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,528,800	$57,679,501

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2014	2013

REVENUE FROM OPERATIONS
Refined product sales	$120,376,151	$109,171,507
Pipeline operations	54,031	73,148
Total revenue from operations	120,430,182	109,244,655

COST OF OPERATIONS
Cost of refined products sold	110,415,607	106,322,661
Refinery operating expenses	2,955,019	2,745,209
Pipeline operating expenses	27,729	45,371
Lease operating expenses	7,176	26,901
General and administrative expenses	369,484	484,564
Depletion, depreciation and amortization	390,605	328,788
Abandonment expense	-	27,451
Accretion expense	50,802	25,163

Total cost of operations	114,216,422	110,006,108

Income (loss) from operations	6,213,760	(761,453)

OTHER INCOME (EXPENSE)
Net tank rental and easement revenue	407,516	278,350
Interest and other income	29,220	835
Interest expense	(253,800)	(281,063)
Total other income (expense)	182,936	(1,878)

Income (loss) before income taxes	6,396,696	(763,331)

Income tax expense, current	(202,423)	-

Net income (loss)	$6,194,273	$(763,331)

Income (loss) per common share
Basic	$0.59	$(0.07)

Diluted	$0.59	$(0.07)

Weighted average number of common shares outstanding:
Basic	10,430,973	10,510,334
Diluted	10,430,973	10,510,334

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$6,194,273	$(763,331)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion, depreciation and amortization	390,605	328,788
Unrealized loss on derivatives	127,100	52,050
Amortization of debt issue costs	8,450	8,450
Amortization of intangible assets	-	9,463
Accretion expense	50,802	25,163
Abandonment costs incurred	-	27,451
Common stock issued for services	-	50,000
Changes in operating assets and liabilities
Restricted cash	(675,736)	62,245
Accounts receivable	3,738,092	4,087,965
Prepaid expenses and other current assets	70,655	19,355
Deposits and other assets	(449,553)	(9,463)
Inventory	289,506	(1,489,100)
Accounts payable, accrued expenses and other liabilities	(4,506,163)	(2,739,371)
Accounts payable, related party	(38,693)	584,040
Net cash provided by operating activities	5,199,338	253,705

INVESTING ACTIVITIES
Capital expenditures	(59,178)	(530,226)
Net cash used in investing activities	(59,178)	(530,226)

FINANCING ACTIVITIES
Payments on long-term debt	(5,267,116)	(60,876)
Proceeds from notes payable	-	15,032
Payments on notes payable	(11,884)	(10,472)
Net cash used in financing activities	(5,279,000)	(56,316)
Net decrease in cash and cash equivalents	(138,840)	(332,837)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	434,717	420,896
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$295,877	$88,059

Supplemental Information:
Non-cash operating activities
Reduction in accounts receivable in exchange for treasury stock received	$-	$800,000
Surety bond funded by seller of pipeline interest holder	$850,000	$-
Non-cash investing and financing activities:
New asset retirement obligations	$300,980	$-
Accrued services payable converted to common stock	$-	$50,000
Interest paid	$902,176	$232,577

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(1)	Organization

Nature of Operations

Blue Dolphin Energy Company (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) is a Delaware corporation that was formed in 1986 as a holding company.  We are primarily an independent refiner and marketer of petroleum products.  Our primary operating asset is a 56-acre crude oil and condensate processing facility, which is located in Nixon, Wilson County, Texas (the “Nixon Facility”).  Operations at the Nixon Facility also involve the storage and terminaling of petroleum under third-party lease agreements. We also own and operate pipeline assets and have leasehold interests in oil and gas properties, which are considered non-core to our business. See “Note (4) Business Segment Information” of this report for further discussion of our business segments.

We conduct substantially all of our operations through our wholly-owned subsidiaries. Our operating subsidiaries include:

●	Lazarus Energy, LLC, a Delaware limited liability company (petroleum processing assets) (“LE”);
●	Lazarus Refining & Marketing, LLC, a Delaware limited liability company (petroleum storage and terminaling) (“LRM”);
●	Blue Dolphin Pipe Line Company, a Delaware corporation (pipeline operations) (“BDPL”);
●	Blue Dolphin Petroleum Company, a Delaware corporation (exploration and production activities);
●	Blue Dolphin Services Co., a Texas corporation (administrative services);
●	Blue Dolphin Exploration Company, a Delaware corporation (exploration and production investments)(“BDEX”); and
●	Petroport, Inc., a Delaware corporation (inactive).

Operating Risks

We had cash and cash equivalents of $295,877 and $434,717 at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we were in violation of certain financial covenants in a loan agreement dated September 29, 2008 (the “Loan Agreement”) by and between LE and First International Bank (“FIB”) as evidenced by that certain promissory note, of even date with the Loan Agreement, in the original principal amount of $10,000,000 (the “Refinery Note”).  In October 2011, the Loan Agreement was acquired by American First National Bank (“AFNB”).  We are currently making our scheduled payments in accordance with the terms and conditions of the Loan Agreement and, as of December 31, 2013, we obtained a waiver for these financial covenants effective through December 31, 2014.  See “Note (13) Long-Term Debt” of this report for additional disclosures related to the Refinery Note.

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

We believe that our operational strategy, including our introduction and production of jet fuel beginning in the third quarter of 2013 and the continued refurbishment of the naphtha stabilizer and depropanizer units at the Nixon Facility, will be sufficient to support our operations over the next twelve months.  However, our efforts depend on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit, and financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors that are beyond our control.  There can be no assurance that our operational strategy will achieve the anticipated outcomes.  In the event our operational strategy is not successful, or our working capital requirements are not funded by our profit share under the Joint Marketing Agreement, GEL, or LEH, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(2)	Basis of Presentation

We have prepared our unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), as codified by the Financial Accounting Standards Board (the “FASB”) in its Accounting Standards Codification (“ASC”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements include Blue Dolphin and its subsidiaries. Significant intercompany transactions have been eliminated in the consolidation. In the opinion of management, such consolidated financial statements reflect all adjustments necessary to present fair consolidated statements of operations, financial position and cash flows. We believe that the disclosures are adequate and the presented information is not misleading.  This report has been prepared in accordance with the SEC’s Form 10-Q instructions and therefore, certain information and footnote disclosures normally included in our annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations.

(3)	Significant Accounting Policies

The summary of significant accounting policies of Blue Dolphin is presented to assist in understanding our consolidated financial statements. Our consolidated financial statements and notes are representations of our management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of our consolidated financial statements.

Use of Estimates

We have made a number of estimates and assumptions related to the reporting of our consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. While we believe current estimates are reasonable and appropriate, actual results could differ from those estimated.

Cash and Cash Equivalents

Cash equivalents include liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, exceed insured limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.  Cash and cash equivalents amounted to $295,877 and $434,717 at March 31, 2014 and December 31, 2013, respectively.

Restricted Cash

Restricted cash was $1,003,124 and $327,388 at March 31, 2014 and December 31, 2013, respectively. These amounts primarily relate to a payment reserve account required under the Refinery Note.

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

Concentration of Risk

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at banks located in Houston, Texas. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000.  We had uninsured balances of $765,996 and $77,388 at March 31, 2014 and December 31, 2013, respectively.

For the three months ended March 31, 2014, we had 4 customers that accounted for approximately 87% of our refined petroleum product sales.  These 4 customers represented approximately $7.4 million in accounts receivable at March 31, 2014.  For the three months ended March 31, 2013, we had 4 customers that accounted for approximately 81% of our refined petroleum product sales.  These 4 customers represented approximately $7.5 million in accounts receivable at March 31, 2013.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Property and Equipment

Refinery and Facilities. Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance, including maintenance turnarounds, are expensed as incurred and are included in the Management Agreement and covered by LEH (see “Note (9) Accounts Payable Related Party” and “Note (24) Subsequent Events” of this report for additional disclosures related to the Management Agreement). Management expects to continue making improvements to the Nixon Facility based on technological advances.

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

Management has evaluated the FASB ASC guidance related to asset retirement obligations (“AROs”) for our refinery and facilities. Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities. Further, management believes that these assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the three months ended March 31, 2014 and 2013.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method.  Our U.S. Gulf of Mexico oil and gas properties were uneconomical for the three months ended March 31, 2014 and 2013 due to leases being relinquished and fields being shut-in by operators.

Pipelines and Facilities Assets. We record pipelines and facilities assets at the lower of cost or net realizable value.  Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom.

Construction in Progress. Construction in progress expenditures related to refurbishment activities at the Nixon Facility are capitalized as incurred. Depreciation begins once the asset is placed in service.

Intangibles – Other

Other Intangible Assets.  We recognized trade name in connection with our reverse merger with LE in 2012. We have determined our trade name to have an indefinite useful life. We account for other intangible assets under FASB ASC guidance related to intangibles, goodwill and other. Under the guidance, we test intangible assets with indefinite lives annually for impairment. Management performed its regular annual impairment testing of trade name in the fourth quarter of 2013. Upon completion of that testing, we determined that no impairment was necessary as of December 31, 2013.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Debt Issue Costs

We have debt issue costs related to certain facilities debt. Debt issue costs are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Debt issue costs, net of accumulated amortization, totaled $490,086 and $498,536 at March 31, 2014 and December 31, 2013, respectively.  Accumulated amortization was $185,894 and $177,445 at March 31, 2014 and December 31, 2013, respectively.  Amortization expense, which is included in interest expense, was $8,450 for the three months ended March 31, 2014 and 2013.  See “Note (13) Long-Term Debt” of this report for additional disclosures related to the Refinery Note.

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

Deferred Revenue.  On February 5, 2014, WBI Energy Midstream, LLC , a Colorado limited liability company (“WBI”) and BDPL entered into an Asset Sale Agreement (the “Purchase Agreement”), whereby BDPL reacquired WBI’s 1/6th interest in the Blue Dolphin Pipeline System, the Galveston Area Block 350 Pipeline and the Omega Pipeline (the “Pipeline Assets”) effective October 31, 2013.  Pursuant to the Purchase Agreement, WBI paid BDPL $100,000 in cash and $850,000 in the form of a cash-backed security bond in exchange for the payment and discharge of any and all payables, claims, and obligations related to the Pipeline Assets.  We recorded $850,000 of deferred revenue in connection with the WBI transaction. Deferred revenue is being recognized on a straight-line basis through December 31, 2018, the expected retirement date of the Pipeline Assets.   See “Note (23) WBI Transaction” of this report for additional disclosures related to WBI.

Tank Storage Rental Revenue. Revenue from tank storage rental and land easement agreements are recorded monthly in accordance with the terms of the related lease agreement and included as other income.  The lessee is invoiced monthly for the amount of rent due for the related period.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards.  See “Note (18) Income Taxes” of this report for further information related to income taxes.

Impairment or Disposal of Long-Lived Assets

In accordance with FASB ASC guidance on accounting for the impairment or disposal of long-lived assets, we initiate a review of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary.

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

Derivatives

We are exposed to commodity prices and other market risks including gains and losses on certain financial assets as a result of our refined petroleum products and crude oil inventory risk management policy.  Under the refined petroleum products and crude oil inventory risk management policy, Genesis uses commodity futures contracts to mitigate the change in value for a portion of our inventory volumes subject to market price fluctuations. The physical volumes are not exchanged and these contracts are net settled with cash. We recognize all commodity hedge positions as either current assets or current liabilities in our consolidated balance sheets and those instruments are measured at fair value. Therefore, changes in the fair value of these commodity hedging instruments are included as income or expense in the period of change in our consolidated statements of operations. Net gains or losses associated with these transactions are recognized within cost of products sold in our consolidated statements of operations using mark-to-market accounting.

Computation of Earnings Per Share

We apply the provisions of FASB ASC guidance for computing earnings per share (“EPS”). The guidance requires the presentation of basic EPS, which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The guidance requires dual presentation of basic EPS and diluted EPS on the face of our unaudited consolidated statements of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the earnings of the entity. For periods in which we have a net loss, we exclude stock options because their effect would be anti-dilutive.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Stock-Based Compensation

In accordance with FASB ASC guidance for stock-based compensation, share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in our consolidated statements of operations over the service period (generally the vesting period).

Treasury Stock

We account for treasury stock under the cost method.  When treasury stock is re-issued, the net change in share price subsequent to acquisition of the treasury stock is recognized as a component of additional paid-in-capital in our consolidated balance sheets.

Business Combinations

We account for acquisitions in accordance with FASB ASC guidance for business combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (i) in-process research and development costs be recorded at fair value as an indefinite-lived intangible asset, (ii) acquisition costs generally be expensed as incurred, (iii) restructuring costs associated with a business combination generally be expensed subsequent to the acquisition date; and (iv) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

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

Reclassification

We have reclassified certain prior year amounts to conform to our 2014 presentation.

New Pronouncements Issued but Not Yet Effective

We have evaluated recent accounting pronouncements that are not yet effective and determined that they do not have a material impact on our consolidated financial statements or disclosures.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(4)	Business Segment Information

We have two reportable business segments: (i) “Refinery Operations” and (ii) “Pipeline Transportation.”  Business activities related to our “Refinery Operations” business segment are conducted at the Nixon Facility.  Business activities related to our “Pipeline Transportation” business segment are primarily conducted in the U.S. Gulf of Mexico through our Pipeline Assets and leasehold interests in oil and gas properties.

Segment financials for the three months ended March 31, 2014 (and at March 31, 2014) were as follows:

	Three Months Ended March 31, 2014
	Segment

	Refinery	Pipeline	Corporate
	Operations	Transportation	and Other	Total
Revenue	$120,376,151	$54,031	$-	$120,430,182
Operation cost(1)(2)(3)	(113,368,578)	(122,510)	(334,729)	(113,825,817)
Other non-interest income	282,516	152,697	-	435,213
EBITDA	$7,290,089	$84,218	$(334,729)

Depletion, depreciation and
amortization				(390,605)
Other expense, net				(252,277)

Income before income taxes				$6,396,696

Capital expenditures	$59,178	$-	$-	$59,178

Identifiable assets(4)	$50,797,212	$3,201,220	$530,368	$54,528,800

(1)	“Refinery operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis. Cost of refined products sold within operation cost includes a realized loss of $54,469 and an unrealized loss of $127,100.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Segment financials for the three months ended March 31, 2013 (and at March 31, 2013) were as follows:

	Three Months Ended March 31, 2013
	Segment

	Refinery	Pipeline	Corporate
	Operations	Transportation	and Other	Total
Revenue	$109,171,507	$73,148	$-	$109,244,655
Operation cost(1)(2)(3)	(109,063,677)	(154,498)	(459,145)	(109,677,320)
Other non-interest income	278,350	-	-	278,350
EBITDA	$386,180	$(81,350)	$(459,145)

Depletion, depreciation and
amortization				(328,788)
Other expense, net				(280,228)

Loss before income taxes				$(763,331)

Capital expenditures	$530,226	$-	$-	$530,226

Identifiable assets(4)	$50,131,322	$1,662,384	$967,906	$52,761,612

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis.  Cost of refined products sold within operation cost includes a realized loss of $36,440 and an unrealized loss of $52,050.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(5)	Prepaid Expenses and Other Current Assets

Prepaid balances consisted of the following:

	March 31,	December 31,
	2014	2013

Prepaid insurance	$138,562	$165,004
Prepaid professional fees	104,000	104,000
Prepaid loan closing fees	-	33,513
Prepaid listing fees	11,250	15,000
Prepaid taxes	9,216	9,216
Unrealized hedging gains	-	6,950
	$263,028	$333,683

(6)	Deposits

Deposit balances consisted of the following:

	March 31,	December 31,
	2014	2013

Utility deposits	$17,750	$10,250
Equipment deposits	-	124,526
Tax bonds	792,000	792,000
Purchase option deposits	-	283,421
Rent deposits	9,463	9,463
	$819,213	$1,219,660

(7)	Inventory

Inventory balances consisted of the following:

	March 31,	December 31,
	2014	2013

Low-sulfur diesel	$231,756	$1,813,662
Naphtha	670,156	804,490
Atmospheric gas oil	527,430	575,919
Jet fuel	2,852,755	1,444,399
LPG mix	95,755	28,888
Crude	19,041	19,041
	$4,396,893	$4,686,399

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(8)	Property, Plant and Equipment, Net

Property and equipment consisted of the following:

	March 31,	December 31,
	2014	2013

Refinery and facilities	$35,852,928	$35,852,928
Pipelines and facilities	2,127,207	1,826,226
Onshore separation and handling facilities	325,435	325,435
Land	577,965	577,965
Other property and equipment	567,813	567,813
	39,451,348	39,150,367

Less: Accumulated depletion, depreciation and amortization	3,407,318	3,016,713
	36,044,030	36,133,654

Construction in Progress	314,189	255,012

Property, Plant and Equipment, Net	$36,358,219	$36,388,666

(9)	Accounts Payable, Related Party

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

With respect to the Nixon Facility, the Management Agreement represents, in effect, an operating agreement that covers all refinery operating expenses with the exception of capital expenditures.  Pursuant to the Management Agreement, for management and operation of the Nixon Facility, LEH receives as compensation: (i) weekly payments from GEL not to exceed $750,000 per month, (ii) reimbursement for certain accounting costs related to the preparation of financial statements of LE not to exceed $50,000 per month, (iii) $0.25 for each barrel processed at the Nixon Facility during the term of the Management Agreement, up to a maximum quantity of 10,000 barrels per day determined on a monthly basis, and (iv) $2.50 for each barrel in excess of 10,000 barrels per day processed at the Nixon Facility during the term of the Management Agreement, determined on a monthly basis. For all other assets, LEH is reimbursed at cost for all reasonable expenses incurred while performing the Services. All compensation owed to LEH under the Management Agreement is to be paid to LEH within 30 days of the end of each calendar month.

The Management Agreement expires upon the earliest to occur of: (a) the date of the termination of the Joint Marketing Agreement, which has an initial term of three years and successive one-year renewals until August 12, 2019 unless sooner terminated by GEL with 180 days prior written notice, (b) August 12, 2015, or (c) upon written notice of either party to the Management Agreement of a material breach of the Management Agreement by the other party.

Aggregate amounts expensed for Services at the Nixon Facility for the three months ended March 31, 2014 and 2013 were $2,955,019 (approximately $2.71 per barrel of throughput) and $2,745,209 (approximately $2.80 per barrel of throughput). At March 31, 2014 and December 31, 2013, the amounts outstanding to LEH to fund our working capital requirements were $3,620,647 and $3,659,340, respectively, and are reflected in accounts payable, related party in our consolidated balance sheets.

See “Note (24) Subsequent Events” on this report for further disclosures related to the Management Agreement.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(10)	Notes Payable

Our notes payable consist of a short-term note for financing services and short-term capital leases, as follows:

	March 31,	December 31,
	2014	2013

Short-Term Note for Financing Costs	$-	$9,379
Short-Term Captial Leases	-	2,505
	$-	$11,884

Short-Term Note for Financing Services.  The balance on a short-term note issued in January 2010 in the amount of $100,000 as payment for financing services was $0 and $9,379 at March 31, 2014 and December 31, 2013, respectively.  The unsecured note, which bore interest at a base rate of 10% and a default rate of 18%, was paid off during the first quarter of 2014.

Short-Term Capital Leases.  The balance on short-term notes under capital lease agreements was $0 and $2,505 at March 31, 2014 and December 31, 2013, respectively.  These capital leases, which had interest rates ranging from 0% to 13.04%, were paid off during the first quarter of 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.  The assets are amortized over the lower of their related lease terms or their estimated productive lives.

(11)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2014	2013

Excise and income taxes payable	$1,037,001	$688,754
Transportation and inspection	138,000	100,000
Property taxes	10,426	-
Insurance	63,238	-
Unrealized hedging loss	120,150	-
Unearned revenue	112,505	302,505
Board of director fees payable	325,000	240,000
Other payable	161,998	269,185
	$1,968,318	$1,600,444

(12)	Asset Retirement Obligations

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
Notes to Consolidated Financial Statements (Unaudited)

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

The following provides a roll-forward of our AROs:

Asset retirment obligations at December 31, 2013	$1,597,661
New asset retirement obligations	300,980
Asset retirement obligation payments/liabilities settled	(127)
Accretion expense	50,802
1,949,316

Less: current portion of asset retirement obligations	108,272

Asset retirement obligations, long-term balance
at March 31, 2014	$1,841,044

On February 5, 2014, WBI and BDPL entered into a Purchase Agreement whereby BDPL reacquired WBI’s 1/6th interest in the Pipeline Assets effective October 31, 2013.  Pursuant to the Purchase Agreement, WBI paid BDPL $100,000 in cash and $850,000 in the form of a cash-backed surety bond in exchange for the payment and discharge of any and all payables, claims, and obligations related to the Pipeline Assets. Once plugging and abandonment work has been completed, the collateral will be released to BDPL.  The WBI transaction resulted in a $300,980 increase in our AROs related to the Pipeline Assets, which represents the fair value of the liability, and increased accretion expense throughout the remaining useful life of the pipelines.   See “Note (23) WBI Transaction” of this report for additional disclosures related to WBI.

For the three months ended March 31, 2014, we recognized $0 in abandonment expense related to our oil and gas properties.  For the three months ended March 31, 2013, we recognized $27,451 in abandonment expense for AROs associated with our HI-A7 oil and gas property. We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

(13)	Long-Term Debt

Our long-term debt consists of notes payable and construction financing, as follows:

	March 31,	December 31,
	2014	2013

Refinery Note	$8,958,892	$9,057,937
Notre Dame Debt	1,300,000	1,300,000
Construction and Funding Agreement	579,259	5,747,330
	10,838,151	16,105,267
Less: Current portion of long-term debt	1,000,922	2,215,918
	$9,837,229	$13,889,349

Refinery Note.   The Refinery Note accrues interest at a rate of prime plus 2.25% (effective rate of 5.50% at March 31, 2014) and has a maturity date of October 1, 2028 (the “Maturity Date”).  LE’s obligations under the Refinery Note are secured by a Deed of Trust (the “Deed of Trust”) of even date with the Loan Agreement.  The Refinery Note is further secured by a Security Agreement (the “Security Agreement” and, together with the Loan Agreement, the Refinery Note and Deed of Trust, the “Refinery Loan Documents”) also of even date with the Refinery Note, which Security Agreement covers various items of collateral including a first lien on the Nixon Facility and general assets of LE.  The principal balance outstanding on the Refinery Note was $8,958,892 and $9,057,937 at March 31, 2014 and December 31, 2013, respectively.  Interest was accrued on the Refinery Note in the amount of $41,205 and $40,132 at March 31, 2014 and December 31, 2013, respectively.  See “Note (1) Organization – Operating Risks” of this report for additional disclosures related to the Refinery Note.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Loan Agreement has two financial covenants relating to a current ratio and debt-to-worth.  As of March 31, 2014, we were in violation of the current ratio covenant. However, as of December 31, 2013, we obtained a waiver related to the financial covenants effective through December 31, 2014.   We expect to be in compliance with the financial covenants upon termination of the waiver period.  Accordingly, the Refinery Note has been classified as long-term on our consolidated balance sheets.

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

Construction and Funding Agreement. In August 2011, Milam committed funding for the completion of the Nixon Facility’s refurbishment and start-up operations.  Payments under the Construction and Funding Agreement began in the first quarter of 2012.  All amounts advanced under the Construction and Funding Agreement bear interest at a rate of 6% annually.  The principal balance outstanding on the Construction and Funding Agreement was $579,259 and $5,747,330 at March 31, 2014 and December 31, 2013, respectively. Interest was accrued on the Construction and Funding Agreement in the amount of $0 and $700,597 at March 31, 2014 and December 31, 2013, respectively.  There are no financial covenants associated with this obligation.

See “Note (22) Commitments and Contingencies” of this report for additional disclosures related to amendments and/or modifications to the Crude Supply Agreement, Construction and Funding Agreement and Joint Marketing Agreement.

Notre Dame Debt.  LE entered into a loan with Notre Dame Investors, Inc. as evidenced by that certain promissory note in the original principal amount of $8,000,000, which is currently held by John Kissick (the “Notre Dame Debt”). The Notre Dame Debt accrues interest at a rate of 16% and is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the Nixon Facility and general assets of LE.  The principal balance outstanding on the Notre Dame Debt was $1,300,000 at March 31, 2014 and December 31, 2013.  Interest was accrued on the Notre Dame Debt in the amount of $1,118,072 and $1,066,784 at March 31, 2014 and December 31, 2013, respectively.  There are no financial covenants associated with the Notre Dame Debt.  The due date of the Notre Dame Debt was extended to July 1, 2015.

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

Pursuant to a First Amendment to Promissory Note made effective July 1, 2013, the Notre Dame Debt was amended as follows:  (i) the annual interest rate on the unpaid balance was set to 16% and (ii) the final maturity became July 1, 2015.

(14)	Stock Options

Blue Dolphin’s Board established a 2000 Stock Incentive Plan (the “Plan”) on April 14, 2000 and the Plan was subsequently approved by Blue Dolphin’s stockholders on May 18, 2000.  The Plan offered incentive awards to employees, including officers (whether or not they are directors), consultants and non-employee directors. The Plan has undergone several amendments, as follows:  (i) Amendment No. 1 -- effective March 19, 2003 and ratified by Blue Dolphin’s stockholders on May 21, 2003 to increase the common stock available for issuance under the Plan from 500,000 shares to 650,000 shares, (ii) Amendment No. 2 -- effective April 5, 2007 and ratified by Blue Dolphin’s stockholders effective May 30, 2007 to increase the common stock available for issuance under the Plan from 650,000 shares to 1,200,000 shares, (iii) Amendment No. 3 -- effective July 16, 2010, Blue Dolphin’s stockholders approved a 1-for-7 reverse-stock-split of its common stock, which reduced the number of shares of common stock available for issuance under the Plan from 1,200,000 shares to 171,128 shares, (iv) Amendment No. 4 -- effective January 27, 2012, Blue Dolphin’s stockholders approved an amendment to the Plan to change the expiration date of the Plan from 10 to 20 years (to April 14, 2020), as well as increase the aggregate number of common stock available for issuance under the Plan from 171,128 shares to 1,000,000 shares.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Although the Compensation Committee of the Board of Directors (the “Board”) approved continuation of the Plan following Blue Dolphin’s reverse merger with LE in 2012, pursuant to the Management Agreement, all employees of Blue Dolphin became employees of LEH effective February 15, 2012.  As a result, with the exception of options outstanding for Ivar Siem, options outstanding for Blue Dolphin employees were cancelled 90 days following the effective date of the Management Agreement.  All of Mr. Siem’s options expired in October 2013.

For the three months ended March 31, 2014 and 2013 there were no stock options granted under the Plan.  For the three months ended March 31, 2014 and 2013, we recognized no compensation expense for vested stock options.

At March 31, 2014, there were no options outstanding, no options exercisable or no shares of common stock reserved for issuance under the Plan.  As of March 31, 2014, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan.

(15)	Treasury Stock

During the three months ended March 31, 2013, BDEX completed a non-cash transaction to dispose of its 7% undivided working interest in an oil property located in Indonesia (“Indonesia”) pursuant to a Sale and Purchase Agreement with Blue Sky Langsa, Ltd. (“Blue Sky”) dated November 6, 2012.   Blue Sky’s consideration to BDEX for Indonesia was 150,000 shares of Common Stock, which represented a recovery of a significant portion of the 342,857 shares of Common Stock BDEX paid Blue Sky to acquire Indonesia in 2010. We are holding the 150,000 shares acquired from Blue Sky as treasury stock.  As of March 31, 2014 and December 31, 2013, we had 150,000 shares of treasury stock.

(16)	Concentration of Risk

Significant Customers.  Customers of our refined petroleum products include distributors, wholesalers and refineries primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area).  We have bulk term contracts, including month-to-month, six month and up to five year terms, in place with most of our customers.  Certain of our contracts require us to sell fixed quantities and/or minimum quantities and many of these arrangements are subject to periodic renegotiation, which could result in us receiving higher or lower relative prices for our refined petroleum products.  See “Note (2) Basis of Presentation” of this report for additional disclosures related to significant customers.

Sales by Product. All of our refined petroleum products are currently sold in the United States. The following table summarizes the percentages of all refined petroleum products sales to total sales:

	Three Months Ended March 31,
	2014	2013

Low-sulfur diesel	32.2%	49.7%
Naphtha	23.9%	26.0%
Atmospheric gas oil	27.1%	24.1%
LPG mix	0.1%	0.0%
Reduced crude	0.0%	0.2%
Jet fuel	16.7%	0.0%

	100.0%	100.0%

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

(17)	Leases

We are currently under a ten-year lease agreement that expires in 2017 for office space in downtown Houston, Texas. The Houston office serves as our company headquarters. The current minimum payment is $9,685 per month.  The office lease agreement provides for periodic rent escalations or rent holidays over the term of the lease, which is recognized on a straight-line basis.   For the three months ended March 31, 2014 and 2013, rent expense for the office lease was $25,829 and $29,041, respectively.

(18)	Income Taxes

LE is a limited liability company and, prior to our reverse merger with LE on February 15, 2012, LE’s taxable income or net operating losses (“NOLs”) flowed through to its sole member for federal and state income tax purposes. Blue Dolphin is a “C” corporation and is a taxable entity for federal and state income tax purposes. As a result of the reverse merger, LE became a subsidiary of Blue Dolphin and LE’s taxable income or loss flowed through to Blue Dolphin for federal and state income tax purposes.

Section 382 of the Internal Revenue Code imposes a limitation on the use of Blue Dolphin’s NOLs generated prior to the reverse merger.  The amount of NOLs subject to such limitation is approximately $18.8 million, of which approximately $1.9 million is projected to be utilized during the three months ended March 31, 2014.  NOLs generated subsequent to the reverse merger through December 31, 2013 of approximately $11.7 million are not subject to any such limitation. Approximately $4.1 million of the post-merger NOLs are projected to be utilized during the three months ended March 31, 2014.  For the three months ended March 31, 2014, we did not recognize any deferred tax assets resulting from our NOLs due to the uncertainty of their use.

For the three months ended March 31, 2014 and 2013, income tax expense was $202,423 and $0, respectively. Income tax expense related to state and federal income tax.  The federal income tax generated of $120,552 was the result of a valuation allowance on the alternative minimum tax deferred tax asset.  The State of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin revenue to replace the state of Texas’ prior franchise tax structure. Although TMT is imposed on an entity’s gross profit revenue rather than on its net income, certain aspects of TMT make it similar to an income tax.  At March 31, 2014, we accrued $81,871 in TMT.

(19)	Earnings Per Share

The following table provides reconciliation between basic and diluted income (loss) per share:

	Three Months Ended
	March 31,
	2014	2013

Net income (loss)	$6,194,273	$(763,331)

Basic and diluted income (loss) per share	$0.59	$(0.07)

Basic and Diluted
Weighted average number of shares of common stock
outstanding and potential dilutive shares of common stock	10,430,973	10,510,334

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the three months ended March 31, 2014 excluded stock options as there were no stock options outstanding under the Plan.  Diluted EPS for the three months ended March 31, 2013 excludes stock options as they would be anti-dilutive

(20)	Fair Value Measurement

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

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair values at March 31, 2014 and December 31, 2013 due to their short-term maturities. The fair value of our long-term debt and short-term notes payable at March 31, 2014 and December 31, 2013 was $10,838,151 and $16,117,151, respectively. The fair value of our debt was determined using a Level 3 hierarchy.

The following table represents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and the basis for that measurement:

		Fair Value Measurement at March 31, 2014 Using
Financial assets:	Carrying Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$(120,150)	$(120,150)	$-	$-

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurement at December 31, 2013 Using
Financial assets:	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$6,950	$6,950	$-	$-

Carrying amounts of commodity contracts executed by Genesis are reflected as other current assets or other current liabilities in our consolidated balance sheets.

(21)	Refined Petroleum Products and Crude Oil Inventory Risk Management

Under our refined petroleum products and crude oil inventory risk management policy, Genesis may, but is not required to, use commodity futures contracts to mitigate the change in value for a portion of our inventory volumes subject to market price fluctuations in our inventory. The physical volumes are not exchanged, and these contracts are net settled by Genesis with cash.

The fair value of these contracts is reflected in our consolidated balance sheets and the related net gain or loss is recorded within cost of refined petroleum products sold in our consolidated statements of operations. Quoted prices for identical assets or liabilities in active markets (Level 1) are considered to determine the fair values for the purpose of marking to market the financial instruments at each period end.

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

As of March 31, 2014, we had the following obligations based on futures contracts of refined petroleum products and crude oil that were entered into as economic hedges through Genesis. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in barrels):

	Notional Contract Volumes by Year of Maturity
Inventory positions (futures):	2014	2015	2016

Refined petroleum products and crude oil - net short positions	45,000	-	-

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the location and fair value amounts of derivative instruments that are reported in our consolidated balance sheets at March 31, 2014 and December 31, 2013:

		Fair Value
		March 31,	December 31,
Asset Derivatives	Balance Sheets Location	2014	2013

Commodity contracts	Prepaid expenses and other current assets (accrued expenses and other current liabilities)	$ (120,150)	$ 6,950

The following table provides the effect of derivative instruments in our consolidated statements of operations for the three months ended March 31, 2014 and 2013:

		Loss Recognized
		Three Months Ended
		March 31,
Derivatives	Statements of Operations Location	2014	2013

Commodity contracts	Cost of refined products sold	$127,100	$52,050

(22)	Commitments and Contingencies

Management Agreement

See “Note (9) Accounts Payable, Related Party” and “Note (24) Subsequent Events” of this report for additional disclosures related to the Management Agreement.

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
Notes to Consolidated Financial Statements (Unaudited)

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
Notes to Consolidated Financial Statements (Unaudited)

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

As of March 31, 2014, total advances under the Construction and Funding Agreement, including Deficit Amounts, were $579,259.  As of March 31, 2014, pursuant to amendments and clarifications to the Joint Marketing Agreement, the net Deficit Amount included in our obligation amount under the Construction and Funding Agreement was $0.

Sales Commitments

We have a sales commitment with a significant customer to sell Non-Road, Locomotive and Marine Diesel fuel (“NRLM”) at a market based price less a fixed margin.  The agreement allows the customer to purchase 80% of the NRLM that we produce and requires us to sell a minimum of 2,380,000 barrels through December 31, 2017. We have sold more than 2,000,000 barrels to date under this agreement.  Subsequent to the balance sheet date, we amended the agreement with the customer to begin selling oil based mud blend stock effective June 1, 2014, instead of NRLM, at a market based price less a fixed margin.  Under the amended agreement, the customer must purchase 80% of the oil based mud blend stock that we produce or 100% if our monthly production is less than 2,625 barrels per day. We plan to produce the oil based mud blend stock as of June 1, 2014 to meet this contractual requirement.

Master Easement Agreement - BDPL and FLNG Land

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

If FLNG elects to make the Second Payment, then on or before the first anniversary of the Commencement Date through the greater of: (i) the fifth anniversary of said date or (ii) the date on which the third of FLNG’s planned liquefaction pre-treatment train facilities has reached completion sufficient to permit its start-up and initial operational testing, FLNG shall make annual payments of $500,000 (“the Annual Payments”) to BDPL. Upon delivery of the Initial Payment, Second Payment, and each of the remaining Annual Payments, the Easements shall be fully paid for by FLNG.  One year after the final Annual Payment is made, FLNG will begin paying to BDPL  annual payments of $10,000 for so long as FLNG desires to use the Access Easement.  The terms of the Easements are perpetual, unless terminated by FLNG prior to the Commencement Date or if FLNG elects to permanently cease use of the Access Easement or Pipeline Easement, as applicable.

Supplemental Pipeline Bonds

On February 5, 2014, WBI and BDPL entered into Purchase Agreement whereby BDPL reacquired WBI’s 1/6th interest in the Pipeline Assets effective October 31, 2013.  Pursuant to the Purchase Agreement, WBI paid BDPL $100,000 in cash and $850,000 in the form of a cash-backed surety bond in exchange for the payment and discharge of any and all payables, claims, and obligations related to the Pipeline Assets.  The bond increased the collateral held by a surety company relating to supplemental pipeline bonds issued on behalf of BDPL to satisfy the bonding requirements of the Bureau of Ocean Energy Management.  These supplemental pipeline bonds are intended to secure the performance of BDPL’s plugging and abandonment obligations with respect to pipeline segments in federal waters of the U.S. Gulf of Mexico.  Once plugging and abandonment work has been completed, the collateral will be released to BDPL.

LTRI Option

In June 2012, we purchased an exclusive option from LEH to acquire all of the issued and outstanding membership interests of Lazarus Texas Refinery I, LLC (“LTRI”), a Delaware limited liability company and a wholly-owned subsidiary of LEH.  LTRI’s assets include a refinery, located on a 104 acre site in Ingleside, San Patricio County, Texas (the “Ingleside Refinery”).  The Ingleside Refinery consists of crude oil and condensate processing equipment, pipeline connections, trucking terminals and related storage, storage tanks, a barge dock and receiving facility, pipelines, equipment, related loading and unloading facilities and utilities.  The LTRI Option expired on December 31, 2013, and the deposit we paid was applied to the outstanding balance of accounts payable, related party.  The parties have endeavored to negotiate a transaction that is fair and in the best interest of our stockholders.  However, there can be no assurance that the parties will reach agreeable terms or finalize a transaction for the acquisition of LTRI.

LED Option

In connection with the reverse merger with LE in 2012, we purchased an exclusive option from LEH to acquire all of the issued and outstanding membership interests of Lazarus Energy Development, LLC (“LED”), a Delaware limited liability company and a wholly-owned subsidiary of LEH.  LED owns approximately 46 acres of real property, which is located adjacent to the Nixon Facility in Nixon, Wilson County, Texas.   The LED Option expired on December 31, 2013, and the deposit we paid was applied to the outstanding balance of accounts payable, related party.  The parties have endeavored to negotiate a transaction that is fair and in the best interest of our stockholders.  However, there can be no assurance that the parties will reach agreeable terms or finalize a transaction for the acquisition of LED.

Legal Matters

From time to time we are subject to various lawsuits, claims, mechanics liens and administrative proceedings that arise out of the normal course of business. Management does not believe that the liens, if any, will have a material adverse effect on our results of operations.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(23)	WBI Transaction

On February 5, 2014, WBI and BDPL entered into a Purchase Agreement whereby BDPL reacquired WBI’s 1/6th interest in the Pipeline Assets effective October 31, 2013.  Pursuant to the Purchase Agreement, WBI paid BDPL $100,000 in cash and $850,000 in the form of a cash-backed surety bond in exchange for the payment and discharge of any and all payables, claims, and obligations related to the Pipeline Assets.  Once plugging and abandonment work has been completed, the collateral will be released to BDPL.

We recorded $850,000 of deferred revenue in connection with the WBI transaction. Deferred revenue is being recognized on a straight-line basis through December 31, 2018, the expected retirement date of the Pipeline Assets. The WBI transaction resulted in a $300,980 increase in our AROs related to the Pipeline Assets, which represents the fair value of the liability, and increased accretion expense throughout the remaining useful life of the pipelines.

(24)	Subsequent Events

On May 2, 2014, LRM entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Sovereign Bank, a Texas state bank, providing for a credit facility to be made to LRM in the aggregate sum of $2.0 million (the “Credit Facility”).  The proceeds of the Credit Facility will be used primarily to finance cost associated with refurbishment of the naphtha stabilizer and depropanizer units at the Nixon Facility.  The Credit Facility carries a twelve month term and a fixed interest rate of 6.00%.  The Credit Facility contains representations and warranties, affirmative, restrictive, and financial covenants, and events of default which are customary for credit facilities of this type.  The Credit Facility is secured by certain assets of LRM, as well as assets of LEH and its affiliates. In addition, the repayment of funds borrowed and interest accrued under the Credit Facility is personally guaranteed by Jonathan Carroll, Chief Executive Officer and President of Blue Dolphin and majority owner of LEH.

On May 12, 2014, the Management Agreement was amended by: (i) extending the term to August 12, 2015, and (ii) changing the name of the agreement from “Management Agreement” to “Operating Agreement.”  All references to the Management Agreement herein shall mean the “Operating Agreement.”

Remainder of Page Intentionally Left Blank

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the risk factors, unaudited consolidated financial statements and notes included hereto, as well as the audited consolidated financial statements and notes thereto included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).  In this document, the words “Blue Dolphin,” “we,” “us” and “our” refer to Blue Dolphin Energy Company and its subsidiaries.

Forward Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements.

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

●	the effects of Genesis’ hedging of our refined petroleum products and crude oil inventory and exposure to the risks associated with volatile crude oil prices;
●	retention of key personnel;
●	insurance coverage that may be inadequate or expensive;
●	our potential reorganization from a publicly traded “C” corporation to a publicly traded master limited partnership;
●	performance of third-party operators for our oil and gas properties;
●	costs and collateral associated with abandonment of our pipelines and oil and gas properties; and
●	changes in and compliance with taxes, which could adversely affect our performance.

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

Company Overview

Blue Dolphin Energy Company (www.blue-dolphin-energy.com), a Delaware corporation (referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “BDEC,” “we,” “us” and “our”) was formed in 1986 as a holding company. We conduct substantially all of our operations through our wholly-owned subsidiaries.  We are primarily an independent refiner and marketer of petroleum products.  Our primary asset is a 56-acre crude oil and condensate processing facility, which is located in Nixon, Wilson County, Texas (the “Nixon Facility”).  Operations at the Nixon Facility also involve the storage and terminaling of petroleum under third-party lease agreements.  We also own and operate pipeline assets and have leasehold interests in oil and gas properties, which are considered non-core to our business.

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

Pipeline Transportation

Our pipeline transportation operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines in the U.S. Gulf of Mexico. Producers and shippers are charged a fee based on anticipated throughput volumes.  Our pipeline transportation operations represented less than 1% of total revenue for the three months ended March 31, 2014 and 2013.

Oil and Gas Exploration and Production

Our oil and gas exploration and production assets, which include leasehold interests in properties in the U.S. Gulf of Mexico, were uneconomic for the three months ended March 31, 2014 and 2013 as a result of leases being relinquished and fields being shut-in by operators. Our oil and gas exploration and production operations represented less than 1% of total revenue for the three months ended March 31, 2014 and 2013.

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

Options to Purchase Assets

 LTRI Option – In June 2012, we purchased an exclusive option from LEH to acquire all of the issued and outstanding membership interests of Lazarus Texas Refinery I, LLC (“LTRI”), a Delaware limited liability company and a wholly-owned subsidiary of LEH.  LTRI’s assets include a refinery, located on a 104 acre site in Ingleside, San Patricio County, Texas (the “Ingleside Refinery”).  The Ingleside Refinery consists of crude oil and condensate processing equipment, pipeline connections, trucking terminals and related storage, storage tanks, a barge dock and receiving facility, pipelines, equipment, related loading and unloading facilities and utilities.  The LTRI Option expired on December 31, 2013, and the deposit we paid was applied to the outstanding balance of accounts payable, related party.  The parties have endeavored to negotiate a transaction that is fair and in the best interest of our stockholders.  However, there can be no assurance that the parties will reach agreeable terms or finalize a transaction for the acquisition of LTRI.

●
 LED Option – In connection with the LE Acquisition, we purchased an exclusive option from LEH to acquire all of the issued and outstanding membership interests of Lazarus Energy Development, LLC (“LED”), a Delaware limited liability company and a wholly-owned subsidiary of LEH.  LED owns approximately 46 acres of real property, which is located adjacent to the Nixon Facility in Nixon, Wilson County, Texas.   The LED Option expired on December 31, 2013, and the deposit we paid was applied to the outstanding balance of accounts payable, related party.  The parties have endeavored to negotiate a transaction that is fair and in the best interest of our stockholders.  However, there can be no assurance that the parties will reach agreeable terms or finalize a transaction for the acquisition of LED.

Remainder of Page Intentionally Left Blank

Key Operating Statistics

Key operational statistics for our core business segment, refinery operations, were as follows:

	Three Months Ended March 31,
	2014	2013

Nixon Facility

Operating days	90	85

Total refinery throughput(1)
bbls	1,092,007	978,805
bpd	12,133	11,515
Capacity utilization rate	81%	77%

Total refinery production
bbls	1,073,638	958,306
bpd	11,929	11,274
Capacity utilization rate	80%	75%

_____________________________
(1)	Total refinery throughput includes crude oil and condensate and other feedstocks.

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

As of March 31, 2014, total advances under the Construction and Funding Agreement, including Deficit Amounts, were $579,259.  As of March 31, 2014, pursuant to amendments and clarifications to the Joint Marketing Agreement, the net Deficit Amount included in our obligation amount under the Construction and Funding Agreement was $0.

Results of Operations

Three Months Ended March 31, 2014 (the "Current Period") Compared to Three Months Ended March 31, 2013 (the "Prior Period").

The Nixon Facility, which was refurbished and began operations in February 2012, has been operating for approximately two years.  The Nixon Facility operated for a total of 90 days at 81% of operating capacity during the Current Period. The Nixon Facility operated for a total of 85 days at 77% of operating capacity during the Prior Period.

Summary. For the Current Period, we reported net income of $6,194,273, or an income of $0.59 per share, compared to a net loss of $763,331, or a loss of $0.07 per share, for the Prior Period.  The net income in the Current Period was primarily attributable to improved product mix related to jet fuel production and favorable refining margins.  The Nixon Facility operated for 5 more days and had an increase in both total refinery production and total refinery throughput of approximately 12% in the Current Period compared to the Prior Period.

The safe and reliable operation of the Nixon Facility is key to our financial performance and results of operations.  Downtime may result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.  The Nixon Facility experienced no calendar days of downtime in the Current Period compared to 5 calendar days of downtime in the Prior Period for a scheduled maintenance turnaround.

Total Revenue from Operations. For the Current Period, we had total revenue from operations of $120,430,182 compared to total revenue from operations of $109,244,655 for the Prior Period.   The approximate 10% increase in total revenue from operations was primarily the result of increased total refinery throughput of approximately 12% in the Current Period compared to the Prior Period. Substantially all of our revenue in the Current Period came from refined product sales, which generated revenue of $120,376,151, or more than 99% of total revenue from operations, compared to $109,171,507, or more than 99% of total revenue from operations, in the Prior Period.

Cost of Refined Products Sold. Cost of refined petroleum products sold was $110,415,607 for the Current Period compared to $106,322,661 for the Prior Period.  The nearly 4% increase in cost of refined products sold was primarily the result of an increase in the volume of refined products sold.

Refinery Operating Expenses. We recorded refinery operating expenses of $2,955,019 in the Current Period, all of which were for services provided to us by LEH to manage and operate Blue Dolphin’s assets pursuant to the Management Agreement with LEH.  For the Prior Period, we recorded refinery operating expenses of $2,745,209.  The more than 7% increase in refinery operating expenses in the Current Period compared to the Prior Period was primarily the result of a 12% increase in total refinery production.  See “Part I, Item 1. Financial Statements - Note (9), Accounts Payable, Related Party” and “Note (24) Subsequent Events” of this report for additional disclosures related to the Management Agreement.

General and Administrative Expenses. We incurred general and administrative expenses of $369,484 in the Current Period compared to $484,564 in the Prior Period.  The nearly 24% decrease in general and administrative expenses in the Current Period compared to the Prior Period was primarily related to lower consulting, legal and audit expenses.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $390,605 in the Current Period compared to $328,788 in the Prior Period.  The approximate 19% increase in depletion, depreciation and amortization expenses for the Current Period compared to the Prior Period primarily related to depreciable refinery assets placed in service.

Abandonment Expense. We recognized no abandonment expense in the Current Period compared to $27,451 in the Prior Period.  Abandonment expense in the Prior Period primarily related to plugging and abandonment costs associated with our High Island A-7 oil and gas property.  We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

Other Income. We recognized $407,516 in net tank rental and easement revenue in the Current Period compared to $278,350 in the Prior Period.  The more than 46% increase in net tank rental and easement revenue in the Current Period compared to the Prior Period was primarily a result of fees received from FLNG Land, II, Inc., a Delaware corporation (“FLNG”), pursuant to a Master Easement Agreement whereby BDPL is providing FLNG with free and uninterrupted pedestrian and vehicular ingress and egress to and from State Highway 332, across the certain property of BDPL to certain property of FLNG.

Remainder of Page Intentionally Left Blank

Earnings Before Interest, Income Taxes and Depreciation (“EBITDA”)

We have two reportable business segments: (i) “Refinery Operations” and (ii) “Pipeline Transportation.”  Business activities related to our “Refinery Operations” business segment are conducted at the Nixon Facility.  Business activities related to our “Pipeline Transportation” business segment are primarily conducted in the U.S. Gulf of Mexico through our Pipeline Assets and leasehold interests in oil and gas properties.  We have reclassified certain prior year amounts to conform to our 2014 presentation.

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

Following is a reconciliation of EBITDA by business segment for the three months ended March 31, 2014 (and at March 31, 2014) and the three months ended March 31, 2013 (and at March 31, 2013):

	Three Months Ended March 31, 2014
	Segment

	Refinery	Pipeline	Corporate
	Operations	Transportation	and Other	Total
Revenue	$120,376,151	$54,031	$-	$120,430,182
Operation cost(1)(2)(3)	(113,368,578)	(122,510)	(334,729)	(113,825,817)
Other non-interest income	282,516	152,697	-	435,213
EBITDA	$7,290,089	$84,218	$(334,729)	$7,039,578

Depletion, depreciation and
amortization				(390,605)
Other expense, net				(252,277)

Income before income taxes				$6,396,696

Capital expenditures	$59,178	$-	$-	$59,178

Identifiable assets(4)	$50,797,212	$3,201,220	$813,789	$54,812,221

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis.  Cost of refined products sold within operation cost includes a realized loss of $54,469 and an unrealized loss of $127,100.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

	Three Months Ended March 31, 2013
	Segment

	Refinery	Pipeline	Corporate
	Operations	Transportation	and Other	Total
Revenue	$109,171,507	$73,148	$-	$109,244,655
Operation cost(1)(2)(3)	(109,063,677)	(154,498)	(459,145)	(109,677,320)
Other non-interest income	278,350	-	-	278,350
EBITDA	$386,180	$(81,350)	$(459,145)	$(154,315)

Depletion, depreciation and
amortization				(328,788)
Other expense, net				(280,228)

Loss before income taxes				$(763,331)

Capital expenditures	$530,226	$-	$-	$530,226

Identifiable assets(4)	$50,131,322	$1,662,384	$967,906	$52,761,612

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory, which are executed by Genesis.  Cost of refined products sold within operation cost includes a realized loss of $36,440 and an unrealized loss of $52,050.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

Critical Accounting Policies

Long Lived Assets.

Refinery and Facilities. Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance, including maintenance turnarounds, are expensed as incurred and included in the Management Agreement and covered by LEH (see “Part I, Item 1. Financial Statements – Note (9) Accounts Payable, Related Party” and “Note (24) Subsequent Events” of this report for additional disclosures related to the Management Agreement). Management expects to continue making improvements to the Nixon Facility based on technological advances.

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

Management has evaluated the FASB ASC guidance related to asset retirement obligations (“AROs”) for our refinery and facilities. Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities. Further, management believes that these assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the three months ended March 31, 2014 and 2013.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis. Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Our U.S. Gulf of Mexico oil and gas properties were uneconomical for the three months ended March 31, 2014 and 2013 due to leases expiring and wells being shut-in by operators.

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

Other Intangible Assets. We recognized trade name in connection with our reverse merger with LE in 2012. We have determined our trade name to have an indefinite useful life. We account for other intangible assets under FASB ASC guidance related to intangibles, goodwill and other. Under the guidance, intangible assets with indefinite lives are tested annually for impairment. Management performed its regular annual impairment testing of trade name in the fourth quarter of 2013 following FASB ASC guidance for determining impairment. Upon completion of that testing, we determined that no impairment was necessary as of December 31, 2013.

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

Revenue from tank storage rental and land easement agreements are recorded monthly in accordance with the terms of the related lease agreement and included as other income. The lessee is invoiced monthly for the amount of rent due for the related period.

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

Income Taxes.  We account for income taxes under FASB ASC guidance related to income taxes, which requires recognition of income taxes based on amounts payable with respect to the current year and the effects of deferred taxes for the expected future tax consequences of events that have been included in our financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

Recently Adopted Accounting Guidance

The guidance issued by the FASB during the three months ended March 31, 2014 is not expected to have a material effect on our consolidated financial statements.

Remainder of Page Intentionally Left Blank

Liquidity and Capital Resources

Sources and Uses of Cash.

	For Three Months Ended March 31,
	2014	2013

Cash flow from operations
Adjusted income (loss) from continuing operations	$6,771,230	$(261,966)
Change in assets and current liabilities	(1,571,892)	515,671

Total cash flow from operations	5,199,338	253,705

Cash inflows (outflows)
Payments on long term debt	(5,267,116)	(60,876)
Capital expenditures	(59,178)	(530,226)
Proceeds from notes payable	-	15,032
Payments on note payble	(11,884)	(10,472)

Total cash outflows	(5,338,178)	(586,542)

Total change in cash flows	$(138,840)	$(332,837)

At March 31, 2014, our available cash was $295,877.  We are currently relying on our profit share, GEL and LEH to fund our working capital requirements. During months in which we receive no profit share distribution, GEL and/or LEH may, but are not required to, fund our operating losses. At March 31, 2014, the Deficit Amount financed by GEL was $0 and the working capital amount funded by LEH was $3,620,647.  For months in which GEL finances Deficit Amounts, LE does not receive any of its profit share until the Deficit Amounts have been repaid.

We are dedicated to maintaining safe, efficient and reliable refinery operations, improving liquidity and profitability, and focusing on safety and environmental stewardship.   In 2014, we plan to: (i) improve process safety management (“PSM”) standards and develop a PSM program at the Nixon Facility, which is designed to address all aspects of OSHA guidelines for developing and maintaining a comprehensive PSM program, (ii) significantly increase our production of jet fuel, and (iii) continue with refurbishment of key components of the Nixon Facility, including the naphtha stabilizer and depropanizer units, which we anticipate will improve the overall quality of the naphtha that we produce, allow higher recovery of lighter products that can be sold as a liquefied petroleum gas (“LPG”) mix, and increase the amount of throughput that can be processed by the Nixon Facility.

We believe that our operational strategy will be sufficient to support our operations over the next 12 months.  However, our efforts depend on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit and financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors beyond our control.  There can be no assurance that our operational strategy will achieve the anticipated outcomes, or that GEL and/or LEH will continue to fund our working capital requirements during months in which we have operational losses.  In the event our operational strategy is not successful, or our working capital requirements are not funded by our profit share, GEL, or LEH, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.  See “Part I, Item 1A. Risk Factors” in our Annual Report for risk factors related to working capital, liquidity and Nixon Facility downtime.

For the Current Period, we experienced positive cash flow from operations of $5,199,338.  For the Prior Period, we experienced positive cash flow from operations of $253,705. This represented an increase in cash flow from operations of $4,945,633 for the Current Period compared to the Prior Period, which was primarily due to profitability.

Payments on long-term debt in the Current Period and Prior Period totaled $5,267,116 and $60,876, respectively, which represented an increase in long-term debt payments of $5,206,240 for the comparable periods.

Capital expenditures in the Current Period and Prior Period totaled $59,178 and $530,226, respectively, which primarily related to investments in the Nixon Facility.  We expect to fund additional capital expenditures at the Nixon Facility primarily through the Construction and Funding Agreement, cash from operations or other borrowings. The principal balance owed to Milam under the Construction and Funding Agreement was $579,259 and $5,747,330, including Deficit Amounts, at March 31, 2014 and December 31, 2013, respectively.

We continue to work with our vendors to bring our outstanding accounts payable current as expeditiously as possible. In the event that our efforts are not successful, we will experience a significant and material adverse effect on our continuing operations, liquidity and financial condition.

Our U.S. Gulf of Mexico oil and gas properties were uneconomic for the three months ended March 31, 2014 and 2013 as a result of leases expiring and wells being shut-in by operators.  We recognized no abandonment expense in the Current Period compared to $27,451 in the Prior Period.  Abandonment expense in the Prior Period primarily related to plugging and abandonment costs associated with our High Island A-7 oil and gas property.  We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

The principal balance outstanding on the Refinery Note was $8,958,892 and $9,057,937 at March 31, 2014 and December 31, 2013, respectively. On June 1, 2013, AFNB and LE agreed to amend the Refinery Note (the “Note Modification Agreement”).  Pursuant to the Note Modification Agreement, the monthly principal and interest payment due under the Refinery Note is $75,310.

The principal balance outstanding on the Notre Dame Debt was $1,300,000 at March 31, 2014 and December 31, 2013. There are no financial covenants associated with this debt.

See “Part I, Item 1. Financial Statements - Note (13) Long-Term Debt” of this report for additional disclosures related to our long-term debt obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. We are exposed to market price risk related to our refined petroleum products and crude oil inventory. The spread between crude oil and refined product prices is the primary factor affecting our operations, liquidity and financial condition. Our crude acquisition costs and refined petroleum products sales prices depend on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, and other refined petroleum products. Supply and demand for these products depend, among other things, on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; availability of imports and exports; marketing of competitive fuels; and government regulation.

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

Interest Rate Risk. We are exposed to interest rate volatility with regard to existing variable rate debt tied to movements in the U.S. prime rate. At March 31, 2014, we had $8,958,892 of variable interest debt with a weighted average interest rate of approximately 5.50%.  At March 31, 2014, we performed a sensitivity analysis to determine the impact of an increase in interest rates. Based on this sensitivity analysis, we determined that an increase of 1% in our average floating interest rates at March 31, 2014 would increase interest expense by approximately $89,586 per year.

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

Based on that evaluation, our Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.   Our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), require us to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are subject to various lawsuits, claims, liens and administrative proceedings that arise out of the normal course of business. Vendors have placed mechanic’s liens on the Nixon Facility as protection during construction activities. Management does not believe that such liens have a material adverse effect on our results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).  These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  Except for the addition below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report.

We may be required to post additional collateral in order to satisfy the collateral requirements related to the surety bonds that secure our plugging and abandonment obligations for our pipelines.

We are currently subject to the bonding or security requirements of BOEM for plugging and abandonment obligations for certain of our pipeline segments in federal waters in the U.S. Gulf of Mexico. Failure to post the requisite bonds or otherwise satisfy the BOEM’s security requirements could have an adverse effect on our ability to operate in the U.S. Gulf of Mexico. We engage a number of surety companies to post the requisite bonds. Pursuant to the terms of our agreements with these surety companies, we are required to post collateral or post collateral on demand, the amount of which can be increased at the surety companies’ discretion. If these surety companies increase the amount of required collateral, or the BOEM increases the amount of the required surety bond, our available liquidity could be adversely affected. We cannot assure that we will be able to satisfy any additional collateral or bonding requirements.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

See “Notes (10) Notes Payable and (13) Long-Term Debt” in Part I. Financial Information, Item 1. Financial Statements – Notes to Consolidated Financial Statements (Unaudited) of this report for disclosures related to defaults on debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

 ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)  Exhibits:

The following exhibits are filed herewith:

No.	Description
31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

Remainder of Page Intentionally Left Blank

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY (Registrant)

Date: May 15, 2014	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll
Chief Executive Officer, President Assistant Treasurer and Secretary (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd
Interim Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)