Form 10-Q
period 2014-06-30
BLUE DOLPHIN ENERGY CO
filed 2014-08-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock, par value $0.01 per share outstanding as of August 14, 2014:  10,446,218

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
FORM 10-Q REPORT INDEX

Remainder of Page Intentionally Left Blank

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blue Dolphin Energy Company & Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,441,199	$434,717
Restricted cash	1,004,497	327,388
Accounts receivable	8,136,853	13,487,106
Prepaid expenses and other current assets	299,979	333,683
Deposits	861,713	1,219,660
Inventory	7,501,537	4,686,399
Total current assets	19,245,778	20,488,953

Total property and equipment, net	36,237,745	36,388,666
Surety bonds	850,000	-
Debt issue costs, net	481,636	498,536
Trade name	303,346	303,346
TOTAL ASSETS	$57,118,505	$57,679,501

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,829,706	$20,783,541
Accounts payable, related party	2,263,719	3,659,340
Notes payable	1,949,401	11,884
Asset retirement obligations, current portion	64,981	107,388
Accrued expenses and other current liabilities	2,138,781	1,600,444
Interest payable, current portion	50,348	40,272
Long-term debt, current portion	427,176	2,215,918
Total current liabilities	23,724,112	28,418,787

Long-term liabilities:
Asset retirement obligations, net of current portion	1,893,764	1,490,273
Deferred revenues and expenses	777,966	-
Long-term debt, net of current portion	9,731,190	13,889,349
Long-term interest payable, net of current portion	1,169,931	1,767,381
Total long-term liabilities	13,572,851	17,147,003

TOTAL LIABILITIES	37,296,963	45,565,790

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized;10,596,218 and 10,580,973
shares issued at June 30, 2014 and December 31, 2013, respectively)	105,963	105,810
Additional paid-in capital	36,698,813	36,623,965
Accumulated deficit	(16,183,234)	(23,816,064)
Treasury stock, 150,000 shares at cost	(800,000)	(800,000)
Total stockholders' equity	19,821,542	12,113,711
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,118,505	$57,679,501

          See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUE FROM OPERATIONS
Refined product sales	$102,716,073	$104,312,768	$223,092,224	$213,484,275
Pipeline operations	67,862	77,105	121,893	150,253
Total revenue from operations	102,783,935	104,389,873	223,214,117	213,634,528

COST OF OPERATIONS
Cost of refined products sold	97,862,361	105,871,717	208,277,968	212,194,378
Refinery operating expenses	2,641,205	2,724,644	5,596,224	5,469,853
Pipeline operating expenses	61,713	36,408	89,442	81,779
Lease operating expenses	6,820	14,390	13,996	41,291
General and administrative expenses	427,060	461,539	796,544	946,103
Depletion, depreciation and amortization	391,167	331,727	781,772	660,515
Abandonment expense	-	23,901	-	51,352
Accretion expense	53,731	31,177	104,533	56,340
Total cost of operations	101,444,057	109,495,503	215,660,479	219,501,611
Income (loss) from operations	1,339,878	(5,105,630)	7,553,638	(5,867,083)

OTHER INCOME (EXPENSE)
Tank rental and easement revenue	365,850	278,349	773,366	556,699
Interest and other income	14,378	977	43,598	1,812
Interest expense	(207,379)	(280,706)	(461,179)	(561,769)
Total other income (expense)	172,849	(1,380)	355,785	(3,258)

Income (loss) before income taxes	1,512,727	(5,107,010)	7,909,423	(5,870,341)

Income tax expense, current	(74,170)	-	(276,593)	-
Net income (loss)	$1,438,557	$(5,107,010)	$7,632,830	$(5,870,341)

Income (loss) per common share
Basic	$0.14	$(0.49)	$0.73	$(0.56)
Diluted	$0.14	$(0.49)	$0.73	$(0.56)

Weighted average number of common shares outstanding:
Basic	10,441,695	10,421,629	10,436,363	10,465,736
Diluted	10,441,695	10,421,629	10,436,363	10,465,736

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$7,632,830	$(5,870,341)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	781,772	660,515
Unrealized loss on derivatives	(44,400)	(215,300)
Amortization of debt issue costs	16,900	16,900
Amortization of intangible assets	-	9,463
Accretion expense	104,533	56,340
Abandonment costs incurred	-	51,352
Common stock issued for services	75,001	50,000
Changes in operating assets and liabilities
Restricted cash	(677,109)	62,226
Accounts receivable	5,350,253	6,416,559
Prepaid expenses and other current assets	33,704	(36,072)
Deposits and other assets	(492,053)	(4,213)
Inventory	(2,815,138)	(1,033,422)
Accounts payable, accrued expenses and other liabilities	(3,224,935)	(4,233,122)
Accounts payable, related party	(1,395,621)	913,401
Net cash provided by operating activities	5,345,737	(3,155,714)

INVESTING ACTIVITIES
Capital expenditures	(329,871)	(887,970)
Proceeds from sale of assets	-	201,000
Net cash used in investing activities	(329,871)	(686,970)

FINANCING ACTIVITIES
Proceeds from issuance of debt	-	3,705,191
Payments on long-term debt	(5,946,901)	(60,876)
Proceeds from notes payable	2,000,000	15,032
Payments on notes payable	(62,483)	(56,740)
Net cash used in financing activities	(4,009,384)	3,602,607
Net decrease in cash and cash equivalents	1,006,482	(240,077)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	434,717	420,896
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,441,199	$180,819

Supplemental Information:
Non-cash operating activities
Reduction in accounts receivable in exchange for treasury stock received	$-	$800,000
Surety bond funded by seller of pipeline interest	$850,000	$-
Non-cash investing and financing activities:
New asset retirement obligations	$300,980	$-
Accrued services payable converted to common stock	$-	$50,000
Interest paid	$1,048,553	$521,837

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

Operating Risks

We had cash and cash equivalents of $1,441,199 and $434,717 at June 30, 2014 and December 31, 2013, respectively.  On September 29, 2008, LE entered into a certain Loan Agreement (the “Loan Agreement”) with First International Bank (“FIB”) as evidenced by that certain promissory note, of even date with the Loan Agreement, in the original principal amount of $10,000,000 (the “Refinery Note”).  In October 2011, the Loan Agreement was acquired by American First National Bank (“AFNB”).  We are currently making our scheduled payments in accordance with the terms and conditions of the Loan Agreement.  Effective December 31, 2013, AFNB agreed to waive certain financial maintenance covenants (the “Waiver Agreement”) relating to debt-to-worth and current ratio (the “Financial Maintenance Covenants”) under the Loan Agreement.  As of June 30, 2014, we were in violation of the current ratio covenant in the Loan Agreement.  However, the Waiver Agreement waives any default or event of default that may have occurred in relation to LE’s non-compliance with the Financial Maintenance Covenants and is effective through December 31, 2014.  As of the date of filing of this report, we were in compliance with the Financial Maintenance Covenants.  See “Note (13) Long-Term Debt” of this report for additional disclosures related to the Refinery Note.

We currently rely on our profit share under the Joint Marketing Agreement dated August 12, 2011 (the “Joint Marketing Agreement”) by and between LE and GEL TEX Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LLC (“Genesis”) and Lazarus Energy Holdings, LLC (“LEH”), our controlling shareholder, to fund our working capital requirements.  GEL is also the exclusive supplier of our crude oil for the Nixon Facility under the Crude Oil and Supply Throughput Services Agreement by and between LE and GEL dated August 12, 2011 (the “Crude Supply Agreement”).  During months in which we receive no profit share under the Joint Marketing Agreement, GEL and/or LEH may, but are not required to, fund our working capital requirements. There can be no assurances that either GEL or LEH will continue to fund our working capital requirements.  In the event our working capital requirements are not funded by either our profit share, GEL or LEH, then we may experience a significant and material adverse effect on our operating results.  See “Note (22) Commitments and Contingencies” of this report for additional disclosures related to the end of term for the Joint Marketing Agreement and Crude Supply Agreement.

We believe that our operational strategy, including: (i) increased production of and expansion of our customer base for jet fuel, and (ii) continued refurbishment of key components of the Nixon Facility, including the naphtha stabilizer and depropanizer units will be sufficient to support our operations over the next twelve months.  However, our efforts depend on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit, and financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors that are beyond our control.  There can be no assurance that our operational strategy will achieve its anticipated outcomes.  In the event our operational strategy is not successful, or our working capital requirements are not funded by our profit share, GEL, or LEH, then we may experience a significant and material adverse effect on our operating results, liquidity, and financial condition.

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

(3) Significant Accounting Policies

The summary of significant accounting policies of Blue Dolphin is presented to assist in understanding our consolidated financial statements. Our consolidated financial statements and notes are representations of management who is responsible for its integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of our consolidated financial statements.

Use of Estimates

We have made a number of estimates and assumptions related to the reporting of our consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. While we believe our current estimates are reasonable and appropriate, actual results could differ from those estimated.

Cash and Cash Equivalents

Cash equivalents include liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, exceed insured limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.  Cash and cash equivalents amounted to $1,441,199 and $434,717 at June 30, 2014 and December 31, 2013, respectively.

Restricted Cash

Restricted cash was $1,004,497 and $327,388 at June 30, 2014 and December 31, 2013, respectively. These amounts primarily relate to a payment reserve account to be drawn upon by AFNB in the event that we fail to timely make any payment as required under the Loan Agreement.

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

Concentration of Risk

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at banks located in Houston, Texas. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000.  We had uninsured cash balances of $1,581,529 and $77,388 at June 30, 2014 and December 31, 2013, respectively.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2014, we had 4 customers that accounted for nearly 85% of our refined petroleum product sales.  These 4 customers represented approximately $5.9 million in accounts receivable at June 30, 2014.  For the three months ended June 30, 2013, we had 4 customers that accounted for approximately 81% of our refined petroleum product sales.  These 4 customers represented approximately $6.6 million in accounts receivable at June 30, 2013.

For the six months ended June 30, 2014, we had 4 customers that accounted for nearly 86% of our refined petroleum product sales.  These 4 customers represented approximately $5.9million in accounts receivable at June 30, 2014.  For the six months ended June 30, 2013, we had 5 customers that accounted for approximately 91% of our refined petroleum product sales.  These 5 customers represented approximately $7.5 million in accounts receivable at June 30, 2013.

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

Property and Equipment

Refinery and Facilities. Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance, including maintenance turnarounds, are expensed as incurred and are included in the Operating Agreement and covered by LEH (see “Note (9) Accounts Payable Related Party” of this report for additional disclosures related to the Operating Agreement). Management expects to continue making improvements to the Nixon Facility based on technological advances.

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

Management has evaluated the FASB ASC guidance related to asset retirement obligations (“AROs”) for our refinery and facilities. Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities. Further, management believes that these assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the three and six months ended June 30, 2014 and 2013.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method.  Our U.S. Gulf of Mexico oil and gas properties were uneconomical for the three and six months ended June 30, 2014 and 2013.  All leases associated with our U.S. Gulf of Mexico oil and gas properties have expired.

Pipelines and Facilities. We record pipelines and facilities at the lower of cost or net realizable value.  Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Debt issue costs, net of accumulated amortization, totaled $481,636 and $498,536 at June 30, 2014 and December 31, 2013, respectively.  Accumulated amortization was $194,344 and $177,445 at June 30, 2014 and December 31, 2013, respectively.

Amortization expense, which is included in interest expense, was $8,450 and $16,900 for the three and six months ended June 30, 2014.  Amortization expense, which is included in interest expense, was $8,450 and $16,900 for the three and six months ended June 30, 2013.  See “Note (13) Long-Term Debt” of this report for additional disclosures related to the Refinery Note.

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

Deferred Revenue.  On February 5, 2014, WBI Energy Midstream, LLC , a Colorado limited liability company (“WBI”) and BDPL entered into an Asset Sale Agreement (the “Purchase Agreement”), whereby BDPL reacquired WBI’s 1/6th interest in the Blue Dolphin Pipeline System, the Galveston Area Block 350 Pipeline and the Omega Pipeline (the “Pipeline Assets”) effective October 31, 2013.  Pursuant to the Purchase Agreement, WBI paid BDPL in cash and in the form of a cash-backed security bond in exchange for the payment and discharge of any and all payables, claims, and obligations related to the Pipeline Assets.  We recorded the amount received in the form of a cash-backed security bond as deferred revenue.  The deferred revenue is being recognized on a straight-line basis through December 31, 2018, the expected retirement date of the assets for which the bond secures.

Tank Storage Rental and Easement Revenue. Revenue from tank storage rental and land easement agreements are recorded monthly in accordance with the terms of the related lease agreement and included as other income.  For tank storage rental fees, the lessee is invoiced monthly for the amount of rent for the related period.

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
Notes to Consolidated Financial Statements (Unaudited)

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

Reclassification

We have reclassified certain prior year amounts related to our oil and gas exploration and production operations to conform to our 2014 presentation.

New Pronouncements Issued but Not Yet Effective

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.  The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  We are evaluating the impact that adoption of this guidance will have on the determination or reporting of our financial results.

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

Segment financials for the three months ended June 30, 2014 (and at June 30, 2014) were as follows:

	Three Months Ended June 30, 2014
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$102,716,073	$67,862	$-	$102,783,935
Operation cost(1)(2)(3)	(100,566,876)	(122,263)	(363,751)	(101,052,890)
Other non-interest income	282,517	83,333	-	365,850
EBITDA	$2,431,714	$28,932	$(363,751)

Depletion, depreciation and amortization				(391,167)
Other income (expense), net				(193,001)

Income before income taxes				$1,512,727

Capital expenditures	$270,693	$-	$-	$270,693

Identifiable assets(4)	$53,458,327	$3,132,068	$528,110	$57,118,505

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory. Cost of refined products sold within operation cost includes a realized loss of $398,639 and an unrealized gain of $171,500.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Segment financials for the three months ended June 30, 2013 (and at June 30, 2013) were as follows:

	Three Months Ended June 30, 2013
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$104,312,768	$77,105	$-	$104,389,873
Operation cost(1)(2)(3)	(108,600,407)	(164,461)	(398,908)	(109,163,776)
Other non-interest income	278,349	-	-	278,349
EBITDA	$(4,009,290)	$(87,356)	$(398,908)

Depletion, depreciation and amortization				(331,727)
Other income (expense), net				(279,729)

Income before income taxes				$(5,107,010)

Capital expenditures	$357,744	$-	$-	$357,744

Identifiable assets(4)	$47,519,385	$1,639,318	$778,160	$49,936,863

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory.  Cost of refined products sold within operation cost includes a realized loss of $212,001 and an unrealized gain of $267,350.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Segment financials for the six months ended June 30, 2014 (and at June 30, 2014) were as follows:

	Six Months Ended June 30, 2014
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$223,092,224	$121,893	$-	$223,214,117
Operation cost(1)(2)(3)	(213,935,454)	(244,773)	(698,480)	(214,878,707)
Other non-interest income	565,033	208,333	-	773,366
EBITDA	$9,721,803	$85,453	$(698,480)

Depletion, depreciation and amortization				(781,772)
Other income (expense), net				(417,581)

Income before income taxes				$7,909,423

Capital expenditures	$329,871	$-	$-	$329,871

Identifiable assets(4)	$53,458,327	$3,132,068	$528,110	$57,118,505

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory. Cost of refined products sold within operation cost includes a realized loss of $453,109 and an unrealized gain of $44,400.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Segment financials for the six months ended June 30, 2013 (and at June 30, 2013) were as follows:

	Six Months Ended June 30, 2013
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$213,484,275	$150,253	$-	$213,634,528
Operation cost(1)(2)(3)	(217,664,084)	(318,960)	(858,052)	(218,841,096)
Other non-interest income	556,699	-	-	556,699
EBITDA	$(3,623,110)	$(168,707)	$(858,052)

Depletion, depreciation and amortization				(660,515)
Other income (expense), net				(559,957)

Loss before income taxes				$(5,870,341)

Capital expenditures	$887,970	$-	$-	$887,970

Identifiable assets(4)	$47,519,385	$1,639,318	$778,160	$49,936,863

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory.  Cost of refined products sold within operation cost includes a realized loss of $248,441 and an unrealized gain of $215,300.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2014	2013

Prepaid insurance	$117,086	$165,004
Prepaid professional fees	104,000	104,000
Prepaid loan closing fees	-	33,513
Prepaid listing fees	7,500	15,000
Unbilled revenue	20,043	-
Prepaid taxes	-	9,216
Unrealized hedging gains	51,350	6,950
	$299,979	$333,683

(6) Deposits

Deposits consisted of the following:

	June 30,	December 31,
	2014	2013

Utility deposits	$10,250	$10,250
Equipment deposits	-	124,526
Tax bonds	792,000	792,000
Purchase option deposits	25,000	283,421
Rent deposits	34,463	9,463
	$861,713	$1,219,660

(7) Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2014	2013

Oil-based mud blendstock	$1,072,219	$-
Naphtha	492,966	804,490
Atmospheric gas oil	899,426	575,919
Jet fuel	4,987,123	1,444,399
LPG mix	30,762	28,888
Crude	19,041	19,041
NRLM	-	1,813,662
	$7,501,537	$4,686,399

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(8) Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2014	2013

Refinery and facilities	$36,021,354	$35,852,928
Pipelines and facilities	2,127,207	1,826,226
Onshore separation and handling facilities	325,435	325,435
Land	577,965	577,965
Other property and equipment	567,813	567,813
	39,619,774	39,150,367

Less: Accumulated depletion, depreciation and amortization	3,798,485	3,016,713
	35,821,289	36,133,654

Construction in Progress	416,456	255,012
Property, Plant and Equipment, Net	$36,237,745	$36,388,666

(9) Accounts Payable, Related Party

LEH, our controlling shareholder, owns approximately 81% of our outstanding common stock, par value $0.01 per share (the “Common Stock”).  Jonathan Carroll, Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH.   LEH manages all of our subsidiaries and operates all of our assets, including the Nixon Facility, (the “Services”) pursuant to a Management Agreement dated February 15, 2012.  On May 12, 2014, the Management Agreement was amended by: (i) extending the term to August 12, 2015, and (ii) changing the name of the agreement from “Management Agreement” to “Operating Agreement” (the “Operating Agreement”).

With respect to the Nixon Facility, the Operating Agreement covers all refinery operating expenses with the exception of capital expenditures.  Pursuant to the Operating Agreement for management and operation of the Nixon Facility, LEH receives as compensation: (i) weekly payments from GEL not to exceed $750,000 per month, (ii) reimbursement for certain accounting costs related to the preparation of financial statements of LE not to exceed $50,000 per month, (iii) $0.25 for each barrel processed at the Nixon Facility during the term of the Operating Agreement, up to a maximum quantity of 10,000 barrels per day determined on a monthly basis, and (iv) $2.50 for each barrel in excess of 10,000 barrels per day processed at the Nixon Facility during the term of the Operating Agreement, determined on a monthly basis. For all other assets, LEH is reimbursed at cost for all reasonable expenses incurred while performing the Services. All compensation owed to LEH under the Operating Agreement is to be paid to LEH within 30 days of the end of each calendar month.

The Operating Agreement expires upon the earliest to occur of: (a) the date of the termination of the Joint Marketing Agreement pursuant to its terms, (b) August 12, 2015, or (c) upon written notice of either party to the Operating Agreement of a material breach of the Operating Agreement by the other party.

Aggregate amounts expensed for Services at the Nixon Facility for the three months ended June 30, 2014 and 2013 were $2,641,205 (approximately $2.73 per barrel of throughput) and $2,724,644 (approximately $2.70 per barrel of throughput), respectively.  Aggregate amounts expensed for Services at the Nixon Facility for the six months ended June 30, 2014 and 2013 were $5,596,224 (approximately $2.72 per barrel of throughput) and $5,469,853 (approximately $2.75 per barrel of throughput).

At June 30, 2014 and December 31, 2013, the amounts outstanding to LEH to fund our working capital requirements were $2,263,719 and $3,659,340, respectively, and are reflected in accounts payable, related party in our consolidated balance sheets.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(10) Notes Payable

Notes payable consisted of the following:

	June 30,	December 31,
	2014	2013

Short-Term Notes	$1,949,401	$9,379
Short-Term Captial Leases	-	2,505
	$1,949,401	$11,884

Short-Term Notes.  On May 2, 2014, LRM entered into a loan and security agreement with Sovereign Bank, a Texas state bank, for a term loan facility in the aggregate amount of $2.0 million (the “Sovereign Note”).  The proceeds of the Sovereign Note are being used primarily to finance costs associated with refurbishment of the Nixon Facility’s naphtha stabilizer and depropanizer units.  The Sovereign Note is due in May 2015 and bears interest at 6.00%.  The Sovereign Note is subject to a financial maintenance covenant pertaining to debt service coverage, secured by the assignment of certain leases of LRM, certain assets of LEH, our controlling shareholder, and an affiliated entity, and guaranteed by Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin and majority owner of LEH and an affiliated entity.  The principal balance outstanding on the Sovereign Note was $1,949,401 and $0 at June 30, 2014 and December 31, 2013, respectively.  Interest was accrued on the Sovereign Note in the amount of $9,747 and $0 at June 30, 2014 and December 31, 2013, respectively.

The balance on a short-term note issued in January 2010 in the amount of $100,000 as payment for financing services was $0 and $9,379 at June 30, 2014 and December 31, 2013, respectively.  The unsecured note was paid off during the first quarter of 2014.

Short-Term Capital Leases.  The balance on short-term notes under capital lease agreements was $0 and $2,505 at June 30, 2014 and December 31, 2013, respectively.  These capital leases were paid off during the first quarter of 2014.

(11) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2014	2013

Excise and income taxes payable	$1,035,868	$688,754
Transportation and inspection	200,000	100,000
Property taxes	16,919	-
Profit share payable	240,535	-
Insurance	31,619	-
Unearned revenue	94,172	302,505
Board of director fees payable	335,000	240,000
Other payable	184,668	269,185
	$2,138,781	$1,600,444

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(12) Asset Retirement Obligations

Refinery and Facilities

Management has concluded that there is no legal or contractual obligation to dismantle or remove the Nixon Refinery and related facilities. Management believes that the Nixon Refinery and related facilities have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques.

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with the dismantlement and abandonment in place of our pipelines and facilities, as well as the plugging and abandonment of our oil and gas properties.  We recorded a discounted liability for the fair value an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the asset.

 AROs on a roll-forward basis were as follows:

Asset retirment obligations at December 31, 2013	$1,597,661
New asset retirement obligations	300,980
Asset retirement obligation payments/liabilities settled	(44,429)
Accretion expense	104,533
1,958,745

Less: current portion of asset retirement obligations	64,981

Asset retirement obligations, long-term balance
at June 30, 2014	$1,893,764

On February 5, 2014, WBI and BDPL entered into the Purchase Agreement whereby BDPL reacquired WBI’s 1/6th interest in the Pipeline Assets effective October 31, 2013.  Pursuant to the Purchase Agreement, WBI paid BDPL $100,000 in cash and $850,000 in the form of a cash-backed surety bond in exchange for the payment and discharge of any and all payables, claims, and obligations related to the Pipeline Assets. Once plugging and abandonment work has been completed, the collateral will be released to BDPL.  The WBI transaction resulted in a $300,980 increase in our AROs related to the Pipeline Assets, which represents the fair value of the liability, and increased accretion expense throughout the remaining useful life of the pipelines.

For the three months ended June 30, 2014 and 2013, we recognized $0 and $23,901, respectively, in abandonment expense related to our oil and gas properties.  For the six months ended June 30, 2014 and 2013, we recognized $0 and $51,352, respectively, in abandonment expense related to our oil and gas properties.  AROs for 2013 were associated with our HI-A7 oil and gas property. We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(13) Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2014	2013

Refinery Note	$8,858,366	$9,057,937
Notre Dame Debt	1,300,000	1,300,000
Construction and Funding Agreement	-	5,747,330
	10,158,366	16,105,267
Less: Current portion of long-term debt	427,176	2,215,918
	$9,731,190	$13,889,349

Refinery Note.   The Refinery Note accrues interest at a rate of prime plus 2.25% (effective rate of 5.50% at June 30, 2014) and has a maturity date of October 1, 2028 (the “Maturity Date”).  LE’s obligations under the Refinery Note are secured by a Deed of Trust (the “Deed of Trust”) of even date with the Loan Agreement.  The Refinery Note is further secured by a Security Agreement (the “Security Agreement” and, together with the Loan Agreement, the Refinery Note and Deed of Trust, the “Refinery Loan Documents”) also of even date with the Refinery Note, which Security Agreement covers various items of collateral including a first lien on the Nixon Facility and general assets of LE.  The principal balance outstanding on the Refinery Note was $8,858,366 and $9,057,937 at June 30, 2014 and December 31, 2013, respectively.  Interest was accrued on the Refinery Note in the amount of $40,601and $40,132 at June 30, 2014 and December 31, 2013, respectively.  See “Note (1) Organization – Operating Risks” of this report for additional disclosures related to the Refinery Note.

The Loan Agreement has Financial Maintenance Covenants.  As of June 30, 2014, we were in violation of the current ratio covenant in the Loan Agreement. However, the Waiver Agreement waives any default or event of default that may have occurred in relation to LE’s non-compliance with the Financial Maintenance Covenants and is effective through December 31, 2014.  As of the date of filing of this report, we were in compliance with the Financial Maintenance Covenants.  Accordingly, the Refinery Note has been classified as long-term on our consolidated balance sheets.

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

Notre Dame Debt.  LE entered into a loan with Notre Dame Investors, Inc. as evidenced by that certain promissory note in the original principal amount of $8,000,000, which is currently held by John Kissick (the “Notre Dame Debt”). The Notre Dame Debt accrues interest at a rate of 16% and is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the Nixon Facility and general assets of LE.  The principal balance outstanding on the Notre Dame Debt was $1,300,000 at June 30, 2014 and December 31, 2013.  Interest was accrued on the Notre Dame Debt in the amount of $1,169,931 and $1,066,784 at June 30, 2014 and December 31, 2013, respectively.  There are no financial maintenance covenants associated with the Notre Dame Debt.  The due date of the Notre Dame Debt was extended to July 1, 2015.

Pursuant to Intercreditor and Subordination Agreements dated September 29, 2008 and August 12, 2011, the holder of the Notre Dame Debt and Subordinated Deed of Trust agreed to subordinate its interest and liens on the Nixon Facility and general assets of LE in favor of the holder of the Refinery Note, the Deed of Trust and Security Agreement and Milam Services, Inc. (“Milam”), an affiliate of Genesis, under the Construction and Funding Agreement, respectively.

Pursuant to a First Amendment to Promissory Note made effective July 1, 2013, the Notre Dame Debt was amended as follows:  (i) the annual interest rate on the unpaid balance was set to 16% and (ii) the final maturity became July 1, 2015.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Construction and Funding Agreement. In August 2011, Milam committed funding for the completion of the Nixon Facility’s refurbishment and start-up operations.  Payments under the Construction and Funding Agreement began in the first quarter of 2012.  All amounts advanced under the Construction and Funding Agreement bore interest at a rate of 6% annually.   There were no financial maintenance covenants associated with this obligation.

The principal balance outstanding on the Construction and Funding Agreement was $0 and $5,747,330 at June 30, 2014 and December 31, 2013, respectively.  Interest was accrued on the Construction and Funding Agreement in the amount of $0 and $700,597 at June 30, 2014 and December 31, 2013, respectively.  As a result of LE’s repayment of all amounts due and owing to Milam pursuant to the Construction and Funding Agreement, LE shall now receive up to 80% of the Gross Profits as LE’s Profit Share under the Joint Marketing Agreement.  In addition, Milam shall release all liens on the Nixon Facility.  See “Part I, Item 1. Financial Statements - Note (22) Commitments and Contingencies” of this report for additional disclosures related to the Construction and Funding Agreement and our relationship with Genesis.

(14) Stock Options

Blue Dolphin’s Board established a 2000 Stock Incentive Plan that was subsequently approved by Blue Dolphin’s stockholders on May 18, 2000.  As a result of Blue Dolphin’s reverse merger with LE, all employees of Blue Dolphin became employees of LEH effective February 15, 2012.  Therefore, all options outstanding for Blue Dolphin employees were cancelled 90 days following the effective date of the reverse merger.  At June 30, 2014, there were no options outstanding, no options exercisable or no shares of common stock reserved for issuance under the Plan.

(15) Treasury Stock

In March, 2013, BDEX completed a non-cash transaction to dispose of its 7% undivided working interest in an oil property located in Indonesia (“Indonesia”) pursuant to a Sale and Purchase Agreement with Blue Sky Langsa, Ltd. (“Blue Sky”) dated November 6, 2012.   Blue Sky’s consideration to BDEX for Indonesia was 150,000 shares of Common Stock, which represented a recovery of a significant portion of the 342,857 shares of Common Stock BDEX paid Blue Sky to acquire Indonesia in 2010. The 150,000 shares of Common Stock acquired from Blue Sky are being held as treasury stock.  As of June 30, 2014 and December 31, 2013, we had 150,000 shares of treasury stock.

(16) Concentration of Risk

Significant Customers.  Customers of our refined petroleum products include distributors, wholesalers, and refineries primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area).  We have bulk term contracts, including month-to-month, six months, and up to five year terms in place with most of our customers.  Certain of our contracts require us to sell fixed quantities and/or minimum quantities and many of these arrangements are subject to periodic renegotiation, which could result in us receiving higher or lower relative prices for our refined petroleum products.  See “Note (2) Basis of Presentation” of this report for additional disclosures related to significant customers.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Sales by Product. All of our refined petroleum products are currently sold in the United States. The following table summarizes the percentages of all refined petroleum products sales to total sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Oil-based mud blendstock	7.0%	0.0%	3.2%	0.0%
NRLM	23.3%	45.6%	28.1%	49.8%
Naphtha	24.4%	26.8%	24.2%	26.3%
Atmospheric gas oil	25.8%	27.1%	26.5%	23.8%
LPG mix	0.4%	0.0%	0.2%	0.0%
Reduced crude	0.0%	0.5%	0.0%	0.1%
Jet fuel	19.1%	0.0%	17.8%	0.0%

	100.0%	100.0%	100.0%	100.0%

In mid-September of 2013, the Nixon Facility began producing jet fuel.  Jet fuel is produced by separating the distillate stream into kerosene and diesel and blending the kerosene with a portion of the heavy naphtha stream.  Production of jet fuel, which is considered a higher value product, significantly upgrades the value of the naphtha component.

On May 31, 2014, the Nixon Facility discontinued production of Non-Road, Locomotive and Marine diesel (“NRLM,” also commonly referred to as low-sulfur diesel).  On June 1, 2014, the Nixon Facility began producing oil-based mud blendstock, a non-fuel petroleum product.  The shift in product slate was the result of Environmental Protection Agency (“EPA”) standards that reduce the sulfur content found in all transportation related diesel fuels. Specific provisions of the EPA standards require NRLM to meet a maximum specification of 15 parts per million sulfur by June 1, 2014. The Nixon Facility is currently not equipped to produce products at the EPA's lower sulfer content standard.

Key Supplier. GEL is the exclusive supplier of crude oil to the Nixon Facility pursuant to the Crude Supply Agreement.  On October 30, 2013, LE entered into a Letter Agreement Regarding Certain Advances and Related Agreements with GEL and Milam (the “October 2013 Letter Agreement”), effective October 24, 2013.  In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 12, 2019, unless sooner terminated by GEL with 180 days prior written notice.

(17) Leases

We are currently under a ten-year lease agreement that expires in May 2017 for office space in downtown Houston, Texas. The Houston office serves as our company headquarters.  The office lease agreement, which is recognized on a straight-line basis, includes periodic rent escalations or rent holidays over the term of the lease.   For the three months ended June 30, 2014 and 2013, rent expense for the office lease was $25,829 and $25,161, respectively. For the six months ended June 30, 2014 and 2013, rent expense for the office lease was $51,658 and $51,221, respectively.

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

Section 382 of the Internal Revenue Code imposes a limitation on the use of Blue Dolphin’s NOLs generated prior to the reverse merger.  The amount of NOLs subject to such limitation is approximately $18.8 million, of which approximately $1.9 million is projected to be utilized for the six months ended June 30, 2014.  NOLs generated subsequent to the reverse merger through December 31, 2013 of approximately $11.7 million are not subject to any such limitation. Approximately $5.6 million of the post-merger NOLs are projected to be utilized for the three months ended June 30, 2014.  For the three and six months ended June 30, 2014, we did not recognize any deferred tax assets resulting from our NOLs due to the uncertainty of their use.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2014 and 2013, income tax expense was $74,170 and $0, respectively. Income tax expense related to state and federal income tax.  The federal income tax generated of $30,812 was the result of alternative minimum tax.

For the six months ended June 30, 2014 and 2013, income tax expense was $276,593 and $0, respectively. Income tax expense related to state and federal income tax.  The federal income tax generated of $151,364 was the result of alternative minimum tax.

The State of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin revenue to replace the state of Texas’ prior franchise tax structure. Although TMT is imposed on an entity’s gross profit revenue rather than on its net income, certain aspects of TMT make it similar to an income tax.  At June 30, 2014, we accrued $125,229 in TMT.

(19) Earnings Per Share

The following table provides reconciliation between basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss)	$1,438,557	$(5,107,010)	$7,632,830	$(5,870,341)

Basic and diluted income (loss) per share	$0.14	$(0.49)	$0.73	$(0.56)

Basic and Diluted
Weighted average number of shares of common stock
outstanding and potential dilutive shares of common stock	10,441,695	10,421,629	10,436,363	10,465,736

Diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the three and six months ended June 30, 2014 and 2013 is the same as there were no stock options or other dilutive instruments outstanding.

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

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair values at June 30, 2014 and December 31, 2013 due to their short-term maturities. The fair value of our long-term debt and short-term notes payable at June 30, 2014 and December 31, 2013 was $12,107,767 and $16,117,151, respectively. The fair value of our debt was determined using a Level 3 hierarchy.

The following table represents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and the basis for that measurement:

		Fair Value Measurement at June 30, 2014 Using
Financial assets:	Carrying Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$51,350	$51,350	$-	$-

		Fair Value Measurement at December 31, 2013 Using
Financial assets:	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$6,950	$6,950	$-	$-

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
Notes to Consolidated Financial Statements (Unaudited)

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

As of June 30, 2014, we had the following obligations based on futures contracts of refined petroleum products and crude oil that were entered into as economic hedges through Genesis. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in barrels):

Inventory positions (futures):	2014	2015	2016

Refined petroleum products and crude oil - net short positions	45,000	-	-

The following table provides the location and fair value amounts of derivative instruments that are reported in our consolidated balance sheets at June 30, 2014 and December 31, 2013:

		Fair Value
		June 30,	December 31,
Asset Derivatives	Balance Sheets Location	2014	2013

Commodity contracts	Prepaid expenses and other current assets (accrued expenses and other current liabilities)	$51,350	$6,950

The following table provides the effect of derivative instruments in our consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

		Gain (Loss) Recognized
Derivatives	Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Commodity contracts	Cost of refined products sold	$(227,139)	$55,350	$(408,709)	$(33,141)

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(22) Commitments and Contingencies

Operating Agreement

See “Note (9) Accounts Payable, Related Party” of this report for additional disclosures related to the Operating Agreement.

Genesis Agreements

We continue to be dependent on our relationship with Genesis and its affiliates.  Our relationship with Genesis is governed by three agreements:

●
Crude Supply Agreement.  Pursuant to the Crude Supply Agreement, GEL, an affiliate of Genesis, is the exclusive supplier of crude oil to the Nixon Facility. We are not permitted to buy crude oil from any other source without GEL’s express written consent. GEL supplies crude oil to LE at cost plus freight expense and any costs associated with GEL’s hedging. All crude oil supplied to LE pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described below. In addition, GEL has a first right of refusal to use three storage tanks at the Nixon Facility during the term of the Crude Supply Agreement. Subject to certain termination rights, the Crude Supply Agreement has an initial term of three years, expiring on August 12, 2014. In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 12, 2019, unless sooner terminated by GEL with 180 days prior written notice.

●
Construction and Funding Agreement.  Pursuant to the Construction and Funding Agreement, LE engaged Milam to provide construction services on a turnkey basis in connection with the construction, installation and refurbishment of certain equipment at the Nixon Facility (the “Project”). Milam made advances in excess of their obligation for certain construction and operating costs at the Nixon Facility. All amounts advanced to LE pursuant to the terms of the Construction and Funding Agreement bear interest at a rate of 6% per annum. In March 2012 (the month after initial operation of the Nixon Facility occurred), LE began paying Milam, in accordance with the provisions of the Joint Marketing Agreement, a minimum monthly payment of $150,000 (the “Base Construction Payment”) as repayment of interest and amounts advanced to LE under the Construction and Funding Agreement. If, however, the Gross Profits (as defined below) of LE in any given month (calculated as the revenue from the sale of products from the Nixon Facility minus the cost of crude oil) are insufficient to make this payment, then there is a deficit amount, which shall accrue interest (the “Deficit Amount”). If there is a Deficit Amount, then 100% of the gross profits in subsequent calendar months will be paid to Milam until the Deficit Amount has been satisfied in full and all previous $150,000 monthly payments have been made.

So long as the Construction and Funding Agreement remains in effect, LE is prohibited from:  (i) incurring any debt (except debt that is subordinated to amounts owed to Milam or GEL); (ii) selling, discounting or factoring its accounts receivable or its negotiable instruments outside the ordinary course of business while no default exists; (iii) suffering any change of control or merging with or into another entity; and (iv) certain other conditions listed therein. As of the date hereof, Milam can terminate the Construction and Funding Agreement by written notice at any time. If Milam terminates the Construction and Funding Agreement, then Milam and LE are required to execute a forbearance agreement, the form of which has previously been agreed to as Exhibit J of the Construction and Funding Agreement.

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

●
Joint Marketing Agreement.  The Joint Marketing Agreement sets forth the terms of an agreement between LE and GEL pursuant to which the parties will jointly market and sell the output produced at the Nixon Facility and share the Gross Profits (as defined below) from such sales. Pursuant to the Joint Marketing Agreement, GEL is responsible for all product transportation scheduling. LE is responsible for entering into contracts with customers for the purchase and sale of output produced at the Nixon Facility and handling all billing and invoicing relating to the same. However, all payments for the sale of output produced at the Nixon Facility will be made directly to GEL as collection agent and all customers must satisfy GEL’s customer credit approval process. Subject to certain amendments and clarifications (as described below), the Joint Marketing Agreement also provides for the sharing of “Gross Profits” (defined as the total revenue from the sale of output from the Nixon Facility minus the cost of crude oil pursuant to the Crude Supply Agreement) as follows:

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

The Joint Marketing Agreement contains negative covenants that restrict LE’s actions under certain circumstances.  For example, LE is prohibited from making any modifications to the Nixon Facility or entering into any contracts with third-parties that would materially affect or impair GEL’s or its affiliates’ rights under the agreements set forth above.  The Joint Marketing Agreement had an initial term of three years expiring on August 12, 2014.  In accordance with the terms of the October 2013 Letter Agreement, LE agreed not to terminate the Joint Marketing Agreement and GEL agreed to automatically renew the Joint Marketing Agreement at the end of the initial term for successive one year periods until August 12, 2019, unless sooner terminated by GEL with 180 days prior written notice.

●
Amendments and Clarifications to the Joint Marketing Agreement.  The Joint Marketing Agreement was amended and clarified to allow GEL to provide LE with Operations Payments during months in which LE incurred Deficit Amounts.

(a)
In July and August 2012, we entered into amendments to the Joint Marketing Agreement whereby GEL and Milam agreed that Deficit Amounts would be added to our obligations amount under the Construction and Funding Agreement. In addition, the parties agreed to amend the priority of payments to reflect that, to the extent that there are available funds in a particular month, AFNB shall be paid one-tenth of such funds, provided that we will not participate in available funds until Deficit Amounts added to the Construction and Funding Agreement are paid in full.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

The principal balance outstanding on the Construction and Funding Agreement was $0 and $5,747,330 at June 30, 2014 and December 31, 2013, respectively.  As a result of LE’s repayment of all amounts due and owing to Milam pursuant to the Construction and Funding Agreement, LE shall now receive up to 80% of the Gross Profits as LE’s Profit Share under the Joint Marketing Agreement.  In addition, Milam shall release all liens on the Nixon Facility.

Master Easement Agreement - BDPL and FLNG Land

BDPL and FLNG Land, II, Inc., a Delaware corporation (“FLNG”), entered into a Master Easement Agreement (the “Master Easement Agreement”) on December 11, 2013 (the “Effective Date”), whereby BDPL is providing FLNG with: (i) uninterrupted pedestrian and vehicular ingress and egress to and from State Highway 332, across the certain property of BDPL to certain property of FLNG (the “Access Easement”) and (ii) a perpetual permanent pipeline easement and right of way across certain property of BDPL to certain property owned by FLNG (the “Pipeline Easement” and together with the Access Easement, the “Easements”).  As initial consideration for the grant of the Easements, FLNG paid BDPL the sum of $250,000 (the “Initial Payment”) on the Effective Date.  FLNG has the option to terminate the Master Easement Agreement within ten (10) months of the Effective Date.  If FLNG commences improvements within the Access Easement or commences construction within the Pipeline Easement (the “Commencement Date”), FLNG shall make a second payment of $250,000 to BDPL (the “Second Payment”).

If FLNG elects to make a second payment (the “Second Payment”), then on or before the first anniversary of the Commencement Date through the greater of: (i) the fifth anniversary of said date or (ii) the date on which the third of FLNG’s planned liquefaction pre-treatment train facilities has reached completion sufficient to permit its start-up and initial operational testing, FLNG shall make annual payments of $500,000 (“the Annual Payments”) to BDPL. Upon delivery of the Initial Payment, Second Payment, and each of the remaining Annual Payments, the Easements shall be fully paid for by FLNG.  One year after the final Annual Payment is made, FLNG will begin paying to BDPL annual payments of $10,000 for so long as FLNG desires to use the Access Easement.  The terms of the Easements are perpetual, unless terminated by FLNG prior to the Commencement Date or if FLNG elects to permanently cease use of the Access Easement or Pipeline Easement, as applicable.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Supplemental Pipeline Bonds

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

Health, Safety and Environmental Matters

All of our operations and properties are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of jet fuel and other products; and the monitoring, reporting and control of greenhouse gas emissions. Our operations also require numerous permits and authorizations under various environmental, health and safety laws and regulations. Failure to obtain and comply with these permits or environmental, health or safety laws generally could result in fines, penalties or other sanctions, or a revocation of our permits.

Remainder of Page Intentionally Left Blank

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the risk factors, unaudited consolidated financial statements and notes included hereto, as well as the audited consolidated financial statements and notes thereto included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) and Quarterly Report on Form 10-Q for the three months ended March 31, 2014.  In this document, the words “Blue Dolphin,” “we,” “us” and “our” refer to Blue Dolphin Energy Company and its subsidiaries.

Forward Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, and in particular under the sections entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

●	fluctuations of crude oil inventory costs and refined petroleum products inventory prices and their effect on our refining margins;

●	changes in the underlying demand for our products;

●	our dependence on Genesis Energy, LLC (“Genesis”) and its affiliates for continued financing, sourcing of crude oil inventory and marketing of our refined petroleum products;

●	the early termination of our agreements with Genesis and its affiliates;

●	our dependence on Lazarus Energy Holdings, LLC (“LEH”), our controlling shareholder, for continued financing and management of all of our subsidiaries and the operation of all of our assets, including the Nixon Facility, pursuant to the Operating Agreement;

●	our ability to generate sufficient funds from operations or obtain financing from other sources;

●	potential downtime of the Nixon Facility, which could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations;

●	failure to comply with certain financial maintenance covenants related to certain of our long-term indebtedness;

●	regulatory changes that reduce the allowable sulfur content for commercially sold diesel in the United States, which will require us to incur significant capital upgrades and could have a material adverse effect on our results of operations, financial condition and cash flows;

●	availability and cost of renewable fuels for blending and Renewable Identification Numbers (“RINs”) to meet Renewable Fuel Standards ("RFS") obligations;

●	strict laws and regulations regarding employee and business process safety to which we are subject, the compliance failure of which could have a material adverse effect on our results of operations and financial condition;

●	potential increased indebtedness, which may reduce our financial flexibility;

●	regulatory restrictions on greenhouse gas emissions, which could force us to incur increased capital and operating costs and could have a material adverse effect on our results of operations and financial condition;

●	access to less than desired levels of crude oil for processing at the Nixon Facility;

●	our dependence on a small number of customers for a large percentage of our revenues;

●	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our operations;

●	the geographic concentration of the Nixon Facility, which creates a significant exposure risk to the regional economy;

●	competition from larger companies;

●	infrastructure limitations;

●	dangers inherent in our operations, such as fires and explosions, which could cause disruptions and expose us to potentially significant losses, costs and liabilities and significantly reduce our liquidity;

●	the effects of Genesis’ hedging of our refined petroleum products and crude oil inventory and exposure to the risks associated with volatile crude oil prices;

●	retention of key personnel;

●	insurance coverage that may be inadequate or expensive;

●	our potential reorganization from a publicly traded “C” corporation to a publicly traded master limited partnership;

●	performance of third-party operators for our oil and gas properties;

●	costs and collateral associated with abandonment of our pipelines and oil and gas properties;

●	changes in and compliance with taxes, which could adversely affect our performance; and

●	changes in the general economic conditions.

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

The Nixon Facility is operated as a “topping unit,” processing light crude oil and condensate from the Eagle Ford Shale formation in South Texas.  We purchase the light crude oil and condensate for the Nixon Facility under an exclusive supply agreement with GEL TEX Marketing, LLC (“GEL”), an affiliate of Genesis.  The light crude oil and condensate is refined into finished products such as jet fuel, the Nixon Facility’s most recent saleable product, and intermediate products such as naphtha, liquefied petroleum gas (“LPG”), atmospheric gas oil and oil-based mud blendstock.  Finished products are sold in nearby markets and intermediate products are sold to wholesalers and nearby refineries for further blending and processing.  Crude oil and condensate is currently received at the Nixon Facility by truck, however, the facility has the ability to receive feedstock by pipeline.  Our refined products are sold and delivered primarily by truck.

Pipeline Transportation

Our pipeline transportation operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines, as well as leasehold interests in oil and natural gas properties, in the U.S. Gulf of Mexico. Our pipeline transportation operations represented less than 1% of total revenue for the three and six months ended June 30, 2014 and 2013.

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

LEH manages and operates all of our properties and is reimbursed for their management and operation under the Operating Agreement.  We believe that our properties are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business.

Key Operating Statistics

Key operational statistics for our core business segment, refinery operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Nixon Facility

Operating days	84	90	174	175

Total refinery throughput(1)
bbls	968,259	1,008,857	2,060,267	1,987,662
bpd	11,527	11,210	11,841	11,358
Capacity utilization rate	77%	75%	79%	76%

Total refinery production
bbls	949,645	984,922	2,023,283	1,943,228
bpd	11,305	10,944	11,628	11,104
Capacity utilization rate	75%	73%	78%	74%

(1)	Total refinery throughput includes crude oil and condensate and other feedstocks.

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

Relationship with Genesis

We continue to be dependent on our relationship with Genesis and its affiliates.  Our relationship with Genesis is governed by three agreements:

●	the Crude Oil Supply and Throughput Services Agreement by and between GEL and LE dated August 12, 2011 (the “Crude Supply Agreement”);

●	the Construction and Funding Contract by and between LE and Milam Services, Inc. (“Milam”), an affiliate of Genesis, dated August 12, 2011 (the “Construction and Funding Agreement”); and

●	the Joint Marketing Agreement by and between GEL and LE dated August 12, 2011 (as subsequently amended, the “Joint Marketing Agreement”).

The principal balance outstanding on the Construction and Funding Agreement was $0 and $5,747,330 at June 30, 2014 and December 31, 2013, respectively.  As a result of LE’s repayment of all amounts due and owing to Milam pursuant to the Construction and Funding Agreement, LE shall now receive up to 80% of the Gross Profits as LE’s Profit Share under the Joint Marketing Agreement.  In addition, Milam shall release all liens on the Nixon Facility.  See “Part I, Item 1. Financial Statements - Note (22) Commitments and Contingencies” of this report for additional disclosures related to our relationship with Genesis.

Results of Operations

Three Months Ended June 30, 2014 (the "Current Quarter") Compared to Three Months Ended June 30, 2013 (the "Prior Quarter").

Nixon Facility Operational Update.  The Nixon Facility, which was refurbished and began operations in February 2012, has been operating for a little more than two years.  The Nixon Facility operated for a total of 84 days at 75% of operating capacity during the Current Quarter. The Nixon Facility operated for a total of 90 days at 73% of operating capacity during the Prior Quarter.

Summary. For the Current Quarter, we reported net income of $1,438,557, or an income of $0.14 per share, compared to a net loss of $5,107,010, or a loss of $0.49 per share, for the Prior Quarter.  The net income in the Current Quarter was primarily attributable to favorable refining margins and improved product mix related to jet fuel production.

The safe and reliable operation of the Nixon Facility is key to our financial performance and results of operations.  Downtime may result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.  The Nixon Facility experienced 7 calendar days of downtime in the Current Quarter related to a planned maintenance turnaround compared to one calendar day of downtime in the Prior Quarter for non-routine maintenance.

Total Revenue from Operations. For the Current Quarter, we had total revenue from operations of $102,783,935 compared to total revenue from operations of $104,389,873 for the Prior Quarter.  The nearly 2% decrease in total revenue from operations was primarily the result of operating 6 fewer days in the Current Quarter compared to the Prior Quarter.  Substantially all of our revenue in the Current Quarter came from refined product sales, which generated revenue of $102,716,073, or more than 99% of total revenue from operations, compared to $104,312,768, or more than 99% of total revenue from operations, in the Prior Quarter.

Cost of Refined Products Sold. Cost of refined petroleum products sold was $97,862,361 for the Current Quarter compared to $105,871,717 for the Prior Quarter.  The nearly 8% decrease in cost of refined products sold was primarily the result of a decrease in the average price of crude oil  and lower volume of refined products sold in the Current Quarter compared to the Prior Quarter.

Refinery Operating Expenses. We recorded refinery operating expenses of $2,641,205 in the Current Quarter, all of which were for services provided to us by LEH to manage and operate Blue Dolphin’s assets pursuant to the Operating Agreement with LEH.  For the Prior Quarter, we recorded refinery operating expenses of $2,724,644.  The approximate 3% decrease in refinery operating expenses in the Current Quarter compared to the Prior Quarter was primarily the result of a decline in total refinery production.  See “Part I, Item 1. Financial Statements - Note (9), Accounts Payable, Related Party” of this report for additional disclosures related to the Operating Agreement.

General and Administrative Expenses. We incurred general and administrative expenses of $427,060 in the Current Quarter compared to $461,539 in the Prior Quarter.  The nearly 8% decrease in general and administrative expenses in the Current Quarter compared to the Prior Quarter was primarily related to lower consulting, legal and audit expenses.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $391,167 in the Current Quarter compared to $331,727 in the Prior Quarter.  The nearly 18% increase in depletion, depreciation and amortization expenses for the Current Quarter compared to the Prior Quarter primarily related to depreciable refinery assets placed in service.

Other Income. We recognized $365,850 in tank rental and easement revenue in the Current Quarter compared to $278,349 in the Prior Quarter.  The more than 31% increase in tank rental and easement revenue in the Current Quarter compared to the Prior Quarter was primarily a result of fees received from FLNG Land, II, Inc., a Delaware corporation (“FLNG”), pursuant to a Master Easement Agreement whereby BDPL is providing FLNG uninterrupted pedestrian and vehicular ingress and egress to and from State Highway 332, across the certain property of BDPL to certain property of FLNG.

Six Months Ended June 30, 2014 (the "Current Six Months") Compared to Six Months Ended June 30, 2013 (the "Prior Six Months").

Nixon Facility Operational Update.  The Nixon Facility, which was refurbished and began operations in February 2012, has been operating for a little more than two years.  The Nixon Facility operated for a total of 174 days at 78% of operating capacity during the Current Six Months. The Nixon Facility operated for a total of 175 days at 74% of operating capacity during the Prior Six Months.

Summary.  For the Current Six Months, we reported net income of $7,632,830, or an income of $0.73 per share, compared to a net loss of $5,870,341 or a loss of $0.56 per share, for the Prior Six Months.  The increase in net income in the Current Six Months was primarily attributable to favorable refining margins and improved product mix related to jet fuel production.  The Nixon Facility operated for one less day and had an increase in total refinery throughput and production of approximately 4% in the Current Six Months compared to the Prior Six Months. The safe and reliable operation of the Nixon Facility is key to our financial performance and results of operations.  Downtime may result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.  The Nixon Facility experienced 7 calendar days of downtime in the Current Six Months related to a planned maintenance turnaround compared to 6 calendar days of downtime in the Prior Six Months for a planned maintenance turnaround.

Total Revenue from Operations. For the Current Six Months, we had total revenue from operations of $223,214,117 compared to total revenue from operations of $213,634,528 for the Prior Six Months.   The more than 4% increase in total revenue from operations was primarily the result of increased total refinery throughput of approximately 4% in the Current Six Months compared to the Prior Six Months. Substantially all of our revenue in the Current Six Months came from refined product sales, which generated revenue of $223,092,224, or more than 99% of total revenue from operations, compared to $213,484,275, or more than 99% of total revenue from operations, in the Prior Six Months.

Cost of Refined Products Sold. Cost of refined petroleum products sold was $208,277,968 for the Current Six Months compared to $212,194,378 for the Prior Six Months.  The nearly 2% decrease in cost of refined products sold was primarily the result of a decrease in the average price of crude oil.

Refinery Operating Expenses. We recorded refinery operating expenses of $5,596,224 in the Current Six Months, all of which were for services provided to us by LEH to manage and operate Blue Dolphin’s assets pursuant to the Operating Agreement with LEH.  For the Prior Six Months, we recorded refinery operating expenses of $5,469,853.  The more than 2% increase in refinery operating expenses in the Current Six Months compared to the Prior Six Months was primarily the result of a nearly 4% increase in total refinery throughput.  See “Part I, Item 1. Financial Statements - Note (9), Accounts Payable, Related Party” of this report for additional disclosures related to the Operating Agreement.

General and Administrative Expenses. We incurred general and administrative expenses of $796,544 in the Current Six Months compared to $946,103 in the Prior Six Months.  The nearly 16% decrease in general and administrative expenses in the Current Six Months compared to the Prior Six Months was primarily related to lower consulting, legal and audit expenses.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $781,772 in the Current Six Months compared to $660,515 in the Prior Six Months.  The approximate 18% increase in depletion, depreciation and amortization expenses for the Current Six Months compared to the Prior Six Months primarily related to depreciable refinery assets placed in service.

Other Income. We recognized $773,366 in tank rental and easement revenue in the Current Six Months compared to $556,699 in the Prior Six Months.  The nearly 39% increase in tank rental and easement revenue in the Current Six Months compared to the Prior Six Months was primarily a result of fees received from FLNG Land, II, Inc., a Delaware corporation (“FLNG”), pursuant to a Master Easement Agreement whereby BDPL is providing FLNG with uninterrupted pedestrian and vehicular ingress and egress to and from State Highway 332, across the certain property of BDPL to certain property of FLNG.

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

For the Current Quarter, our Refinery Operations business segment had EBITDA of $2,431,714 compared to a negative EBITDA of $4,009,290 for the Prior Quarter.  For the Current Six Months, our Refinery Operations business segment had EBITDA of $9,721,803 compared to a negative EBITDA of $3,623,110 for the Prior Six Months.  Following is a reconciliation of EBITDA and identifiable assets by business segment for the three and six months ended June 30, 2014 (and at June 30, 2014) and the three and six months ended June 30, 2013 (and at June 30, 2013):

	Three Months Ended June 30, 2014
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$102,716,073	$67,862	$-	$102,783,935
Operation cost(1)(2)(3)	(100,566,876)	(122,263)	(363,751)	(101,052,890)
Other non-interest income	282,517	83,333	-	365,850
EBITDA	$2,431,714	$28,932	$(363,751)	$2,096,895

Depletion, depreciation and amortization				(391,167)
Other income (expense), net				(193,001)

Income before income taxes				$1,512,727

Capital expenditures	$270,693	$-	$-	$270,693

Identifiable assets(4)	$53,458,327	$3,132,068	$528,110	$57,118,505

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory. Cost of refined products sold within operation cost includes a realized loss of $398,639 and an unrealized gain of $171,500.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

	Three Months Ended June 30, 2013
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$104,312,768	$77,105	$-	$104,389,873
Operation cost(1)(2)(3)	(108,600,407)	(164,461)	(398,908)	(109,163,776)
Other non-interest income	278,349	-	-	278,349
EBITDA	$(4,009,290)	$(87,356)	$(398,908)	$(4,495,554)

Depletion, depreciation and amortization				(331,727)
Other income (expense), net				(279,729)

Income before income taxes				$(5,107,010)

Capital expenditures	$357,744	$-	$-	$357,744

Identifiable assets(4)	$47,519,385	$1,639,318	$778,160	$49,936,863

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory.  Cost of refined products sold within operation cost includes a realized loss of $212,001 and an unrealized gain of $267,350.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

	Six Months Ended June 30, 2014
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$223,092,224	$121,893	$-	$223,214,117
Operation cost(1)(2)(3)	(213,935,454)	(244,773)	(698,480)	(214,878,707)
Other non-interest income	565,033	208,333	-	773,366
EBITDA	$9,721,803	$85,453	$(698,480)	$9,108,776

Depletion, depreciation and amortization				(781,772)
Other income (expense), net				(417,581)

Income before income taxes				$7,909,423

Capital expenditures	$329,871	$-	$-	$329,871

Identifiable assets(4)	$53,458,327	$3,132,068	$528,110	$57,118,505

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory. Cost of refined products sold within operation cost includes a realized loss of $453,109 and an unrealized gain of $44,400.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

	Six Months Ended June 30, 2013
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$213,484,275	$150,253	$-	$213,634,528
Operation cost(1)(2)(3)	(217,664,084)	(318,960)	(858,052)	(218,841,096)
Other non-interest income	556,699	-	-	556,699
EBITDA	$(3,623,110)	$(168,707)	$(858,052)	$(4,649,869)

Depletion, depreciation and amortization				(660,515)
Other income (expense), net				(559,957)

Loss before income taxes				$(5,870,341)

Capital expenditures	$887,970	$-	$-	$887,970

Identifiable assets(4)	$47,519,385	$1,639,318	$778,160	$49,936,863

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory.  Cost of refined products sold within operation cost includes a realized loss of $248,441 and an unrealized gain of $215,300.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

Critical Accounting Policies

Long-Lived Assets.

Refinery and Facilities. Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance, including maintenance turnarounds, are expensed as incurred and included in the Operating Agreement and covered by LEH (see “Part I, Item 1. Financial Statements – Note (9) Accounts Payable, Related Party” of this report for additional disclosures related to the Operating Agreement). Management expects to continue making improvements to the Nixon Facility based on technological advances.

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

Management has evaluated the FASB ASC guidance related to asset retirement obligations (“AROs”) for our refinery and facilities. Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities. Further, management believes that these assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the three and six months ended June 30, 2014 and 2013.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis. Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Our U.S. Gulf of Mexico oil and gas properties were uneconomical for the three and six months ended June 30, 2014 and 2013.  All leases associated with our U.S. Gulf of Mexico oil and gas properties have expired.

Pipelines and Facilities. Pipelines and facilities have historically been recorded at cost.   We record pipelines and facilities assets at the lower of cost or net realizable value. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance on accounting for the impairment or disposal of long-lived assets, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom.

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

Revenue from tank storage rental and land easement agreements are recorded monthly in accordance with the terms of the related lease agreement and included as other income. For tank storage rental fees, the lessee is invoiced monthly for the amount of rent due for the related period.

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

Recently Adopted Accounting Guidance

The guidance issued by the FASB during the three and six months ended June 30, 2014 is not expected to have a material effect on our consolidated financial statements.

Remainder of Page Intentionally Left Blank

Liquidity and Capital Resources

Sources and Uses of Cash.

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
Cash flow from operations
Adjusted income (loss) from continuing operations	$1,795,406	$(4,979,105)	$8,566,636	$(5,241,071)
Change in assets and current liabilities	(1,649,007)	1,569,686	(3,220,899)	2,085,357
Total cash flow from operations	146,399	(3,409,419)	5,345,737	(3,155,714)

Cash inflows (outflows)
Proceeds from issuance of long-term debt	-	3,705,191	-	3,705,191
Payments on long term debt	(679,785)	-	(5,946,901)	(60,876)
Capital expenditures	(270,693)	(357,744)	(329,871)	(887,970)
Proceeds from sale of assets	-	201,000	-	201,000
Proceeds from notes payable	2,000,000	-	2,000,000	15,032
Payments on notes payble	(50,599)	(46,268)	(62,483)	(56,740)
Total cash outflows	998,923	3,502,179	(4,339,255)	2,915,637
Total change in cash flows	$1,145,322	$92,760	$1,006,482	$(240,077)

Our available cash was $1,441,199 and $434,717 at June 30, 2014 and December 31, 2013, respectively.  We are currently relying on our profit share, GEL and LEH to fund our working capital requirements. As of June 30, 2014, we repaid all amounts advanced under the Construction and Funding Agreement. In accordance with the Joint Marketing Agreement once the obligations under the Construction and Funding Agreement have been paid in full, the respective share of Gross Profits paid out to LE and Genesis reverses whereby LE now receives a majority of the Gross Profits as its share under the Joint Marketing Agreement. The increase of LE’s Profit Share will subsequently lead to higher cash flow generation, liquidity, ability to fund working capital requirements, and an overall stronger financial position.

We are dedicated to maintaining safe, efficient and reliable refinery operations, improving liquidity and profitability, and focusing on safety and environmental stewardship.   In 2014, we plan to: (i) improve process safety management (“PSM”) standards and develop a PSM program at the Nixon Facility, which is designed to address all aspects of Occupational Safety and Health Administration guidelines for developing and maintaining a comprehensive PSM program, (ii) significantly increase our production of and expand our customer base for jet fuel, and (iii) continue with refurbishment of key components of the Nixon Facility, including the naphtha stabilizer and depropanizer units, which we anticipate will improve the overall quality of the naphtha that we produce, allow higher recovery of lighter products that can be sold as a LPG mix, and increase the amount of throughput that can be processed by the Nixon Facility.

We believe that our operational strategy will be sufficient to support our operations over the next 12 months.  However, our efforts depend on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit and financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors beyond our control.  There can be no assurance that our operational strategy will achieve the anticipated outcomes, or that GEL and/or LEH will continue to fund our working capital requirements during months in which we have operational losses.  In the event our operational strategy is not successful, or our working capital requirements are not funded by either our profit share, GEL, or LEH, then we may experience a significant and material adverse effect on our operating results, liquidity, and financial condition.  See “Part I, Item 1A. Risk Factors” in our Annual Report and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 for risk factors related to working capital, liquidity and Nixon Facility downtime.

For the Current Quarter, we experienced positive cash flow from operations of $146,399.  For the Prior Quarter, we experienced negative cash flow from operations of $3,409,419. This represented an increase in cash flow from operations of $3,555,818 for the Current Quarter compared to the Prior Quarter, which was primarily due to improved refining margins.  For the Current Six Months, we experienced positive cash flow from operations of $5,345,737.  For the Prior Six Months, we experienced negative cash flow from operations of $3,155,714. This represented an increase in cash flow from operations of $8,501,451 for the Current Six Months compared to the Prior Six Months, which was primarily due to improved refining margins.

Payments on long-term debt in the Current Quarter and Prior Quarter totaled $679,785 and $0, respectively.   Payments on long-term debt in the Current Six Months and Prior Six Months totaled $5,946,901 and $60,876, respectively.  The principal balance owed to Milam under the Construction and Funding Agreement was $0 and $5,747,330, including deficit amounts, at June 30, 2014 and December 31, 2013, respectively.

Capital expenditures in the Current Quarter and Prior Quarter totaled $270,693 and $357,744, respectively.  Capital expenditures in the Current Six Months and Prior Six Months totaled $329,871 and $887,970, respectively.  Capital expenditures in both comparative periods primarily related to investments in the Nixon Facility.  We expect to fund additional capital expenditures at the Nixon Facility primarily through cash from operations or other borrowings.   On May 2, 2014, Lazarus Refining & Marketing, LLC (“LRM”) entered into a loan and security agreement with Sovereign Bank, a Texas state bank, for a term loan facility in the aggregate amount of $2.0 million (the “Sovereign Note”).  The proceeds of the Sovereign Note are being used primarily to finance costs associated with refurbishment of the Nixon Facility’s naphtha stabilizer and depropanizer units.  The principal balance outstanding on the Sovereign Note was $1,949,401 and $0 at June 30, 2014 and December 31, 2013, respectively.

Our U.S. Gulf of Mexico oil and gas properties were uneconomic for the three and six months ended June 30, 2014 and 2013.  All leases associated with our U.S. Gulf of Mexico oil and gas properties have expired.  For the Current Quarter and Prior Quarter, we recognized $0 and $23,901, respectively, in abandonment expense related to our oil and gas properties.  For the Current Six Months and Prior Six Months, we recognized $0 and $51,352, respectively, in abandonment expense related to our oil and gas properties.  Abandonment expense in 2013 primarily related to plugging and abandonment costs associated with our High Island A-7 oil and gas property.  We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

The principal balance outstanding on the Refinery Note was $8,858,366 and $9,057,937 at June 30, 2014 and December 31, 2013, respectively. On June 1, 2013, AFNB and LE agreed to amend the Refinery Note (the “Note Modification Agreement”).  Pursuant to the Note Modification Agreement, the monthly principal and interest payment due under the Refinery Note is $75,310.

The principal balance outstanding on the Notre Dame Debt was $1,300,000 at June 30, 2014 and December 31, 2013. There are no financial maintenance covenants associated with this debt.

See “Part I, Item 1. Financial Statements - Note (13) Long-Term Debt” of this report for additional disclosures related to our long-term debt obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Based on that evaluation, our Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were ineffective as of June 30, 2014.   Our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), require us to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three and six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)  Exhibits:

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

Remainder of Page Intentionally Left Blank

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

Date: August 14, 2014	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll
Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd
Interim Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)