Form 10-Q
period 2014-09-30
BLUE DOLPHIN ENERGY CO
filed 2014-11-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares of common stock, par value $0.01 per share outstanding as of November 14, 2014:  10,446,218

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
FORM 10-Q REPORT INDEX

Remainder of Page Intentionally Left Blank

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blue Dolphin Energy Company & Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,182,475	$434,717
Restricted cash	1,005,886	327,388
Accounts receivable	11,428,482	13,487,106
Prepaid expenses and other current assets	181,028	333,683
Deposits	860,498	1,219,660
Inventory	7,566,128	4,686,399
Total current assets	22,224,497	20,488,953

Total property and equipment, net	37,191,958	36,388,666
Surety bonds	850,000	-
Debt issue costs, net	473,186	498,536
Trade name	303,346	303,346
TOTAL ASSETS	$61,042,987	$57,679,501

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$20,030,921	$20,783,541
Accounts payable, related party	1,801,376	3,659,340
Notes payable	1,795,702	11,884
Asset retirement obligations, current portion	107,509	107,388
Accrued expenses and other current liabilities	2,178,424	1,600,444
Interest payable, current portion	49,106	40,272
Long-term debt, current portion	590,098	2,215,918
Total current liabilities	26,553,136	28,418,787

Long-term liabilities:
Asset retirement obligations, net of current portion	1,946,484	1,490,273
Deferred revenues and expenses	734,745	-
Long-term debt, net of current portion	9,948,673	13,889,349
Long-term interest payable, net of current portion	1,222,360	1,767,381
Total long-term liabilities	13,852,262	17,147,003
TOTAL LIABILITIES	40,405,398	45,565,790

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized;10,596,218 and 10,580,973
shares issued at September 30, 2014 and December 31, 2013, respectively)	105,963	105,810
Additional paid-in capital	36,698,813	36,623,965
Accumulated deficit	(15,367,187)	(23,816,064)
Treasury stock, 150,000 shares at cost	(800,000)	(800,000)
Total stockholders' equity	20,637,589	12,113,711
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,042,987	$57,679,501

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE FROM OPERATIONS
Refined product sales	$87,846,757	$106,541,284	$310,938,981	$320,025,559
Pipeline operations	56,900	78,909	178,793	229,162
Oil and gas sales	-	200	-	200
Total revenue from operations	87,903,657	106,620,393	311,117,774	320,254,921

COST OF OPERATIONS
Cost of refined products sold	83,876,239	105,314,208	292,154,207	317,508,586
Refinery operating expenses	2,496,514	2,629,518	8,092,738	8,099,371
Pipeline operating expenses	50,100	40,813	139,542	122,592
Lease operating expenses	7,041	16,797	21,037	58,088
General and administrative expenses	253,437	387,100	1,049,981	1,333,203
Depletion, depreciation and amortization	393,871	337,156	1,175,643	997,671
Abandonment expense	-	8	-	51,360
Accretion expense	53,731	28,173	158,264	84,513
Total cost of operations	87,130,933	108,753,773	302,791,412	328,255,384
Income (loss) from operations	772,724	(2,133,380)	8,326,362	(8,000,463)

OTHER INCOME (EXPENSE)
Tank rental and easement revenue	282,516	278,349	1,055,882	835,048
Interest and other income	1,813	668	45,411	2,480
Interest expense	(214,407)	(226,374)	(675,586)	(788,143)
Loss on disposal of property and equipment	(4,400)	-	(4,400)	-
Total other income	65,522	52,643	421,307	49,385

Income (loss) before income taxes	838,246	(2,080,737)	8,747,669	(7,951,078)
Income tax expense, current	(22,199)	-	(298,792)	-
Net income (loss)	$816,047	$(2,080,737)	$8,448,877	$(7,951,078)

Income (loss) per common share
Basic	$0.08	$(0.20)	$0.81	$(0.76)
Diluted	$0.08	$(0.20)	$0.81	$(0.76)

Weighted average number of common shares outstanding:
Basic	10,446,218	10,421,731	10,439,684	10,450,906
Diluted	10,446,218	10,421,731	10,439,684	10,450,906

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$8,448,877	$(7,951,078)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	1,175,643	997,671
Unrealized loss on derivatives	26,150	(297,020)
Amortization of debt issue costs	25,350	25,350
Amortization of intangible assets	-	9,463
Accretion expense	158,264	84,513
Abandonment costs incurred	-	51,360
Common stock issued for services	75,001	100,000
Loss on disposal of assets	4,400	-
Changes in operating assets and liabilities
Restricted cash	(678,498)	62,210
Accounts receivable	2,058,624	6,358,937
Prepaid expenses and other current assets	152,655	(186,467)
Deposits and other assets	(490,838)	(213)
Inventory	(2,879,729)	(2,085,969)
Accounts payable, accrued expenses and other liabilities	(5,144)	(3,395,086)
Accounts payable, related party	(1,857,964)	1,665,782
Net cash provided by (used in) operating activities	6,212,791	(4,560,547)

INVESTING ACTIVITIES
Capital expenditures	(1,145,720)	(1,244,859)
Proceeds from sale of assets	-	201,000
Net cash used in investing activities	(1,145,720)	(1,043,859)

FINANCING ACTIVITIES
Proceeds from issuance of debt	-	5,750,611
Payments on long-term debt	(6,103,131)	(60,876)
Proceeds from notes payable	2,000,000	15,032
Payments on notes payable	(216,182)	(206,445)
Net cash provided by (used in) financing activities	(4,319,313)	5,498,322
Net increase (decrease) in cash and cash equivalents	747,758	(106,084)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	434,717	420,896
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,182,475	$314,812

Supplemental Information:
Non-cash operating activities
Reduction in accounts receivable in exchange for treasury stock received	$-	$800,000
Surety bond funded by seller of pipeline interest	$850,000	$-
Non-cash investing and financing activities:
New asset retirement obligations	$300,980	$-
Financing of capital expenditures via capital lease	$536,635	$-
Deferred revenue recognized	$115,254	$-
Accrued services payable converted to common stock	$-	$50,000
Interest paid	$1,211,773	$617,091

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(1)	Organization

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

Operating Risks

We had cash and cash equivalents of $1,182,475 and $434,717 at September 30, 2014 and December 31, 2013, respectively.  On September 29, 2008, LE entered into a certain Loan Agreement (the “Loan Agreement”) with First International Bank (“FIB”) as evidenced by that certain promissory note, of even date with the Loan Agreement, in the original principal amount of $10,000,000 (the “Refinery Note”).  In October 2011, the Loan Agreement was acquired by American First National Bank (“AFNB”).  We are currently making our scheduled payments in accordance with the terms and conditions of the Loan Agreement.  As of December 31, 2013, we were in violation of the current ratio covenant in the Loan Agreement. Effective December 31, 2013, AFNB agreed to waive certain financial maintenance covenants (the “Waiver Agreement”) relating to debt-to-worth and current ratio (the “Financial Maintenance Covenants”) under the Loan Agreement.  As of September 30, 2014 and the date of filing of this report, we were in compliance with the Financial Maintenance Covenants.  See “Note (13) Long-Term Debt” of this report for additional disclosures related to the Refinery Note.

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

Cash and Cash Equivalents

Cash equivalents include liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, exceed insured limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.  Cash and cash equivalents amounted to $1,182,475 and $434,717 at September 30, 2014 and December 31, 2013, respectively.

Restricted Cash

Restricted cash was $1,005,886 and $327,388 at September 30, 2014 and December 31, 2013, respectively. These amounts include a payment reserve account to be drawn upon by AFNB in the event that we fail to make any payment in a timely manner as required under the Loan Agreement.

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

Concentration of Risk

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at banks located in Houston, Texas. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000.  We had uninsured cash balances of $1,409,238 and $77,388 at September 30, 2014 and December 31, 2013, respectively.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2014, we had 3 customers that accounted for approximately 71% of our refined petroleum product sales.  These 3 customers represented approximately $6.4 million in accounts receivable at September 30, 2014.  For the three months ended September 30, 2013, we had 4 customers that accounted for approximately 91% of our refined petroleum product sales.  These 4 customers represented approximately $6.5 million in accounts receivable at September 30, 2013.

For the nine months ended September 30, 2014, we had 4 customers that accounted for approximately 84% of our refined petroleum product sales.  These 4 customers represented approximately $7.7 million in accounts receivable at September 30, 2014.  For the nine months ended September 30, 2013, we had 5 customers that accounted for approximately 92% of our refined petroleum product sales.  These 5 customers represented approximately $6.5 million in accounts receivable at September 30, 2013.

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

Property and Equipment

Refinery and Facilities. Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance, including maintenance turnarounds, are expensed as incurred and are included in the Operating Agreement with LEH (see “Note (9) Accounts Payable Related Party” of this report for additional disclosures related to the Operating Agreement). Management expects to continue making improvements to the Nixon Facility based on technological advances.

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

Management has evaluated the FASB ASC guidance related to asset retirement obligations (“AROs”) for our refinery and facilities. Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities. Further, management believes that these assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the three and nine months ended September 30, 2014 and 2013.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method.  Our U.S. Gulf of Mexico oil and gas properties had no production during the three and nine months ended September 30, 2014 and 2013.  All leases associated with our U.S. Gulf of Mexico oil and gas properties have expired.

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

Debt issue costs, net of accumulated amortization, totaled $473,186 and $498,536 at September 30, 2014 and December 31, 2013, respectively.  Accumulated amortization was $202,794 and $177,445 at September 30, 2014 and December 31, 2013, respectively.

Amortization expense, which is included in interest expense, was $8,450 and $25,350 for the three and nine months ended September 30, 2014.  Amortization expense, which is included in interest expense, was $8,450 and $25,350 for the three and nine months ended September 30, 2013.  See “Note (13) Long-Term Debt” of this report for additional disclosures related to the Refinery Note.

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

Tank Rental and Easement Revenue. Tank rental fees are invoiced monthly in accordance with the terms of the related lease agreement and recognized in other income.  Land easement revenue is recorded monthly and included in other income.

Pipeline Transportation Revenue. Revenue from our pipeline operations is derived from fee-based contracts and is typically based on transportation fees per unit of volume transported multiplied by the volume delivered. Revenue is recognized when volumes have been physically delivered for the customer through the pipeline.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Reclassification

We have reclassified certain insignificant prior year amounts related to our oil and gas exploration and production operations to conform to our 2014 presentation.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Segment financials for the three months ended September 30, 2014 (and at September 30, 2014) were as follows:

	Three Months Ended September 30, 2014
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$87,846,757	$56,900	$-	$87,903,657
Operation cost(1)(2)(3)	(86,355,916)	(110,872)	(274,674)	(86,741,462)
Other non-interest income	282,516	-	-	282,516
EBITDA	$1,773,357	$(53,972)	$(274,674)
Depletion, depreciation and amortization				(393,871)
Interest expense, net				(212,594)
Income before income taxes				$838,246
Capital expenditures	$815,849	$-	$-	$815,849
Identifiable assets(4)	$57,520,835	$2,998,619	$523,533	$61,042,987

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory. Cost of refined products sold within operation cost includes a realized gain of $466,821 and an unrealized loss of $70,550.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Segment financials for the three months ended September 30, 2013 (and at September 30, 2013) were as follows:

	Three Months Ended September 30, 2013
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$106,541,284	$79,109	$-	$106,620,393
Less: Operation cost(1)(2)(3)	(107,961,900)	(114,105)	(340,612)	(108,416,617)
Other non-interest income	278,349	-	-	278,349
EBITDA	$(1,142,267)	$(34,996)	$(340,612)
Depletion, depreciation and amortization				(337,156)
Interest expense, net				(225,706)
Loss before income taxes				$(2,080,737)
Capital expenditures	$356,889	$-	$-	$356,889

Identifiable assets(4)	$48,925,380	$1,569,005	$844,334	$51,338,719

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory.  Cost of refined products sold within operation cost includes a realized loss of $378,899 and an unrealized gain of $81,720.

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Segment financials for the nine months ended September 30, 2014 (and at September 30, 2014) were as follows:

	Nine Months Ended September 30, 2014
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$310,938,981	$178,793	$-	$311,117,774
Operation cost(1)(2)(3)	(300,291,370)	(355,645)	(973,154)	(301,620,169)
Other non-interest income	847,549	208,333	-	1,055,882
EBITDA	$11,495,160	$31,481	$(973,154)
Depletion, depreciation and amortization				(1,175,643)
Interest expense, net				(630,175)
Income before income taxes				$8,747,669
Capital expenditures	$1,145,720	$-	$-	$1,145,720
Identifiable assets(4)	$57,520,835	$2,998,619	$523,533	$61,042,987

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory. Cost of refined products sold within operation cost includes a realized gain of $13,712 and an unrealized loss of $26,150.

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Segment financials for the nine months ended September 30, 2013 (and at September 30, 2013) were as follows:

	Nine Months Ended September 30, 2013
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$320,025,559	$229,362	$-	$320,254,921
Operation cost(1)(2)(3)	(325,625,984)	(433,065)	(1,198,664)	(327,257,713)
Other non-interest income	835,048	-	-	835,048
EBITDA	$(4,765,377)	$(203,703)	$(1,198,664)
Depletion, depreciation and amortization				(997,671)
Interest expense, net				(785,663)
Loss before income taxes				$(7,951,078)
Capital expenditures	$1,244,859	$-	$-	$1,244,859
Identifiable assets(4)	$48,925,380	$1,569,005	$844,334	$51,338,719

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory.  Cost of refined products sold within operation cost includes a realized loss of $627,340 and an unrealized gain of $297,020.

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2014	2013
Prepaid insurance	$73,278	$165,004
Prepaid professional fees	104,000	104,000
Prepaid loan closing fees	-	33,513
Prepaid listing fees	3,750	15,000
Prepaid taxes	-	9,216
Unrealized hedging gains	-	6,950
	$181,028	$333,683

(6)	Deposits

Deposits consisted of the following:

	September 30,	December 31,
	2014	2013
Utility deposits	$10,250	$10,250
Equipment deposits	48,785	124,526
Tax bonds	792,000	792,000
Purchase option deposits	-	283,421
Rent deposits	9,463	9,463
	$860,498	$1,219,660

(7)	Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2014	2013
Oil-based mud blendstock	$778,698	$-
Naphtha	1,265,891	804,490
Atmospheric gas oil	536,900	575,919
Jet fuel	4,926,222	1,444,399
LPG mix	39,376	28,888
Crude	19,041	19,041
NRLM	-	1,813,662
	$7,566,128	$4,686,399

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:
	September 30,	December 31,
	2014	2013
Refinery and facilities	$36,209,053	$35,852,928
Pipelines and facilities	2,127,207	1,826,226
Onshore separation and handling facilities	325,435	325,435
Land	602,938	577,965
Other property and equipment	597,064	567,813
	39,861,697	39,150,367

Less: Accumulated depletion, depreciation and amortization	4,191,256	3,016,713
	35,670,441	36,133,654
Construction in Progress	1,521,517	255,012
Property, Plant and Equipment, Net	$37,191,958	$36,388,666

(9)	Accounts Payable, Related Party

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

Aggregate amounts expensed for Services at the Nixon Facility for the three months ended September 30, 2014 and 2013 were $2,496,514 (approximately $2.94 per barrel of throughput) and $2,629,518 (approximately $2.68 per barrel of throughput), respectively.  Aggregate amounts expensed for Services at the Nixon Facility for the nine months ended September 30, 2014 and 2013 were $8,092,738 (approximately $2.78 per barrel of throughput) and $8,099,371 (approximately $2.73 per barrel of throughput).

At September 30, 2014 and December 31, 2013, the amounts outstanding to LEH to fund our working capital requirements were $1,801,376 and $3,659,340, respectively, and are reflected in accounts payable, related party in our consolidated balance sheets.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(10)	Notes Payable

Notes payable consisted of the following:

	September 30,	December 31,
	2014	2013
Short-Term Notes	$1,795,702	$9,379
Short-Term Captial Leases	-	2,505
	$1,795,702	$11,884

Short-Term Notes.  On May 2, 2014, LRM entered into a loan and security agreement with Sovereign Bank, a Texas state bank, for a term loan facility in the aggregate amount of $2.0 million (the “Sovereign Note”).  The proceeds of the Sovereign Note are being used primarily to finance costs associated with refurbishment of the Nixon Facility’s naphtha stabilizer and depropanizer units.  The Sovereign Note is due in May 2015 and bears interest at 6.00%.  The Sovereign Note is: (i) subject to a financial maintenance covenant pertaining to debt service coverage ratio, (ii) secured by the assignment of certain leases of LRM, certain assets of LEH, our controlling shareholder and an affiliated entity, and (iii) guaranteed by Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin and majority owner of LEH and an affiliated entity.  The principal balance outstanding on the Sovereign Note was $1,795,702 and $0 at September 30, 2014 and December 31, 2013, respectively.  Interest was accrued on the Sovereign Note in the amount of $8,979 and $0 at September 30, 2014 and December 31, 2013, respectively.

The balance on a short-term note issued in January 2010 in the amount of $100,000 as payment for financing services was $0 and $9,379 at September 30, 2014 and December 31, 2013, respectively.  The unsecured note was paid off during the first quarter of 2014.

Short-Term Capital Leases.  The balance on short-term notes under capital lease agreements was $0 and $2,505 at September 30, 2014 and December 31, 2013, respectively.  These capital leases were paid off during the first quarter of 2014.

(11)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2014	2013
Excise and income taxes payable	$1,080,413	$688,754
Genesis crude accrued payable	384,362	-
Transportation and inspection	40,000	100,000
Property taxes	30,109	-
Unrealized hedging loss	19,200	-
Unearned revenue	94,172	302,505
Board of director fees payable	341,250	240,000
Other payable	188,918	269,185
	$2,178,424	$1,600,444

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(12)	Asset Retirement Obligations

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

AROs on a roll-forward basis were as follows:

Asset retirment obligations at December 31, 2013	$1,597,661
New asset retirement obligations	300,980
Asset retirement obligation payments/liabilities settled	(2,912)
Accretion expense	158,264
2,053,993
Less: current portion of asset retirement obligations	107,509
Asset retirement obligations, long-term balanceat September 30, 2014	$1,946,484

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

For the three months ended September 30, 2014 and 2013, we recognized $0 and $8, respectively, in abandonment expense related to our oil and gas properties.  For the nine months ended September 30, 2014 and 2013, we recognized $0 and $51,360, respectively, in abandonment expense related to our oil and gas properties.  AROs for 2013 were associated with our High Island A7 and High Island 37 oil and gas properties. We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(13)	Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013
Refinery Note	$8,755,089	$9,057,937
Notre Dame Debt	1,300,000	1,300,000
Capital Leases	483,682	-
Construction and Funding Agreement	-	5,747,330
	10,538,771	16,105,267
Less: Current portion of long-term debt	590,098	2,215,918
	$9,948,673	$13,889,349

Refinery Note.   The Refinery Note accrues interest at a rate of prime plus 2.25% (effective rate of 5.50% at September 30, 2014) and has a maturity date of October 1, 2028 (the “Maturity Date”).  LE’s obligations under the Refinery Note are secured by a Deed of Trust (the “Deed of Trust”) of even date with the Loan Agreement.  The Refinery Note is further secured by a Security Agreement (the “Security Agreement” and, together with the Loan Agreement, the Refinery Note and Deed of Trust, the “Refinery Loan Documents”) also of even date with the Refinery Note, which Security Agreement covers various items of collateral including a first lien on the Nixon Facility and general assets of LE.  The principal balance outstanding on the Refinery Note was $8,755,089 and $9,057,937 at September 30, 2014 and December 31, 2013, respectively.  Interest was accrued on the Refinery Note in the amount of $40,127 and $40,132 at September 30, 2014 and December 31, 2013, respectively.  See “Note (1) Organization – Operating Risks” of this report for additional disclosures related to the Refinery Note.

The Loan Agreement has Financial Maintenance Covenants.  As of December 31, 2013, we were in violation of the current ratio covenant in the Loan Agreement. However, the Waiver Agreement waives any default or event of default that may have occurred in relation to LE’s non-compliance with the Financial Maintenance Covenants and is effective through December 31, 2014. As of September 30, 2014 and the date of filing of this report, we were in compliance with the Financial Maintenance Covenants.  Accordingly, the Refinery Note has been classified as long-term on our consolidated balance sheets.

In October 2011, the Refinery Loan Documents were acquired by AFNB.  On September 1, 2013, AFNB and LE amended the Refinery Note (the “Note Modification Agreement”).  Pursuant to the Note Modification Agreement, the monthly principal and interest payment due under the Refinery Note is $75,310.  Other than modification of the payment terms under the Refinery Note, the terms under the Loan Agreement and the Refinery Note remain the same through the Maturity Date and the Refinery Loan Documents remain in full force and effect.

Notre Dame Debt.  LE entered into a loan with Notre Dame Investors, Inc. as evidenced by that certain promissory note in the original principal amount of $8,000,000, which is currently held by John Kissick (the “Notre Dame Debt”). The Notre Dame Debt accrues interest at a rate of 16% and is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the Nixon Facility and general assets of LE.  The principal balance outstanding on the Notre Dame Debt was $1,300,000 at September 30, 2014 and December 31, 2013.  Interest was accrued on the Notre Dame Debt in the amount of $1,222,360 and $1,066,784 at September 30, 2014 and December 31, 2013, respectively.  There are no financial maintenance covenants associated with the Notre Dame Debt.  The due date of the Notre Dame Debt was extended to July 1, 2016.

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

Pursuant to a Second Amendment to Promissory Note made effective October 1, 2014, the Notre Dame Debt was amended to extend the maturity date to July 1, 2016.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Leases.  Long-term capital lease obligations totaled $483,682 and $0 at September 30, 2014 and December 31, 2013. The following is a summary of equipment held under long-term capital leases:

	September 30,	December 31,
	2014	2013
Cost	$537,130	$-
Less: Accumulated depreciation	-	-
	$537,130	$-

On August 7, 2014, we entered into a 36 month “build-to-suit” capital lease for the purchase of new boiler equipment for the Nixon Facility. The cost of the equipment has been added to construction in progress until it has been completed, delivered, and placed into service.  Depreciation will begin once the equipment has been placed into service.  The equipment is estimated to be completed and delivered in December 2014. The long-term capital lease obligation requires a monthly payment of $14,332 per month. However, until the equipment is delivered, we are required to make payments of $7,159 per month.

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

The principal balance outstanding on the Construction and Funding Agreement was $0 and $5,747,330 at September 30, 2014 and December 31, 2013, respectively.  Interest was accrued on the Construction and Funding Agreement in the amount of $0 and $700,597 at September 30, 2014 and December 31, 2013, respectively.  As a result of LE’s repayment of all amounts due and owing to Milam pursuant to the Construction and Funding Agreement, LE shall now receive up to 80% of the Gross Profits as LE’s Profit Share under the Joint Marketing Agreement.  In addition, Milam shall release all liens on the Nixon Facility.  See “Part I, Item 1. Financial Statements - Note (22) Commitments and Contingencies” of this report for additional disclosures related to the Construction and Funding Agreement and our relationship with Genesis.

(14)	Stock Options

Blue Dolphin’s Board established a 2000 Stock Incentive Plan that was subsequently approved by Blue Dolphin’s stockholders on May 18, 2000.  As a result of Blue Dolphin’s reverse merger with LE, all employees of Blue Dolphin became employees of LEH effective February 15, 2012.  Therefore, all options outstanding for Blue Dolphin employees were cancelled 90 days following the effective date of the reverse merger.  At September 30, 2014, there were no options outstanding, no options exercisable or no shares of common stock reserved for issuance under the 2000 Stock Incentive Plan.

(15)	Treasury Stock

In March, 2013, BDEX completed a non-cash transaction to dispose of its 7% undivided working interest in an oil property located in Indonesia (“Indonesia”) pursuant to a Sale and Purchase Agreement with Blue Sky Langsa, Ltd. (“Blue Sky”) dated November 6, 2012.   Blue Sky’s consideration to BDEX for Indonesia was 150,000 shares of Common Stock, which represented a recovery of a significant portion of the 342,857 shares of Common Stock BDEX paid Blue Sky to acquire Indonesia in 2010. The 150,000 shares of Common Stock acquired from Blue Sky are being held as treasury stock.  As of September 30, 2014 and December 31, 2013, we had 150,000 shares of treasury stock.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Sales by Product. All of our refined petroleum products are currently sold in the United States. The following table summarizes the percentages of all refined petroleum products sales to total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
LPG mix	0.2%	0.0%	0.2%	0.0%
Naphtha	21.8%	24.3%	23.0%	25.6%
Jet fuel	29.6%	4.8%	23.3%	1.6%
NRLM	0.0%	44.9%	15.8%	48.2%
Oil-based mud blendstock	25.1%	0.0%	12.7%	0.0%
Atmospheric gas oil	23.3%	26.0%	25.0%	24.5%
Reduced crude	0.0%	0.0%	0.0%	0.1%
	100.0%	100.0%	100.0%	100.0%

On May 31, 2014, the Nixon Facility discontinued production of Non-Road, Locomotive and Marine diesel (“NRLM,” also commonly referred to as low-sulfur diesel).  On June 1, 2014, the Nixon Facility began producing oil-based mud blendstock, a non-fuel petroleum product.  The shift in product slate from NRLM to oil-based mud blendstock was the result of an Environmental Protection Agency (“EPA”) mandate originally instituted in June 2004 and amended in December 2009 that required a reduction in the sulfur content found in all transportation related diesel fuels. Specific provisions of the EPA standards, as revised, required NRLM produced by small refiners to meet a maximum specification of 15 parts per million of sulfur by June 1, 2014.  The Nixon Facility is currently not equipped to produce transportation related products at the EPA’s lower sulfur content standard.

The Nixon Facility began producing jet fuel in mid-September 2013.  Jet fuel is produced by separating the distillate stream into kerosene and diesel and blending the kerosene with a portion of the heavy naphtha stream.  Production of jet fuel, which is considered a higher value product, significantly upgrades the value of the naphtha component.

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

We are currently under a ten-year lease agreement expiring in 2017 for office space in downtown Houston, Texas, which serves as our company headquarters.  We are committed to pay a portion of the related actual operating expenses under the lease agreement, which includes free rent periods or escalating rent payment provisions.  We recognize rent expense under such arrangements on a straight-line basis. For the three months ended September 30, 2014 and 2013, rent expense for the office lease was $26,129 and $25,161, respectively. For the nine months ended September 30, 2014 and 2013, rent expense for the office lease was $77,787 and $76,382, respectively.

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

Section 382 of the Internal Revenue Code imposes a limitation on the use of Blue Dolphin’s NOLs generated prior to the reverse merger.  The amount of NOLs subject to such limitation is approximately $18.8 million, of which approximately $1.9 million is projected to be utilized for the nine months ended September 30, 2014.  NOLs generated subsequent to the reverse merger through December 31, 2013 of approximately $14.9 million are not subject to any such limitation. Approximately $5.7 million of the post-merger NOLs are projected to be utilized for the nine months ended September 30, 2014.  As of September 30, 2014 and December 31, 2013, our deferred tax assets were fully reserved against due to the uncertainty of their use as a result of net losses prior to 2014.

For the three months ended September 30, 2014 and 2013, income tax expense was $22,199 and $0, respectively. Income tax expense related to state and federal income tax.  The federal income tax generated of $1,395 was the result of alternative minimum tax.

For the nine months ended September 30, 2014 and 2013, income tax expense was $298,792 and $0, respectively. Income tax expense related to state and federal income tax.  The federal income tax generated of $152,759 was the result of alternative minimum tax.

The State of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin revenue to replace the state of Texas’ prior franchise tax structure. Although TMT is imposed on an entity’s gross profit revenue rather than on its net income, certain aspects of TMT make it similar to an income tax.  At September 30, 2014, we accrued $146,033 in TMT.

(19)	Earnings Per Share

The following table provides reconciliation between basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$816,047	$(2,080,737)	$8,448,877	$(7,951,078)
Basic and diluted income (loss) per share	$0.08	$(0.20)	$0.81	$(0.76)
Basic and Diluted
Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	10,446,218	10,421,731	10,439,684	10,450,906

Diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the three and nine months ended September 30, 2014 is the same as there were no stock options or other dilutive instruments outstanding.  Diluted EPS for the three and nine months ended September 30, 2013 excludes stock options outstanding as they would be anti-dilutive.

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

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair values at September 30, 2014 and December 31, 2013 due to their short-term maturities. The fair value of our long-term debt and short-term notes payable at September 30, 2014 and December 31, 2013 was $12,334,473 and $16,117,151, respectively. The fair value of our debt was determined using a Level 3 hierarchy.

The following table represents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and the basis for that measurement:

		Fair Value Measurement at September 30, 2014 Using
Financial assets (liabilities):	Carrying Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity contracts	$(19,200)	$(19,200)	$-	$-

		Fair Value Measurement at December 31, 2013 Using
Financial assets (liabilities):	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity contracts	$6,950	$6,950	$-	$-

Carying amounts of commodity contracts executed by Genesis are reflected as other current assets or other current liabilities in our consolidated balance sheets.

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

As of September 30, 2014, we had the following obligations based on futures contracts of refined petroleum products and crude oil that were entered into as economic hedges through Genesis. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in barrels):

Inventory positions (futures):	2014	2015	2016
Refined petroleum products and crude oil -net short positions	45,000	-	-

The following table provides the location and fair value amounts of derivative instruments that are reported in our consolidated balance sheets at September 30, 2014 and December 31, 2013:

		Fair Value
		September 30,
Asset Derivatives	Balance Sheets Location	2014	2013
Commodity contracts	Prepaid expenses and other current assets (accrued expenses and other current liabilities)	$(19,200)	$6,950

The following table provides the effect of derivative instruments in our consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

		Gain (Loss) Recognized
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives	Statements of Operations Location	2014	2013	2014	2013
Commodity contracts	Cost of refined products sold	$396,271	$(297,179)	$(12,438)	$(330,320)

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(22)	Commitments and Contingencies

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

The principal balance outstanding on the Construction and Funding Agreement was $0 and $5,747,330 at September 30, 2014 and December 31, 2013, respectively.  As a result of LE’s repayment of all amounts due and owing to Milam pursuant to the Construction and Funding Agreement, LE receives up to 80% of the Gross Profits as LE’s Profit Share under the Joint Marketing Agreement and Milam is obligated to release all liens on the Nixon Facility.

Master Easement Agreement - BDPL and FLNG

On October 30, 2014, FLNG Land, II, Inc., a Delaware corporation (“FLNG”) exercised its option to make a second payment of $250,000 to BDPL pursuant to a Master Easement Agreement (the “Master Easement Agreement”) dated December 11, 2013 (the “Effective Date”).  Under the Master Easement Agreement, BDPL is providing FLNG with: (i) uninterrupted pedestrian and vehicular ingress and egress to and from State Highway 332, across the certain property of BDPL to certain property of FLNG (the “Access Easement”) and (ii) a pipeline easement and right of way across certain property of BDPL to certain property owned by FLNG (the “Pipeline Easement” and together with the Access Easement, the “Easements”).  FLNG paid BDPL $250,000 on the Effective Date as initial consideration for the grant of the Easements.

FLNG’s second payment of $250,000 will result in FLNG making annual payments in the amount of $500,000 to BDPL in October of each year for a minimum of five (5) years.  One year after the final annual payment of $500,000 is made to BDPL, FLNG will begin paying to BDPL annual payments of $10,000 for so long as FLNG desires to use the Access Easement.

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

(23)           Subsequent Events

Master Easement Agreement - BDPL and FLNG

On October 30, 2014, FLNG made a second payment of $250,000 to BDPL. Such second payment of $250,000 will result in FLNG making annual payments in the amount of $500,000 to BDPL in October of each year for a minimum of five (5) years.  One year after the final annual payment of $500,000 is made to BDPL, FLNG will begin paying to BDPL annual payments of $10,000 for so long as FLNG desires to use the Access Easement.  See “Note (22) Commitments and Contingencies” of this report for additional disclosures related to the Master Easement Agreement.

Remainder of Page Intentionally Left Blank

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the risk factors, unaudited consolidated financial statements and notes included hereto, as well as the audited consolidated financial statements and notes thereto included in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013  and previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014.  In this document, the words “Blue Dolphin,” “we,” “us” and “our” refer to Blue Dolphin Energy Company and its subsidiaries.

Forward Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, and in particular under the sections entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements.

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

Refinery Operations

Our primary business is the refining of crude oil and condensate into marketable finished and intermediate products at the Nixon Facility, which has a current operating capacity of approximately 15,000 barrels (“bbls”) per day (“bpd”). The Nixon Facility consists of a distillation unit, naphtha stabilizer unit, depropanizer unit, jet fuel treater, approximately 120,000 bbls of crude oil storage capacity, approximately 178,000 bbls of refined product storage capacity and related loading and unloading facilities and utilities.

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

Pipeline Transportation

Our pipeline transportation operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines, as well as leasehold interests in oil and natural gas properties, in the U.S. Gulf of Mexico. Our pipeline transportation operations represented less than 1% of total revenue for the three and nine months ended September 30, 2014 and 2013.

Owned and Leased Assets

We own, lease, and have leasehold interests in the properties listed below:

Property	Business Segment(s)	Acres	Owned / Leased	Location
Nixon Facility	Refinery Operations	56	Owned	Nixon, Wilson County, Texas
Freeport Facility	Pipeline Transportation	193	Owned	Freeport, Brazoria County, Texas
Pipelines and Oil and Gas Properties	Pipeline Transportation	--	Owned, Leasehold Interests	U.S. Gulf of Mexico
Corporate Headquarters	Corporate and Other	--	Lease	Houston, Harris County, Texas

LEH manages and operates all of our properties and is reimbursed for their management and operation under the Operating Agreement.  We believe that our properties are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business.

Key Operating Statistics

Key operational statistics for our core business segment, refinery operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Nixon Facility
Operating days	78	90	252	265

Total refinery throughput(1)
bbls	849,402	979,807	2,909,669	2,967,469
bpd	10,890	10,887	11,546	11,198
Capacity utilization rate	73%	73%	77%	75%

Total refinery production
bbls	831,771	963,645	2,855,054	2,906,873
bpd	10,664	10,707	11,330	10,969
Capacity utilization rate	71%	71%	76%	73%

(1)	Total refinery throughput includes crude oil and condensate and other feedstocks.

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

The principal balance outstanding on the Construction and Funding Agreement was $0 and $5,747,330 at September 30, 2014 and December 31, 2013, respectively.  As a result of LE’s repayment of all amounts due and owing to Milam pursuant to the Construction and Funding Agreement, LE receives up to 80% of the Gross Profits as LE’s Profit Share under the Joint Marketing Agreement and Milam is obligated to release all liens on the Nixon Facility.  See “Part I, Item 1. Financial Statements - Note (22) Commitments and Contingencies” of this report for additional disclosures related to our relationship with Genesis.

Results of Operations

Three Months Ended September 30, 2014 (the "Current Quarter") Compared to Three Months Ended September 30, 2013 (the "Prior Quarter").

Nixon Facility Operational Update.  The Nixon Facility, which was refurbished and began operations in February 2012, has been operating for approximately two and a half years.  The safe and reliable operation of the Nixon Facility is key to our financial performance and results of operations.  Downtime may result in lost margin opportunity, increased maintenance expense, and a reduction in cash available for payment of our obligations.

The Nixon Facility operated for a total of 78 days at 73% of operating capacity during the Current Quarter compared to a total of 90 days at 73% of operating capacity during the Prior Quarter.  This represented 12 fewer operating days in the Current Quarter compared to the Prior Quarter.  The Nixon Facility experienced 14 calendar days of downtime in the Current Quarter primarily related to repair of an overhead accumulator compared to two calendar days of downtime in the Prior Quarter for non-routine maintenance.

Summary. For the Current Quarter, we reported net income of $816,047, or an income of $0.08 per share, compared to a net loss of $2,080,737, or a loss of $0.20 per share, for the Prior Quarter.  The net income in the Current Quarter was primarily attributable to favorable refining margins and improved product mix related to jet fuel production.

Total Revenue from Operations. For the Current Quarter, we had total revenue from operations of $87,903,657 compared to total revenue from operations of $106,620,393 for the Prior Quarter.  The nearly 18% decrease in total revenue from operations was primarily the result of operating 12 fewer days and having lower refined product sales in the Current Quarter compared to the Prior Quarter.  Substantially all of our revenue in the Current Quarter came from refined product sales, which generated revenue of $87,846,757, or more than 99% of total revenue from operations, compared to $106,541,284, or more than 99% of total revenue from operations, in the Prior Quarter.

Cost of Refined Products Sold. Cost of refined petroleum products sold was $83,876,239 for the Current Quarter compared to $105,314,208 for the Prior Quarter.  The approximate 20% decrease in cost of refined products sold was primarily the result of a decrease in the average price of crude oil and operating 12 fewer days in the Current Quarter compared to the Prior Quarter.

Refinery Operating Expenses. We recorded refinery operating expenses of $2,496,514 in the Current Quarter, all of which were for services provided to us by LEH to manage and operate Blue Dolphin’s assets pursuant to the Operating Agreement with LEH.  For the Prior Quarter, we recorded refinery operating expenses of $2,629,518.  The approximate 5% decrease in refinery operating expenses in the Current Quarter compared to the Prior Quarter was primarily the result of a decline in total refinery production.  See “Part I, Item 1. Financial Statements - Note (9), Accounts Payable, Related Party” of this report for additional disclosures related to the Operating Agreement.

General and Administrative Expenses. We incurred general and administrative expenses of $253,437 in the Current Quarter compared to $387,100 in the Prior Quarter.  The nearly 35% decrease in general and administrative expenses in the Current Quarter compared to the Prior Quarter was primarily related to lower consulting, legal and audit expenses.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $393,871 in the Current Quarter compared to $337,156 in the Prior Quarter.  The nearly 17% increase in depletion, depreciation and amortization expenses for the Current Quarter compared to the Prior Quarter primarily related to depreciable refinery assets placed in service.

Other Income. We recognized $282,516 in tank rental and easement revenue in the Current Quarter compared to $278,349 in the Prior Quarter.  The approximate 2% increase in tank rental and easement revenue in the Current Quarter compared to the Prior Quarter was primarily a result of slightly higher tank rental revenue.

Nine Months Ended September 30, 2014 (the "Current Nine Months") Compared to Nine Months Ended September 30, 2013 (the "Prior Nine Months").

Nixon Facility Operational Update.  The Nixon Facility, which was refurbished and began operations in February 2012, has been operating approximately two and a half years. The safe and reliable operation of the Nixon Facility is key to our financial performance and results of operations.  Downtime may result in lost margin opportunity, increased maintenance expense, and a reduction in cash available for payment of our obligations.

The Nixon Facility operated for a total of 252 days at 77% of operating capacity during the Current Nine Months compared to a total of 265 days at 75% of operating capacity during the Prior Nine Months.  This represented 13 fewer operating days in the Current Nine Months compared to the Prior Nine Months.  The Nixon Facility experienced 21 calendar days of downtime in the Current Nine Months related to a planned maintenance turnaround and repair of an overhead accumulator compared to 8 calendar days of downtime in the Prior Nine Months for a planned maintenance turnaround.

Summary.  For the Current Nine Months, we reported net income of $8,448,877, or an income of $0.81 per share, compared to a net loss of $7,951,078 or a loss of $0.76 per share, for the Prior Nine Months.  The increase in net income in the Current Nine Months was primarily attributable to favorable refining margins and improved product mix related to jet fuel production.

Total Revenue from Operations. For the Current Nine Months, we had total revenue from operations of $311,117,774 compared to total revenue from operations of $320,254,921 for the Prior Nine Months.   The nearly 3% decrease in total revenue from operations was primarily the result of decreased total refinery throughput in the Current Nine Months compared to the Prior Nine Months. Substantially all of our revenue in the Current Nine Months came from refined product sales, which generated revenue of $310,938,981, or more than 99% of total revenue from operations, compared to $320,025,559, or more than 99% of total revenue from operations, in the Prior Nine Months.

Cost of Refined Products Sold. Cost of refined petroleum products sold was $292,154,207 for the Current Nine Months compared to $317,508,586 for the Prior Nine Months.  The 8% decrease in cost of refined products sold was primarily the result of a decrease in the average price of crude oil and operating fewer days in the Current Nine Months compared to the Prior Nine Months.

Refinery Operating Expenses. We recorded refinery operating expenses of $8,092,738 in the Current Nine Months, all of which were for services provided to us by LEH to manage and operate Blue Dolphin’s assets pursuant to the Operating Agreement with LEH.  For the Prior Nine Months, we recorded refinery operating expenses of $8,099,371.  See “Part I, Item 1. Financial Statements - Note (9), Accounts Payable, Related Party” of this report for additional disclosures related to the Operating Agreement.

General and Administrative Expenses. We incurred general and administrative expenses of $1,049,981 in the Current Nine Months compared to $1,333,203 in the Prior Nine Months.  The more than 21% decrease in general and administrative expenses in the Current Nine Months compared to the Prior Nine Months was primarily related to lower consulting, legal and audit expenses.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $1,175,643 in the Current Nine Months compared to $997,671 in the Prior Nine Months.  The approximate 18% increase in depletion, depreciation and amortization expenses for the Current Nine Months compared to the Prior Nine Months primarily related to depreciable refinery assets placed in service.

Other Income. We recognized $1,055,882 in tank rental and easement revenue in the Current Nine Months compared to $835,048 in the Prior Nine Months.  The approximate 26% increase in tank rental and easement revenue in the Current Nine Months compared to the Prior Nine Months was primarily a result of fees received from FLNG Land, II, Inc., a Delaware corporation (“FLNG”), pursuant to a Master Easement Agreement whereby BDPL is providing FLNG with uninterrupted pedestrian and vehicular ingress and egress to and from State Highway 332, across the certain property of BDPL to certain property of FLNG.

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

Management uses EBITDA, a non-GAAP financial measure, to assess the operating results and effectiveness of our business segments, which consist of our consolidated businesses and investments. We believe EBITDA is useful to our investors because it allows them to evaluate our operating performance using the same performance measure analyzed internally by management. Net income (loss) is adjusted for income taxes, interest expense (or income), depletion, depreciation, and amortization. Management excludes these items so that investors may evaluate our current operating results without regard to our financing methods or capital structure. We understand that EBITDA may not be comparable to measurements used by other companies. Additionally, EBITDA should be considered in conjunction with net income (loss) and other performance measures such as operating cash flows.

For the Current Quarter, our Refinery Operations business segment had EBITDA of $1,773,357 compared to a negative EBITDA of $1,142,267 for the Prior Quarter.  For the Current Nine Months, our Refinery Operations business segment had EBITDA of $11,495,160 compared to a negative EBITDA of $4,765,377 for the Prior Nine Months.  Following is a reconciliation of EBITDA and identifiable assets by business segment for the three and nine months ended September 30, 2014 (and at September 30, 2014) and the three and nine months ended September 30, 2013 (and at September 30, 2013):

	Three Months Ended September 30, 2014
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$87,846,757	$56,900	$-	$87,903,657
Operation cost(1)(2)(3)	(86,355,916)	(110,872)	(274,674)	(86,741,462)
Other non-interest income	282,516	-	-	282,516
EBITDA	$1,773,357	$(53,972)	$(274,674)	$1,444,711
Depletion, depreciation and amortization				(393,871)
Interest expense, net				(212,594)
Income before income taxes				$838,246
Capital expenditures	$815,849	$-	$-	$815,849
Identifiable assets (4)	$57,520,835	$2,998,619	$523,533	$61,042,987

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory. Cost of refined products sold within operation cost includes a realized gain of $466,821 and an unrealized loss of $70,550.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

	Three Months Ended September 30, 2013
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$106,541,284	$79,109	$-	$106,620,393
Operation cost(1)(2)(3)	(107,961,900)	(114,105)	(340,612)	(108,416,617)
Other non-interest income	278,349	-	-	278,349
EBITDA	$(1,142,267)	$(34,996)	$(340,612)	$(1,517,875)
Depletion, depreciation and amortization				(337,156)
Interest expense, net				(225,706)
Loss before income taxes				$(2,080,737)
Capital expenditures	$356,889	$-	$-	$356,889
Identifiable assets(4)	$48,925,380	$1,569,005	$844,334	$51,338,719

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory.  Cost of refined products sold within operation cost includes a realized loss of $378,899 and an unrealized gain of $81,720.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

	Nine Months Ended September 30, 2014
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$310,938,981	$178,793	$-	$311,117,774
Operation cost(1)(2)(3)	(300,291,370)	(355,645)	(973,154)	(301,620,169)
Other non-interest income	847,549	208,333	-	1,055,882
EBITDA	$11,495,160	$31,481	$(973,154)	$10,553,487
Depletion, depreciation and amortization				(1,175,643)
Interest expense, net				(630,175)
Income before income taxes				$8,747,669
Capital expenditures	$1,145,720	$-	$-	$1,145,720
Identifiable assets(4)	$57,520,835	$2,998,619	$523,533	$61,042,987

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory. Cost of refined products sold within operation cost includes a realized gain of $13,712 and an unrealized loss of $26,150.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

	Nine Months Ended September 30, 2013
	Segment
	Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total
Revenues	$320,025,559	$229,362	$-	$320,254,921
Operation cost(1)(2)(3)	(325,625,984)	(433,065)	(1,198,664)	(327,257,713)
Other non-interest income	835,048	-	-	835,048
EBITDA	$(4,765,377)	$(203,703)	$(1,198,664)	$(6,167,744)
Depletion, depreciation and amortization				(997,671)
Interest expense, net				(785,663)
Loss before income taxes				$(7,951,078)
Capital expenditures	$1,244,859	$-	$-	$1,244,859
Identifiable assets(4)	$48,925,380	$1,569,005	$844,334	$51,338,719

(1)	“Refinery Operations” and “Pipeline Transportation” include an allocation of general and administrative expenses based on respective revenue.
(2)
“Refinery Operations” includes the effect of economic hedges on our refined petroleum products and crude oil inventory.  Cost of refined products sold within operation cost includes a realized loss of $627,340 and an unrealized gain of $297,020.

(3)	“Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees and legal expense.
(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable and recorded net assets.

Remainder of Page Intentionally Left Blank

Critical Accounting Policies

Long-Lived Assets.

Refinery and Facilities. Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance, including maintenance turnarounds, are expensed as incurred and included in the Operating Agreement with LEH (see “Part I, Item 1. Financial Statements – Note (9) Accounts Payable, Related Party” of this report for additional disclosures related to the Operating Agreement). Management expects to continue making improvements to the Nixon Facility based on technological advances.

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

Management has evaluated the FASB ASC guidance related to asset retirement obligations (“AROs”) for our refinery and facilities. Management has concluded that there is no legal or contractual obligation to dismantle or remove the refinery and facilities. Further, management believes that these assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques. We did not record any impairment of our refinery and facilities for the three and nine months ended September 30, 2014 and 2013.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis. Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Our U.S. Gulf of Mexico oil and gas properties were uneconomical for the three and nine months ended September 30, 2014 and 2013.  All leases associated with our U.S. Gulf of Mexico oil and gas properties have expired.

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

Tank rental fees are invoiced monthly in accordance with the terms of the related lease agreement and recognized in other income.  Land easement revenue is recorded monthly and included in other income.

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

Recently Adopted Accounting Guidance

The guidance issued by the FASB during the three and nine months ended September 30, 2014 is not expected to have a material effect on our consolidated financial statements.

Remainder of Page Intentionally Left Blank

Liquidity and Capital Resources

Sources and Uses of Cash.

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
Cash flow from operations
Adjusted income (loss) from continuing operations	$1,347,320	$(1,738,670)	$9,913,956	$(6,979,741)
Change in assets and current liabilities	(480,266)	333,837	(3,701,165)	2,419,194
Total cash flow from operations	867,054	(1,404,833)	6,212,791	(4,560,547)
Cash inflows (outflows)
Proceeds from issuance of long-term debt	-	2,045,420	-	5,750,611
Payments on long term debt	(156,230)	-	(6,103,131)	(60,876)
Capital expenditures	(815,849)	(356,889)	(1,145,720)	(1,244,859)
Proceeds from sale of assets	-	-	-	201,000
Proceeds from notes payable	-	-	2,000,000	15,032
Payments on notes payble	(153,699)	(149,705)	(216,182)	(206,445)
Total cash outflows	(1,125,778)	1,538,826	(5,465,033)	4,454,463
Total change in cash flows	$(258,724)	$133,993	$747,758	$(106,084)

Our available cash was $1,182,475 and $434,717 at September 30, 2014 and December 31, 2013, respectively.  We are currently relying on our profit share, GEL and LEH to fund our working capital requirements. As of September 30, 2014, we repaid all amounts advanced under the Construction and Funding Agreement. In accordance with the Joint Marketing Agreement, once the obligations under the Construction and Funding Agreement have been paid in full, the respective share of Gross Profits paid out to LE and Genesis reverses whereby LE receives a majority of the Gross Profits as its share under the Joint Marketing Agreement. The increase in LE’s Profit Share will subsequently lead to higher cash flow generation, liquidity, ability to fund working capital requirements, and an overall stronger financial position.

We are dedicated to maintaining safe, efficient and reliable refinery operations, improving liquidity and profitability, and focusing on safety and environmental stewardship.   In 2014, we plan to: (i) improve process safety management (“PSM”) standards and develop a PSM program at the Nixon Facility, which is designed to address all aspects of Occupational Safety and Health Administration guidelines for developing and maintaining a comprehensive PSM program, (ii) significantly increase our production of and expand our customer base for jet fuel, and (iii) continue with refurbishment of key components of the Nixon Facility, including the naphtha stabilizer and depropanizer units, which we anticipate will improve the overall quality of the naphtha that we produce, allow higher recovery of lighter products that can be sold as a LPG mix, and increase the amount of throughput that can be processed by the Nixon Facility.  See “Part I, Item 1. Financial Statements - Note (10) Notes Payable” of this report for additional disclosures related to refurbishment of the naphtha stabilizer and depropanizer units.

We believe that our operational strategy will be sufficient to support our operations over the next 12 months.  However, our efforts depend on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit, and financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive, and other factors beyond our control.  There can be no assurance that our operational strategy will achieve the anticipated outcomes, or that GEL and/or LEH will continue to fund our working capital requirements during months in which we have operational losses.  In the event our operational strategy is not successful, or our working capital requirements are not funded by either our profit share, GEL, or LEH, then we may experience a significant and material adverse effect on our operating results, liquidity, and financial condition.  For risk factors related to working capital, liquidity and Nixon Facility downtime, see “Part I, Item 1A. Risk Factors” in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and “Part II, Item 1A. Risk Factors” in our previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014.

For the Current Quarter, we experienced positive cash flow from operations of $867,054.  For the Prior Quarter, we experienced negative cash flow from operations of $1,404,833. This represented an increase in cash flow from operations of $2,271,887 for the Current Quarter compared to the Prior Quarter, which was primarily due to improved refining margins.  For the Current Nine Months, we experienced positive cash flow from operations of $6,212,791.  For the Prior Nine Months, we experienced negative cash flow from operations of $4,560,547. This represented an increase in cash flow from operations of $10,773,338 for the Current Nine Months compared to the Prior Nine Months, which was primarily due to improved refining margins.

Payments on long-term debt in the Current Quarter and Prior Quarter totaled $156,230 and $0, respectively.   Payments on long-term debt in the Current Nine Months and Prior Nine Months totaled $6,103,131 and $60,876, respectively.  The principal balance owed to Milam under the Construction and Funding Agreement was $0 and $5,747,330, including deficit amounts, at September 30, 2014 and December 31, 2013, respectively.

Capital expenditures in the Current Quarter and Prior Quarter totaled $815,849 and $356,889, respectively.  Capital expenditures in the Current Nine Months and Prior Nine Months totaled $1,145,720 and $1,244,859, respectively.  Capital expenditures in both comparative periods primarily related to investments in the Nixon Facility.  We expect to fund additional capital expenditures at the Nixon Facility primarily through cash from operations or other borrowings.   On May 2, 2014, Lazarus Refining & Marketing, LLC (“LRM”) entered into a loan and security agreement with Sovereign Bank, a Texas state bank, for a term loan facility in the aggregate amount of $2.0 million (the “Sovereign Note”).  The proceeds of the Sovereign Note are being used primarily to finance costs associated with refurbishment of the Nixon Facility’s naphtha stabilizer and depropanizer units.  The principal balance outstanding on the Sovereign Note was $1,795,702 and $0 at September 30, 2014 and December 31, 2013, respectively.

Our U.S. Gulf of Mexico oil and gas properties were uneconomic for the three and nine months ended September 30, 2014 and 2013.  All leases associated with our U.S. Gulf of Mexico oil and gas properties have expired.  For the Current Quarter and Prior Quarter, we recognized $0 and $8, respectively, in abandonment expense related to our oil and gas properties.  For the Current Nine Months and Prior Nine Months, we recognized $0 and $51,360, respectively, in abandonment expense related to our oil and gas properties.  Abandonment expense in 2013 primarily related to plugging and abandonment costs associated with our High Island A-7 and High Island 37 oil and gas properties.  We will record additional plugging and abandonment costs for oil and gas properties as information becomes available from operators to substantiate actual and/or probable costs.

The principal balance outstanding on the Refinery Note was $8,755,089 and $9,057,937 at September 30, 2014 and December 31, 2013, respectively. On September 1, 2013, AFNB and LE agreed to amend the Refinery Note (the “Note Modification Agreement”).  Pursuant to the Note Modification Agreement, the monthly principal and interest payment due under the Refinery Note is $75,310.

The principal balance outstanding on the Notre Dame Debt was $1,300,000 at September 30, 2014 and December 31, 2013. There are no financial maintenance covenants associated with this debt.

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

Based on that evaluation, our Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.   Our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), require us to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three and nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and “Part II, Item 1A. Risk Factors” in our previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014.  These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  There have been no material changes in our assessment of our risk factors from those set forth in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014.

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

BLUE DOLPHIN ENERGY COMPANY

Date: November 14, 2014	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll
Chairman of the Board,
Chief Executive Officer, President,
Assistant Treasurer and Secretary
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd
Interim Chief Financial Officer,
Treasurer and Assistant Secretary
(Principal Financial Officer)