Form 10-Q
period 2015-06-30
BLUE DOLPHIN ENERGY CO
filed 2015-08-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock, par value $0.01 per share outstanding as of August 14, 2015:  10,453,802

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
FORM 10-Q REPORT INDEX

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blue Dolphin Energy Company & Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,508,514	$1,293,233
Restricted cash	4,296,327	1,008,514
Accounts receivable	7,145,207	8,340,303
Prepaid expenses and other current assets	422,443	771,458
Deposits	120,176	68,498
Inventory	3,844,533	3,200,651
Deferred tax assets, current portion, net	2,962,488	-
Total current assets	21,299,688	14,682,657

Total property and equipment, net	42,828,401	37,371,075
Restricted cash, noncurrent	13,500,000	-
Surety bonds	1,642,000	1,642,000
Debt issue costs, net	1,313,244	479,737
Trade name	303,346	303,346
Deferred tax assets, net	905,067	5,928,342

TOTAL ASSETS	$81,791,746	$60,407,157

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,325,103	$12,370,179
Accounts payable, related party	-	1,174,168
Notes payable	3,000,000	-
Asset retirement obligations, current portion	86,341	85,846
Accrued expenses and other current liabilities	1,638,730	2,783,704
Interest payable, current portion	62,303	56,039
Long-term debt, current portion	1,618,828	1,245,476
Deferred tax liabilities, net	-	168,236
Total current liabilities	19,731,305	17,883,648

Long-term liabilities:
Asset retirement obligations, net of current portion	1,886,413	1,780,924
Deferred revenues and expenses	605,085	691,525
Long-term debt, net of current portion	26,364,293	10,808,803
Long-term interest payable, net of current portion	1,377,940	1,274,789
Total long-term liabilities	30,233,731	14,556,041

TOTAL LIABILITIES	49,965,036	32,439,689

Commitments and contingencies (Note 22)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized;10,603,802 and
10,599,444 shares issued at June 30, 2015 and December 31, 2014, respectively)	106,038	105,995
Additional paid-in capital	36,738,737	36,718,781
Accumulated deficit	(4,218,065)	(8,057,308)
Treasury stock, 150,000 shares at cost	(800,000)	(800,000)
Total stockholders' equity	31,826,710	27,967,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,791,746	$60,407,157

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

REVENUE FROM OPERATIONS
Refined petroleum product sales	$58,839,160	$102,716,073	$119,906,222	$223,092,224
Tank rental revenue	286,892	282,516	573,784	565,032
Pipeline operations	35,562	67,862	73,957	121,893
Total revenue from operations	59,161,614	103,066,451	120,553,963	223,779,149

COST OF OPERATIONS
Cost of refined products sold	53,801,698	96,622,257	103,189,147	207,037,864
Refinery operating expenses	2,586,151	2,641,205	5,467,122	5,596,224
Joint Marketing Agreement profit share	938,661	1,240,104	3,377,298	1,240,104
Pipeline operating expenses	60,887	61,713	107,483	89,442
Lease operating expenses	14,098	6,820	21,414	13,996
General and administrative expenses	400,018	427,060	745,902	796,544
Depletion, depreciation and amortization	402,937	391,167	802,168	781,772
Accretion expense	52,720	53,731	105,935	104,533

Total cost of operations	58,257,170	101,444,057	113,816,469	215,660,479

Income from operations	904,444	1,622,394	6,737,494	8,118,670

OTHER INCOME (EXPENSE)
Easement, interest and other income	66,460	97,712	132,467	251,932
Interest expense	(732,296)	(207,379)	(940,371)	(461,179)
Total other expense	(665,836)	(109,667)	(807,904)	(209,247)

Income before income taxes	238,608	1,512,727	5,929,590	7,909,423

Income tax expense	(100,729)	(74,170)	(2,090,347)	(276,593)

Net income	$137,879	$1,438,557	$3,839,243	$7,632,830

Income per common share:
Basic	$0.01	$0.14	$0.37	$0.73
Diluted	$0.01	$0.14	$0.37	$0.73

Weighted average number of common shares outstanding:
Basic	10,450,210	10,441,695	10,449,829	10,436,363
Diluted	10,450,210	10,441,695	10,449,829	10,436,363

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

	2015	2014
OPERATING ACTIVITIES
Net income	$3,839,243	$7,632,830
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	802,168	781,772
Unrealized gain (loss) on derivatives	467,000	(44,400)
Deferred taxes	1,892,551	-
Amortization of debt issue costs	500,566	16,900
Accretion expense	105,935	104,533
Common stock issued for services	19,999	75,001
Changes in operating assets and liabilities
Restricted cash	(3,287,813)	(677,109)
Accounts receivable	1,195,096	5,350,253
Prepaid expenses and other current assets	349,015	33,704
Deposits and other assets	(1,385,751)	(492,053)
Inventory	(643,882)	(2,815,138)
Accounts payable, accrued expenses and other liabilities	(634,025)	(3,224,935)
Accounts payable, related party	(1,174,168)	(1,395,621)
Net cash provided by operating activities	2,045,934	5,345,737

INVESTING ACTIVITIES
Capital expenditures	(6,259,494)	(329,871)
Change in restricted cash, noncurrent	(13,500,000)	-
Net cash used in investing activities	(19,759,494)	(329,871)

FINANCING ACTIVITIES
Proceeds from issuance of debt	25,000,000	-
Payments on long-term debt	(9,071,159)	(5,946,901)
Proceeds from notes payable	3,000,000	2,000,000
Payments on notes payable	-	(62,483)
Net cash provided by (used in) financing activities	18,928,841	(4,009,384)
Net increase in cash and cash equivalents	1,215,281	1,006,482

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,293,233	434,717
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,508,514	$1,441,199
	-	-
Supplemental Information:
Non-cash operating activities
Surety bond funded by seller of pipeline interest	$-	$850,000
Non-cash investing and financing activities:
New asset retirement obligations	$-	$300,980
Interest paid	$353,833	$1,048,553
Income taxes paid	$95,000	$-

See accompanying notes to consolidated financial statements.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(1)	Organization

Nature of Operations

Blue Dolphin Energy Company (http://www.blue-dolphin-energy.com, referred to herein, with its predecessors and subsidiaries, as “Blue Dolphin,” “we,” “us” and “our”) is primarily an independent refiner and marketer of petroleum products.  Our primary asset is a 15,000 bpd crude oil and condensate processing facility that is located in Nixon, Texas (the “Nixon Facility”).  As part of our refinery business segment, we conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility.  We also own and operate pipeline assets and have leasehold interests in oil and gas properties. See “Note (4) Business Segment Information” of this report for further discussion of our business segments.

Structure and Management

We were formed as a Delaware corporation in 1986.  We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”), which owns approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). LEH manages and operates all of our properties pursuant to an Operating Agreement (the “Operating Agreement”).  Jonathan P. Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer and President of Blue Dolphin, as well as a majority owner of LEH.   See “Note (10) Accounts Payable, Related Party,” “Note (22) Commitments and Contingencies – Guaranty Fee Agreements” and “Note (23) Subsequent Events” of this report for additional disclosures related to the Operating Agreement, Jonathan P. Carroll, and LEH.

Our operations are conducted through the following operating subsidiaries:

●	Lazarus Energy, LLC, a Delaware limited liability company (“LE”);
●	Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”);
●	Blue Dolphin Pipe Line Company, a Delaware corporation;
●	Blue Dolphin Petroleum Company, a Delaware corporation; and
●	Blue Dolphin Services Co., a Texas corporation.

See "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Owned and Leased Assets” of this report for additional information regarding our operating subsidiaries.

(2)	Basis of Presentation

We have prepared our unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), as codified by the Financial Accounting Standards Board (the “FASB”) in its Accounting Standards Codification (“ASC”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements include Blue Dolphin and its subsidiaries. Significant intercompany transactions have been eliminated in the consolidation. In the opinion of management, such consolidated financial statements reflect all adjustments necessary to present fair consolidated statements of income, financial position and cash flows. We believe that the disclosures are adequate and the presented information is not misleading.  This report has been prepared in accordance with the SEC’s Form 10-Q instructions and therefore, certain information and footnote disclosures normally included in our annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations.

(3)	Significant Accounting Policies

The summary of significant accounting policies of Blue Dolphin is presented to assist in understanding our consolidated financial statements. Our consolidated financial statements and accompanying notes are representations of management who is responsible for its integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of our consolidated financial statements.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

Cash and Cash Equivalents

Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.  Cash and cash equivalents amounted to $2,508,514 and $1,293,233 at June 30, 2015 and December 31, 2014, respectively.

Restricted Cash

Restricted cash totaled $4,296,327 and $1,008,514 at June 30, 2015 and December 31, 2014, respectively. Restricted cash, noncurrent totaled $13,500,000 and $0 at June 30, 2015 and December 31, 2014, respectively. Restricted cash primarily represents: (i) a construction contingency account under which Sovereign Bank, a Texas state bank (“Sovereign”) will fund contingencies, a payment reserve account held by Sovereign as security for payments under a loan agreement, and (iii) a certificate of deposit held by Sovereign as security under a loan agreement.  Restricted cash, noncurrent, represents a disbursement account under which Sovereign will make payments for construction related expenses to build new petroleum storage tanks.  See “Note (11) Notes Payable” and “Note (14) Long-Term Debt” of this report for additional disclosures related to loan agreements with Sovereign.

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

Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the United States, the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor.  We had cash balances in excess of the FDIC insurance limit per depositor in the amount of $19,203,627 and $1,113,977 at June 30, 2015 and December 31, 2014, respectively.

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

Inventory

The nature of our business requires us to maintain inventory, which primarily consists of refined petroleum products and chemicals.  Inventory reflected for crude oil and condensate is nominal and represents line fill.  Our overall inventory is valued at lower of cost or market with costs being determined by the average cost method.  If the market value of our refined petroleum product inventories declines to an amount less than our average cost, we record a write-down of inventory and an associated impairment expense.  See “Note (7) Inventory” of this report for additional disclosures related to our inventory.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

Derivatives

We are exposed to commodity prices and other market risks including gains and losses on certain financial assets as a result of our inventory risk management policy.  Under our inventory risk management policy, Genesis Energy, LLC (“Genesis”) may, but is not required to, use commodity futures contracts to mitigate the change in value for certain of our refined petroleum product inventories subject to market price fluctuations. The physical inventory volumes are not exchanged and these contracts are net settled with cash.

Although these commodity futures contracts are not subject to hedge accounting treatment under FASB ASC guidance, we record the fair value of these Genesis hedges in our consolidated balance sheet each financial reporting period because of contractual arrangements with Genesis under which we are effectively exposed to the potential gains or losses. We recognize all commodity hedge positions as either current assets or current liabilities in our consolidated balance sheets and those instruments are measured at fair value. Changes in the fair value from financial reporting period to financial reporting period are recognized in our consolidated statements of income.  Net gains or losses associated with these transactions are recognized within cost of refined products sold in our consolidated statements of income using mark-to-market accounting.

See “Note (20) Fair Value Measurement” and “Note (21) Refined Petroleum Products Inventory Risk Management” of this report for additional disclosures related to derivatives.

Property and Equipment

Refinery and Facilities

Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance are expensed as incurred and are included as operating expenses under the Operating Agreement.  Management expects to continue making improvements to the Nixon Facility based on technological advances.

Refinery and facilities are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for refinery and facilities’ retirements and disposals, with the resulting gain or loss included in the consolidated statements of income.  For financial reporting purposes, depreciation of refinery and facilities is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities are placed in service.  We did not record any impairment of our refinery and facilities for the three and six months ended June 30, 2015 and 2014.

Oil and Gas Properties

We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method.  Our oil and gas properties had no production during the three and six  months ended June 30, 2015 and 2014.  All leases associated with our oil and gas properties have expired.

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

Construction in Progress

Construction in progress expenditures, which relate to refurbishment activities at the Nixon Facility, are capitalized as incurred. Depreciation begins once the asset is placed in service.

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

Debt Issue Costs

We have debt issue costs related to certain refinery and facilities debt. Debt issue costs are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related asset accounts and expensed as interest expense.  See “Note (9) Debt Issue Costs” of this report for additional disclosures related to debt issue costs.

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

Customers assume the risk of loss when title is transferred. Transportation, shipping, and handling costs incurred are included in cost of refined products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

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

Deferred Revenue

On February 5, 2014, we entered into an Asset Sale Agreement (the “Purchase Agreement”) with WBI Energy Midstream, LLC, a Colorado limited liability company (“WBI”), whereby we reacquired WBI’s 1/6th interest in the Blue Dolphin Pipeline System, the Galveston Area Block 350 Pipeline, and the Omega Pipeline (the “Pipeline Assets”) effective October 31, 2013.  Pursuant to the Purchase Agreement, WBI paid us $100,000 in cash, and a surety company $850,000 in cash as collateral for supplemental pipeline bonds for our benefit in exchange for the payment and discharge of any and all payables, claims, and obligations related to the Pipeline Assets.  We recorded the amount received for our benefit for the supplemental pipeline bonds as deferred revenue.  The deferred revenue is being recognized on a straight-line basis through December 31, 2018, the expected retirement date of the assets that the supplemental pipeline bonds secure.

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

The guidance also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

We recorded an ARO liability related to future asset retirement costs associated with dismantling, relocating, or disposing of our offshore platform, pipeline systems, and related onshore facilities, as well as for plugging and abandoning wells and restoring land and sea beds. We developed these cost estimates for each of our assets based upon regulatory requirements, structural makeup, water depth, reservoir characteristics, reservoir depth, equipment demand, current retirement procedures, and construction and engineering consultations.  Because these costs typically extend many years into the future, estimating future costs are difficult and require management to make judgments that are subject to future revisions based upon numerous factors, including changing technology, political, and regulatory environments. We review our assumptions and estimates of future abandonment costs on an annual basis.

See “Note (13) Asset Retirement Obligations” of this report for additional information related to our AROs.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

Computation of Earnings Per Share

We apply the provisions of FASB ASC guidance for computing earnings per share (“EPS”). The guidance requires the presentation of basic EPS, which excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The guidance requires dual presentation of basic EPS and diluted EPS on the face of our consolidated statements of income and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the earnings of the entity.

The number of shares related to options, warrants, restricted stock, and similar instruments included in diluted EPS is based on the “Treasury Stock Method” prescribed in FASB ASC guidance for computation of EPS. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and, for restricted stock, the amount of compensation cost attributed to future services that has not yet been recognized and the amount of any current and deferred tax benefit that would be credited to additional paid-in-capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock, and similar instruments is dependent on this average stock price and will increase as the average stock price increases.  See “Note (19) Earnings Per Share” for additional information related to EPS.

Stock-Based Compensation

In accordance with FASB ASC guidance for stock-based compensation, share-based payments to personnel, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in our consolidated statements of income over the service period (generally the vesting period).

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

New Pronouncements Issued but Not Yet Effective

In July 2015, FASB Issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  Current guidance requires an entity to measure inventory at the lower of cost or market.  Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.  Under ASU 2015-11, an entity should measure inventory at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Amendments under ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.  For public business entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not anticipate adoption of this guidance to have a material effect on our consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.  The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

On July 9, 2015, FASB approved a delay in the effective date of ASU 2014-09.  The effective date for public business entities is annual reporting periods beginning after December 15, 2017.  Public business entities would apply the new revenue standard to interim reporting periods after December 15, 2017.  As such, for a public business entity with a calendar year-end, ASU 2014-09 would be effective on January 1, 2018, for both its interim and annual reporting periods.  This represents a one-year deferral from the original effective date.  The new effective date guidance allows early adoption for all entities as of the original effective date (December 15, 2016).  We do not anticipate adoption of this guidance to have a material effect on our consolidated financial position, results of operations, cash flows or related disclosures.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issue costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issue costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted. We do not anticipate adoption of this guidance to have a material effect on our consolidated financial statements.

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

Business segment information for the three months ended June 30, 2015 and 2014 (and at June 30, 2015 and 2014), was as follows:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$59,126,052	$35,562	$-	$59,161,614	$102,998,589	$67,862	$-	$103,066,451
Less: cost of operations(1)	(56,504,401)	(127,704)	(283,467)	(56,915,572)	(99,326,771)	(122,263)	(363,751)	(99,812,785)
Other non-interest income(2)	-	62,500	-	62,500	-	83,333	-	83,333
Adjusted EBITDA	2,621,651	(29,642)	(283,467)	2,308,542	3,671,818	28,932	(363,751)	3,336,999
Less: JMA Profit Share(3)	(938,661)	-	-	(938,661)	(1,240,104)	-	-	(1,240,104)
EBITDA	$1,682,990	$(29,642)	$(283,467)		$2,431,714	$28,932	$(363,751)

Depletion, depreciation and amortization				(402,937)				(391,167)
Interest expense, net				(728,336)				(193,001)

Income before income taxes				$238,608				$1,512,727

Capital expenditures	$4,967,579	$-	$-	$4,967,579	$270,693	$-	$-	$270,693

Identifiable assets(4)	$74,957,208	$2,788,381	$4,046,157	$81,791,746	$53,458,327	$3,132,068	$528,110	$57,118,505

(1)
Operation cost within the “Refinery Operations” and “Pipeline Transportation” segments includes related general, administrative, and accretion expenses.  Operation cost within “Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees, and legal expense.

(2)
Other non-interest income primarily represents easement income from FLNG Land II, Inc. See “Note (22) Commitments and Contingencies – FLNG Master Easement Agreement” of this report for further discussion related to easement income.

(3)
The Joint Marketing Agreement profit share (the “JMA Profit Share”) represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement.  See “Note (22) Commitments and Contingencies – Genesis Agreements” and “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Genesis” of this report for further discussion related to the Joint Marketing Agreement.

(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable, and recorded net assets.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

Business segment information for the six months ended June 30, 2015 and 2014 (and at June 30, 2015 and 2014), was as follows:

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$120,480,006	$73,957	$-	$120,553,963	$223,657,256	$121,893	$-	$223,779,149
Less: cost of operations(1)	(108,763,871)	(181,616)	(691,515)	(109,637,002)	(212,695,349)	(244,773)	(698,480)	(213,638,602)
Other non-interest income(2)	-	125,000	-	125,000	-	208,333	-	208,333
Adjusted EBITDA	11,716,135	17,341	(691,515)	11,041,961	10,961,907	85,453	(698,480)	10,348,880
Less: JMA Profit Share(3)	(3,377,298)	-	-	(3,377,298)	(1,240,104)	-	-	(1,240,104)
EBITDA	$8,338,837	$17,341	$(691,515)		$9,721,803	$85,453	$(698,480)

Depletion, depreciation and amortization				(802,168)				(781,772)
Interest expense, net				(932,905)				(417,581)

Income before income taxes				$5,929,590				$7,909,423

Capital expenditures	$6,259,494	$-	$-	$6,259,494	$329,871	$-	$-	$329,871

Identifiable assets(4)	$74,957,208	$2,788,381	$4,046,157	$81,791,746	$53,458,327	$3,132,068	$528,110	$57,118,505

(1)
Operation cost within the “Refinery Operations” and “Pipeline Transportation” segments includes related general, administrative, and accretion expenses.  Operation cost within “Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees, and legal expense.

(2)
Other non-interest income primarily represents easement income from FLNG Land II, Inc. See “Note (22) Commitments and Contingencies – FLNG Master Easement Agreement” of this report for further discussion related to easement income.

(3)
The Joint Marketing Agreement profit share (the “JMA Profit Share”) represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement.  See “Note (22) Commitments and Contingencies – Genesis Agreements” and “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Genesis” of this report for further discussion related to the Joint Marketing Agreement.

(4)	Identifiable assets contain related legal obligations of each business segment including cash, accounts receivable, and recorded net assets.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2015	2014

Prepaid insurance	$217,969	$156,558
Prepaid related party operating expenses	168,074	-
Unrealized hedging gains	28,900	495,900
Prepaid listing fees	7,500	15,000
Prepaid professional fees	-	104,000

	$422,443	$771,458

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

(6)	Deposits

Deposits consisted of the following:

	June 30,	December 31,
	2015	2014

Equipment deposits	$100,463	$48,785
Utility deposits	10,250	10,250
Rent deposits	9,463	9,463

	$120,176	$68,498

(7)	Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2015	2014

Jet fuel	$1,890,450	$2,631,546
Naphtha	1,088,526	194,688
AGO	482,839	224,007
HOBM	176,738	124,176
Chemicals	156,685	-
Propane	23,708	-
Crude	19,041	19,041
LPG mix	6,546	7,193

	$3,844,533	$3,200,651

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2015	2014

Refinery and facilities	$37,371,819	$36,462,451
Pipelines and facilities	2,127,207	2,127,207
Onshore separation and handling facilities	325,435	325,435
Land	602,938	602,938
Other property and equipment	630,534	597,064
	41,057,933	40,115,095

Less: Accumulated depletion, depreciation, and amortization	(5,388,743)	(4,586,575)
	35,669,190	35,528,520

Construction in progress	7,159,211	1,842,555

	$42,828,401	$37,371,075

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

(9)	Debt Issue Costs

Debt issue costs, net of accumulated amortization, totaled $1,313,244 and $479,737 at June 30, 2015 and December 31, 2014, respectively.  Debt issue costs at June 30, 2015 related to loan agreements with Sovereign.  Debt issue costs at December 31, 2014 related to a loan agreement with American First National Bank.

Accumulated amortization totaled $5,695 and $211,244 at June 30, 2015 and December 31, 2014, respectively.  Amortization expense, which is included in interest expense, was $492,116 for the three months ended June 30, 2015, including $456,287 related to refinancing debt owed to American First National Bank. Amortization expense was $8,450 for the three months ended June 30, 2014. Amortization expense was $500,566 and $16,900 for the six months ended June 30, 2015 and 2014, respectively.

See “Note (14) Long-Term Debt” of this report for additional disclosures related to the loan agreements with Sovereign and American First National Bank.

(10)	Accounts Payable, Related Party

LEH manages and operates all of our properties pursuant to the Operating Agreement.  For services rendered, LEH receives reimbursements and fees as follows:

●
Reimbursements – For management and operation of all properties excluding the Nixon Facility, LEH is reimbursed at cost for all reasonable expenses incurred while performing the services.  Reimbursements are reflected within either prepaid expenses or accounts payable, related party in our consolidated balance sheets.  Amounts reimbursed to LEH are reflected in the appropriate asset or expense accounts in our consolidated statements of income.

●
Fees – For management and operation of the Nixon Facility, LEH receives fees: (i) in the form of weekly payments from GEL TEX Marketing, LLC (“GEL”) not to exceed $750,000 per month, (ii) $0.25 for each barrel processed at the Nixon Facility up to a maximum quantity of 10,000 barrels per day determined on a monthly basis, and (iii) $2.50 for each barrel processed at the Nixon Facility in excess of 10,000 barrels per day determined on a monthly basis.  In the normal course of business, we make estimates and assumptions related to amounts expensed for fees since actual amounts can vary depending upon production volumes. We then use the cumulative catch-up method to account for revisions in estimates, which may result in prepaid expenses or accounts payable, related party on our consolidated balance sheets.  Amounts expensed as fees are reflected as refinery operating expenses in our consolidated statements of income.

At June 30, 2015, we were in a prepaid position with respect to fees and reimbursements under the Operating Agreement.  Prepaid related party operating expenses totaled $168,074 and $0 at June 30, 2015 and December 31, 2014, respectively. Accounts payable, related party totaled $0 and $1,174,168 at June 30, 2015 and December 31, 2014, respectively.

For the three months ended June 30, 2015 and 2014, refinery operating expenses totaled $2,586,151 (approximately $2.83 per barrel of throughput) and $2,641,205 (approximately $2.73 per barrel of throughput), respectively.  For the six months ended June 30, 2015 and 2014, refinery operating expenses totaled $5,467,122 (approximately $2.76 per barrel of throughput) and $5,596,224 (approximately $2.72 per barrel of throughput), respectively.

The Operating Agreement expires upon the earliest to occur of: (a) the date of the termination of the Joint Marketing Agreement pursuant to its terms, (b) August 12, 2018, or (c) upon written notice of either party to the Operating Agreement of a material breach of the Operating Agreement by the other party.

See “Note (23) Subsequent Events” of this report for additional disclosures related to the Operating Agreement.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

(11)	Notes Payable

Notes payable consisted of the following:

	June 30,	December 31,
	2015	2014

Bridge Loan Due 2015	$3,000,000	$-

	$3,000,000	$-

Bridge Loan Due 2015

We entered into a Loan and Security Agreement with Sovereign as lender on June 22, 2015, for a short term note in the principal amount of $3.0 million (the “Bridge Loan Due 2015”).  The Bridge Loan Due 2015 matures in December 2015 and accrues interest at the greater of the Wall Street Journal Prime Rate plus 2.75% or 6.00%.  The Bridge Loan Due 2015 requires a monthly payment of interest with full payment of the outstanding principal due at maturity.  The principal balance outstanding on the Bridge Loan Due 2015 was $3,000,000 and $0 at June 30, 2015 and December 31, 2014, respectively.  Interest was accrued on the Bridge Loan Due 2015 in the amount of $15,000 and $0 at June 30, 2015 and December 31, 2014, respectively.

Proceeds of the Bridge Loan Due 2015 were used to purchase idle refinery equipment for the Nixon Facility. The Bridge Loan Due 2015 is secured by: (i) a first lien on the equipment being purchased, (ii) a $1.5 million certificate of deposit at Sovereign, (iii) assignment of an easement agreement on land in Freeport, Texas (iv) a second lien on all LRM assets (excluding accounts receivable and inventory), and (v) a second lien and deed of trust on the Nixon Facility.  The Bridge Loan Due 2015 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for credit facilities of this type.  Repayment of funds borrowed and interest accrued under the Bridge Loan Due 2015 is guaranteed by Blue Dolphin, LE, and Jonathan P. Carroll.  See “Note (22) Commitments and Contingencies – Guaranty Fee Agreements” of this report for additional disclosures related to the Bridge Loan Due 2015 and Jonathan P. Carroll.

(12)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2015	2014

Excise and income taxes payable	$978,926	$1,228,411
Transportation and inspection	195,000	190,000
Unearned revenue	157,861	252,500
Other payable	152,981	149,962
Board of director fees payable	61,429	345,000
Property taxes	60,502	-
Insurance	32,031	96,092
Genesis JMA Profit Share payable	-	521,739

	$1,638,730	$2,783,704

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

(13)	Asset Retirement Obligations

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

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with the dismantlement and abandonment in place of our pipelines and facilities, as well as the plugging and abandonment of our oil and gas properties.  We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the asset.

For the three and six months ended June 30, 2015 and 2014, we did not incur any abandonment expense related to our oil and gas properties. Plugging and abandonment costs for oil and gas properties and pipelines are recorded as information becomes available from operators to substantiate actual and/or probable costs.

AROs on a roll-forward basis were as follows:

	June 30,	December 31,
	2015	2014

Asset retirement obligations, at the beginning of the period	$1,866,770	$1,597,661
New asset retirement obligations and adjustments	49	300,980
Liabilities settled	-	(243,866)
Accretion expense	105,935	211,995
	1,972,754	1,866,770
Less: current portion of asset retirement obligations	(86,341)	(85,846)

Long-term asset retirement obligations, at the end of the period	$1,886,413	$1,780,924

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

(14)	Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2015	2014

Term Loan Due 2034	$25,000,000	$-
Notre Dame Debt	1,300,000	1,300,000
Term Loan Due 2017	1,294,955	1,638,898
Capital Leases	388,166	466,401
Refinery Note	-	8,648,980
	27,983,121	12,054,279
Less: current portion of long-term debt	(1,618,828)	(1,245,476)

	$26,364,293	$10,808,803

Term Loan Due 2034

We entered into a Loan and Security Agreement with Sovereign on June 22, 2015, as administrative agent and lender pursuant to a term loan in the principal amount of $25.0 million (the “Term Loan Due 2034”).  The Term Loan Due 2034 matures in June 2034, has a monthly payment of $185,289 plus interest, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%.  Pursuant to a construction rider in the Term Loan Due 2034, proceeds available for use have been placed in a disbursement account whereby Sovereign will make payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash, noncurrent in our consolidated balance sheets.  The principal balance outstanding on the Term Loan Due 2034 was $25,000,000 and $0 at June 30, 2015 and December 31, 2014, respectively.  Interest was accrued on the Term Loan Due 2034 in the amount of $37,500 and $0 at June 30, 2015 and December 31, 2014, respectively.

Proceeds of the Term Loan Due 2034 were used to refinance approximately $8.5 million of debt owed to American First National Bank under the Refinery Note.  Remaining proceeds will primarily be used to construct new petroleum storage tanks. The Term Loan Due 2034 is secured by: (i) a first lien on all Nixon Facility business assets (excluding accounts receivable and inventory), (ii) assignment of all Nixon Facility contracts, permits, and licenses, (iii) absolute assignment of Nixon Facility rents and leases, including tank rental income, (iv) a $1.0 million payment reserve account held by Sovereign, and (v) a pledge of $5.0 million of a life insurance policy on Jonathan P. Carroll.  The Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for credit facilities of this type.  Repayment of funds borrowed and interest accrued under the Term Loan Due 2034 is guaranteed by Blue Dolphin, LRM, Jonathan P. Carroll, and LEH.  See “Note (10) Accounts Payable, Related Party” and Note (22) Commitments and Contingencies – Guaranty Fee Agreements” of this report for additional disclosures related to the Term Loan Due 2034, Jonathan P. Carroll, and LEH.

Notre Dame Debt

We entered into a loan with Notre Dame Investors, Inc. as evidenced by a Promissory Note in the original principal amount of $8.0 million, which is currently held by John Kissick (the “Notre Dame Debt”). The Notre Dame Debt matures in July 2016, and accrues interest at a rate of 16.00%.  The principal balance outstanding on the Notre Dame Debt was $1,300,000 at June 30, 2015 and December 31, 2014.  Interest was accrued on the Notre Dame Debt in the amount of $1,377,940 and $1,274,789 at June 30, 2015 and December 31, 2014, respectively.

The Notre Dame Debt is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the Nixon Facility and general assets of LE.  There are no financial maintenance covenants associated with the Notre Dame Debt. Pursuant to a Subordination Agreement dated June 22, 2015, the holder of the Notre Dame Debt agreed to subordinate its interest and liens on the Nixon Facility and general assets of LE first in favor of Sovereign as holder of the Term Loan Due 2034 and second in favor of GEL.  See “Note (22) Commitments and Contingencies” of this report for additional disclosures related to the Genesis Agreements.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

Term Loan Due 2017

We entered into a Loan and Security Agreement with Sovereign on May 2, 2014, for a term loan facility in the principal amount of $2.0 million (the “Term Loan Due 2017”).  The Term Loan Due 2017 was amended on March 25, 2015, pursuant to a Loan Modification Agreement (the “Loan Modification Agreement”).  Under the Loan Modification Agreement, the interest rate was modified to be the greater of the U.S. Prime Rate plus 2.75% or 6.00% and the due date was extended to March 2017.  Pursuant to the Loan Modification Agreement, the monthly payment due under the Term Loan Due 2017 is $61,665 plus interest.  The principal balance outstanding on the Term Loan Due 2017 was $1,294,955 and $1,638,898 at June 30, 2015 and December 31, 2014, respectively.  Interest was accrued on the Term Loan Due 2017 in the amount of $6,475 and $8,470 at June 30, 2015 and December 31, 2014, respectively.

The proceeds of the Term Loan Due 2017 are being used primarily to finance costs associated with refurbishment of the Nixon Facility’s naphtha stabilizer and depropanizer units.  The Term Loan Due 2017 is: (i) subject to a financial maintenance covenant pertaining to debt service coverage ratio, (ii) secured by the assignment of certain leases of LRM and assets of LEH, and (iii) guaranteed by Jonathan P. Carroll.  See “Note (10) Accounts Payable, Related Party” and “Note (22) Commitments and Contingencies – Guaranty Fee Agreements” of this report for additional disclosures related to the Term Loan Due 2017, Jonathan P. Carroll, and LEH.

Capital Leases

We entered into a 36 month “build-to-suit” capital lease on August 7, 2014, for the purchase of new boiler equipment for the Nixon Facility.  The equipment was delivered in December 2014 and the cost was added to construction in progress.  Once placed in service, the equipment will be reclassified to refinery and facilities and depreciation will begin.  The capital lease requires a quarterly payment in the amount of $42,996.  Capital lease obligations totaled $388,166 and $466,401 at June 30, 2015 and December 31, 2014, respectively.  Interest was accrued on capital leases in the amount of $3,328 and $0 at June 30, 2015 and December 31, 2014, respectively.

The following is a summary of equipment held under long-term capital leases:

	June 30,	December 31,
	2015	2014

Boiler equipment	$538,598	$538,598
Less: accumulated depreciation	-	-

	$538,598	$538,598

Refinery Note

We entered into a Loan Agreement with First International Bank on September 29, 2008, in the principal amount of $10.0 million (the “Refinery Note”).  The Refinery Note was subsequently acquired by American First National Bank.  The Refinery Note matured in October 2028 and accrued interest at a rate based on the U.S. Prime Rate plus 2.25%.   The principal balance outstanding on the Refinery Note was $0 and $8,648,980 at June 30, 2015 and December 31, 2014, respectively.  Interest was accrued on the Refinery Note in the amount of $0 and $47,569 at June 30, 2015 and December 31, 2014, respectively.   All amounts due and outstanding under the Refinery Note were repaid in June 2015.

(15)	Treasury Stock

At June 30, 2015 and December 31, 2014, we had 150,000 shares of treasury stock.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

(16)	Concentration of Risk

Key Supplier

Under the Crude Oil and Supply Throughput Services Agreement dated August 12, 2011 (the “Crude Supply Agreement”), GEL is our exclusive supplier of crude oil and condensate.  We have the ability to purchase crude oil and condensate from other suppliers with the prior consent of GEL.  The initial term was to expire on August 12, 2014.  However, on October 30, 2013, we entered into a Letter Agreement Regarding Certain Advances and Related Agreements with GEL and Milam Services, Inc. (“Milam”)(the “October 2013 Letter Agreement”), effective October 24, 2013.  In accordance with the terms of the October 2013 Letter Agreement, we agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 12, 2019, unless sooner terminated by GEL with 180 days prior written notice.

Significant Customers

For the three months ended June 30, 2015, we had 5 customers that accounted for approximately 82% of our refined petroleum products sales.  These 5 customers represented approximately $5.2 million in accounts receivable at June 30, 2015.  For the three months ended June 30, 2014, we had 4 customers that accounted for approximately 85% of our refined petroleum products sales.  These 4 customers represented approximately $5.9 million in accounts receivable at June 30, 2014.

For the six months ended June 30, 2015, we had 3 customers that accounted for approximately 58% of our refined petroleum products sales.  These 3 customers represented approximately $3.2 million in accounts receivable at June 30, 2015.  For the six months ended June 30, 2014, we had 4 customers that accounted for approximately 86% of our refined petroleum products sales.  These 4 customers represented approximately $5.9 million in accounts receivable at June 30, 2014.

Refined Petroleum Product Sales

All of our refined petroleum products are currently sold in the United States. The following table summarizes total refined petroleum product sales by distillation (from light to heavy):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

LPG mix	$234,184	0.4%	$367,497	0.4%	$291,492	0.2%	$524,022	0.2%
Naphtha	13,413,484	22.7%	25,094,263	24.4%	26,829,683	22.4%	53,865,261	24.2%
Jet fuel	17,411,470	29.6%	19,602,651	19.1%	33,930,973	28.3%	39,637,642	17.8%
NRLM	-	0.0%	23,962,082	23.3%	-	0.0%	62,729,475	28.1%
HOBM	13,622,360	23.2%	7,227,076	7.0%	31,031,439	25.9%	7,227,076	3.2%
AGO	14,157,662	24.1%	26,462,504	25.8%	27,822,635	23.2%	59,108,748	26.5%

	$58,839,160	100.0%	$102,716,073	100.0%	$119,906,222	100.0%	$223,092,224	100.0%

On May 31, 2014, we ceased production of NRLM, a transportation-related diesel fuel product.  On June 1, 2014, we began producing heavy oil-based mud blendstock (“HOBM”), a non-transportation lubricant blend product.  The shift in product slate from NRLM to HOBM was the result of the Environmental Protection Agency’s (the “EPA’s”) phased-in requirements for small refineries to reduce the sulfur content in transportation-related diesel fuel, such as NRLM, to a maximum of 15 ppm sulfur by June 1, 2014.  “Topping units,” like the Nixon Facility, typically lack a desulfurization process unit to lower sulfur content levels within the range required by the EPA’s recently implemented fuel quality standards, and integration of such a unit generally requires additional permitting and significant capital upgrades.  We can produce and sell a low sulfur diesel as a feedstock to other refineries and blenders in the United States and as a finished petroleum product to other countries.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

(17)	Leases

Our company headquarters is located in downtown Houston, Texas.  We lease 13,878 square feet of office space, 7,389 square feet of which is used and paid for by LEH. The office lease has a 10 year term expiring in 2017, includes free rent periods and escalating rent payment provisions, and requires payment of a portion of related actual operating expenses.  Rent expense is recognized on a straight-line basis.   For the three months ended June 30, 2015 and 2014, rent expense totaled $57,060 and $25,829, respectively. For the six months ended June 30, 2015 and 2014, rent expense totaled $82,889 and $51,658, respectively.

(18)	Income Taxes

Income Tax Expense

Our income tax expense consisted of the following:

	Three Months June 30,		Six Months June 30,
	2015	2014	2015	2014

Current:
Federal	$(14,038)	$30,812	$85,243	$151,364
State	29,701	43,358	112,554	125,229
Deferred:
Federal	85,066	-	1,892,550	-
State	-	-	-	-

	$100,729	$74,170	$2,090,347	$276,593

The state of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin to replace the state’s prior franchise tax structure. Although TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of TMT make it similar to an income tax.

Deferred Income Taxes

Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.  We experienced ownership changes in 2005 in connection with a series of private placements, and in 2012 as a result of a reverse acquisition.  The 2012 ownership change will subject NOL carryforwards to an annual use limitation, which will significantly reduce our ability to use them to offset taxable income in periods following the 2012 ownership change.  The amount of NOLs subject to such limitations is approximately $18.7 million.  As a result of the limitation under IRC Section 382, the annual use limitation is $638,196 per year, the effect of which will result in approximately $6.7 million in NOL carryforwards expiring unused.

At June 30, 2015, approximately $4.0 million of net deferred tax asset remains available for future use, reflecting use of approximately $4.7 million of net operating loss carryforwards through the period.  At June 30, 2015, approximately $10.2 million of NOLs generated prior to the 2012 ownership change remain available for future use.  At June 30, 2015, approximately $8.1 million of NOLs generated subsequent to the 2012 ownership change remain available for future use and are not subject to an annual use limitation under IRC Section 382.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  The following table shows significant components of our deferred tax assets and liabilities:

	June 30,	December 31,
	2015	2014

Deferred tax assets:
Net operating loss and capital loss carryforwards	$8,482,012	$10,067,144
Start-up costs (Nixon Facility)	1,579,367	1,648,036
Asset retirement obligations liability/deferred revenue	876,465	869,821
AMT credit and other	170,572	85,467
Total deferred tax assets	11,108,416	12,670,468

Deferred tax liabilities:
Fair market value adjustments	(46,116)	(46,116)
Unrealized hedges	(9,826)	(168,606)
Basis differences in property and equipment	(4,914,597)	(4,425,318)
Total deferred tax liabilities	(4,970,539)	(4,640,040)

Deferred tax assets, net	6,137,877	8,030,428

Valuation allowance	(2,270,322)	(2,270,322)

	$3,867,555	$5,760,106

The following table shows our current and noncurrent deferred tax assets (liabilities):

	June 30,	December 31,
	2015	2014

Current deferred tax assets (liabilities)	$2,962,488	$(168,236)
Noncurrent deferred tax assets, net	3,175,389	8,198,664
Deferred tax assets, net	6,137,877	8,030,428

Valuation allowance	(2,270,322)	(2,270,322)
	$3,867,555	$5,760,106

Valuation Allowance

As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets.  As of June 30, 2015 and December 31, 2014, management determined that sufficient positive evidence existed to conclude that it was more likely than not that net deferred tax assets of approximately $3.9 million and $5.8 million, respectively, were realizable, and as a result, reflected a valuation allowance accordingly.

Uncertain Tax Positions

We have adopted the provisions of the FASB ASC guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

As part of this guidance, we record income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of income for the three and six months ended June 30, 2015 and 2014. Furthermore, none of our federal and state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities. As of June 30, 2015, fiscal years 2011 and later remain subject to examination by the IRS and fiscal years 2009 and later remain subject to examination by the state of Texas. We believe there are no uncertain tax positions for both federal and state income taxes.

(19)	Earnings Per Share

The following table provides reconciliation between basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$137,879	$1,438,557	$3,839,243	$7,632,830

Basic and diluted income per share	$0.01	$0.14	$0.37	$0.73

Basic and Diluted
Weighted average number of shares of common stock
outstanding and potential dilutive shares of common stock	10,450,210	10,441,695	10,449,829	10,436,363

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the three and six months ended June 30, 2015 and 2014 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

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

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated their fair values at June 30, 2015 and December 31, 2014 due to their short-term maturities. The fair value of our long-term debt and short-term notes payable at June 30, 2015 and December 31, 2014 was $30,983,121 and $12,054,279, respectively. The fair value of our debt was determined using a Level 3 hierarchy.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table represents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and the basis for the measurement:

		Fair Value Measurement at June 30, 2015 Using
Financial assets (liabilities):	Carrying Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$28,900	$28,900	$-	$-

		Fair Value Measurement at December 31, 2014 Using
Financial assets (liabilities):	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$495,900	$495,900	$-	$-

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

The fair value of these contracts is reflected in our consolidated balance sheets and the related net gain or loss is recorded within cost of refined products sold in our consolidated statements of income. Quoted prices for identical assets or liabilities in active markets (Level 1) are considered to determine the fair values for the purpose of marking to market the financial instruments at each period end.

Commodity transactions are executed by Genesis to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors. Genesis may, but is not required to, initiate an economic hedge on our refined petroleum products when our inventory levels exceed targeted levels (currently 1.5 days production). Although the decision to enter into a futures contract is made solely by Genesis, Genesis typically confers with management as part of Genesis’ decision making process.

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

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of June 30, 2015, we had the following obligations based on futures contracts of refined petroleum products and crude oil that were entered into as economic hedges through Genesis. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in barrels):

	Notional Contract Volumes by Year of Maturity
Inventory positions (futures):	2015	2016	2017

Refined petroleum products and crude oil -
net short positions	145,000	-	-

The following table provides the location and fair value amounts of derivative instruments that are reported in our consolidated balance sheets at June 30, 2015 and December 31, 2014:

		Fair Value
		June 30,	December 31,
Asset Derivatives	Balance Sheets Location	2015	2014

	Prepaid expenses and other current
	assets (accrued expenses and other
Commodity contracts	current liabilities)	$28,900	$495,900

The following table provides the effect of derivative instruments in our consolidated statements of income for the three months ended June 30, 2015 and 2014:

		Gain (Loss) Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	Statements of Operations Location	2015	2014	2015	2014

Commodity contracts	Cost of refined products sold	$(1,370,293)	$(227,139)	$(442,709)	$(408,709)

(22)	Commitments and Contingencies

Operating Agreement

See “Note (10) Accounts Payable, Related Party” and “Note (23) Subsequent Events” of this report for additional disclosures related to the Operating Agreement.

Genesis Agreements

We were previously subject to three agreements with Genesis and its affiliates.  Under the Construction and Funding Agreement, Milam committed funding for the completion of the Nixon Facility’s refurbishment and start-up operations.  Payments under the Construction and Funding Agreement began in the first quarter of 2012, when the Nixon Facility was placed in service.  As a result of our repayment of the full amount due to Milam under the Construction and Funding Agreement in May 2014, we now receive up to 80% of the Gross Profits as our Profit Share under the Joint Marketing Agreement.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

Our relationship with Genesis and its affiliates is currently governed by two agreements, as follows:

●
Joint Marketing Agreement – Under the Joint Marketing Agreement, we, along with GEL, jointly market and sell the output produced at the Nixon Facility and share the Gross Profits (as defined below) from such sales. GEL is responsible for all product transportation scheduling; we are responsible for entering into contracts with customers for the purchase and sale of output produced at the Nixon Facility and handling all billing and invoicing relating to the same.  All payments for the sale of output produced at the Nixon Facility are made directly to GEL as collection agent and all customers must satisfy GEL’s customer credit approval process. Subject to certain amendments and clarifications (as described below), the Joint Marketing Agreement also provides for the sharing of “Gross Profits” (defined as the total revenue from the sale of output from the Nixon Facility minus the cost of crude oil and condensate pursuant to the Crude Supply Agreement).  As a result of our repayment of the full amount due and owing to Milam under the Construction and Funding Agreement, certain aspects related to the distribution of Gross Profits under the Joint Marketing Agreement no longer apply.  Key applicable provisions are as follows:

-
We are entitled to receive weekly payments to cover direct expenses in operating the Nixon Facility (the “Operations Payments”) in an amount not to exceed $750,000 per month plus the amount of any accounting fees, if incurred, not to exceed $50,000 per month. We assigned our rights to weekly payments and reimbursement of accounting fees under the Joint Marketing Agreement to LEH pursuant to the Operating Agreement. If Gross Profits are insufficient to cover Operations Payments, then GEL may: (i) reduce Operations Payments by an amount representing the difference between the Operations Payments and the Gross Profits for such monthly period, or (ii) provide the Operations Payments with such Operations Payments being considered deficit amounts owing to GEL. If Gross Profits are negative, then we are not entitled to receive Operations Payments and GEL may recoup any losses sustained by a special allocation of 80% of Gross Profits until such losses are covered in full, after which the prevailing Gross Profits allocation shall be reinstated; and

-
GEL is entitled to receive an administrative fee in the amount of $150,000 per month relating to the performance of its obligations under the Joint Marketing Agreement (the “Performance Fee”). GEL shall be paid 30% of the remaining Gross Profit up to $600,000 (the “Threshold Amount”) as the GEL Profit Share and we shall be paid 70% of the remaining Gross Profit as our Profit Share. Any amount of remaining Gross Profit that exceeds the Threshold Amount for such calendar month shall be paid to GEL and us in the following manner: (i) GEL shall be paid 20% of the remaining Gross Profits over the Threshold Amount as the GEL Profit Share and (ii) we shall be paid 80% of the remaining Gross Profits over the Threshold Amount as our Profit Share.

The Joint Marketing Agreement contains negative covenants that restrict our actions under certain circumstances. For example, we are prohibited from making any modifications to the Nixon Facility or entering into any contracts with third-parties that would materially affect or impair GEL’s or its affiliates’ rights under the agreements set forth above. The Joint Marketing Agreement had an initial term of three years expiring on August 12, 2014. In accordance with the terms of the October 2013 Letter Agreement, we agreed not to terminate the Joint Marketing Agreement and GEL agreed to automatically renew the Joint Marketing Agreement at the end of the initial term for successive one year periods until August 12, 2019, unless sooner terminated by GEL with 180 days prior written notice; and

●
Crude Supply Agreement – Under the Crude Supply Agreement, GEL is our exclusive supplier of crude oil and condensate. We have the ability to purchase crude oil and condensate from other suppliers with the prior consent of GEL. GEL supplies crude oil and condensate to us at cost plus freight expense and any costs associated with GEL’s hedging. All crude oil and condensate supplied to us pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described above. In addition, GEL has a first right of refusal to use three petroleum storage tanks at the Nixon Facility during the term of the Crude Supply Agreement. Subject to certain termination rights, the Crude Supply Agreement had an initial term of three years expiring on August 12, 2014. In accordance with the terms of the October 2013 Letter Agreement, we agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 12, 2019, unless sooner terminated by GEL with 180 days prior written notice.

Pursuant to a Letter Agreement Regarding Subordination of GEL Transaction Documents dated June 4, 2015, we, among other things, collaterally assigned our rights to payments under the Joint Marketing Agreement and Crude Supply Agreement in favor of Sovereign as lender and lienholder pursuant to the Term Loan Due 2034.  See “Note (14) Long-Term Debt” of this report for further discussion related to the Term Loan Due 2034.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

FLNG Master Easement Agreement

Pursuant to a Master Easement Agreement dated December 11, 2013, we provide FLNG Land II, Inc., a Delaware corporation (“FLNG”) with: (i) uninterrupted pedestrian and vehicular ingress and egress to and from State Highway 332, across certain of our property to certain property of FLNG (the “Access Easement”) and (ii) a pipeline easement and right of way across certain our property to certain property owned by FLNG (the “Pipeline Easement” and together with the Access Easement, the “Easements”). Under the agreement, FLNG will make payments to us in the amount of $500,000 in October of each year through 2019.  Thereafter, FLNG will make payments to us in the amount of $10,000 in October of each year for so long as FLNG desires to use the Access Easement.

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

In August 2006, BDPL we secured a $700,000 supplemental pipeline bond for Right-of-Way Number OCS-G 01381.  On February 5, 2014, we entered into a Purchase Agreement whereby we reacquired WBI’s 1/6th interest in the Pipeline Assets effective October 31, 2013.  Pursuant to the Purchase Agreement, WBI paid us $100,000 in cash, and a surety company $850,000 in cash as collateral for supplemental pipeline bonds for our benefit in exchange for the payment and discharge of any and all payables, claims, and obligations related to the Pipeline Assets.  The $850,000 in cash was used to: (i) increase the supplemental pipeline bond for Right-of-Way Number OCS-G 01381 by $205,000, and (ii) secure a $645,000 supplemental pipeline bond for Right-of-Way Number OCS-G 08606.

In December 2014, we completed plugging and abandonment work for Right-of-Way Number OCS-G 08606.  As a result, we anticipate release of the cash-backed collateral for this supplemental pipeline bond by BOEM in the second half of 2015.  There can be no assurance that BOEM will not require additional supplemental pipeline bonds related to our other pipeline right-of-ways.

Guaranty Fee Agreements

We entered into separate Guaranty Fee Agreements with Jonathan P. Carroll on June 22, 2015, for the execution and delivery of guaranties related to the Bridge Loan Due 2015, Term Loan Due 2034, and Term Loan Due 2017.  Pursuant to the Guaranty Fee Agreements, Jonathan P. Carroll is entitled to receive a fee in an amount equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Bridge Loan Due 2015, Term Loan Due 2034, and Term Loan Due 2017.  Jonathan P. Carroll is Chairman of the Board, Chief Executive Officer and President of Blue Dolphin, as well as a majority owner of LEH.  LEH owns approximately 81% of our Common Stock and is an affiliated entity.

Legal Matters

From time to time we are subject to various lawsuits, claims, mechanics liens, and administrative proceedings that arise out of the normal course of business. Management does not believe that liens, if any, will have a material adverse effect on our results of operations.

Health, Safety and Environmental Matters

All of our operations and properties are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of jet fuel and other products; and the monitoring, reporting and control of greenhouse gas emissions. Our operations also require numerous permits and authorizations under various environmental, health, and safety laws and regulations. Failure to obtain and comply with these permits or environmental, health, or safety laws generally could result in fines, penalties or other sanctions, or a revocation of our permits.

Blue Dolphin Energy Company & Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - Continued

(23)	Subsequent Events

LEH manages and operates all of our properties pursuant to the Operating Agreement.  For services rendered, LEH receives reimbursements and fees.  On July 15, 2015, the Operating Agreement was further amended to: (i) clarify excluded costs with respect to payments as defined under the Joint Marketing Agreement, and (ii) extend the term from August 12, 2015 to August 12, 2018.  The effective date of Amendment No. 2 to the Operating Agreement is June 1, 2015.  See “Note (10) Accounts Payable, Related Party” of this report for additional disclosures related to the Operating Agreement.

Remainder of Page Intentionally Left Blank

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the risk factors, unaudited consolidated financial statements and accompanying notes included hereto, as well as the audited consolidated financial statements and accompanying notes thereto included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015.  In this report, the words “Blue Dolphin,” “we,” “us” and “our” refer to Blue Dolphin Energy Company and its subsidiaries.

Forward Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, and in particular under the sections entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements.

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
●
laws and regulations regarding personnel and process safety, as well as environmental, health, and safety, for which failure to comply may result in substantial fines, criminal sanctions, permit revocations, injunctions, facility shutdowns, and/or significant capital expenditures;

●	insurance coverage that may be inadequate or expensive;
●	related party transactions with LEH and its affiliates, which may cause conflicts of interest;
●	loss of executive officers or key employees, as well as a shortage of skilled labor or disruptions in our labor force, which may make it difficult to maintain productivity;
●	our dependence on Lazarus Energy Holdings, LLC (“LEH”) for financing and management of our properties;
●	capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate; and
●	our ability to use net operating loss (“NOL”) carryforwards to offset future taxable income for U.S. federal income tax purposes, which are subject to limitation.

Risks Related to Our Refinery Operations Business Segment

●	volatility of refining margins;
●	volatility of crude oil, other feedstocks, refined petroleum products, and fuel and utility services;
●
potential downtime at the Nixon Facility, which could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations;

●	loss of market share by a key customer or consolidation among our customer base;
●	failure to grow or maintain the market share for our refined petroleum products;
●	our reliance on third-parties for the transportation of crude oil and condensate into and refined petroleum products out of the Nixon Facility;
●	interruptions in the supply of crude oil and condensate sourced in the Eagle Ford Shale;
●	changes in the supply/demand balance in the Eagle Ford Shale that could result in lower refining margins;
●	hedging of our refined petroleum products and crude oil and condensate inventory, which may limit our gains and expose us to other risks;
●	our dependence on Genesis Energy, LLC (“Genesis”) and its affiliates for crude oil and condensate sourcing, inventory risk management, hedging, and refined petroleum product marketing; and
●	regulation of greenhouse gas emissions, which could increase our operational costs and reduce demand for our products.

Risks Related to Our Pipelines and Oil and Gas Properties

●	asset retirement obligations (“AROs”) for our pipelines and facilities assets and oil and gas properties.

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

Overview

Blue Dolphin Energy Company (http://www.blue-dolphin-energy.com) is primarily an independent refiner and marketer of petroleum products.  Our primary asset is a 15,000 barrels per day (“bpd”) crude oil and condensate processing facility that is located in Nixon, Texas (the “Nixon Facility”).  As part of our refinery operations business segment, we conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility.  We also own and operate pipeline assets and have leasehold interests in oil and gas properties.

Structure and Management

We were formed as a Delaware corporation in 1986.  We are currently controlled by LEH, which owns approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). Jonathan P. Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH.  LEH manages and operates all of our properties pursuant to an Operating Agreement (the “Operating Agreement”).  See “Part I, Item 1. Financial Statements – Note (10) Accounts Payable, Related Party, Note (22) Commitments and Contingencies – “Guaranty Fee Agreements, and Note (23) Subsequent Events” of this report for additional disclosures related to the Operating Agreement, Jonathan P. Carroll, and LEH.

Our operations are conducted through the following operating subsidiaries:

●	Lazarus Energy, LLC, a Delaware limited liability company;
●	Lazarus Refining & Marketing, LLC, a Delaware limited liability company;
●	Blue Dolphin Pipe Line Company, a Delaware corporation;
●	Blue Dolphin Petroleum Company, a Delaware corporation; and
●	Blue Dolphin Services Co., a Texas corporation.

See "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Owned and Leased Assets” of this report for additional information regarding our operating subsidiaries.

Refinery Operations

The Nixon Facility occupies approximately 56 acres in Nixon, Texas and currently consists of a distillation unit, naphtha stabilizer unit, depropanizer unit, approximately 120,000 barrels (“bbls”) of crude oil and condensate storage capacity, approximately 178,000 bbls of refined petroleum product storage capacity, and related loading and unloading facilities and utilities.  In June 2015, we announced plans to expand the Nixon Facility by constructing an additional 800,000 bbls of petroleum storage tanks.  (See discussion within this section of the report related to our business strategy.)

With a capacity of 15,000 bpd, the Nixon Facility is considered a “topping unit” because it is primarily comprised of a crude distillation unit, the first stage of the crude oil refining process.  The Nixon Facility’s level of complexity allows us to refine crude oil and condensate into finished and intermediate petroleum products. Our jet fuel is sold in nearby markets, and our intermediate products, including naphtha, liquefied petroleum gas (“LPG”), atmospheric gas oil (“AGO”), and heavy oil-based mud blendstock (“HOBM”), are sold to wholesalers and nearby refineries for further blending and processing.  The Nixon Facility uses light crude oil and condensate sourced in the Eagle Ford Shale as feedstock.

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

In June 2015, we announced plans to expand the Nixon Facility in three phases that include: (i) constructing more than 500,000 bbls of petroleum storage tanks, (ii) purchasing and redeploying idle refinery equipment, and (iii) obtaining an additional long-term loan, which would be used to refinance the $3.0 million short-term note with Sovereign Bank, a Texas state bank (“Sovereign”) and construct an additional 300,000 bbls of petroleum storage tanks. Potential benefits of the Nixon Facility expansion plan include:

●	generation of additional revenue from leasing product and crude storage to third parties;
●	crude and product storage capable of supporting refinery throughput of up to 30,000 bbls per day;
●	production of a higher octane gasoline blendstock (reformate) by refurbishing the naphtha reformer;
●	production of ultra low sulfur diesel by refurbishing a light duty hydrotreater; and
●
an increase in the processing capacity and complexity of the Nixon Facility by deploying refurbished refinery equipment to the Nixon Facility, including, among others, a Merox unit, vacuum tower, prefrac tower unit, and LPG fractionator.

The below diagram represents a high level overview of the current crude oil and condensate refining process at the Nixon Facility.

Pipeline Transportation

Our pipeline transportation operations are conducted in the Gulf of Mexico and involve the gathering and transportation of oil and natural gas for producers/shippers operating in the vicinity of our pipelines, as well as the ownership of leasehold interests in oil and natural gas properties.

Owned and Leased Assets

We own, lease, and have leasehold interests in the following properties:

Property	Operating Subsidiary	Description	Business Segment	Owned / Leased	Location

Nixon Facility (56 acres)	Lazarus Energy, LLC Lazarus Refining & Marketing, LLC	Petroleum Processing Petroleum Storage and Terminaling	Refinery Operations	Owned	Nixon, Texas
Freeport Facility (193 acres)	Blue Dolphin Pipe Line Company	Pipeline Operations	Pipeline Transportation	Owned	Freeport, Texas
Pipelines and Oil and Gas Properties	Blue Dolphin Pipe Line Company Blue Dolphin Petroleum Company	Exploration and Production	Pipeline Transportation	Owned/ Leasehold Interests	Gulf of Mexico
Corporate Headquarters	Blue Dolphin Services Co.	Administrative Services	Corporate and Other	Leased	Houston, Texas

Major Influences on Results of Operations

Our earnings and cash flows from our refinery operations business segment are primarily affected by the relationship between refined petroleum product prices and the prices for crude oil and other feedstocks. Crude oil refining is primarily a margin-based business, and in order to increase profitability, it is important for the refinery to maximize the yields of higher value finished and intermediate products and to minimize the costs of feedstock and operating expenses.  Our cost to acquire crude oil and condensate and the price for which our refined petroleum products are ultimately sold depend on several factors, many of which are beyond our control, including the supply of, and demand for, crude oil and refined petroleum products, which depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, availability of and access to transportation infrastructure, the availability of imports, the marketing of competitive fuel, and governmental regulations, among other factors.

Crude oil and refined petroleum product prices are also affected by other factors, such as local and general market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined petroleum products have historically been subject to wide fluctuations. An expansion or upgrade of our competitors’ facilities, price volatility, international political and economic developments, and other factors beyond our control are likely to continue to play an important role in crude oil refining industry economics.  Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined petroleum products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a negative impact on product margins. In addition to current market conditions, there are long-term factors that may impact the demand for refined petroleum products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles.

Relationship with LEH

LEH manages and operates all of our properties pursuant to the Operating Agreement.  For services rendered, LEH receives reimbursements and fees.  We currently rely on our profit share and LEH to fund our working capital requirements. During months in which we receive no profit share distribution, LEH may, but is not required to, fund our operating losses.  See “Part I, Item 1. Financial Statements – Note (10) Accounts Payable, Related Party, Note (22) Commitments and Contingencies – Guaranty Fee Agreements, and Note (23) Subsequent Events” for additional disclosures related to the Operating Agreement, Jonathan P. Carroll, and LEH.

Relationship with Genesis

We were previously subject to three agreements with Genesis and its affiliates.  Under the Construction and Funding Agreement, Milam Services, Inc. (“Milam”) committed funding for the completion of the Nixon Facility’s refurbishment and start-up operations.  Payments under the Construction and Funding Agreement began in the first quarter of 2012, when the Nixon Facility was placed in service.  As a result of our repayment of the full amount due to Milam under the Construction and Funding Agreement in May 2014, we now receive up to 80% of the Gross Profits as our Profit Share under the Joint Marketing Agreement.  In addition, Milam is obligated to release all liens on the Nixon Facility.

Our relationship with Genesis and its affiliates is currently governed by two agreements, as follows:

●
Joint Marketing Agreement – Under the Joint Marketing Agreement, we, together with GEL, jointly market and sell the output produced at the Nixon Facility and share the Gross Profits (as defined below) from such sales. GEL is responsible for all product transportation scheduling; we are responsible for entering into contracts with customers for the purchase and sale of output produced at the Nixon Facility and handling all billing and invoicing relating to the same.  All payments for the sale of output produced at the Nixon Facility are made directly to GEL as collection agent and all customers must satisfy GEL’s customer credit approval process. Subject to certain amendments and clarifications (as described below), the Joint Marketing Agreement also provides for the sharing of “Gross Profits” (defined as the total revenue from the sale of output from the Nixon Facility minus the cost of crude oil and condensate pursuant to the Crude Supply Agreement).  As a result of our repayment of the full amount due and owing to Milam under the Construction and Funding Agreement, certain aspects related to the distribution of Gross Profits under the Joint Marketing Agreement no longer apply.  Key applicable provisions are as follows:

-	We are entitled to receive weekly payments to cover direct expenses in operating the Nixon Facility (the “Operations Payments”) in an amount not to exceed $750,000 per month plus the amount of any accounting fees, if incurred, not to exceed $50,000 per month. We assigned our rights to weekly payments and reimbusement of accounting fees under the Joint Marketing Agreement to LEH pursuant to the Operating Agreement. If Gross Profits are insufficient to cover Operations Payments, then GEL may: (i) reduce Operations Payments by an amount representing the difference between the Operations Payments and the Gross Profits for such monthly period, or (ii) provide the Operations Payments with such Operations Payments being considered deficit amounts owing to GEL. If Gross Profits are negative, then we are not entitled to receive Operations Payments and GEL may recoup any losses sustained by a special allocation of 80% of Gross Profits until such losses are covered in full, after which the prevailing Gross Profits allocation shall be reinstated; and

-	GEL is entitled to receive an administrative fee in the amount of $150,000 per month relating to the performance of its obligations under the Joint Marketing Agreement (the “Performance Fee”). GEL shall be paid 30% of the remaining Gross Profit up to $600,000 (the “Threshold Amount”) as the GEL Profit Share and we shall be paid 70% of the remaining Gross Profit as our Profit Share. Any amount of remaining Gross Profit that exceeds the Threshold Amount for such calendar month shall be paid to GEL and us in the following manner: (i) GEL shall be paid 20% of the remaining Gross Profits over the Threshold Amount as the GEL Profit Share and (ii) we shall be paid 80% of the remaining Gross Profits over the Threshold Amount as the our Profit Share.

The Joint Marketing Agreement contains negative covenants that restrict our actions under certain circumstances. For example, we are prohibited from making any modifications to the Nixon Facility or entering into any contracts with third-parties that would materially affect or impair GEL’s or its affiliates’ rights under the agreements set forth above. The Joint Marketing Agreement had an initial term of three years expiring on August 12, 2014. In accordance with the terms of the October 2013 Letter Agreement, we agreed not to terminate the Joint Marketing Agreement and GEL agreed to automatically renew the Joint Marketing Agreement at the end of the initial term for successive one year periods until August 12, 2019, unless sooner terminated by GEL with 180 days prior written notice; and

●
Crude Supply Agreement – Under the Crude Supply Agreement, GEL is our exclusive supplier of crude oil and condensate. We have the ability to purchase crude oil and condensate from other suppliers with the prior consent of GEL. GEL supplies crude oil and condensate to us at cost plus freight expense and any costs associated with GEL’s hedging. All crude oil and condensate supplied to us pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described above. In addition, GEL has a first right of refusal to use three petroleum storage tanks at the Nixon Facility during the term of the Crude Supply Agreement. Subject to certain termination rights, the Crude Supply Agreement had an initial term of three years expiring on August 12, 2014. In accordance with the terms of the October 2013 Letter Agreement, we agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 12, 2019, unless sooner terminated by GEL with 180 days prior written notice.

Pursuant to a Letter Agreement Regarding Subordination of GEL Transaction Documents dated June 4, 2015, we, among other things, collaterally assigned our rights to payments under the Joint Marketing Agreement and Crude Supply Agreement in favor of Sovereign Bank, a Texas state bank (“Sovereign”), as lender and lienholder pursuant to that certain Loan and Security Agreement between us and Sovereign dated June 22, 2015 in the principal amount of $25.0 million (the “Term Loan Due 2034”).  See “Part I, Item 1. Financial Statements - Note (14) Long-Term Debt” of this report for further discussion related to the Term Loan Due 2034.

Results of Operations

We have two reportable business segments: (i) “Refinery Operations” and (ii) “Pipeline Transportation.”  Business activities related to our “Refinery Operations” business segment are conducted at the Nixon Facility and represent approximately 99% of our operations.   Business activities related to our “Pipeline Transportation” business segment are primarily conducted in the Gulf of Mexico through our pipeline assets and leasehold interests in oil and gas properties.  Our “Pipeline Transportation” operations represent less than 1% of our operations.  In this “Results of Operations” section, we first review our business on a consolidated basis, and then separately review our business using certain non-GAAP performance measures used by management to assess our operating results.

Consolidated Results

Definitions

For our consolidated results, we refer to our consolidated statements of income in the explanation of our period over period changes in results of operations. We have reclassified certain prior period amounts to conform to our 2015 presentation.  Below are general definitions of what those line items include and represent:

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

●
Refinery Operating Expenses – Reflects the direct operating expenses of the Nixon Facility, including direct costs of labor, maintenance materials and services, chemicals and catalysts and utilities.  Represent fees received by LEH to manage and operate the Nixon Facility pursuant to the Operating Agreement.

●	Joint Marketing Agreement Profit Share (the “JMA Profit Share) – Represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement.

●	General and Administrative Expenses – Primarily include corporate costs, such as accounting and legal fees, office lease expenses, and administrative expenses.

●
Depletion, Depreciation and Amortization – Represent an allocation to expense within the consolidated statements of income of the carrying value of capital and intangible assets. The value is allocated based on the straight-line method over the estimated useful life of the related asset.

●	Income Tax Expense – Includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

●	Net Income – Represents total revenue from operations less total cost of operations, total other expense, and income tax expense.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Total Revenue from Operations. For the three months ended June 30, 2015 (the “Current Quarter”), we had total revenue from operations of $59,161,614 compared to total revenue from operations of $103,066,451 for the three months ended June 30, 2014 (the “Prior Quarter”).  The approximate 43% decrease in total revenue from operations was primarily the result of a significant decrease in refined petroleum product prices due to market conditions in the Current Quarter compared to the Prior Quarter.  The majority of our revenue in the Current Quarter came from refined petroleum product sales, which generated revenue of $58,839,160, or more than 99% of total revenue from operations, compared to $102,716,073, or more than 99% of total revenue from operations, in the Prior Quarter. We recognized $286,892 in tank rental revenue in the Current Quarter compared to $282,516 in the Prior Quarter.  Tank rental revenue was relatively flat between the Current Quarter and Prior Quarter.

Cost of Refined Products Sold. Cost of refined products sold was $53,801,698 for the Current Quarter compared to $96,622,257 for the Prior Quarter.  The approximate 44% decrease in cost of refined products sold was primarily the result of a significant decrease in the average price of crude oil and condensate in the Current Quarter compared to the Prior Quarter.

Refinery Operating Expenses.  We recorded refinery operating expenses of $2,586,151 in the Current Quarter compared to $2,641,205 in the Prior Quarter, a decrease of approximately 2%.  Refinery operating expenses per barrel of throughput were $2.83 in the Current Quarter compared to $2.73 in the Prior Quarter.  The increase in refinery operating expenses per barrel of throughput was a result of an approximate 6% decrease in total refinery throughput between the periods.  See “Part I, Item 1. Financial Statements – Note (10) Accounts Payable, Related Party and Note (23) Subsequent Events” of this report for additional disclosures related to the Operating Agreement.

JMA Profit Share.  GEL was entitled to receive $938,661, or 38% of refined petroleum product sales less cost of refined products sold and refinery operating expenses as the JMA Profit Share for the Current Quarter.  GEL was entitled to receive $1,240,104, or 36% of refined petroleum product sales less cost of refined products sold and refinery operating expenses as the JMA Profit Share for the Prior Quarter.   The approximate 24% decrease in JMA Profit Share between the periods was a result of lower refining margins due to market conditions.

General and Administrative Expenses. We incurred general and administrative expenses of $400,018 in the Current Quarter compared to $427,060 in the Prior Quarter.  The approximate 6% decrease in general and administrative expenses in the Current Quarter compared to the Prior Quarter was primarily related to a reduction in expenses.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $402,937 in the Current Quarter compared to $391,167 in the Prior Quarter.  The approximate 3% increase in depletion, depreciation and amortization expenses for the Current Quarter compared to the Prior Quarter primarily related to additional depreciable refinery assets that were placed in service.

Income Tax Expense.  We recognized an income tax expense of $100,729 in the Current Quarter, which primarily related to deferred federal income taxes, compared to an income tax expense of $74,170 in the Prior Quarter.  See “Part I, Item 1. Financial Statements – Note (18) Income Taxes” for additional disclosures related to income taxes.

Net Income.  For the Current Quarter, we reported net income of $137,879, or income of $0.01 per share, compared to net income of $1,438,557, or income of $0.14 per share, for the Prior Quarter.  The $0.13 per share decrease in net income was related to lower refining margins due to market conditions between the periods and amortization expense of $456,287 in the Current Quarter related to the write-off of debt issue costs as a result of refinancing debt owed to American First National Bank.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Total Revenue from Operations. For the six months ended June 30, 2015 (the “Current Six Months”), we had total revenue from operations of $120,553,963 compared to total revenue from operations of $223,779,149 for the six months ended June 30, 2014 (the “Prior Six Months”).  The approximate 46% decrease in total revenue from operations was primarily the result of a significant decrease in refined petroleum product prices due to market conditions in the Current Six Months compared to the Prior Six Months.  The majority of our revenue in the Current Six Months came from refined petroleum product sales, which generated revenue of $119,906,222, or more than 99% of total revenue from operations, compared to $223,092,224, or more than 99% of total revenue from operations, in the Prior Six Months. We recognized $573,784 in tank rental revenue in the Current Six Months compared to $565,032 in the Prior Six Months.  Tank rental revenue was relatively flat between the Current Six Months and Prior Six Months.

Cost of Refined Products Sold. Cost of refined products sold was $103,189,147 for the Current Six Months compared to $207,037,864 for the Prior Six Months.  The approximate 50% decrease in cost of refined products sold was primarily the result of a significant decrease in the average price of crude oil and condensate in the Current Six Months compared to the Prior Six Months.

Refinery Operating Expenses.  We recorded refinery operating expenses of $5,467,122 in the Current Six Months compared to $5,596,224 in the Prior Six Months, a decrease of approximately 2%.  Refinery operating expenses per barrel of throughput were $2.76 in the Current Six Months compared to $2.72 in the Prior Six Months.  The increase in refinery operating expenses per barrel of throughput was a result of an approximate 4% decrease in total refinery throughput between the periods.  See “Part I, Item 1. Financial Statements – Note (10) Accounts Payable, Related Party and Note (23) Subsequent Events” of this report for additional disclosures related to the Operating Agreement.

JMA Profit Share.  GEL was entitled to receive $3,377,298, or 30% of refined petroleum product sales less cost of refined products sold and refinery operating expenses as the JMA Profit Share for the Current Six Months.  GEL was entitled to receive $1,240,104, or 12% of refined petroleum product sales less cost of refined products sold and refinery operating expenses as the JMA Profit Share for the Prior Six Months.   The significant increase in JMA Profit Share for the Current Six Months compared to the Prior Six Months was a result of repayment of the Construction and Funding Agreement and the resultant entitlement of GEL to receive the JMA Profit Share during the Prior Six Months.

General and Administrative Expenses. We incurred general and administrative expenses of $745,902 in the Current Six Months compared to $796,544 in the Prior Six Months.  The approximate 6% decrease in general and administrative expenses in the Current Six Months compared to the Prior Six Months was primarily related to a reduction in expenses.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $802,168 in the Current Six Months compared to $781,772 in the Prior Six Months.  The nearly 3% increase in depletion, depreciation and amortization expenses for the Current Six Months compared to the Prior Six Months primarily related to additional depreciable refinery assets that were placed in service.

Income Tax Expense.  We recognized an income tax expense of $2,090,347 in the Current Six Months compared to an income tax expense of $276,593 in the Prior Six Months.  The increase in income tax expense between the periods was the result of deferred income taxes in 2015.  In 2014, our deferred tax assets were fully reserved due to the uncertainty of their use. As a result, there was no comparable deferred tax expense for the Prio Six Months.  See “Part I, Item 1. Financial Statements – Note (18) Income Taxes” for additional disclosures related to income taxes.

Net Income.  For the Current Six Months we reported net income of $3,839,243, or income of $0.37 per share, compared to net income of $7,632,830, or income of $0.73 per share, for the Prior Six Months.  The $0.36 per share decrease in net income was related to lower refining margins due to market conditions between the periods, amortization expense of $456,287 in the Current Six Months related to the write-off of debt issue costs as a result of refinancing debt owed to American First National Bank, a significant increase in the JMA Profit Share between the periods, and a significant increase in income tax expense between the periods.

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

-	Refinery Operations Adjusted EBITDA – Reflects adjusted EBITDA for our refinery operations business segment.

-	Total Adjusted EBITDA – Reflects adjusted EBITDA for our refinery operations and pipeline transportation business segments, as well as corporate and other.

●	EBITDA – Earnings are adjusted for: (i) interest income (expense), (ii) income taxes, and (iii) depreciation and amortization.

-	Refinery Operations EBITDA – Reflects EBITDA for our refinery operations business segment.

-	Total EBITDA – Reflects EBITDA for our refinery operations and pipeline transportation business segments, as well as corporate and other.

●
Refinery Operating Income – Reflects refined petroleum product sales less direct operating costs (including cost of refined products sold and refinery operating expenses) and the JMA profit share, which is an indirect operating expense.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Refinery Operations Adjusted EBITDA.  For the Current Quarter, refinery operations adjusted EBITDA was $2,621,651 compared to refinery operations adjusted EBITDA of $3,671,818 for the Prior Quarter.  This represented a decrease in refinery operations adjusted EBITDA of $1,050,167 for the Current Quarter compared to the Prior Quarter.  The decrease in refinery operations adjusted EBITDA between the periods was the result of lower refining margins due to market conditions.

Total Adjusted EBITDA.  For the Current Quarter, we had total adjusted EBITDA of $2,308,542 compared to total adjusted EBITDA of $3,336,999 for the Prior Quarter.  This represented a decrease in total adjusted EBITDA of $1,028,457 for the Current Quarter compared to the Prior Quarter.  The decrease in total adjusted EBITDA between the periods was the result of lower refining margins due to market conditions.

Refinery Operations EBITDA.  For the Current Quarter, refinery operations EBITDA was $1,682,990 compared to refinery operations EBITDA of $2,431,714 for the Prior Quarter.  This represented a decrease in refinery operations EBITDA of $748,724 for the Current Quarter compared to the Prior Quarter.  The decrease in refinery operations EBITDA between the periods was the result of lower refining margins due to market conditions.

Total EBITDA.  For the Current Quarter, we had total EBITDA of $1,369,881 compared to total EBITDA of $2,096,895 for the Prior Quarter.  This represented a decrease in total EBITDA of $727,014 for the Current Quarter compared to the Prior Quarter.  The decrease in total EBITDA between the periods was the result of lower refining margins due to market conditions.

Refinery Operating Income.  Refinery operating income before the JMA Profit Share was $2,451,311 for the Current Quarter compared to $3,452,611 in the Prior Quarter.  The JMA Profit Share totaled $938,611, or 38% of refinery operating income, for the Current Quarter compared to $1,240,104, or 36% of refinery operating income, for the Prior Quarter. For the Current Quarter, we had a refinery operating income of $1,512,650 compared to $2,212,507 for the Prior Quarter.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Refinery Operations Adjusted EBITDA.  For the Current Six Months, refinery operations adjusted EBITDA was $11,716,135 compared to refinery operations adjusted EBITDA of $10,961,907 for the Prior Six Months.  This represented an increase in refinery operations adjusted EBITDA of $754,228 for the Current Six Months compared to the Prior Six Months.  The increase in refinery operations adjusted EBITDA between the periods was the result of improved refining margins during the first quarter of the Current Six Months.

Total Adjusted EBITDA.  For the Current Six Months, we had total adjusted EBITDA of $11,041,961 compared to total adjusted EBITDA of $10,348,880 for the Prior Six Months.  This represented an increase in total adjusted EBITDA of $693,081 for the Current Six Months compared to the Prior Six Months.  The increase in total adjusted EBITDA between the periods was the result of improved refining margins during the first quarter of the Current Six Months.

Refinery Operations EBITDA.  For the Current Six Months, refinery operations EBITDA was $8,338,837 compared to refinery operations EBITDA of $9,721,803 for the Prior Six Months.  This represented a decrease in refinery operations EBITDA of $1,382,966 for the Current Six Months compared to the Prior Six Months.  The decrease in refinery operations EBITDA between the periods was the result of the cost of the JMA Profit Share, which began in May 2014 as a result of repayment of the Construction and Funding Agreement.

Total EBITDA.  For the Current Six Months, we had total EBITDA of $7,664,663 compared to total EBITDA of $9,108,776 for the Prior Six Months.  This represented a decrease in total EBITDA of $1,444,113 for the Current Six Months compared to the Prior Six Months.  The decrease in total EBITDA between the periods was the result of the cost of the JMA Profit Share, which was partially offset by improved profitability as a result of higher refining margins.

Refinery Operating Income.  Refinery operating income before the JMA Profit Share was $11,249,953 for the Current Six Months compared to $10,458,136 in the Prior Six Months.  The JMA Profit Share totaled $3,377,298, or 30% of refinery operating income, for the Current Six Months compared to $1,240,104, or 12%, for the Prior Six Months as a result of decreased total refinery throughput and total refinery production. For the Current Six Months, we had a refinery operating income of $7,872,655 compared to $9,218,032 for the Prior Six Months.

Non-GAAP Reconciliations

Adjusted EBITDA and EBITDA.  EBITDA should be considered in conjunction with net income and other performance measures such as operating cash flows.  Following is a reconciliation of adjusted EBITDA and EBITDA by business segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$59,126,052	$35,562	$-	$59,161,614	$102,998,589	$67,862	$-	$103,066,451
Less: cost of operations(1)	(56,504,401)	(127,704)	(283,467)	(56,915,572)	(99,326,771)	(122,263)	(363,751)	(99,812,785)
Other non-interest income	-	62,500	-	62,500	-	83,333	-	83,333
Adjusted EBITDA	2,621,651	(29,642)	(283,467)	2,308,542	3,671,818	28,932	(363,751)	3,336,999
Less: JMA Profit Share(2)	(938,661)	-	-	(938,661)	(1,240,104)	-	-	(1,240,104)
EBITDA	$1,682,990	$(29,642)	$(283,467)	$1,369,881	$2,431,714	$28,932	$(363,751)	$2,096,895

Depletion, depreciation and amortization				(402,937)				(391,167)
Interest expense, net				(728,336)				(193,001)

Income before income taxes				$238,608				$1,512,727

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$120,480,006	$73,957	$-	$120,553,963	$223,657,256	$121,893	$-	$223,779,149
Less: cost of operations(1)	(108,763,871)	(181,616)	(691,515)	(109,637,002)	(212,695,349)	(244,773)	(698,480)	(213,638,602)
Other non-interest income(2)	-	125,000	-	125,000	-	208,333	-	208,333
Adjusted EBITDA	11,716,135	17,341	(691,515)	11,041,961	10,961,907	85,453	(698,480)	10,348,880
Less: JMA Profit Share(3)	(3,377,298)	-	-	(3,377,298)	(1,240,104)	-	-	(1,240,104)
EBITDA	$8,338,837	$17,341	$(691,515)	$7,664,663	$9,721,803	$85,453	$(698,480)	$9,108,776

Depletion, depreciation and amortization				(802,168)				(781,772)
Interest expense, net				(932,905)				(417,581)

Income before income taxes				$5,929,590				$7,909,423

(1)
Operation cost within the “Refinery Operations” and “Pipeline Transportation” segments includes related general, administrative, and accretion expenses.  Operation cost within “Corporate and Other” includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees, and legal expense.

(2)
Other non-interest income primarily represents easement income from FLNG Land II, Inc. See “Part 1, Item 1. Financial Statements - Note (22) Commitments and Contingencies – FLNG Master Easement Agreement” of this report for further discussion related to easement income.

(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement.  See “Part 1, Item 1. Financial Statements - Note (22) Commitments and Contingencies” and “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Genesis” of this report for further discussion of the Joint Marketing Agreement.

Refinery Operating Income.  The following table provides a reconciliation of refinery operating income to refined product sales, cost of refined products sold, refinery operating expenses, and JMA Profit Share for the periods indicated. For a reconciliation of refined petroleum product sales to total revenue from operations for our consolidated operations, see “Part I, Item 1. Financial Statements – Consolidated Statements of Income” of this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total refined petroleum product sales	$58,839,160	$102,716,073	$119,906,222	$223,092,224
Less: Cost of refined petroleum products sold	(53,801,698)	(96,622,257)	(103,189,147)	(207,037,864)
Less: Refinery operating expenses	(2,586,151)	(2,641,205)	(5,467,122)	(5,596,224)
Refinery operating income before JMA Profit Share	2,451,311	3,452,611	11,249,953	10,458,136
Less: JMA Profit Share	(938,661)	(1,240,104)	(3,377,298)	(1,240,104)

Refinery operating income	$1,512,650	$2,212,507	$7,872,655	$9,218,032

Total refined petroleum product sales (bbls)	896,706	918,108	1,923,590	1,994,872

Refinery Operations Business Segment Results

Definitions

For our refinery operations business segment results, we refer to certain refinery throughput and production data in the explanation of our period over period changes in results of operations.  Below are general definitions of what those items include and represent:

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

Refinery Throughput and Production Data

Following are refinery operational metrics for the Nixon Facility:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating Days	80	84	170	174
Downtime	11	7	11	7

Total refinery throughput
bbls	914,950	968,259	1,977,338	2,060,267
bpd	11,437	11,527	11,631	11,841

Total refinery production
bbls	896,123	949,645	1,940,333	2,023,283
bpd	11,202	11,305	11,414	11,628

Capacity utilization rate
refinery throughput	76.2%	76.8%	77.5%	78.9%
refinery production	74.7%	75.4%	76.1%	77.5%

Note:	The difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents refinery fuel and energy loss.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Days.  The Nixon Facility operated for a total of 80 days in the Current Quarter compared to operating for a total of 84 days in the Prior Quarter.

Downtime. The Nixon Facility experienced 11 days of downtime in the Current Quarter compared to 7 days of downtime in the Prior Quarter.  Downtime in the Current Quarter related to unscheduled maintenance and a maintenance turnaround.  Downtime in the Prior Quarter related to a maintenance turnaround.

Total Refinery Throughput.  For the Current Quarter, the Nixon Facility processed 914,950 bbls, or 11,437 bpd, of crude oil and condensate compared to 968,259 bbls, or 11,527 bpd, of crude oil and condensate for the Prior Quarter.  As a result of downtime, total refinery throughput decreased 53,309 bbls, or approximately 6%, for the Current Quarter compared to the Prior Quarter, which represented a decrease of 90 bpd.

Total Refinery Production.  For the Current Quarter, the Nixon Facility produced 896,123 bbls, or 11,202 bpd, of refined petroleum products compared to 949,645 bbls, or 11,305 bpd, of refined petroleum products for the Prior Quarter.  As a result of downtime, total refinery production decreased 53,522 bbls, or approximately 6%, for the Current Quarter compared to the Prior Quarter, which represented a decrease of 103 bpd.

Capacity Utilization Rate.  The capacity utilization rate for refinery throughput for the Current Quarter was 76.2% compared to 76.8% for the Prior Quarter, reflecting a nominal decrease of less than 1%.  The capacity utilization rate for refinery production for the Current Quarter was 74.7% compared to 75.4% for the Prior Quarter, reflecting a nominal decrease of less than 1%.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Days.  The Nixon Facility operated for a total of 170 days in the Current Six Months and for a total of 174 days in the Prior Six Months.

Downtime. The Nixon Facility experienced 11 days of downtime in the Current Six Months compared to 7 days of downtime in the Prior Six Months.  Downtime in the Current Six Months related to unscheduled maintenance and a maintenance turnaround.  Downtime in the Prior Six Months related to a maintenance turnaround.

Total Refinery Throughput.  For the Current Six Months, the Nixon Facility processed 1,977,338 bbls, or 11,631 bpd, of crude oil and condensate compared to 2,060,267 bbls, or 11,841 bpd, of crude oil and condensate for the Prior Six Months.  As a result of downtime, total refinery throughput decreased 82,929 bbls, or approximately 4%, for the Current Six Months, which represented a decrease of 210 bpd.

Total Refinery Production.  For the Current Six Months, the Nixon Facility produced 1,940,333 bbls, or 11,414 bpd, of refined petroleum products compared to 2,023,283 bbls, or 11,628 bpd, of refined petroleum products for the Prior Six Months.  As a result of downtime, total refinery production decreased 82,950 bbls, or approximately 4%, for the Current Six Months compared to the Prior Six Months, which represented a decrease of 214 bpd.

Capacity Utilization Rate.  The capacity utilization rate for refinery throughput for the Current Six Months was 77.5% compared to 78.9% for the Prior Six Months, reflecting a nominal decrease of 1.4%.  The capacity utilization rate for refinery production for the Current Six Months was 76.1% compared to 77.5% for the Prior Six Months, reflecting a nominal decrease of 1.4%.

Refined Petroleum Product Sales Summary

All of our refined petroleum products are currently sold in the United States. The following tables summarize total refined petroleum product sales by distillation (from light to heavy):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

LPG mix	$234,184	0.4%	$367,497	0.4%	$291,492	0.2%	$524,022	0.2%
Naphtha	13,413,484	22.7%	25,094,263	24.4%	26,829,683	22.4%	53,865,261	24.2%
Jet fuel	17,411,470	29.6%	19,602,651	19.1%	33,930,973	28.3%	39,637,642	17.8%
NRLM	-	0.0%	23,962,082	23.3%	-	0.0%	62,729,475	28.1%
HOBM	13,622,360	23.2%	7,227,076	7.0%	31,031,439	25.9%	7,227,076	3.2%
AGO	14,157,662	24.1%	26,462,504	25.8%	27,822,635	23.2%	59,108,748	26.5%

	$58,839,160	100.0%	$102,716,073	100.0%	$119,906,222	100.0%	$223,092,224	100.0%

On May 31, 2014, we ceased production of Non-Road, Locomotive and Marine (“NRLM”), a transportation-related diesel fuel product.  On June 1, 2014, we began producing heavy oil-based mud blendstock (“HOBM”), a non-transportation lubricant blend product.  The shift in product slate from NRLM to HOBM was the result of the Environmental Protection Agency’s (the “EPA’s”) phased-in requirements for small refineries to reduce the sulfur content in transportation-related diesel fuel, such as NRLM, to a maximum of 15 parts per million (“ppm”) sulfur by June 1, 2014.  “Topping units,” like the Nixon Facility, typically lack a desulfurization process unit to lower sulfur content levels within the range required by the EPA’s revised fuel quality standards, and integration of such a unit generally requires additional permitting and significant capital expenditures.  We can produce and sell a low sulfur diesel as a feedstock to other refineries and blenders in the United States and as a finished petroleum product to other countries.

Refined Petroleum Product Economic Hedges

Operation cost within our refinery operations business segment includes the effect of economic hedges on our refined petroleum product inventories.  For the Current Quarter, our refinery operations business segment recognized a realized loss of $1,451,483 and an unrealized gain of $81,190.  For the Prior Quarter, our refinery operations business segment recognized a realized loss of $398,639 and an unrealized gain of $171,500. For the Current Six Months, our refinery operations business segment recognized a realized gain of $24,291 and an unrealized loss of $467,000.  For the Prior Six Months, our refinery operations business segment recognized a realized loss of $453,109 and an unrealized gain of $44,400.

Critical Accounting Policies

Long-Lived Assets

Refinery and Facilities. Additions to refinery and facilities are capitalized. Expenditures for repairs and maintenance are included as operating expenses under the Operating Agreement and covered by LEH (see “Part I, Item 1. Financial Statements – Note (10) Accounts Payable, Related Party and Note (23) Subsequent Events” in this report for additional disclosures related to the Operating Agreement). Management expects to continue making improvements to the Nixon Facility based on technological advances.

Refinery and facilities are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for refinery and facilities’ retirements and disposals, with the resulting gain or loss included in the consolidated statements of income.  For financial reporting purposes, depreciation of refinery and facilities is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities are placed in service.  We did not record any impairment of our refinery and facilities for the three and six months ended June 30, 2015 and 2014.

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

Construction in Progress. Construction in progress expenditures, which related to refurbishment activities at the Nixon Facility, are capitalized as incurred. Depreciation begins once the asset is placed in service.

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

We recorded an ARO liability related to future asset retirement costs associated with dismantling, relocating or disposing of our offshore platform, pipeline systems and related onshore facilities, as well as plugging and abandoning wells and restoring land and sea beds. We developed these cost estimates for each of our assets based upon regulatory requirements, structural makeup, water depth, reservoir characteristics, reservoir depth, equipment demand, current retirement procedures, and construction and engineering consultations.  Because these costs typically extend many years into the future, estimating future costs are difficult and require management to make judgments that are subject to future revisions based upon numerous factors, including changing technology, political, and regulatory environments. We review our assumptions and estimates of future abandonment costs on an annual basis.

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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards.  When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards.

The guidance also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

See “Part I, Item 1. Financial Statements - Note (18) Income Taxes” of this report for further information related to income taxes.

Recently Adopted Accounting Guidance

The guidance issued by the FASB during the three and six months ended June 30, 2015 is not expected to have a material effect on our consolidated financial statements.

Liquidity and Capital Resources

Sources and Uses of Cash

LEH manages and operates all of our properties pursuant to the Operating Agreement.  For services rendered, LEH receives reimbursements and fees.  We rely on our profit share distribution under the Joint Marketing Agreement and LEH to fund our working capital requirements.  During months in which we receive no profit share distribution under the Joint Marketing Agreement, LEH may, but is not required to, fund our operating losses.  Amounts funded by LEH are reflected in accounts payable, related party in our consolidated balance sheets. At June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $2,508,514 and $1,293,233, respectively.

In the normal course of business, we make estimates and assumptions related to amounts expensed for fees under the Operating Agreement since actual amounts can vary depending upon production volumes.  We then use the cumulative catch-up method to account for revisions in estimates, which may result in prepaid expenses or accounts payable, related party on our consolidated balance sheets.  At June 30, 2015, we were in a prepaid position with respect to fees and reimbursements under the Operating Agreement.  Prepaid related party operating expenses totaled $168,074 and $0 at June 30, 2015 and December 31, 2014, respectively.  Accounts payable, related party totaled $0 and $1,174,168 at June 30, 2015 and December 31, 2014, respectively.  See “Part I, Item 1. Financial Statements – Note (10) Accounts Payable, Related Party and Note (23) Subsequent Events” of this report for additional disclosures related to the Operating Agreement and related party operating expenses.

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

In June 2015, we announced plans to expand the Nixon Facility in three phases that include: (i) constructing more than 500,000 bbls of petroleum storage tanks, (ii) purchasing and redeploying idle refinery equipment, and (iii) obtaining an additional long-term loan, which would be used to refinance the $3.0 million short-term note with Sovereign and construct an additional 300,000 bbls of petroleum storage tanks. Potential benefits of the Nixon Facility expansion plan include:

●	generation of additional revenue from leasing product and crude storage to third parties;
●	crude and product storage capable of supporting refinery throughput of up to 30,000 bbls per day;
●	production of a higher octane gasoline blendstock (reformate) by refurbishing the naphtha reformer;
●	production of ultra low sulfur diesel by refurbishing a light duty hydrotreater; and
●
an increase in the processing capacity and complexity of the Nixon Facility by deploying refurbished refinery equipment to the Nixon Facility, including, among others, a Merox unit, vacuum tower, prefrac tower unit, and LPG fractionator.

Execution of our business strategy depends on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit, and the financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive, and other factors beyond our control.  There can be no assurance that our business strategy will achieve the anticipated outcomes, or that LEH will continue to fund our working capital requirements during months in which we have operational losses.  In the event our business strategy is unsuccessful, or our working capital requirements are not funded by our profit share distribution or LEH, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.  See “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2014 for risk factors related to working capital, liquidity and Nixon Facility downtime.

Remainder of Page Intentionally Left Blank

Cash Flow

Our cash flow from operations for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cash flow from operations
Adjusted income from continuing operations	$1,109,528	$1,795,406	$7,627,462	$8,566,636
Change in assets and current liabilities	(1,641,588)	(1,649,007)	(5,581,528)	(3,220,899)

Total cash flow from (used in) operations	(532,060)	146,399	2,045,934	5,345,737

Cash inflows (outflows)
Proceeds from issuance of long-term debt	25,000,000	-	25,000,000	-
Payments on long term debt	(8,771,053)	(679,785)	(9,071,159)	(5,946,901)
Capital expenditures	(4,967,579)	(270,693)	(6,259,494)	(329,871)
Proceeds from notes payable	3,000,000	2,000,000	3,000,000	2,000,000
Payments on notes payble	-	(50,599)	-	(62,483)

Total cash outflows	761,368	998,923	(830,653)	(4,339,255)

Total change in cash flows	$229,308	$1,145,322	$1,215,281	$1,006,482

For the Current Quarter, we experienced negative cash flow from operations of $532,060 compared to positive cash flow from operations of $146,399 for the Prior Quarter, which represented a decrease in cash flow from operations of $678,459 for the Current Quarter compared to the Prior Quarter.  The significant decrease in cash flow from operations between the periods was related to an increase in restricted cash, which primarily represented: (i) a construction contingency account under which Sovereign will fund contingencies, (ii) a payment reserve account held by Sovereign as security for payments under a loan agreement, and (iii) a certificate of deposit held by Sovereign as security under a loan agreement.

For the Current Six Months, we experienced positive cash flow from operations of $2,045,934 compared to positive cash flow from operations of $5,345,737 for the Prior Six Months, which represented a decrease in cash flow from operations of $3,299,803 for the Current Six Months compared to the Prior Six Months.  The decrease in cash flow from operations between the periods was primarily related to an increase in restricted cash as noted above.  During the Prior Six Months, a significant portion of our cash flow from operations was used to pay off the Construction and Funding Agreement. As a result, GEL became entitled to receive the JMA Profit Share during the Prior Six Months, the net effect of which increased our expenses and reduced our cash flow from operations for the Current Six Months.

Working Capital

We had working capital of $1,568,383 consisting of $21,299,688 in total current assets and $19,731,305 in total current liabilities, at June 30, 2015.  Comparatively, we had a working capital deficit of $3,200,991, consisting of $14,682,657 in total current assets and $17,883,648 in total current liabilities, at December 31, 2014.  As of June 30, 2015, we recognized approximately $3.0 million of deferred tax assets that we expect to use over the next twelve months as current rather than long-term.  For the six month period, the $4,769,374 improvement in working capital between the periods related to the change in our deferred tax assets, an increase in cash and restricted cash, and a reduction in accrued expenses and other current liabilities. (See the cash flow discussion above related to restricted cash.)

Capital Spending

Capital expenditures in the Current Quarter totaled $4,967,579 compared to $270,693 in the Prior Quarter.  Capital expenditures in the Current Six Months totaled $6,259,494 compared to $329,871 in the Prior Six Months.  Capital spending primarily related to investments in the Nixon Facility. During the Current Quarter, we completed automation of additional meters, refurbished petroleum storage tanks, acquired idle refinery equipment (in a non-cash transaction), began construction of new petroleum storage tanks, and continued with refurbishment of key components of the naphtha stabilizer and depropanizer units.  We are funding capital expenditures at the Nixon Facility primarily through borrowings.

In June 2015, proceeds of the Term Loan Due 2034 were used to refinance approximately $8.5 million of debt owed to American First National Bank.  Remaining proceeds will primarily be used to construct new petroleum storage tanks and expand the Nixon Facility.  Also in June 2015, we entered into a Loan and Security Agreement with Sovereign as lender for a short term note in the principal amount of $3.0 million (the “Bridge Loan Due 2015”).  Proceeds of the Bridge Loan Due 2015 were used to purchase idle refinery equipment for the Nixon Facility.

We entered into a 36 month “build-to-suit” capital lease in August 2014, for the purchase of new boiler equipment for the Nixon Facility. The boiler equipment was delivered in December 2014.

In May 2014, we entered into a Loan and Security Agreement with Sovereign for a short term note in the principal amount of $2.0 million (the “Term Loan Due 2017”).  Proceeds of the Term Loan Due 2017 are being used primarily to finance costs associated with refurbishment of the Nixon Facility’s naphtha stabilizer and depropanizer units.

Indebtedness

The principal balance outstanding on our short and long-term debt obligations was as follows:

	June 30,	December 31,
	2015	2014

Notes payable
Bridge Loan Due 2015	$3,000,000	$-
Long-term debt
Term Loan Due 2034	25,000,000	-
Notre Dame Debt	1,300,000	1,300,000
Term Loan Due 2017	1,294,955	1,638,898
Capital Leases	388,166	466,401
Refinery Note	-	8,648,980

	$30,983,121	$12,054,279

See “Part I, Item 1. Financial Statements – Note (11) Notes Payable and Note (14) Long-Term Debt” of this report for additional disclosures related to our short and long-term debt obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), require us to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Although we have made improvements, our disclosure controls and procedures were ineffective as of June 30, 2015, reflecting the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, we took the following steps toward remediating the noted material weakness related to the lack of formally documented accounting policies and procedures:

●	developed and implemented a monthly accounting close checklist;
●	instituted a formal process to ensure manual journal entries are reviewed and approved by someone other than the preparer;
●	developed a written capitalization policy for fixed assets and reviewed the policy with our external tax consultant;
●	created a framework to document our internal controls, developed a plan for current year testing, and completed phase one testing of our internal controls framework; and
●	reported internal control testing results with the Audit Committee of the Board.

We believe that, to date, we have made significant progress towards remediating identified significant deficiencies and material weaknesses in our internal controls over financial reporting.  Although we plan to continue with our efforts to fully remediate the identified material weaknesses during the second half of 2015, there can be no assurance that our corrective actions will be sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls over financial reporting in the future.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are subject to various lawsuits, claims, liens and administrative proceedings that arise out of the normal course of business. Vendors have placed mechanic’s liens on certain of our assets primarily as protection during construction activities. Management does not believe that such liens have a material adverse effect on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (11) Notes Payable and Note (14) Long-Term Debt” of this report for disclosures related to potential defaults on debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

LEH manages and operates all of our properties pursuant to the Operating Agreement.  For services rendered, LEH receives reimbursements and fees.  On July 15, 2015, the Operating Agreement was further amended to: (i) clarify excluded costs with respect to payments as defined under the Joint Marketing Agreement by and between GEL Tex Marketing, LLC dated as of August 12, 2011 (as amended, restated, supplemented or otherwise modified from time to time), and (ii) extend the term from August 12, 2015 to August 12, 2018.  The effective date of Amendment No. 2 to the Operating Agreement is June 1, 2015.  See “Part I, Item 1. Financial Statements – Note (10) Accounts Payable, Related Party and Note (23) Subsequent Events” of this report for additional disclosures related to the Operating Agreement.

ITEM 6.  EXHIBITS

(a)  Exhibits:

The following exhibits are filed herewith:

No.	Description
10.1	Amendment No. 2. to Operating Agreement by and between Lazarus Energy Holdings, LLC, Blue Dolphin Energy Company, and Lazarus Energy, LLC effective as of June 1, 2015.
31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY (Registrant)

Date: August 14, 2015	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll
Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd
Interim Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)