Form 10-Q
period 2016-03-31
BLUE DOLPHIN ENERGY CO
filed 2016-05-16
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of May 16, 2016:  10,458,400

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16

GLOSSARY OF SELECTED OIL AND GAS TERMS

The following are abbreviations and definitions of certain terms used in our Quarterly Report for the quarterly period ended March 31, 2016 (the “Quarterly Report”), which are commonly used in the oil and gas industry:

Atmospheric gas oil (“AGO”). The heaviest product boiled by a crude distillation unit operating at atmospheric pressure. This fraction ordinarily sells as distillate fuel oil, either in pure form or blended with cracked stocks. Blended AGO usually serves as the premium quality component used to lift lesser streams to the standards of saleable furnace oil or diesel engine fuel. Certain ethylene plants, called heavy oil crackers, can take AGO as feedstock.

Barrel (“bbl”). One stock tank bbl, or 42 U.S. gallons of liquid volume, used in reference to oil or other liquid hydrocarbons.

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

Barrels per Day (“bpd”). A measure of oil output representing the number of bbls of oil produced in a single operating day.

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

Condensate. Liquid hydrocarbons that are produced in conjunction with natural gas. Condensate is chemically more complex than LPG. Although condensate is sometimes similar to crude oil, it is usually lighter.

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

Distillates. The result of crude distillation and therefore any refined oil product. Distillate is more commonly used as an abbreviated form of middle distillate. There are mainly four (4) types of distillates: (i) very light oils or light distillates (such as our LPG mix and naphtha), (ii) light oils or middle distillates (such as our jet fuel), (iii) medium oils, and (iv) heavy oils (such as diesel and our heavy oil-based mud blendstock (“HOBM”), reduced crude, and AGO).

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

Light crude. A liquid petroleum that has a low density and flows freely at room temperature. It has a low viscosity, low specific gravity, and a high American Petroleum Institute gravity due to the presence of a high proportion of light hydrocarbon fractions.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16

Petroleum. A naturally occurring flammable liquid consisting of a complex mixture of hydrocarbons of various molecular weights and other liquid organic compounds. The name petroleum covers both the naturally occurring unprocessed crude oils and petroleum products that are made up of refined crude oil.

Propane. A by-product of natural gas processing and petroleum refining. Propane is one of a group of LPGs. The others include butane, propylene, butadiene, butylene, isobutylene and mixtures thereof. See definition of LPG.

Refined petroleum products. Refined petroleum products are derived from crude oil and condensate that have been processed through various refining methods. The resulting products include gasoline, home heating oil, jet fuel, diesel, lubricants and the raw materials for fertilizer, chemicals, and pharmaceuticals.

Refinery. Within the oil and gas industry, a refinery is an industrial processing plant where crude oil and condensate is separated and transformed into petroleum products.

Sour crude. Crude oil containing sulfur content of more than 0.5%.

Stabilizer unit. A distillation column intended to remove the lighter boiling compounds, such as butane or propane, from a product.

Sweet crude. Crude oil containing sulfur content of less than 0.5%.

Sulfur. Present at various levels of concentration in many hydrocarbon deposits, such as petroleum, coal, or natural gas. Also produced as a by-product of removing sulfur-containing contaminants from natural gas and petroleum. Some of the most commonly used hydrocarbon deposits are categorized according to their sulfur content, with lower sulfur fuels usually selling at a higher, premium price and higher sulfur fuels selling at a lower, or discounted, price.

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

Yield. The percentage of refined petroleum products that is produced from crude oil and other feedstocks.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$560,273	$1,853,875
Restricted cash	3,013,035	3,175,299
Accounts receivable, net	3,326,561	5,457,245
Prepaid expenses and other current assets	1,357,672	939,690
Deposits	229,933	395,414
Inventory	14,850,967	7,808,318
Deferred tax assets, current portion, net	4,845,465	3,486,746
Total current assets	28,183,906	23,116,587

Total property and equipment, net	53,147,209	48,841,812
Restricted cash, noncurrent	12,551,748	15,616,478
Surety bonds	1,022,000	1,022,000
Trade name	303,346	303,346
Deferred tax assets, net	-	120,491
Total long-term assets	67,024,303	65,904,127
TOTAL ASSETS	$95,208,209	$89,020,714

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$24,696,745	$14,882,714
Accounts payable, related party	408,556	300,000
Asset retirement obligations, current portion	38,644	38,644
Accrued expenses and other current liabilities	1,719,195	2,990,891
Interest payable, current portion	87,558	81,467
Long-term debt less unamortized debt issue costs, current portion	32,942,090	1,934,932
Total current liabilities	59,892,788	20,228,648

Long-term liabilities:
Asset retirement obligations, net of current portion	1,939,363	1,947,220
Deferred revenues and expenses	114,661	125,085
Long-term debt less unamortized debt issue costs, net of current portion	1,392,787	32,846,254
Long-term interest payable, net of current portion	1,534,661	1,482,801
Deferred tax liabilities, net	72,327	-
Total long-term liabilities	5,053,799	36,401,360

TOTAL LIABILITIES	64,946,587	56,630,008

Commitments and contingencies (Note 19)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,608,400 and
10,603,802 shares issued at March 31, 2016 and December 31, 2015, respectively)	106,084	106,038
Additional paid-in capital	36,758,691	36,738,737
Accumulated deficit	(5,803,153)	(3,654,069)
Treasury stock, 150,000 shares at cost	(800,000)	(800,000)
Total stockholders' equity	30,261,622	32,390,706
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,208,209	$89,020,714

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16

Consolidated Statements of Operations (Unaudited)

	Three Monthe Ended March 31,
	2016	2015

REVENUE FROM OPERATIONS
Refined petroleum product sales	$31,193,137	$61,067,062
Tank rental revenue	291,487	286,892
Pipeline operations	27,652	38,395
Total revenue from operations	31,512,276	61,392,349

COST OF OPERATIONS
Cost of refined products sold	30,993,477	49,387,449
Refinery operating expenses	3,437,015	2,880,971
Joint Marketing Agreement profit share	(671,092)	2,438,637
Pipeline operating expenses	79,290	46,596
Lease operating expenses	14,652	7,316
General and administrative expenses	357,004	345,884
Depletion, depreciation and amortization	440,453	399,231
Recovery of bad debt	(139,868)	-
Accretion expense	28,186	53,215
Total cost of operations	34,539,117	55,559,299

Income (loss) from operations	(3,026,841)	5,833,050

OTHER INCOME (EXPENSE)
Easement, interest and other income	131,763	66,007
Interest and other expense	(419,907)	(208,075)
Total other expense	(288,144)	(142,068)

Income (loss) before income taxes	(3,314,985)	5,690,982

Income tax benefit (expense)	1,165,901	(1,989,618)

Net income (loss)	$(2,149,084)	$3,701,364

Income (loss) per common share:
Basic	$(0.21)	$0.35
Diluted	$(0.21)	$0.35

Weighted average number of common shares outstanding:
Basic	10,457,794	10,449,444
Diluted	10,457,794	10,449,444

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(2,149,084)	$3,701,364
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	440,453	399,231
Unrealized loss (gain) on derivatives	(1,374,040)	548,190
Deferred tax expense (benefit)	(1,165,901)	1,807,484
Amortization of debt issue costs	32,122	8,450
Accretion expense	28,186	53,215
Common stock issued for services	20,000	-
Recovery of bad debt	(139,868)	-
Changes in operating assets and liabilities
Accounts receivable	2,270,552	(1,536,092)
Prepaid expenses and other current assets	772,658	650,694
Deposits and other assets	165,481	(80,513)
Inventory	(7,042,649)	129,941
Accounts payable, accrued expenses and other liabilities	7,631,014	(2,046,849)
Accounts payable, related party	108,556	(1,054,523)
Net cash provided by (used in) operating activities	(402,520)	2,580,592

INVESTING ACTIVITIES
Capital expenditures	(3,639,645)	(1,291,915)
Change in restricted cash for investing activities	3,064,730	-
Net cash used in investing activities	(574,915)	(1,291,915)

FINANCING ACTIVITIES
Payments on long-term debt	(478,431)	(300,106)
Change in restricted cash for financing activities	162,264	(2,598)
Net cash used in financing activities	(316,167)	(302,704)
Net increase (decrease) in cash and cash equivalents	(1,293,602)	985,973

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,853,875	1,293,233
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$560,273	$2,279,206

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable	$1,106,205	$-
Interest paid	$668,343	$165,513
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16

Notes to Consolidated Financial Statements

(1)	Organization

Nature of Operations.  We are primarily an independent refiner and marketer of petroleum products.  Our primary asset is a 15,000 bpd crude oil and condensate processing facility that is located in Nixon, Texas (the “Nixon Facility”).  As part of our refinery business segment, we conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility.  We also own and operate pipeline assets and have leasehold interests in oil and gas properties. See “Note (4) Business Segment Information” of this Quarterly Report for further discussion of our business segments.

Structure and Management. We were formed as a Delaware corporation in 1986.  We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”), which owns approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). LEH manages and operates all of our properties pursuant to an Operating Agreement (the “Operating Agreement”).  Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer and President of Blue Dolphin, as well as a majority owner of LEH.   See “Note (8) Accounts Payable, Related Party,” “Note (9) Long-Term Debt, Net,” and “Note (19) Commitments and Contingencies – Financing Agreements” of this Quarterly Report for additional disclosures related to the Operating Agreement, Jonathan Carroll, and LEH.

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

See "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Owned and Leased Assets” in our Annual Report for the fiscal year ended December 31, 2015 (the “Annual Report”) as filed with the Securities and Exchange Commission (the “SEC”) for additional information regarding our operating subsidiaries.

Operating Risks.  We had cash and cash equivalents of $560,273 and $1,853,875 at March 31, 2016 and December 31, 2015, respectively. We currently rely on our profit share under the Joint Marketing Agreement and LEH to fund our working capital requirements.  During months in which we receive no profit share under the Joint Marketing Agreement, LEH may, but is not required to, fund our working capital requirements.  There can be no assurances that LEH will continue to fund our working capital requirements.

As of March 31, 2016, we were in violation of certain financial covenants in loan agreements with Sovereign Bank, a Texas state bank (“Sovereign”). We are currently making our scheduled monthly payments in accordance with the terms and conditions of the loan agreements.  See “Note (9) Long-Term Debt, Net” of this Quarterly Report for additional disclosures related to Sovereign, our long-term debt, and financial covenant violations.

In addition to the Joint Marketing Agreement, we are party to a variety of contracts and agreements with Genesis Energy, LLC “(Genesis”) and its affiliates that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. Certain of these agreements with Genesis and its affiliates have successive one-year renewals until August 2019 unless sooner terminated by Genesis or its affiliates with 180 days prior written notice.  These agreements and understandings require us to have a close working relationship with Genesis in order for us to be successful in fully executing our business strategy. If we are unable to maintain these relationships or our relationships are not on good terms, it could have a material adverse effect on our operations, liquidity and financial condition. See “Note (19) Commitments and Contingencies – Genesis Agreements” of this Quarterly Report for further discussion related to Genesis, the Joint Marketing Agreement, and the Crude Supply Agreement.

We believe that our cash flows from operations, existing cash and cash equivalents, and proceeds from credit facilities will be sufficient to support our operations and capital expenditures for the next 12 to 18 months.  However, our efforts depend on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit, and the financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors that are beyond our control.  There can be no assurance that our operational strategy will achieve the anticipated outcomes.  In the event our operational strategy is not successful, or our working capital requirements are not funded by our profit share under the Joint Marketing Agreement or LEH, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements, which include Blue Dolphin and subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in our audited financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations. Significant intercompany transactions have been eliminated in the consolidation.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included, disclosures are adequate, and the presented information is not misleading.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.

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

Cash and Cash Equivalents. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.  Cash and cash equivalents totaled $560,273 and $1,853,875 at March 31, 2016 and December 31, 2015, respectively.

Restricted Cash. Restricted cash, current totaled $3,013,035 and $3,175,299 at March 31, 2016 and December 31, 2015, respectively. Restricted cash, noncurrent totaled $12,551,748 and $15,616,478 at March 31, 2016 and December 31, 2015, respectively. Restricted cash, current primarily represents: (i) a construction contingency account under which Sovereign will fund contingencies and (ii) a payment reserve account held by Sovereign as security for payments under a loan agreement.  Restricted cash, noncurrent represents a disbursement account under which Sovereign will make payments for construction related expenses to build new petroleum storage tanks.  See “Note (9) Long-Term Debt, Net” of this Quarterly Report for additional disclosures related to loan agreements with Sovereign.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due on any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all of our aged accounts receivable for collectability and establish an allowance for individual customer balances as necessary.  Allowance for doubtful accounts totaled $0 and $139,868 at March 31, 2016 and December 31, 2015, respectively.

Inventory. The nature of our business requires us to maintain inventory, which primarily consists of refined petroleum products and chemicals.  Inventory reflected for crude oil and condensate is nominal and represents line fill.  Our overall inventory is valued at lower of cost or market with costs being determined by the average cost method.  If the market value of our refined petroleum product inventories declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of refined products sold.  See “Note (6) Inventory” of this Quarterly Report for additional disclosures related to our inventory.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

Although these commodity futures contracts are not subject to hedge accounting treatment under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) guidance, we record the fair value of these Genesis hedges in our consolidated balance sheet each financial reporting period because of contractual arrangements with Genesis under which we are effectively exposed to the potential gains or losses. We recognize all commodity hedge positions as either current assets or current liabilities in our consolidated balance sheets and those instruments are measured at fair value. Changes in the fair value from financial reporting period to financial reporting period are recognized in our consolidated statements of operations.  Net gains or losses associated with these transactions are recognized within cost of refined products sold in our consolidated statements of operations using mark-to-market accounting.

See “Note (17) Fair Value Measurement” and “Note (18) Inventory Risk Management” of this Quarterly Report for additional disclosures related to derivatives.

Property and Equipment.

Refinery and Facilities. Additions to refinery and facilities assets are capitalized. Expenditures for repairs and maintenance are expensed as incurred and are included as operating expenses under the Operating Agreement.  Management expects to continue making improvements to the Nixon Facility based on technological advances.

We record refinery and facilities at cost less any adjustments for depreciation or impairment.  Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations.  For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service.  We did not record any impairment of our refinery and facilities assets at March 31, 2016 or December 31, 2015.

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

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method.  Our oil and gas properties had no production during the three months ended March 31, 2016 and 2015.  All leases associated with our oil and gas properties have expired, and our oil and gas properties were fully impaired at December 31, 2012.

Construction in Progress. Construction in progress expenditures, which relate to construction and refurbishment activities at the Nixon Facility, are capitalized as incurred. Depreciation begins once the asset is placed in service.

See “Note (7) Property, Plant and Equipment, Net” of this Quarterly Report for additional disclosures related to our refinery and facilities assets, oil and gas properties, pipelines and facilities assets, and construction in progress.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

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

Deferred Revenue. In 2014, we increased the ownership interest in our pipeline assets from approximately 83% to 100% pursuant to an Asset Sale Agreement (the “Purchase Agreement”) with a former partner. Pursuant to the Purchase Agreement, the former partner paid us $100,000 in cash, and a surety company $850,000 in cash as collateral for supplemental pipeline bonds for our benefit in exchange for the payment and discharge of any and all payables, claims, and obligations related to the pipeline assets. We recorded the amount received for our benefit related to the supplemental pipeline bonds as deferred revenue. We recognized the deferred revenue on a straight-line basis through December 31, 2018, the expected retirement date of the associated assets. In 2015, a significant portion of the remaining deferred revenue was recognized as a result of retiring certain of the assets. See “Part I, Business -- Governmental Regulation -- Offshore Safety and Environmental Oversight – Decommissioning Requirements” of our Annual Report for a discussion related to supplemental pipeline bonds.

Income Taxes. We account for income taxes under FASB ASC guidance related to income taxes, which requires recognition of income taxes based on amounts payable with respect to the current period and the effects of deferred taxes for the expected future tax consequences of events that have been included in our financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

See “Note (15) Income Taxes” of this Quarterly Report for further information related to income taxes.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
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

See “Note (11) Asset Retirement Obligations” of this Quarterly Report for additional information related to our AROs.

Computation of Earnings Per Share. We apply the provisions of FASB ASC guidance for computing earnings per share (“EPS”). The guidance requires the presentation of basic EPS, which excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The guidance requires dual presentation of basic EPS and diluted EPS on the face of our consolidated statements of operations and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the earnings of the entity.

The number of shares related to options, warrants, restricted stock, and similar instruments included in diluted EPS is based on the “Treasury Stock Method” prescribed in FASB ASC guidance for computation of EPS. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and, for restricted stock, the amount of compensation cost attributed to future services that has not yet been recognized and the amount of any current and deferred tax benefit that would be credited to additional paid-in-capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock, and similar instruments is dependent on this average stock price and will increase as the average stock price increases.  See “Note (16) Earnings Per Share” for additional information related to EPS.

Stock-Based Compensation. In accordance with FASB ASC guidance for stock-based compensation, share-based payments to personnel, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in our consolidated statements of operations over the service period (generally the vesting period).

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

Treasury Stock. We account for treasury stock under the cost method.  When treasury stock is re-issued, the net change in share price subsequent to acquisition of the treasury stock is recognized as a component of additional paid-in-capital in our consolidated balance sheets.  See “Note (12) Treasury Stock” of this Quarterly Report for additional disclosures related to treasury stock.

New Accounting Pronouncement.  In April 2015, FASB issued ASU 2015-03, Imputation of Interest (Topic 835):  Simplifying the Presentation of Debt Issuance Costs.  This guidance requires debt issue costs to be presented as an offset to their related debt.  Effective January 1, 2015, we adopted this accounting pronouncement.  Accordingly, our consolidated balance sheets at March 31, 2016 and December 31, 2015 as reflected within this Quarterly Report have been changed to reclassify approximately $2.4 million previously reported as debt issue costs as a direct deduction of long-term debt. The adoption of ASU 2015-03 had no impact on our results of operations or cash flows.

New Pronouncements Issued But Not Yet Effective. FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB ASC, including changes to non-authoritative SEC content.  The following are recently issued, but not yet effective, accounting standards that may have an effect on our consolidated financial position, results of operations, or cash flows:

ASU 2016-02, Leases (Topic 842). In February 2016, FASB issued ASU 2016-02. This guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  For a public business entity, the amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated balance sheets.

ASU 2015-17, Income Taxes (Topic 740). In November 2015, FASB issued ASU 2015-17, which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent.  Current GAAP requires deferred tax liabilities and assets to be separated into current and noncurrent.  ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We anticipate utilizing the majority of our current deferred tax assets prior to the effective date of ASU 2015-17.  We do not anticipate adoption of this guidance to have a material effect on our consolidated balance sheets.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. In July 2015, FASB issued ASU 2015-11. Current guidance requires an entity to measure inventory at the lower of cost or market.  Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.  Under ASU 2015-11, an entity should measure inventory at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Amendments under ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.  For public business entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not anticipate adoption of this guidance to have a material effect on our consolidated financial statements.

ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). In August 2014, FASB issued ASU 2014-15, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. We do not anticipate adoption of this guidance to have a material effect on our consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In May 2014, FASB issued ASU 2014-09, which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.  The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year.  The effective date for public business entities is annual reporting periods beginning after December 15, 2017.  Public business entities would apply the new revenue standard to interim reporting periods after December 15, 2017.  As such, for a public business entity with a calendar year-end, ASU 2014-09 would be effective on January 1, 2018, for both its interim and annual reporting periods.  This represents a one-year deferral from the original effective date.  The new effective date guidance allows early adoption for all entities as of the original effective date (December 15, 2016). In March 2016, FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. When another party, along with the entity, is involved in providing a good or a service to a customer, the entity must determine whether the nature of its promise is to provide that good or service to the customer (e.g., entity as principal) or to arrange for the good or service to be provided to the customer by the other party (e.g., entity as agent).  Such determination is based upon whether the entity controls the good or the service before it is transferred to the customer.  We are evaluating the impact that adoption of ASU 2014-09, ASU 2015-14, and ASU 2016-08, all of which relate to Revenue from Contracts with Customers (Topic 606), will have on our consolidated financial statements.

Other new pronouncements issued but not effective until after March 31, 2016 are not expected to have a material impact on our financial position, results of operations or liquidity.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

(4)	Business Segment Information

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

Business segment information for the three months ended March 31, 2016 and 2015 (and at March 31, 2016 and 2015), was as follows:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Segment				Segment
	Refinery Operations	Pipeline Transportation	Corporate & Other	Total	Refinery Operations	Pipeline Transportation	Corporate & Other	Total
Revenue from operations	$31,484,624	$27,652	$-	$31,512,276	$61,353,954	$38,395	$-	$61,392,349
Less: cost of operations(1)	(34,422,853)	(122,128)	(224,775)	(34,769,756)	(52,259,470)	(53,912)	(408,048)	(52,721,430)
Other non-interest income(2)	-	130,665	-	130,665	-	62,500	-	62,500
Adjusted EBITDA	(2,938,229)	36,189	(224,775)	(3,126,815)	9,094,484	46,983	(408,048)	8,733,419
Less: JMA Profit Share(3)	671,092	-	-	671,092	(2,438,637)	-	-	(2,438,637)
EBITDA	$(2,267,137)	$36,189	$(224,775)		$6,655,847	$46,983	$(408,048)

Depletion, depreciation and amortization				(440,453)				(399,231)
Interest expense, net				(418,809)				(204,569)

Income (loss) before income taxes				(3,314,985)				5,690,982

Income tax benefit (expense)				1,165,901				(1,989,618)

Net income (loss)				$(2,149,084)				$3,701,364

Capital expenditures	$3,639,645	$-	$-	$3,639,645	$1,291,915	$-	$-	$1,291,915

Identifiable assets	$87,970,266	$2,026,778	$5,211,165	$95,208,209	$53,361,470	$2,923,368	$4,355,252	$60,640,090

(1)
Operation cost within the Refinery Operations and Pipeline Transportation segments includes related general, administrative, and accretion expenses.  Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees, and legal expense.

(2)
Other non-interest income reflects FLNG easement revenue.  See “Note (19) Commitments and Contingencies – FLNG Master Easement Agreement” of this Quarterly Report for further discussion related to FLNG.

(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement.  See “Note (19) Commitments and Contingencies – Genesis Agreements” of this Quarterly Report for further discussion related to the Joint Marketing Agreement.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets for the periods indicated consisted of the following:

	March 31,	December 31,
	2016	2015

Unrealized hedging gains	$1,190,640	$-
Prepaid insurance	155,782	315,120
Prepaid listing fees	11,250	-
Prepaid related party operating expenses	-	624,570

	$1,357,672	$939,690

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

(6)	Inventory

Inventory for the periods indicated consisted of the following:

	March 31,	December 31,
	2016	2015

HOBM	$8,327,943	$5,007,576
Jet fuel	5,547,597	2,045,784
Naphtha	427,496	309,850
AGO	408,152	278,278
Chemicals	101,063	122,777
Crude oil and condensate	19,041	19,041
Propane	11,212	17,860
LPG mix	8,463	7,152

	$14,850,967	$7,808,318

Product mix and inventory levels may fluctuate from one period to the next to capture market opportunities.  At March 31, 2016, our diesel and jet fuel inventory increased intentionally compared to December 31, 2015 to fulfill anticipated orders from a large new customer, seasonal jet fuel demand, and in anticipation of the opening of the Mexican diesel market to private companies.

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, for the periods indicated consisted of the following:

	March 31,	December 31,
	2016	2015

Refinery and facilities	$43,046,528	$40,195,928
Pipelines and facilities	2,127,207	2,127,207
Onshore separation and handling facilities	325,435	325,435
Land	602,938	602,938
Other property and equipment	652,795	644,795
	46,754,903	43,896,303

Less: Accumulated depletion, depreciation, and amortization	(6,674,613)	(6,234,161)
	40,080,290	37,662,142

Construction in progress	13,066,919	11,179,670

	$53,147,209	$48,841,812

We capitalize interest cost incurred on funds used to construct property, plant, and equipment.  The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s useful life.  Interest cost capitalized was $954,134 and $556,032 at March 31, 2016 and December 31, 2015, respectively.

(8)	Accounts Payable, Related Party

Accounts payable, related party totaled $408,556 and $300,000 at March 31, 2016 and December 31, 2015, respectively.  Accounts payable, related party consisted of reimbursements and fees under the Operating Agreement, off-site storage tank leasing expense, and guaranty fee expense related to certain of our long-term debt.

Short-Term Tank Lease Agreement.  We utilize a short-term tank lease agreement with Ingleside Crude, LLC (“Ingleside”) to meet periodic additional storage needs.  The Tank Lease Agreement had an initial term of 30 days and automatically renews for 30 day periods. The parties may terminate the Tank Lease Agreement upon 30 days written notice. Ingleside is a related party of LEH and Jonathan Carroll.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

At March 31, 2016 and December 31, 2015, accounts payable, related party to Ingleside totaled $172,389 and $300,000, respectively.  For the three months ended March 31, 2016 and 2015, fees to Ingleside totaled $275,000 (approximately $0.23 per bbl of throughput) and $0, respectively, and were reflected as refinery operating expenses in our consolidated statements of operations.

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

For services rendered, LEH receives reimbursements and fees as follows:

•
Reimbursements. For management and operation of all properties excluding the Nixon Facility, LEH is reimbursed at cost for all reasonable expenses incurred while performing the services.  Unsettled reimbursements to LEH are reflected within prepaid expenses and other current assets or accounts payable, related party in our consolidated balance sheets.

At March 31, 2016, accounts payable, related party to LEH totaled $77,836.  At December 31, 2015, prepaid related party operating expenses to LEH totaled $624,570.  See “Note (5) Prepaid Expenses and Other Current Assets” of this Quarterly Report for additional disclosures with respect to related party expenses.

•
Fees. For management and operation of the Nixon Facility, LEH receives fees: (i) in the form of weekly payments from GEL TEX Marketing, LLC (“GEL”) not to exceed $750,000 per month, (ii) $0.25 for each bbl processed at the Nixon Facility up to a maximum quantity of 10,000 bbls per day determined on a monthly basis, and (iii) $2.50 for each bbl processed at the Nixon Facility in excess of 10,000 bbls per day determined on a monthly basis.  Amounts expensed as fees are reflected as refinery operating expenses in our consolidated statements of operations.

For the three months ended March 31, 2016 and 2015, fees to LEH totaled $3,162,017 (approximately $2.67 per bbl of throughput) and $2,880,971 (approximately $2.71 per bbl of throughput), respectively, and were reflected as refinery operating expenses in our consolidated statements of income.

Guaranty Fees Agreements.  As a condition of certain of our long-term debt, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loans.  For his personal guarantee, Jonathan Carroll receives fees pursuant to Guaranty Fee Agreements. At March 31, 2016 and December 31, 2015, accounts payable, related party to Jonathan Carroll totaled $158,331 and $0, respectively.  See “Note (9) Long-Term Debt, Net” of this Quarterly Report for further discussion related to the Guaranty Fee Agreements.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

(9)	Long-Term Debt, Net

Long-term debt, net, which represents the outstanding principal and interest of long-term debt less associated debt issue costs, consisted of the following for the periods indicated:

	March 31, 2016			December 31, 2015
		Debt Issue	Long-Term		Debt Issue	Long-Term
	Principal	Costs	Debt, Net	Principal	Costs	Debt, Net

First Term Loan Due 2034	24,464,586	(1,601,787)	22,862,799	24,643,081	(1,623,810)	23,019,271
Second Term Loan Due 2034	9,926,704	(757,572)	9,169,132	10,000,000	(767,672)	9,232,328
Notre Dame Debt	1,300,000	-	1,300,000	1,300,000	-	1,300,000
Term Loan Due 2017	739,974	-	739,974	924,969	-	924,969
Capital Leases	262,972	-	262,972	304,618	-	304,618
	$36,694,236	$(2,359,359)	$34,334,877	$37,172,668	$(2,391,482)	$34,781,186

Less: Long-term debt less unamortized debt issue costs, current portion			(32,942,090)			(1,934,932)
			$1,392,787			$32,846,254

Accrued interest related to our long-term debt, net (reflected as interest payable, current portion and long-term interest payable, net of current portion in our consolidated balance sheets) consisted of the following for the periods indicated:

	March 31,	December 31,
	2016	2015

Notre Dame Debt	1,534,661	1,482,801
First Term Loan Due 2034	45,894	34,883
Second Term Loan Due 2034	34,630	39,193
Term Loan Due 2017	4,779	4,779
Capital Leases	2,255	2,612
	$1,622,219	$1,564,268

Less: Interest payable, current portion	(87,558)	(81,467)
	$1,534,661	$1,482,801

First Term Loan Due 2034. LE entered into a Loan and Security Agreement with Sovereign in June 2015, as administrative agent and lender pursuant to a term loan in the principal amount of $25.0 million (the “First Term Loan Due 2034”).  The First Term Loan Due 2034 matures in June 2034, has current monthly payments of principal and interest of $188,409, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%.  Pursuant to a construction rider in the First Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Sovereign makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash and restricted cash, noncurrent in our consolidated balance sheets.

As of March 31, 2016, LE was in violation of the debt service coverage ratio and the current ratio financial covenants under the First Term Loan Due 2034. Accordingly, the First Term Loan Due 2034 has been classified within the current portion of long-term debt on our consolidated balance sheets.  See “Note (1) Organization – Operating Risks” of this Quarterly Report for additional disclosures related to Sovereign and the First Term Loan Due 2034.

As a condition of the First Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LE entered into a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the First Term Loan Due 2034.  For the three months ended March 31, 2016 and 2015, guaranty fees related to the First Term Loan Due 2034 totaled $122,633 and $0, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.  LEH, LRM and Blue Dolphin also guaranteed the First Term Loan Due 2034.  See “Note (8) Accounts Payable, Related Party” of this Quarterly Report for additional disclosures related to LEH and Jonathan Carroll.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

Proceeds of the First Term Loan Due 2034 were used to refinance approximately $8.5 million of debt owed to American First National Bank under the Refinery Note.  Remaining proceeds are being used primarily to construct new petroleum storage tanks. The First Term Loan Due 2034 is secured by: (i) a first lien on all Nixon Facility business assets (excluding accounts receivable and inventory), (ii) assignment of all Nixon Facility contracts, permits, and licenses, (iii) absolute assignment of Nixon Facility rents and leases, including tank rental income, (iv) a $1.0 million payment reserve account held by Sovereign, and (v) a pledge of $5.0 million of a life insurance policy on Jonathan Carroll.  The First Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for credit facilities of this type.

Second Term Loan Due 2034. LRM entered into a Loan and Security Agreement with Sovereign in December 2015, as administrative agent and lender pursuant to a term loan in the principal amount of $10.0 million (the “Second Term Loan Due 2034”).  The Second Term Loan Due 2034 matures in December 2034, has current monthly payments of principal and interest of $74,111, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%.  Pursuant to a construction rider in the Second Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Sovereign makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash and restricted cash, noncurrent in our consolidated balance sheets.

As of March 31, 2016, LRM was in violation of the debt service coverage ratio and the current ratio financial covenants under the Second Term Loan Due 2034. Accordingly, the Second Term Loan Due 2034 has been classified within the current portion of long-term debt on our consolidated balance sheets.  See “Note (1) Organization – Operating Risks” of this Quarterly Report for additional disclosures related to Sovereign and the Second Term Loan Due 2034.

As a condition of the Second Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LRM entered into a Guaranty Fee Agreement with Jonathan P. Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Second Term Loan Due 2034.  For the three months ended March 31, 2016 and 2015, guaranty fees related to the Second Term Loan Due 2034 totaled $49,747 and $0, respectively.  Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.   LEH, LE and Blue Dolphin also guaranteed the Second Term Loan Due 2034.  See “Note (8) Accounts Payable, Related Party” of this Quarterly Report for additional disclosures related to LEH and Jonathan Carroll.

Proceeds of the Second Term Loan Due 2034 were used to refinance a previous bridge loan to Sovereign in the amount of $3.0 million.  Remaining proceeds are being used primarily to construct additional new petroleum storage tanks at the Nixon Facility. The Second Term Loan Due 2034 is secured by: (i) a second priority lien on the rights of LE in the Nixon Facility and the other collateral of LE pursuant to a security agreement; (ii) a first priority lien on the real property interests of LRM; (iii) a first priority lien on all of LRM’s fixtures, furniture, machinery and equipment; (iv) a first priority lien on all of LRM’s contractual rights, general intangibles and instruments, except with respect to LRM’s rights in its leases of Tanks 62, 63, and 80, with respect to which Sovereign will have a second priority lien in such leases subordinate to a prior lien granted by LRM to Sovereign to secure obligations of LRM under the Term Loan Due 2017; and (v) all other collateral as described in the security documents.  The Second Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for credit facilities of this type.

Notre Dame Debt. LE entered into a loan with Notre Dame Investors, Inc. as evidenced by a Promissory Note in the original principal amount of $8.0 million, which is currently held by John Kissick (the “Notre Dame Debt”). The Notre Dame Debt matures in January 2018, and accrues interest at a rate of 16.00%.

The Notre Dame Debt is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the Nixon Facility and general assets of LE.  There are no financial maintenance covenants associated with the Notre Dame Debt. Pursuant to a Subordination Agreement dated June 2015, the holder of the Notre Dame Debt agreed to subordinate any security interest and liens on the Nixon Facility, as well as its right to payments, in favor of Sovereign as holder of the First Term Loan Due 2034.  See “Note (19) Commitments and Contingencies – Genesis Agreements” of this Quarterly Report for additional disclosures related to the Genesis Agreements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

Term Loan Due 2017. LRM entered into a Loan and Security Agreement with Sovereign in May 2014, for a term loan facility in the principal amount of $2.0 million (the “Term Loan Due 2017”).  The Term Loan Due 2017 was amended in March 2015, pursuant to a Loan Modification Agreement (the “March Loan Modification Agreement”).  Under the March Loan Modification Agreement, the interest rate was modified to be the greater of the Wall Street Journal Prime Rate plus 2.75% or 6.00%, and the due date was extended to March 2017.  Pursuant to the March Loan Modification Agreement, the monthly payment due under the Term Loan Due 2017 is $61,665 plus interest.

As a condition of the Term Loan Due 2017, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LRM entered into a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Term Loan Due 2017.  For the three months ended March 31, 2016 and 2015, guaranty fees related to the Term Loan Due 2017 totaled $4,008 and $0, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.

The proceeds of the Term Loan Due 2017 were used primarily to finance costs associated with refurbishment of the Nixon Facility’s naphtha stabilizer and depropanizer units.  The Term Loan Due 2017 is: (i) subject to a financial maintenance covenant pertaining to debt service coverage ratio and (ii) secured by the assignment of certain leases of LRM and certain assets of LEH.  See “Note (8) Accounts Payable, Related Party” of this Quarterly Report for additional disclosures related to LEH and Jonathan Carroll.

Capital Leases. LRM entered into a 36 month build-to-suit capital lease in August 2014 for the purchase of new boiler equipment for the Nixon Facility.  The equipment, which was delivered in December 2014, was added to construction in progress.  Once placed in service, the equipment will be reclassified to refinery and facilities and depreciation will begin. The capital lease, which requires a quarterly payment in the amount of $44,258, is guaranteed by Blue Dolphin.

A summary of equipment held under long-term capital leases for the periods indicated follows:

	March 31,	December 31,
	2016	2015

Boiler equipment	$538,598	$538,598
Less: accumulated depreciation	-	-
	$538,598	$538,598

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities for the periods indicated consisted of the following:

	March 31,	December 31,
	2016	2015

Excise and income taxes payable	$1,080,083	$1,290,101
Unearned revenue	315,000	781,859
Other payable	131,115	157,714
Board of director fees payable	98,929	86,429
Insurance	64,390	103,024
Property taxes	29,678	-
Genesis JMA Profit Share payable	-	388,364
Unrealized hedging loss	-	183,400
	$1,719,195	$2,990,891

(11)	Asset Retirement Obligations

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

Pipelines and Facilities and Oil and Gas Properties.  We have AROs associated with the dismantlement and abandonment in place of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties.  We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the asset. Plugging and abandonment costs are recorded during the period incurred or as information becomes available to substantiate actual and/or probable costs.

Changes to our ARO liability for the periods indicated were as follows:

	March 31,	December 31,
	2016	2015

Asset retirement obligations, at the beginning of the period	$1,985,864	$1,866,770
New asset retirement obligations and adjustments	-	49
Liabilities settled	(36,043)	(92,330)
Accretion expense	28,186	211,375
	1,978,007	1,985,864
Less: asset retirement obligations, current portion	(38,644)	(38,644)

Long-term asset retirement obligations, at the end of the period	$1,939,363	$1,947,220

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

Liabilities settled represents amounts paid for plugging and abandonment costs against the asset’s ARO liability and are reflected in our consolidated balance sheets.  At March 31, 2016 and December 31, 2015, we recognized $36,043 and $92,330, respectively, in liabilities settled. Abandonment expense represents amounts paid for plugging and abandonment costs that exceed the asset’s ARO liability and are reflected in our consolidated statements of operations.  For the three months ended March 31, 2016 and 2015, we recognized $0 in abandonment expense.

(12)	Treasury Stock

At March 31, 2016 and December 31, 2015, we had 150,000 shares of treasury stock.

(13)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor.  We had cash balances in excess of the FDIC insurance limit per depositor in the amount of $15,507,858 and $19,594,883 at March 31, 2016 and December 31, 2015, respectively.

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

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances.  As a result, we believe that our accounts receivable credit risk exposure is limited.  For the three months ended March 31, 2016, we had 5 customers that accounted for approximately 75.4% of our refined petroleum products sales.  These 5 customers represented approximately $2.3 million in accounts receivable at March 31, 2016.  For the three months ended March 31, 2015, we had 3 customers that accounted for approximately 67% of our refined petroleum products sales.  These 3 customers represented approximately $4.1 million in accounts receivable at March 31, 2015.

Refined Petroleum Product Sales. All of our refined petroleum products are currently sold in the U.S. Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2016		2015

LPG mix	$250,547	0.8%	$57,308	0.0%
Naphtha	9,025,521	28.9%	13,416,199	22.0%
Jet fuel	8,506,313	27.3%	16,519,503	27.1%
HOBM	3,163,495	10.1%	17,409,079	28.5%
Reduced Crude	3,245,807	10.4%	-	0.0%
AGO	7,001,454	22.5%	13,664,973	22.4%

	$31,193,137	100.0%	$61,067,062	100.0%

For the three months ended March 31, 2016 we sold less bbls of diesel and jet fuel as a result of intentionally increasing inventory compared to the three months ended March 31, 2015 to fulfill anticipated orders from a large new customer, seasonal jet fuel demand, and in anticipation of the opening of the Mexican diesel market to private companies.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

(14)	Leases

Our company headquarters is located in downtown Houston, Texas.  We lease 13,878 square feet of office space, 7,389 square feet of which is used and paid for by LEH. The office lease has a 10 year term expiring in 2017, includes free rent periods and escalating rent payment provisions, and requires payment of a portion of related actual operating expenses.  Rent expense is recognized on a straight-line basis.  For the three months ended March 31, 2016 and 2015, rent expense totaled $29,857 and $25,829, respectively.

(15)	Income Taxes

Income Tax Benefit (Expense).  Income tax benefit (expense) for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2016	2015

Current:
Federal	$-	$(99,281)
State	-	(82,853)
Deferred:
Federal	1,165,901	(1,807,484)
	$1,165,901	$(1,989,618)

The state of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin. Although TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of TMT make it similar to an income tax.  Accordingly, TMT is treated as an income tax for financial reporting purposes.

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused as a result of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership	Post-Ownership	Total

Balance at December 31, 2014	$10,766,912	$12,145,789	$22,912,701

Net operating loss carryforwards utilized	(1,152,463)	(2,528,848)	(3,681,311)
			-
Balance at December 31, 2015	9,614,449	9,616,941	19,231,390

Net operating losses	-	5,871,350	5,871,350

Balance at March 31, 2016	$9,614,449	$15,488,291	$25,102,740

Deferred Tax Assets and Liabilities.  At March 31, 2016 and December 31, 2015, approximately $4.8 million and $3.6 million, respectively, of net deferred tax assets remained available for future use.  Significant components of deferred tax assets and liabilities for the periods indicated were as follow:

	March 31,	December 31,
	2016	2015

Deferred tax assets:
Net operating loss and capital loss carryforwards	$10,805,253	$8,815,794
Start-up costs (Nixon Facility)	1,476,365	1,510,699
Asset retirement obligations liability/deferred revenue	711,507	717,723
Unrealized hedges	-	62,356
AMT credit and other	219,814	302,086
Total deferred tax assets	13,212,939	11,408,658

Deferred tax liabilities:
Fair market value adjustments	(46,116)	(46,116)
Unrealized hedges	(404,818)	-
Basis differences in property and equipment	(5,718,545)	(5,484,983)
Total deferred tax liabilities	(6,169,479)	(5,531,099)

Deferred tax assets, net	7,043,460	5,877,559

Valuation allowance	(2,270,322)	(2,270,322)

	$4,773,138	$3,607,237

Deferred tax assets (liabilities) on a current and noncurrent basis for the periods indicated were as follow:

	March 31,	December 31,
	2016	2015

Current deferred tax assets	$4,845,465	$3,486,746
Noncurrent deferred tax assets, net	2,197,995	2,390,813
Deferred tax assets, net	7,043,460	5,877,559

Valuation allowance	(2,270,322)	(2,270,322)
	$4,773,138	$3,607,237

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets.  As of March 31, 2016 and December 31, 2015, management determined that sufficient positive evidence existed to conclude that it was more likely than not that net deferred tax assets of approximately $4.8 million and $3.6 million, respectively, were realizable, and as a result, reflected a valuation allowance accordingly.

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

As part of this guidance, we record income tax related interest and penalties, if applicable, as a component of the provision for income tax benefit (expense). However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the three months ended March 31, 2016 and 2015. Our federal income tax returns are subject to examination by the Internal Revenue Service for tax years ending December 31, 2012, or after and by the state of Texas for tax years ending December 31, 2011, or after.  We believe there are no uncertain tax positions for both federal and state income taxes.

(16)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$(2,149,084)	$3,701,364

Basic and diluted income per share	$(0.21)	$0.35

Basic and Diluted
Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	10,457,794	10,449,444

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the three months ended March 31, 2016 and 2015 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

(17)	Fair Value Measurement

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

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

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated their fair values at December 31, 2015 and 2014 due to their short-term maturities. The fair value of our long-term debt, net including the current portion at March 31, 2016 and December 31, 2015 was $34,334,877 and $34,781,186, respectively. The fair value of our debt was determined using a Level 3 hierarchy.

The following table represents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and the basis for the measurement:

		Fair Value Measurement at March 31, 2016 Using
Financial assets (liabilities):	Carrying Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$1,190,640	$1,190,640	$-	$-

		Fair Value Measurement at March 31, 2016 Using
Financial assets (liabilities):	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$(183,400)	$(183,400)	$-	$-

Carrying amounts of commodity contracts executed by Genesis are reflected as other current assets or other current liabilities in our consolidated balance sheets.

(18)	Inventory Risk Management

Management periodically determines whether to maintain, increase, or decrease inventory levels based on various factors, including the crude pricing market in the U.S. Gulf Coast region, the refined petroleum products market in the same region, the relationship between these two markets, fulfilling contract demands, and other factors that may impact our operations, financial condition, and cash flows.  Under our inventory risk management policy, Genesis may, but is not required to, use commodity futures contracts to mitigate the change in value for certain of our refined petroleum product inventories subject to market price fluctuations in our inventory. The physical inventory volumes are not exchanged, and these contracts are net settled by Genesis with cash.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

The fair value of commodity futures contracts is reflected in our consolidated balance sheets and the related net gain or loss is recorded within cost of refined products sold in our consolidated statements of operations. Quoted prices for identical assets or liabilities in active markets (Level 1) are considered to determine the fair values for the purpose of marking to market the financial instruments at each period end.

Commodity transactions are executed by Genesis to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors. Genesis may, but is not required to, initiate an economic hedge on our refined petroleum products when our inventory levels exceed targeted levels (currently 1.5 days production). Although the decision to enter into a commodity futures contract is made solely by Genesis, Genesis typically confers with management as part of Genesis’ decision making process.

Due to mark-to-market accounting during the term of the commodity futures contracts, significant unrealized non-cash net gains and losses could be recorded in our results of operations. Additionally, Genesis may be required to collateralize any mark-to-market losses on outstanding commodity futures contracts.

As of March 31, 2016, we had the following obligations based on futures contracts of refined petroleum products and crude oil that were entered into as economic hedges through Genesis. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in bbls):

	Notional Contract Volumes by Year of Maturity
Inventory positions (futures):	2016	2017	2018
Refined petroleum products and crude oil -
net short positions	460,000	-	-

The following table provides the location and fair value amounts of derivative instruments that are reported in our consolidated balance sheets at March 31, 2016 and December 31, 2015:

		Fair Value
		March 31,	December 31,
Asset Derivatives	Balance Sheets Location	2016	2015

Commodity contracts	Prepaid expenses and other current assets (accrued expenses and other current liabilities)	$1,190,640	$(183,400)

The following table provides the effect of derivative instruments in our consolidated statements of operations for the three months ended March 31, 2016 and 2015:

		Gain (Loss) Recognized
		Three Months Ended March 31,
Derivatives	Statements of Operations Location	2016	2015
Commodity contracts	Cost of refined products sold	$(492,528)	$927,584

(19)	Commitments and Contingencies

Operating Agreement. See “Note (8) Accounts Payable, Related Party” of this Quarterly Report for additional disclosures related to the Operating Agreement.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

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

-
We are entitled to receive weekly payments to cover direct expenses in operating the Nixon Facility (the “Operations Payments”) in an amount not to exceed $750,000 per month plus the amount of any accounting fees, if incurred, not to exceed $50,000 per month.  We assigned our rights to weekly payments and reimbursement of accounting fees under the Joint Marketing Agreement to LEH pursuant to the Operating Agreement. If Gross Profits are insufficient to cover Operations Payments, then GEL may: (i) reduce Operations Payments by an amount representing the difference between the Operations Payments and the Gross Profits for such monthly period, or (ii) provide the Operations Payments with such Operations Payments being considered deficit amounts owing to GEL.  If Gross Profits are negative, then we are not entitled to receive Operations Payments and GEL may recoup any losses sustained by a special allocation of 80% of Gross Profits until such losses are covered in full, after which the prevailing Gross Profits allocation shall be reinstated; and

-
GEL is entitled to receive an administrative fee in the amount of $150,000 per month relating to the performance of its obligations under the Joint Marketing Agreement (the “Performance Fee”). GEL shall be paid 30% of the remaining Gross Profit up to $600,000 (the “Threshold Amount”) as the GEL Profit Share and we shall be paid 70% of the remaining Gross Profit as our Profit Share. Any amount of remaining Gross Profit that exceeds the Threshold Amount for such calendar month shall be paid to GEL and us in the following manner: (i) GEL shall be paid 20% of the remaining Gross Profits over the Threshold Amount as the GEL Profit Share and (ii) we shall be paid 80% of the remaining Gross Profits over the Threshold Amount as the our Profit Share.  The GEL Profit Share plus the Performance Fee are collectively referred to in this Quarterly Report as the Joint Marketing Agreement Profit Share (the “JMA Profit Share”).

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

Pursuant to a Letter Agreement Regarding Subordination of GEL Transaction Documents dated in June 2015, we, among other things, assigned our rights to payments under the Crude Supply Agreement and Joint Marketing Agreement as collateral in favor of Sovereign Bank, a Texas state bank (“Sovereign”), as lender and lienholder pursuant to that certain Loan and Security Agreement between us and Sovereign dated in June 2015 in the principal amount of $25.0 million (the “Term Loan Due 2034”).  See “Note (9) Long-Term Debt, Net” of this Quarterly Report for further discussion related to the Term Loan Due 2034.

LE has a dispute with GEL related to the Joint Marketing Agreement and Crude Supply Agreement.  On May 2, 2016, GEL filed a lawsuit in Texas state court in Harris County. On May 13, 2016, LE filed a Demand for Arbitration with the American Arbitration Association to bring the dispute to resolution. We are not presently able to reasonably estimate the outcome related to the lawsuit and as such, have not recorded a liability in the consolidated balance sheets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Notes to Consolidated Financial Statements (Continued)

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

In August 2015, we received a letter from the BOEM requiring additional supplemental bonds or acceptable financial assurance of approximately $4.2 million for existing pipeline rights-of-way. We are currently working with the BOEM to develop a tailored plan to address the financial assurance requirements. There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way. At March 31, 2016 and December 31, 2015, we maintained approximately $0.9 million in credit and cash-backed rights-of-way bonds issued to the BOEM.

Financing Agreements. See “Note (9) Long-Term Debt, Net” of this Quarterly Report for additional disclosures related to financing agreements.

Nixon Facility Expansion. We have made and continue to make capital and efficiency improvements to the Nixon Facility. As a result, we have incurred and will continue to incur capital expenditures related to these improvements, which include, among other things, facility and land improvements and construction of additional petroleum storage tanks.

Legal Matters. From time to time we are subject to various lawsuits, claims, mechanics liens, and administrative proceedings that arise out of the normal course of business. Management does not believe that such legal matters, if any, will have a material adverse effect on our results of operations.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the words “Blue Dolphin,” “we,” “us” and “our” refer to Blue Dolphin Energy Company and its subsidiaries. You should read the following discussion together with the financial statements and the related notes included elsewhere in our Quarterly Report for the quarterly period ended March 31, 2016 (the “Quarterly Report”), as well as with the risk factors, financial statements, and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”).

Forward Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report and in particular under the sections entitled “Part I, Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements.

Forward-looking statements reflect our current expectations regarding future events, results, or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, or materially affect our financial condition, results of operations and cash flows.  Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

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

•	insurance coverage that may be inadequate or expensive;
•	related party transactions with LEH and its affiliates, which may cause conflicts of interest;
•	capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;
•	our ability to use net operating loss (“NOL”) carryforwards to offset future taxable income for U.S. federal income tax purposes, which are subject to limitation; and
•	terrorist attacks, cyber-attacks, threats of war, or actual war may negatively affect our operations, financial condition, results of operations, and cash flows.

Risks Related to Our Refinery Operations Business Segment

•	volatility of refining margins;
•	volatility of crude oil, other feedstocks, refined petroleum products, and fuel and utility services;
•
potential downtime at the Nixon Facility, which could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations;

•	loss of market share by a key customer or consolidation among our customer base;
•	failure to grow or maintain the market share for our refined petroleum products;

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	our reliance on third-parties for the transportation of crude oil and condensate into and refined petroleum products out of the Nixon Facility;
•	interruptions in the supply of crude oil and condensate sourced in the Eagle Ford Shale;
•	changes in the supply/demand balance in the Eagle Ford Shale that could result in lower margins on refined petroleum products;
•	hedging of our refined petroleum products and crude oil and condensate inventory, which may limit our gains and expose us to other risks;
•	our dependence on Genesis Energy, LLC (“Genesis”) and its affiliates for crude oil and condensate sourcing, inventory risk management, hedging, and refined petroleum product marketing;
•	loss of executive officers or key employees, as well as a shortage of skilled labor or disruptions in our labor force, which may make it difficult to maintain productivity;
•	our dependence on Lazarus Energy Holdings, LLC (“LEH”) for financing and management of our properties; and
•	regulation of greenhouse gas emissions, which could increase our operational costs and reduce demand for our products.

Risks Related to Our Pipelines and Oil and Gas Properties

•	required increases in bonds or other sureties in order to maintain compliance with regulatory requirements, which could significantly impact our liquidity and financial condition; and
•	more stringent regulatory requirements related to asset retirement obligations (“AROs”), which could significantly increase our estimated future AROs.

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

Overview

Blue Dolphin (http://www.blue-dolphin-energy.com) is primarily an independent refiner and marketer of petroleum products.  Our primary asset is a 15,000 bpd crude oil and condensate processing facility that is located in Nixon, Texas (the “Nixon Facility”).  As part of our refinery business segment, we conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility.  We also own and operate pipeline assets and have leasehold interests in oil and gas properties.

Refinery Operations

The Nixon Facility is situated on approximately 56 acres in Nixon, Wilson County, Texas.  The Nixon Facility consists of a distillation unit, naphtha stabilizer unit, depropanizer unit, and related loading and unloading facilities and utilities.  At March 31, 2016, the site contained approximately 520,000 bbls of crude oil, condensate, and refined petroleum product storage capacity.  We are currently constructing an additional 578,000 bbls of petroleum storage capacity at the Nixon Facility.  When construction is complete, total crude oil, condensate, and refined petroleum product storage capacity at the Nixon Facility will exceed 1,000,000 bbls.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following diagram reflects a high level overview of the current refining process at the Nixon Facility:

Example represents a simplified plant configuration.  The specific configuration will vary based on various market and operational factors.

Pipeline Transportation

Our pipeline transportation operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines, as well as leasehold interests in oil and natural gas properties, in the Gulf of Mexico. Our pipeline transportation operations represented less than 1% of total revenue for the three months ended March 31, 2016 and 2015.

Structure and Management

We were formed as a Delaware corporation in 1986.  We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”), which owns approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). LEH manages and operates all of our properties pursuant to an Operating Agreement (the “Operating Agreement”).  Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer and President of Blue Dolphin, as well as a majority owner of LEH.   See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Accounts Payable, Related Party,” “Note (9) Long-Term Debt, Net,” and “Note (19) Commitments and Contingencies – Financing Agreements” of this Quarterly Report for additional disclosures related to the Operating Agreement, Jonathan Carroll, and LEH.

Our operations are conducted through the following operating subsidiaries:

•	Lazarus Energy, LLC, a Delaware limited liability company (“LE”);

•	Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”);

•	Blue Dolphin Pipe Line Company, a Delaware corporation;

•	Blue Dolphin Petroleum Company, a Delaware corporation; and

•	Blue Dolphin Services Co., a Texas corporation.

See "Part I, Item 2. Properties” of the Annual Report for additional information regarding our operating subsidiaries.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Major Influences on Results of Operations

Our earnings and cash flows from our refinery operations business segment are primarily affected by the relationship between refined petroleum product prices and the prices for crude oil and other feedstocks. Crude oil refining is primarily a margin-based business, and in order to increase profitability, it is important for a refinery to maximize the yields of higher value finished and intermediate products and to minimize the costs of feedstock and operating expenses.  Our cost to acquire crude oil and condensate and the price for which our refined petroleum products are ultimately sold depend on several factors, many of which are beyond our control, including the supply of, and demand for, crude oil and refined petroleum products, which depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, availability of and access to transportation infrastructure, the availability of imports, the marketing of competitive fuel, and governmental regulations, among other factors.

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

See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Accounts Payable, Related Party” for additional disclosures related to LEH and the Operating Agreement.

Relationship with Genesis

We were previously subject to three agreements with Genesis and its affiliates.  Under the Construction and Funding Agreement, Milam Services, Inc. (“Milam”) committed funding for the Nixon Facility’s initial start-up refurbishment.  Payments under the Construction and Funding Agreement began in the first quarter of 2012, when the Nixon Facility was placed in service.  As a result of our repayment of amounts due to Milam under the Construction and Funding Agreement in May 2014, we now receive up to 80% of the Gross Profits as our Profit Share under the Joint Marketing Agreement. Our relationship with Genesis and its affiliates is currently governed by two agreements – the Crude Supply Agreement and the Joint Marketing Agreement.

LE has a dispute with GEL related to the Joint Marketing Agreement and Crude Supply Agreement.  On May 2, 2016, GEL filed a lawsuit in Texas state court in Harris County. On May 13, 2016, LE filed a Demand for Arbitration with the American Arbitration Association to bring the dispute to resolution. We are not presently able to reasonably estimate the outcome related to the lawsuit and as such, have not recorded a liability in the consolidated balance sheets.

See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for additional disclosures related to the Crude Supply Agreement, Joint Marketing Agreement, and our relationship with Genesis.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

In this Results of Operations section, we review:

•	definitions of key financial performance measures used by management;

•	consolidated results, which include our Pipeline Transportation business segment;

•	non-GAAP financial results; and

•	Refinery Operations business segment results.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
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

Easement, Interest and Other Income. Reflects income related to:

FLNG Master Easement Agreement. An easement agreement with FLNG Land II, Inc., a Delaware corporation (“FLNG”), which is recorded as land easement revenue and recognized monthly as earned.

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

Refinery Operating Expenses. Reflect the direct operating expenses of the Nixon Facility, including direct costs of labor, maintenance materials and services, chemicals and catalysts and utilities. Includes fees paid to LEH to manage and operate the Nixon Facility pursuant to the Operating Agreement.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

March 31, 2016 (the “Current Period”) Compared to March 31, 2015 (the “Prior Period”).

Total Revenue from Operations. For the Current Period we had total revenue from operations of $31,512,276 compared to total revenue from operations of $61,392,349 for the Prior Period.  The approximate 49% decrease in total revenue from operations was primarily the result of a significant decrease in commodity prices in the Current Period compared to the Prior Period. Additionally, we sold less bbls of refined petroleum products in the Current Period to intentionally build inventory to fulfill anticipated orders from a large new customer, seasonal jet fuel demand, and in anticipation of the opening of the Mexican diesel market to private companies. The majority of our revenue in the Current Period came from refined petroleum product sales, which generated revenue of $31,193,137, or approximately 99% of total revenue from operations, compared to $61,067,062, or more than 99% of total revenue from operations, in the Prior Period. We recognized $291,487 in tank rental revenue in the Current Period compared to $286,892 in the Prior Period.  Tank rental revenue was relatively flat between the Current Period and Prior Period.

Cost of Refined Products Sold. Cost of refined products sold was $30,993,477 for the Current Period compared to $49,387,449 for the Prior Period.  The approximate 37% decrease in cost of refined products sold was the result of a significant decrease in commodity prices and an intentional increase in refined petroleum product inventory levels in the Current Period compared to the Prior Period.

Refinery Operating Expenses.  We recorded refinery operating expenses of $3,437,015 in the Current Period compared to $2,880,971 in the Prior Period, an increase of approximately 19%.  Refinery operating expenses per bbl of throughput were $2.90 in the Current Period compared to $2.71 in the Prior Period.  The increase in refinery operating expenses per bbl of throughput between the periods was a result of off-site tank leasing expense, as well as an increase in total refinery throughput. We utilize a short-term tank lease agreement with Ingleside Crude, LLC (“Ingleside”) to meet periodic additional storage needs, such as during the Current Period associated with increased inventory. See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Accounts Payable, Related Party” of this Quarterly Report for additional disclosures related to the Operating Agreement.

JMA Profit Share.  During the Current Period we experienced a benefit of $671,092 relative to the JMA Profit Share compared to an expense of $2,438,637 for the Prior Period.  Under the Joint Marketing Agreement, Gross Profits are shared between us and GEL.  If Gross Profits are negative, then the JMA Profit Share will reflect a benefit to us until such losses are covered.  See “Note (19) Commitments and Contingencies – Genesis Agreements” of this Quarterly Report for further discussion related to the Joint Marketing Agreement.

General and Administrative Expenses. We incurred general and administrative expenses of $357,004 in the Current Period compared to $345,884 in the Prior Period.  The slight increase in general and administrative expenses in the Current Period compared to the Prior Period primarily related to personnel related costs.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $440,453 in the Current Period compared to $399,231 in the Prior Period.  The approximate 10% increase in depletion, depreciation and amortization expenses for the Current Period compared to the Prior Period primarily related to additional depreciable refinery assets that were placed in service.

Easement, Interest and Other Income.  We recorded $131,763 in easement, interest and other income for the Current Period compared to $66,007 in the Prior Period.  The significant increase primarily related to easement income from FLNG.

Income Tax Benefit (Expense).  We recognized an income tax benefit of $1,165,901 in the Current Period compared to an income tax expense of $1,989,618 in the Prior Period, which primarily related to deferred federal income taxes.  See “Part I, Financial Information, Item 1. Financial Statements – Note (15) Income Taxes” of this Quarterly Report for additional disclosures related to income taxes.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Income (Loss).  For the Current Period, we reported a net loss of $2,149,084, or a loss of $0.21 per share, compared to net income of $3,701,364, or income of $0.35 per share, for the Prior Period.  The $0.56 per share decrease in net income between the periods was the result of lower margins on refined petroleum products, lower refined petroleum product sales associated with increased inventory, and higher refinery operating expenses, which were partially offset by an income tax benefit during the Current Period.

Non-GAAP Financial Measures

To supplement our consolidated results, management uses certain non-GAAP financial measures. These non-GAAP financial measures are reconciled to GAAP-based results below. These non-GAAP financial measures should not be considered an alternative for GAAP results. The adjustments are provided to enhance an overall understanding of our financial performance for the applicable periods and are indicators management believes are relevant and useful. These performance measures may differ from similar calculations used by other companies within the petroleum industry, thereby limiting their usefulness as a comparative measure. For comparative GAAP results, see “Part I, Financial Information, Item 1. Financial Statements” of this Quarterly Report.

Adjusted EBITDA and EBITDA, Reconciliation to GAAP.

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$31,484,624	$27,652	$-	$31,512,276	$61,353,954	$38,395	$-	$61,392,349
Less: cost of operations(1)	(34,422,853)	(122,128)	(224,775)	(34,769,756)	(52,259,470)	(53,912)	(408,048)	(52,721,430)
Other non-interest income(2)	-	130,665	-	130,665	-	62,500	-	62,500
Adjusted EBITDA	(2,938,229)	36,189	(224,775)	(3,126,815)	9,094,484	46,983	(408,048)	8,733,419
Less: JMA Profit Share(3)	671,092	-	-	671,092	(2,438,637)	-	-	(2,438,637)
EBITDA	$(2,267,137)	$36,189	$(224,775)	$(2,455,723)	$6,655,847	$46,983	$(408,048)	$6,294,782

Depletion, depreciation and amortization				(440,453)				(399,231)
Interest expense, net				(418,809)				(204,569)

Income before income taxes				(3,314,985)				5,690,982

Income tax benefit (expense)				1,165,901				(1,989,618)

Net income				$(2,149,084)				$3,701,364

(1)
Operation cost within the Refinery Operations and Pipeline Transportation segments includes related general, administrative, and accretion expenses.  Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees, and legal expense.

(2)
Other non-interest income reflects FLNG easement revenue.  See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – FLNG Master Easement Agreement” of this Quarterly Report for further discussion related to FLNG.

(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement.  See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” of this Quarterly Report for further discussion of the Joint Marketing Agreement.

Adjusted EBITDA and EBITDA, Current Period Compared to Prior Period.

Refinery Operations Adjusted EBITDA.  Refinery operations adjusted EBITDA for the Current Period was a loss of $2,938,229 compared to income of $9,094,484 for the Prior Period.  This represented a decrease in refinery operations adjusted EBITDA of $12,032,713 for the Current Period compared to the Prior Period. The decrease in refinery operations adjusted EBITDA between the periods was primarily the result of lower margins on refined petroleum products, lower refined petroleum product sales associated with increased inventory, and higher refinery operating expenses.

Total Adjusted EBITDA.  Total adjusted EBITDA for the Current Period was a loss of $3,126,815 compared to income of $8,733,419 for the Prior Period.  This represented a decrease in total adjusted EBITDA of $11,860,234 for the Current Period compared to the Prior Period.  The decrease in total adjusted EBITDA between the periods was primarily the result of lower margins on refined petroleum products, lower refined petroleum product sales associated with increased inventory, and higher refinery operating expenses.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Operations EBITDA.  Refinery operations EBITDA for the Current Period was a loss of $2,267,137 compared to income of $6,655,847 for the Prior Period.  This represented a decrease in refinery operations EBITDA of $8,922,984 for the Current Period compared to the Prior Period.  The decrease in refinery operations EBITDA between the periods was the result of lower margins on refined petroleum products, lower refined petroleum product sales associated with increased inventory, and higher refinery operating expenses.

Total EBITDA.  Total EBITDA for the Current Period was a loss of $2,455,723 compared to an income of $6,294,782 for the Prior Period.  This represented a decrease in total EBITDA of $8,750,505 for the Current Period compared to the Prior Period. The decrease in total EBITDA between the periods was primarily the result of lower margins from refined petroleum products, lower refined petroleum product sales associated with increased inventory, and higher refinery operating expenses.

Refinery Operating Income (Loss), Reconciliation to GAAP.

	Three Months Ended March 31,
	2016	2015

Total refined petroleum product sales	$31,193,137	$61,067,062
Less: Cost of refined petroleum products sold	(30,993,477)	(49,387,449)
Less: Refinery operating expenses	(3,437,015)	(2,880,971)
Refinery operating income before JMA Profit Share	(3,237,355)	8,798,642
Less: JMA Profit Share	671,092	(2,438,637)

Refinery operating income (loss)	$(2,566,263)	$6,360,005

Total refined petroleum product sales (bbls)	939,453	1,026,884

Refinery Operating Income (Loss), Current Period Compared to Prior Period.

Refinery Operating Income (Loss).  Refinery operating loss totaled $2,566,263 for the Current Period compared to refinery operating income of $6,360,005 for the Prior Period, representing a decrease of $8,926,268. The decrease in refinery operating income (loss) between the periods was primarily the result of lower margins from refined petroleum products, lower refined petroleum product sales associated with increased inventory, and higher refinery operating expenses.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Operations Business Segment Results

Refinery Throughput and Production Data.

Following are refinery operational metrics for the Nixon Facility:

	Three Months Ended March 31,
	2016	2015

Operating Days	91	90
Downtime	-	-

Total refinery throughput
bbls	1,183,806	1,062,388
bpd	13,009	11,804

Total refinery production
bbls	1,154,307	1,044,210
bpd	12,685	11,602

Capacity utilization rate
refinery throughput	86.7%	78.7%
refinery production	84.6%	77.3%

Note:	The difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents refinery fuel and energy use.

Current Period Compared to Prior Period.

Operating Days.  The Nixon Facility operated for a total of 91 days in the Current Period compared to operating for a total of 90 days in the Prior Period.

Downtime. The Nixon Facility experienced no downtime in the Current Period or Prior Period.

Total Refinery Throughput.  For the Current Period, the Nixon Facility processed 1,183,809 bbls, or 13,009 bpd, of crude oil and condensate compared to 1,062,388 bbls, or 11,804 bpd, of crude oil and condensate for the Prior Period.  Total refinery throughput increased 121,418 bbls, or approximately 11%, for the Current Period compared to the Prior Period, which represented an increase of 1,205 bpd.  Total refinery throughput increased as a result of efficiencies derived from debottlenecking efforts and optimization of the naphtha stabilizer and depropanizer units.

Total Refinery Production.  For the Current Period, the Nixon Facility produced 1,154,307 bbls, or 12,685 bpd, of refined petroleum products compared to 1,044,210 bbls, or 11,602 bpd, of refined petroleum products for the Prior Period.  Total refinery production increased 110,097 bbls, or approximately 11%, for the Current Period compared to the Prior Period, which represented an increase of 1,082 bpd.  Total refinery production increased as a result of efficiencies derived from debottlenecking efforts and optimization of the naphtha stabilizer and depropanizer units.

Capacity Utilization Rate.  The capacity utilization rate for refinery throughput for the Current Period was 86.7% compared to 78.7% for the Prior Period, reflecting an approximate 8% increase.  The capacity utilization rate for refinery production for the Current Period was 84.6% compared to 77.3% for the Prior Period, reflecting an approximate 7% increase.  Capacity utilization rates increased as a result of efficiencies derived from debottlenecking efforts and optimization of the naphtha stabilizer and depropanizer units.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refined Petroleum Product Sales Summary.

See “Part I, Financial Information, Item 1. Financial Statements - Note (13) Concentration of Risk” of this Quarterly Report for a discussion of refined petroleum product sales.

Refined Petroleum Product Economic Hedges.

The effect of economic hedges on our refined petroleum product inventories are contained within cost of operations within our refinery operations business segment.  For the Current Period, our refinery operations business segment recognized a loss of $881,512 on settled transactions and a gain of $1,374,040 on the change in value of open contracts from December 31, 2015 to March 31, 2016.  For the Prior Period, our refinery operations business segment recognized a gain of $1,475,774 on settled transactions and a loss of $548,190 on the change in value of open contracts from December 31, 2014 to March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $560,273 and $1,853,875, respectively. Restricted cash, current totaled $3,013,035 and $3,175,299 at March 31, 2016 and December 31, 2015, respectively. Restricted cash, noncurrent totaled $12,551,748 and $15,616,478 at March 31, 2016 and December 31, 2015, respectively. Restricted cash, current primarily represents: (i) a construction contingency account under which Sovereign Bank, a Texas state bank (“Sovereign”) will fund contingencies and (ii) a payment reserve account held by Sovereign as security for payments under a loan agreement.  Restricted cash, noncurrent represents a disbursement account under which Sovereign will make payments for construction related expenses to build new petroleum storage tanks.

We currently rely on our profit share under the Joint Marketing Agreement and LEH to fund our working capital requirements.  During months in which we receive no profit share under the Joint Marketing Agreement, LEH may, but is not required to, fund our working capital requirements.  There can be no assurances that LEH will continue to fund our working capital requirements.

As of March 31, 2016, we were in violation of certain financial covenants in loan agreements with Sovereign. We are currently making our scheduled monthly payments in accordance with the terms and conditions of the loan agreements.  See “Part I, Financial Information, Item 1. Financial Statements – Note (9) Long-Term Debt, Net” of this Quarterly Report for additional disclosures related to Sovereign, our long-term debt, and financial covenant violations.

We believe that our cash flows from operations, existing cash and cash equivalents, and proceeds from credit facilities will be sufficient to support our operations and capital expenditures for the next 12 to 18 months.  However, our efforts depend on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit, and the financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors that are beyond our control.  There can be no assurance that our operational strategy will achieve the anticipated outcomes.  In the event our operational strategy is not successful, or our working capital requirements are not funded by our profit share under the Joint Marketing Agreement or LEH, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Cash Flow

Our cash flow from operations for the periods indicated was as follows:

	Three Months Ended March 31,
	2016	2015

Cash flow from operations
Adjusted income (loss) from operations	$(4,308,132)	$6,517,934
Change in assets and current liabilities	3,905,612	(3,937,342)
Total cash flow from operations	(402,520)	2,580,592

Cash inflows (outflows)
Payments on long term debt	(478,431)	(300,106)
Change in restricted cash for investing activities	3,064,730	-
Capital expenditures	(3,639,645)	(1,291,915)
Change in restricted cash for financing activities	162,264	(2,598)
Total cash outflows	(891,082)	(1,594,619)
Total change in cash flows	$(1,293,602)	$985,973

For the Current Period, we experienced negative cash flow from operations of $402,520 compared to positive cash flow from operations of $2,580,592 for the Prior Period. The $2,983,112 decrease in cash flow from operations period over period was primarily the result of the decrease in net income.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Underlying factors in our cash flow reduction included lower refining margins, lower sales volume due to an intentional build in inventory, and an increase in accounts payable. Typical construction supply chain issues related to expansion of the Nixon Facility led to the increase in accounts payable.  Inventory was intentionally increased to fulfill anticipated orders from a large new customer, seasonal jet fuel demand, and in anticipation of the opening of the Mexican diesel market to private companies.

At March 31, 2016, the intentional inventory buildup represented approximately 204,000 bbls. Management periodically determines whether to change product mix, as well as maintain, increase, or decrease inventory levels based on various factors, including the crude oil pricing market in the U.S. Gulf Coast region, the refined petroleum products market in the same region, the relationship between these two markets, fulfilling contract demands, and other factors that may impact our operations, financial condition, and cash flows.

Capital Spending

We are currently expanding the Nixon Facility and believe that capital and efficiency improvements will enable us to remain competitive by: (i) generating additional revenue from leasing product and crude storage to third parties; (ii) having crude and product storage to support refinery throughput and future expansion of up to 30,000 bbls per day; and (iii) increasing the processing capacity and complexity of the Nixon Facility.

Capital expenditures in the Current Period totaled $3,639,645 compared to $1,291,915 in the Prior Period, primarily reflecting the completed construction of 122,000 bbls of petroleum storage capacity at the Nixon Facility. We are constructing an additional 578,000 bbls of petroleum storage.  When expansion of the Nixon Facility is complete, total crude oil, condensate, and refined petroleum product storage capacity at the Nixon Facility will exceed 1,000,000 bbls.  We are funding capital expenditures at the Nixon Facility primarily through borrowings.  See “Part I, Financial Information, Item 1. Financial Statements – Note (9) Long-Term Debt, Net” of this Quarterly Report for additional disclosures related to borrowings for capital spending.

Execution of our business strategy depends on several factors, including our future performance, levels of accounts receivable, inventories, accounts payable, capital expenditures, adequate access to credit, and the financial flexibility to attract long-term capital on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive, and other factors beyond our control.  There can be no assurance that our business strategy will achieve the anticipated outcomes.  In the event our business strategy is unsuccessful, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.  See “Part I, Item 1A. Risk Factors” of our Annual Report for risk factors related to working capital, liquidity and Nixon Facility downtime.

Contractual Obligations

Related Party.

Ingleside. At March 31, 2016 and December 31, 2015, accounts payable, related party to Ingleside for off-site storage tank fees totaled $172,389 and $300,000, respectively.

LEH.  At March 31, 2016 and December 31, 2015, accounts payable, related party to LEH under the Operating Agreement totaled $77,836 and $0, respectively.  At December 31, 2015, we were in a prepaid position with respect to LEH under the Operating Agreement.  Prepaid related party operating expenses to LEH totaled $0 and $624,570 at March 31, 2016 and December 31, 2015, respectively.

For the three months ended March 31, 2016 and 2015, refinery operating expenses to Ingleside and LEH totaled $3,437,015 (approximately $2.90 per bbl of throughput) and $2,880,971 (approximately $2.71 per bbl of throughput), respectively, and were reflected as refinery operating expenses in our consolidated statements of operations.

Jonathan Carroll.  At March 31, 2016 and December 31, 2015, accounts payable, related party to Jonathan Carroll pursuant to Guaranty Fee Agreements totaled $158,331 and $0, respectively.

See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Accounts Payable, Related Party” of this Quarterly Report for additional disclosures related to Ingleside, LEH, and Jonathan Carroll.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Genesis

We are party to a variety of contracts and agreements with Genesis and its affiliates that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. Certain of these agreements with Genesis and its affiliates have successive one-year renewals until August 2019 unless sooner terminated by Genesis or its affiliates with 180 days prior written notice.  These agreements and understandings require us to have a close working relationship with Genesis in order for us to be successful in fully executing our business strategy. If we are unable to maintain these relationships or our relationships are not on good terms, it could have a material adverse effect on our operations, liquidity and financial condition. See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” of this Quarterly Report for further discussion related to Genesis, the Joint Marketing Agreement, and the Crude Supply Agreement.

Indebtedness

The principal balances outstanding on our long-term debt, net for the periods indicated were as follow:

	March 31,	December 31,
	2016	2015

First Term Loan Due 2034	$22,862,799	$23,019,271
Second Term Loan Due 2034	9,169,132	9,232,328
Capital Leases	262,972	304,618
Notre Dame Debt	1,300,000	1,300,000
Term Loan Due 2017	739,974	924,969
	34,334,877	34,781,186
Less: Long-term debt less amortized debt issue costs, current portion	(32,942,090)	(1,934,932)
	$1,392,787	$32,846,254

As of March 31, 2016, LE and LRM were in violation of the debt service coverage ratio and the current ratio financial covenants under the First Term Loan Due 2034 and Second Term Loan Due 2034. Accordingly, the First Term Loan Due 2034 and Second Term Loan Due 2034 have been classified within the current portion of long-term debt on our consolidated balance sheets.  See “Part I, Financial Information, Item 1. Financial Statements – Note (1) Organization – Operating Risks and Note (9) Long-Term Debt, Net" of this Quarterly Report for additional disclosures related to Sovereign, the First Term Loan Due 2034, and the Second Term Loan Due 2034.

Critical Accounting Policies

Long-Lived Assets

Refinery and Facilities. Additions to refinery and facilities assets are capitalized. Expenditures for repairs and maintenance are included as operating expenses under the Operating Agreement and covered by LEH. Management expects to continue making improvements to the Nixon Facility based on technological advances.

We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations.  For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service.  We did not record any impairment of our refinery and facilities assets for the three months ended March 31, 2016 and 2015.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Income Taxes

We account for income taxes under FASB ASC guidance related to income taxes, which requires recognition of income taxes based on amounts payable with respect to the Current Period and the effects of deferred taxes for the expected future tax consequences of events that have been included in our financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

See “Part I, Financial Information, Item 1. Financial Statements - Note (15) Income Taxes” of this Quarterly Report for further information related to income taxes.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recently Adopted Accounting Guidance

Effective January 1, 2016, we adopted the accounting and reporting requirements included in the Financial Accounting Standards Boards’ ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. We have applied these requirements retrospectively.  Accordingly, our consolidated balance sheets at March 31, 2016 and December 31, 2015 as reflected within this Quarterly Report have been changed to reclassify approximately $2.4 million previously reported as debt issue costs as a direct deduction of long-term debt. The adoption of ASU 2015-03 had no impact on our results of operations or cash flows.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on our evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During 2015, we took a number of steps to fully remediate previously identified material weakness related to a lack of formally documented accounting policies and procedures.  As a result, management concluded that our internal control over financial reporting was effective as of December 31, 2015. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  See “Part II, Changes In and Disagreements with Accountants on Accounting and Financial Disclosure” of our Annual Report for a discussion related to controls and procedures.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are subject to various lawsuits, claims, liens and administrative proceedings that arise out of the normal course of business. Vendors have placed mechanic’s liens on certain of our assets primarily as protection during construction activities. Management does not believe that such legal matters, if any, will have a material adverse effect on our results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report for the quarterly period ended March 31, 2016 (the “Quarterly Report”), careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report for the fiscal year ended December 31, 2015 (the “Annual Report”).  These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  With the exception of the below risk factor, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report.

We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.

We currently rely on our profit share under the Joint Marketing Agreement and LEH to fund our capital requirements.  During months in which we receive no profit share under the Joint Marketing Agreement, LEH may, but is not required to, fund our capital requirements.  There can be no assurances that LEH will continue to fund our capital requirements. In the event our capital requirements are not funded by our profit share or LEH, we may experience a significant and material adverse effect on our operations.

We believe that our cash flows from operations, existing cash and cash equivalents, and proceeds from credit facilities will be sufficient to support our operations and capital expenditures for the next 12 to 18 months.  If we are unable to generate sufficient cash flows from operations or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, any of which could have a material adverse effect on our results of operations or liquidity.  Our short-term capital needs are primarily related to repayment of certain loan agreements with Sovereign Bank, a Texas state bank (“Sovereign”). (See “Part I, Financial Information, Item 1. Financial Statements – Note (9) Long-Term Debt, Net” of this Quarterly Report for further discussion related to loan agreements with Sovereign.)  Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades at the Nixon Facility.  In addition, from time to time, we expect to utilize significant capital to upgrade equipment, improve facilities and reduce operational, safety and environmental risks. We may incur substantial compliance costs in connection with any new environmental, health and safety regulations. Our liquidity will affect our ability to satisfy any of these needs.

As of March 31, 2016, we were in violation of certain financial covenants in loan agreements with Sovereign. Our failure to comply with certain financial covenants in loan agreements could materially and adversely affect our operating results and our financial condition.

There can be no assurance that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding notes payable, either upon maturity or if accelerated, or that we would be able to refinance or restructure the payments on the notes payable. If we fail to comply with financial covenants associated with certain of our long-term debt and such failure is not cured or waived, then the lender may exercise any rights and remedies available under the loan agreement(s) and applicable law including, without limitation, foreclosing on our assets. Any such action by our lender would have a material adverse effect on our financial condition and ability to continue as a going concern.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Financial Information, Item. 1. Financial Statements – Note (9) Long-Term Debt, Net” of this report for disclosures related to potential defaults on debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits and Financial Statement Schedules

Following is a list of documents filed as part of this Quarterly Report:

•
consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows, which appear in “Part I, Financial Information, Item 1. Financial Statements” of this Quarterly Report; and

•	exhibits as listed in the exhibit index of this Quarterly Report, which is incorporated herein by reference.

Exhibits Index

No.	Description

10.1	Third Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of October 1, 2015.
10.2	Fourth Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of April 1, 2016.
31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY (Registrant)

Date: May 16, 2016	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll
Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd
Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)