Form 10-Q
period 2016-06-30
BLUE DOLPHIN ENERGY CO
filed 2016-08-15
CIK 793306

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2016

☒ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of August 15, 2016:  10,464,715

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16

GLOSSARY OF SELECTED OIL AND GAS TERMS

The following are abbreviations and definitions of certain commonly used oil and gas industry terms that are used in this Form 10-Q for the quarterly period ended June 30, 2016 (this “Quarterly Report”):

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

Barrels per Day (“bpd”). A measure of the bbls of daily output produced in a refinery or transported through a pipeline.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16

Petroleum. A naturally occurring flammable liquid consisting of a complex mixture of hydrocarbons of various molecular weights and other liquid organic compounds. The name petroleum covers both the naturally occurring unprocessed crude oils and petroleum products that are made up of refined crude oil.

Propane. A by-product of natural gas processing and petroleum refining. Propane is one of a group of LPGs. The others include butane, propylene, butadiene, butylene, isobutylene and mixtures thereof. (See also definition of LPG.)

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

Yield. The percentage of refined petroleum products that is produced from crude oil and other feedstocks.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,183,562	$1,853,875
Restricted cash	4,186,150	3,175,299
Accounts receivable, net	9,132,900	5,457,245
Prepaid expenses and other current assets	843,639	939,690
Deposits	260,965	395,414
Inventory	9,684,121	7,808,318
Total current assets	26,291,337	19,629,841

Total property and equipment, net	57,597,369	48,841,812
Restricted cash, noncurrent	7,953,623	15,616,478
Surety bonds	710,000	1,022,000
Trade name	303,346	303,346
Deferred tax assets, net	6,307,479	3,607,237
Total long-term assets	72,871,817	69,390,873

TOTAL ASSETS	$99,163,154	$89,020,714

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$32,433,145	$14,882,714
Accounts payable, related party	861,963	300,000
Asset retirement obligations, current portion	26,399	38,644
Accrued expenses and other current liabilities	1,087,654	2,990,891
Interest payable, current portion	77,193	81,467
Long-term debt less unamortized debt issue costs, current portion	32,551,240	1,934,932
Total current liabilities	67,037,594	20,228,648

Long-term liabilities:
Asset retirement obligations, net of current portion	1,956,590	1,947,220
Deferred revenues and expenses	104,237	125,085
Long-term debt less unamortized debt issue costs, net of current portion	1,349,324	32,846,254
Long-term interest payable, net of current portion	1,586,522	1,482,801
Total long-term liabilities	4,996,673	36,401,360

TOTAL LIABILITIES	72,034,267	56,630,008

Commitments and contingencies (Note 19)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,614,715 and
10,603,802 shares issued at June 30, 2016 and December 31, 2015, respectively)	106,148	106,038
Additional paid-in capital	36,788,628	36,738,737
Accumulated deficit	(8,965,889)	(3,654,069)
Treasury stock, 150,000 shares at cost	(800,000)	(800,000)
Total stockholders' equity	27,128,887	32,390,706

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$99,163,154	$89,020,714
See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Consolidated Statements of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE FROM OPERATIONS
Refined petroleum product sales	$41,402,286	$58,839,160	$72,595,423	$119,906,222
Tank rental revenue	615,487	286,892	906,974	573,784
Pipeline operations	24,687	35,562	52,339	73,957

Total revenue from operations	42,042,460	59,161,614	73,554,736	120,553,963

COST OF OPERATIONS
Cost of refined products sold	42,633,298	53,801,698	73,626,775	103,189,147
Refinery operating expenses	2,877,748	2,586,151	6,314,763	5,467,122
Joint Marketing Agreement profit share	97,527	938,661	(573,565)	3,377,298
Pipeline operating expenses	95,195	60,887	174,485	107,483
Lease operating expenses	8,455	14,098	23,107	21,414
General and administrative expenses	255,319	400,018	612,323	745,902
Depletion, depreciation and amortization	470,347	402,937	910,800	802,168
Recovery of bad debt	-	-	(139,868)	-
Accretion expense	28,186	52,720	56,372	105,935

Total cost of operations	46,466,075	58,257,170	81,005,192	113,816,469

Income (loss) from operations	(4,423,615)	904,444	(7,450,456)	6,737,494

OTHER INCOME (EXPENSE)

Easement, interest and other income	126,097	66,460	257,860	132,467
Interest and other expense	(399,559)	(732,296)	(819,466)	(940,371)
Total other expense	(273,462)	(665,836)	(561,606)	(807,904)

Income (loss) before income taxes	(4,697,077)	238,608	(8,012,062)	5,929,590

Income tax benefit (expense)	1,534,341	(100,729)	2,700,242	(2,090,347)

Net income (loss)	$(3,162,736)	$137,879	$(5,311,820)	$3,839,243

Income (loss) per common share:
Basic	$(0.30)	$0.01	$(0.51)	$0.37
Diluted	$(0.30)	$0.01	$(0.51)	$0.37

Weighted average number of common shares
outstanding:
Basic	10,459,996	10,450,210	10,458,895	10,449,829
Diluted	10,459,996	10,450,210	10,458,895	10,449,829
See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(5,311,820)	$3,839,243
Loss from discontinued operations
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	910,800	802,168
Unrealized loss (gain) on derivatives	(385,350)	467,000
Deferred tax expense (benefit)	(2,700,242)	1,892,551
Amortization of debt issue costs	64,243	500,566
Accretion expense	56,372	105,935
Common stock issued for services	50,000	19,999
Recovery of bad debt	(139,868)	-
Changes in operating assets and liabilities
Restricted cash
Accounts receivable	(3,535,787)	1,195,096
Prepaid expenses and other current assets	298,001	349,015
Deposits and other assets	446,449	(1,385,751)
Inventory	(1,875,803)	(643,882)
Accounts payable, accrued expenses and other liabilities	13,256,568	(1,093,032)
Accounts payable, related party	561,963	(1,174,168)
Net cash provided by operating activities	1,695,526	4,874,740

INVESTING ACTIVITIES
Capital expenditures	(7,072,978)	(5,800,487)
Change in restricted cash for investing activities	7,662,855	(13,500,000)
Net cash provide by (used in) investing activities	589,877	(19,300,487)

FINANCING ACTIVITIES
Proceeds from issuance of debt	-	28,000,000
Payments on long-term debt	(944,865)	(9,071,159)
Change in restricted cash for financing activities	(1,010,851)	(3,287,813)
Net cash (used in) provided by financing activities	(1,955,716)	15,641,028
Net increase in cash and cash equivalents	329,687	1,215,281

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,853,875	1,293,233
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,183,562	$2,508,514

Supplemental Information:
Non-cash investing and financing activities
Financing of capital expenditures via accounts payable	$2,593,379	$459,007
Interest paid	$988,979	$353,833
Income taxes paid	$-	$95,000
See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

Notes to Consolidated Financial Statements

(1)	Organization

Nature of Operations. Blue Dolphin Energy Company (“Blue Dolphin,”) is primarily an independent refiner and marketer of petroleum products. Our primary asset is a 15,000 bpd crude oil and condensate processing facility that is located in Nixon, Texas (the “Nixon Facility”). As part of our refinery business segment, we conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility. We also own and operate pipeline assets and have leasehold interests in oil and gas properties. (See “Note (4) Business Segment Information” for further discussion of our business segments.)

Structure and Management. Blue Dolphin was formed as a Delaware corporation in 1986. We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”), which owns approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). LEH manages and operates all of our properties pursuant to an Operating Agreement (the “Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. (See “Note (8) Accounts Payable, Related Party,” “Note (9) Long-Term Debt, Net,” and “Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Operating Agreement, and Jonathan Carroll.)

Our operations are conducted through the following active subsidiaries:

●
Lazarus Energy, LLC, a Delaware limited liability company (“LE”).

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”).

●
Blue Dolphin Pipe Line Company (“BDPL”), a Delaware corporation.

●
Blue Dolphin Petroleum Company, a Delaware corporation.

●
Blue Dolphin Services Co., a Texas corporation.

See "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Owned and Leased Assets” in our Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”) as filed with the Securities and Exchange Commission (the “SEC”) for additional information regarding our operating subsidiaries.

References in this Quarterly Report to “we,” “us,” and “our” are to Blue Dolphin and its subsidiaries unless otherwise indicated or the context otherwise requires.

Operating Risks. We had cash and cash equivalents of $2,183,562 and $1,853,875 as of June 30, 2016 and December 31, 2015, respectively, and restricted cash (current portion) of $4,186,150 and $3,175,299 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had current assets of $26,291,337 and current liabilities (including the current portion of long-term debt) of $67,037,594, resulting in a working capital deficit of $40,746,257. Excluding the current portion of long-term debt, as of June 30, 2016, we had a working capital deficit of $8,195,017. Non-payment of Operations Payments by GEL TEX Marketing, LLC (“GEL”) under a Joint Marketing Agreement (the “Joint Marketing Agreement”) also contributed to the working capital deficit as of June 30, 2016. We currently rely on Operations Payments and our profit share under the Joint Marketing Agreement and advances from LEH to fund our working capital requirements.  If GEL does not advance Operations Payments and the profit share is insufficient to fund our working capital requirements, LEH may, but is not required to, fund our working capital requirements. There can be no assurances that LEH will continue to fund our working capital requirements. (See “Note (8) Accounts Payable, Related Party” and Note (19) Commitments and Contingencies – Genesis Agreements and Legal Matters” for a discussion related to Operations Payments and the Joint Marketing Agreement.)

As of June 30, 2016, we were in violation of certain financial covenants in secured loan agreements with Sovereign Bank (“Sovereign”). As a result of these covenant defaults, Sovereign could elect to declare the amounts owed under these loan agreements to be immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, or exercise any other rights and remedies available. Accordingly, $31,824,613 of debt under these loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet as of June 30, 2016. (See “Note (9) Long-Term Debt, Net” and “Note (20) Subsequent Events” for additional disclosures related to our long-term debt and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

In addition to the Joint Marketing Agreement, we are party to a variety of contracts and agreements with Genesis and its affiliates that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. Certain of these agreements with Genesis and its affiliates have successive one-year renewals until August 2019 unless sooner terminated by Genesis or its affiliates with 180 days prior written notice.   An adverse change in our relationship with Genesis could have a material adverse effect on our operations, liquidity, and financial condition. We are currently involved in a dispute with Genesis over certain contractual matters. (See “Note (19) Commitments and Contingencies – Genesis Agreements” and “Legal Matters” for a summary of the Joint Marketing Agreement and Crude Supply Agreement and information regarding the current contractual dispute with Genesis.)

Execution of our business strategy depends on several factors, including adequate crude oil and condensate sourcing, levels of accounts receivable, refined petroleum product inventories, accounts payable, capital expenditures, and adequate access to credit on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive, and other factors that are beyond our control.  There can be no assurance that our business and operational strategy will achieve anticipated outcomes.  If our strategy is not successful, our working capital requirements are not funded through Operations Payments or our profit share under the Joint Marketing Agreement or certain advances from LEH, or Sovereign exercises remedies available under the loan agreements for covenant violations, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

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

The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or for any other period.

(3)	Significant Accounting Policies

The summary of significant accounting policies of Blue Dolphin is presented to assist in understanding our consolidated financial statements. Our consolidated financial statements and accompanying notes are representations of management who is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of our consolidated financial statements.

Use of Estimates. We have made a number of estimates and assumptions related to the reporting of our consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. While we believe our current estimates are reasonable and appropriate, actual results could differ from those estimated.

Cash and Cash Equivalents. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts. Cash and cash equivalents totaled $2,183,562 and $1,853,875 as of June 30, 2016 and December 31, 2015, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

Restricted Cash. Total restricted cash was $12,139,773 and $18,791,777 as of June 30, 2016 and December 31, 2015, respectively. Total restricted cash was comprised of restricted cash (current portion), which totaled $4,186,150 and $3,175,299 as of June 30, 2016 and December 31, 2015, respectively and restricted cash, noncurrent, which totaled $7,953,623 and $15,616,478 as of June 30, 2016 and December 31, 2015, respectively. Restricted cash (current portion) primarily represents: (i) amounts held in our disbursement account with Sovereign attributable to construction invoices awaiting payment from that account, (ii) a payment reserve account held by Sovereign as security for payments under a loan agreement, and (iii) a construction contingency account under which Sovereign will fund contingencies. Restricted cash, noncurrent represents funds held in the Sovereign disbursement account for payment of future construction related expenses to build new petroleum storage tanks. (See “Note (9) Long-Term Debt, Net” for additional disclosures related to our loan agreements with Sovereign.)

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due on any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all of our aged accounts receivable for collectability and establish an allowance for individual customer balances as necessary. Allowance for doubtful accounts totaled $0 and $139,868 as of June 30, 2016 and December 31, 2015, respectively.

Inventory. The nature of our business requires us to maintain inventory, which primarily consists of refined petroleum products and chemicals. Our overall inventory is valued at lower of cost or market with costs being determined by the average cost method. If the market value of our refined petroleum product inventories declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of refined products sold. (See “Note (6) Inventory” for additional disclosures related to our inventory.)

Derivatives. We are exposed to commodity prices and other market risks including gains and losses on certain financial assets as a result of our inventory risk management policy. Under our inventory risk management policy, commodity futures contracts may be used to mitigate the change in value for certain of our refined petroleum product inventories subject to market price fluctuations. The physical inventory volumes are not exchanged and these contracts are net settled with cash.

Although these commodity futures contracts are not subject to hedge accounting treatment under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) guidance, we record the fair value of these hedges in our consolidated balance sheet each financial reporting period because of contractual arrangements under which we are effectively exposed to the potential gains or losses. We recognize all commodity hedge positions as either current assets or current liabilities in our consolidated balance sheets, and those instruments are measured at fair value. Changes in the fair value from financial reporting period to financial reporting period are recognized in our consolidated statements of operations. Net gains or losses associated with these transactions are recognized within cost of refined products sold in our consolidated statements of operations using mark-to-market accounting.

(See “Note (17) Fair Value Measurement” and “Note (18) Inventory Risk Management” for additional disclosures related to derivatives.)

Property and Equipment.

Refinery and Facilities. Additions to refinery and facilities assets are capitalized. Expenditures for repairs and maintenance are expensed as incurred and are included as operating expenses under the Operating Agreement. Management expects to continue making improvements to the Nixon Facility based on technological advances.

We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations. For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service. We did not record any impairment of our refinery and facilities assets for any period presented.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

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

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Our oil and gas properties had no production during the three and six months ended June 30, 2016 and 2015. All leases associated with our oil and gas properties have expired, and our oil and gas properties were fully impaired as of December 31, 2012.

Construction in Progress. Construction in progress expenditures, which relate to construction and refurbishment activities at the Nixon Facility, are capitalized as incurred. Depreciation begins once the asset is placed in service.

(See “Note (7) Property, Plant and Equipment, Net” for additional disclosures related to our refinery and facilities assets, oil and gas properties, pipelines and facilities assets, and construction in progress.)

Intangibles – Other. We have an intangible asset consisting of the Blue Dolphin Energy Company trade name in the amount of $303,346 on our consolidated balance sheets as of June 30, 2016 and December 31, 2015. We have determined the trade name to have an indefinite useful life. We account for other intangible assets under FASB ASC guidance related to intangibles, goodwill, and other. Under the guidance, we test intangible assets with indefinite lives annually for impairment. Management performed its regular annual impairment testing of trade name in the fourth quarter of 2015. Upon completion of that testing, we determined that no impairment was necessary as of December 31, 2015.

Revenue Recognition.

Refined Petroleum Products Revenue. Jet fuel, our only finished product, is sold in nearby markets to wholesalers. Our intermediate products, including LPG, naphtha, HOBM, and AGO, are primarily sold in nearby markets to wholesalers and refiners for further blending and processing. Revenue from refined petroleum products sales is recognized when sales prices are fixed or determinable, collectability is reasonably assured, and title passes. Title passage occurs when refined petroleum products are delivered in accordance with the terms of the respective sales agreements, and customers assume the risk of loss when title is transferred. Transportation, shipping, and handling costs incurred are included in cost of refined products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

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

Deferred Revenue. In 2014, we increased the ownership interest in our pipeline assets from approximately 83% to 100% pursuant to an Asset Sale Agreement (the “Purchase Agreement”) with a former partner. Pursuant to the Purchase Agreement, the former partner paid us $100,000 in cash, and a surety company $850,000 in cash as collateral for supplemental pipeline bonds for our benefit in exchange for the payment and discharge of any and all payables, claims, and obligations related to the pipeline assets. We recorded the amount received for our benefit related to the supplemental pipeline bonds as deferred revenue. We recognized the deferred revenue on a straight-line basis through December 31, 2018, the expected retirement date of the associated assets. In 2015, a significant portion of the remaining deferred revenue was recognized as a result of abandoning a segment of the pipeline assets. (See “Part I, Business – Governmental Regulation – Offshore Safety and Environmental Oversight – Decommissioning Requirements” in our Annual Report for a discussion related to supplemental pipeline bonds.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

Income Taxes. We account for income taxes under FASB ASC guidance related to income taxes, which requires recognition of income taxes based on amounts payable with respect to the current three and six month periods and the effects of deferred taxes for the expected future tax consequences of events that have been included in our financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any net operating loss (“NOL”) carryforwards. When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets.

The guidance also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

(See “Note (15) Income Taxes” for further information related to income taxes.)

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

(See “Note (11) Asset Retirement Obligations” for additional information related to our AROs.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

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

The number of shares related to options, warrants, restricted stock, and similar instruments included in diluted EPS is based on the “Treasury Stock Method” prescribed in FASB ASC guidance for computation of EPS. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and, for restricted stock, the amount of compensation cost attributed to future services that has not yet been recognized and the amount of any current and deferred tax benefit that would be credited to additional paid-in-capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock, and similar instruments is dependent on this average stock price and will increase as the average stock price increases. (See “Note (16) Earnings Per Share” for additional information related to EPS.)

Stock-Based Compensation. In accordance with FASB ASC guidance for stock-based compensation, share-based payments to directors, including the issuance of restricted common stock, are measured at fair value as of the date of grant and are expensed in our consolidated statements of operations over the service period (generally the vesting period).

Treasury Stock. We account for treasury stock under the cost method. When treasury stock is re-issued, the net change in share price subsequent to acquisition of the treasury stock is recognized as a component of additional paid-in-capital in our consolidated balance sheets. (See “Note (12) Treasury Stock” for additional disclosures related to treasury stock.)

New Pronouncements Adopted. The FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB ASC, including changes to non-authoritative SEC content. For the three and six months ended June 30, 2016, we adopted the following recently issued ASU’s:

ASU 2015-17, Income Taxes (Topic 740). In November 2015, FASB issued ASU 2015-17. This guidance simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent instead of separated into current and noncurrent. We adopted this accounting pronouncement effective April 1, 2016. Accordingly, our consolidated balance sheet as of December 31, 2015 has been changed to reclassify approximately $3.5 million previously reported as deferred tax assets, current portion, net to deferred tax assets, net. The adoption of ASU 2015-17 had no impact on our results of operations or cash flows.

ASU 2015-03, Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. In April 2015, FASB issued ASU 2015-03. This guidance requires debt issue costs to be presented as an offset to their related debt. We adopted this accounting pronouncement effective January 1, 2016. Accordingly, our consolidated balance sheet as of December 31, 2015 has been changed to reclassify approximately $2.4 million previously reported as debt issue costs as a direct deduction of long-term debt. The adoption of ASU 2015-03 had no impact on our results of operations or cash flows.

New Pronouncements Issued But Not Yet Effective. The following are recently issued, but not yet effective, ASU’s that may have an effect on our consolidated financial position, results of operations, or cash flows:

ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). In June 2016, FASB issued ASU 2016-13. This guidance updates the current impairment model to incorporate both expected and incurred credit losses, eliminating potential overstatements of assets and resulting in more timely recognition of losses. For a public business entity, the amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

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

ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). In August 2014, FASB issued ASU 2014-15, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one-year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. We do not anticipate adoption of this guidance to have a material effect on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In May 2014, FASB and the International Accounting Standards Board (the “IASB”) issued ASU 2014-09, a converged standard on recognition of revenue from contracts with customers. In June 2014, the FASB and the IASB (collectively, the “Accounting Boards”) formed the FASB-IASB Joint Transition Resource Group for Revenue Recognition (the “TRG”). The primary objective of the TRG is to inform the Accounting Boards about potential implementation issues that could arise when organizations implement the new revenue guidance. Resultant ASU’s as part of the TRG process include:

●
August 2015 – ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year.  The effective date for public business entities is annual reporting periods beginning after December 15, 2017. Public business entities would apply the new revenue standard to interim reporting periods after December 15, 2017. As such, for a public business entity with a calendar year-end, ASU 2014-09 would be effective on January 1, 2018, for both its interim and annual reporting periods. This represents a one-year deferral from the original effective date. The new effective date guidance allows early adoption for all entities as of the original effective date (December 15, 2016).

●
March 2016 – ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. When another party, along with the entity, is involved in providing a good or a service to a customer, the entity must determine whether the nature of its promise is to provide that good or service to the customer (e.g., entity as principal) or to arrange for the good or service to be provided to the customer by the other party (e.g., entity as agent). Such determination is based upon whether the entity controls the good or the service before it is transferred to the customer.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

●
April 2016 – ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU: (i) clarifies when promised goods or services are separately identifiable (i.e., distinct within the context of a contract), an important step in determining whether goods and services should be accounted for as separate performance obligations, (ii) allows entities to disregard goods or services that are immaterial in the context of a contract and provide an accounting policy election for accounting for certain shipping and handling activities, (iii) clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether the entity recognizes revenue over time or at a point in time, and (iv) revises the guidance to address how entities should apply the exception for sales and usage-based royalties to licenses of intellectual property, recognize revenue for licenses that are not separate performance obligations, and evaluate different types of license restrictions (e.g., time-based, geography-based).

●
May 2016 – ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). Upon the adoption of ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, and ASU 2014-09, several ASC guidance standards related to revenue recognition will be rescinded as no longer needed. These include ASC guidance standards for determining the nature of a host contract related to a hybrid financial instrument issued in the form of a share, revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer, and accounting for gas-balancing arrangements.

●
May 2016 – ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients addresses issues such as collectability, contract modifications, completed contracts at transition, and noncash considerations as they relate to the new revenue recognition standard.

We are evaluating the impact that adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, and 2016-12, all of which relate to Revenue from Contracts with Customers (Topic 606), will have on our consolidated financial statements.

Other new pronouncements issued but not effective until after June 30, 2016 are not expected to have a material impact on our financial position, results of operations, or liquidity.

Reclassification. We have reclassified certain prior year amounts to conform to our 2016 presentation.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

(4)	Business Segment Information

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

Business segment information for the periods indicated (and as of the dates indicated), was as follows:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$42,017,773	$24,687	$-	$42,042,460	$59,126,052	$35,562	$-	$59,161,614
Less: cost of operations(1)	(45,534,109)	(131,836)	(232,256)	(45,898,201)	(56,504,401)	(127,704)	(283,467)	(56,915,572)
Other non-interest income(2)	-	125,000	-	125,000	-	62,500	-	62,500
Adjusted EBITDA(3)	(3,516,336)	17,851	(232,256)	(3,730,741)	2,621,651	(29,642)	(283,467)	2,308,542
Less: JMA Profit Share(4)	(97,527)	-	-	(97,527)	(938,661)	-	-	(938,661)
EBITDA(3)	$(3,613,863)	$17,851	$(232,256)		$1,682,990	$(29,642)	$(283,467)

Depletion, depreciation, and
amortization				(470,347)				(402,937)
Interest expense, net				(398,462)				(728,336)

Income (loss) before income taxes				(4,697,077)				238,608

Income tax benefit (expense)				1,534,341				(100,729)

Net income (loss)				$(3,162,736)				$137,879

Capital expenditures	$3,433,333	$-	$-	$3,433,333	$4,967,579	$-	$-	$4,967,579

Identifiable assets(5)	$93,402,963	$1,867,687	$3,892,504	$99,163,154	$73,643,964	$2,788,381	$4,046,157	$80,478,502

(1)
Operation cost within the Refinery Operations and Pipeline Transportation segments includes related general, administrative, and accretion expenses. Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees, and legal expense.

(2)	Other non-interest income reflects FLNG easement revenue. (See “Note (19) Commitments and Contingencies – FLNG Master Easement Agreement” for further discussion related to FLNG.)
(3)
Adjusted EBITDA and EBITDA are non-GAAP financial measures. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to adjusted EBITDA and EBITDA.

(4)
The JMA Profit Share represents the GEL TEX Marketing, LLC Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement. (See “Note (19) Commitments and Contingencies – Genesis Agreements” for further discussion related to the Joint Marketing Agreement.)

(5)	Identifiable assets for the prior year period reflect reclassification of debt issue costs as a reduction in long-term debt to conform to the 2016 presentation.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

Business segment information for the periods indicated (and as of the dates indicated), was as follows:

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$73,502,397	$52,339	$-	$73,554,736	$120,480,006	$73,957	$-	$120,553,963
Less: cost of operations(1)	(79,956,962)	(253,964)	(457,031)	(80,667,957)	(108,763,871)	(181,616)	(691,515)	(109,637,002)
Other non-interest income(2)	-	255,665	-	255,665	-	125,000	-	125,000
Adjusted EBITDA(3)	(6,454,565)	54,040	(457,031)	(6,857,556)	11,716,135	17,341	(691,515)	11,041,961
Less: JMA Profit Share(4)	573,565	-	-	573,565	(3,377,298)	-	-	(3,377,298)
EBITDA(3)	$(5,881,000)	$54,040	$(457,031)		$8,338,837	$17,341	$(691,515)

Depleton, depreciation and
amortization				(910,800)				(802,168)
Interest expense, net				(817,271)				(932,905)

Income (loss) before income taxes				(8,012,062)				5,929,590

Income tax benefit (expense)				2,700,242				(2,090,347)

Net income (loss)				$(5,311,820)				$3,839,243

Capital expenditures	$7,072,978	$-	$-	$7,072,978	$6,259,494	$-	$-	$6,259,494

Identifiable assets(5)	$93,402,963	$1,867,687	$3,892,504	$99,163,154	$73,643,964	$2,788,381	$4,046,157	$80,478,502

(1)
Operation cost within the Refinery Operations and Pipeline Transportation segments includes related general, administrative, and accretion expenses. Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees, and legal expense.

(2)	Other non-interest income reflects FLNG easement revenue. (See “Note (19) Commitments and Contingencies – FLNG Master Easement Agreement” for further discussion related to FLNG.)
(3)
Adjusted EBITDA and EBITDA are non-GAAP financial measures. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to adjusted EBITDA and EBITDA.

(4)
The JMA Profit Share represents the GEL TEX Marketing, LLC Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement. (See “Note (19) Commitments and Contingencies – Genesis Agreements” for further discussion related to the Joint Marketing Agreement.)

(5)	Identifiable assets for the prior year period reflect reclassification of debt issue costs as a reduction in long-term debt to conform to the 2016 presentation.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	June 30,	December 31,
	2016	2015

Prepaid related party operating expenses	$402,671	$624,570
Prepaid insurance	231,518	315,120
Unrealized hedging gains	201,950	-
Prepaid listing fees	7,500	-
	$843,639	$939,690

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

(6)	Inventory

Inventory as of the dates indicated consisted of the following:

	June 30,	December 31,
	2016	2015

HOBM	$6,382,469	$5,007,576
Jet fuel	1,438,134	2,045,784
Crude oil and condensate	936,301	19,041
Naphtha	333,627	309,850
AGO	288,707	278,278
Chemicals	282,562	122,777
Propane	17,299	17,860
LPG mix	5,022	7,152

	$9,684,121	$7,808,318

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2016	2015

Refinery and facilities	$47,660,502	$40,195,928
Pipelines and facilities	2,127,207	2,127,207
Onshore separation and handling facilities	325,435	325,435
Land	602,938	602,938
Other property and equipment	652,795	644,795
	51,368,877	43,896,303

Less: Accumulated depletion, depreciation, and amortization	(7,144,961)	(6,234,161)
	44,223,916	37,662,142

Construction in progress	13,373,453	11,179,670

	$57,597,369	$48,841,812

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s useful life. Interest cost capitalized was $1,363,536 and $556,032 as of June 30, 2016 and December 31, 2015, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

(8)	Accounts Payable, Related Party

Accounts payable, related party as of the dates indicated consisted of the following:

	June 30,	December 31,
	2016	2015

Ingleside	$554,389	$300,000
Jonathan Carroll	307,574	-

	$861,963	$300,000

Accounts payable, related party correspond to the following:

Ingleside Crude, LLC (“Ingleside”). Pursuant to a Tank Lease Agreement with Ingleside, we lease petroleum storage tanks to meet periodic, additional storage needs. The Tank Lease Agreement had an initial term of 30 days and automatically renews for 30 day periods. The parties may terminate the tank lease agreement upon 30 days written notice. Amounts owed to Ingleside under the tank lease agreement are reflected within accounts payable, related party in our consolidated balance sheets. Amounts expensed as fees to Ingleside are reflected within refinery operating expenses in our consolidated statements of operations. Ingleside is a related party of LEH and Jonathan Carroll.

For the three months ended June 30, 2016 and 2015, fees to Ingleside totaled $450,000 (approximately $0.63 per bbl of throughput) and $0, respectively. For the six months ended June 30, 2016 and 2015, fees to Ingleside totaled $725,000 (approximately $0.38 per bbl of throughput) and $0, respectively.

LEH. We are party to an Operating Agreement, a Product Sales Agreement, and a Terminal Services Agreement with LEH. LEH, our controlling shareholder, owns approximately 81% of our Common Stock. Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH.

Operating Agreement. LEH manages and operates all of our properties pursuant to the Operating Agreement. The Operating Agreement expires upon the earliest to occur of: (a) the date of the termination of the Joint Marketing Agreement pursuant to its terms, (b) August 2018, or (c) upon written notice of either party to the Operating Agreement of a material breach of the Operating Agreement by the other party. For services rendered under the Operating Agreement, LEH receives reimbursements and fees as follows:

●
Reimbursements – For management and operation of all properties excluding the Nixon Facility, LEH is reimbursed at cost for all reasonable expenses incurred while performing the services. Unsettled reimbursements to LEH are either reflected within prepaid expenses and other current assets or accounts payable, related party in our consolidated balance sheets. As of June 30, 2016 and December 31, 2015, prepaid related party operating expenses to LEH totaled $402,671 and $624,570, respectively. (See “Note (5) Prepaid Expenses and Other Current Assets” for additional disclosures with respect to prepaid related party operating expenses.)

●
Fees – For management and operation of the Nixon Facility, LEH receives: (i) weekly payments from GEL to cover direct expenses incurred in an amount not to exceed $750,000 per month (the “Operations Payments”), (ii) $0.25 for each bbl processed at the Nixon Facility up to a maximum quantity of 10,000 bbls per day determined on a monthly basis, and (iii) $2.50 for each bbl processed at the Nixon Facility in excess of 10,000 bbls per day determined on a monthly basis. Amounts expensed as fees to LEH are reflected within refinery operating expenses in our consolidated statements of operations. For the three months ended June 30, 2016 and 2015, fees to LEH totaled $2,427,748 (approximately $3.42 per bbl of throughput) and $2,586,151 (approximately $2.83 per bbl of throughput), respectively. For the six months ended June 30, 2016 and 2015, fees to LEH totaled $5,589,763 (approximately $2.95 per bbl of throughput) and $5,467,122 (approximately $2.76 per bbl of throughput), respectively.

Product Sales Agreement. Under a Product Sales Agreement, LEH purchases jet fuel from the Nixon Facility for resale to third parties. Sales to LEH are reflected within refined petroleum product sales in our consolidated statements of operations. For the three months ended June 30, 2016 and 2015, sales to LEH totaled $8,912,074 and $0, respectively. For the six months ended June 30, 2016 and 2015, sales to LEH totaled $8,912,074 and $0, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

Terminal Services Agreement. Pursuant to a Terminal Services Agreement, LEH leases a petroleum storage tank at the Nixon Facility. The Terminal Services Agreement has an initial term of 12 months and automatically renews for additional terms of 6 months. The parties may terminate the Terminal Services Agreement upon 45 days written notice. Fees from LEH are reflected within tank rental revenue in our consolidated statements of operations. For the three months ended June 30, 2016 and 2015, fees from LEH totaled $324,000 and $0, respectively. For the six months ended June 30, 2016 and 2016, fees from LEH totaled $324,000 and $0, respectively.

Jonathan Carroll. Pursuant to Guaranty Fee Agreements, Jonathan Carroll receives fees for providing his personal guarantee on certain of our long-term debt. Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan agreements. Amounts owed to Jonathan Carroll under Guaranty Fee Agreements are reflected within accounts payable, related party in our consolidated balance sheets. Jonathan Carroll is Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin. (See “Note (9) Long-Term Debt, Net” for further discussion related to the Guaranty Fee Agreements.)

We believe these related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

(9)	Long-Term Debt, Net

Effective January 1, 2016, we adopted the provisions of the FASB ASC guidance that requires debt issue costs to be presented as an offset to their related debt. Accordingly, our consolidated balance sheet as of December 31, 2015 has been changed to reclassify approximately $2.4 million previously reported debt issue costs as a direct deduction of long-term debt.

Long-term debt, net, which represents the outstanding principal and interest of long-term debt less associated debt issue costs, as of the dates indicated consisted of the following:

	June 30, 2016			December 31, 2015
		Debt Issue	Long-Term		Debt Issue	Long-Term
	Principal	Costs	Debt, Net	Principal	Costs	Debt, Net

First Term Loan Due 2034	$24,289,190	$(1,579,769)	$22,709,421	$24,643,081	$(1,623,810)	$23,019,271
Second Term Loan Due 2034	9,862,663	(747,471)	9,115,192	10,000,000	(767,672)	9,232,328
Notre Dame Debt	1,300,000	-	1,300,000	1,300,000	-	1,300,000
Term Loan Due 2017	554,982	-	554,982	924,969	-	924,969
Capital Leases	220,969	-	220,969	304,618	-	304,618
	$36,227,804	$(2,327,240)	$33,900,564	$37,172,668	$(2,391,482)	$34,781,186

Less: Long-term debt less unamortized
debt issue costs, current portion			(32,551,240)			(1,934,932)

			$1,349,324			$32,846,254

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

Accrued interest related to our long-term debt, net (reflected as interest payable, current portion and long-term interest payable, net of current portion in our consolidated balance sheets) as of the dates indicated consisted of the following:

	June 30,	December 31,
	2016	2015

Notre Dame Debt	$1,586,522	$1,482,801
Second Term Loan Due 2034	42,610	39,193
First Term Loan Due 2034	32,226	34,883
Capital Leases	1,894	2,612
Term Loan Due 2017	463	4,779
	1,663,715	1,564,268

Less: Interest payable, current portion	(77,193)	(81,467)

	$1,586,522	$1,482,801

First Term Loan Due 2034. In June 2015, LE entered into a loan agreement and related security agreement with Sovereign as administrative agent and lender, providing for a term loan in the principal amount of $25.0 million (the “First Term Loan Due 2034”). The First Term Loan Due 2034 matures in June 2034, has a current monthly payment of principal and interest of $188,416, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%. Pursuant to a construction rider in the First Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Sovereign makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

As of June 30, 2016, LE was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants under the First Term Loan Due 2034. Accordingly, the First Term Loan Due 2034 was classified within the current portion of long-term debt on our consolidated balance sheet as of June 30, 2016. (See “Note (1) Organization – Operating Risks” and “Note (20) Subsequent Events” for additional disclosures related to the First Term Loan Due 2034 and financial covenant violations.)

As a condition of the First Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LE entered into a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the First Term Loan Due 2034. For the three months ended June 30, 2016 and 2015, guaranty fees related to the First Term Loan Due 2034 totaled $121,739 and $0, respectively. For the six months ended June 30, 2016 and 2015, guaranty fees related to the First Term Loan Due 2034 totaled $244,372 and $0, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LRM and Blue Dolphin also guaranteed the First Term Loan Due 2034. (See “Note (8) Accounts Payable, Related Party” for additional disclosures related to LEH and Jonathan Carroll.)

A portion of the proceeds of the First Term Loan Due 2034 were used to refinance approximately $8.5 million of debt owed under a previous debt facility with American First National Bank. Remaining proceeds are being used primarily to construct new petroleum storage tanks at the Nixon Facility. The First Term Loan Due 2034 is secured by: (i) a first lien on all Nixon Facility business assets (excluding accounts receivable and inventory), (ii) assignment of all Nixon Facility contracts, permits, and licenses, (iii) absolute assignment of Nixon Facility rents and leases, including tank rental income, (iv) a $1.0 million payment reserve account held by Sovereign, and (v) a pledge of $5.0 million of a life insurance policy on Jonathan Carroll. The First Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for credit facilities of this type.

Second Term Loan Due 2034. In December 2015, LRM entered into a loan agreement and related security agreement with Sovereign as administrative agent and lender, providing for a term loan in the principal amount of $10.0 million (the “Second Term Loan Due 2034”). The Second Term Loan Due 2034 matures in December 2034, has a current monthly payment of principal and interest of $74,111, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%. Pursuant to a construction rider in the Second Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Sovereign makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

As of June 30, 2016, LRM was in violation of the debt service coverage ratio, the current ratio, and the debt to net worth ratio financial covenants under the Second Term Loan Due 2034. Accordingly, the Second Term Loan Due 2034 was classified within the current portion of long-term debt on our consolidated balance sheets. (See “Note (1) Organization – Operating Risks” and “Note (20) Subsequent Events” for additional disclosures related to the Second Term Loan Due 2034 and financial covenant violations.)

As a condition of the Second Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LRM entered into a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Second Term Loan Due 2034. For the three months ended June 30, 2016 and 2015, guaranty fees related to the Second Term Loan Due 2034 totaled $49,420 and $0, respectively. For the six months ended June 30, 2016 and 2015, guaranty fees related to the Second Term Loan Due 2034 totaled $99,168 and $0, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LE and Blue Dolphin also guaranteed the Second Term Loan Due 2034. (See “Note (8) Accounts Payable, Related Party” for additional disclosures related to LEH and Jonathan Carroll.)

A portion of the proceeds of the Second Term Loan Due 2034 were used to refinance a previous bridge loan from Sovereign in the amount of $3.0 million. Remaining proceeds are being used primarily to construct additional new petroleum storage tanks at the Nixon Facility. The Second Term Loan Due 2034 is secured by: (i) a second priority lien on the rights of LE in the Nixon Facility and the other collateral of LE pursuant to a security agreement; (ii) a first priority lien on the real property interests of LRM; (iii) a first priority lien on all of LRM’s fixtures, furniture, machinery and equipment; (iv) a first priority lien on all of LRM’s contractual rights, general intangibles and instruments, except with respect to LRM’s rights in its leases of certain specified tanks, with respect to which Sovereign has a second priority lien in such leases subordinate to a prior lien granted by LRM to Sovereign to secure obligations of LRM under the Term Loan Due 2017; and (v) all other collateral as described in the security documents. The Second Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for credit facilities of this type.

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

Term Loan Due 2017. LRM entered into a Loan and Security Agreement with Sovereign in May 2014, for a term loan facility in the principal amount of $2.0 million (the “Term Loan Due 2017”). The Term Loan Due 2017 was amended in March 2015, pursuant to a Loan Modification Agreement (the “March Loan Modification Agreement”). Under the March Loan Modification Agreement, the interest rate was modified to be the greater of the Wall Street Journal Prime Rate plus 2.75% or 6.00%, and the due date was extended to March 2017. Pursuant to the March Loan Modification Agreement, the Term Loan Due 2017 has a current monthly principal payment of $61,665 plus interest. Due to its maturity date, the Term Loan Due 2017 was classified within the current portion of long-term debt on our consolidated balance sheet as of June 30, 2016.

As a condition of the Term Loan Due 2017, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LRM entered into a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Term Loan Due 2017. For the three months ended June 30, 2016 and 2015, guaranty fees related to the Term Loan Due 2017 totaled $3,083 and $0, respectively. For the six months ended June 30, 2016 and 2015, guaranty fees related to the Term Loan Due 2017 totaled $7,091 and $0, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

The proceeds of the Term Loan Due 2017 were used primarily to finance costs associated with refurbishment of the Nixon Facility’s naphtha stabilizer and depropanizer units. The Term Loan Due 2017 is: (i) subject to a financial maintenance covenant pertaining to debt service coverage ratio and (ii) secured by the assignment of certain leases of LRM and certain assets of LEH. (See “Note (8) Accounts Payable, Related Party” for additional disclosures related to LEH and Jonathan Carroll.)

Capital Leases. LRM entered into a 36-month build-to-suit capital lease in August 2014 for the purchase of new boiler equipment for the Nixon Facility. The equipment, which was delivered in December 2014, was added to construction in progress. Once placed in service, the equipment will be reclassified to refinery and facilities and depreciation will begin. The capital lease, which requires a quarterly payment in the amount of $44,258, is guaranteed by Blue Dolphin.

A summary of equipment held under long-term capital leases as of the dates indicated follows:

	June 30,	December 31,
	2016	2015

Boiler equipment	$538,598	$538,598
Less: accumulated depreciation	-	-
	$538,598	$538,598

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	June 30,	December 31,
	2016	2015

Unearned revenue	$332,055	$781,859
Excise and income taxes payable	273,735	1,290,101
Other payable	152,914	157,714
Transportation and inspection	123,337	-
Board of director fees payable	101,429	86,429
Property taxes	61,178	-
Insurance	25,756	103,024
Inspection fees	17,250	-
Genesis JMA Profit Share payable	-	388,364
Unrealized hedging loss	-	183,400

	$1,087,654	$2,990,891

(11)	Asset Retirement Obligations

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

Pipelines and Facilities and Oil and Gas Properties. We have AROs associated with the dismantlement and abandonment in place of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the asset. Plugging and abandonment costs are recorded during the period incurred or as information becomes available to substantiate actual and/or probable costs.

Changes to our ARO liability for the periods indicated were as follows:
	June 30,	December 31,
	2016	2015

Asset retirement obligations, at the beginning of the period	$1,985,864	$1,866,770
New asset retirement obligations and adjustments	-	49
Liabilities settled	(59,247)	(92,330)
Accretion expense	56,372	211,375
	1,982,989	1,985,864
Less: asset retirement obligations, current portion	(26,399)	(38,644)

Long-term asset retirement obligations, at the end of the period	$1,956,590	$1,947,220

Liabilities settled represents amounts paid for plugging and abandonment costs against the asset’s ARO liability and are reflected in our consolidated balance sheets. As of June 30, 2016 and December 31, 2015, we recognized $59,247 and $92,330, respectively, in liabilities settled. Abandonment expense represents amounts paid for plugging and abandonment costs that exceed the asset’s ARO liability and are reflected in our consolidated statements of operations. For the three months ended June 30, 2016 and 2015, we recognized $0 in abandonment expense. For the six months ended June 30, 2016 and 2015, we recognized $0 in abandonment expense.

(12)	Treasury Stock

As of June 30, 2016 and December 31, 2015, we had 150,000 shares of treasury stock.

(13)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor. We had cash balances in excess of the FDIC insurance limit per depositor in the amount of $13,716,774 and $19,594,883 as of June 30, 2016 and December 31, 2015, respectively.

Key Supplier. Under a Crude Oil and Supply Throughput Services Agreement dated in August 2011 (the “Crude Supply Agreement”), GEL supplies crude oil and condensate to the Nixon Facility. The initial term of the Crude Supply Agreement was to expire in August 2014. However, in October 2013, we entered into a Letter Agreement Regarding Certain Advances and Related Agreements with GEL and Milam Services, Inc., another Genesis affiliate (“Milam”), (the “October 2013 Letter Agreement”), effective in October 2013. In accordance with the terms of the October 2013 Letter Agreement, we agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 2019, unless sooner terminated by GEL with 180 days prior written notice.

(See “Note (19) Commitments and Contingencies – Genesis Agreements” and “Legal Matters” for a summary of the Crude Supply Agreement and a discussion of the current contractual dispute with Genesis.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances. As a result, we believe that our accounts receivable credit risk exposure is limited.  For the three months ended June 30, 2016, we had 4 customers that accounted for approximately 71% of our refined petroleum products sales. These 4 customers represented approximately $6.2 million in accounts receivable as of June 30, 2016. For the three months ended June 30, 2015, we had 5 customers that accounted for approximately 82% of our refined petroleum products sales. These 5 customers represented approximately $5.2 million in accounts receivable as of June 30, 2015.

For the six months ended June 30, 2016, we had 4 customers that accounted for approximately 64% of our refined petroleum products sales. These 4 customers represented approximately $6.2 million in accounts receivable as of June 30, 2016. For the six months ended June 30, 2015, we had 3 customers that accounted for approximately 58% of our refined petroleum products sales. These 3 customers represented approximately $3.2 million in accounts receivable as of June 30, 2015.

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we began exporting low sulfur diesel to Mexico during the second quarter of 2016. Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

LPG mix	$133,757	0.3%	$234,184	0.4%	$384,304	0.8%	$291,492	0.2%
Naphtha	7,287,804	17.6%	13,413,484	22.7%	16,313,325	28.9%	26,829,683	22.4%
Jet fuel	17,539,473	42.4%	17,411,470	29.6%	26,045,786	27.3%	33,930,973	28.3%
HOBM	7,889,499	19.1%	13,622,360	23.2%	11,052,994	10.1%	31,031,439	25.9%
Reduced Crude	546,112	1.3%	-	0.0%	3,791,919	10.4%	-	0.0%
AGO	8,005,641	19.3%	14,157,662	24.1%	15,007,095	22.5%	27,822,635	23.2%

	$41,402,286	100.0%	$58,839,160	100.0%	$72,595,423	100.0%	$119,906,222	100.0%

(14)	Leases

Our company headquarters is located in downtown Houston, Texas. We lease 13,878 square feet of office space, 7,389 square feet of which is used and paid for by LEH. The office lease has a 10-year term that expires in September 2017. The lease included a free rent period, has escalating rent payment provisions, and requires payment of a portion of operating expenses. Rent expense is recognized on a straight-line basis. For the three months ended June 30, 2016 and 2015, rent expense totaled $29,857 and $57,060, respectively. For the six months ended June 30, 2016 and 2015, rent expense totaled $59,715 and $82,889, respectively.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

(15)	Income Taxes

Income Tax Benefit (Expense). Income tax benefit (expense) for the periods indicated consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current:
Federal	$-	$14,038	$-	$(85,242)
State	-	(29,701)	-	(112,554)
Deferred:
Federal	1,534,341	(85,066)	2,653,721	(1,892,551)

	$1,534,341	$(100,729)	$2,653,721	$(2,090,347)

The state of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin. Although TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of TMT make it similar to an income tax. Accordingly, TMT is treated as an income tax for financial reporting purposes.

Deferred Income Taxes. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis, as well as from NOL carryforwards. We state those balances at the enacted tax rates we expect will be in effect when taxes are actually paid. NOL carryforwards and deferred tax assets represent amounts available to reduce future taxable income.

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused as a result of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total

Balance at December 31, 2014	$10,766,912	$12,145,789	$22,912,701

Net operating loss carryforwards utilized	(1,152,463)	(2,528,848)	(3,681,311)
			-
Balance at December 31, 2015	$9,614,449	$9,616,941	$19,231,390

Net operating losses	-	5,871,350	5,871,350

Balance at March 31, 2016	$9,614,449	$15,488,291	$25,102,740

Net operating losses	-	4,230,763	4,230,763

Balance at June 30, 2016	$9,614,449	$19,719,054	$29,333,503

Deferred Tax Assets and Liabilities. As of June 30, 2016 and December 31, 2015, approximately $6.3 million and $3.6 million, respectively, of net deferred tax assets remained available for future use. Significant components of deferred tax assets and liabilities as of the dates indicated were as follow:
	June 30,	December 31,
	2016	2015

Deferred tax assets:
Net operating loss and capital loss carryforwards	$12,243,743	$8,815,794
Start-up costs (Nixon Facility)	1,442,032	1,510,699
Asset retirement obligations liability/deferred revenue	709,657	717,723
Unrealized hedges	-	62,356
AMT credit and other	275,857	302,086
Total deferred tax assets	14,671,289	11,408,658

Deferred tax liabilities:
Fair market value adjustments	(46,116)	(46,116)
Unrealized hedges	(68,663)	-
Basis differences in property and equipment	(5,978,709)	(5,484,983)
Total deferred tax liabilities	(6,093,488)	(5,531,099)

	8,577,801	5,877,559

Valuation allowance	(2,270,322)	(2,270,322)

Deferred tax assets, net	$6,307,479	$3,607,237

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of June 30, 2016 and December 31, 2015, management determined that sufficient positive evidence existed to conclude that it was more likely than not that net deferred tax assets of approximately $6.3 million and $3.6 million, respectively, were realizable, and as a result, reflected a valuation allowance of $2.3 million at each date.

Current Versus Long-Term. Effective April 1, 2016, we adopted the provisions of the FASB ASC guidance that simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent instead of separated into current and noncurrent. Accordingly, our consolidated balance sheet as of December 31, 2015 has been changed to reclassify approximately $3.5 million previously reported as deferred tax assets, current portion, net to deferred tax assets, net.

Uncertain Tax Positions. We adopted the provisions of the FASB ASC guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As part of this guidance, we record income tax related interest and penalties, if applicable, as a component of the provision for income tax benefit (expense). However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015. Our federal income tax returns are subject to examination by the Internal Revenue Service for tax years ending December 31, 2012, or after and by the state of Texas for tax years ending December 31, 2011, or after. We believe there are no uncertain tax positions for both federal and state income taxes.

(16)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$(3,162,736)	$137,879	$(5,311,820)	$3,839,243

Basic and diluted income per share	$(0.30)	$0.01	$(0.51)	$0.37

Basic and Diluted
Weighted average number of shares of common stock
outstanding and potential dilutive shares of common stock	10,459,996	10,450,210	10,458,895	10,444,829

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three and six months ended June 30, 2016 and 2015 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

(17)	Fair Value Measurement

The purchase and sale of financial instruments may be executed for the purpose of economically hedging commodity price risks associated with our refined petroleum products and the purchase of crude oil and condensate. When executed these financial instruments are direct contractual obligations of our crude supplier and not us. However, we financially benefit from any gains and financially bear any losses associated with the purchase and/or sale of such financial instruments. Because such instruments represent embedded derivatives for the purpose of financial reporting, we account for such embedded derivatives in our financial records by utilizing the market approach when measuring fair value of our financial instruments (typically in current assets and/or liabilities, as discussed below). The market approach uses prices and other relevant information generated by such market transactions executed on our behalf involving identical or comparable assets or liabilities.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

Generally accepted accounting principles establish a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The fair value hierarchy consists of the following three levels:

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

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of June 30, 2016 and December 31, 2015 due to their short-term maturities. The fair value of our long-term debt, net including the current portion as of June 30, 2016 and December 31, 2015 was $36,227,804 and $37,172,668, respectively. The fair value of our debt was determined using a Level 3 hierarchy.

The following table represents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and the basis for the measurement:

		Fair Value Measurement at June 30, 2016 Using
Financial assets (liabilities):	Carrying Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$201,950	$201,950	$-	$-

		Fair Value Measurement at December 31, 2015 Using
Financial assets (liabilities):	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$(183,400)	$(183,400)	$-	$-

Carrying amounts of commodity contracts are reflected as other current assets or other current liabilities in our consolidated balance sheets.

(18)	Inventory Risk Management

Management periodically determines whether to maintain, increase, or decrease inventory levels based on various factors, including the crude pricing market in the U.S. Gulf Coast region, the refined petroleum products market in the same region, the relationship between these two markets, fulfilling contract demands, and other factors that may impact our operations, financial condition, and cash flows. Under our inventory risk management policy, commodity futures contracts may be used to mitigate the change in value for certain of our refined petroleum product inventories subject to market price fluctuations in our inventory. The physical inventory volumes are not exchanged, and these contracts are net settled with cash.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
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

Commodity transactions are executed to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors. Due to mark-to-market accounting during the term of the commodity futures contracts, significant unrealized non-cash net gains and losses could be recorded in our results of operations.

As of June 30, 2016, we had the following obligations based on futures contracts of refined petroleum products and crude oil and condensate that were entered into as economic hedges. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in bbls):
	Notional Contract Volumes by Year of Maturity
Inventory positions (futures):	2016	2017	2018

Refined petroleum products and crude oil -
net short positions	330,000	-	-

The following table provides the location and fair value amounts of derivative instruments that are reported in our consolidated balance sheets as of June 30, 2016 and December 31, 2015:

		Fair Value
		June 30,	December 31,
Asset Derivatives	Balance Sheets Location	2016	2015

	Prepaid expenses and other current
	assets (accrued expenses and other
Commodity contracts	current liabilities)	$201,950	$(183,400)

The following table provides the effect of derivative instruments in our consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:
		Loss Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	Statements of Operations Location	2016	2015	2016	2015

Commodity contracts	Cost of refined products sold	$(3,852,100)	$(1,370,293)	$(3,359,572)	$(442,709)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

(19)	Commitments and Contingencies

Operating Agreement. (See “Note (8) Accounts Payable, Related Party” for additional disclosures related to the Operating Agreement.)

Genesis Agreements. Our relationship with Genesis and its affiliates is currently governed by two agreements, as follows:

Crude Supply Agreement. Under the Crude Supply Agreement, GEL supplies crude oil and condensate to the Nixon Facility. GEL supplies crude oil and condensate to us at cost plus freight expense and any costs associated with hedging. All crude oil and condensate supplied to us pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described within this section. In addition, GEL has a first right of refusal to use three petroleum storage tanks at the Nixon Facility during the term of the Crude Supply Agreement. Subject to certain termination rights, the Crude Supply Agreement had an initial term of three years expiring in August 2014. In accordance with the terms of the October 2013 Letter Agreement, we agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 2019, unless sooner terminated by GEL with 180 days prior written notice; and

Joint Marketing Agreement. Under the Joint Marketing Agreement, we, together with GEL, jointly market and sell certain output produced at the Nixon Facility and share the associated Gross Profits (as defined below) from such sales. Payments for the sale of certain output produced at the Nixon Facility are made directly to GEL as collection agent, and associated customers must satisfy GEL’s customer credit approval process. The Joint Marketing Agreement also provides for the sharing of “Gross Profits” (defined as the total revenue from the sale of certain output from the Nixon Facility minus the cost of crude oil and condensate pursuant to the Crude Supply Agreement). Key provisions of the Joint Marketing Agreement are as follows:

  -
We are entitled to receive weekly payments to cover direct expenses in operating the Nixon Facility (the “Operations Payments”) in an amount not to exceed $750,000 per month. In addition, we are entitled to receive reimbursement for accounting fees, if incurred, not to exceed $50,000 per month. We assigned our rights to the Operations Payments and reimbursement of accounting fees under the Joint Marketing Agreement to LEH pursuant to the Operating Agreement. If Gross Profits are insufficient to cover Operations Payments, then GEL may: (i) reduce Operations Payments by an amount representing the difference between the Operations Payments and the Gross Profits for such monthly period, or (ii) provide the Operations Payments with such Operations Payments being considered deficit amounts owing to GEL. If Gross Profits are negative, then we are not entitled to receive Operations Payments and GEL may recoup any losses sustained by a special allocation of 80% of Gross Profits until such losses are covered in full, after which the prevailing Gross Profits allocation shall be reinstated; and

  -
GEL is entitled to receive an administrative fee in the amount of $150,000 per month relating to the performance of its obligations under the Joint Marketing Agreement (the “Performance Fee”). GEL is entitled to receive 30% of the remaining Gross Profit up to $600,000 (the “Threshold Amount”) as the GEL Profit Share, and we are entitled to receive 70% of the remaining Gross Profit as our Profit Share. Any amount of remaining Gross Profit that exceeds the Threshold Amount for a calendar month is payable to GEL and us in the following manner: (i) GEL is entitled to receive 20% of the remaining Gross Profits over the Threshold Amount as the GEL Profit Share and (ii) we are entitled to receive 80% of the remaining Gross Profits over the Threshold Amount as our Profit Share. The GEL Profit Share plus the Performance Fee are collectively referred to as the “Joint Marketing Agreement Profit Share” or the “JMA Profit Share”.

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

Pursuant to a Letter Agreement Regarding Subordination of GEL Transaction Documents dated in June 2015, we, among other things, assigned our rights to payments under the Crude Supply Agreement and Joint Marketing Agreement as collateral in favor of Sovereign Bank, as lender and lienholder pursuant to the First Term Loan Due 2034. (See “Note (9) Long-Term Debt, Net” for further discussion related to the First Term Loan Due 2034.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

Genesis Contractual Dispute. LE currently has a contractual dispute with GEL related to the Joint Marketing Agreement and Crude Supply Agreement.  (See “Legal Matters” below for a discussion of the current contractual dispute with Genesis.)

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

Supplemental Pipeline Bonds. In July 2016, the Bureau of Ocean Energy Management (the “BOEM”) issued Notice to Lessees (“NTL”) No. 2016-N01 (Requiring Additional Security), which changes the way that lessees and rights-of-way holders demonstrate financial strength and reliability to plug and abandon wells, as well as decommission and remove platforms and pipelines at the end of production or service activities. The NTL, which changes an earlier supplemental waiver process to a self-insurance model, becomes effective in September 2016. Pursuant to the NTL, the BOEM has requested that lessees submit any relevant information needed for an overall financial review of the lessees account. The BOEM will use this information to evaluate a lessees’ ability to carry out its obligations and determine whether, and/or how much self-insurance a lessee can use.

In August 2015, we received a letter from the BOEM requiring additional supplemental bonds or acceptable financial assurance of approximately $4.2 million for existing pipeline rights-of-way. In light of the NTL, we are awaiting further direction from the BOEM to address financial assurance requirements. As of June 30, 2016 and December 31, 2015, we maintained approximately $0.9 million in credit and cash-backed rights-of-way bonds issued to the BOEM. There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way. If we are required by the BOEM to provide significant additional supplemental bonds or acceptable financial assurance, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Financing Agreements. (See “Note (9) Long-Term Debt, Net” for additional disclosures related to financing agreements.)

Nixon Facility Expansion. We have made and continue to make capital and efficiency improvements to the Nixon Facility. As a result, we have incurred and will continue to incur capital expenditures related to these improvements, which include, among other things, facility and land improvements and construction of additional petroleum storage tanks.

Legal Matters.

Genesis Contractual Dispute. As described above under “Genesis Agreements,” we are party to a variety of contracts and agreements with Genesis and its affiliates, including GEL that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services.

In May 2016, GEL filed, in state district court in Harris County, Texas, a petition and application for a temporary restraining order, temporary injunction, and permanent injunction (the “Petition”) against LE and LEH. The Petition alleges that LE breached the Joint Marketing Agreement, and that LEH tortiously interfered with the Joint Marketing Agreement, in connection with an agreement by LEH to supply jet fuel acquired from LE to a customer. The Petition primarily sought temporary and permanent injunctions related to sales of product from the Nixon Facility to this customer. In June 2016, the court issued a temporary injunction against LE and LEH as requested by GEL. LE believes that GEL’s claims in the Petition are without merit and intends to defend the matter vigorously.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Notes to Consolidated Financial Statements (Continued)

In a matter separate from the above referenced Petition, LE filed a demand for arbitration in June 2016, pursuant to the terms of a Dispute Resolution Agreement between the parties (the “Arbitration”). The Arbitration alleges that GEL breached the Crude Supply Agreement related to:

(i)
failure to provide crude oil and condensate at cost as defined in the Crude Supply Agreement, and
(ii)
significant under delivery of crude oil and condensate, resulting in significant refinery downtime and a significant decrease in refinery throughput, refinery production, and refined petroleum product sales for the three and six months ended June 30, 2016.

With regard to the Petition, the next hearing date and a trial date have been set for August 22, 2016 and December 5, 2016, respectively, although the parties may elect arbitration. With respect to the Arbitration, a hearing date has not yet been set. We do not expect the temporary injunction issued by the court to have a material effect on our results of operations or financial condition. However, we are unable to predict the outcome of these proceedings or their ultimate impact, if any, on our business, financial condition or results of operations and, accordingly, have not recorded a liability on our consolidated balance sheet as of June 30, 2016.

Other Legal Matters. From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings. Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.

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

(20)	Subsequent Events

BDPL Credit Facility. On August 15, 2016, BDPL entered into a loan and security agreement as evidenced by a promissory note with LEH as lender, providing for a term loan to BDPL in the principal amount of $4.0 million (the “BDPL Credit Facility”). The BDPL Credit Facility matures in August 2018 and has an interest rate of 16%. Under the BDPL Credit Facility, BDPL will make payments of $500,000 per year from the annual payment received from FLNG under the FLNG Master Easement Agreement, with a final balloon payment due at the maturity date. Proceeds of the BDPL Credit Facility will primarily be used for working capital. The BDPL Credit Facility is secured by: (i) the remaining payments due from FLNG under the FLNG Master Easement Agreement and (ii) approximately 193 acres of land owned by BDPL in Freeport, Texas.

Financial Covenant Defaults. As of June 30, 2016, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants under the First Term Loan Due 2034 and Second Term Loan Due 2034, respectively. Accordingly, the First Term Loan Due 2034 and Second Term Loan Due 2034 were classified within the current portion of long-term debt on our consolidated balance sheet as of June 30, 2016. On August 12, 2016, LE and LRM received a waiver from Sovereign of the financial covenant defaults related to the First Term Loan Due 2034 and Second Term Loan Due 2034, respectively, as of June 30, 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report, references to “Blue Dolphin,” “we,” “us” and “our” are to Blue Dolphin Energy Company and its subsidiaries, unless otherwise indicated or the context otherwise requires. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the risk factors, financial statements, and related notes included thereto in our Form 10-Q for the quarterly period ended March 31, 2016 and our Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”).

Forward Looking Statements

Certain statements included in this Quarterly Report, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1935. Forward-looking statements represent management’s beliefs and assumptions based on currently available information. Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, commitments and contingencies, and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements.

Forward-looking statements reflect our current expectations regarding future events, results, or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, or materially affect our financial condition, results of operations and cash flows. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following and the other factors described under the heading “Risk Factors” in the Annual Report and this Quarterly Report:

Risks Related to Our Business and Industry

●
Dangers inherent in oil and gas operations that could cause disruptions and expose us to potentially significant losses, costs or liabilities and reduce our liquidity.
●
Geographic concentration of our assets, which creates a significant exposure to the risks of the regional economy.
●
Competition from companies having greater financial and other resources.
●
Laws and regulations regarding personnel and process safety, as well as environmental, health, and safety, for which failure to comply may result in substantial fines, criminal sanctions, permit revocations, injunctions, facility shutdowns, and/or significant capital expenditures.
●
Insurance coverage that may be inadequate or expensive.
●
Related party transactions with Lazarus Energy Holdings, LLC (“LEH”) and its affiliates, which may cause conflicts of interest.
●
Capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
●
Failure to comply with certain financial covenants related to certain of our loan agreements.
●
Our ability to use net operating loss (“NOL”) carryforwards to offset future taxable income for U.S. federal income tax purposes, which are subject to limitation.
●
Terrorist attacks, cyber-attacks, threats of war, or actual war may negatively affect our operations, financial condition, results of operations, and cash flows.

Risks Related to Our Refinery Operations Business Segment

●
Our dependence on Genesis Energy, LLC (“Genesis”) and its affiliates for crude oil and condensate sourcing, inventory risk management, hedging, and refined petroleum product marketing.
●
Our dependence on LEH for financing and management of our properties.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

●
Potential refinery downtime, which could result in lost margin opportunity, increased maintenance costs, increased inventory, and a reduction in cash available for payment of our obligations.
●
Loss of executive officers or key employees, as well as a shortage of skilled labor or disruptions in our labor force, which may make it difficult to maintain productivity.
●
Volatility of refining margins.
●
Volatility of crude oil, other feedstocks, refined petroleum products, and fuel and utility services.
●
Loss of market share by a key customer or consolidation among our customer base.
●
Failure to grow or maintain the market share for our refined petroleum products.
●
Our reliance on third-parties for the transportation of crude oil and condensate into and refined petroleum products out of the Nixon Facility.
●
Interruptions in the supply of crude oil and condensate sourced in the Eagle Ford Shale.
●
Changes in the supply/demand balance in the Eagle Ford Shale that could result in lower margins on refined petroleum products.
●
Hedging of our refined petroleum products and crude oil and condensate inventory, which may limit our gains and expose us to other risks.
●
Regulation of greenhouse gas emissions, which could increase our operational costs and reduce demand for our products.

Risks Related to Our Pipelines and Oil and Gas Properties

●
Required increases in bonds or other sureties in order to maintain compliance with regulatory requirements, which could significantly impact our liquidity and financial condition.
●
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

Overview

Blue Dolphin is primarily an independent refiner and marketer of petroleum products. Our primary asset is a 15,000 bpd crude oil and condensate processing facility that is located in Nixon, Texas (the “Nixon Facility”). As part of our refinery business segment, we conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility. We also own and operate pipeline assets and have leasehold interests in oil and gas properties. Our website is http://www.blue-dolphin-energy.com. Information on or accessible through our website is not incorporated by reference in or otherwise made a part of this Quarterly Report.

Refinery Operations

The Nixon Facility is situated on approximately 56 acres in Nixon, Wilson County, Texas. The Nixon Facility consists of a distillation unit, naphtha stabilizer unit, depropanizer unit, and related loading and unloading facilities and utilities. As of June 30, 2016, the site contained approximately 720,000 bbls of crude oil, condensate, and refined petroleum product storage capacity. We are currently constructing an additional 378,000 bbls of petroleum storage capacity at the Nixon Facility. When construction is complete, total crude oil, condensate, and refined petroleum product storage capacity at the Nixon Facility will exceed 1,000,000 bbls.

With a current capacity of 15,000 bpd, the Nixon Facility is considered a “topping unit” because it is primarily comprised of a crude distillation unit, the first stage of the crude oil refining process. The Nixon Facility’s current level of complexity allows us to refine crude oil and condensate into finished and intermediate petroleum products. Our refined petroleum products are primarily sold in the U.S. Jet fuel, our only finished product, is sold in nearby markets to wholesalers. Our intermediate products, including LPG, naphtha, HOBM, and AGO are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing. With the opening of the Mexican diesel market to private companies, we began exporting low sulfur diesel to Mexico during the second quarter of 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
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

Pipeline Transportation

Our pipeline transportation operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines, as well as leasehold interests in oil and natural gas properties, in the Gulf of Mexico. Our pipeline transportation operations represented less than 1% of total revenue for the three and six months ended June 30, 2016 and 2015.

Structure and Management

We were formed as a Delaware corporation in 1986. We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”), which owns approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). LEH manages and operates all of our properties pursuant to an Operating Agreement (the “Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer and President of Blue Dolphin, as well as a majority owner of LEH. (See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Accounts Payable, Related Party,” “Note (9) Long-Term Debt, Net,” and “Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Operating Agreement, and Jonathan Carroll.)

Our operations are conducted through the following active subsidiaries:

●
Lazarus Energy, LLC, a Delaware limited liability company (“LE”).

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”).

●
Blue Dolphin Pipe Line Company, a Delaware corporation.

●
Blue Dolphin Petroleum Company, a Delaware corporation.

●
Blue Dolphin Services Co., a Texas corporation.

(See "Part I, Item 2. Properties” of the Annual Report for additional information regarding our operating subsidiaries.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Risks

We had cash and cash equivalents of $2,183,562 and $1,853,875 as of June 30, 2016 and December 31, 2015, respectively, and restricted cash (current portion) of $4,186,150 and $3,175,299 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had current assets of $26,291,337 and current liabilities (including the current portion of long-term debt) of $67,037,594, resulting in a working capital deficit of $40,746,257. Excluding the current portion of long-term debt, as of June 30, 2016, we had a working capital deficit of $8,195,017. Non-payment of Operations Payments by GEL TEX Marketing, LLC (“GEL”) under a Joint Marketing Agreement (the “Joint Marketing Agreement”) also contributed to the working capital deficit as of June 30, 2016. We currently rely on Operations Payments and our profit share under the Joint Marketing Agreement and advances from LEH to fund our working capital requirements.  If GEL does not advance Operations Payments and the profit share is insufficient to fund our working capital requirements, LEH may, but is not required to, fund our working capital requirements. There can be no assurances that LEH will continue to fund our working capital requirements.

As of June 30, 2016, we were in violation of certain financial covenants in secured loan agreements with Sovereign Bank (“Sovereign”). As a result of these covenant defaults, Sovereign could elect to declare the amounts owed under these loan agreements to be immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, or exercise any other rights and remedies available. Accordingly, $31,824,613 of debt under these loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet as of June 30, 2016. (See “Part I. Financial Information, Item 1. Financial Statements – Note (9) Long-Term Debt, Net and Note (20) Subsequent Events” for additional disclosures related to our long-term debt and financial covenant violations.)

In addition to the Joint Marketing Agreement, we are party to a variety of contracts and agreements with Genesis and its affiliates that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. Certain of these agreements with Genesis and its affiliates have successive one-year renewals until August 2019 unless sooner terminated by Genesis or its affiliates with 180 days prior written notice.   An adverse change in our relationship with Genesis could have a material adverse effect on our operations, liquidity, and financial condition. We are currently involved in a dispute with Genesis over certain contractual matters. (See “Part I. Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” and “Legal Matters” for a summary of the Joint Marketing Agreement and Crude Supply Agreement and information regarding the current contractual dispute with Genesis.)

Execution of our business strategy depends on several factors, including adequate crude oil and condensate sourcing, levels of accounts receivable, refined petroleum product inventories, accounts payable, capital expenditures, and adequate access to credit on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive, and other factors that are beyond our control.  There can be no assurance that our business and operational strategy will achieve anticipated outcomes.  If our strategy is not successful, our working capital requirements are not funded through Operations Payments or our profit share under the Joint Marketing Agreement or certain advances from LEH, or Sovereign exercises remedies available under the loan agreements for covenant violations, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Key Relationships

Relationship with LEH

We currently rely on Operations Payments and our profit share under the Joint Marketing Agreement and advances from LEH to fund our working capital requirements. If GEL does not advance Operations Payments and the profit share is insufficient to fund our working capital requirements, LEH may, but is not required to, fund our working capital requirements. There can be no assurances that LEH will continue to fund our working capital requirements.

LEH also manages and operates all of our properties pursuant to the Operating Agreement. For services rendered, LEH receives reimbursements and fees. (See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Accounts Payable, Related Party” for additional disclosures related to LEH and the Operating Agreement.)

Relationship with Genesis

We are party to a variety of contracts and agreements with Genesis and its affiliates that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for a summary of these agreements.) We currently have a contractual dispute with GEL related to these agreements. In connection with this dispute, for the three and six months ended June 30, 2016, GEL significantly under delivered crude oil and condensate to the Nixon Facility under the Crude Supply Agreement. This resulted in significant refinery downtime, specifically 27 out of 29 days, and a significant decrease in refinery throughput, refinery production, and refined petroleum product sales for the three and six months ended June 30, 2016. In July 2016, GEL resumed normal delivery of crude oil and condensate to the Nixon Facility. An adverse change in our relationship with Genesis could have a material adverse effect on our operations, liquidity, and financial condition.  (See “Part I. Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters” for a discussion of the current contractual dispute with Genesis.)

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
In this Results of Operations section, we review:
●
definitions of key financial performance measures used by management;
●
consolidated results, which include our Pipeline Transportation business segment;
●
non-GAAP financial results; and
●
Refinery Operations business segment results.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GLOSSARY OF SELECTED FINANCIAL AND PERFORMANCE MEASURES
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

Capacity Utilization Rate. A percentage measure that indicates the amount of available capacity that is being used in a refinery or transported through a pipeline. With respect to the Nixon Facility, the rate is calculated by dividing total refinery throughput or total refinery production on a bpd basis by the total capacity of the Nixon Facility (currently 15,000 bpd).

Cost of Refined Products Sold. Primarily includes purchased crude oil and condensate costs, as well as transportation, freight and storage costs.
Depletion, Depreciation and Amortization. Represents property and equipment, as well as intangible assets that are depreciated or amortized based on the straight-line method over the estimated useful life of the related asset.
Downtime. Scheduled and/or unscheduled periods in which the Nixon Facility is not operating. Downtime may occur for a variety of reasons, including bad weather, power failures, preventive maintenance, equipment inspection, equipment repair due to mechanical failure, voluntary regulatory compliance measures, cessation or suspension by regulatory authorities, and inventory management.

Easement, Interest and Other Income. Reflects income related to an easement agreement with FLNG Land II, Inc., a Delaware corporation (“FLNG”), which is recorded as land easement revenue and recognized monthly as earned.
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
JMA Profit Share. Represents the GEL TEX Marketing, LLC (“GEL”) Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement; is an indirect operating expense.
Net Income. Represents total revenue from operations less total cost of operations, total other expense, and income tax expense.
Operating Days. Represents the number of days in a period in which the Nixon Facility operated. Operating days is calculated by subtracting downtime in a period from calendar days in the same period.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results
Three Months Ended June 30, 2016 (the “Current Three Months”) Compared to Three Months Ended June 30, 2015 (the “Prior Three Months”).

Total Revenue from Operations. For the Current Three Months we had total revenue from operations of $42,042,460 compared to total revenue from operations of $59,161,614 for the Prior Three Months. The approximate 30% decrease in total revenue from operations was the result of: (i) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement, leading to 27 out of 29 days of refinery downtime in the Current Three Months, (ii) a decrease in commodity prices, and (iii) an approximate 5% decrease in bbls sold in the Current Three Months compared to the Prior Three Months. The majority of revenue in the Current Three Months came from refined petroleum product sales, which generated revenue of $41,402,286, or approximately 99% of total revenue from operations, compared to $58,839,160, or more than 99% of total revenue from operations, in the Prior Three Months. We recognized $615,487 in tank rental revenue in the Current Three Months compared to $286,892 in the Prior Three Months. The significant increase in tank rental revenue between the Current Three Months and Prior Three Months related to the addition of a new tank rental lease agreement.

Cost of Refined Products Sold. Cost of refined products sold was $42,633,298 for the Current Three Months compared to $53,801,698 for the Prior Three Months. The approximate 21% decrease in cost of refined products sold was primarily the result of a decrease in commodity prices in the Current Three Months compared to the Prior Three Months.

Refinery Operating Expenses. We recorded refinery operating expenses of $2,877,748 in the Current Three Months compared to $2,586,151 in the Prior Three Months, an increase of approximately 11%. Refinery operating expenses per bbl of throughput were $4.05 in the Current Three Months compared to $2.83 in the Prior Three Months. The $1.22 increase in refinery operating expenses per bbl of throughput between the periods was a result of: (i) an increase in off-site tank leasing expense and (ii) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement, leading to 27 out of 29 days of refinery downtime in the Current Three Months. (See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Accounts Payable, Related Party” for additional disclosures related to components of refinery operating expenses.)

JMA Profit Share. Under the Joint Marketing Agreement with GEL, Gross Profits are shared between the parties. If Gross Profits are positive, then the JMA Profit Share will reflect an expense to us. If Gross Profits are negative, then the JMA Profit Share will reflect a credit to us. For the Current Three Months, the JMA Profit Share was $97,527 compared to $938,661 for the Prior Three Months.  The significant reduction in JMA Profit Share between the periods was a result of the significant decrease in Gross Profits. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for further discussion related to the Joint Marketing Agreement, JMA Profit Share, and Gross Profits.)
General and Administrative Expenses. We incurred general and administrative expenses of $255,319 in the Current Three Months compared to $400,018 in the Prior Three Months. The approximate 36% decrease in general and administrative expenses in the Current Three Months compared to the Prior Three Months primarily related to a decrease in estimates for taxes and rent related expense based on actuals versus accruals for the prior period.
Depletion, Depreciation and Amortization. We recorded depletion, depreciation and amortization expenses of $470,347 in the Current Three Months compared to $402,937 in the Prior Three Months. The approximate 17% increase in depletion, depreciation and amortization expenses for the Current Three Months compared to the Prior Three Months primarily related to additional depreciable refinery assets that were placed in service.

Easement, Interest and Other Income. We recorded $126,097 in easement, interest and other income for the Current Three Months compared to $66,460 in the Prior Three Months. The significant increase primarily related to easement income from FLNG.

Income Tax Benefit (Expense). We recognized an income tax benefit of $1,534,341 in the Current Three Months compared to an income tax expense of $100,729 in the Prior Three Months, which primarily related to deferred federal income taxes. The shift from an income tax expense to an income tax benefit between the periods was due to additional NOLs of $4,230,763 being generated in the Current Three Months, increasing deferred tax assets. (See “Part I, Financial Information, Item 1. Financial Statements – Note (15) Income Taxes” for additional disclosures related to income taxes.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Income (Loss). For the Current Three Months, we reported a net loss of $3,162,736, or a loss of $0.30 per share, compared to net income of $137,879, or income of $0.01 per share, for the Prior Three Months. The $0.31 per share decrease in net income between the periods was primarily the result of lower margins on refined petroleum products and higher refinery operating expenses, which was partially offset by an income tax benefit of $1,534,341 for the Current Three Months. Several factors contributed to lower margins on refined petroleum products and higher refinery operating expenses, including: (i) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement, leading to 27 out of 29 days of refinery downtime in the Current Three Months, (ii) a decrease in commodity prices, and (iii) an approximate 5% decrease in bbls sold.

Six Months Ended June 30, 2016 (the “Current Six Months”) Compared to Six Months Ended June 30, 2015 (the “Prior Six Months”).

Total Revenue from Operations. For the Current Six Months we had total revenue from operations of $73,554,736 compared to total revenue from operations of $120,553,963 for the Prior Six Months. The approximate 39% decrease in total revenue from operations was primarily the result of: (i) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement, leading to 27 out of 29 days of refinery downtime in the Current Six Months, (ii) a decrease in commodity prices, and (iii) an approximate 7% decrease in bbls sold in the Current Six Months compared to the Prior Six Months. The majority of our revenue in the Current Six Months came from refined petroleum product sales, which generated revenue of $72,595,423, or more than 99% of total revenue from operations, compared to $119,906,222, or more than 99% of total revenue from operations, in the Prior Six Months. We recognized $906,974 in tank rental revenue in the Current Six Months compared to $573,784 in the Prior Six Months. The significant increase in tank rental revenue between the Current Six Months and Prior Six Months related to the addition of a new tank rental lease agreement.

Cost of Refined Products Sold. Cost of refined products sold was $73,626,775 for the Current Six Months compared to $103,189,147 for the Prior Six Months. The approximate 29% decrease in cost of refined products sold was primarily the result of a decrease in commodity prices in the Current Six Months compared to the Prior Six Months.

Refinery Operating Expenses. We recorded refinery operating expenses of $6,314,763 in the Current Six Months compared to $5,467,122 in the Prior Six Months, an increase of approximately 16%. Refinery operating expenses per bbl of throughput were $3.33 in the Current Six Months compared to $2.76 in the Prior Six Months. The $0.57 increase in refinery operating expenses per bbl of throughput between the periods was a result of: (i) an increase in off-site tank leasing expense and (ii) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement, leading to 27 out of 29 days of refinery downtime in the Current Six Months. (See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Accounts Payable, Related Party” for additional disclosures related to components of refinery operating expenses.)

JMA Profit Share. Under the Joint Marketing Agreement, Gross Profits are shared between the parties. If Gross Profits are positive, then the JMA Profit Share will reflect an expense to us. If Gross Profits are negative, then the JMA Profit Share will reflect a credit to us. During the Current Six Months, we experienced a credit of $573,565 relative to the JMA Profit Share compared to an expense of $3,377,298 for the Prior Six Months. The significant shift between the periods was a result of the change in Gross Profits. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for further discussion related to the Joint Marketing Agreement, JMA Profit Share, and Gross Profits.)
General and Administrative Expenses. We incurred general and administrative expenses of $612,323 in the Current Six Months compared to $745,902 in the Prior Six Months. The decrease in general and administrative expenses in the Current Six Months compared to the Prior Six Months primarily related to a decrease in estimates for taxes and rent related expense based on actuals versus accruals for the prior period.
Depletion, Depreciation and Amortization. We recorded depletion, depreciation and amortization expenses of $910,800 in the Current Six Months compared to $802,168 in the Prior Six Months. The approximate 14% increase in depletion, depreciation and amortization expenses for the Current Six Months compared to the Prior Six Months primarily related to additional depreciable refinery assets that were placed in service.

Easement, Interest and Other Income. We recorded $257,860 in easement, interest and other income for the Current Six Months compared to $132,467 in the Prior Six Months. The significant increase primarily related to easement income from FLNG.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Tax Benefit (Expense). We recognized an income tax benefit of $2,700,242 in the Current Six Months compared to an income tax expense of $2,090,347 in the Prior Six Months, which primarily related to deferred federal income taxes. The shift from an income tax expense to an income tax benefit between the periods was due to additional NOLs of $4,230,763 being generated in the Current Six Months, increasing deferred tax assets. (See “Part I, Financial Information, Item 1. Financial Statements – Note (15) Income Taxes” for additional disclosures related to income taxes.)

Net Income (Loss). For the Current Six Months, we reported a net loss of $5,311,820, or a loss of $0.51 per share, compared to net income of $3,839,243, or income of $0.37 per share, for the Prior Six Months. The $0.88 per share decrease in net income between the periods was the result of lower margins on refined petroleum products and higher refinery operating expenses, which was partially offset by an income tax benefit of $2,700,242 for the Current Six Months. Several factors contributed to lower margins on refined petroleum products and higher refinery operating expenses, including: (i) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement, leading to 27 out of 29 days of refinery downtime in the Current Six Months, (ii) a decrease in commodity prices, and (iii) an approximate 7% decrease in bbls sold.

Non-GAAP Financial Measures

To supplement our consolidated results, management uses certain non-GAAP financial measures. These non-GAAP financial measures are reconciled to GAAP-based results below. These non-GAAP financial measures should not be considered an alternative for GAAP results. The adjustments are provided to enhance an overall understanding of our financial performance for the applicable periods and are indicators management believes are relevant and useful. These performance measures may differ from similar calculations used by other companies within the petroleum industry, thereby limiting their usefulness as a comparative measure. (See “Part I, Financial Information, Item 1. Financial Statements” for comparative GAAP results.)
Adjusted EBITDA and EBITDA, Reconciliation to GAAP.

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$42,017,773	$24,687	$-	$42,042,460	$59,126,052	$35,562	$-	$59,161,614
Less: cost of operations(1)	(45,534,109)	(131,836)	(232,256)	(45,898,201)	(56,504,401)	(127,704)	(283,467)	(56,915,572)
Other non-interest income(2)	-	125,000	-	125,000	-	62,500	-	62,500
Adjusted EBITDA	(3,516,336)	17,851	(232,256)	(3,730,741)	2,621,651	(29,642)	(283,467)	2,308,542
Less: JMA Profit Share(3)	(97,527)	-	-	(97,527)	(938,661)	-	-	(938,661)
EBITDA	$(3,613,863)	$17,851	$(232,256)	$(3,828,268)	$1,682,990	$(29,642)	$(283,467)	$1,369,881

Depletion, depreciation and
amortization				(470,347)				(402,937)
Interest expense, net				(398,462)				(728,336)

Income before income taxes				(4,697,077)				238,608

Net income				$(3,162,736)				$137,879

(1)
Operation cost within the Refinery Operations and Pipeline Transportation segments includes related general, administrative, and accretion expenses. Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees, and legal expense.

(2)
Other non-interest income reflects FLNG easement revenue. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – FLNG Master Easement Agreement” for further discussion related to FLNG.)

(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for further discussion of the Joint Marketing Agreement.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$73,502,397	$52,339	$-	$73,554,736	$120,480,006	$73,957	$-	$120,553,963
Less: cost of operations(1)	(79,956,962)	(253,964)	(457,031)	(80,667,957)	(108,763,871)	(181,616)	(691,515)	(109,637,002)
Other non-interest income(2)	-	255,665	-	255,665	-	125,000	-	125,000
Adjusted EBITDA	(6,454,565)	54,040	(457,031)	(6,857,556)	11,716,135	17,341	(691,515)	11,041,961
Less: JMA Profit Share(3)	573,565	-	-	573,565	(3,377,298)	-	-	(3,377,298)
EBITDA	$(5,881,000)	$54,040	$(457,031)	$(6,283,991)	$8,338,837	$17,341	$(691,515)	$7,664,663

Depletion, depreciation and
amortization				(910,800)				(802,168)
Interest expense, net				(817,271)				(932,905)

Income before income taxes				(8,012,062)				5,929,590

Net income				$(5,311,820)				$3,839,243

(1)
Operation cost within the Refinery Operations and Pipeline Transportation segments includes related general, administrative, and accretion expenses. Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees, and legal expense.

(2)
Other non-interest income reflects FLNG easement revenue. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – FLNG Master Easement Agreement” for further discussion related to FLNG.)

(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for further discussion of the Joint Marketing Agreement.)

Adjusted EBITDA and EBITDA, Current Three Months Compared to Prior Three Months.

For the Current Three Months, refinery operations adjusted EBITDA, total adjusted EBITDA, refinery operations EBITDA, and total EBITDA decreased significantly compared to the Prior Three Months. The significant decreases were primarily the result of lower margins from refined petroleum products and higher refinery operating expenses in the Current Three Months, relating to several factors including: (i) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement, leading to 27 out of 29 days of refinery downtime in the Current Three Months, (ii) a decrease in commodity prices, and (iii) an approximate 5% decrease in bbls sold. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Contractual Dispute” for a discussion of the current contractual dispute with Genesis.)

Refinery Operations Adjusted EBITDA. Refinery operations adjusted EBITDA for the Current Three Months was a loss of $3,516,336 compared to income of $2,621,651 for the Prior Three Months. This represented a decrease in refinery operations adjusted EBITDA of $6,137,987 for the Current Three Months compared to the Prior Three Months.

Total Adjusted EBITDA. Total adjusted EBITDA for the Current Three Months was a loss of $3,730,741 compared to income of $2,308,542 for the Prior Three Months. This represented a decrease in total adjusted EBITDA of $6,039,283 for the Current Three Months compared to the Prior Three Months.

Refinery Operations EBITDA. Refinery operations EBITDA for the Current Three Months was a loss of $3,613,863 compared to income of $1,682,990 for the Prior Three Months. This represented a decrease in refinery operations EBITDA of $5,296,853 for the Current Three Months compared to the Prior Three Months.

Total EBITDA. Total EBITDA for the Current Three Months was a loss of $3,828,268 compared to an income of $1,369,881 for the Prior Three Months. This represented a decrease in total EBITDA of $5,198,149 for the Current Three Months compared to the Prior Three Months.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Adjusted EBITDA and EBITDA, Current Six Months Compared to Prior Six Months.

For the Current Six Months, refinery operations adjusted EBITDA, total adjusted EBITDA, refinery operations EBITDA, and total EBITDA decreased significantly compared to the Prior Six Months. The significant decreases were primarily the result of lower margins from refined petroleum products and higher refinery operating expenses in the Current Six Months, relating to several factors including: (i) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement, leading to 27 out of 29 days of refinery downtime in the Current Six Months, (ii) a decrease in commodity prices, and (iii) an approximate 7% decrease in bbls sold. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Contractual Dispute” for a discussion of the current contractual dispute with Genesis.)

Refinery Operations Adjusted EBITDA. Refinery operations adjusted EBITDA for the Current Six Months was a loss of $6,454,565 compared to income of $11,716,135 for the Prior Six Months. This represented a decrease in refinery operations adjusted EBITDA of $18,170,700 for the Current Six Months compared to the Prior Six Months.

Total Adjusted EBITDA. Total adjusted EBITDA for the Current Six Months was a loss of $6,857,556 compared to income of $11,041,961 for the Prior Six Months. This represented a decrease in total adjusted EBITDA of $17,899,517 for the Current Six Months compared to the Prior Six Months.

Refinery Operations EBITDA. Refinery operations EBITDA for the Current Six Months was a loss of $5,881,000 compared to income of $8,338,837 for the Prior Six Months. This represented a decrease in refinery operations EBITDA of $14,219,837 for the Current Six Months compared to the Prior Six Months.

Total EBITDA. Total EBITDA for the Current Six Months was a loss of $6,283,991 compared to an income of $7,664,663 for the Prior Six Months. This represented a decrease in total EBITDA of $13,948,654 for the Current Six Months compared to the Prior Six Months.

Refinery Operating Income (Loss), Reconciliation to GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Total refined petroleum product sales	$41,402,286	$58,839,160	$72,595,423	$119,906,222
Less: Cost of refined petroleum products sold	(42,633,298)	(53,801,698)	(73,626,775)	(103,189,147)
Less: Refinery operating expenses	(2,877,748)	(2,586,151)	(6,314,763)	(5,467,122)
Refinery operating income before JMA Profit Share	(4,108,760)	2,451,311	(7,346,115)	11,249,953
Less: JMA Profit Share	(97,527)	(938,661)	573,565	(3,377,298)

Refinery operating income (loss)	$(4,206,287)	$1,512,650	$(6,772,550)	$7,872,655

Total refined petroleum product sales (bbls)	855,023	896,706	1,794,476	1,923,590

Refinery Operating Income (Loss), Current Three Months Compared to Prior Three Months and Current Six Months Compared to Prior Six Months.

For the Current Three Months, refinery operating loss totaled $4,206,287 compared to refinery operating income of $1,512,650 for the Prior Three Months, representing a decrease of $5,718,937. For the Current Six Months, refinery operating loss totaled $6,772,550 compared to refinery operating income of $7,872,655 for the Prior Six Months, representing a decrease of $14,645,205. Refinery operating income (loss) for the Current Three Months and the Current Six Months decreased significantly compared to their respective prior periods primarily as a result of lower margins from refined petroleum products and higher refinery operating expenses, which related to several factors including: (i) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement, leading to 27 out of 29 days of refinery downtime in the Current Three Months and Current Six Months, (ii) a decrease in commodity prices, and (iii) an approximate 5% and 7% decrease, respectively, in bbls sold. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters” for a discussion of the current contractual dispute with Genesis.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Operations Business Segment Results

With a current operating capacity of 15,000 bpd, operation of the Nixon Facility at too low throughput and production levels can lead to safety concerns and mechanical failure. During the Current Three Months and Current Six Months, GEL significantly under delivered crude oil and condensate to the Nixon Facility under the Crude Supply Agreement. This resulted in significant refinery downtime, specifically 27 out of 29 days, and a significant decrease in refinery throughput, refinery production, and refined petroleum product sales for the Current Three Months and Current Six Months. In July 2016, GEL resumed normal delivery of crude oil and condensate to the Nixon Facility. (See “Part I. Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters” for a discussion of the current contractual dispute with Genesis.)

Refinery Throughput and Production Data.

Following are refinery operational metrics for the Nixon Facility:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Calendar Days	91	91	182	181
Refinery downtime	(29)	(11)	(29)	(11)
Operating Days	62	80	153	170

Total refinery throughput (bbls)	710,992	914,950	1,894,798	1,977,338
Calendar days:
bpd	7,813	10,054	10,411	10,925
Capacity utilization rate	52.1%	67.0%	69.4%	72.8%
Operating days:
bpd	11,468	11,437	12,384	11,631
Capacity utilization rate	76.5%	76.2%	82.6%	77.5%

Total refinery production (bbls)	687,559	896,123	1,841,866	1,940,333
Calendar days:
bpd	7,556	9,848	10,120	10,720
Capacity utilization rate	50.4%	65.7%	67.5%	71.5%
Operating days:
bpd	11,090	11,202	12,038	11,414
Capacity utilization rate	73.9%	74.7%	80.3%	76.1%

Note:	The difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents refinery fuel use and loss.

Current Three Months Compared to Prior Three Months.

Refinery Downtime. The Nixon Facility operated for a total of 62 days in the Current Three Months, reflecting 29 days of refinery downtime. Comparatively, the Nixon Facility operated for a total of 80 days in the Prior Three Months, reflecting 11 days of refinery downtime. The significant decrease in operating days between the periods was primarily the result of significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement. During the Current Three Months, 27 days of refinery downtime related to GEL and 2 days of refinery downtime related to unscheduled maintenance and repairs. Refinery downtime in the Prior Three Months related to unscheduled maintenance and a maintenance turnaround. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters” for a discussion of the current contractual dispute with Genesis.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Refinery Throughput. On an operating day basis, the Nixon Facility processed 11,468 bpd of crude oil and condensate for the Current Three Months compared to 11,437 bpd of crude oil and condensate for the Prior Three Months, which represented an increase of 31 bpd. However, on a calendar day basis, which reflects missed opportunities related to refinery downtime, the Nixon Facility processed 7,813 bpd of crude oil and condensate for the Current Three Months compared to 10,054 bpd of crude oil and condensate for the Prior Three Months, which represented a decrease of 2,241 bpd. Significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement led to a decrease in total refinery throughput on a calendar day basis.

Total Refinery Production. On an operating day basis, the Nixon Facility produced 11,090 bpd of refined petroleum products for the Current Three Months compared to 11,202 bpd of refined petroleum products for the Prior Three Months, which represented a decrease of 112 bpd. However, on a calendar day basis, which reflects missed opportunities related to refinery downtime, the Nixon Facility processed 7,556 bpd of refined petroleum products for the Current Three Months compared to 9,848 bpd of refined petroleum products for the Prior Three Months, which represented a decrease of 2,292 bpd. Significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement led to a decrease in total refinery production on a calendar day basis.

Capacity Utilization Rate. On an operating day basis, the capacity utilization rate for: (i) refinery throughput for the Current Three Months was 76.5% compared to 76.2% for the Prior Three Months, reflecting a less than 1% decrease and (ii) refinery production for the Current Three Months was 73.9% compared to 74.7% for the Prior Three Months, reflecting an approximate 1% decrease. However, on a calendar day basis, which reflects missed opportunities related to refinery downtime, the capacity utilization rate for: (i) refinery throughput for the Current Three Months was 52.1% compared to 67.0% for the Prior Three Months, reflecting an approximate 15% decrease and (ii) refinery production for the Current Three Months was 50.4% compared to 65.7% for the Prior Three Months, reflecting an approximate 15% decrease. Significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement led to a decrease in capacity utilization rates on a calendar day basis.

Current Six Months Compared to Prior Six Months.

Refinery Downtime. The Nixon Facility operated for a total of 153 days in the Current Six Months, reflecting 29 days of refinery downtime. We experienced no refinery downtime in the first quarter of the Current Six Months. Comparatively, the Nixon Facility operated for a total of 170 days in the Prior Six Months, reflecting 11 days of refinery downtime. The significant decrease in operating days between the periods was primarily the result of significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement. During the Current Six Months, 27 days of refinery downtime related to GEL and 2 days of refinery downtime related to unscheduled maintenance and repairs. Refinery downtime in the Prior Six Months related to unscheduled maintenance and a maintenance turnaround. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters” for a discussion of the current contractual dispute with Genesis.)

Total Refinery Throughput. On an operating day basis, the Nixon Facility processed 12,384 bpd of crude oil and condensate for the Current Six Months compared to 11,631 bpd of crude oil and condensate for the Prior Six Months, which represented an increase of 753 bpd. However, on a calendar day basis, which reflects missed opportunities related to refinery downtime, the Nixon Facility processed 10,411 bpd of crude oil and condensate for the Current Six Months compared to 10,925 bpd of crude oil and condensate for the Prior Six Months, which represented a decrease of 514 bpd. Significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement led to a decrease in total refinery throughput on a calendar day basis.

Total Refinery Production. On an operating day basis, the Nixon Facility produced 12,038 bpd of refined petroleum products for the Current Six Months compared to 11,414 bpd of refined petroleum products for the Prior Six Months, which represented an increase of 624 bpd. However, on a calendar day basis, which reflects missed opportunities related to refinery downtime, the Nixon Facility processed 10,120 bpd of refined petroleum products for the Current Six Months compared to 10,720 bpd of refined petroleum products for the Prior Six Months, which represented a decrease of 600 bpd. Significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement led to a decrease in total refinery production on a calendar day basis.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capacity Utilization Rate. On an operating day basis, the capacity utilization rate for: (i) refinery throughput for the Current Six Months was 82.6% compared to 77.5% for the Prior Six Months, reflecting an approximate 5% increase and(ii) refinery production for the Current Six Months was 80.3% compared to 76.1% for the Prior Six Months, reflecting an approximate 4% increase. However, on a calendar day basis, which reflects missed opportunities related to refinery downtime, capacity utilization rates for the six month periods increased moderately as a result of efficiencies derived from debottlenecking efforts and optimization of the naphtha stabilizer and depropanizer units that occurred in the first quarter of 2016, which were offset by crude delivery issues in the second quarter of 2016.

Refined Petroleum Product Sales Summary.

(See “Part I, Financial Information, Item 1. Financial Statements - Note (13) Concentration of Risk” for a discussion of refined petroleum product sales.)

Refined Petroleum Product Economic Hedges.

Under our inventory risk management policy, commodity futures contracts are used to mitigate the volatile change in value for certain of our refined petroleum product inventories. For the Current Three Months, our refinery operations business segment recognized a loss of $2,863,410 on settled transactions and a loss of $988,690 on the change in value of open contracts from March 31, 2016 to June 30, 2016. For the Prior Three Months, our refinery operations business segment recognized a loss of $1,451,483 on settled transactions and a gain of $81,190 on the change in value of open contracts from March 31, 2015 to June 30, 2015. Although commodity price increases were similar between the periods, larger volumes were hedged in the Current Three Months compared to the Prior Three Months.

For the Current Six Months, our refinery operations business segment recognized a loss of $3,744,922 on settled transactions and a gain of $385,350 on the change in value of open contracts from December 31, 2015 to June 30, 2016. For the Prior Six Months, our refinery operations business segment recognized a gain of $24,291 on settled transactions and a loss of $467,000 on the change in value of open contracts from December 31, 2014 to June 30, 2015. Although commodity price increases were similar between the periods, larger volumes were hedged in the Current Six Months compared to the Prior Six Months.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $2,183,562 and $1,853,875, respectively. Restricted cash (current portion) totaled $4,186,150 and $3,175,299 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had current assets of $26,291,337 and current liabilities (including the current portion of long-term debt) of $67,037,594, resulting in a working capital deficit of $40,746,257. Excluding the current portion of long-term debt, as of June 30, 2016, we had a working capital deficit of $8,195,017. Non-payment of Operations Payments by GEL under the Joint Marketing Agreement also contributed to the working capital deficit as of June 30, 2016. We currently rely on Operations Payments and our profit share under the Joint Marketing Agreement and advances from LEH to fund our working capital requirements. There can be no assurances that LEH will continue to fund our working capital requirements.

As of June 30, 2016, we were in violation of certain financial covenants in loan agreements with Sovereign. (See “Part I, Financial Information, Item 1. Financial Statements – Note (9) Long-Term Debt, Net and Note (20) Subsequent Events” for additional disclosures related to Sovereign, our long-term debt, and financial covenant violations.)

Execution of our business strategy depends on several factors, including adequate crude oil and condensate sourcing, levels of accounts receivable, refined petroleum product inventories, accounts payable, capital expenditures, and adequate access to credit on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors that are beyond our control.  There can be no assurance that our business and operational strategy will achieve anticipated outcomes.  If our strategy is not successful, our working capital requirements are not funded through Operations Payments or our profit share under the Joint Marketing Agreement or certain advances from LEH, or Sovereign exercises remedies available under the loan agreements for covenant violations, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

(See “Capital Spending” within the “Liquidity and Capital Resources” section for a discussion of our plans to expand the Nixon Facility.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flow

Our cash flow from operations for the periods indicated was as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2016	2015	2016	2015

Cash flow from operations
Adjusted income (loss) from operations	$(3,147,733)	$1,109,528	$(7,455,865)	$7,627,462
Change in assets and current liabilities	5,245,779	1,184,620	9,151,391	(2,752,722)

Total cash flow from operations	2,098,046	2,294,148	1,695,526	4,874,740

Cash inflows (outflows)
Proceeds from issuance of debt	-	28,000,000	-	28,000,000
Payments on debt	(466,434)	(8,771,053)	(944,865)	(9,071,159)
Change in restricted cash for investing activities	4,598,125	(13,500,000)	7,662,855	(13,500,000)
Capital expenditures	(3,433,333)	(4,508,572)	(7,072,978)	(5,800,487)
Change in restricted cash for financing activities	(1,173,115)	(3,285,215)	(1,010,851)	(3,287,813)

Total cash outflows	(474,757)	(2,064,840)	(1,365,839)	(3,659,459)

Total change in cash flows	$1,623,289	$229,308	$329,687	$1,215,281

For the Current Three Months, we experienced positive cash flow from operations of $2,098,046 compared to positive cash flow from operations of $2,294,148 for the Prior Three Months. The $196,092 decrease in cash flow from operations between the periods was primarily the result of a net loss increase, as well as an increase in accounts receivable, net. This was slightly offset by a decrease in inventory and an increase in accounts payable. Net loss increased primarily as a result of lower margins from refined petroleum products and higher refinery operating expenses, which related to several factors including: (i) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement, leading to 27 out of 29 days of refinery downtime in the Current Three Months, (ii) a decrease in commodity prices, and (iii) an approximate 5% decrease in bbls sold. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Contractual Dispute” for a discussion of the current contractual dispute with Genesis.) The increase in accounts receivable, net was primarily related to two large bulk sales of petroleum products at the end of the Current Three Months, while the decrease in inventory was primarily related to our ongoing drawdown of inventory buildup from prior periods.

For the Current Six Months, we experienced positive cash flow from operations of $1,695,526 compared to positive cash flow from operations of $4,874,740 for the Prior Six Months. The $3,179,214 decrease is cash flow from operations between the periods was the result of sustaining net losses for the Current Six Months compared to net income for the Prior Six Months, as well as increased accounts receivable, net. These negative impacts on cash flow were mitigated by a significant increase in accounts payable, accrued expenses, and other liabilities.

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

During the Current Six Months, we:

●
Completed construction of an additional 322,000 bbls of petroleum storage capacity at the Nixon Facility.
●
Fulfilled HOBM orders from new customers by barge.
●
Began exporting low sulfur diesel to Mexico via truck.
●
Secured sourcing of crude oil and condensate from a new supplier.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We are constructing an additional 378,000 bbls of petroleum storage at the Nixon Facility. When expansion of the Nixon Facility is complete, total crude oil, condensate, and refined petroleum product storage capacity will exceed 1,000,000 bbls. Capital expenditures at the Nixon Facility are being funded primarily through borrowings. Amounts held in our disbursement account with Sovereign attributable to construction invoices awaiting payment and to fund construction contingencies are reflected in restricted cash (current portion). Restricted cash (current portion) totaled $4,186,150 and $3,175,299 as of June 30, 2016 and December 31, 2015, respectively. Amounts held in our disbursement account with Sovereign for payment of construction related expenses to build new petroleum storage tanks are reflected in restricted cash, noncurrent. Restricted cash, noncurrent totaled $7,953,623 and $15,616,478 as of June 30, 2016 and December 31, 2015, respectively. (See “Part I, Financial Information, Item 1. Financial Statements – Note (9) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.)

Capital expenditures in the Current Three Months totaled $3,433,333 compared to $4,967,579 in the Prior Three Months, primarily reflecting the completed construction of an 200,000 bbls of petroleum storage capacity at the Nixon Facility in the period. Capital expenditures in the Current Six Months totaled $7,072,978 compared to $6,259,494 in the Prior Six Months, primarily reflecting the completed construction of 322,000 bbls of petroleum storage capacity at the Nixon Facility in the period.

Contractual Obligations

Related Party.

We are a party to agreements with Ingleside Crude, LLC (“Ingleside”), LEH, and Jonathan Carroll. Ingleside is a related party of LEH and Jonathan Carroll. LEH, our controlling shareholder, owns approximately 81% of our Common Stock. Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH. We believe these related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions.

Ingleside, LLC (“Ingleside”). Pursuant to a Tank Lease Agreement, accounts payable, related party to Ingleside totaled $554,389 and $300,000 as of June 30, 2016 and December 31, 2015, respectively. Amounts expensed as fees to Ingleside under the Tank Lease Agreement totaled $450,000 (approximately $0.63 per bbl of throughput) and $0 for the Current Three Months and Prior Three Months, respectively. Fees to Ingleside totaled $725,000 (approximately $0.38 per bbl of throughput) and $0, for the Current Six Months and Prior Six Months, respectively.

LEH. Under to the Operating Agreement, for unsettled reimbursements to LEH we were in a prepaid position as of June 30, 2016 and December 31, 2015.  Prepaid related party operating expenses to LEH totaled $402,671 and $624,570 as of June 30, 2016 and December 31, 2015, respectively.

Amounts expensed as fees to LEH under the Operating Agreement totaled $2,427,748 (approximately $3.42 per bbl of throughput) and $2,586,151 (approximately $2.83 per bbl of throughput) for the Current Three Months and Prior Three Months, respectively. Fees to LEH totaled $5,589,763 (approximately $2.95 per bbl of throughput) and $5,467,122 (approximately $2.76 per bbl of throughput) for the Current Six Months and Prior Six Months, respectively.

Pursuant to a Product Sales Agreement, sales to LEH totaled $8,912,074 and $0 for the Current Three Months and Prior Three Months, respectively. Sales to LEH totaled $8,912,074 and $0 for the Current Six Months and Prior Six Months, respectively.

Pursuant to a Terminal Services Agreement, fees from LEH totaled $324,000 and $0 for the Current Three Months and Prior Three Months, respectively. Fees from LEH totaled $324,000 and $0 for the Current Six Months and Prior Six Months, respectively.

Jonathan Carroll. Under Guaranty Fee Agreements, accounts payable, related party to Jonathan Carroll totaled $307,574 and $0 as of June 30, 2016 and December 31, 2015, respectively.

(See “Part I, Financial Information, Item 1. Financial Statements – Note (5) Prepaid Expenses and Other Current Assets and Note (8) Accounts Payable, Related Party” for additional disclosures related to Ingleside, LEH, and Jonathan Carroll.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Genesis.

We are party to a variety of contracts and agreements with Genesis and its affiliates that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. Certain of these agreements with Genesis and its affiliates have successive one-year renewals until August 2019 unless sooner terminated by Genesis or its affiliates with 180 days prior written notice.  An adverse change in our relationship with Genesis could have a material adverse effect on our operations, liquidity and financial condition. We are currently involved in a dispute with Genesis over certain contractual matters. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” and “Legal Matters” for a summary of the Joint Marketing Agreement and Crude Supply Agreement and information regarding the current contractual dispute with Genesis.)

Supplemental Pipeline Bonds.

The Bureau of Ocean Energy Management (the “BOEM”) has requested that we provide additional supplemental bonds or acceptable financial assurance of approximately $4.2 million for existing pipeline rights-of-way. As of June 30, 2016 and December 31, 2015, we maintained approximately $0.9 million in credit and cash-backed rights-of-way bonds issued to the BOEM. There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way. If we are required by the BOEM to provide significant additional supplemental bonds or acceptable financial assurance, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Supplemental Pipeline Bonds” for a discussion of supplemental pipeline bonding requirements.)

Indebtedness

The principal balances outstanding on our long-term debt, net for the periods indicated were as follow:

	June 30,	December 31,
	2016	2015

First Term Loan Due 2034	$24,289,190	$24,643,081
Second Term Loan Due 2034	9,862,663	10,000,000
Capital Leases	220,969	304,618
Notre Dame Debt	1,300,000	1,300,000
Term Loan Due 2017	554,982	924,969
	36,227,804	37,172,668
Less: Long-term debt less unamoritized debt
issue costs, current portion	(2,327,240)	(2,391,482)

	$33,900,564	$34,781,186

As of June 30, 2016, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and the debt to net worth ratio financial covenants under the First Term Loan Due 2034 and Second Term Loan Due 2034. As a result of these covenant defaults, Sovereign could elect to declare the amounts owed under the First Term Loan Due 2034 and Second Term Loan Due 2034 to be immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, or exercise any other rights and remedies available. Accordingly, $31,824,613 of debt under the First Term Loan Due 2034 and Second Term Loan Due 2034 was classified within the current portion of long-term debt on our consolidated balance sheet as of June 30, 2016. (See “Part I, Financial Information, Item 1. Financial Statements – Note (1) Organization – Operating Risks, Note (9) Long-Term Debt, Net and Note (20) Subsequent Events” for additional disclosures related to the First Term Loan Due 2034 and Second Term Loan Due 2034 and financial covenant violations.)

Due to its maturity date, the Term Loan Due 2017 was classified within the current portion of long-term debt on our consolidated balance sheet as of June 30, 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
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
We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations. For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service. We did not record any impairment of our refinery and facilities assets for the three and six months ended June 30, 2016 and 2015.
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
Revenue Recognition
Jet fuel, our only finished product, is sold in nearby markets to wholesalers. Our intermediate products, including LPG, naphtha, HOBM, and AGO, are primarily sold to wholesalers and refiners for further blending and processing. Revenue from refined petroleum product sales is recognized when sales prices are fixed or determinable, collectability is reasonably assured, and title passes. Title passage occurs when refined petroleum products are delivered in accordance with the terms of the respective sales agreements, and customers assume the risk of loss when title is transferred. Transportation, shipping and handling costs incurred are included in cost of refined products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Income Taxes

We account for income taxes under FASB ASC guidance related to income taxes, which requires recognition of income taxes based on amounts payable with respect to the current reporting period and the effects of deferred taxes for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

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
(See “Part I, Financial Information, Item 1. Financial Statements - Note (15) Income Taxes” for further information related to income taxes.)

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board (“FASB”) issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB Accounting Standards Codification, including changes to non-authoritative SEC content. For the three and six months ended June 30, 2016, we adopted the following recently issued ASU’s:

ASU 2015-17, Income Taxes (Topic 740). In November 2015, FASB issued ASU 2015-17. This guidance simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent instead of separated into current and noncurrent. We adopted this accounting pronouncement effective April 1, 2016. Accordingly, our consolidated balance sheet as of December 31, 2015 has been changed to reclassify approximately $3.5 million previously reported as deferred tax assets, current portion, net to deferred tax assets, net. The adoption of ASU 2015-17 had no impact on our results of operations or cash flows.

ASU 2015-03, Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. In April 2015, FASB issued ASU 2015-03. This guidance requires debt issue costs to be presented as an offset to their related debt. We adopted this accounting pronouncement effective January 1, 2016. Accordingly, our consolidated balance sheet as of December 31, 2015 has been changed to reclassify approximately $2.4 million previously reported as debt issue costs as a direct deduction of long-term debt. The adoption of ASU 2015-03 had no impact on our results of operations or cash flows.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Changes in Internal Control over Financial Reporting

During 2015, we took a number of steps to fully remediate previously identified material weakness related to a lack of formally documented accounting policies and procedures. As a result, management concluded that our internal control over financial reporting was effective as of December 31, 2015. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See “Part II, Changes In and Disagreements with Accountants on Accounting and Financial Disclosure” of our Annual Report for a discussion related to controls and procedures.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16

PART II OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Genesis Contractual Dispute

We are party to a variety of contracts and agreements with Genesis Energy, LLC “(Genesis”) and its affiliates, including GEL Tex Marketing, LLC (“GEL”) that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services.

In May 2016, GEL filed, in state district court in Harris County, Texas, a petition and application for a temporary restraining order, temporary injunction, and permanent injunction (the “Petition”) against LE and LEH. The Petition alleges that LE breached the Joint Marketing Agreement, and that LEH tortiously interfered with the Joint Marketing Agreement, in connection with an agreement by LEH to supply jet fuel acquired from LE to a customer. The Petition primarily sought temporary and permanent injunctions related to sales of product from the Nixon Facility to this customer. In June 2016, the court issued a temporary injunction against LE and LEH as requested by GEL. LE believes that GEL’s claims in the Petition are without merit and intends to defend the matter vigorously.

In a matter separate from the above referenced Petition, LE filed a demand for arbitration in June 2016, pursuant to the terms of the Dispute Resolution Agreement between the parties (the “Arbitration”). The Arbitration alleges that GEL breached the Crude Supply Agreement related to:

(i)
failure to provide crude oil and condensate at cost as defined in the Crude Supply Agreement, and
(ii)
significant under delivery of crude oil and condensate, resulting in significant refinery downtime and a significant decrease in refinery throughput, refinery production, and refined petroleum product sales for the three and six months ended June 30, 2016.

With regard to the Petition, the next hearing date and a trial date have been set for August 22, 2016 and December 5, 2016, respectively, although the parties may elect arbitration. With respect to the Arbitration, a hearing date has not yet been set. We do not expect the temporary injunction issued by the court to have a material effect on our results of operations or financial condition. However, we are unable to predict the outcome of these proceedings or their ultimate impact, if any, on our business, financial condition or results of operations and, accordingly, have not recorded a liability on our consolidated balance sheet as of June 30, 2016.

Other Legal Matters

From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings. Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.
ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Form 10-Q for the quarterly period ended June 30, 2016 (this “Quarterly Report”), careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”) and our Form 10-Q for the quarterly period ended March 31, 2016. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. With the exception of the below risk factors, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16

Our operations are highly dependent on our relationship with Genesis and its affiliates, and, if we are unable to successfully maintain the relationships, our operations, liquidity and financial condition may be harmed.

We are party to a variety of contracts and agreements with Genesis and its affiliates, including GEL Tex Marketing, LLC (“GEL”), that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. Certain of these agreements with Genesis and its affiliates have successive one-year renewals until August 2019 unless sooner terminated by Genesis or its affiliates with 180 days prior written notice.  An adverse change in our relationship with Genesis could have a material adverse effect on our operations, liquidity, and financial condition. We are currently involved in a dispute with Genesis over certain contractual matters. (See “Part I, Financial Information, item 1. Financial Statements – Genesis Agreements” and “Legal Matters” for a summary of the Joint Marketing Agreement and Crude Supply Agreement and information regarding the contractual dispute with Genesis.)

We have an understanding with Genesis related to inventory risk management that is intended to reduce the commodity price risk of our refined petroleum product inventories and generate a more consistent gross profit margin for each barrel of refined petroleum products.  GEL is also a key supplier of crude oil and condensate to the Nixon Facility. To the extent that the volume of crude oil and condensate that is supplied to us by GEL is reduced, our refined petroleum product sales, net income, and cash available for payments of our debt obligations would decline unless we were able to acquire comparable supplies of crude oil and condensate on comparable terms from other suppliers.  In connection with the above referenced contractual dispute with Genesis, GEL significantly under delivered crude oil and condensate under the Crude Supply Agreement leading to 27 out of 29 days of refinery downtime for the three and six months ended June 30, 2016.

We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.

As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $2,183,562 and $1,853,875, respectively. Restricted cash (current portion) totaled $4,186,150 and $3,175,299 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had current assets of $26,291,337 and current liabilities (including the current portion of long-term debt) of $67,037,594, resulting in a working capital deficit of $40,746,257. Excluding the current portion of long-term debt, as of June 30, 2016, we had a working capital deficit of $8,195,017. Non-payment of Operations Payments by GEL under the Joint Marketing Agreement also contributed to the working capital deficit as of June 30, 2016. We currently rely on Operations Payments and our profit share under the Joint Marketing Agreement and advances from LEH to fund our working capital requirements. There can be no assurances that LEH will continue to fund our working capital requirements.

As of June 30, 2016, we were in violation of certain financial covenants in loan agreements with Sovereign. (See “Part I, Financial Information, Item 1. Financial Statements – Note (9) Long-Term Debt, Net and Note (20) Subsequent Events” for additional disclosures related to Sovereign, our long-term debt, and financial covenant violations.)

Execution of our business strategy depends on several factors, including adequate crude oil and condensate sourcing, levels of accounts receivable, refined petroleum product inventories, accounts payable, capital expenditures, and adequate access to credit on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors that are beyond our control.  There can be no assurance that our business and operational strategy will achieve anticipated outcomes.  If our strategy is not successful, our working capital requirements are not funded through Operations Payments or our profit share under the Joint Marketing Agreement or certain advances from LEH, or Sovereign exercises remedies available under the loan agreements for covenant violations, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

We are in violation of certain financial covenants in secured loan agreements with Sovereign Bank (“Sovereign”), and our failure to comply could materially and adversely affect our operating results and our financial condition.

As of June 30, 2016, we were in violation of certain financial covenants in secured loan agreements with Sovereign. As a result of these covenant defaults, Sovereign could elect to declare the amounts owed under these loan agreements to be immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, or exercise any other rights available. Accordingly, $31,824,613 of debt under these loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet as of June 30, 2016. (See “Part I., Financial Information, Item 1. Financial Statements – Note (9), Long-Term Debt, Net and Note (20) Subsequent Events” for additional disclosures related to our long-term debt and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16

There can be no assurance that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding long-term debt, either upon maturity or if accelerated, or that we would be able to refinance or restructure the payments on the long-term debt. If we fail to comply with financial covenants associated with certain of our long-term debt and such failure is not cured or waived, then Sovereign may exercise any rights and remedies available under the loan agreement(s). Any such action by Sovereign would have a material adverse effect on our financial condition and ability to continue as a going concern.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Financial Information, Item. 1. Financial Statements – Note (9) Long-Term Debt, Net” for disclosures related to defaults on our debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY (Registrant)

Date: August 15, 2016	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll
Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd
Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)