Form 10-Q
period 2016-09-30
BLUE DOLPHIN ENERGY CO
filed 2016-11-14
CIK 793306

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of November 14, 2016:  10,474,714

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

GLOSSARY OF SELECTED OIL AND GAS TERMS

The following are abbreviations and definitions of certain commonly used oil and gas industry terms that are used in this Form 10-Q for the quarterly period ended September 30, 2016 (this “Quarterly Report”):

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

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

Yield. The percentage of refined petroleum products that is produced from crude oil and other feedstocks.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,677,485	$1,853,875
Restricted cash	4,160,999	3,175,299
Accounts receivable, net	7,412,697	5,457,245
Prepaid expenses and other current assets	196,101	939,690
Deposits	136,970	395,414
Inventory	8,819,980	7,808,318
Total current assets	22,404,232	19,629,841

Total property and equipment, net	61,283,727	48,841,812
Restricted cash, noncurrent	4,358,581	15,616,478
Surety bonds	710,000	1,022,000
Trade name	303,346	303,346
Deferred tax assets, net	7,342,277	3,607,237
Total long-term assets	73,997,931	69,390,873
TOTAL ASSETS	$96,402,163	$89,020,714

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$23,886,185	$14,882,714
Accounts payable, related party	-	300,000
Asset retirement obligations, current portion	25,972	38,644
Accrued expenses and other current liabilities	3,063,080	2,990,891
Interest payable, current portion	158,706	81,467
Long-term debt less unamortized debt issue costs, current portion	32,120,782	1,934,932
Long-term debt, related party, current portion	500,000	-
Total current liabilities	59,754,725	20,228,648

Long-term liabilities:
Asset retirement obligations, net of current portion	1,983,042	1,947,220
Deferred revenues and expenses	93,814	125,085
Long-term debt less unamortized debt issue costs, net of current portion	1,342,363	32,846,254
Long-term debt, related party, net of current portion	6,398,931	-
Long-term interest payable, net of current portion	1,638,952	1,482,801
Total long-term liabilities	11,457,102	36,401,360
TOTAL LIABILITIES	71,211,827	56,630,008

Commitments and contingencies (Note 19)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,614,715 and
10,603,802 shares issued at September 30, 2016 and December 31, 2015, respectively)	106,148	106,038
Additional paid-in capital	36,788,628	36,738,737
Accumulated deficit	(10,904,440)	(3,654,069)
Treasury stock, 150,000 shares at cost	(800,000)	(800,000)
Total stockholders' equity	25,190,336	32,390,706
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,402,163	$89,020,714

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUE FROM OPERATIONS
Refined petroleum product sales	$53,951,293	$54,924,070	$126,546,716	$174,830,292
Tank rental revenue	717,487	286,892	1,624,461	860,676
Pipeline operations	19,526	45,925	71,865	119,882
Total revenue from operations	54,688,306	55,256,887	128,243,042	175,810,850

COST OF OPERATIONS
Cost of refined products sold	51,689,474	48,415,627	125,316,249	151,604,774
Refinery operating expenses	3,153,646	2,953,528	9,468,409	8,420,650
Joint Marketing Agreement profit share	965,627	1,435,376	392,062	4,812,674
Pipeline operating expenses	91,969	63,099	266,454	170,582
Lease operating expenses	9,005	(1,143)	32,112	20,271
General and administrative expenses	891,210	312,365	1,503,533	1,058,267
Depletion, depreciation and amortization	504,719	414,837	1,415,519	1,217,005
Recovery of bad debt	-	-	(139,868)	-
Accretion expense	28,186	52,720	84,558	158,655
Total cost of operations	57,333,836	53,646,409	138,339,028	167,462,878

Income (loss) from operations	(2,645,530)	1,610,478	(10,095,986)	8,347,972

OTHER INCOME (EXPENSE)
Easement, interest and other income	157,840	724,349	415,700	856,816
Interest and other expense	(485,659)	(382,191)	(1,305,125)	(1,322,562)
Total other income (expense)	(327,819)	342,158	(889,425)	(465,746)

Income (loss) before income taxes	(2,973,349)	1,952,636	(10,985,411)	7,882,226

Income tax benefit (expense)	1,034,798	(688,403)	3,735,040	(2,778,750)
Net income (loss)	$(1,938,551)	$1,264,233	$(7,250,371)	$5,103,476

Income (loss) per common share:
Basic	$(0.19)	$0.12	$(0.69)	$0.49
Diluted	$(0.19)	$0.12	$(0.69)	$0.49

Weighted average number of common shares outstanding:
Basic	10,464,715	10,453,802	10,460,849	10,451,168
Diluted	10,464,715	10,453,802	10,460,849	10,451,168

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(7,250,371)	$5,103,476
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	1,415,519	1,217,005
Unrealized loss (gain) on derivatives	1,143,490	362,750
Deferred tax expense (benefit)	(3,735,040)	2,479,823
Amortization of debt issue costs	96,364	517,652
Accretion expense	84,558	158,655
Common stock issued for services	50,000	19,999
Recovery of bad debt	(139,868)	-
Changes in operating assets and liabilities
Accounts receivable	(1,815,584)	506,784
Prepaid expenses and other current assets	945,539	(274,435)
Deposits and other assets	570,444	(1,711,073)
Inventory	(1,011,662)	(2,420,176)
Accounts payable, accrued expenses and other liabilities	5,269,224	1,172,976
Accounts payable, related party	(300,000)	(1,174,168)
Net cash provided by (used in) operating activities	(4,677,387)	5,959,268

INVESTING ACTIVITIES
Capital expenditures	(11,255,725)	(8,156,298)
Change in restricted cash for investing activities	11,257,897	(13,021,438)
Net cash provided by (used in) investing activities	2,172	(21,177,736)

FINANCING ACTIVITIES
Proceeds from issuance of debt	6,898,931	28,000,000
Payments on long-term debt	(1,414,406)	(9,474,720)
Change in restricted cash for financing activities	(985,700)	(3,081,686)
Net cash provided by financing activities	4,498,825	15,443,594
Net increase (decrease) in cash and cash equivalents	(176,390)	225,126

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,853,875	1,293,233
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,677,485	$1,518,359

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable	$2,601,709	$1,743,997
Interest paid	$1,827,794	$959,665
Income taxes paid	$-	$139,500

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

Notes to Consolidated Financial Statements

(1)	Organization

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

Structure and Management. Blue Dolphin was formed as a Delaware corporation in 1986. We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”), which owns approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). LEH manages and operates all of our properties pursuant to an Operating Agreement (the “Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. (See “Note (8) Related Party Transactions,” “Note (9) Long-Term Debt, Net,” and “Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Operating Agreement, and Jonathan Carroll.)

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

●
Blue Dolphin Petroleum Company, a Delaware corporation.

●
Blue Dolphin Services Co., a Texas corporation.

See "Part I, Item 1. Business and Item 2. Properties” in our Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”) as filed with the Securities and Exchange Commission (the “SEC”) for additional information regarding our operating subsidiaries, principal facilities, and assets.

References in this Quarterly Report to “we,” “us,” and “our” are to Blue Dolphin and its subsidiaries unless otherwise indicated or the context otherwise requires.

Operating Risks. Execution of our business strategy depends on several factors, including adequate crude oil and condensate sourcing, levels of accounts receivable, refined petroleum product inventories, accounts payable, capital expenditures, and adequate access to credit on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive, and other factors that are beyond our control.  There can be no assurance that our business and operational strategy will achieve anticipated outcomes.  Our operations, liquidity, and financial condition may be materially adversely affected if: (i) our strategy is not successful, (ii) our working capital requirements are not funded through Operations Payments by GEL TEX Marketing, LLC (“GEL”) under a Joint Marketing Agreement (the “Joint Marketing Agreement”), our profit share under the Joint Marketing Agreement, or certain advances from LEH, or (iii) we have future covenant violations under our loan agreements that are not waived.

For the three months ended September 30, 2016, we had a net loss of $1,938,551 compared to net income of $1,264,233 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we had a net loss of $7,250,371 compared to net income of $5,103,476 for the nine months ended September 30, 2015.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

As of September 30, 2016, we had cash and cash equivalents and restricted cash (current portion) of $1,677,485 and $4,160,999, respectively. As of September 30, 2016, we had current assets of $22,404,232 and current liabilities (including the current portion of long-term debt) of $59,754,725, reflecting a working capital deficit of $37,350,493. Excluding the current portion of long-term debt, we had a working capital deficit of $5,229,711 as of September 30, 2016. Non-payment of Operations Payments to us by GEL under the Joint Marketing Agreement resulting from a contract-related dispute between the parties contributed to the working capital deficit as of September 30, 2016. (See “Note (19) Commitments and Contingencies – Genesis Agreements and Legal Matters” for a discussion related to Operations Payments and the Joint Marketing Agreement.)

As of December 31, 2015, we had cash and cash equivalents and restricted cash (current portion) of $1,853,875 and $3,175,299, respectively. As of December 31, 2015, we had current assets of $19,629,841 and current liabilities (including the current portion of long-term debt) of $20,228,648, reflecting a working capital deficit of $598,807.

In addition to the Joint Marketing Agreement, we are party to a variety of contracts and agreements with Genesis and its affiliates that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. Certain of these agreements with Genesis and its affiliates have successive one-year renewals until August 2019 unless sooner terminated by Genesis or its affiliates with 180 days’ prior written notice.   An adverse change in our relationship with Genesis could have a material adverse effect on our operations, liquidity, and financial condition. We are currently involved in a dispute with Genesis over certain contractual matters. (See “Note (19) Commitments and Contingencies – Genesis Agreements” and “Legal Matters,” as well as “Part II. Other Information, Item 1A. Risk Factors” for a summary of the Joint Marketing Agreement and Crude Supply Agreement and information regarding the current contract-related dispute with Genesis.)

As of September 30, 2016, we were in violation of certain financial covenants in secured loan agreements with Sovereign Bank (“Sovereign”). As a result of these covenant defaults, Sovereign could declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available.  Sovereign waived the financial covenant defaults as of the quarter ended September 30, 2016. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Note (9) Long-Term Debt, Net” and “Note (20) Subsequent Events” for additional disclosures related to our long-term debt and financial covenant violations.)

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

The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or for any other period.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
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

Cash and Cash Equivalents. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts. Cash and cash equivalents totaled $1,677,485 and $1,853,875 as of September 30, 2016 and December 31, 2015, respectively.

Restricted Cash. As of September 30, 2016, total restricted cash was $8,519,580, comprised of restricted cash (current portion) totaling $4,160,999 and restricted cash, noncurrent totaling $4,358,581. As of December 31, 2015, total restricted cash was $18,791,777, comprised of restricted cash (current portion) totaling $3,175,299 and restricted cash, noncurrent totaling $15,616,478. Restricted cash (current portion) primarily represents: (i) amounts held in our disbursement account with Sovereign attributable to construction invoices awaiting payment from that account, (ii) a payment reserve account held by Sovereign as security for payments under a loan agreement, and (iii) a construction contingency account under which Sovereign will fund contingencies. Restricted cash, noncurrent represents funds held in the Sovereign disbursement account for payment of future construction related expenses to build new petroleum storage tanks. (See “Note (9) Long-Term Debt, Net” for additional disclosures related to our loan agreements with Sovereign.)

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due on any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all of our aged accounts receivable for collectability and establish an allowance for individual customer balances as necessary. Allowance for doubtful accounts totaled $0 and $139,868 as of September 30, 2016 and December 31, 2015, respectively.

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

(See “Note (17) Fair Value Measurement” and “Note (18) Inventory Risk Management” for additional disclosures related to derivatives.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
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

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Our oil and gas properties had no production during the three and nine months ended September 30, 2016 and 2015. All leases associated with our oil and gas properties have expired, and our oil and gas properties were fully impaired as of December 31, 2012.

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

Intangibles – Other. We have an intangible asset consisting of the Blue Dolphin Energy Company trade name in the amount of $303,346 on our consolidated balance sheets as of September 30, 2016 and December 31, 2015. We have determined the trade name to have an indefinite useful life. We account for other intangible assets under FASB ASC guidance related to intangibles, goodwill, and other. Under the guidance, we test intangible assets with indefinite lives annually for impairment. Management performed its regular annual impairment testing of trade name in the fourth quarter of 2015. Upon completion of that testing, we determined that no impairment was necessary as of December 31, 2015.

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

Easement Revenue. Land easement revenue is recognized monthly as earned and is included in other income.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

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

Income Taxes. We account for income taxes under FASB ASC guidance related to income taxes, which requires recognition of income taxes based on amounts payable with respect to the current three and nine month periods and the effects of deferred taxes for the expected future tax consequences of events that have been included in our financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
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

New Pronouncements Adopted. The FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB ASC, including changes to non-authoritative SEC content. For the three and nine months ended September 30, 2016, we adopted the following recently issued ASU’s:

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

New Pronouncements Issued But Not Yet Effective. The following are recently issued, but not yet effective, ASU’s that may have an effect on our consolidated financial position, results of operations, or cash flows:

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016, FASB issued ASU 2016-15. This guidance addresses eight specific cash flow issues in order to reduce future diversity of practice. For public business entities, the amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated statements of cash flows.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

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

We are evaluating the impact that adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12, all of which relate to Revenue from Contracts with Customers (Topic 606), will have on our consolidated financial statements.

Other new pronouncements issued but not effective until after September 30, 2016 are not expected to have a material impact on our financial position, results of operations, or liquidity.

Reclassification. We have reclassified certain prior year amounts to conform to our 2016 presentation.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

(4)	Business Segment Information

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

Business segment information for the periods indicated (and as of the dates indicated), was as follows:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$54,668,780	$19,526	$-	$54,688,306	$55,210,962	$45,925	$-	$55,256,887
Less: cost of operations(1)	(55,495,575)	(129,160)	(238,755)	(55,863,490)	(51,444,705)	(114,675)	(236,816)	(51,796,196)
Other non-interest income(2)	-	156,396	-	156,396	-	62,500	660,000	722,500
Adjusted EBITDA(3)	(826,795)	46,762	(238,755)	(1,018,788)	3,766,257	(6,250)	423,184	4,183,191
Less: JMA Profit Share(4)	(965,627)	-	-	(965,627)	(1,435,376)	-	-	(1,435,376)
EBITDA(3)	$(1,792,422)	$46,762	$(238,755)		$2,330,881	$(6,250)	$423,184

Depletion, depreciation and amortization				(504,719)				(414,837)
Interest expense, net				(484,215)				(380,342)

Income (loss) before income taxes				(2,973,349)				1,952,636

Income tax benefit (expense)				1,034,798				(688,403)
Net income (loss)				$(1,938,551)				$1,264,233

Capital expenditures(5)	$4,182,747	$-	$-	$4,182,747	$2,355,811	$-	$-	$2,355,811

Identifiable assets(6)	$85,585,499	$3,106,327	$7,710,337	$96,402,163	$78,145,626	$3,303,803	$3,405,977	$84,855,406

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

(5)	Capital expenditures for the prior year period reflect reclassification of capital expenditures funded by credit facilities to conform to the 2016 presentation.
(6)	Identifiable assets for the prior year period reflect reclassification of debt issue costs as a reduction in long-term debt to conform to the 2016 presentation.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

Business segment information for the periods indicated (and as of the dates indicated), was as follows:

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$128,171,177	$71,865	$-	$128,243,042	$175,690,968	$119,882	$-	$175,810,850
Less: cost of operations(1)	(135,452,537)	(383,124)	(695,786)	(136,531,447)	(160,208,576)	(296,291)	(928,331)	(161,433,198)
Other non-interest income(2)	-	412,061	-	412,061	-	187,500	660,000	847,500
Adjusted EBITDA(3)	(7,281,360)	100,802	(695,786)	(7,876,344)	15,482,392	11,091	(268,331)	15,225,152
Less: JMA Profit Share(4)	(392,062)	-	-	(392,062)	(4,812,674)	-	-	(4,812,674)
EBITDA(3)	$(7,673,422)	$100,802	$(695,786)		$10,669,718	$11,091	$(268,331)

Depletion, depreciation and
amortization				(1,415,519)				(1,217,005)
Interest expense, net				(1,301,486)				(1,313,247)

Income (loss) before income taxes				(10,985,411)				7,882,226

Income tax benefit (expense)				3,735,040				(2,778,750)
Net income (loss)				$(7,250,371)				$5,103,476

Capital expenditures(5)	$11,255,725	$-	$-	$11,255,725	$8,156,298	$-	$-	$8,156,298

Identifiable assets(6)	$85,585,499	$3,106,327	$7,710,337	$96,402,163	$78,145,626	$3,303,803	$3,405,977	$84,855,406

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

(5)	Capital expenditures for the prior year period reflect reclassification of capital expenditures funded by credit facilities to conform to the 2016 presentation.
(6)	Identifiable assets for the prior year period reflect reclassification of debt issue costs as a reduction in long-term debt to conform to the 2016 presentation.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	September 30,	December 31,
	2016	2015

Prepaid insurance	$192,351	$315,120
Prepaid listing fees	3,750	-
Prepaid related party operating expenses	-	624,570

	$196,101	$939,690

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

(6)	Inventory

Inventory as of the dates indicated consisted of the following:

	September 30,	December 31,
	2016	2015

HOBM	$4,069,203	$5,007,576
Jet fuel	3,744,702	2,045,784
Naphtha	417,223	309,850
AGO	280,277	278,278
Chemicals	261,518	122,777
Propane	24,860	17,860
Crude oil and condensate	19,041	19,041
LPM mix	3,156	7,152

	$8,819,980	$7,808,318

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2016	2015

Refinery and facilities	$50,516,486	$40,195,928
Pipelines and facilities	2,127,207	2,127,207
Onshore separation and handling facilities	325,435	325,435
Land	602,938	602,938
Other property and equipment	652,795	644,795
	54,224,861	43,896,303

Less: Accumulated depletion, depreciation, and amortization	(7,649,077)	(6,234,161)
	46,575,784	37,662,142

Construction in progress	14,707,943	11,179,670

	$61,283,727	$48,841,812

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s useful life. Interest cost capitalized was $1,776,863 and $556,032 as of September 30, 2016 and December 31, 2015, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

(8)	Related Party Transactions

We are party to several agreements with related parties. We believe these related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions. A summary of these agreements follows:

LEH. We are party to an Operating Agreement, a Product Sales Agreement, a Terminal Services Agreement, a Loan and Security Agreement, and a Promissory Note with LEH. LEH, our controlling shareholder, owns approximately 81% of our Common Stock. Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH.

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

●
Fees – For management and operation of the Nixon Facility, LEH receives: (i) weekly payments from GEL to cover direct expenses incurred in an amount not to exceed $750,000 per month (the “Operations Payments”), (ii) $0.25 for each bbl processed at the Nixon Facility up to a maximum quantity of 10,000 bbls per day determined on a monthly basis, and (iii) $2.50 for each bbl processed at the Nixon Facility in excess of 10,000 bbls per day determined on a monthly basis. Amounts expensed as fees to LEH are reflected within refinery operating expenses in our consolidated statements of operations. Fees owed to LEH under the Operating Agreement are reflected within accounts payable, related party in our consolidated balance sheets.

Product Sales Agreement. Under a Product Sales Agreement, LEH purchases jet fuel from the Nixon Facility for resale to third parties. Sales to LEH under the Product Sales Agreement are reflected within refined petroleum product sales in our consolidated statements of operations.

Terminal Services Agreement. Pursuant to a Terminal Services Agreement, LEH leases a petroleum storage tank at the Nixon Facility. The Terminal Services Agreement has an initial term of 12 months and automatically renews for additional terms of 6 months. The parties may terminate the Terminal Services Agreement upon 45 days’ written notice. Rental fees received from LEH under the Terminal Services Agreement are reflected within tank rental revenue in our consolidated statements of operations.

Loan and Security Agreement. In August 2016, BDPL entered into a loan and security agreement with LEH as evidenced by a promissory note in the original principal amount of $4.0 million (the “LEH Loan Agreement”). The LEH Loan Agreement matures in August 2018, and accrues interest at rate of 16.00%. Under the LEH Loan Agreement, BDPL will make payments of $500,000 per year from the annual payment received from FLNG pursuant to a Master Easement Agreement between BDPL and FLNG dated December 11, 2013. A final balloon payment is due at maturity.

The proceeds of the LEH Loan Agreement were used for working capital. There are no financial maintenance covenants associated with the LEH Loan Agreement. The LEH Loan Agreement is secured by: (i) the assignment of payments received by BDPL from FLNG under the Master Easement Agreement and (ii) certain real estate assets of BDPL. Outstanding principal and interest less associated debt issue costs owed to LEH under the LEH Loan Agreement are reflected in long-term debt, related party, current portion and long-term debt, related party, net of current portion in our consolidated balance sheets.

Promissory Note. In September 2016, Blue Dolphin entered into a promissory note with LEH in the original principal amount of $1,797,172 (the “LEH Note”). The LEH Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the LEH Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to LEH under the LEH Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

Ingleside Crude, LLC (“Ingleside”). We are party to an Amended and Restated Tank Lease Agreement and a Promissory Note with Ingleside. Ingleside is a related party of LEH and Jonathan Carroll.

Amended and Restated Tank Lease Agreement. Pursuant to an Amended and Restated Tank Lease Agreement with Ingleside, we lease petroleum storage tanks to meet periodic, additional storage needs. The Amended and Restated Tank Lease Agreement had an initial term of 30 days with automatic 30-day renewal periods. The parties may terminate the tank lease agreement upon 30 days’ written notice. Renatal fees owed to Ingleside under the tank lease agreement are reflected within accounts payable, related party in our consolidated balance sheets. Amounts expensed as rental fees to Ingleside under the Amended and Restated Tank Lease Agreement are reflected within refinery operating expenses in our consolidated statements of operations.

Promissory Note. In September 2016, Blue Dolphin entered into a promissory note with Ingleside in the original principal amount of $679,385 (the “Ingleside Note”). The Ingleside Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the Ingleside Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to Ingleside under the Ingleside Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets.

Jonathan Carroll. We are party to Guaranty Fee Agreements and a Promissory Note with Jonathan Carroll. Jonathan Carroll is Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin.

Guaranty Fee Agreements. Pursuant to Guaranty Fee Agreements, Jonathan Carroll receives fees for providing his personal guarantee on certain of our long-term debt. Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under certain loan agreements. Amounts owed to Jonathan Carroll under Guaranty Fee Agreements are reflected within accounts payable, related party in our consolidated balance sheets. (See “Note (9) Long-Term Debt, Net” for further discussion related to the Guaranty Fee Agreements.)

Promissory Note. In September 2016, Blue Dolphin entered into a promissory note with Jonathan Carroll in the original principal amount of $422,374 (the “Carroll Note”). The Carroll Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the Carroll Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to Jonathan Carroll under the Carroll Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets.

As of September 30, 2016, accounts receivable related to LEH totaled $2,869,805.

Unsettled reimbursements associated with the Operating Agreement and reflected within prepaid expenses and other current assets as of the dates indicated were as follows:

	September 30,	December 31,
	2016	2015

LEH	$-	$624,570

	$-	$624,570

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

Long-term debt, related party associated with the LEH Loan Agreement, LEH Note, Ingleside Note, and Carroll Note as of the dates indicated was as follows:

	September 30,	December 31,
	2016	2015

LEH	$5,797,172	$-
Ingleside	679,385
Jonathan Carroll	422,374

	6,898,931	-

Less: Long-term debt,
related party,
current portion	(500,000)	-

	$6,398,931	$-
Accrued interest associated with the LEH Loan Agreement as of the dates indicated was as follows:

	September 30,	December 31,
	2016	2015

LEH	$80,000	$-

	80,000	-

Less: Interest payable,
current portion	(80,000)	-

	$-	$-

Accounts payable, related party associated with the Amended and Restated Tank Lease Agreement as of the dates indicated was as follows:

	September 30,	December 31,
	2016	2015

Ingleside	$-	$300,000

	$-	$300,000

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

Refinery operating expenses associated with the Operating Agreement Amended and Restated Tank Lease Agreement for the periods indicated were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	Per bbl	Amount	Per bbl	Amount	Per bbl	Amount	Per bbl

LEH	$3,028,646	$2.66	$2,953,528	$2.66	$8,618,409	$2.84	$8,420,650	$2.73
Ingleside	125,000	$0.11	-	$0.00	850,000	$0.28	-	$0.00

	$3,153,646	$2.77	$2,953,528	$2.66	$9,468,409	$3.12	$8,420,650	$2.73

Revenue associated with the Product Sales Agreement and Terminal Services Agreement for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Refined petroleum product sales
LEH	$14,536,997	$-	$23,449,071	$-
Other customers	39,414,296	54,924,070	103,097,645	174,830,292
Total refined petroleum product sales	53,951,293	54,924,070	126,546,716	174,830,292
Tank rental revenue
LEH	426,000	-	750,000	-
Other customers	291,487	286,892	874,461	860,676
Total tank rental revenue	717,487	286,892	1,624,461	860,676

Pipeline operations
Other customers	19,526	45,925	71,865	119,882

Total revenue from operations	$54,688,306	$55,256,887	$128,243,042	$175,810,850

Interest expense associated with the LEH Loan Agreement and Guaranty Fee Agreements for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Jonathan Carroll	$172,300	$165,008	$522,931	$165,008
LEH	80,000	-	80,000	-

	$252,300	$165,008	$602,931	$165,008

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

(9)	Long-Term Debt, Net

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

Long-term debt, net, which represents the outstanding principal and interest of long-term debt less associated debt issue costs, as of the dates indicated consisted of the following:

	September 30, 2016			December 31, 2015
		Debt Issue	Long-Term		Debt Issue	Long-Term
	Principal	Costs	Debt, Net	Principal	Costs	Debt, Net

First Term Loan Due 2034	$24,111,986	$(1,557,748)	$22,554,238	$24,643,081	$(1,623,810)	$23,019,271
Second Term Loan Due 2034	9,797,549	(737,370)	9,060,179	10,000,000	(767,672)	9,232,328
Notre Dame Debt	1,300,000	-	1,300,000	1,300,000	-	1,300,000
Term Loan Due 2017	369,987	-	369,987	924,969	-	924,969
Capital Leases	178,741	-	178,741	304,618	-	304,618
	$35,758,263	$(2,295,118)	$33,463,145	$37,172,668	$(2,391,482)	$34,781,186

Less: Long-term debt less
unamortized debt issue
costs, current portion			(32,120,782)			(1,934,932)

			$1,342,363			$32,846,254

Accrued interest related to our long-term debt, net (reflected as interest payable, current portion and long-term interest payable, net of current portion in our consolidated balance sheets) as of the dates indicated consisted of the following:

	September 30,	December 31,
	2016	2015

Notre Dame Debt	$1,638,952	$1,482,801
LEH Loan Agreement	80,000	-
Second Term Loan Due 2034	43,836	39,193
First Term Loan Due 2034	33,030	34,883
Capital Leases	1,531	2,612
Term Loan Due 2017	309	4,779

	1,797,658	1,564,268

Less: Interest payable, current portion	(158,706)	(81,467)

	$1,638,952	$1,482,801

(See “Note (8) Related Party Transactions” for disclosures related to related party long-term debt.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

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

As of September 30, 2016, LE was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the First Term Loan Due 2034. As a result of these covenant defaults, Sovereign could declare the amounts owed under the First Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE’s obligations under the loan agreement, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of the quarter ended September 30, 2016. However, the debt associated with the loan was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Note (1) Organization – Operating Risks” and “Note (20) Subsequent Events” for additional disclosures related to the First Term Loan Due 2034 and financial covenant violations.)

As a condition of the First Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LE entered into a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the First Term Loan Due 2034. For the three months ended September 30, 2016 and 2015, guaranty fees related to the First Term Loan Due 2034 totaled $121,048 and $142,002, respectively. For the nine months ended September 30, 2016 and 2015, guaranty fees related to the First Term Loan Due 2034 totaled $365,420 and $142,002, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LRM and Blue Dolphin also guaranteed the First Term Loan Due 2034. (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

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

As of September 30, 2016, LRM was in violation of the debt service coverage ratio, the current ratio, and the debt to net worth ratio financial covenants related to the Second Term Loan Due 2034. As a result of these covenant defaults, Sovereign could declare the amounts owed under the Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LRM’s obligations under the loan agreement, and/or exercise any other rights and remedies available.  Sovereign waived the financial covenant defaults as of the quarter ended September 30, 2016. However, the debt associated with the loan was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Note (1) Organization – Operating Risks” and “Note (20) Subsequent Events” for additional disclosures related to the Second Term Loan Due 2034 and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

As a condition of the Second Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LRM entered into a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Second Term Loan Due 2034. For the three months ended September 30, 2016 and 2015, guaranty fees related to the Second Term Loan Due 2034 totaled $49,094 and $0, respectively. For the nine months ended September 30, 2016 and 2015, guaranty fees related to the Second Term Loan Due 2034 totaled $148,261 and $0, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LE and Blue Dolphin also guaranteed the Second Term Loan Due 2034. (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

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

Term Loan Due 2017. LRM entered into a Loan and Security Agreement with Sovereign in May 2014, for a term loan facility in the principal amount of $2.0 million (the “Term Loan Due 2017”). The Term Loan Due 2017 was amended in March 2015, pursuant to a Loan Modification Agreement (the “March Loan Modification Agreement”). Under the March Loan Modification Agreement, the interest rate was modified to be the greater of the Wall Street Journal Prime Rate plus 2.75% or 6.00%, and the due date was extended to March 2017. Pursuant to the March Loan Modification Agreement, the Term Loan Due 2017 has a current monthly principal payment of $61,665 plus interest. Due to its maturity date, the Term Loan Due 2017 was classified within the current portion of long-term debt on our consolidated balance sheet as of September 30, 2016.

As of September 30, 2016, LRM was in violation of the debt service coverage ratio financial covenant related to the Term Loan Due 2017. As a result of this covenant default, Sovereign could declare the amounts owed under the Term Loan Due 2017 immediately due and payable, exercise its rights with respect to collateral securing LRM’s obligations under the loan agreement, and/or exercise any other rights and remedies available. The Term Loan Due 2017 was already classified within the current portion of long-term debt on our consolidated balance sheets due to the loan’s short-term maturity date. Sovereign waived the financial covenant default as of the quarter ended September 30, 2016. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Note (1) Organization – Operating Risks” and “Note (20) Subsequent Events” for additional disclosures related to the Second Term Loan Due 2034 and financial covenant violations.)

As a condition of the Term Loan Due 2017, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LRM entered into a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Term Loan Due 2017. For the three months ended September 30, 2016 and 2015, guaranty fees related to the Term Loan Due 2017 totaled $2,158 and $6,506, respectively. For the nine months ended September 30, 2016 and 2015, guaranty fees related to the Term Loan Due 2017 totaled $9,250 and $6,506, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

The proceeds of the Term Loan Due 2017 were used primarily to finance costs associated with refurbishment of the Nixon Facility’s naphtha stabilizer and depropanizer units. The Term Loan Due 2017 is: (i) subject to a financial maintenance covenant pertaining to debt service coverage ratio and (ii) secured by the assignment of certain leases of LRM and certain assets of LEH. (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

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

A summary of equipment held under long-term capital leases as of the dates indicated follows:

	September 30,	December 31,
	2016	2015

Boiler equipment	$538,598	$538,598
Less: accumulated depreciation	-	-

	$538,598	$538,598

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	September 30,	December 31,
	2016	2015

Unrealized hedging loss	$1,326,890	$183,400
Unearned revenue	597,162	781,859
Customer deposits	450,000	-
Genesis JMA Profit Share payable	245,255	388,364
Other payable	166,314	157,714
Board of director fees payable	133,929	86,429
Property taxes	92,678	-
Transportation and inspection	38,000	-
Excise and income taxes payable	12,852	1,290,101
Insurance	-	103,024

	$3,063,080	$2,990,891

(11)	Asset Retirement Obligations

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
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

Changes to our ARO liability for the periods indicated were as follows:

	September 30,	December 31,
	2016	2015

Asset retirement obligations, at the beginning of the period	$1,985,864	$1,866,770
New asset retirement obligations and adjustments	-	49
Liabilities settled	(61,408)	(92,330)
Accretion expense	84,558	211,375
	2,009,014	1,985,864
Less: asset retirement obligations, current portion	(25,972)	(38,644)

Long-term asset retirement obligations, at the end of the period	$1,983,042	$1,947,220

Liabilities settled represents amounts paid for plugging and abandonment costs against the asset’s ARO liability and are reflected in our consolidated balance sheets. As of September 30, 2016 and December 31, 2015, we recognized $61,408 and $92,330, respectively, in liabilities settled. Abandonment expense represents amounts paid for plugging and abandonment costs that exceed the asset’s ARO liability and are reflected in our consolidated statements of operations. For the three months ended September 30, 2016 and 2015, we recognized $0 in abandonment expense. For the nine months ended September 30, 2016 and 2015, we recognized $0 in abandonment expense.

(12)	Treasury Stock

As of September 30, 2016 and December 31, 2015, we had 150,000 shares of treasury stock.

(13)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor. As of September 30, 2016 and December 31, 2015, we had cash balances in excess of the FDIC insurance limit per depositor in the amount of $9,345,560 and $19,594,883, respectively.

Key Supplier. Under a Crude Oil and Supply Throughput Services Agreement dated in August 2011 (the “Crude Supply Agreement”), GEL supplies crude oil and condensate to the Nixon Facility. The initial term of the Crude Supply Agreement was to expire in August 2014. However, in October 2013, we entered into a Letter Agreement Regarding Certain Advances and Related Agreements with GEL and Milam Services, Inc., another Genesis affiliate (“Milam”), (the “October 2013 Letter Agreement”), effective in October 2013. In accordance with the terms of the October 2013 Letter Agreement, we agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 2019, unless sooner terminated by GEL with 180 days’ prior written notice.

(See “Note (19) Commitments and Contingencies – Genesis Agreements” and “Legal Matters,” as well as “Part II. Other Information, Item 1A. Risk Factors” for a summary of the Crude Supply Agreement and a discussion of the current contract-related dispute with Genesis.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances. As a result, we believe that our accounts receivable credit risk exposure is limited.

For the three months ended September 30, 2016, we had 4 customers that accounted for approximately 70% of our refined petroleum products sales. These 4 customers represented approximately $6.7 million in accounts receivable as of September 30, 2016. For the three months ended September 30, 2015, we had 5 customers that accounted for approximately 81% of our refined petroleum products sales. These 5 customers represented approximately $5.7 million in accounts receivable as of September 30, 2015.

For the nine months ended September 30, 2016, we had 4 customers that accounted for approximately 64% of our refined petroleum products sales. These 4 customers represented approximately $5.5 million in accounts receivable as of September 30, 2016. For the nine months ended September 30, 2015, we had 3 customers that accounted for approximately 55% of our refined petroleum products sales. These 3 customers represented approximately $4.4 million in accounts receivable as of September 30, 2015.

For the three months ended September 30, 2016, 1 of our 4 significant customers was LEH, a related party. LEH accounted for approximately 27% of our refined petroleum product sales. For the nine months ended September 30, 2016, LEH accounted for approximately 19% of our refined petroleum product sales. As of September 30, 2016, LEH represented approximately $2.9 million in accounts receivable. LEH was not a customer during 2015. (See “Note (8) Related Party Transactions” for additional disclosures with respect to related parties.)

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we began exporting low sulfur diesel to Mexico during the second quarter of 2016. Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015

LPG mix	$237,009	0.4%	$617,715	1.1%	$621,313	0.5%	$909,207	0.5%
Naphtha	11,870,484	22.0%	11,218,381	20.4%	28,183,809	22.3%	38,048,064	21.8%
Jet fuel	15,104,900	28.0%	17,782,534	32.4%	41,150,686	32.5%	51,713,507	29.6%
HOBM	14,206,759	26.4%	9,609,536	17.5%	25,259,753	20.0%	40,640,975	23.2%
Reduced Crude		0.0%	50,407	0.1%	3,791,919	3.0%	50,407	0.0%
AGO	12,532,141	23.2%	15,645,497	28.5%	27,539,236	21.7%	43,468,132	24.9%

	$53,951,293	100.0%	$54,924,070	100.0%	$126,546,716	100.0%	$174,830,292	100.0%

(14)	Leases

Our company headquarters is located in downtown Houston, Texas. We lease 13,878 square feet of office space, 7,389 square feet of which is used and paid for by LEH. The office lease has a 10-year term that expires in September 2017. The lease included a free rent period, has escalating rent payment provisions, and requires payment of a portion of operating expenses. Rent expense is recognized on a straight-line basis. For the three months ended September 30, 2016 and 2015, rent expense totaled $33,251 and $29,857, respectively. For the nine months ended September 30, 2016 and 2015, rent expense totaled $92,966 and $112,746, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

(15)	Income Taxes

Income Tax Benefit (Expense). Income tax benefit (expense) for the periods indicated consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Current:
Federal	$-	$(37,620)	$-	$(122,863)
State	-	(36,102)	-	(148,656)
Deferred:
Federal	1,034,798	(614,681)	3,735,040	(2,507,231)

	$1,034,798	$(688,403)	$3,735,040	$(2,778,750)

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

NOL Carryforwards. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). For income tax purposes, we experienced ownership changes in 2005, in connection with a series of private placements, and in 2012, as a result of a reverse acquisition, that limit the use of pre-change NOL carryforwards to offset future taxable income. In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $18.8 million in NOL carryforwards that were generated prior to the ownership change to an annual use limitation of $638,196 per year. Unused portions of the annual use limitation amount may be used in subsequent years. As a result of the annual use limitation, approximately $6.7 million in NOL carryforwards that were generated prior to the 2012 ownership change will expire unused. NOL carryforwards that were generated after the 2012 ownership change are not subject to an annual use limitation under IRC Section 382 and may be used for a period of 20 years in addition to available amounts of NOL carryforwards generated prior to the ownership change.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused as a result of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total

Balance at December 31, 2014	$10,766,912	$12,145,789	$22,912,701

Net operating loss carryforwards utilized	(1,152,463)	(2,528,848)	(3,681,311)
			-
Balance at December 31, 2015	9,614,449	9,616,941	19,231,390

Net operating losses	-	5,871,350	5,871,350

Balance at March 31, 2016	9,614,449	15,488,291	25,102,740

Net operating losses	-	4,230,763	4,230,763

Balance at June 30, 2016	9,614,449	19,719,054	29,333,503

Net operating losses	-	2,487,642	2,487,642

Balance at September 30, 2016	$9,614,449	$22,206,696	$31,821,145

Deferred Tax Assets and Liabilities. As of September 30, 2016 and December 31, 2015, approximately $7.3 million and $3.6 million, respectively, of net deferred tax assets remained available for future use. Significant components of deferred tax assets and liabilities as of the dates indicated were as follow:

	September 30,	December 31,
	2016	2015

Deferred tax assets:
Net operating loss and capital loss carryforwards	$13,089,512	$8,815,794
Start-up costs (Nixon Facility)	1,407,697	1,510,699
Asset retirement obligations liability/deferred revenue	714,961	717,723
Unrealized hedges	451,141	62,356
AMT credit and other	257,323	302,086
Total deferred tax assets	15,920,634	11,408,658

Deferred tax liabilities:
Fair market value adjustments	(46,116)	(46,116)
Unrealized hedges	-	-
Basis differences in property and equipment	(6,261,919)	(5,484,983)
Total deferred tax liabilities	(6,308,035)	(5,531,099)

	9,612,599	5,877,559

Valuation allowance	(2,270,322)	(2,270,322)

Deferred tax assets, net	$7,342,277	$3,607,237

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of September 30, 2016 and December 31, 2015, management determined that sufficient positive evidence existed to conclude that it was more likely than not that net deferred tax assets of approximately $7.3 million and $3.6 million, respectively, were realizable, and as a result, reflected a valuation allowance of $2.3 million at each date.

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

As part of this guidance, we record income tax related interest and penalties, if applicable, as a component of the provision for income tax benefit (expense). However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015. Our federal income tax returns are subject to examination by the Internal Revenue Service for tax years ending December 31, 2012, or after and by the state of Texas for tax years ending December 31, 2011, or after. We believe there are no uncertain tax positions for both federal and state income taxes.

(16)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$(1,938,551)	$1,264,233	$(7,250,371)	$5,103,476

Basic and diluted income per share	$(0.19)	$0.12	$(0.69)	$0.49

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,464,715	10,453,802	10,460,849	10,451,168

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three and nine months ended September 30, 2016 and 2015 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

Level 1	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

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

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of September 30, 2016 and December 31, 2015 due to their short-term maturities. The fair value of our long-term debt, net including the current portion as of September 30, 2016 and December 31, 2015 was $39,758,263 and $37,172,668, respectively. The fair value of our debt was determined using a Level 3 hierarchy.

The following table represents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and the basis for the measurement:

		Fair Value Measurement at September 30, 2016 Using
Financial assets (liabilities):	Carrying Value at September 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$(1,326,890)	$(1,326,890)	$-	$-

		Fair Value Measurement at December 31, 215 Using
Financial assets (liabilities):	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$(183,400)	$(183,400)	$-	$-

Carrying amounts of commodity contracts are reflected as other current assets or other current liabilities in our consolidated balance sheets.

(18)	Inventory Risk Management

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

As of September 30, 2016, we had the following obligations based on futures contracts of refined petroleum products and crude oil and condensate that were entered into as economic hedges. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in bbls):

	Notional Contract Volumes by Year of Maturity
Inventory positions (futures):	2016	2017	2018

Refined petroleum products and crude oil -
net short positions	290,000	-	-

The following table provides the location and fair value amounts of derivative instruments that are reported in our consolidated balance sheets as of September 30, 2016 and December 31, 2015:

		Fair Value
Asset Derivatives	Balance Sheets Location	September 30, 2016	December 31, 2015

	Prepaid expenses and other current
	assets (accrued expenses and other
Commodity contracts	current liabilities)	$(1,326,890)	$(183,400)

The following table provides the effect of derivative instruments in our consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

		Gain (Loss) Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	Statements of Operations Location	2016	2015	2016	2015

Commodity contracts	Cost of refined products sold	$770,838	$2,205,291	$(2,588,734)	$1,762,582

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

(19)	Commitments and Contingencies

Operating Agreement. (See “Note (8) Related Party Transactions” for additional disclosures related to the Operating Agreement.)

Genesis Agreements. Our relationship with Genesis and its affiliates is currently governed by two agreements, as follows:

Crude Supply Agreement. Under the Crude Supply Agreement, GEL supplies crude oil and condensate to the Nixon Facility. GEL supplies crude oil and condensate to us at cost plus freight expense and any costs associated with hedging. All crude oil and condensate supplied to us pursuant to the Crude Supply Agreement is paid for pursuant to the terms of the Joint Marketing Agreement as described within this section. In addition, GEL has a first right of refusal to use three petroleum storage tanks at the Nixon Facility during the term of the Crude Supply Agreement. Subject to certain termination rights, the Crude Supply Agreement had an initial term of three years expiring in August 2014. In accordance with the terms of the October 2013 Letter Agreement, we agreed not to terminate the Crude Supply Agreement and GEL agreed to automatically renew the Crude Supply Agreement at the end of the initial term for successive one year periods until August 2019, unless sooner terminated by GEL with 180 days’ prior written notice; and

Joint Marketing Agreement. Under the Joint Marketing Agreement, we, together with GEL, jointly market and sell certain output produced at the Nixon Facility and share the associated Gross Profits (as defined below) from such sales. Payments for the sale of certain output produced at the Nixon Facility are made directly to GEL as collection agent, and associated customers must satisfy GEL’s customer credit approval process. The Joint Marketing Agreement also provides for the sharing of “Gross Profits” (defined as the total revenue from the sale of certain output from the Nixon Facility minus the cost of crude oil and condensate pursuant to the Crude Supply Agreement). Key provisions of the Joint Marketing Agreement are as follows:

  –
We are entitled to receive weekly payments to cover direct expenses in operating the Nixon Facility (the “Operations Payments”) in an amount not to exceed $750,000 per month. In addition, we are entitled to receive reimbursement for accounting fees, if incurred, not to exceed $50,000 per month. We assigned our rights to the Operations Payments and reimbursement of accounting fees under the Joint Marketing Agreement to LEH pursuant to the Operating Agreement. If Gross Profits are insufficient to cover Operations Payments, then GEL may: (i) reduce Operations Payments by an amount representing the difference between the Operations Payments and the Gross Profits for such monthly period, or (ii) provide the Operations Payments with such Operations Payments being considered deficit amounts owing to GEL. If Gross Profits are negative, then we are not entitled to receive Operations Payments and GEL may recoup any losses sustained by a special allocation of 80% of Gross Profits until such losses are covered in full, after which the prevailing Gross Profits allocation shall be reinstated; and

  –
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

The Joint Marketing Agreement contains negative covenants that restrict our actions under certain circumstances. The Joint Marketing Agreement had an initial term of three years expiring in August 2014. In accordance with the terms of the October 2013 Letter Agreement, we agreed not to terminate the Joint Marketing Agreement and GEL agreed to automatically renew the Joint Marketing Agreement at the end of the initial term for successive one year periods until August 2019, unless sooner terminated by GEL with 180 days’ prior written notice.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

Genesis Contract-Related Dispute. LE currently has a contract-related dispute with GEL related to the Joint Marketing Agreement and Crude Supply Agreement.  (See “Legal Matters” below for a discussion of the current contract-related dispute with Genesis.)

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

Supplemental Pipeline Bonds. In August 2015, we received a letter from the Bureau of Ocean Energy Management (the “BOEM”) requiring additional supplemental bonds or acceptable financial assurance of approximately $4.2 million for existing pipeline rights-of-way. In July 2016, the BOEM issued Notice to Lessees (“NTL”) No. 2016-N01 (Requiring Additional Security), which changes the way that lessees and rights-of-way holders demonstrate financial strength and reliability to plug and abandon wells, as well as decommission and remove platforms and pipelines at the end of production or service activities. The NTL, which changed an earlier supplemental waiver process to a self-insurance model, became effective in September 2016. Pursuant to the NTL, the BOEM requested that lessees submit any relevant information needed for an overall financial review of the lessees account. The BOEM indicated that it would use this information to evaluate a lessees’ ability to carry out its obligations and determine whether, and/or how much self-insurance a lessee can use.

In October 2016, we received a letter from the BOEM summarizing the amount required as additional security on our existing pipeline rights-of-way. The letter, which is a courtesy and does not constitute a formal order by the BOEM, requested that we provide additional supplemental pipeline bonds or acceptable financial reassurance of approximately $4.6 million. As of September 30, 2016 and December 31, 2015, we maintained approximately $0.9 million in credit and cash-backed rights-of-way bonds issued to the BOEM. Of the 5 rights-of-ways reflected in the BOEM’s October 2016 letter, one right-of-way was abandoned-in-place in May 1997. We requested permits from the Bureau of Safety and Environmental Enforcement (the “BSEE”) to decommission and abandon-in-place 3 of the rights-of-way in April 2016, one of which also requires approval from the U.S. Army Corps of Engineers. There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way. If we are required by the BOEM to provide significant additional supplemental bonds or acceptable financial assurance, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

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

Legal Matters.

Genesis Contract-Related Dispute. As described above under “Genesis Agreements,” we are party to a variety of contracts and agreements with Genesis and its affiliates, including GEL that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Notes to Consolidated Financial Statements (Continued)

In a matter separate from the above referenced Petition, LE filed a demand for arbitration in June 2016, pursuant to the terms of a Dispute Resolution Agreement between the parties (the “Arbitration”). The Arbitration alleges that GEL breached the Crude Supply Agreement related to:

(i)
failure to provide crude oil and condensate at cost as defined in the Crude Supply Agreement, and
(ii)
significant under delivery of crude oil and condensate, resulting in significant refinery downtime and a significant decrease in refinery throughput, refinery production, and refined petroleum product sales for the nine months ended September 30, 2016.

With regard to the Petition, a trial date has been set for December 5, 2016, although the parties may elect arbitration prior to that date. With respect to the Arbitration, an initial hearing was held on November 9, 2016 at which the parties presented evidence supporting their position. The next hearing date related to Arbitration is November 16, 2016.

We do not expect the temporary injunction issued by the court related to the Litigation to have a material effect on our results of operations or financial condition. However, although GEL resumed normal delivery of crude oil and condensate to the Nixon Facility in July 2016, the adverse change in our relationship with Genesis has had a material adverse effect on our operations, liquidity, and financial condition.  In addition, the contract-related dispute has disrupted our normal business operations and diverted management’s focus away from operations. We are unable to predict the outcome of the current proceedings with Genesis and GEL or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded an asset or a liability on our consolidated balance sheet as of September 30, 2016.

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

Financial Covenant Defaults. As of September 30, 2016, LE and LRM were in violation of certain financial covenants related to the First Term Loan Due 2034, Second Term Loan Due 2034, and Term Loan Due 2017. As a result of these covenant defaults, Sovereign could declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available.

By letter dated November 10, 2016, Sovereign waived the financial covenant defaults as of the quarter ended September 30, 2016. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report, references to “Blue Dolphin,” “we,” “us” and “our” are to Blue Dolphin Energy Company and its subsidiaries, unless otherwise indicated or the context otherwise requires. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the risk factors, financial statements, and related notes included thereto in our Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016 and our Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”).

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
●
An unfavorable outcome of litigation and contract-related disputes, which could have a material adverse effect on us.
●
Our dependence on LEH for financing and management of our properties.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
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

Overview

Blue Dolphin is primarily an independent refiner and marketer of petroleum products. Our primary asset is a 15,000 bpd crude oil and condensate processing facility that is located in Nixon, Texas (the “Nixon Facility”). As part of our refinery business segment, we conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility. We also own and operate pipeline assets. Information on or accessible through our website (http://www.blue-dolphin-energy.com) is not incorporated by reference in or otherwise made a part of this Quarterly Report.

Refinery Operations

The Nixon Facility is situated on approximately 56 acres in Nixon, Wilson County, Texas. The Nixon Facility consists of a distillation unit, naphtha stabilizer unit, depropanizer unit, and related loading and unloading facilities and utilities. As of September 30, 2016, the site contained approximately 842,000 bbls of crude oil, condensate, and refined petroleum product storage capacity. We are currently constructing an additional 256,000 bbls of petroleum storage capacity at the Nixon Facility. When construction is complete, total crude oil, condensate, and refined petroleum product storage capacity at the Nixon Facility will exceed 1,000,000 bbls.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
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

Pipeline Transportation

Our pipeline transportation operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore in the vicinity of our pipelines, as well as leasehold interests in oil and natural gas properties, in the Gulf of Mexico. Our pipeline transportation operations represented less than 1% of total revenue for the three and nine months ended September 30, 2016 and 2015.

Structure and Management

We were formed as a Delaware corporation in 1986. We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”), which owns approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). LEH manages and operates all of our properties pursuant to an Operating Agreement (the “Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer and President of Blue Dolphin, as well as a majority owner of LEH. (See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Related Party Transactions,” “Note (9) Long-Term Debt, Net,” and “Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Operating Agreement, and Jonathan Carroll.)

Our operations are conducted through the following active subsidiaries:

●
Lazarus Energy, LLC, a Delaware limited liability company (“LE”).

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”).

●
Blue Dolphin Pipe Line Company, a Delaware corporation.

●
Blue Dolphin Petroleum Company, a Delaware corporation.

●
Blue Dolphin Services Co., a Texas corporation.

(See "Part I, Item 2. Properties” of the Annual Report for additional information regarding our operating subsidiaries.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Risks

Execution of our business strategy depends on several factors, including adequate crude oil and condensate sourcing, levels of accounts receivable, refined petroleum product inventories, accounts payable, capital expenditures, and adequate access to credit on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive, and other factors that are beyond our control.  There can be no assurance that our business and operational strategy will achieve anticipated outcomes.  Our operations, liquidity, and financial condition may be materially adversely affected if: (i) our strategy is not successful, (ii) our working capital requirements are not funded through Operations Payments by GEL TEX Marketing, LLC (“GEL”) under a Joint Marketing Agreement (the “Joint Marketing Agreement”), our profit share under the Joint Marketing Agreement, or certain advances from LEH, or (iii) we have future covenant violations under our loan agreements that are not waived.

For the three months ended September 30, 2016, we had a net loss of $1,938,551 compared to net income of $1,264,233 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we had a net loss of $7,250,371 compared to net income of $5,103,476 for the nine months ended September 30, 2015.

As of September 30, 2016, we had cash and cash equivalents and restricted cash (current portion) of $1,677,485 and $4,160,999, respectively. As of September 30, 2016, we had current assets of $22,404,232 and current liabilities (including the current portion of long-term debt) of $59,754,725, reflecting a working capital deficit of $37,350,493. Excluding the current portion of long-term debt, we had a working capital deficit of $5,229,711 as of September 30, 2016. Non-payment of Operations Payments to us by GEL under the Joint Marketing Agreement resulting from a contract-related dispute between the parties contributed to the working capital deficit as of September 30, 2016. (See “Part I. Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements and Legal Matters,” as well as “Part II. Other Information, Item 1A. Risk Factors” for a discussion related to Operations Payments, the Joint Marketing Agreement, and the contract-related dispute with Genesis.)

As of December 31, 2015, we had cash and cash equivalents and restricted cash (current portion) of $1,853,875 and $3,175,299, respectively. As of December 31, 2015, we had current assets of $19,629,841 and current liabilities (including the current portion of long-term debt) of $20,228,648, reflecting a working capital deficit of $598,807.

In addition to the Joint Marketing Agreement, we are party to a variety of contracts and agreements with Genesis and its affiliates that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. Certain of these agreements with Genesis and its affiliates have successive one-year renewals until August 2019 unless sooner terminated by Genesis or its affiliates with 180 days’ prior written notice.   An adverse change in our relationship with Genesis could have a material adverse effect on our operations, liquidity, and financial condition. We are currently involved in a dispute with Genesis over certain contractual matters. (See “Part I. Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” and “Legal Matters,” as well as “Part II. Other Information, Item 1A. Risk Factors” for a summary of the Joint Marketing Agreement and Crude Supply Agreement and information regarding the current contract-related dispute with Genesis.)

As of September 30, 2016, we were in violation of certain financial covenants in secured loan agreements with Sovereign Bank (“Sovereign”). As a result of these covenant defaults, Sovereign could declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available.  Sovereign waived the financial covenant defaults as of the quarter ended September 30, 2016. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Part I. Financial Information, Item 1. Financial Statements – Note (9) Long-Term Debt, Net and Note (20) Subsequent Events” for additional disclosures related to our long-term debt and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
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

LEH also manages and operates all of our properties pursuant to the Operating Agreement. For services rendered, LEH receives reimbursements and fees. (See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Related Party Transactions” for additional disclosures related to LEH and the Operating Agreement.)

Relationship with Genesis

We are party to a variety of contracts and agreements with Genesis and its affiliates that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for a summary of these agreements.) We currently have a contract-related dispute with GEL related to these agreements. In connection with this dispute, GEL significantly under delivered crude oil and condensate to the Nixon Facility under the Crude Supply Agreement during the second quarter of 2016. This resulted in significant refinery downtime and a significant decrease in refinery throughput, refinery production, and refined petroleum product sales for the nine months ended September 30, 2016. Although GEL resumed normal delivery of crude oil and condensate to the Nixon Facility in July 2016, the adverse change in our relationship with Genesis has had a material adverse effect on our operations, liquidity, and financial condition.  In addition, the contract-related dispute has disrupted our normal business operations and diverted management’s focus away from operations. (See “Part I. Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters” and “Part II. Other Information, Item 1A. Risk Factors” for a discussion of the current contract-related dispute with Genesis.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
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
●
non-GAAP financial results; and
●
Refinery Operations business segment results.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
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

Refinery Operations EBITDA. Reflects EBITDA for our refinery operations business segment.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results
Three Months Ended September 30, 2016 (the “Current Three Months”) Compared to Three Months Ended September 30, 2015 (the “Prior Three Months”).

Total Revenue from Operations. For the Current Three Months we had total revenue from operations of $54,688,306 compared to total revenue from operations of $55,256,887 for the Prior Three Months. The slight increase in sales volume between the periods was offset by a decrease in commodity prices. The majority of revenue in the Current Three Months came from refined petroleum product sales, which generated revenue of $53,951,293, or approximately 99% of total revenue from operations, compared to $54,924,070, or more than 99% of total revenue from operations, in the Prior Three Months. We recognized $717,487 in tank rental revenue in the Current Three Months compared to $286,892 in the Prior Three Months. The significant increase in tank rental revenue between the Current Three Months and Prior Three Months related to the addition of a new tank rental lease agreement.

Cost of Refined Products Sold. Cost of refined products sold was $51,689,474 for the Current Three Months compared to $48,415,627 for the Prior Three Months. The approximate 7% increase in cost of refined products sold was primarily the result of an increase in sales volume.

Refinery Operating Expenses. We recorded refinery operating expenses of $3,153,646 in the Current Three Months compared to $2,953,528 in the Prior Three Months, an increase of approximately 7%. Refinery operating expenses per bbl of throughput were $2.77 in the Current Three Months compared to $2.66 in the Prior Three Months. The $0.11 increase in refinery operating expenses per bbl of throughput between the periods was a result of an increase in off-site tank leasing expense in the Current Three Months. (See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Related Party Transactions” for additional disclosures related to components of refinery operating expenses.)

JMA Profit Share. Under the Joint Marketing Agreement with GEL, Gross Profits are shared between the parties. If Gross Profits are positive, then the JMA Profit Share will reflect an expense to us. If Gross Profits are negative, then the JMA Profit Share will reflect a credit to us. For the Current Three Months, the JMA Profit Share was $965,627 compared to $1,435,376 for the Prior Three Months.  The significant reduction in JMA Profit Share between the periods was a result of the significant decrease in Gross Profits related to lower commodity prices. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for further discussion related to the Joint Marketing Agreement, JMA Profit Share, and Gross Profits.)
General and Administrative Expenses. We incurred general and administrative expenses of $891,210 in the Current Three Months compared to $312,365 in the Prior Three Months. The significant increase in general and administrative expenses in the Current Three Months compared to the Prior Three Months primarily related to legal fees associated with the Genesis litigation.
Depletion, Depreciation and Amortization. We recorded depletion, depreciation and amortization expenses of $504,719 in the Current Three Months compared to $414,837 in the Prior Three Months. The approximate 22% increase in depletion, depreciation and amortization expenses for the Current Three Months compared to the Prior Three Months primarily related to additional depreciable refinery assets that were placed in service.

Easement, Interest and Other Income. We recorded $157,840 in easement, interest and other income for the Current Three Months compared to $724,349 in the Prior Three Months. Easement, interest and other income in the Prior Three Months included recognition of a one-time gain of $660,000 related to settlement proceeds from a nearly two decades-old case involving Jack J. Grynberg and several defendants in the oil and gas industry, including Blue Dolphin Pipe Line Company (the “Grynberg Matter”).

Income Tax Benefit (Expense). We recognized an income tax benefit of $1,034,798 in the Current Three Months compared to an income tax expense of $688,403 in the Prior Three Months, which primarily related to deferred federal income taxes. The shift from an income tax expense to an income tax benefit between the periods was due to additional NOLs being generated in the Current Three Months, increasing deferred tax assets. (See “Part I, Financial Information, Item 1. Financial Statements – Note (15) Income Taxes” for additional disclosures related to income taxes.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Income (Loss). For the Current Three Months, we reported a net loss of $1,938,551, or a loss of $0.19 per share, compared to net income of $1,264,233, or income of $0.12 per share, for the Prior Three Months. The $0.31 per share decrease in net income between the periods was primarily the result of lower margins on refined petroleum products and higher refinery operating expenses, which was partially offset by an income tax benefit of $1,034,798 for the Current Three Months. Lower margins on refined petroleum products primarily related to a decrease in commodity prices.

Nine Months Ended September 30, 2016 (the “Current Nine Months”) Compared to Nine Months Ended September 30, 2015 (the “Prior Nine Months”).

Total Revenue from Operations. For the Current Nine Months we had total revenue from operations of $128,243,042 compared to total revenue from operations of $175,810,850 for the Prior Nine Months. The approximate 28% decrease in total revenue from operations between the periods was primarily the result of: (i) a decrease in commodity prices in the Current Nine Months compared to the Prior Nine Months and (ii) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement during the second quarter of 2016, which contributed to a decrease in sales volume. The majority of our revenue in the Current Nine Months came from refined petroleum product sales, which generated revenue of $126,546,716, or more than 99% of total revenue from operations, compared to $174,830,292, or more than 99% of total revenue from operations, in the Prior Nine Months. We recognized $1,624,461 in tank rental revenue in the Current Nine Months compared to $860,676 in the Prior Nine Months. The significant increase in tank rental revenue between the Current Nine Months and Prior Nine Months related to the addition of a new tank rental lease agreement.

Cost of Refined Products Sold. Cost of refined products sold was $125,316,249 for the Current Nine Months compared to $151,604,774 for the Prior Nine Months. The approximate 17% decrease in cost of refined products sold was the result of decreases in commodity prices and sales volume in the Current Nine Months compared to the Prior Nine Months.

Refinery Operating Expenses. We recorded refinery operating expenses of $9,468,409 in the Current Nine Months compared to $8,420,650 in the Prior Nine Months, an increase of approximately 12%. Refinery operating expenses per bbl of throughput were $3.12 in the Current Nine Months compared to $2.73 in the Prior Nine Months. The $0.39 increase in refinery operating expenses per bbl of throughput between the periods was primarily the result of an increase in off-site tank leasing expense in the Current Nine Months. (See “Part I, Financial Information, Item 1. Financial Statements – Note (8) Related Party Transactions” for additional disclosures related to components of refinery operating expenses.)

JMA Profit Share. Under the Joint Marketing Agreement, Gross Profits are shared between the parties. If Gross Profits are positive, then the JMA Profit Share will reflect an expense to us. If Gross Profits are negative, then the JMA Profit Share will reflect a credit to us. For the Current Nine Months, the JMA Profit Share was $392,062 compared to $4,812,674 for the Prior Nine Months.  The significant reduction in JMA Profit Share between the periods was a result of the significant decrease in Gross Profits driven by lower commodity prices between the periods. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for further discussion related to the Joint Marketing Agreement, JMA Profit Share, and Gross Profits.)
General and Administrative Expenses. We incurred general and administrative expenses of $1,503,533 in the Current Nine Months compared to $1,058,267 in the Prior Nine Months. The significant increase in general and administrative expenses in the Current Nine Months compared to the Prior Nine Months primarily related to an increase in legal fees associated with the Genesis litigation.
Depletion, Depreciation and Amortization. We recorded depletion, depreciation and amortization expenses of $1,415,519 in the Current Nine Months compared to $1,217,005 in the Prior Nine Months. The approximate 16% increase in depletion, depreciation and amortization expenses for the Current Nine Months compared to the Prior Nine Months primarily related to additional depreciable refinery assets that were placed in service.

Easement, Interest and Other Income. We recorded $415,700 in easement, interest and other income for the Current Nine Months compared to $856,816 in the Prior Nine Months. Easement, interest and other income in the Prior Nine Months included recognition of a one-time gain of $660,000 related to the Grynberg Matter.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Tax Benefit (Expense). We recognized an income tax benefit of $3,735,040 in the Current Nine Months compared to an income tax expense of $2,778,750 in the Prior Nine Months, which primarily related to deferred federal income taxes. The shift from an income tax expense to an income tax benefit between the periods was due to additional NOLs being generated in the Current Nine Months, increasing deferred tax assets. (See “Part I, Financial Information, Item 1. Financial Statements – Note (15) Income Taxes” for additional disclosures related to income taxes.)

Net Income (Loss). For the Current Nine Months, we reported a net loss of $7,250,371, or a loss of $0.69 per share, compared to net income of $5,103,476, or income of $0.49 per share, for the Prior Nine Months. The $1.18 per share decrease in net income between the periods was the result of lower margins on refined petroleum products and higher refinery operating expenses, which was partially offset by an income tax benefit of $3,735,040 for the Current Nine Months. Lower margins on refined petroleum products primarily related to significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement during the second quarter of 2016 and a decrease in commodity prices.

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
Adjusted EBITDA and EBITDA, Reconciliation to GAAP.

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$54,668,780	$19,526	$-	$54,688,306	$55,210,962	$45,925	$-	$55,256,887
Less: cost of operations(1)	(55,495,575)	(129,160)	(238,755)	(55,863,490)	(51,444,705)	(114,675)	(236,816)	(51,796,196)
Other non-interest income(2)	-	156,396	-	156,396	-	62,500	660,000	722,500
Adjusted EBITDA	(826,795)	46,762	(238,755)	(1,018,788)	3,766,257	(6,250)	423,184	4,183,191
Less: JMA Profit Share(3)	(965,627)	-	-	(965,627)	(1,435,376)	-	-	(1,435,376)
EBITDA	$(1,792,422)	$46,762	$(238,755)	$(1,984,415)	$2,330,881	$(6,250)	$423,184	$2,747,815

Depletion, depreciation and
amortization				(504,719)				(414,837)
Interest expense, net				(484,215)				(380,342)

Income before income taxes				(2,973,349)				1,952,636

Income tax benefit (expense)				1,034,798				(688,403)

Net income				$(1,938,551)				$1,264,233

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$128,171,177	$71,865	$-	$128,243,042	$175,690,968	$119,882	$-	$175,810,850
Less: cost of operations(1)	(135,452,537)	(383,124)	(695,786)	(136,531,447)	(160,208,576)	(296,291)	(928,331)	(161,433,198)
Other non-interest income(2)	-	412,061	-	412,061	-	187,500	660,000	847,500
Adjusted EBITDA	(7,281,360)	100,802	(695,786)	(7,876,344)	15,482,392	11,091	(268,331)	15,225,152
Less: JMA Profit Share(3)	(392,062)	-	-	(392,062)	(4,812,674)	-	-	(4,812,674)
EBITDA	$(7,673,422)	$100,802	$(695,786)	$(8,268,406)	$10,669,718	$11,091	$(268,331)	$10,412,478

Depletion, depreciation and
amortization				(1,415,519)				(1,217,005)
Interest expense, net				(1,301,486)				(1,313,247)

Income before income taxes				(10,985,411)				7,882,226

Income tax benefit (expense)				3,735,040				(2,778,750)

Net income				$(7,250,371)				$5,103,476

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

Adjusted EBITDA and EBITDA, Current Three Months Compared to Prior Three Months.

For the Current Three Months, refinery operations adjusted EBITDA, total adjusted EBITDA, refinery operations EBITDA, and total EBITDA decreased significantly compared to the Prior Three Months. The significant decreases were primarily the result of lower margins from refined petroleum products in the Current Three Months, relating to a decrease in commodity prices. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters,” as well as “Part II. Other Information, Item 1A. Risk Factors” for a discussion of the current contract-related dispute with Genesis.)

Refinery Operations Adjusted EBITDA. Refinery operations adjusted EBITDA for the Current Three Months was a loss of $826,795 compared to income of $3,766,257 for the Prior Three Months. This represented a decrease in refinery operations adjusted EBITDA of $4,593,052 for the Current Three Months compared to the Prior Three Months.

Total Adjusted EBITDA. Total adjusted EBITDA for the Current Three Months was a loss of $1,018,788 compared to income of $4,183,191 for the Prior Three Months. This represented a decrease in total adjusted EBITDA of $5,201,979 for the Current Three Months compared to the Prior Three Months.

Refinery Operations EBITDA. Refinery operations EBITDA for the Current Three Months was a loss of $1,792,422 compared to income of $2,330,881 for the Prior Three Months. This represented a decrease in refinery operations EBITDA of $4,123,303 for the Current Three Months compared to the Prior Three Months.

Total EBITDA. Total EBITDA for the Current Three Months was a loss of $1,984,415 compared to an income of $2,747,815 for the Prior Three Months. This represented a decrease in total EBITDA of $4,732,230 for the Current Three Months compared to the Prior Three Months.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Adjusted EBITDA and EBITDA, Current Nine Months Compared to Prior Nine Months.

For the Current Nine Months, refinery operations adjusted EBITDA, total adjusted EBITDA, refinery operations EBITDA, and total EBITDA decreased significantly compared to the Prior Nine Months. The significant decreases were primarily the result of lower margins from refined petroleum products and higher refinery operating expenses in the Current Nine Months, relating to: (i) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement during the second quarter of 2016 and (ii) a decrease in commodity prices. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters,” as well as “Part II, Other Information, Item 1A. Risk Factors” for a discussion of the current contract-related dispute with Genesis.)

Refinery Operations Adjusted EBITDA. Refinery operations adjusted EBITDA for the Current Nine Months was a loss of $7,281,360 compared to income of $15,482,392 for the Prior Nine Months. This represented a decrease in refinery operations adjusted EBITDA of $22,763,752 for the Current Nine Months compared to the Prior Nine Months.

Total Adjusted EBITDA. Total adjusted EBITDA for the Current Nine Months was a loss of $7,876,344 compared to income of $15,225,152 for the Prior Nine Months. This represented a decrease in total adjusted EBITDA of $23,101,496 for the Current Nine Months compared to the Prior Nine Months.

Refinery Operations EBITDA. Refinery operations EBITDA for the Current Nine Months was a loss of $7,673,422 compared to income of $10,669,718 for the Prior Nine Months. This represented a decrease in refinery operations EBITDA of $18,343,140 for the Current Nine Months compared to the Prior Nine Months.

Total EBITDA. Total EBITDA for the Current Nine Months was a loss of $8,268,406 compared to an income of $10,412,478 for the Prior Nine Months. This represented a decrease in total EBITDA of $18,680,884 for the Current Nine Months compared to the Prior Nine Months.

Refinery Operating Income (Loss), Reconciliation to GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total refined petroleum product sales	$53,951,293	$54,924,070	$126,546,716	$174,830,292
Less: Cost of refined petroleum products sold	(51,689,474)	(48,415,627)	(125,316,249)	(151,604,774)
Less: Refinery operating expenses	(3,153,646)	(2,953,528)	(9,468,409)	(8,420,650)
Refinery operating income before JMA Profit Share	(891,827)	3,554,915	(8,237,942)	14,804,868
Less: JMA Profit Share	(965,627)	(1,435,376)	(392,062)	(4,812,674)

Refinery operating income (loss)	$(1,857,454)	$2,119,539	$(8,630,004)	$9,992,194

Total refined petroleum product sales (bbls)	1,125,433	1,035,275	2,919,909	2,958,865

Refinery Operating Income (Loss), Current Three Months Compared to Prior Three Months and Current Nine Months Compared to Prior Nine Months.

For the Current Three Months, refinery operating loss totaled $1,857,454 compared to refinery operating income of $2,119,539 for the Prior Three Months, representing a decrease of $3,976,993. Refinery operating income for the Current Three Months declined compared to the Prior Three Months as a result of lower margins on refined petroleum products.

For the Current Nine Months, refinery operating loss totaled $8,630,004 compared to refinery operating income of $9,992,194 for the Prior Nine Months, representing a decrease of $18,622,198. Refinery operating income (loss) for the Current Nine Months decreased significantly compared to the prior period primarily as a result of lower margins from refined petroleum products and higher refinery operating expenses, which related to several factors including: (i) significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement during the second quarter of 2016 and (ii) a decrease in commodity prices. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters,” as well as “Part II. Other Information, Item 1A. Risk Factors” for a discussion of the current contract-related dispute with Genesis.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Operations Business Segment Results

During the Current Nine Months, GEL significantly under delivered crude oil and condensate to the Nixon Facility under the Crude Supply Agreement. This resulted in significant refinery downtime and a significant decrease in refinery throughput and refinery production in the Current Nine Months. Although GEL resumed normal delivery of crude oil and condensate to the Nixon Facility in July 2016, the adverse change in our relationship with Genesis has had a material adverse effect on our operations, liquidity, and financial condition. In addition, the contract-related dispute has disrupted our normal business operations and diverted management’s focus away from operations. (See “Part I. Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters,” as well as Part II. Other Information, Item 1A. Risk Factors” for a discussion of the current contract-related dispute with Genesis.)

Refinery Throughput and Production Data.

Following are refinery operational metrics for the Nixon Facility:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Calendar Days	92	92	274	273
Refinery downtime	(1)	(5)	(30)	(16)
Operating Days	91	87	244	257

Total refinery throughput (bbls)	1,139,458	1,109,411	3,034,256	3,086,749
Operating days:
bpd	12,522	12,752	12,435	12,011
Capacity utilization rate	83.5%	85.0%	82.9%	80.1%
Calendar days:
bpd	12,385	12,059	11,074	11,307
Capacity utilization rate	82.6%	80.4%	73.8%	75.4%

Total refinery production (bbls)	1,106,415	1,084,246	2,948,281	3,024,579
Operating days:
bpd	12,158	12,463	12,083	11,769
Capacity utilization rate	81.1%	83.1%	80.6%	78.5%
Calendar days:
bpd	12,026	11,785	10,760	11,079
Capacity utilization rate	80.2%	78.6%	71.7%	73.9%

Note:	The difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents refinery fuel use and loss.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Current Three Months Compared to Prior Three Months.

Refinery Downtime. The Nixon Facility operated for a total of 91 days in the Current Three Months, reflecting a single day of refinery downtime. Comparatively, the Nixon Facility operated for a total of 87 days in the Prior Three Months, reflecting 5 days of refinery downtime. During the Current Three Months, the single day of refinery downtime related to maintenance. Refinery downtime in the Prior Three Months related to unscheduled maintenance and a maintenance turnaround. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters,” as well as “Part II. Other Information, Item 1A. Risk Factors” for a discussion of the current contract-related dispute with Genesis.)

Total Refinery Throughput. On an operating day basis, the Nixon Facility processed 12,522 bpd of crude oil and condensate for the Current Three Months compared to 12,752 bpd of crude oil and condensate for the Prior Three Months, which represented a slight decrease of 230 bpd.

Total Refinery Production. On an operating day basis, the Nixon Facility produced 12,158 bpd of refined petroleum products for the Current Three Months compared to 12,463 bpd of refined petroleum products for the Prior Three Months, which represented a slight decrease of 305 bpd.

Capacity Utilization Rate. On an operating day basis, the capacity utilization rate for: (i) refinery throughput for the Current Three Months was 83.5% compared to 85.0% for the Prior Three Months, reflecting a less than 2% decrease and (ii) refinery production for the Current Three Months was 81.1% compared to 83.1% for the Prior Three Months, reflecting an approximate 2% decrease. Capacity utilization rate between the periods decreased as a result of lower total refinery throughput and total refinery production on a barrel per day basis.

Current Nine Months Compared to Prior Nine Months.

Refinery Downtime. The Nixon Facility operated for a total of 244 days in the Current Nine Months, reflecting 30 days of refinery downtime. Comparatively, the Nixon Facility operated for a total of 257 days in the Prior Nine Months, reflecting 16 days of refinery downtime. The significant decrease in operating days between the periods was primarily the result of significant under delivery of crude oil and condensate by GEL under the Crude Supply Agreement during the second quarter of 2016. Refinery downtime in the Prior Nine Months related to unscheduled maintenance and a maintenance turnaround. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters,” as well as “Part II. Other Information, Item 1A. Risk Factors” for a discussion of the current contract-related dispute with Genesis.)

Total Refinery Throughput. On an operating day basis, the Nixon Facility processed 12,435 bpd of crude oil and condensate for the Current Nine Months compared to 12,011 bpd of crude oil and condensate for the Prior Nine Months, which represented an increase of 424 bpd.

Total Refinery Production. On an operating day basis, the Nixon Facility produced 12,083 bpd of refined petroleum products for the Current Nine Months compared to 11,769 bpd of refined petroleum products for the Prior Nine Months, which represented a slight increase of 314 bpd.

Capacity Utilization Rate. On an operating day basis, the capacity utilization rate for: (i) refinery throughput for the Current Nine Months was 82.9% compared to 80.1% for the Prior Nine Months, reflecting an approximate 3% increase and (ii) refinery production for the Current Nine Months was 80.6% compared to 78.5% for the Prior Nine Months, reflecting an approximate 3% increase. Capacity utilization rate between the periods increased as a result of higher total refinery throughput and total refinery production on a barrel per day basis.

Refined Petroleum Product Sales Summary.

(See “Part I, Financial Information, Item 1. Financial Statements - Note (13) Concentration of Risk” for a discussion of refined petroleum product sales.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refined Petroleum Product Economic Hedges.

Under our inventory risk management policy, commodity futures contracts are used to mitigate the volatile change in value for certain of our refined petroleum product inventories. For the Current Three Months, our refinery operations business segment recognized a gain of $2,299,678 on settled transactions and a loss of $1,528,840 on the change in value of open contracts from June 30, 2016 to September 30, 2016. For the Prior Three Months, our refinery operations business segment recognized a gain of $2,101,041 on settled transactions and a gain of $104,250 on the change in value of open contracts from June 30, 2015 to September 30, 2015. Although commodity price increases were similar between the periods, larger volumes were hedged in the Current Three Months compared to the Prior Three Months.

For the Current Nine Months, our refinery operations business segment recognized a loss of $1,445,244 on settled transactions and a loss of $1,143,490 on the change in value of open contracts from December 31, 2015 to September 30, 2016. For the Prior Nine Months, our refinery operations business segment recognized a gain of $2,125,332 on settled transactions and a loss of $362,750 on the change in value of open contracts from December 31, 2014 to September 30, 2015. Although commodity price increases were similar between the periods, larger volumes were hedged in the Current Nine Months compared to the Prior Nine Months.

Liquidity and Capital Resources

For the three months ended September 30, 2016, we had a net loss of $1,938,551 compared to net income of $1,264,233 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we had a net loss of $7,250,371 compared to net income of $5,103,476 for the nine months ended September 30, 2015.

As of September 30, 2016, we had cash and cash equivalents and restricted cash (current portion) of $1,677,485 and $4,160,999, respectively. As of September 30, 2016, we had current assets of $22,404,232 and current liabilities (including the current portion of long-term debt) of $59,754,725, reflecting a working capital deficit of $37,350,493. Excluding the current portion of long-term debt, we had a working capital deficit of $5,229,711 as of September 30, 2016. Non-payment of Operations Payments to us by GEL under the Joint Marketing Agreement resulting from a contract-related dispute between the parties contributed to the working capital deficit as of September 30, 2016. (See “Part I. Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements and Legal Matters,” as well as “Part II. Other Information, Item 1A. Risk Factors” for a discussion related to Operations Payments, Joint Marketing Agreement, and the contract-related dispute with Genesis.)

As of December 31, 2015, we had cash and cash equivalents and restricted cash (current portion) of $1,853,875 and $3,175,299, respectively. As of December 31, 2015, we had current assets of $19,629,841 and current liabilities (including the current portion of long-term debt) of $20,228,648, reflecting a working capital deficit of $598,807.

As of September 30, 2016, we were in violation of certain financial covenants in loan agreements with Sovereign. As a result of these covenant defaults, Sovereign could declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available.   Sovereign waived the financial covenant defaults as of the quarter ended September 30, 2016. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Part I, Financial Information, Item 1. Financial Statements – Note (9) Long-Term Debt, Net and Note (20) Subsequent Events” for additional disclosures related to Sovereign, our long-term debt, and financial covenant violations.)

Execution of our business strategy depends on several factors, including adequate crude oil and condensate sourcing, levels of accounts receivable, refined petroleum product inventories, accounts payable, capital expenditures, and adequate access to credit on satisfactory terms. These factors may be impacted by general economic, political, financial, competitive and other factors that are beyond our control.  There can be no assurance that our business and operational strategy will achieve anticipated outcomes.  Our operations, liquidity, and financial condition may be materially adversely affected if: (i) our strategy is not successful, (ii) our working capital requirements are not funded through Operations Payments, our profit share under the Joint Marketing Agreement, or certain advances from LEH, or (iii) we have future covenant violations under our loan agreements that are not waived.

(See “Capital Spending” within the “Liquidity and Capital Resources” section for a discussion of our plans to expand the Nixon Facility.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flow

Our cash flow from operations for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cash flow from operations
Adjusted income (loss) from operations	$(879,483)	$2,231,898	$(8,335,348)	$9,859,360
Change in assets and current liabilities	(5,493,430)	(1,147,370)	3,657,961	(3,900,092)

Total cash flow from operations	(6,372,913)	1,084,528	(4,677,387)	5,959,268

Cash inflows (outflows)
Proceeds from issuance of debt	6,898,931	-	6,898,931	28,000,000
Payments on debt	(469,541)	(403,561)	(1,414,406)	(9,474,720)
Change in restricted cash for investing activities	3,595,042	478,562	11,257,897	(13,021,438)
Capital expenditures	(4,182,747)	(2,355,811)	(11,255,725)	(8,156,298)
Change in restricted cash for financing activities	25,151	206,127	(985,700)	(3,081,686)

Total cash outflows	5,866,836	(2,074,683)	4,500,997	(5,734,142)

Total change in cash flows	$(506,077)	$(990,155)	$(176,390)	$225,126

We experienced negative cash flow from operations of $6,372,913 for the Current Three Months compared to positive cash flow from operations of $1,084,528 for the Prior Three Months, reflecting a $7,457,441 decrease in cash flow from operations between the periods. The decrease was primarily the result of a net loss increase, as well as a decrease in accounts payable. This was slightly offset by a decrease in inventory and a decrease in accounts receivable.

We experienced negative cash flow from operations of $4,677,387 compared to positive cash flow from operations of $5,959,268 for the Prior Nine Months, reflecting a $10,636,655 decrease in cash flow from operations between the periods. The decrease was primarily the result of sustaining net losses for the Current Nine Months compared to net income for the Prior Nine Months. The net loss for the Current Nine Months was primarily the result of lower margins from refined petroleum products and higher refinery operating expenses, which primarily related to a decrease in commodity prices. These negative impacts on cash flow were partially mitigated by a significant increase in accounts payable, accrued expenses, and other liabilities.

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

During the Current Nine Months, we:

●
Completed construction of an additional 444,000 bbls of petroleum storage capacity at the Nixon Facility.
●
Increased HOBM orders from new customers by barge.
●
Increased exports of low sulfur diesel to Mexico via truck.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We are constructing an additional 256,000 bbls of petroleum storage at the Nixon Facility. When expansion of the Nixon Facility is complete, total crude oil, condensate, and refined petroleum product storage capacity will exceed 1,000,000 bbls. Capital expenditures at the Nixon Facility are being funded primarily through borrowings. Amounts held in our disbursement account with Sovereign attributable to construction invoices awaiting payment and to fund construction contingencies are reflected in restricted cash (current portion). Restricted cash (current portion) totaled $4,160,999 and $3,175,299 as of September 30, 2016 and December 31, 2015, respectively. Amounts held in our disbursement account with Sovereign for payment of construction related expenses to build new petroleum storage tanks are reflected in restricted cash, noncurrent. Restricted cash, noncurrent totaled $4,358,581 and $15,616,478 as of September 30, 2016 and December 31, 2015, respectively. (See “Part I, Financial Information, Item 1. Financial Statements – Note (9) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.)

Capital expenditures in the Current Three Months totaled $4,182,747 compared to $2,355,811 in the Prior Three Months, primarily reflecting the completed construction of 122,000 bbls of petroleum storage capacity at the Nixon Facility in the period. Capital expenditures in the Current Nine Months totaled $11,255,725 compared to $8,156,298 in the Prior Nine Months, primarily reflecting the completed construction of 444,000 bbls of petroleum storage capacity at the Nixon Facility in the period.

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

As of September 30, 2016, accounts receivable related to LEH totaled $2,869,805.

Unsettled reimbursements associated with the Operating Agreement and reflected within prepaid expenses and other current assets as of the dates indicated were as follows:

	September 30,	December 31,
	2016	2015

LEH	$-	$624,570

	$-	$624,570

Long-term debt, related party associated with the LEH Loan Agreement, LEH Note, Ingleside Note, and Carroll Note as of the dates indicated was as follows:

	September 30,	December 31,
	2016	2015

LEH	$5,797,172	$-
Ingleside	679,385
Jonathan Carroll	422,374

	6,898,931	-

Less: Long-term debt,
related party,
current portion	(500,000)	-

	$6,398,931	$-

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accrued interest associated with the LEH Loan Agreement as of the dates indicated was as follows:
	September 30,	December 31,
	2016	2015

LEH	$80,000	$-

	80,000	-

Less: Interest payable,
current portion	(80,000)	-

	$-	$-

Accounts payable, related party associated with the Amended and Restated Tank Lease Agreement as of the dates indicated was as follows:

	September 30,	December 31,
	2016	2015

Ingleside	$-	$300,000

	$-	$300,000

Refinery operating expenses associated with the Operating Agreement and Amended and Restated Tank Lease Agreement for the periods indicated were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	Per bbl	Amount	Per bbl	Amount	Per bbl	Amount	Per bbl

LEH	$3,028,646	$2.66	$2,953,528	$2.66	$8,618,409	$2.84	$8,420,650	$2.73
Ingleside	125,000	$0.11	-	$0.00	850,000	$0.28	-	$0.00

	$3,153,646	$2.77	$2,953,528	$2.66	$9,468,409	$3.12	$8,420,650	$2.73

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenue associated with the Product Sales Agreement and Terminal Services Agreement for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Refined petroleum product sales
LEH	$14,536,997	$-	$23,449,071	$-
Other customers	39,414,296	54,924,070	103,097,645	174,830,292
Total refined petroleum product sales	53,951,293	54,924,070	126,546,716	174,830,292
Tank rental revenue
LEH	426,000	-	750,000	-
Other customers	291,487	286,892	874,461	860,676
Total tank rental revenue	717,487	286,892	1,624,461	860,676

Pipeline operations
Other customers	19,526	45,925	71,865	119,882

Total revenue from operations	$54,688,306	$55,256,887	$128,243,042	$175,810,850

Interest expense associated with the LEH Loan Agreement and Guaranty Fee Agreements for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Jonathan Carroll	$172,300	$165,008	$522,931	$165,008
LEH	80,000	-	80,000	-

	$252,300	$165,008	$602,931	$165,008

(See “Part I, Financial Information, Item 1. Financial Statements – Note (5) Prepaid Expenses and Other Current Assets and Note (8) Related Party Transactions” for additional disclosures related to Ingleside, LEH, and Jonathan Carroll.)

Genesis.

We are party to a variety of contracts and agreements with Genesis and its affiliates that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. Certain of these agreements with Genesis and its affiliates have successive one-year renewals until August 2019 unless sooner terminated by Genesis or its affiliates with 180 days’ prior written notice.  An adverse change in our relationship with Genesis could have a material adverse effect on our operations, liquidity and financial condition. We are currently involved in a dispute with Genesis over certain contractual matters. (See “Part I, Financial Information, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” and “Legal Matters,” as well as “Part II. Other Information, Item 1A. Risk Factors” for a summary of the Joint Marketing Agreement and Crude Supply Agreement and information regarding the current contract-related dispute with Genesis.)

Supplemental Pipeline Bonds.

As of September 30, 2016, LE and LRM were in violation of certain financial covenants related to the First Term Loan Due 2034, Second Term Loan Due 2034, and Term Loan Due 2017. As a result of these covenant defaults, Sovereign could declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of the quarter ended September 30, 2016. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Part I, Financial Information, Item 1. Financial Statements - Note (1) Organization - Operating Risks, Note (9) Long-Term Debt, Net, and Note (20) Subsequent Events” for additional disclosures related to long-term debt financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Indebtedness

The principal balances outstanding on our long-term debt, net for the periods indicated were as follow:

	September 30,	December 31,
	2016	2015

First Term Loan Due 2034	$24,111,986	$24,643,081
Second Term Loan Due 2034	9,797,549	10,000,000
Notre Dame Debt	1,300,000	1,300,000
Term Loan Due 2017	369,987	924,969
Capital Leases	178,741	304,618
	35,758,263	37,172,668

Less: Unamoritized debt issue costs	(2,295,118)	(2,391,482)

	$33,463,145	$34,781,186

As of September 30, 2016, LE and LRM were in violation of certain financial covenants related to the First Term Loan Due 2034, Second Term Loan Due 2034, and Term Loan Due 2017. As a result of these covenant defaults, Sovereign could declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of the quarter ended September 30, 2016. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Part I, Financial Information, Item 1. Financial Statements – Note (1) Organization – Operating Risks, Note (9) Long-Term Debt, Net, and Note (20) Subsequent Events” for additional disclosures related to long-term debt financial covenant violations.)

See “Contractual Obligations – Related Party” within the Liquidity and Capital Resources section for additional disclosures with respect to related party indebtedness.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
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
We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations. For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service. We did not record any impairment of our refinery and facilities assets for the three and nine months ended September 30, 2016 and 2015.
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16
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
(See “Part I, Financial Information, Item 1. Financial Statements - Note (15) Income Taxes” for further information related to income taxes.)

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board (“FASB”) issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB Accounting Standards Codification, including changes to non-authoritative SEC content. For the three and nine months ended September 30, 2016, we adopted the following recently issued ASU’s:

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

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

Changes in Internal Control over Financial Reporting

During 2015, we took a number of steps to fully remediate previously identified material weakness related to a lack of formally documented accounting policies and procedures. As a result, management concluded that our internal control over financial reporting was effective as of December 31, 2015. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See “Part II, Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure” and “Part II, Item 9A. Controls and Procedures” of our Annual Report for a discussion related to controls and procedures.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Genesis Contract-Related Dispute

We are party to a variety of contracts and agreements with Genesis Energy, LLC “(Genesis”) and its affiliates, including GEL Tex Marketing, LLC (“GEL”) that enable the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services.

In May 2016, GEL filed, in state district court in Harris County, Texas, a petition and application for a temporary restraining order, temporary injunction, and permanent injunction (the “Petition”) against Lazarus Energy, LLC ("LE") and Lazarus Energy Holdings, LLC ("LEH"). The Petition alleges that LE breached the Joint Marketing Agreement, and that LEH tortiously interfered with the Joint Marketing Agreement, in connection with an agreement by LEH to supply jet fuel acquired from LE to a customer. The Petition primarily sought temporary and permanent injunctions related to sales of product from the Nixon Facility to this customer. In June 2016, the court issued a temporary injunction against LE and LEH as requested by GEL. LE believes that GEL’s claims in the Petition are without merit and intends to defend the matter vigorously.

In a matter separate from the above referenced Petition, LE filed a demand for arbitration in June 2016, pursuant to the terms of the Dispute Resolution Agreement between the parties (the “Arbitration”). The Arbitration alleges that GEL breached the Crude Supply Agreement related to:

(i)
failure to provide crude oil and condensate at cost as defined in the Crude Supply Agreement, and
(ii)
significant under delivery of crude oil and condensate, resulting in significant refinery downtime and a significant decrease in refinery throughput, refinery production, and refined petroleum product sales for the three and nine months ended September 30, 2016.

With regard to the Petition, a trial date has been set for December 5, 2016, although the parties may elect arbitration prior to that date. With respect to the Arbitration, an initial hearing was held on November 9, 2016 at which the parties presented evidence supporting their position. The next hearing date related to Arbitration is November 16, 2016.

We do not expect the temporary injunction issued by the court related to the Litigation to have a material effect on our results of operations or financial condition. However, although GEL resumed normal delivery of crude oil and condensate to the Nixon Facility in July 2016, the adverse change in our relationship with Genesis has had a material adverse effect on our operations, liquidity, and financial condition. In addition, the contract-related dispute has disrupted our normal business operations and diverted management’s focus away from operations. We are unable to predict the outcome of the current proceedings with Genesis and GEL or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded an asset or a liability on our consolidated balance sheet as of September 30, 2016.

Other Legal Matters

From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings. Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.
ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Form 10-Q for the quarterly period ended September 30, 2016 (this “Quarterly Report”), careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”) and our Form 10-Q’s for the quarterly periods ended March 31, 2016 and June 30, 2016. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. With the exception of the risk factor noted below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report and our Form 10-Q for the quarterly period ended June 30, 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

An unfavorable outcome of litigation and contract-related disputes could have a material adverse effect on us.

We are a party to a contract related dispute with Genesis and GEL. Litigation and contract related disputes through arbitration can be expensive, lengthy, disruptive to normal business operations, and divert management’s focus away from operations. Moreover, the outcomes of complex legal proceedings or contract-related disputes can be difficult to predict. An unfavorable resolution of a legal proceeding or contract-related dispute could have a material adverse effect on our business, results of operations, financial condition, and reputation.

We record provisions for pending litigation when we determine that an unfavorable outcome is likely and the loss can reasonably be estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially differ from estimates. We are unable to predict the outcome of the current proceedings with Genesis and GEL or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded an asset or a liability on our consolidated balance sheet as of September 30, 2016.

We are in violation of certain financial covenants in secured loan agreements with Sovereign Bank (“Sovereign”), and our failure to comply could materially and adversely affect our operating results and our financial condition.

As of September 30, 2016, we were in violation of certain financial covenants in secured loan agreements with Sovereign. As a result of these covenant defaults, Sovereign could declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of the quarter ended September 30, 2016. However, $30,423,203 of debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets as of September 30, 2016, due to the uncertainty of our ability to meet the financial covenants in the future.

There can be no assurance that: (i) our assets or cash flow would be sufficient to fully repay borrowings under our outstanding long-term debt, either upon maturity or if accelerated, (ii) we would be able to refinance or restructure the payments on the long-term debt, and/or (ii) Sovereign will provide future waivers. If we fail to comply with financial covenants associated with certain of our long-term debt and such failure is not cured or waived, then Sovereign may exercise any rights and remedies available under the loan agreement(s). Any such action by Sovereign would have a material adverse effect on our financial condition and ability to continue as a going concern. (See “Part I., Financial Information, Item 1. Financial Statements ñ Note (9), Long-Term Debt, Net and Note (20) Subsequent Events” for additional disclosures related to our long-term debt and financial covenant violations.)
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Financial Information, Item. 1. Financial Statements – Note (9) Long-Term Debt, Net” for disclosures related to defaults on our debt.
ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.  OTHER INFORMATION

Item 1.01  Entry into a Material Definitive Agreement.

LEH Note

On September 30, 2016, we entered into a promissory note with LEH in the original principal amount of $1,797,172 (the “LEH Note”). The LEH Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the LEH Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.

Ingleside Note

On September 30, 2016, we entered into a promissory note with Ingleside Crude, LLC in the original principal amount of $679,385 (the “Ingleside Note”). The Ingleside Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the Ingleside Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

Carroll Note

On September 30, 2016, we entered into a promissory note with Jonathan Carroll in the original principal amount of $422,374 (the “Carroll Note”). The Carroll Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the Carroll Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.

The foregoing summarizes the material terms of the LEH Note, Ingleside Note, and Carroll Note. This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the respective notes, which are filed as exhibits to this Quarterly Report.

LEH, our controlling shareholder, owns approximately 81% of our common stock, par value $0.01 per share. Jonathan Carroll, Chairman of the Board of Directors, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH. Ingleside is a related party of LEH and Jonathan Carroll.

Item 2.03.  Creation of a Direct Financial Obligation or an Obligation under an Off-Balance SheetArrangement of a Registrant.

The information set forth in Item 1.01 above is incorporated by reference in this Item 2.03 in its entirety.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

10.1*
Loan and Security Agreement by and between Lazarus Energy Holdings, LLC and Blue Dolphin Pipe Line Company dated August 15, 2016 (filed as Exhibit 10.1 to Blue Dolphin’s Form 8-K as filed with the SEC on August 15, 2016).

10.2*
Promissory Note by and between Lazarus Energy Holdings, LLC and Blue Dolphin Pipe Line Company dated August 15, 2016 (filed as Exhibit 10.2 to Blue Dolphin’s Form 8-K as filed with the SEC on August 15, 2016).

10.3*
Deed of Trust, Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing for Blue Dolphin Pipe Line Company dated August 15, 2016 (filed as Exhibit 10.3 to Blue Dolphin’s Form 8-K as filed with the SEC on August 15, 2016).

10.4*
Collateral Assignment of Master Easement Agreement by Blue Dolphin Pipe Line Company for the benefit of Lazarus Energy Holdings, LLC dated August 15, 2016 (filed as Exhibit 10.4 to Blue Dolphin’s Form 8-K as filed with the SEC on August 15, 2016).

10.5	Letter dated November 10, 2016 from Sovereign Bank to Lazarus Energy, LLC and Lazarus Refining & Marketing, LLC.
10.6	Promissory Note between Blue Dolphin Energy Company and Lazarus Energy Holdings, LLC in the principal amount of $1,797,172 dated September 30, 2016.
10.7	Promissory Note between Blue Dolphin Energy Company and Ingleside Crude, LLC in the principal amount of $679,385 dated September 30, 2016.
10.8	Promissory Note between Blue Dolphin Energy Company and Lazarus Capital, LLC in the principal amount of $422,374 dated September 30, 2016.
31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
*
Exhibit incorporated by reference as indicated; all other exhibits are filed herewith.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY (Registrant)

Date: November 14, 2016	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll
Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd
Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)