Form 10-K
period 2016-12-31
BLUE DOLPHIN ENERGY CO
filed 2017-03-31
CIK 793306

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, par value $0.01 per share

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2016 was $8,000,248 based on the number of shares of common stock held by non-affiliates and the last reported sale price of the registrant's common stock on June 30, 2016.

Number of shares of common stock, par value $0.01 per share outstanding at March 31, 2017: 10,474,714

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

INTRODUCTION

This Annual Report for the fiscal year ended December 31, 2016 (this “Annual Report”) is a document that U.S. public companies file with the Securities and Exchange Commission (“SEC”) every year. Part I of the Annual Report provides a general overview of our business, including relevant risk factors. Part II of the Annual Report contains financial information and management’s discussion and analysis of our financial condition and results of operations. We hope investors will find it useful to have all this information in a single document.

Within this Annual Report, “Blue Dolphin,” “we,” “our,” and “us” are used interchangeably to refer to Blue Dolphin Energy Company or to Blue Dolphin Energy Company and its subsidiaries, as appropriate to the context. Information in this Annual Report is current as of the filing date, unless otherwise specified.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report, and from time to time throughout the year, we share our expectations for our future performance. These forward-looking statements include statements about our business plans; our expected financial performance, including the anticipated effect of strategic actions; previously reported material weakness in our internal control over financial reporting; economic, political and market conditions; and other factors that could affect our future results of operations or financial condition, including, without limitation, statements under the sections entitled “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part I, Item 3. Legal Proceedings,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance. Our forward-looking statements represent our estimates and expectations at the time of disclosure. However, circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. Many events beyond our control will determine whether our expectations will be realized. We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether considering new information, future events or otherwise, and investors should not rely on us to do so. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, “Part I, Item 1A. Risk Factors” within this Annual Report explains some of the important factors that may cause actual results to be materially different from those that we anticipate.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

GLOSSARY OF SELECTED OIL AND GAS TERMS

The following are abbreviations and definitions of certain commonly used oil and gas industry terms that are used in this Annual Report:

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

Barrel (“bbl”). One stock tank bbl, or 42 U.S. gallons of liquid volume, used about oil or other liquid hydrocarbons.

Blending. The physical mixture of several different liquid hydrocarbons to produce a finished product with certain desired characteristics. Products can be blended in-line through a manifold system, or batch blended in tanks and vessels. In-line blending of gasoline, distillates, jet fuel and kerosene is accomplished by injecting proportionate amounts of each component into the main stream where turbulence promotes thorough mixing. Additives, including octane enhancers, metal deactivators, anti-oxidants, anti-knock agents, gum and rust inhibitors, and detergents, are added during and/or after blending to result in specifically desired properties not inherent in hydrocarbons.

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

Condensate. Liquid hydrocarbons that are produced in conjunction with natural gas. Condensate is chemically more complex than LPG. Although condensate is sometimes like crude oil, it is usually lighter.

Crack Spread. The differential between the price of crude oil and the price of the petroleum products extracted from it.

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

Distillates. The result of crude distillation and therefore any refined oil product. Distillate is more commonly used as an abbreviated form of middle distillate. There are mainly four (4) types of distillates: (i) very light oils or light distillates (such as our LPG mix and naphtha), (ii) light oils or middle distillates (such as our jet fuel), (iii) medium oils, and (iv) heavy oils (such as our low-sulfur diesel and heavy oil-based mud blendstock (“HOBM”), reduced crude, and AGO).

Distillation. The first step in the refining process whereby crude oil and condensate is heated at atmospheric pressure in the base of a distillation tower. As the temperature increases, the various compounds vaporize in succession at their various boiling points and then rise to prescribed levels within the tower per their densities, from lightest to heaviest. They then condense in distillation trays and are drawn off individually for further refining. Distillation is also used at other points in the refining process to remove impurities. Lighter products produced in this process can be further refined in a catalytic cracking unit or reforming unit. Heavier products, which cannot be vaporized and separated in this process, can be further distilled in a vacuum distillation unit or coker.

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Petroleum. A naturally occurring flammable liquid consisting of a complex mixture of hydrocarbons of various molecular weights and other liquid organic compounds. The name petroleum covers both the naturally occurring unprocessed crude oils and petroleum products that are made up of refined crude oil.

Product Slate. Represents the type and quality of products produced.

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

Sulfur. Present at various levels of concentration in many hydrocarbon deposits, such as petroleum, coal, or natural gas. Also, produced as a by-product of removing sulfur-containing contaminants from natural gas and petroleum. Some of the most commonly used hydrocarbon deposits are categorized per their sulfur content, with lower sulfur fuels usually selling at a higher, premium price and higher sulfur fuels selling at a lower, or discounted, price.

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

Yield. The percentage of refined petroleum products that is produced from crude oil and other feedstocks.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

PART I

ITEM 1.  BUSINESS

Overview

Blue Dolphin is primarily an independent refiner and marketer of petroleum products. Our primary asset is a 15,000-bpd crude oil and condensate processing facility that is in Nixon, Texas (the “Nixon Facility”). As part of our refinery business segment, we also conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility. Under our pipeline transportation business segment, we own pipeline assets and have leasehold interests in oil and gas wells. Our pipeline transportation business segment represented less than 1% of total revenue for the years ended December 31, 2016 and 2015.We maintain a website at http://www.blue-dolphin-energy.com. Information on or accessible through our website is not incorporated by reference in or otherwise made a part of this Annual Report.

Structure and Management

We were formed as a Delaware corporation in 1986. We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”), which owns approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). LEH manages and operates all our properties pursuant to an Operating Agreement (the “Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer and President of Blue Dolphin, as well as a majority owner of LEH. (See “Part II, Item 8. Financial Statements and Supplementary Data– Note (8) Related Party Transactions,” “Note (10) Long-Term Debt, Net,” and “Note (20) Commitments and Contingencies – Financing Agreements” and “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Party Transactions” for additional disclosures related to LEH, the Operating Agreement, and Jonathan Carroll.)

Our operations are conducted through the following active subsidiaries:

●
Lazarus Energy, LLC, a Delaware limited liability company (“LE”).

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”).

●
Blue Dolphin Pipe Line Company, a Delaware corporation.

●
Blue Dolphin Petroleum Company, a Delaware corporation.

●
Blue Dolphin Services Co., a Texas corporation.

(See "Part I, Item 2. Properties” of this Annual Report for additional information regarding our operating subsidiaries.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Operating Risks – Going Concern

Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. Execution of our business strategy depends on several factors, including adequate crude oil and condensate sourcing, levels of accounts receivable, refined petroleum product inventories, accounts payable, capital expenditures, and adequate access to credit on satisfactory terms. For the year ended December 31, 2016, execution of our business strategy was negatively impacted by several factors, including:

●
Net Losses – For the year ended December 31, 2016, we reported a net loss of $15,767,448, or a loss of $1.51 per share, compared to net income of $4,403,239, or income of $0.42 per share, for the year ended December 31, 2015. The $1.93 per share decrease in net income between the periods was the result of lower margins on refined petroleum products, lower refinery throughput and significant refinery downtime, higher refinery operating expenses, and income tax expense for the year ended December 31, 2016. Margins on refined petroleum products decreased primarily because of lower crack spreads.

●
Working Capital Deficits – We had a working capital deficit of $37,812,263 at December 31, 2016 compared to a working capital deficit of $598,807 at December 31, 2015. The significant increase in working capital deficit between the periods primarily related to reclassification of secured long-term debt (and the related debt issue costs) with Sovereign Bank (“Sovereign”) to the current portion within long-term debt. Excluding long-term debt, we had a working capital deficit of $6,099,927 at December 31, 2016 compared to a working capital deficit of $598,807 at December 31, 2015. The significant increase in working capital deficit between the periods was primarily the result of sustaining net losses in 2016 compared to net income in 2015 as described above.

●
Adverse Change in Relationship with Genesis Energy, LLP (“Genesis”) and GEL Tex Marketing, LLC (“GEL”) – We are party to a variety of contracts and agreements with Genesis and GEL for the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. We currently have a contract-related dispute with GEL related to certain of these agreements. The adverse change in our relationship with Genesis and GEL has had a material adverse effect on our operations, liquidity, and financial condition. In addition, the contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted our normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved.  We are unable to predict the outcome of the current proceedings with Genesis and GEL or their ultimate impact, if any, on our business, financial condition or results of operations. However, an unfavorable resolution of the dispute could have a material adverse effect on our business, liquidity and financial condition and results of operations.

●
Crude Supply Issues – Historically, we purchased light crude oil and condensate for the Nixon Facility from GEL pursuant to a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”). As noted above, we are currently involved in a contract-related dispute with GEL related to the Crude Supply Agreement. In connection with this dispute, GEL significantly under-delivered crude oil and condensate to the Nixon Facility during 2016. This resulted in 59 days of refinery downtime and significant decreases in refinery throughput and refined petroleum product sales for the year ended December 31, 2016. As a result, we ceased purchases of crude oil and condensate from GEL in November 2016, and we began using an alternate crude oil and condensate supplier. We believe that adequate supplies of crude oil and condensate for the Nixon Facility will continue to be available to us from the alternate supplier. We are working to put a long-term crude supply agreement in place, however, our ability to purchase adequate supplies of crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by the contract-related dispute with GEL and other factors, as noted above.

●
Financial Covenant Defaults – At December 31, 2016, we were in violation of certain financial covenants in secured loan agreements with Sovereign. Covenant defaults under the secured agreements would permit Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of the year ended December 31, 2016. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2016 due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

We are taking aggressive actions to improve operations and liquidity by: (i) continuing with Nixon Facility capital improvements, including upgrading the refinery’s heat exchangers and increasing petroleum storage tank capacity, (ii) increasing military jet fuel sales and low-sulfur diesel exports to Mexico, (iii) restructuring customer contracts as they come up for renewal to incorporate minimum sales volumes, (iv) working to secure a long-term crude oil and condensate supply arrangement, (v) exploring alternative funding sources for crude oil and condensate purchases, and (vi) seeking additional financing to meet ongoing liquidity needs. There can be no assurance that our plan will be successful or that we will be able to obtain additional financing on commercially reasonable terms or at all.

For additional disclosures related to our agreements and the contract-related dispute with GEL, financial covenant violations, and risk factors that could materially affect our future results of operations, refer to the following sections within this Annual Report:

●
Part I, Item 1A. Risk Factors

●
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
 –
Key Relationships – Relationship with Genesis and GEL
–
Results of Operations – Non-GAAP Financial Measures

●
Part II, Item 8. Financial Statements and Supplementary Data:
  –
Note (9) Long-Term Debt, Net
  –
Note(20) Commitments and Contingencies – Genesis Agreements and Legal Matters
  –
Note (21) Subsequent Events

Refining Industry Overview

Crude oil refining is the process of separating the hydrocarbons present in crude oil into usable or refined petroleum products such as naphtha, diesel, jet fuel and other products. Crude oil refining is primarily a margin-based business where both crude oil and refined petroleum products are commodities with prices that can fluctuate independently for short periods due to supply, demand, transportation and other factors. To increase profitability, or improve margins, it is important for a crude oil refinery to maximize the yields of higher value petroleum products and to minimize the costs of feedstocks and operating expenses. There are also several operational efficiencies that can be deployed to improve margins. These include selecting the appropriate crude oil or condensate to fulfill anticipated product demand, increasing the amount and value of refined petroleum products processed from the crude oil or condensate, reducing downtime for maintenance, repair and investment, developing valuable by-products or production inputs out of materials that are typically discarded, and adjusting utilization rates.

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

Our Primary Operating Asset

Nixon Facility

The Nixon Facility, which is located on a 56-acre site in Nixon, Texas, has aggregate crude oil throughput capacity of 15,000 bpd. The Nixon Facility consists of a distillation unit, naphtha stabilizer unit, depropanizer unit, and related loading and unloading facilities and utilities. At December 31, 2016, the refinery had approximately 842,000 bbls of crude oil, condensate, and refined petroleum product storage capacity in 27 tanks. We are currently constructing an additional 256,000 bbls of petroleum storage capacity at the site. When construction is complete, total crude oil, condensate, and refined petroleum product storage capacity at the Nixon Facility will exceed 1,000,000 bbls.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

A regional electric cooperative supplies electrical power to the Nixon Facility. Fuel gas (LPGs) that are produced at the Nixon Facility are primarily used as fuel within the refinery. In addition, small amounts of propane are occasionally acquired for use in starting-up the Nixon Facility.

Nixon Facility Process Summary

The Nixon Facility is considered a “topping unit” because it is primarily comprised of a crude distillation unit, the first stage of the crude oil refining process. The Nixon Facility’s current level of complexity allows us to refine crude oil and condensate into finished and intermediate petroleum products. The below diagram represents a high-level overview of the current crude oil and condensate refining process at the Nixon Facility.

 Example represents a simplified plant configuration. The specific configuration will vary based on various market and operational factors.

Turnaround and Refinery Reliability

We are committed to the safe and efficient operation of the Nixon Facility. Turnarounds are used to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. Typically, a refinery undergoes a major facility turnaround every three to five years. Since the Nixon Facility is still in the recommissioning phase, one or more of the units may require additional unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds.

Crude Oil and Condensate Supply

Historically, we purchased light crude oil and condensate for the Nixon Facility from GEL pursuant to the Crude Supply Agreement. The Crude Supply Agreement automatically renews for successive one-year terms until August 2019 unless GEL provides us with notice of non-renewal at least 180 days prior to expiration of any renewal term. The parties are currently involved in a contract-related dispute. As a result, we ceased purchases of crude oil and condensate from GEL in November 2016, and we began using an alternate crude oil and condensate supplier. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Relationships – Relationship with Genesis and GEL” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Genesis Agreements” and “Legal Matters” of this Annual Report for more information related to GEL and the Crude Supply Agreement.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

In June 2016, we entered a month-to-month evergreen crude oil supply contract with a major integrated oil and gas company as back-up to the Crude Supply Agreement. We believe that adequate supplies of crude oil and condensate for the Nixon Facility will continue to be available to us from the alternate supplier. We are working to put a long-term crude supply agreement in place, however, our ability to purchase adequate supplies of crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.

The Nixon Facility processes light crude oil sourced from the Eagle Ford Shale. The crude oil and condensate is received at the Nixon Facility by truck and stored in tanks. The Nixon Facility’s property is crossed by a crude oil and condensate pipeline owned by Koch Pipeline Company. The pipeline represents a potential future opportunity to receive crude oil and condensate at the Nixon Facility, which could reduce trucking costs.

Products and Markets

Products

The Nixon Facility’s product slate can be adjusted based on market demand. We currently produce two finished products – jet fuel and low-sulfur diesel. We produce several intermediate products, including LPG, naphtha, HOBM, and AGO.

Markets

The Nixon Facility is in the Gulf Coast region of the U.S., which is represented by the Energy Information Administration as Petroleum Administration for Defense District 3 (“PADD 3”). Although our products are primarily sold in the U.S. within PADD 3, with the 2016 opening of the Mexican diesel market to private companies, we began selling low-sulfur diesel to customers that are exporting to Mexico. Jet fuel from the Nixon Facility is sold in nearby markets to wholesalers. Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

Customers

Customers for our refined petroleum products include distributors, wholesalers and refineries primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). We have bulk term contracts, including month-to-month, six months, and up to five year terms, in place with most of our customers. Certain of our contracts require us to sell fixed quantities and/or minimum quantities of finished and intermediate petroleum products and many of these arrangements are subject to periodic renegotiation, which could result in us receiving higher or lower relative prices for our refined petroleum products. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (14) Concentration of Risk” of this Annual Report for disclosures related to significant customers.

Competition

Many of our competitors are substantially larger than us and are engaged on a national or international basis in many segments of the petroleum products business, including exploration and production, refining, transportation and marketing. These competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of these business segments. We compete primarily based on cost. Due to the low complexity of our simple “topping unit” refinery, we can be relatively nimble in adjusting our refined petroleum products slate because of changing commodity prices, market demand, and refinery operating costs.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Business Strategies

Our management team is dedicated to improving our operations by executing the following strategies:

Capital and Efficiency Improvements

In 2015, we secured $35.0 million in 19-year financing to expand the Nixon Facility. During 2016, capital improvements at the Nixon Facility primarily related to construction of new petroleum storage tanks to add to existing petroleum storage tank capacity. In 2016, we completed construction of four new tanks, and began construction on several additional new tanks that will be completed in 2017. When expansion of the Nixon Facility is complete, total crude oil, condensate, and refined petroleum product storage capacity will exceed 1,000,000 bbls.

Overall improvements at the Nixon Facility will position us for long-term growth by: (i) having crude and product storage to support refinery throughput and future expansion of up to 30,000 bbls per day; (ii) increasing the processing capacity and complexity of the Nixon Facility for expanded refined product opportunities; and (iii) generating additional revenue from leasing product and crude storage to third parties.

Capital expenditures at the Nixon Facility are being funded primarily through borrowings under credit bank facilities that were secured in 2015. Capital expenditures as of the dates indicated were as follows:

	Years Ended December 31,
	2016	2015

Cash disbursements	$14,100,897	$11,370,993
Accounts payable(1)	2,286,082	873,665
	$16,386,979	$12,244,658

(1) Represents construction-related vendor invoices awaiting payment from the loan disbursement account.

During 2016, capital improvements at the Nixon Facility primarily related to construction of new petroleum storage tanks to add to existing petroleum storage tank capacity. In 2016, we completed construction of four new tanks, and we began construction on several additional new tanks that will be completed in 2017. When expansion of the Nixon Facility is complete, total crude oil, condensate, and refined petroleum product storage capacity will exceed 1,000,000 bbls. (See “Part I, Item 8. Financial Statements and Supplementary Data – Note (10) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.)

Explore New Revenue Opportunities

In April 2016, private companies were authorized to participate in the Mexican diesel market, part of recent energy reforms in Mexico that opened the doors to private foreign investment. As a result, we began exporting low-sulfur diesel to Mexico via truck in the second quarter of 2016. We also began fulfilling heavy oil-based mud blendstock orders from new customers within PADD 3 by barge. Going forward, we will continue to explore ways to maximize refined petroleum product sales through new delivery mediums.

In addition to new delivery modes, we also began restructuring customer agreements as they come up for renewal. New pricing models with minimum volume requirements are expected to further improve revenue in 2017.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Pipeline Transportation

Our pipeline transportation operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore near our pipelines, as well as leasehold interests in oil and natural gas properties, in the Gulf of Mexico. Our pipeline transportation operations represented less than 1% of total revenue for the years ended December 31, 2016 and 2015.

We recorded an impairment expense of $968,684 related to our pipeline assets at December 31, 2016. All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor are being permanently abandoned, and no new third-party wells are being drilled near our pipelines. However, management believes our pipeline assets have future value based on large-scale, third-party production facility expansion projects near the pipelines. Our oil and gas properties had no production during the years ended December 31, 2016 and 2015. All leases associated with our oil and gas properties have expired, and our oil and gas properties were fully impaired in 2011.

Acquisition, Disposition and Restructuring Activities

We regularly engage in discussions with third-parties regarding the possible purchase of assets and operations that are strategic and complementary to our existing operations. However, we do not anticipate any material acquisition activity in the foreseeable future.

In 2013, the Board established a Master Limited Partnership (“MLP”) Conversion Special Committee to oversee a potential conversion of Blue Dolphin from a Delaware “C” corporation to a Delaware MLP. Due to a shift in market conditions over the past three years, the MLP Conversion Special Committee determined that a conversion in the foreseeable future would not be in the best interests of shareholders.

Insurance and Risk Management

Our operations are subject to significant hazards and risks inherent in crude oil and condensate refining operations and in the transportation and storage of crude oil and condensate, as well as finished and intermediate petroleum products. We have property damage and business interruption coverage at the Nixon Facility. Business interruption coverage is for 24 months from the date of the loss, subject to a deductible with a 45-day waiting period. Our property damage insurance has deductibles ranging from $5,000 to $500,000. In addition, we have a full suite of insurance policies covering workers’ compensation, general liability, directors’ and officers’ liability, environmental liability, and other business risks. These are supported by safety and other risk management programs. See also, “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in this Annual Report.

Governmental Regulation

Our operations and properties are subject to extensive and complex federal, state, and local environmental, health, and safety statutes, regulations, and ordinances. These rules govern, among other things, the generation, storage, handling, use and transportation of petroleum, solid wastes, hazardous wastes, and hazardous substances; the emission and discharge of materials into the environment and environmental protection; waste management; characteristics and composition of diesel and other fuels; and the monitoring, reporting and control of greenhouse gas emissions. These laws impose costly obligations on our operations, including requiring the acquisition of permits and authorizations to conduct regulated activities, restricting the way regulated activities are conducted, limiting the quantities and types of materials that may be released into the environment, and requiring the monitoring of releases of materials into the environment.

Failure to comply with environmental, health or safety laws and our existing permits or other authorizations issued under such laws could result in fines, civil or criminal penalties or other sanctions, injunctive relief compelling the installation of additional controls, a revocation of our permits, and/or the shutdown of our facilities.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

We cannot predict the extent to which additional environmental, health, and safety laws will be enacted in the future, or how existing or future laws will be interpreted with respect to our operations. Many environmental, health, and safety laws and regulations are becoming increasingly stringent. The cost of compliance with and governmental enforcement of environmental, health, and safety laws may increase in the future. We may be required to make significant capital expenditures or incur increased operating costs to achieve or sustain compliance with applicable environmental, health, and safety laws. This Governmental Regulation section should be read in conjunction with “Part I, Item 1A. Risk Factors” of this Annual Report, which discusses our expectations regarding future events based on currently available information.

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

Refineries, which are major stationary sources of Hazardous Air Pollutants (“HAPs”), have historically been high-visibility targets for enforcement by the EPA under the CAA. In 1995, the EPA implemented the National Standards for Hazardous Air Pollutants for petroleum refineries. These standards require petroleum refineries to meet emission standards reflecting the application of the maximum achievable control technology. The affected sources at petroleum refineries are defined to include all process vents, storage vessels, marine tank vessel loading operations, gasoline rack operations, equipment leaks, and wastewater treatment systems located at the refinery. To meet emission standards, we are required to obtain permits, as well as test, monitor, report, and implement control requirements.

In 2007, the EPA finalized a rule to reduce HAPs from mobile sources.  Mobile Source Air Toxics (“MSAT”) regulations established stringent new controls on gasoline, passenger vehicles, and gas cans to further reduce emissions of mobile source air toxics. The EPA has continued to adopt MSAT emission control programs to further reduce HAPs from mobile sources, including sulfur control requirements in gasoline and diesel transportation fuels. New sulfur control standards required most refineries to produce transportation fuels for highway use at or below 15 ppm sulfur for “on-road” diesel and 30 ppm sulfur for gasoline. “Off-road” diesel requirements were also reduced to 15 ppm sulfur in 2014. The Nixon Facility does not produce gasoline, and the facility ceased production of NRLM, a transportation-related diesel fuel product in 2014.  In 2014, the Nixon Facility began producing HOBM, a non-transportation lubricant blend product.  The shift in product slate from NRLM to HOBM was the result of the EPA’s new sulfur control requirements. “Topping units,” like the Nixon Facility, typically lack a desulfurization process unit to lower sulfur content levels within the range required by the EPA’s new sulfur control standards, and integration of such a desulfurization unit generally requires additional permitting and significant capital upgrades. We can produce and sell diesel with sulfur content levels above the EPA’s new sulfur control standards in the U.S. as a feedstock to other refineries and blenders and to other countries as a finished petroleum product.

In May 2016, the EPA took further steps to cut emissions of methane from the oil and gas industry by issuing three (3) final rules intended to curb emissions of methane, VOC’s, and air toxics from new, reconstructed and modified oil and gas sources, while providing greater certainty about CAA permitting requirements for the industry. The EPA also issued for public comment an Information Collection Request (“ICR”) to obtain extensive information instrumental for developing regulations to reduce methane emissions from existing oil and gas sources.

Greenhouse Gas Emissions. In 2007, the U.S. Supreme Court held in Massachusetts vs. EPA that emission of Greenhouse Gases (“GHGs”) may be regulated under the CAA. In 2009, the EPA published its findings that GHGs, including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions, presenting a potential danger to public health and the environment. By allowing the regulation of GHGs under the CAA, the EPA’s findings also indirectly impacted many other carbon-intensive industries, which would potentially become subject to federal New Source Review Prevention of Significant Deterioration (“PSD”) and Title V permitting requirements under the CAA (the “CAA Permitting Requirements”).

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

In 2010, the EPA set GHG emissions thresholds to define when permits under the CAA Permitting Requirements are required for new and existing industrial facilities (the “2010 Tailoring Rule”). Emissions from small farms, restaurants, and all but the very largest commercial facilities are not covered by the 2010 Tailoring Rule. The 2010 Tailoring Rule established a schedule that: (i) initially focused on the largest stationary sources with the most CAA permitting experience, (ii) then expanded to cover the largest stationary sources of GHG that may not have been previously covered by the CAA for other pollutants, and (iii) finally described the EPA’s plan for any additional steps in this process. Without this tailoring rule, the lower emissions thresholds would have taken effect automatically for GHGs in 2011, leading to dramatic increases in the number of required permits. The EPA implemented the 2010 Tailoring Rule in phases.

In May 2016, the EPA updated New Source Performance Standards (“NSPS”) by setting emission limits for methane, covering additional sources, such as hydraulically fractured oil wells, and requiring owners/operators to find and repair leaks. The EPA also updated the Source Determination rules to clarify when multiple pieces of equipment and activities must be deemed a single source when determining whether major source permitting programs apply.

Although we are not currently subject to reporting requirements under GHG-related regulations, the future adoption of any regulations that require reporting of GHGs or otherwise limit emissions of GHGs from the Nixon Facility could require us to incur significant costs and expenses or changes in operations, which could adversely affect our operations and financial condition.

Renewable Fuels

Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA issued Renewable Fuels Standards (“RFS”) that require the blending of biofuels into transportation fuel. Since the compliance mechanism for RFS - Renewable Identification Numbers (“RINs”) – would have created a burden on the Nixon Facility related to its NRLM production through 2014, we applied for an extension of the temporary exemption afforded small refineries through December 31, 2010 under the CAA Section 211(o)(9)(B). In 2014, the EPA granted the Nixon Facility a small refinery exemption from RFS requirements for 2013 and 2014. We ceased production of NRLM, a transportation-related diesel fuel product in 2014.  In 2014, we began producing HOBM, a non-transportation lubricant blend product.

Hazardous Waste

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) imposes strict, joint and several liability on responsible parties with uncontrolled or abandoned hazardous waste sites, as well as accidents, spills, and other emergency releases of pollutants and contaminants into the environment. The law authorizes two kinds of response actions: (i) short-term removals, where actions may be taken to address releases or threatened releases requiring prompt response, and (ii) long-term remedial response actions, that permanently and significantly reduce the dangers associated with releases or threats of releases of hazardous substances that are serious, but not immediately life threatening. As of the filing of this Annual Report, neither we nor any of our predecessors have been designated as a potentially responsible party under CERCLA or a similar state statute.

The Resource Conservation and Recovery Act (“RCRA”) and comparable state and local laws impose requirements related to the handling, storage, treatment and disposal of solid and hazardous wastes. Our refining operations generate petroleum product wastes, solid wastes, and ordinary industrial wastes, such as from paint and solvents, that are regulated under RCRA and state law. Certain wastes generated by the Nixon Facility are currently exempt from regulation as hazardous wastes, but are subject to non-hazardous waste regulations. In the future, these wastes could be designated as hazardous wastes under RCRA or other applicable statutes and therefore may become subject to more rigorous and costly requirements.

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

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

The EPA covers inland oil spills. In 2015, the EPA published a final rule expanding the definition of “Waters of the United States” under the CWA. The final rule did not expand federal jurisdiction. However, the final rule identified waters that are specifically excluded from jurisdiction, including, among others, depressions incidental to mining or construction that may become filled with water, puddles, groundwater, and stormwater control features constructed to convey, treat, or store stormwater on dry land. See “Offshore Safety and Environmental Oversight” within this governmental regulation section for information on oil spills that occur in coastal waters.

Offshore Safety and Environmental Oversight

In addition to the CAA, our pipeline, exploration and production assets are also subject to the requirements of the Outer Continental Shelf Lands Act (the “OCSLA”). The OCSLA is administered by the Bureau of Ocean Energy Management (the “BOEM”) and the Bureau of Safety and Environmental Enforcement (the “BSEE”) and the Office of Natural Resources Revenue (“ONRR”). The BOEM manages the nation's offshore resources in an environmentally and economically responsible way, including leasing, plan administration, environmental studies, National Environmental Policy Act analysis, resource evaluation, economic analysis, and the Renewable Energy Program. The BSEE enforces safety and environmental regulations, including permitting and research, inspections, offshore regulatory programs, oil spill response, and training and environmental compliance functions. Regarding oil spill response, the BSEE has partnered with the U.S. Coast Guard (“USCG”). In the event of an oil spill, the BSEE is responsible for monitoring and directing all efforts related to securing the source of the spill and re-establishing control over the facility. The USCG is responsible for monitoring and directing all efforts to mitigate a spill’s impact on the water, shoreline, or economic centers that could be impacted, as well as recovering any oil that has spilled. In recent years, the BOEM and the BSEE have been more aggressive in proposing and implementing several reforms to offshore oil and gas regulations.

Spill Liability. The Oil Pollution Act of 1990 (the “OPA”) and the CWA, in connection with the OCSLA, impose liability on owners or operators of vessels and facilities that discharge oil into the navigable waters of the U.S., adjoining shorelines, waters of the contiguous zone, or when the discharge may affect natural resources of the U.S. With limited exceptions, responsible parties are liable for all removal costs and damages arising from oil spills. Damages may include: injury or economic losses resulting from destruction of real or personal property, damages or loss of use of natural resources used for subsistence, lost tax revenue, royalties, rents, or net profit shares suffered by federal, state, or local governments due to injury to real or personal property, lost profits or impaired earning power because of injury to real or personal property or natural resources, and the net costs of providing increased or additional public services during or after removal activities.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

In 2015, the BOEM increased the offshore limit of liability for damages under the OPA from $75 million to $133.65 million, plus all clean-up costs, to reflect the significant increase in the Consumer Price Index. The onshore facilities limit of liability for damages under the OPA is $350 million plus all clean-up costs. A party cannot take advantage of the liability limits if the spill is caused by gross negligence or willful misconduct or resulted from a violation of federal safety, construction or operating regulations. If a party fails to report a spill or cooperate in the clean-up, liability limits do not apply.

The OPA requires responsible parties to provide proof of financial responsibility for potential spills. The evidence of financial responsibility amount required is $35 million for certain types of offshore facilities located seaward of the seaward boundary of a state, including properties used for oil transportation. The BOEM’s 2015 regulatory change did not affect the ongoing required coverage amount. We currently maintain the statutory $35 million coverage.

Spill Response. Pursuant to the OPA, the National Oil and Hazardous Substances Pollution Contingency Plan, more commonly called the National Contingency Plan, provides a blueprint for responding to both oil spills and hazardous substance releases. The National Contingency Plan requires, among other things, that responsible parties have an oil spill response plan in place. We have an oil spill response plan in place.

Decommissioning Requirements. To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the Gulf of Mexico, the BOEM generally requires that lessees and rights-of-way holders demonstrate financial strength and reliability per regulations or post bonds or other acceptable assurances that such obligations will be satisfied, unless the BOEM exempts the lessee or rights-of-way holder from such financial assurance requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning and removing platforms and pipelines at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by the BOEM.

In 2014, the BOEM issued an Advanced Notice of Proposed Rulemaking outlining proposed changes to financial assurance requirements to modernize financial assurance and risk management and better address potential costs and liabilities of offshore energy development. Part of the Advanced Notice of Proposed Rulemaking includes the BOEM revising its supplemental bonding procedures by shifting from the current “waiver” model for self-insurance to a credit based model. In July 2016, the BOEM issued NTL No. 2016– N01, Notice to Lessees and Operators of Federal Oil and Gas, and Sulfur Leases, and Holders of Pipeline Right-of-Way and Right-of-Use and Easement Grants in the Outer Continental Shelf—Requiring Additional Security (“NTL 2016-N01”). NTL 2016-N01 outlines new criteria that will be used to determine the financial ability of a lessee, right-of-way holder, or right-of-use and easement holder to carry out its obligations, and addresses the possibility of individually tailoring a plan to enable the lessee, right-of-way holder, or right-of-use and easement holder to use one or more forms of security other than surety bonds and pledges of treasury securities and/or to phase-in compliance with the additional security requirement pursuant to such a plan. Lessees will no longer be granted waivers from the additional security obligations, and the BOEM is discontinuing the policy of considering the combined strength and reliability of co-lessees when determining a lessee’s additional security requirements. NTL 2016-N01 became effective in September 2016. In 2016, the BSEE issued NTL 2016-N03, Reporting Requirements for Decommissioning Expenditures on the OCS (“NTL 2016-N03”). Issued in April 2016, NTL 2016-N03 provides guidance and clarification regarding submission of certified decommissioning cost expenditure summaries following permanent plugging of any well, removal of any platform or other facility, and clearance of any site.

The BOEM is requiring that we provide additional supplemental bonds or acceptable financial assurance of approximately $4.2 million for existing pipeline rights-of-way. We are currently working with the BOEM to develop a tailored plan to address the financial assurance requirements, particularly considering existing permit requests to abandon-in-place certain of our pipeline assets. There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way. At December 31, 2016 and 2015, we maintained approximately $0.9 million in credit and cash-backed rights-of-way bonds issued to the BOEM.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Offshore Safety. In 2010, the BSEE issued The Workplace Safety Rule, which requires operators to employ a comprehensive safety and environmental management system (“SEMS”).  Revisions to SEMS (“SEMS II”), which added several requirements to the original SEMS, became effective in 2013. The purpose of SEMS II is to reduce human and organizational errors as root causes of work-related accidents and offshore spills, develop protocols as to who at the facility has the ultimate operational safety and decision-making authority, and establish procedures to provide all personnel with “stop work” authority. SEMS II must be periodically audited by an independent third party auditor approved by the BSEE. We have a SEMS II plan in place.

Health, Safety and Maintenance

We are subject to several federal and state laws and regulations related to the health and safety of workers pursuant to the Occupational Safety and Health Act of 1970. These laws and regulations are administered by the Occupational Safety and Health Administration (the “OSHA”) and, in states not participating in OSHA-approved state safety plans, comparable state regulatory bodies.

Our refinery operations are also subject to OSHA process safety management regulations. In 2007, the OSHA launched the National Emphasis Program for Petroleum Refineries (the “RNEP”), which requires that refineries be inspected for compliance with process safety management regulations. Under RNEP, The Nixon Facility is subject to inspections under RNEP. Inspections may last from two to six months, including one to three months onsite. Inspectors primarily focus on process safety management implementation and recordkeeping.

The Nixon Facility was inspected by OSHA in 2013 and again in June 2016. Following the 2013 inspection, we were assessed a civil penalty of $38,500. Following the 2016 inspection, we were assessed a civil penalty of $6,006. Citations issued by OSHA primarily related to failure to comply with documentation and notice posting requirements.

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

Personnel

We rely on the services of LEH pursuant to the Operating Agreement to manage our property and the property of our subsidiaries, including the Nixon Facility, in the ordinary course of business. LEH provides us with the following services, among others, under the Operating Agreement:

●
Personnel serving in capacities equivalent to the capacities of corporate executive officers, including Chief Executive Officer and Chief Financial Officer, as well as general manager and environmental, health and safety personnel; and

●
Personnel providing administrative and professional services, including accounting, human resources, insurance, and regulatory compliance.

See “Part II, Item 8. Financial Statements and Supplementary Data - Note (8), Related Party Transactions” of this Annual Report for additional disclosures related to LEH.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Available Information

We are subject to the informational requirements of the Exchange Act. We file financial and other information with the SEC as required, including but not limited to, proxy statements on Schedule 14A, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http:///www.sec.gov that contains reports, proxy information and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

We also make our SEC filings available through our website (http://www.blue-dolphin-energy.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to Our Business and Industry

We may not have sufficient liquidity to sustain operations because of net losses, working capital deficits, and other factors, including an adverse change in our relationship with Genesis and GEL, crude supply issues, and financial covenant defaults in secured loan agreements.

For the year ended December 31, 2016, we reported a net loss of $15,767,448, or a loss of $1.51 per share, compared to net income of $4,403,239, or income of $0.42 per share, for the year ended December 31, 2015. This represented a decrease of 1.93 per share between the periods. We had cash and cash equivalents and restricted cash (current portion) of $1,152,628 and $3,347,835, respectively, at December 31, 2016. Comparatively, we had cash and cash equivalents and restricted cash (current portion) of $1,853,875 and $3,175,299, respectively, at December 31, 2015.

We had a working capital deficit of $37,812,263 at December 31, 2016 compared to a working capital deficit of $598,807 at December 31, 2015. The significant increase in working capital deficit between the periods primarily related to reclassification of secured long-term debt (and the related debt issue costs) with Sovereign to the current portion within long-term debt. Excluding long-term debt, we had a working capital deficit of $6,099,927 at December 31, 2016. Comparatively, we had a working capital deficit of $598,807 at December 31, 2015. This represented a decrease in working capital of $5,501,120 between the periods. The decrease in working capital was primarily the result of sustaining net losses in 2016 compared to net income in 2015. Net losses in 2016 resulted from lower margins on refined petroleum products, lower refinery throughput and significant refinery downtime, higher refinery operating expenses, and income tax expense. Margins on refined petroleum products decreased primarily because of lower crack spreads.

We are currently in a contract-related dispute with GEL. The adverse change in our relationship with Genesis and GEL has had a material adverse effect on our operations, liquidity, and financial condition. In addition, the contract related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved. As a result of the contract-related dispute, we ceased purchases of crude oil and condensate from GEL in November 2016, and we began using an alternate crude oil and condensate supplier. As a result, we currently do not have a long-term crude supply agreement in place. We are unable to predict the outcome of the current proceedings with Genesis and GEL or their ultimate impact, if any, on our business, financial condition or results of operations. However, an unfavorable resolution of the dispute could have a material adverse effect on our business, liquidity and financial condition and results of operations. (Within this “Item 1A. Risk Factors” section, see also “Risks Related to Our Refining Operations” for a discussion of risks related to our operations being dependent on our relationship with Genesis and GEL.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

At December 31, 2016, we were in violation of certain financial covenants in secured loan agreements with Sovereign. Consequently, Sovereign is permitted to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Although Sovereign waived the financial covenant defaults as of December 31, 2016, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2016 due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (Within this “Item 1A. Risk Factors” section, see also “Risks Related to Our Business and Industry” for a discussion of risks related to our financial covenant defaults with Sovereign.)

We are currently working to improve our operating performance and our cash, liquidity and financial position. This includes: executing on our business strategies to improve operating performance, exploring alternative funding sources for the purchase of crude oil and condensate, secure new financing to meet ongoing liquidity needs, attempting to negotiate alternative payment terms with creditors, obtaining waivers for financial covenant violations, and pursuing the sale of non-strategic surplus land. If we are unable to generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or pursue our business strategies, any of which could have a material adverse effect on our results of operations or liquidity. Our short-term working capital needs are primarily related to acquisition of crude oil and condensate to operate the Nixon Facility, repayment of debt obligations, and capital expenditures for maintenance, upgrades, and refurbishment of equipment at the Nixon Facility. Our long-term working capital needs are primarily related to repayment of long-term debt obligations. In addition, we continue to utilize capital to reduce operational, safety and environmental risks. We may incur substantial compliance costs in connection with any new environmental, health and safety regulations. Our liquidity will affect our ability to satisfy any of these needs.

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

Our primary operating asset, the Nixon Facility, is in Nixon, Texas in the Eagle Ford Shale and we market our refined petroleum products in a single, relatively limited geographic area. In addition, our onshore facilities assets are in Freeport, Texas, and all our pipelines, offshore facilities and oil and gas properties are located within the Gulf of Mexico. As a result, our operations are more susceptible to regional economic conditions than our more geographically diversified competitors. Any changes in market conditions, unforeseen circumstances, or other events affecting the area in which our assets are located could have a material adverse effect on our business, financial condition, and results of operations. These factors include, among other things, changes in the economy, weather conditions, demographics, and population.

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

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

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations, or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. Expenditures or costs for environmental compliance could have a material adverse effect on our results of operations, financial condition, and profitability.

The Nixon Facility operates under several federal and state permits, licenses, and approvals with terms and conditions that contain a significant number of prescriptive limits and performance standards. These permits, licenses, approvals, limits, and standards require a significant amount of monitoring, record keeping and reporting to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, there may be times when we are unable to meet the standards and terms and conditions of our permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on our ability to operate our facilities, and accordingly our financial performance.

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

Our insurance coverage does not cover all potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts more than our existing insurance coverage. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. In addition, if we experience insurable events, we may experience an increase in annual premiums, a limit on coverage, or loss of coverage. Inadequate insurance or loss of coverage could have a material adverse effect on our business, financial condition, and results of operations.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

LEH holds a significant interest in us, and our related party transactions with LEH and its affiliates may cause conflicts of interest that may adversely affect us.

Jonathan P. Carroll, our Chief Executive Officer, President, Assistant Treasurer and Secretary, is also a majority owner of LEH. LEH owns approximately 81% of our Common Stock, and, pursuant to the Operating Agreement, manages and operates all our properties. LEH and Mr. Carroll have significant influence over matters such as the election of our Board of Directors (the “Board”), control over our business, policies and affairs and other matters submitted to our stockholders. LEH and Mr. Carroll are entitled to vote the Common Stock owned by LEH in accordance with its interests, which may be contrary to the interests of other stockholders. LEH has interests that may differ from the interests of other stockholders and, as a result, there is a risk that important business decisions will not be made in the best interest of some of our stockholders.

LEH and its affiliates are not limited in their ability to compete with us and are not obligated to offer us business opportunities. We believe that the transactions and agreements that we have entered with LEH and its affiliates are on terms that are at least as favorable as could reasonably have been obtained at such time from third-parties. However, these relationships could create, or appear to create, potential conflicts of interest when our Board is faced with decisions that could have different implications for us and LEH or its affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter new relationships in the future, which may have a material adverse effect on our ability to do business.

We are in violation of certain financial covenants in secured loan agreements with Sovereign, and our failure to comply could materially and adversely affect our operating results and our financial condition.

At December 31, 2016, we were in violation of certain financial covenants in secured loan agreements with Sovereign. Consequently, Sovereign is permitted to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of December 31, 2016. However, $31,680,911 of debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2016, due to the uncertainty of our ability to meet the financial covenants in the future.

There can be no assurance that: (i) our assets or cash flow would be sufficient to fully repay borrowings under our outstanding long-term debt, either upon maturity or if accelerated, (ii) we would be able to refinance or restructure the payments on the long-term debt, and/or (iii) Sovereign will provide future waivers of covenant defaults. If we fail to comply with financial covenants associated with certain of our long-term debt and such failure is not cured or waived, then Sovereign may exercise any rights and remedies available under the loan agreement(s). Any such action by Sovereign would have a material adverse effect on our financial condition and ability to continue as a going concern. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (10), Long-Term Debt, Net and Note (21) Subsequent Events” for additional disclosures related to our long-term debt and financial covenant violations.)

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Blue Dolphin experienced ownership changes in 2005 in connection with a series of private placements, and in 2012 because of a reverse acquisition. The 2012 ownership change limits our ability to utilize NOLs following the 2005 ownership change that were not previously subject to limitation. Limitations imposed on our ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect, and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes. NOLs generated after the 2012 ownership change are not subject to limitation.

At December 31, 2016 and 2015, we had $0 and approximately $8.3 million, respectively, in deferred tax assets. As of each reporting date, management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of December 31, 2016.

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

Our operations are dependent on our technology infrastructure, which includes a data network, telecommunications system, internet access, and various computer hardware equipment and software applications. Our technology infrastructure is subject to damage or interruption from several potential sources, including natural disasters, software viruses or other malware, power failures, cyber-attacks, and/or other events. To the extent that our technology infrastructure is under our control, we have implemented measures such as virus protection software and emergency recovery processes to address identified risks. However, there can be no assurance that a security breach or cyber-attack will not compromise confidential, business critical information, cause a disruption in our operations, or harm our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Refining Operations

Management has determined that there is, and the report of our independent registered public accounting firm expresses, substantial doubt about our ability to continue as a going concern.

Our auditors, UHY LLP, have indicated in their report on our financial statements for the year ended December 31, 2016, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to recurring losses from operations and the substantial decline in working capital. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon improved operating margins, the most significant driver of which is crack spreads, the availability and terms of financing for working capital to operate the Nixon Facility, purchase crude oil and condensate, and fund capital expenditures, and resolution of the contract-related dispute with GEL.  If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

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

The prices at which we sell refined petroleum products are strongly influenced by the commodity price of crude oil. If crude oil prices increase, our “refinery operations” business segment margins will fall unless we can pass along these price increases to our wholesale customers. Increases in the selling prices for refined petroleum products typically trail the rising cost of crude oil and may be difficult to implement when crude oil costs increase dramatically over a short period.

The price volatility of crude oil, other feedstocks, refined petroleum products, and fuel and utility services may have a material adverse effect on our earnings, cash flows and liquidity.

Our refining earnings, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil and condensate that are processed and blended into refined petroleum products) at which we can sell refined petroleum products. Crude oil refining is primarily a margin-based business. To improve margins, it is important for a crude oil refinery to maximize the yields of high value finished petroleum produces and to minimize the costs of feedstocks and operating expenses. When the margin between refined petroleum product prices and crude oil and other feedstock costs decreases, our margins are negatively affected. Crude oil refining margins have historically been volatile, and are likely to continue to be volatile, because of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined petroleum products, and fuel and utility services. While an increase or decrease in the price of crude oil may result in a similar increase or decrease in prices for refined petroleum products, there may be a time lag in the realization of the similar increase or decrease in prices for refined petroleum products. The effect of changes in crude oil and condensate prices on our refining margins therefore depends, in part, on how quickly and how fully refined petroleum product prices adjust to reflect these changes.

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

●
local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.

Our future success depends on our ability to acquire sufficient levels of crude oil on favorable terms to operate the Nixon Facility.

Operation of the Nixon Facility depends on our ability to purchase adequate crude supplies on favorable terms. We are currently involved in a contract-related dispute with GEL related to the Crude Supply Agreement. In connection with this dispute, GEL significantly under-delivered crude oil and condensate to the Nixon Facility during 2016 resulting in 59 days of refinery downtime. To mitigate the impact of GEL’s disruption of crude Supply to the Nixon Facility, we entered a month-to-month evergreen crude oil supply contract with a major integrated oil and gas company in June 2016, as back-up to the Crude Supply Agreement. We ceased purchases of crude oil and condensate from GEL in November 2016, and we began using an alternate crude oil and condensate supplier. We believe that adequate supplies of crude oil and condensate for the Nixon Facility will continue to be available to us from the alternate supplier. We are working to put a long-term crude supply agreement in place, however, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.

We are pursuing alternative sources to finance crude oil and condensate acquisition costs, including commodity sale and repurchase programs, inventory financing, debt financing, equity financing, or other means. We may not be successful in consummating suitable financing transactions in the time required or at all, securing financing on terms favorable to us, or obtaining crude oil and condensate at the levels needed to earn a profit and/or safely operate the Nixon Facility, any of which could adversely affect our business, results of operations and financial condition.

Downtime at the Nixon Facility could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.

The safe and reliable operation of the Nixon Facility is key to our financial performance and results of operations, and we are particularly vulnerable to disruptions in our operations because all our refining operations are conducted at a single facility. Although operating at anticipated levels, the Nixon Facility is still in a recommissioning phase and may require unscheduled downtime for unanticipated reasons, including maintenance and repairs, voluntary regulatory compliance measures, or cessation or suspension by regulatory authorities. Occasionally, the Nixon Facility experiences a temporary shutdown due to power outages because of high winds and thunderstorms. In the case of such a shutdown, the refinery must initiate a standard start-up process, and such process can last several days although we are typically able to resume normal operations the next day. Any scheduled or unscheduled downtime may result in lost margin opportunity, increased maintenance expense and a build-up of refined petroleum products inventory, which could reduce our ability to meet our payment obligations.

For the year ended December 31, 2016, the Nixon Facility operated for a total of 291 days, reflecting 75 days of refinery downtime. For the year ended December 31, 2015, the Nixon Facility operated for a total of 341 days, reflecting 24 days of refinery downtime. The significant increase in refinery downtime between the periods was primarily the result of significant under-delivery of crude oil and condensate by GEL, which resulted in 59 of the 75 days of refinery downtime. (See “Part I, Item 1A. Risk Factors” as well as “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Legal Matters” for disclosures related to the current contract-related dispute with GEL.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate. Further, LEH may, but is not required to, fund our working capital requirements in the event our internally generated cash flows and other sources of liquidity are inadequate.

If we are unable to generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or pursue our business strategies, any of which could have a material adverse effect on our results of operations or liquidity. We have relied on LEH to fund working capital requirements when cash reserves and revenue from operations, including sales of refined petroleum products and rental of petroleum storage tanks, were insufficient to fund our working capital requirements. At December 31, 2016 and 2015, accounts payable to LEH was $0.

In the event our working capital requirements are inadequate, or we are otherwise unable to secure sufficient liquidity to support our short term and/or long-term capital requirements, we may not be able to meet our payment obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, any of which may have a material adverse effect on our results of operations or liquidity. Our short-term working capital needs are primarily related to acquisition of crude oil and condensate to operate the Nixon Facility, repayment of debt obligations, and capital expenditures for maintenance, upgrades, and refurbishment of equipment at the Nixon Facility. Our long-term working capital needs are primarily related to repayment of long-term debt obligations. Our liquidity will affect our ability to satisfy all these needs.

We are party to a variety of contracts and agreements with Genesis and GEL, and, if we are unable to successfully maintain this relationship, our operations, liquidity and financial condition may be harmed.

We are party to a variety of contracts and agreements with Genesis and GEL for the purchase of crude oil and condensate, transportation of crude oil and condensate, inventory risk management, and other services. Certain of these agreements with Genesis and GEL automatically renew for successive one-year terms until August 2019 unless Genesis and/or GEL provide us with notice of nonrenewal at least 180 days prior to expiration of any renewal term.

We are currently involved in a contract-related dispute with GEL. The adverse change in our relationship with Genesis and GEL has had a material adverse effect on our operations, liquidity, and financial condition.  In addition, the contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved.  We are unable to predict the outcome of the current proceedings with GEL or their ultimate impact, if any, on our business, financial condition or results of operations. However, an unfavorable resolution of the dispute could have a material adverse effect on our business, liquidity and financial condition and results of operations. (See “Part I, Item 1A. Risk Factors” as well as “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Genesis Agreements” and “Legal Matters” for disclosures related to a Joint Marketing Agreement (the “Joint Marketing Agreement”) with GEL, Crude Supply Agreement, and the current contract-related dispute with GEL.)

An unfavorable outcome of the contract-related dispute with GEL could have a material adverse effect on us.

We are a party to a contract-related dispute with GEL. Litigation and contract-related disputes through arbitration can be expensive, lengthy, disruptive to normal business operations, and divert management’s focus away from operations. We expect these effects to continue until the dispute is resolved.  Moreover, the outcomes of complex legal proceedings or contract-related disputes can be difficult to predict. An unfavorable resolution of a legal proceeding or contract-related dispute could have a material adverse effect on our business, results of operations, financial condition, and reputation. However, an unfavorable resolution of the dispute could have a material adverse effect on our business, liquidity and financial condition and results of operations.

We record provisions for pending litigation when we determine that an unfavorable outcome is likely and the loss can reasonably be estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially differ from estimates. We are unable to predict the outcome of the current proceedings with GEL or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded an asset or a liability on our consolidated balance sheet at December 31, 2016.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

 Our business may suffer if any of the executive officers or other key personnel discontinues employment with us. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain productivity.

Our future success depends on the services of the executive officers and other key personnel and on our continuing ability to recruit, train and retain highly qualified personnel in all areas of our operations. Furthermore, our operations require skilled and experienced personnel with proficiency in multiple tasks. Competition for skilled personnel with industry-specific experience is intense, and the loss of these executives or personnel could harm our business. If any of these executives or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business could be materially adversely affected.

Loss of market share by a key customer or consolidation among our customer base that could harm our operating results.

For the year ended December 31, 2016, we had 4 customers that accounted for approximately 67% of our refined petroleum product sales. At December 31, 2016 these 4 customers represented approximately $1.6 million in accounts receivable. For the year ended December 31, 2016, LEH, a related party, was 1 of our 4 significant customers. LEH accounted for approximately 27% of our refined petroleum product sales for the year ended December 31, 2016. LEH, which resells jet fuel to a government agency, represented approximately $1.6 million in accounts receivable at December 31, 2016. LEH was not a significant customer during 2015. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions” for additional disclosures with respect to related parties.)

Our customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. Our operating results could be harmed if a key customer is lost, reduces their order quantity, requires us to reduce our prices, is acquired by a competitor, or suffers financial hardship.

Additionally, our profitability could be adversely affected if there is consolidation among our customer base and our customers command increased leverage in negotiating prices and other terms of sale. We could decide not to sell our refined petroleum products to a certain customer if, because of increased leverage, the customer pressures us to reduce our pricing such that our gross profits are diminished, which could result in a decrease in our revenue. Consolidation may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors, and cancellations of orders, each of which could harm our operating results.

The sale of refined petroleum products to the wholesale market is our primary business, and if we fail to maintain and grow the market share of our refined petroleum products, our operating results could suffer.

Our success in the wholesale market depends in large part on our ability to maintain and grow our image and reputation as a reliable operator and to expand into and gain market acceptance of our refined petroleum products. Adverse perceptions of product quality, whether justified, or allegations of product quality issues, even if false or unfounded, could tarnish our reputation and cause our wholesale customers to choose refined petroleum products offered by our competitors.

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Our suppliers source a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale and may experience interruptions of supply from that region.

Our suppliers source a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale. Consequently, we may be disproportionately exposed to the impact of delays or interruptions of supply from that region caused by transportation capacity constraints, curtailment of production, unavailability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in that area.

Our refining operations and customers are primarily located within the Eagle Ford Shale and changes in the supply/demand balance in this region could result in lower refining margins.

Our primary operating asset, the Nixon Facility, is in the Eagle Ford Shale and we market our refined petroleum products in a single, relatively limited geographic area. Therefore, we are more susceptible to regional economic conditions than our more geographically diversified competitors. Should the supply/demand balance shift in our region due to changes in the local economy, an increase in refining capacity or other reasons, resulting in supply in the PADD 3 (Gulf Coast) region to exceed demand, we would have to deliver refined petroleum products to customers outside of our current operating region and thus incur considerably higher transportation costs, resulting in lower refining margins.

Hedging of our refined petroleum products and crude oil and condensate may limit our gains and expose us to other risks.

We are exposed to commodity price risk related to our crude oil and condensate and refined petroleum product inventories. Crack spreads are a significant driver of our operating margins. Our feedstock acquisition costs and refined petroleum products sales prices depend on numerous factors beyond our control. These factors include domestic and foreign market conditions, political affairs, and economic developments; import supply levels and export opportunities; existing domestic inventory levels; operating and production levels of competing refineries; expansion and/or upgrades of competitors’ facilities; governmental regulations; weather conditions; availability of and access to transportation infrastructure; availability of competing fuels; and seasonal fluctuations. Under our inventory risk management policy, we may use derivative instruments as certain of our refined petroleum product inventories exceed certain thresholds to reduce our commodity price risk. If our inventory risk management system fails and/or is implemented poorly or not at all, we could experience a negative effect on our operations, liquidity and financial condition.

Regulation of greenhouse gas emissions could increase our operational costs and reduce demand for our products.

Continued political focus on climate change, human activities contributing to the release of large amounts of carbon dioxide and other greenhouse gases into the atmosphere, and potential mitigation through regulation could have a material impact on our operations and financial results. International agreements and federal, state and local regulatory measures to limit greenhouse gas emissions are currently in various stages of discussion and implementation. These and other greenhouse gas emissions-related laws, policies, and regulations may result in substantial capital, compliance, operating, and maintenance costs. The level of expenditure required to comply with these laws and regulations is uncertain and is expected to vary depending on the laws enacted in each jurisdiction, our activities in the particular jurisdiction, and market conditions. The effect of regulation on our financial performance will depend on many factors including, among others, the sectors covered, the greenhouse gas emissions reductions required by law, the extent to which we would be entitled to receive emission allowance allocations, our ability to acquire compliance related equipment, the price and availability of emission allowances and credits, and our ability to recover incurred regulatory compliance costs through the pricing of our products. Material price increases or incentives to conserve or use alternative energy sources could also reduce demand for products we currently sell and adversely affect our sales volumes, revenues and margins.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Risks Related to Our Pipelines and Oil and Gas Properties

Requests by the BOEM to increase bonds or other sureties to maintain compliance with the BOEM’s regulations could significantly impact our liquidity and financial condition.

To cover the various obligations of lessees on the Outer Continental Shelf, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees demonstrate financial strength and reliability per regulations or post bonds or other acceptable assurances that such obligations will be satisfied, unless the BOEM exempts the lessee from such financial assurance requirements. In 2014, the BOEM issued an Advanced Notice of Proposed Rulemaking in which the agency indicated that it was considering changing the financial assurance requirements, and it currently plans to publish a revised notice to lessees in 2016.  Part of the Advanced Notice of Proposed Rulemaking includes the BOEM revising its supplemental bonding procedures by shifting from the current “waiver” model for self-insurance to a credit based model. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases.

In 2015, we received notice from the BOEM requesting additional supplemental bonds or acceptable financial assurance of approximately $4.2 million for existing pipeline rights-of-way. We are currently working with the BOEM to develop a tailored plan to address the financial assurance requirements. There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way. At December 31, 2016 and 2015, we maintained approximately $0.9 million in credit and cash-backed rights-of-way bonds issued to the BOEM.

More stringent requirements imposed by the BOEM and the BSEE related to the decommissioning, plugging, and abandonment of wells, platforms, and pipelines could materially increase our estimate of future AROs.

In 2010, the BOEM issued a notice to lessees that establishes a more stringent regimen for the timely decommissioning of what is known as “idle iron” – wells, platforms, and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease. The notice to lessees sets forth more stringent standards for decommissioning timing by requiring that any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years. Plugging or abandonment of wells may be delayed by two years if all the well’s hydrocarbon and sulfur zones are appropriately isolated. Similarly, platforms or other facilities which are no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment, and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts could cause an increase, perhaps materially, in our future plugging, abandonment, and removal costs, which may translate into a need to increase our estimate of future AROs.

Although management has used its best efforts to determine future AROs, assumptions and estimates can be influenced by many factors beyond management’s control. Such factors include, but are not limited to, changes in regulatory requirements, changes in costs for abandonment related services and technologies, which could increase or decrease based on supply and demand, and/or extreme weather conditions, such as hurricanes, which may cause structural or other damage to pipeline and related assets and oil and gas properties. At December 31, 2016 and 2015, our estimated future asset retirement obligations were approximately $2.0 million. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (11) Asset Retirement Obligations” of this Annual Report for additional information regarding asset retirement obligations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

ITEM 2.  PROPERTIES

LEH manages and operates all our properties pursuant to the Operating Agreement. We believe that our properties are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business. Following is a summary of our principal facilities and assets:

Property	Operating Subsidiary	Description	Business Segment	Owned / Leased	Location

Nixon Facility (56 acres)	Lazarus Energy, LLC Lazarus Refining & Marketing, LLC	Petroleum Processing Petroleum Storage and Terminaling	Refinery Operations	Owned	Nixon, Texas
Freeport Facility (177 acres)	Blue Dolphin Pipe Line Company	Pipeline Operations	Pipeline Transportation	Owned	Freeport, Texas
Pipelines, Oil and Gas Assets	Blue Dolphin Pipe Line Company Blue Dolphin Petroleum Company	Exploration and Production	Pipeline Transportation	Owned/ Leasehold Interests	Gulf of Mexico
Corporate Headquarters	Blue Dolphin Services Co.	Administrative Services	Corporate and Other	Leased	Houston, Texas

Nixon Facility. The 15,000 bpd Nixon Facility consists of a distillation unit, naphtha stabilizer unit, depropanizer unit, approximately 842,000 bbls of crude oil, condensate, and refined petroleum product storage capacity, as well as related loading and unloading facilities and utilities. The Nixon Facility is currently undergoing construction of an additional 256,000 bbls of petroleum storage capacity. When construction is complete, total crude oil, condensate, and refined petroleum storage capacity at the Nixon Facility will exceed 1,000,000 bbls. The Nixon Facility is pledged as collateral under certain of our long-term debt as discussed in Part II, Item 8 “Financial Statements and Supplementary Data – Note (12) Long-Term Debt” of this Annual Report.

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

Pipelines and Oil and Gas Assets. The following provides a summary of our pipeline and oil and gas assets, all of which are in the Gulf of Mexico:

			Natural Gas
			Capacity
Pipeline	Ownership	Miles	(MMcf/d)

Blue Dolphin Pipeline(1)	100%	38	180
GA 350 Pipeline(1)	100%	13	65
Omega Pipeline(2)	100%	18	110

(1) Currently inactive.
(2) Currently abandoned in place.

●
Blue Dolphin Pipeline – The Blue Dolphin Pipeline consists of 16-inch and 20-inch offshore pipeline segments, including a trunk line and lateral lines, that run from an offshore anchor platform in Galveston Area Block 288 to our Freeport Facility;

●
GA 350 Pipeline – The GA 350 Pipeline is an 8-inch offshore pipeline extending from Galveston Area Block 350 to a subsea interconnect and tie-in with a transmission pipeline in Galveston Area Block 391; and

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

●
Omega Pipeline – The Omega Pipeline is a 12-inch offshore pipeline that originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342, where it was previously connected to the High Island Offshore System.

Management performed periodic impairment testing of our pipeline and facilities assets in the fourth quarter of 2016. Upon completion of that testing, we recorded an impairment expense of $968,684 related to our pipeline assets at December 31, 2016. All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. However, management believes our pipeline assets have future value based on large-scale, third-party production facility expansion projects near the pipelines. Our oil and gas properties were fully impaired in 2011.

Oil and gas properties include a 2.5% working interest and a 2.008% net revenue interest in High Island Block 115, a 0.5% overriding royalty interest in Galveston Area Block 321, and a 2.88% working interest and 2.246% net revenue interest in High Island Block 37. Our oil and gas properties had no production during the years ended December 31, 2016 and 2015, and all leases associated with our oil and gas properties have expired. Accordingly, our oil and gas properties were fully impaired in 2011.

Corporate Headquarters. We lease 13,878 square feet of office space, 7,389 square feet of which is used and paid for by LEH. Our office lease is discussed more fully in Part II, Item 8 “Financial Statements and Supplementary Data – Note (15) Leases” of this Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

Genesis Contract-Related Dispute

We are party to a variety of contracts and agreements with Genesis and GEL for the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services.

In May 2016, GEL filed, in state district court in Harris County, Texas, a petition and application for a temporary restraining order, temporary injunction, and permanent injunction (the “Petition”) against LE and LEH. The Petition alleges that LE breached the Joint Marketing Agreement, and that LEH tortiously interfered with the Joint Marketing Agreement, concerning an agreement by LEH to supply jet fuel acquired from LE to a government agency. The Petition primarily sought temporary and permanent injunctions related to sales of product from the Nixon Facility to this customer. In June 2016, the court issued a temporary injunction against LE and LEH as requested by GEL. LE believes that GEL’s claims in the Petition are without merit and is defending the matter vigorously.

In a matter separate from the above referenced Petition, LE filed a demand for arbitration in June 2016, pursuant to the terms of the Dispute Resolution Agreement between the parties (the “Arbitration”). The Arbitration alleges that GEL breached the Crude Supply Agreement by:

(i)
overcharging for crude oil and condensate based on Genesis’ cost as defined in the Crude Supply Agreement,
(ii)
overcharging for trucking costs, and
(iii)
significantly under-delivering crude oil and condensate, resulting in 59 days of refinery downtime and significant decreases in refinery throughput, refinery production, and refined petroleum product sales for the year ended December 31, 2016.

GEL has made counter claims in the Arbitration with allegations against LE similar to those made in the Petition.  GEL is seeking substantial damages, as well as recovery of attorneys’ fee and costs, totaling approximately $44.0 million in the aggregate, based on allegations of breach of contract, fraudulent transfer and unjust enrichment.  We believe GEL’s counter claims are without merit and are defending them vigorously in the Arbitration.  However, any determination by the arbitrator that we owe significant damages to GEL would have a material adverse effect on our business, liquidity and financial condition and results of operations.  If GEL were awarded significant damages, we may not be able to pay such damages, which would affect our ability to continue as a going concern.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

A hearing date to discuss and attempt to resolve the Petition and Arbitration was set for February 2017, however, the hearing date was rescheduled to April 2017. The adverse change in our relationship with Genesis and GEL has had a material adverse effect on our operations, liquidity, and financial condition. In addition, the contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved.  We are unable to predict the outcome of the current proceedings with GEL or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded an asset or a liability on our consolidated balance sheet at December 31, 2016. However, an unfavorable resolution of the dispute could have a material adverse effect on our business, liquidity and financial condition and results of operations.

Other Legal Matters

From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings. Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock currently trades on the OTCQX U.S. Premier tier of the OTC Markets under the ticker symbol “BDCO." The following table sets forth, for the periods indicated, the high and low bid prices for our Common Stock as reported by the OTC Markets. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low

2016
December 31	$3.90	$2.62
September 30	$4.10	$1.69
June 30	$4.30	$4.00
March 31	$5.01	$3.60

2015
December 31	$5.51	$3.77
September 30	$5.35	$3.51
June 30	$7.00	$4.49
March 31	$5.00	$4.00

Stockholders

At March 31, 2017, we had 273 record holders of our Common Stock. We have approximately 3,000 beneficial holders of our Common Stock.

Dividends

Under certain of our secured loan agreements, we are restricted from declaring or paying any dividend on our Common Stock without the prior written consent of the lender.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this Annual Report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. The cautionary statements made in this Annual Report should be read as applying to all related forward-looking statements wherever they appear in this Annual Report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements due to many factors, including those we discuss under “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report. You should read such risk factors and forward-looking statements in this Annual Report.

Company Overview

See “Part I, Item 1. Business” included in this Annual Report for detailed information related to our business and operations.

Major Influences on Results of Operations

Our refinery operations business segment represented approximately 99% of total revenue for the years ended December 31, 2016 and 2015. As a margin-based business, our refinery operations are primarily affected by crack spreads, our product slate, and refinery downtime.

Crack Spreads

The prices of crude oil and refined petroleum products are the most significant driver of margins, and they have historically been subject to wide fluctuations. Our cost to acquire crude oil and condensate and the price for which our refined petroleum products are ultimately sold depend on the economics of supply and demand. Supply and demand are affected by numerous factors, most, if not all, of which are beyond our control, including:

●
Domestic and foreign market conditions, political affairs, and economic developments;

●
Import supply levels and export opportunities;

●
Existing domestic inventory levels;

●
Operating and production levels of competing refineries;

●
Expansion and/or upgrades of competitors’ facilities;

●
Governmental regulations (e.g., mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles);

●
Weather conditions;

●
Availability of and access to transportation infrastructure;

●
Availability of competing fuels (e.g., renewables); and

●
Seasonal fluctuations.

For the year ended December 31, 2016, our average crack spread was $1.67 per bbl compared to $7.17 per bbl for the year ended December 31, 2015, reflecting a decrease of $5.50 per bbl. Our gross profit between the periods decreased $22,303,396, or 79%, primarily because of lower crack spreads.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Product Slate

Management periodically determines whether to change product mix, as well as maintain, increase, or decrease inventory levels based on various factors. These factors include the crude oil pricing market in the U.S. Gulf Coast region, the refined petroleum products market in the same region, the relationship between these two markets, fulfilling contract demands, and other factors that may impact our operations, financial condition, and cash flows.

During 2016, we adjusted our product slate. We increased production of military jet fuel and ceased production of Jet A fuel. Military jet fuel and Jet A fuel are produced by separating the distillate stream into kerosene and diesel and blending the kerosene with a portion of the heavy naphtha stream.   Jet A fuel, and to a greater extent military jet fuel, are considered higher value products, significantly upgrading the value of the naphtha component. To offset weaker demand for HOBM in the U.S. local market, we also began selling low-sulfur diesel to customers that export to Mexico. HOBM and low-sulfur diesel are produced from our heavy oil stream.

Refinery Downtime

The safe and reliable operation of the Nixon Facility is key to our financial performance and results of operations, and we are particularly vulnerable to disruptions in our operations because all our refining operations are conducted at a single facility. Although operating at anticipated levels, the Nixon Facility is still in a recommissioning phase and may require unscheduled downtime for unanticipated reasons, including maintenance and repairs, voluntary regulatory compliance measures, or cessation or suspension by regulatory authorities. Occasionally, the Nixon Facility experiences a temporary shutdown due to power outages from high winds and thunderstorms. In the case of such a shutdown, the refinery must initiate a standard start-up process, and such process can last several days although we are typically able to resume normal operations the next day. Any scheduled or unscheduled downtime may result in lost margin opportunity, increased maintenance expense and a build-up of refined petroleum products inventory, which could reduce our ability to meet our payment obligations.

During the year ended December 31, 2016, GEL significantly under-delivered crude oil and condensate to the Nixon Facility. This resulted in significant refinery downtime and significant decreases in refinery throughput and refinery production for 2016. For the year ended December 31, 2016, the Nixon Facility had 75 days of refinery downtime (59 days of which was attributable to GEL) compared to 24 days of refinery downtime for the year ended December 31, 2015. On a calendar day basis, total refinery throughput and total refinery production decreased 1,632 bpd, or approximately 14%, and 1,657 bpd, or approximately 15%, respectively, for the year ended December 31, 2016 compared to the same period in 2015.

Although GEL resumed deliveries of crude oil and condensate to the Nixon Facility intermittently from July to December 2016, the adverse change in our relationship with Genesis and GEL has had a material adverse effect on our operations, liquidity, and financial condition. We are unable to predict the outcome of the current proceedings with GEL or their ultimate impact, if any, on our business, financial condition or results of operations. (See “Part I, Item 1A. Risk Factors” as well as “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Legal Matters” for disclosures related to the current contract-related dispute with GEL.)

Key Relationships

Relationship with LEH

We are party to a variety of contracts and agreements with LEH, including an Operating Agreement, a Product Sales Agreement, a Terminal Services Agreement, a Loan and Security Agreement, and a Promissory Note. In addition, we currently rely on advances from LEH to fund our working capital requirements. LEH may, but is not required to, fund our working capital requirements. There can be no assurances that LEH will continue to fund our working capital requirements. (See “Part I, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions” for a summary of the contracts and agreements that we have in place with LEH.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Relationship with Genesis and GEL

We are party to a variety of contracts and agreements with Genesis and GEL for the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Genesis Agreements” for a summary of the contracts and agreements that we have in place with Genesis and GEL.) We currently have a contract-related dispute with GEL related to these agreements. In connection with this dispute, GEL significantly under-delivered crude oil and condensate to the Nixon Facility during 2016. This resulted in significant refinery downtime and a significant decrease in refinery throughput and refined petroleum product sales for the year ended December 31, 2016. Although GEL resumed deliveries of crude oil and condensate to the Nixon Facility intermittently from July to December 2016, the adverse change in our relationship with Genesis and GEL has had a material adverse effect on our operations, liquidity, and financial condition.  In addition, the contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved.  We are unable to predict the outcome of the current proceedings with Genesis and GEL or their ultimate impact, if any, on our business, financial condition or results of operations. However, an unfavorable resolution of the dispute could have a material adverse effect on our business, liquidity and financial condition and results of operations. (See “Part I, Risk Factors” as well as “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Legal Matters” and for disclosures related to the current contract-related dispute with GEL.)

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

●
Consolidated results, which reflect financial results for our Refinery Operations and Pipeline Transportation business segments;

●
Non-GAAP financial results; and

●
Refinery Operations business segment results.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
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

Easement, Interest and Other Income. Reflects income related to an easement agreement with FLNG Land II, Inc., a Delaware corporation (“FLNG”), which was recorded as land easement revenue and recognized monthly as earned. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – FLNG Easement Agreements” for additional discussion of easement income.

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

Total Refinery Production. Refers to the volume processed as output through the Nixon Facility. Refinery production includes finished petroleum products, such as jet fuel and exportable low-sulfur diesel, and intermediate petroleum products, such as LPG, naphtha, HOBM and AGO.

Total Refinery Throughput. Refers to the volume processed as input through the Nixon Facility. Refinery throughput includes crude oil and condensate and other feedstocks.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Year Ended December 31, 2016 (the “Current Year”) Compared to Year Ended December 31, 2015 (the “Prior Year”).

Total Revenue from Operations. For the Current Year we had total revenue from operations of $167,855,316 compared to total revenue from operations of $221,732,620 for the Prior Year. The approximate 24% decrease in total revenue from operations between the periods was primarily the result of lower refinery throughput and lower refined product prices. Lower refinery throughput for the Current Year was due to significant under-delivery of crude oil and condensate by GEL. Most of our revenue in the Current Year came from refined petroleum product sales, which generated revenue of $165,413,778, or more than 99% of total revenue from operations, compared to $220,438,588, or more than 99% of total revenue from operations, in the Prior Year. We recognized $2,366,548 in tank rental revenue in the Current Year compared to $1,147,568 in the Prior Year. The significant increase in tank rental revenue between the Current Year and Prior Year primarily related to the addition of a new tank rental lease agreement.

Cost of Refined Products Sold. Cost of refined products sold was $161,714,526 for the Current Year compared to $193,216,959 for the Prior Year. The approximate 16% decrease in cost of refined products sold was the result of lower crude costs per bbl and a decrease in refinery throughput in the Current Year compared to the Prior Year.

Gross Profit. For the Current Year gross profit totaled $6,065,801 compared to $28,369,197 for the Prior Year, representing a decrease of $22,303,396. The approximate 79% decrease in gross profit between the periods primarily related to lower crack spreads. Our average crack spread was $1.67 per bbl for the Current Year compared to $7.17 per bbl for the Prior Year, reflecting a decrease of $5.50 per bbl.

Refinery Operating Expenses. We recorded refinery operating expenses of $12,040,676 in the Current Year compared to $11,683,658 in the Prior Year, an increase of approximately 3%. Refinery operating expenses per bbl of throughput were $3.35 in the Current Year compared to $2.80 in the Prior Year. The $0.55 increase in refinery operating expenses per bbl of throughput between the periods was primarily the result of lower refinery throughput and an increase in off-site tank leasing expense in the Current Year. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions” for additional disclosures related to components of refinery operating expenses.)

JMA Profit Share. Under the Joint Marketing Agreement, Gross Profits are shared between the parties. If Gross Profits are positive, then the JMA Profit Share will reflect an expense to us. If Gross Profits are negative, then the JMA Profit Share will reflect a credit to us. For the Current Year, the JMA Profit Share was $359,260 compared to $5,820,329 for the Prior Year.  The significant reduction in JMA Profit Share between the periods was the result of the significant decrease in Gross Profits and lower Performance Fees under the Joint Marketing Agreement. Factors that contributed to the decrease in Gross Profits were significantly lower refined product prices and lower sales volume between the periods. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Genesis Agreements” for further discussion related to the Joint Marketing Agreement, JMA Profit Share, Gross Profits and the contract-related dispute with GEL.)

General and Administrative Expenses. We incurred general and administrative expenses of $2,708,594 in the Current Year compared to $1,525,577 in the Prior Year. The significant increase in general and administrative expenses in the Current Year compared to the Prior Year primarily related to an increase in legal fees associated with the contract-related dispute with GEL.

Depletion, Depreciation and Amortization. We recorded depletion, depreciation and amortization expenses of $1,935,644 in the Current Year compared to $1,647,586 in the Prior Year. The approximate 17% increase in depletion, depreciation and amortization expenses for the Current Year compared to the Prior Year primarily related to additional depreciable refinery assets that were placed in service.

Impairment Expense. Impairment expense totaled $968,684 for the Current Year compared to $0 for the Prior Year. All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor are being permanently abandoned, and no new third-party wells are being drilled near our pipelines. Consequently, we fully impaired our pipeline assets at December 31, 2016, resulting in the impairment expense of $968,684.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Easement, Interest and Other Income. We recorded $1,924,893 in easement, interest and other income for the Current Year compared to $980,266 in the Prior Year. Easement, interest and other income in the Current Year included a write down of $1,377,546 related to accounts payable. Easement, interest and other income in the Prior Year included recognition of a one-time gain of $660,000 related to the Grynberg Matter. Excluding the non-recurring write down of accounts payable in the Current Year and the one-time gain in the Prior Year, easement, interest and other income increased by approximately 71% between the periods.

Income Tax Expense. We recognized an income tax expense of $3,607,237 in the Current Year compared to an income tax expense of $2,434,302 in the Prior Year. Income tax expense in the Current Year related to recording a full valuation allowance against deferred tax assets. Income tax expense in the Prior Year primarily related to deferred federal income taxes. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (16) Income Taxes” for additional disclosures related to income taxes.)

Net Income (Loss). For the Current Year, we reported a net loss of $15,767,448, or a loss of $1.51 per share, compared to net income of $4,403,239, or income of $0.42 per share, for the Prior Year. The $1.93 per share decrease in net income between the periods was the result of lower refined petroleum product sales, higher refinery operating expenses, and income tax expense.

Underlying factors that contributed to the net loss for the Current Year include: (i) decreased margins on refined petroleum products because of lower crack spreads and (ii) GEL significantly under-delivering crude oil and condensate to the Nixon Facility, which resulted in significant refinery downtime and significant decreases in refinery throughput and refined petroleum product sales.

Non-GAAP Financial Measures

To supplement our consolidated results, management uses certain non-GAAP financial measures. Management believes that Adjusted EBITDA and EBITDA help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. These non-GAAP financial measures are reconciled to GAAP-based results below. These non-GAAP financial measures should not be considered an alternative for GAAP results. The adjustments are provided to enhance an overall understanding of our financial performance for the applicable periods and are indicators management believes are relevant and useful. These performance measures may differ from similar calculations used by other companies within the petroleum industry, thereby limiting their usefulness as a comparative measure. (See “Part II, Item 8. Financial Statements and Supplementary Data” for comparative GAAP results.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Adjusted EBITDA and EBITDA, Reconciliation to GAAP.

	Years Ended December 31,
	2016				2015
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$167,780,326	$74,990	$-	$167,855,316	$221,586,156	$146,464	$-	$221,732,620
Less: cost of operations(1)	(175,340,816)	(1,467,021)	(983,112)	(177,790,949)	(205,403,355)	(45,931)	(1,215,929)	(206,665,215)
Other non-interest income(2)	-	1,914,607	-	1,914,607	-	312,500	660,000	972,500
Adjusted EBITDA	(7,560,490)	522,576	(983,112)	(8,021,026)	16,182,801	413,033	(555,929)	16,039,905
Less: JMA Profit Share(3)	(359,260)	-	-	(359,260)	(5,820,329)	-	-	(5,820,329)
EBITDA	$(7,919,750)	$522,576	$(983,112)	$(8,380,286)	$10,362,472	$413,033	$(555,929)	$10,219,576

Depletion, depreciation and
amortization				(1,935,644)				(1,647,586)
Interest expense, net				(1,844,281)				(1,734,449)

Income before income taxes				(12,160,211)				6,837,541

Income tax expense				(3,607,237)				(2,434,302)

Net income				$(15,767,448)				$4,403,239

(1)
Operation cost within the Refinery Operations and Pipeline Transportation segments includes related general, administrative, and accretion expenses. Operation cost within the Pipeline Transportation Operation cost includes related impairment expense. Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees, and legal expense.

(2)
Other non-interest income reflects FLNG easement revenue. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – FLNG Easement Agreements” for further discussion related to FLNG.)

(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Genesis Agreements” for further discussion of the Joint Marketing Agreement and the contract-related dispute with GEL.)

Adjusted EBITDA and EBITDA, Current Year Compared to Prior Year.

For the Current Year, refinery operations adjusted EBITDA, total adjusted EBITDA, refinery operations EBITDA, and total EBITDA decreased significantly compared to the Prior Year. The significant decreases were primarily the result of lower margins from refined petroleum products and lower refinery throughput. Margins decreased primarily because of lower crack spreads. Lower refinery throughput for the Current Year was due to significant under-delivery of crude oil and condensate by GEL. (See “Part I, Item 1A. Risk Factors” as well as “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Legal Matters” for disclosures related to the current contract-related dispute with GEL.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Operations Adjusted EBITDA. Refinery operations adjusted EBITDA for the Current Year was a loss of $7,560,490 compared to income of $16,182,801 for the Prior Year. This represented a decrease in refinery operations adjusted EBITDA of $23,743,291 for the Current Year compared to the Prior Year.

Total Adjusted EBITDA. Total adjusted EBITDA for the Current Year was a loss of $8,021,026 compared to income of $16,039,905 for the Prior Year. This represented a decrease in total adjusted EBITDA of $24,060,931 for the Current Year compared to the Prior Year.

Refinery Operations EBITDA. Refinery operations EBITDA for the Current Year was a loss of $7,919,750 compared to income of $10,362,472 for the Prior Year. This represented a decrease in refinery operations EBITDA of $18,282,222 for the Current Year compared to the Prior Year.

Total EBITDA. Total EBITDA for the Current Year was a loss of $8,380,286 compared to income of $10,219,576 for the Prior Year. This represented a decrease in total EBITDA of $18,599,862 for the Current Year compared to the Prior Year.

Refinery Operating Income (Loss), Reconciliation to GAAP.

	2016	2015

Total refined petroleum product sales	$165,413,778	$220,438,588
Less: Cost of refined petroleum products sold	(161,714,526)	(193,216,959)
Less: Refinery operating expenses	(12,040,676)	(11,683,658)
Refinery operating income before JMA Profit Share	(8,341,424)	15,537,971
Less: JMA Profit Share	(359,260)	(5,820,329)

Refinery operating income (loss)	$(8,700,684)	$9,717,642

Total refined petroleum product sales (bbls)	3,638,620	3,955,757

Refinery Operating Income (Loss), Current Year Compared to Prior Year.

For the Current Year, refinery operating loss totaled $8,700,684 compared to refinery operating income of $9,717,642 for the Prior Year, representing a decrease of $18,418,326. The loss for the Current Year was primarily a result of lower margins from refined petroleum products and lower refinery throughput. Margins on refined petroleum products decreased primarily because of lower crack spreads. Lower refinery throughput for the Current Year was due to significant under-delivery of crude oil and condensate by GEL. (See “Part I, Item 1A. Risk Factors” as well as “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Legal Matters” for disclosures related to the current contract-related dispute with GEL.)

Refinery Operations Business Segment Results

During the Current Year, our average crack spread was $1.67 per bbl compared to $7.17 per bbl for the Prior Year, reflecting a decrease of $5.50 per bbl. Our gross profit between the periods decreased $22,303,396, or 79%, primarily because of lower crack spreads.

In addition, GEL significantly under-delivered crude oil and condensate to the Nixon Facility. This resulted in lower refinery throughput and significant refinery downtime in the Current Year compared to the Prior Year. Although GEL resumed deliveries of crude oil and condensate to the Nixon Facility intermittently from July to December 2016, the adverse change in our relationship with Genesis and GEL has had a material adverse effect on our operations, liquidity, and financial condition. In addition, the contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved.  We are unable to predict the outcome of the current proceedings with Genesis and GEL or their ultimate impact, if any, on our business, financial condition or results of operations. However, an unfavorable resolution of the dispute could have a material adverse effect on our business, liquidity and financial condition and results of operations. (See “Part I, Item 1A. Risk Factors” as well as “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Legal Matters” for disclosures related to the current contract-related dispute with GEL.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Throughput and Production Data.

Following are refinery operational metrics for the Nixon Facility:

	2016	2015

Calendar Days	366	365
Refinery downtime	(75)	(24)
Operating Days	291	341

Total refinery throughput (bbls)	3,594,231	4,179,952
Operating days:
bpd	12,351	12,258
Capacity utilization rate	82.3%	81.7%
Calendar days:
bpd	9,820	11,452
Capacity utilization rate	65.5%	76.3%

Total refinery production (bbls)	3,496,011	4,091,203
Operating days:
bpd	12,014	11,998
Capacity utilization rate	80.1%	80.0%
Calendar days:
bpd	9,552	11,209
Capacity utilization rate	63.7%	74.7%

Note:	The difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents refinery fuel use and loss.

Current Year Compared to Prior Year.

Refinery Downtime. The Nixon Facility operated for a total of 291 days in the Current Year, reflecting 75 days of refinery downtime. Comparatively, the Nixon Facility operated for a total of 341 days in the Prior Year, reflecting 24 days of refinery downtime. The significant increase in refinery downtime between the periods was primarily the result of significant under-delivery of crude oil and condensate by GEL. Refinery downtime in the Current Year attributable to GEL was 59 days. Refinery downtime in the Prior Year related to scheduled and unscheduled maintenance. (See “Part I, Item 1A. Risk Factors” as well as “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Legal Matters” for disclosures related to the current contract-related dispute with GEL.)

Total Refinery Throughput. On an operating day basis, total refinery throughput was flat for the Current Year compared to the Prior Year. The Nixon Facility processed 12,351 bpd of crude oil and condensate for the Current Year compared to 12,258 bpd of crude oil and condensate for the Prior Year, an increase of 93 bpd. On a calendar day basis, total refinery throughput decreased approximately 14% for the Current Year compared to the Prior Year. The Nixon Facility processed 9,820 bpd of crude oil and condensate for the Current Year compared to 11,452 bpd of crude oil and condensate for the Prior Year, a decrease of 1,632 bpd. The sharp decrease on a calendar day basis related to significant refinery downtime in the Current Year.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Refinery Production. On an operating day basis, total refinery production was also flat for the Current Year compared to the Prior Year. The Nixon Facility produced 12,014 bpd of refined petroleum products for the Current Year compared to 11,998 bpd of refined petroleum products for the Prior Year, an increase of 16 bpd. On a calendar day basis, total refinery production decreased approximately 15% for the Current Year compared to the Prior Year. The Nixon Facility produced 9,552 bpd of refined petroleum products for the Current Year compared to 11,209 bpd of refined petroleum products for the Prior Year, a decrease of 1,657 bpd. The sharp decrease on a calendar day basis related to significant refinery downtime in the Current Year.

Capacity Utilization Rate. On an operating day basis, the capacity utilization rate for both refinery throughput and refinery production increased less than 1% for the Current Year compared to the Prior Year. The capacity utilization rate for refinery throughput for the Current Year was 82.3% compared to 81.7% for the Prior Year. The capacity utilization rate for refinery production for the Current Year was 80.1% compared to 80.0% for the Prior Year. On barrel a per day basis, capacity utilization rate between the periods increased slightly because of higher total refinery throughput and total refinery production.

On a calendar day basis, the capacity utilization rate for both refinery throughput and refinery production decreased approximately 11% for the Current Year compared to the Prior Year. The capacity utilization rate for refinery throughput for the Current Year was 65.5% compared to 76.3% for the Prior Year. The capacity utilization rate for refinery production for the Current Year was 63.7% compared to 74.7% for the Prior Year. On a barrel per day basis, capacity utilization rate between the periods decreased significantly because of lower total refinery throughput and total refinery production.

Refined Petroleum Product Sales Summary.

(See “Part II, Item 8. Financial Statements and Supplementary Data - Note (14) Concentration of Risk” for a discussion of refined petroleum product sales.)

Refined Petroleum Product Economic Hedges.

Under our inventory risk management policy, commodity futures contracts are used to mitigate the volatile change in value for certain of our refined petroleum product inventories. For the Current Year, our refinery operations business segment recognized a loss of $2,629,298 on settled transactions and a gain of $183,400 on the change in value of open contracts from December 31, 2015 to December 31, 2016. For the Prior Year, our refinery operations business segment recognized a gain of $4,409,913 on settled transactions and a loss of $679,300 on the change in value of open contracts from December 31, 2014 to December 31, 2015. Although commodity price increases were similar between the periods, larger volumes were hedged in the Current Year compared to the Prior Year.

Liquidity and Capital Resources

Overview

Our primary use of cash flow is to operate the Nixon Facility, purchase crude oil and condensate, and fund capital expenditures. Our primary sources of liquidity have been cash reserves, revenue from operations, LEH, and borrowings under bank facilities. Our liquidity was severely constrained in 2016, principally because of lower crack spreads and lower refinery throughput. As discussed within this “Liquidity and Capital Resources” section, management has determined that there is substantial doubt about our ability to continue as a going concern due to consecutive quarterly net losses, insufficient working capital, litigation risk, crude supply issues, and financial covenant defaults in secured loan agreements. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Operating Risks-Going Concern” for additional discussion related to going concern.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We are taking aggressive actions to improve operations and liquidity by: (i) continuing with Nixon Facility capital improvements, including upgrading the refinery’s heat exchangers and increasing petroleum storage tank capacity, (ii) increasing military jet fuel sales and low-sulfur diesel exports to Mexico, (iii) restructuring customer contracts as they come up for renewal to incorporate minimum sales volumes, (iv) working to secure a long-term crude oil and condensate supply arrangement, (v) exploring alternative funding sources for crude oil and condensate purchases, and (vi) seeking additional financing to meet ongoing liquidity needs. Management is confident that it is taking the necessary steps to assist the Company in executing its plan. However, there can be no assurance that our plan will be successful or that we will be able to obtain additional financing on commercially reasonable terms or at all.

Crude Oil and Condensate Supplies

Operation of the Nixon Facility depends on our ability to purchase adequate crude supplies on favorable terms. We are currently involved in a contract-related dispute with GEL related to the Crude Supply Agreement. In connection with this dispute, GEL significantly under-delivered crude oil and condensate to the Nixon Facility during 2016. This resulted in 59 days of refinery downtime and significant decreases in refinery throughput and refined petroleum product sales for the year ended December 31, 2016. The contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved, which management believes will occur in the first half of 2017. We are unable to predict the outcome of the current proceedings with GEL or their ultimate impact, if any, on our business, financial condition or results of operations.

To mitigate the impact of GEL’s disruption of crude Supply to the Nixon Facility, we entered a month-to-month evergreen crude oil supply contract with a major integrated oil and gas company in June 2016, as back-up to the Crude Supply Agreement. We ceased purchases of crude oil and condensate from GEL in November 2016, and we began using an alternate crude oil and condensate supplier.

We believe that adequate supplies of crude oil and condensate for the Nixon Facility will continue to be available to us from the alternate supplier. We are working to put a long-term crude supply agreement in place, however, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.

We are pursuing alternative sources to finance crude oil and condensate acquisition costs, including commodity sale and repurchase programs, inventory financing, debt financing, equity financing, or other means. We may not be successful in consummating suitable financing transactions in the period required or at all, securing financing on terms favorable to us, or obtaining crude oil and condensate at the levels needed to earn a profit and/or safely operate the Nixon Facility, any of which could adversely affect our business, results of operations and financial condition.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flow

Our cash flow from operations for the periods indicated was as follows:

	Years Ended December 31,
	2016	2015

Cash flow from operations
Adjusted income (loss) from operations	$(9,257,921)	$9,798,849
Change in assets and current liabilities	5,378,581	(2,745,987)
Total cash flow from operations	(3,879,340)	7,052,862
Cash inflows (outflows)
Proceeds from issuance of debt	7,118,969	38,000,000
Payments on debt	(3,701,616)	(12,881,612)
Change in restricted cash for investing activities	-	-
Capital expenditures	(14,100,897)	(11,370,993)
Change in debt issue costs, net	-	(2,456,352)
Change in restricted cash for financing activities	-	-
Total cash outflows	(10,683,544)	11,291,043
Total change in cash flows	$(14,562,884)	$18,343,905

We experienced negative cash flow from operations of $3,879,341 for the Current Year compared to positive cash flow from operations of $7,052,862 for the Prior Year, reflecting a $10,932,203 decrease in cash flow from operations between the periods. The decrease was primarily the result of sustaining net losses for the Current Year compared to net income for the Prior Year. Underlying factors that contributed to the net loss for the Current Year include: (i) lower margins on refined petroleum products primarily related to lower crack spreads, (ii) GEL significantly under-delivering crude oil and condensate to the Nixon Facility as discussed above, and (iii) income tax expense.

Working Capital

During the Current Year, we obtained working capital from related parties under a loan agreement and promissory notes totaling $7,118,969. We had a working capital deficit of $37,812,263 at December 31, 2016 compared to a working capital deficit of $598,807 at December 31, 2015. The significant increase in working capital deficit between the periods primarily related to reclassification of secured long-term debt (and the related debt issue costs) with Sovereign Bank (“Sovereign”) to the current portion within long-term debt. Excluding long-term debt, we had a working capital deficit of $6,099,927 at December 31, 2016 compared to a working capital deficit of $598,807 at December 31, 2015. The significant increase in working capital deficit between the periods was primarily the result of sustaining net losses in 2016 compared to net income in 2015.

As discussed elsewhere within this “Liquidity and Capital Resources” section, the contract-related dispute with GEL has affected our ability to obtain working capital through financings. We expect this to continue until the dispute is resolved, which management believes will occur in the first half of 2017.

To meet ongoing operational needs, we are exploring alternative funding sources, including inventory financing, to improve available working capital. We are also relying on LEH to fund working capital requirements when cash reserves and revenue from operations, including sales of refined petroleum products and rental of petroleum storage tanks, are insufficient to fund our working capital requirements. There can be no assurance that we will be able to obtain additional financing on commercially reasonable terms or at all, or that LEH will continue to fund our working capital requirements when our internally generated cash flows and other sources of liquidity are inadequate.

Our short-term working capital needs are primarily related to acquisition of crude oil and condensate to operate the Nixon Facility, repayment of debt obligations, and capital expenditures for maintenance, upgrades, and refurbishment of equipment at the Nixon Facility. Our long-term working capital needs are primarily related to repayment of long-term debt obligations. In addition, we continue to utilize capital to reduce operational, safety and environmental risks. We have taken standard steps to conserve working capital and reduce costs. These steps include renegotiation/bidding of services and support contracts as they come up for renewal, reducing personnel overtime hours, delaying payments to vendors, and/or renegotiating alternative payment terms.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Spending

Management believes capital and efficiency improvements that began in late 2015 and continued throughout 2016 have positioned us for near-term profitability and long-term sustainability. These capital improvements primarily related to construction of new petroleum storage tanks to add to existing petroleum storage tank capacity. In 2016, we completed construction of four new tanks, and we began construction of several additional new tanks that will be completed in 2017. New petroleum storage tanks at the Nixon Facility support future increased refinery throughput, allow for the purchase of different crude types to maximize product yields and margins, and provide an opportunity to generate additional tank rental revenue by leasing to third-parties. When expansion of the Nixon Facility is complete, total crude oil, condensate, and refined petroleum product storage capacity will exceed 1,000,000 bbls.

Capital expenditures at the Nixon Facility are being funded by Sovereign long-term debt that was secured in 2015. Available funds under these loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. Restricted cash (current portion) represents funds to pay outstanding construction invoices and to fund construction contingencies. Restricted cash (current portion) totaled $3,347,835 and $3,175,299 at December 31, 2016 and 2015, respectively. Restricted cash, non-current represents funds held in our disbursement account with Sovereign to complete construction of new petroleum storage tanks. Restricted cash, noncurrent totaled $1,582,305 and $15,616,478 at December 31, 2016 and 2015, respectively.

Capital expenditures as of the dates indicated were as follows:

	Years Ended December 31,
	2016	2015

Cash disbursements	$14,100,897	$11,370,993
Accounts payable(1)	2,286,082	873,665
	$16,386,979	$12,244,658

(1) Represents construction-related vendor invoices awaiting payment from the loan disbursement account.

We estimate capital spending in 2017 to approximate $3.3 million. Capital expenditures, which will be funded by remaining amounts available under bank facilities secured in 2015 with Sovereign, will primarily be for completion of petroleum storage tanks at the Nixon Facility.

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (10) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

Contractual Obligations

Related Party. We are a party to agreements with Ingleside Crude, LLC (“Ingleside”), Lazarus Marine Terminal I, LLC (“LMT”), LEH, and Jonathan Carroll. Ingleside is a related party of LEH and Jonathan Carroll. LMT is a related party of LEH and Jonathan Carroll. LEH, our controlling shareholder, owns approximately 81% of our Common Stock. Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH. We believe these related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions.

Genesis. We are party to a variety of contracts and agreements with Genesis and its affiliates for the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. Certain of these agreements with Genesis and GEL have successive one-year renewals until August 2019 unless sooner terminated by Genesis or GEL with 180 days’ prior written notice.  We are currently involved in a dispute with GEL over certain contractual matters. The adverse change in our relationship with Genesis and GEL has had a material adverse effect on our operations, liquidity, and financial condition.  In addition, the contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved.  We are unable to predict the outcome of the current proceedings with GEL or their ultimate impact, if any, on our business, financial condition or results of operations. However, an unfavorable resolution of the dispute could have a material adverse effect on our business, liquidity and financial condition and results of operations. (See “Part I, Item 1A. Risk Factors” as well as “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Genesis Agreements” and “Legal Matters” for a summary of the Joint Marketing Agreement and Crude Supply Agreement and disclosures related to the current contract-related dispute with Genesis.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Supplemental Pipeline Bonds. In October 2016, we received a letter from the Bureau of Ocean Energy Management (the “BOEM”) summarizing the amount required as additional security on our existing pipeline rights-of-way. The letter, which is a courtesy and does not constitute a formal order by the BOEM, requested that we provide additional supplemental bonds or acceptable financial assurance of approximately $4.6 million. At December 31, 2016 and 2015, we maintained approximately $0.9 million in credit and cash-backed rights-of-way bonds issued to the BOEM. Of the 5 rights-of-way reflected in the BOEM’s October 2016 letter, one right-of-way was abandoned-in-place in 1997. We requested permits from the Bureau of Safety and Environmental Enforcement (the “BSEE”) to decommission and abandon-in-place 3 of the rights-of-way in April 2016, one of which also requires approval from the U.S. Army Corps of Engineers. There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way. If we are required by the BOEM to provide significant additional supplemental bonds or acceptable financial assurance, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (20) Commitments and Contingencies – Supplemental Pipeline Bonds” for a discussion of supplemental pipeline bonding requirements.)

Indebtedness

The principal balances outstanding on our long-term debt, net (including related party) for the periods indicated were as follow:
	December 31,
	2016	2015

First Term Loan Due 2034	$23,924,607	$24,643,081
Second Term Loan Due 2034	9,729,853	10,000,000
LEH Loan Agreement	4,000,000	-
Ingleside Note	722,278	-
Notre Dame Debt	1,300,000	1,300,000
Carroll Note	592,412	-
Term Loan Due 2017	184,994	924,969
Capital Leases	135,879	304,618
	40,590,023	37,172,668

Less: Long-term debt less unamortized	(32,212,336)	(1,934,932)
debt issue costs and long-term debt,
related party, current portion

Less: Unamoritized debt issue costs	(2,262,997)	(2,391,482)
	$6,114,690	$32,846,254

Additions to long-term debt in the Current Year totaled $7,118,969 and related to a loan agreement with LEH and promissory notes with LEH, Ingleside and Jonathan Carroll. Payments on long-term debt totaled $3,701,616 for the Current Year compared to $12,881,612 in the Prior Year. The Current Year amount reflects payment of $1,797,172 on the promissory note with LEH Note and $7,107 on the promissory note with Ingleside. The Prior Year amount reflects payment of $8,545,466 on a loan to American First National Bank.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At December 31, 2016, LE and LRM were in violation of certain financial covenants related to the First Term Loan Due 2034, Second Term Loan Due 2034, and Term Loan Due 2017. Covenant defaults under the secured loan agreements would permit Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of the year ended December 31, 2016. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations.

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Operating Risks-Going Concern, Note (10) Long-Term Debt, Net, and Note (21) Subsequent Events” for additional disclosures related to long-term debt financial covenant violations.

See “Contractual Obligations – Related Party” within the Liquidity and Capital Resources section for additional disclosures with respect to related party indebtedness.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Long-Lived Assets

Refinery and Facilities. Additions to refinery and facilities assets are capitalized. Expenditures for repairs and maintenance are included as operating expenses under the Operating Agreement and covered by LEH. Management expects to continue making improvements to the Nixon Facility based on technological advances.

We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations. For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service. We did not record any impairment of our refinery and facilities assets for the years ended December 31, 2016 and 2015.

Pipelines and Facilities Assets. We record pipelines and facilities at cost less any adjustments for depreciation or impairment. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) guidance on accounting for the impairment or disposal of long-lived assets, we evaluate our pipeline and facilities assets for impairment on a periodic basis, usually annually, and when events or circumstances indicate that the carrying value of these assets may not be recoverable.

Management performed periodic impairment testing of our pipeline and facilities assets in the fourth quarter of 2016. Upon completion of that testing, we recorded an impairment expense of $968,684 related to our pipeline assets at December 31, 2016. All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. However, management believes our pipeline assets have future value based on large-scale, third-party production facility expansion projects near the pipelines. Construction in Progress. Construction in progress expenditures, which relate to construction and refurbishment activities at the Nixon Facility, are capitalized as incurred. Depreciation begins once the asset is placed in service.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenue Recognition

Regarding our finished products, low-sulfur diesel is sold to customers that export to Mexico and jet fuel is sold in nearby markets to wholesalers. Our intermediate products, including LPG, naphtha, HOBM, and AGO, are primarily sold to wholesalers and refiners for further blending and processing. Revenue from refined petroleum product sales is recognized when sales prices are fixed or determinable, collectability is reasonably assured, and title passes. Title passage occurs when refined petroleum products are delivered in accordance with the terms of the respective sales agreements, and customers assume the risk of loss when title is transferred. Transportation, shipping and handling costs incurred are included in cost of refined products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of December 31, 2016.FASB ASC guidance related to income taxes also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.
(See “Part II, Item 8. Financial Statements and Supplementary Data - Note (16) Income Taxes” for further information related to income taxes.)

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board (“FASB”) issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB Accounting Standards Codification, including changes to non-authoritative SEC content. For the year ended December 31, 2016, we adopted the following recently issued ASU’s:

ASU 2016-18, Statement of Cash Flows (Topic 230: Restricted Cash (a Consensus of the FASB Emerging Issues Task Force. In November 2016, FASB issued ASU 2016-18, which will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this accounting pronouncement effective December 31, 2016. Accordingly, our consolidated statement of cash flows for the year ended December 31, 2015 was changed to combine restricted cash with cash and cash equivalents.

ASU 2015-17, Income Taxes (Topic 740). In November 2015, FASB issued ASU 2015-17. This guidance simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent instead of separated into current and noncurrent. We adopted this accounting pronouncement effective April 1, 2016. Accordingly, our consolidated balance sheet at December 31, 2015 was changed to reclassify approximately $3.5 million previously reported as deferred tax assets, current portion, net to deferred tax assets, net.

ASU 2015-03, Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. In April 2015, FASB issued ASU 2015-03. This guidance requires debt issue costs to be presented as an offset to their related debt. We adopted this accounting pronouncement effective January 1, 2016. Accordingly, our consolidated balance sheet at December 31, 2015 was changed to reclassify approximately $2.4 million previously reported as debt issue costs as a direct deduction of long-term debt. The adoption of ASU 2015-03 had no material impact on our consolidated financial position, results of operations, or cash flows.

ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). In August 2014, FASB issued ASU 2014-15, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one-year period after the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. We adopted this accounting pronouncement effective December 31, 2016. Our assessment of our ability to continue as a going concern is further discussed in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Operating Risk-Going Concern” in this Annual Report. The adoption of ASU 2016-18 affected our disclosure requirements.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Crude oil refining is primarily a margin-based business where both crude oil and refined petroleum products are commodities with prices that are highly volatile. Although the Nixon Facility’s product slate and refinery downtime affect our results of operations, crack spread (differential between the cost of our feedstocks and the sales price of our refined petroleum products) is the most significant driver.

Under our inventory risk management policy, we may use derivative instruments as certain of our refined petroleum product inventories exceed certain thresholds to reduce our commodity price risk. If our inventory risk management system fails and/or is implemented poorly or not at all, we could experience a negative effect on our operations, liquidity and financial condition.

At December 31, 2016, we performed a sensitivity analysis to determine the impact of an increase in the market price of commodity contracts for our economic hedges. Based on this sensitivity analysis, we determined that an increase of $1.00 per barrel in commodity contracts held at December 31, 2016 would have no effect as we held no open commodity instruments at December 31, 2016.

Interest Rate Risk

We are exposed to interest rate volatility regarding existing variable rate debt that is tied to movements in the U.S. Prime Rate. At December 31, 2016, we had $33,839,454 of variable interest debt with a weighted average interest rate at year end of approximately 6.25%. At December 31, 2016, we performed a sensitivity analysis to determine the impact of an increase in interest rates. Based on this sensitivity analysis, we determined that an increase of 1% in our average floating interest rates at December 31, 2016 would increase interest expense by approximately $338,395 per year.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Remainder of Page Intentionally Left Blank

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Blue Dolphin Energy Company

We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These concolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Dolphin Energy Company and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) to the consolidated financial statements, the Company has suffered operating losses and negative cash flows from operations, has a working capital deficiency and is in violation of certain financial covenants in their secured loan agreements. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note (1) to the consolidated financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ UHY LLP
UHY LLP
Sterling Heights, Michigan
March 31, 2017

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,152,628	$1,853,875
Restricted cash	3,347,835	3,175,299
Accounts receivable, net	2,022,166	5,457,245
Accounts receivable, related party	1,161,589	-
Prepaid expenses and other current assets	1,046,191	939,690
Deposits	138,957	395,414
Inventory	2,075,538	7,808,318
Total current assets	10,944,904	19,629,841

Total property and equipment, net	62,324,463	48,841,812
Restricted cash, noncurrent	1,582,305	15,616,478
Surety bonds	205,000	1,022,000
Trade name	303,346	303,346
Deferred tax assets, net	-	3,607,237
Total long-term assets	64,415,114	69,390,873
TOTAL ASSETS	$75,360,018	$89,020,714

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,552,383	$14,882,714
Accounts payable, related party	369,600	300,000
Asset retirement obligations, current portion	17,510	38,644
Accrued expenses and other current liabilities	1,281,582	2,990,891
Interest payable, current portion	323,756	81,467
Long-term debt less unamortized debt issue costs, current portion	31,712,336	1,934,932
Long-term debt, related party, current portion	500,000	-
Total current liabilities	48,757,167	20,228,648

Long-term liabilities:
Asset retirement obligations, net of current portion	2,010,129	1,947,220
Deferred revenues and expenses	83,390	125,085
Long-term debt less unamortized debt issue costs, net of current portion	1,300,000	32,846,254
Long-term debt, related party, net of current portion	4,814,690	-
Long-term interest payable, net of current portion	1,691,383	1,482,801
Total long-term liabilities	9,899,592	36,401,360

TOTAL LIABILITIES	58,656,759	56,630,008

Commitments and contingencies (Note 19)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,624,714 and
10,603,802 shares issued at December 31, 2016 and December 31, 2015, respectively)	106,248	106,038
Additional paid-in capital	36,818,528	36,738,737
Accumulated deficit	(19,421,517)	(3,654,069)
Treasury stock, 150,000 shares at cost	(800,000)	(800,000)
Total stockholders' equity	16,703,259	32,390,706
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,360,018	$89,020,714

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015

REVENUE FROM OPERATIONS
Refined petroleum product sales	$165,413,778	$220,438,588
Tank rental revenue	2,366,548	1,147,568
Pipeline operations	74,990	146,464
Total revenue from operations	167,855,316	221,732,620

COST OF OPERATIONS
Cost of refined products sold	161,714,526	193,216,959
Refinery operating expenses	12,040,676	11,683,658
Joint Marketing Agreement profit share	359,260	5,820,329
Pipeline operating expenses	340,550	(142,250)
Lease operating expenses	45,043	30,023
General and administrative expenses	2,708,594	1,525,577
Depletion, depreciation and amortization	1,935,644	1,647,586
Impairment expense	968,684	-
Bad debt expense (recovery)	(139,868)	139,874
Other operating expenses	-	-
Accretion expense	112,744	211,375
Total cost of operations	180,085,853	214,133,131
Income (loss) from operations	(12,230,537)	7,599,489

OTHER INCOME (EXPENSE)
Easement, interest and other income	1,924,893	980,266
Interest and other expense	(1,854,567)	(1,742,214)
Total other expense	70,326	(761,948)
Income (loss) before income taxes	(12,160,211)	6,837,541
Income tax expense	(3,607,237)	(2,434,302)
Net income (loss)	$(15,767,448)	$4,403,239

Income (loss) per common share:
Basic	$(1.51)	$0.42
Diluted	$(1.51)	$0.42

Weighted average number of common shares outstanding:
Basic	10,464,061	10,451,832
Diluted	10,464,061	10,451,832

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Consolidated Statements of Stockholders’ Equity

	Common Stock
			Additional				Total
			Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Shares	Cost	Equity
Balance at December 31, 2014	10,599,444	$105,995	$36,718,781	$(8,057,308)	(150,000)	$(800,000)	$27,967,468

Common stock issued for services	4,358	43	19,956	-	-	-	19,999
Net income	-	-	-	4,403,239	-	-	4,403,239

Balance at December 31, 2015	10,603,802	$106,038	$36,738,737	$(3,654,069)	(150,000)	$(800,000)	$32,390,706

Common stock issued for services	20,912	210	79,791	-	-	-	80,001
Net loss	-	-	-	(15,767,448)	-	-	(15,767,448)

Balance at December 31, 2016	10,624,714	$106,248	$36,818,528	$(19,421,517)	(150,000)	$(800,000)	$16,703,259

See accompanying notes to consolidated financial statements.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(15,767,448)	$4,403,239
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	1,935,644	1,647,586
Unrealized loss (gain) on derivatives	(183,400)	679,300
Deferred tax expense	3,607,237	2,152,869
Amortization of debt issue costs	128,485	544,607
Accretion expense	112,744	211,375
Common stock issued for services	80,001	19,999
Recovery of bad debt	(139,868)	139,874
Impairment of fixed assets	968,684	-
Changes in operating assets and liabilities
Accounts receivable	3,574,947	2,883,058
Accounts receivable, related party	(1,161,589)	-
Prepaid expenses and other current assets	95,449	(168,232)
Deposits and other assets	1,073,457	293,084
Inventory	5,732,780	(4,607,667)
Accounts payable, accrued expenses and other liabilities	(4,006,063)	(272,062)
Accounts payable, related party	69,600	(874,168)
Net cash provided by (used in) operating activities	(3,879,340)	7,052,862

INVESTING ACTIVITIES
Capital expenditures	(14,100,897)	(11,370,993)
Net cash used in investing activities	(14,100,897)	(11,370,993)

FINANCING ACTIVITIES
Proceeds from issuance of debt	7,118,969	38,000,000
Payments on debt	(3,701,616)	(12,881,612)
Payment of debt issue costs	-	(2,456,352)
Net cash provided by financing activities	3,417,353	22,662,036
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,562,884)	18,343,905

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	20,645,652	2,301,747
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$6,082,768	$20,645,652

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable	$2,286,082	$873,665
Interest paid	$2,357,237	$1,608,808
Income taxes paid	$-	$139,500

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Notes to Consolidated Financial Statements

(1)	Organization

Nature of Operations. Blue Dolphin Energy Company (“Blue Dolphin,”) is primarily an independent refiner and marketer of petroleum products. Our primary asset is a 15,000-bpd crude oil and condensate processing facility that is in Nixon, Texas (the “Nixon Facility”). As part of our refinery business segment, we conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility. We also own pipeline assets and have leasehold interests in oil and gas properties. (See “Note (4) Business Segment Information” for further discussion of our business segments.)

Structure and Management. Blue Dolphin was formed as a Delaware corporation in 1986. We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”), which owns approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). LEH manages and operates all our properties pursuant to an Operating Agreement (the “Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. (See “Note (8) Related Party Transactions,” “Note (10) Long-Term Debt, Net,” and “Note (20) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Operating Agreement, and Jonathan Carroll.)

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

●
Blue Dolphin Petroleum Company, a Delaware corporation.

●
Blue Dolphin Services Co., a Texas corporation.

See "Part I, Item 1. Business and Item 2. Properties” within this Annual Report on Form 10-K (this “Annual Report”) for additional information regarding our operating subsidiaries, principal facilities, and assets.

References in this Annual Report to “we,” “us,” and “our” are to Blue Dolphin and its subsidiaries unless otherwise indicated or the context otherwise requires.

Operating Risks – Going Concern. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. Execution of our business strategy depends on several factors, including adequate crude oil and condensate sourcing, levels of accounts receivable, refined petroleum product inventories, accounts payable, capital expenditures, and adequate access to credit on satisfactory terms. For the year ended December 31, 2016, execution of our business strategy was negatively impacted by several factors, including:

●
Net Losses – For the year ended December 31, 2016, we reported a net loss of $15,767,448, or a loss of $1.51 per share, compared to net income of $4,403,239, or income of $0.42 per share, for the year ended December 31, 2015. The $1.93 per share decrease in net income between the periods was the result of lower margins on refined petroleum products, lower refinery throughput, higher refinery operating expenses, and income tax expense. Margins on refined petroleum products decreased primarily because of lower crack spreads.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

●
Working Capital Deficits – We had a working capital deficit of $37,812,263 at December 31, 2016 compared to a working capital deficit of $598,807 at December 31, 2015. The significant increase in working capital deficit between the periods primarily related to reclassification of secured long-term debt (and the related debt issue costs) with Sovereign Bank (“Sovereign”) to the current portion within long-term debt. Excluding long-term debt, we had a working capital deficit of $6,099,927 at December 31, 2016, compared to a working capital deficit of $598,807 at December 31, 2015. The significant increase in working capital deficit between the periods was primarily the result of sustaining net losses in 2016 compared to net income in 2015 as described above.

●
Adverse Change in Relationship with Genesis Energy, LLP (“Genesis”) and GEL Tex Marketing, LLC (“GEL”) – We are party to a variety of contracts and agreements with Genesis and GEL for the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. We currently have a contract-related dispute with GEL related to certain of these agreements. The adverse change in our relationship with Genesis and GEL has had a material adverse effect on our operations, liquidity, and financial condition. In addition, the contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved.  We are unable to predict the outcome of the current proceedings with Genesis and GEL or their ultimate impact, if any, on our business, financial condition or results of operations. However, an unfavorable resolution of the dispute could have a material adverse effect on our business, liquidity and financial condition and results of operations.

●
Crude Supply Issues – Historically, we purchased light crude oil and condensate for the Nixon Facility from GEL pursuant to a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”). As noted above, we are currently involved in a contract-related dispute with GEL related to the Crude Supply Agreement. In connection with this dispute, GEL significantly under-delivered crude oil and condensate to the Nixon Facility during 2016. This resulted in 59 days of refinery downtime and a significant decrease in refinery throughput and refined petroleum product sales for the year ended December 31, 2016. Consequently, we ceased purchases of crude oil and condensate from GEL in November 2016, and we began using an alternate crude oil and condensate supplier. We believe that adequate supplies of crude oil and condensate for the Nixon Facility will continue to be available to us from the alternate supplier. We are working to put a long-term crude supply agreement in place, however, our ability to purchase adequate supplies of crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by the contract-related dispute with GEL and other factors, as noted above.

●
Financial Covenant Defaults – At December 31, 2016, we were in violation of certain financial covenants in secured loan agreements with Sovereign. Covenant defaults under the secured loan agreements would permit Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of the year ended December 31, 2016. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2016 due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations.

We are taking aggressive actions to improve operations and liquidity by: (i) continuing with Nixon Facility capital improvements, including upgrading the refinery’s heat exchangers and increasing petroleum storage tank capacity, (ii) increasing military jet fuel sales and low-sulfur diesel exports to Mexico, (iii) restructuring customer contracts as they come up for renewal to incorporate minimum sales volumes, (iv) working to secure a long-term crude oil and condensate supply arrangement, (v) exploring alternative funding sources for crude oil and condensate purchases, and (vi) seeking additional financing to meet ongoing liquidity needs. There can be no assurance that our plan will be successful or that we will be able to obtain additional financing on commercially reasonable terms or at all.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

For additional disclosures related to our agreements and the contract-related dispute with GEL, financial covenant violations, and risk factors that could materially affect our future results of operations, refer to the following sections within this Annual Report:

●
Part I, Item 1A. Risk Factors

●
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
  –
Key Relationships – Relationship with Genesis and GEL
  –
Results of Operations – Non-GAAP Financial Measures

●
Part II, Item 8. Financial Statements and Supplementary Data:
  –
Note (10) Long-Term Debt, Net
  –
Note (20) Commitments and Contingencies – Genesis Agreements and Legal Matters
  –
Note (21) Subsequent Events

(2)	Basis of Presentation

Our consolidated financial statements include Blue Dolphin and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for consolidated financial information pursuant to the rules and regulations of the SEC under Regulation S-X and the instructions to Form 10-K. In management’s opinion, all adjustments considered necessary for a fair presentation have been included, disclosures are adequate, and the presented information is not misleading.

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

Use of Estimates. We have made several estimates and assumptions related to the reporting of our consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. We believe our current estimates are reasonable and appropriate, however, actual results could differ from those estimated.

Cash and Cash Equivalents. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts. Cash and cash equivalents totaled $1,152,628 and $1,853,875 at December 31, 2016 and 2015, respectively.

Restricted Cash. At December 31, 2016, total restricted cash was $4,930,140, comprised of restricted cash (current portion) totaling $3,347,835 and restricted cash, noncurrent totaling $1,582,305. At December 31, 2015, total restricted cash was $18,791,777, comprised of restricted cash (current portion) totaling $3,175,299 and restricted cash, noncurrent totaling $15,616,478. Restricted cash (current portion) primarily represents: (i) amounts held in our disbursement account with Sovereign attributable to construction invoices awaiting payment from that account, (ii) a payment reserve account held by Sovereign as security for payments under a loan agreement, and (iii) a construction contingency account under which Sovereign will fund contingencies. Restricted cash, noncurrent represents funds held in the Sovereign disbursement account for payment of future construction related expenses to build new petroleum storage tanks. (See “Note (10) Long-Term Debt, Net” for additional disclosures related to our loan agreements with Sovereign.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due on any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all our aged accounts receivable for collectability and establish an allowance for individual customer balances as necessary. Allowance for doubtful accounts totaled $0 and $139,868 at December 31, 2016 and 2015, respectively.

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

Derivatives. We are exposed to commodity prices and other market risks including gains and losses on certain financial assets because of our inventory risk management policy. Under our inventory risk management policy, commodity futures contracts may be used to mitigate the change in value for certain of our refined petroleum product inventories subject to market price fluctuations. The physical inventory volumes are not exchanged and these contracts are net settled with cash.

Although these commodity futures contracts are not subject to hedge accounting treatment under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) guidance, we record the fair value of these hedges in our consolidated balance sheet each financial reporting period because of contractual arrangements under which we are exposed to the potential gains or losses. We recognize all commodity hedge positions as either current assets or current liabilities in our consolidated balance sheets, and those instruments are measured at fair value. Changes in the fair value from financial reporting period to financial reporting period are recognized in our consolidated statements of operations. Net gains or losses associated with these transactions are recognized within cost of refined products sold in our consolidated statements of operations using mark-to-market accounting.

(See “Note (18) Fair Value Measurement” and “Note (19) Inventory Risk Management” for additional disclosures related to derivatives.)

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

Pipelines and Facilities. We record pipelines and facilities at cost less any adjustments for depreciation or impairment. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance on accounting for the impairment or disposal of long-lived assets, we evaluate our pipeline and facilities assets for impairment on a periodic basis, usually annually, and when events or circumstances indicate that the carrying value of these assets may not be recoverable.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Management performed periodic impairment testing of our pipeline and facilities assets in the fourth quarter of 2016. Upon completion of that testing, we recorded an impairment expense of $968,684 related to our pipeline assets at December 31, 2016. All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. However, management believes our pipeline assets have future value based on large-scale, third-party production facility expansion projects near the pipelines.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Our oil and gas properties had no production during the years ended December 31, 2016 and 2015. All leases associated with our oil and gas properties have expired, and our oil and gas properties were fully impaired in 2011.

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

Intangibles – Other. We have an intangible asset consisting of the Blue Dolphin Energy Company trade name in the amount of $303,346 on our consolidated balance sheets at December 31, 2016 and 2015. We have determined the trade name to have an indefinite useful life. We account for other intangible assets under FASB ASC guidance related to intangibles, goodwill, and other. Under the guidance, we test intangible assets with indefinite lives annually for impairment. Management performed its regular annual impairment testing of trade name in the fourth quarter of 2016. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2016.

Debt Issue Costs. We have debt issue costs related to certain refinery and facilities assets debt. Debt issue costs are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related asset accounts and expensed as interest expense. Debt issue costs are reflected as a direct reduction of the associated debt on our consolidated balance sheets. See “Note (10) Long-Term Debt, Net” for additional disclosures related to debt issue costs.

Revenue Recognition.

Refined Petroleum Products Revenue. Regarding our finished products, low-sulfur diesel is sold to customers that export to Mexico and jet fuel is sold to LEH for resale to a government agency. Our intermediate products, including LPG, naphtha, HOBM, and AGO, are primarily sold in nearby markets to wholesalers and refiners for further blending and processing. Revenue from refined petroleum products sales is recognized when sales prices are fixed or determinable, collectability is reasonably assured, and title passes. Title passage occurs when refined petroleum products are delivered in accordance with the terms of the respective sales agreements, and customers assume the risk of loss when title is transferred. Transportation, shipping, and handling costs incurred are included in cost of refined products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Deferred Revenue. In 2014, we increased the ownership interest in our pipeline assets from approximately 83% to 100% pursuant to an Asset Sale Agreement (the “Purchase Agreement”) with a former partner. Pursuant to the Purchase Agreement, the former partner paid us $100,000 in cash, and a surety company $850,000 in cash as collateral for supplemental pipeline bonds for our benefit in exchange for the payment and discharge of all payables, claims, and obligations related to the pipeline assets. We recorded the amount received for our benefit related to the supplemental pipeline bonds as deferred revenue. We recognized the deferred revenue on a straight-line basis through December 31, 2018, the expected retirement date of the associated assets. In 2015, a significant portion of the remaining deferred revenue was recognized as a result of abandoning a segment of the pipeline assets. (See “Part I, Business – Governmental Regulation – Offshore Safety and Environmental Oversight – Decommissioning Requirements” in our Annual Report for a discussion related to supplemental pipeline bonds.)

Income Taxes. We account for income taxes under FASB ASC guidance related to income taxes, which requires recognition of income taxes based on amounts payable with respect to the current yearly period and the effects of deferred taxes for the expected future tax consequences of events that have been included in our financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that a portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any net operating loss (“NOL”) carryforwards. When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of December 31, 2016.

FASB ASC guidance related to income taxes also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

(See “Note (16) Income Taxes” for further information related to income taxes.)

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
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

(See “Note (11) Asset Retirement Obligations” for additional information related to our AROs.)

Computation of Earnings Per Share. We apply the provisions of FASB ASC guidance for computing earnings per share (“EPS”). The guidance requires the presentation of basic EPS, which excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The guidance requires dual presentation of basic EPS and diluted EPS on the face of our consolidated statements of operations and requires a reconciliation of the denominator of basic EPS and diluted EPS. Diluted EPS is computed by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the earnings of the entity.

The number of shares related to options, warrants, restricted stock, and similar instruments included in diluted EPS is based on the “Treasury Stock Method” prescribed in FASB ASC guidance for computation of EPS. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and, for restricted stock, the amount of compensation cost attributed to future services that has not yet been recognized and the amount of any current and deferred tax benefit that would be credited to additional paid-in-capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock, and similar instruments is dependent on this average stock price and will increase as the average stock price increases. (See “Note (17) Earnings Per Share” for additional information related to EPS.)

Stock-Based Compensation. In accordance with FASB ASC guidance for stock-based compensation, share-based payments to directors, including the issuance of restricted common stock, are measured at fair value as of the date of grant and are expensed in our consolidated statements of operations over the service period (generally the vesting period).

Treasury Stock. We account for treasury stock under the cost method. When treasury stock is re-issued, the net change in share price after acquisition of the treasury stock is recognized as a component of additional paid-in-capital in our consolidated balance sheets. (See “Note (13) Treasury Stock” for additional disclosures related to treasury stock.)

New Pronouncements Adopted. The FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB ASC, including changes to non-authoritative SEC content. For the year ended December 31, 2016, we adopted the following recently issued ASU’s:

ASU 2016-18, Statement of Cash Flows (Topic 230: Restricted Cash (a Consensus of the FASB Emerging Issues Task Force. In November 2016, FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this accounting pronouncement effective December 31, 2016. Accordingly, our consolidated statement of cash flows for the year ended December 31, 2015 was changed to combine restricted cash with cash and cash equivalents.

ASU 2015-17, Income Taxes (Topic 740). In November 2015, FASB issued ASU 2015-17. This guidance simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent instead of separated into current and noncurrent. We adopted this accounting pronouncement effective April 1, 2016. Accordingly, our consolidated balance sheet at December 31, 2015 was changed to reclassify approximately $3.5 million previously reported as deferred tax assets, current portion, net to deferred tax assets, net.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

ASU 2015-03, Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. In April 2015, FASB issued ASU 2015-03. This guidance requires debt issue costs to be presented as an offset to their related debt. We adopted this accounting pronouncement effective January 1, 2016. Accordingly, our consolidated balance sheet at December 31, 2015 was changed to reclassify approximately $2.4 million previously reported as debt issue costs as a direct deduction of long-term debt.

ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). In August 2014, FASB issued ASU 2014-15, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one-year period after the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. We adopted this accounting pronouncement effective December 31, 2016. Our assessment of our ability to continue as a going concern is further discussed in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Part II, Item 8. Financial Statements and Supplementary Data -- Note (1) Organization – Operating Risk-Going Concern” in this Annual Report.  The adoption of ASU 2014-15 affected our disclosure requirements.

New Pronouncements Issued, Not Yet Effective. The following are recently issued, but not yet effective, ASU’s that may influence our consolidated financial position, results of operations, or cash flows:

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016, FASB issued ASU 2016-15. This guidance addresses eight specific cash flow issues to reduce future diversity of practice. For public business entities, the amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated statements of cash flows.

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In May 2014, FASB and the International Accounting Standards Board (the “IASB”) issued ASU 2014-09, a converged standard on recognition of revenue from contracts with customers. In June 2014, the FASB and the IASB (collectively, the “Accounting Boards”) formed the FASB-IASB Joint Transition Resource Group for Revenue Recognition (the “TRG”). The primary objective of the TRG is to inform the Accounting Boards about potential implementation issues that could arise when organizations implement the new revenue guidance. Resultant ASU’s as part of the TRG process associated with ASU 2014-09 include:

●
ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date;

●
ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net);

●
ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;

●
ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update);

●
ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and

●
ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

We are evaluating the impact that adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which relate to Revenue from Contracts with Customers (Topic 606), will have on our consolidated financial statements.

Other new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

Reclassification. We have reclassified certain prior year amounts to conform to our 2016 presentation.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

(4)	Business Segment Information

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

Business segment information for the periods indicated (and as of the dates indicated), was as follows:

	Years Ended December 31,
	2016				2015
	Segment				Segment
	Refinery	Pipeline	Corporate &		Refinery	Pipeline	Corporate &
	Operations	Transportation	Other	Total	Operations	Transportation	Other	Total
Revenue from operations	$167,780,326	$74,990	$-	$167,855,316	$221,586,156	$146,464	$-	$221,732,620
Less: cost of operations(1)	(175,340,816)	(1,467,021)	(983,112)	(177,790,949)	(205,403,355)	(45,931)	(1,215,929)	(206,665,215)
Other non-interest income(2)	-	1,914,607	-	1,914,607	-	312,500	660,000	972,500
Adjusted EBITDA(3)	(7,560,490)	522,576	(983,112)	(8,021,026)	16,182,801	413,033	(555,929)	16,039,905
Less: JMA Profit Share(4)	(359,260)	-	-	(359,260)	(5,820,329)	-	-	(5,820,329)
EBITDA(3)	$(7,919,750)	$522,576	$(983,112)		$10,362,472	$413,033	$(555,929)

Depletion, depreciation and
amortization				(1,935,644)				(1,647,586)
Interest expense, net				(1,844,281)				(1,734,449)

Income (loss) before income taxes				(12,160,211)				6,837,541

Income tax expense				(3,607,237)				(2,434,302)

Net income (loss)				$(15,767,448)				$4,403,239

Capital expenditures	$16,386,979	$-	$-	$16,386,979	$12,244,658	$-	$-	$12,244,658

Identifiable assets(5)	$74,236,629	$763,596	$359,793	$75,360,018	$82,605,078	$2,338,107	$4,077,529	$89,020,714

(1)
Operation cost within the Refinery Operations and Pipeline Transportation segments includes related general, administrative, and accretion expenses. Operation cost within the Pipeline Transportation segment includes related impairment expense. Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs, such as accounting fees, director fees, and legal expense.

(2)	Other non-interest income reflects FLNG Land II, Inc. (“FLNG”) easement revenue. (See “Note (20) Commitments and Contingencies – FLNG Easement Agreements” for further discussion related to FLNG.)
(3)
Adjusted EBITDA and EBITDA are non-GAAP financial measures. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to adjusted EBITDA and EBITDA.

(4)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement. (See “Note (20) Commitments and Contingencies – Genesis Agreements” for further discussion related to the Joint Marketing Agreement and the contract-related dispute with GEL.)

(5)	Identifiable assets for the prior year period reflect reclassification of debt issue costs as a reduction in long-term debt to conform to the 2016 presentation.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	December 31,
	2016	2015

Short-term tax bond	$505,000	$-
Prepaid exise taxes	292,338	-
Prepaid insurance	248,853	315,120
Prepaid related party operating expenses	-	624,570
Unrealized hedging gains	-	-

	$1,046,191	$939,690

(6)	Inventory

Inventory as of the dates indicated consisted of the following:

	December 31,
	2016	2015

Jet fuel	$964,124	$309,850
Naphtha	533,580	5,007,576
HOBM	212,987	2,045,784
Chemicals	182,751	278,278
AGO	143,362	122,777
Crude oil and condensate	26,123	7,152
Propane	11,318	17,860
LPG mix	1,293	19,041
	$2,075,538	$7,808,318

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	December 31,
	2016	2015

Refinery and facilities	$50,814,309	$40,195,928
Pipelines and facilities	-	2,127,207
Onshore separation and handling facilities	-	325,435
Land	602,938	602,938
Other property and equipment	652,795	644,795
	52,070,042	43,896,303

Less: Accumulated depletion, depreciation, and amortization	(6,685,244)	(6,234,161)
	45,384,798	37,662,142

Construction in progress	16,939,665	11,179,670

	$62,324,463	$48,841,812

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s useful life. Interest cost capitalized was $2,108,298 and $556,032 at December 31, 2016 and 2015, respectively.

(8)	Related Party Transactions

Agreement Summaries. We are party to several agreements with related parties. We believe these related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions. A summary of these agreements follows:

LEH. We are party to an Operating Agreement, a Product Sales Agreement, a Terminal Services Agreement, a Loan and Security Agreement, and a Promissory Note with LEH. LEH, our controlling shareholder, owns approximately 81% of our Common Stock. Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH.

Operating Agreement. LEH manages and operates all our properties pursuant to the Operating Agreement. The Operating Agreement expires upon the earliest to occur of: (a) the date of the termination of the Joint Marketing Agreement pursuant to its terms, (b) August 2018, or (c) upon written notice of either party to the Operating Agreement of a material breach of the Operating Agreement by the other party. For services rendered under the Operating Agreement, LEH receives reimbursements and fees as follows:

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

●
Fees – For management and operation of the Nixon Facility, LEH receives: (i) weekly payments to cover direct expenses incurred, (ii) $0.25 for each bbl processed at the Nixon Facility up to a maximum quantity of 10,000 bbls per day determined monthly, and (iii) $2.50 for each bbl processed at the Nixon Facility more than 10,000 bbls per day determined monthly. Amounts expensed as fees to LEH are reflected within refinery operating expenses in our consolidated statements of operations. Fees owed to LEH under the Operating Agreement, if any, are reflected within accounts payable, related party in our consolidated balance sheets.

Product Sales Agreement. Under a Product Sales Agreement, LEH purchases jet fuel and other products from the Nixon Facility for resale to a government agency. The Product Sales Agreement terminates on the earliest to occur of: (a) a one-year term expiring March 31, 2017 plus a 30-day carryover or (b) delivery of a maximum quantity of jet fuel as defined therein. Sales to LEH under the Product Sales Agreement are reflected within refined petroleum product sales in our consolidated statements of operations.

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

Loan and Security Agreement. In August 2016, BDPL entered a loan and security agreement with LEH as evidenced by a promissory note in the original principal amount of $4.0 million (the “LEH Loan Agreement”). The LEH Loan Agreement matures in August 2018, and accrues interest at rate of 16.00%. Under the LEH Loan Agreement, BDPL will make payments to LEH of $500,000 per year. A final balloon payment is due at maturity.

The proceeds of the LEH Loan Agreement were used for working capital. There are no financial maintenance covenants associated with the LEH Loan Agreement. The LEH Loan Agreement is secured by certain property owned by BDPL located in Brazoria County Texas (the "BDPL Property"). Outstanding principal and interest less associated debt issue costs owed to LEH under the LEH Loan Agreement are reflected in long-term debt, related party, current portion and long-term debt, related party, net of current portion in our consolidated balance sheets.

Promissory Note. In September 2016, Blue Dolphin entered a promissory note with LEH in the original principal amount of $1,797,172 (the “LEH Note”). The LEH Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the LEH Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to LEH under the LEH Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At December 31, 2016, the outstanding principal and interest on the LEH Note was $0.

Ingleside Crude, LLC (“Ingleside”). We are party to an Amended and Restated Tank Lease Agreement and a Promissory Note with Ingleside. Ingleside is a related party of LEH and Jonathan Carroll.

Amended and Restated Tank Lease Agreement. Pursuant to an Amended and Restated Tank Lease Agreement with Ingleside, we lease petroleum storage tanks to meet periodic, additional storage needs. The Amended and Restated Tank Lease Agreement had an initial term of 30 days with automatic 30-day renewal periods. The parties may terminate the tank lease agreement upon 30 days’ written notice. Rental fees owed to Ingleside under the tank lease agreement are reflected within accounts payable, related party in our consolidated balance sheets. Amounts expensed as rental fees to Ingleside under the Amended and Restated Tank Lease Agreement are reflected within refinery operating expenses in our consolidated statements of operations.

Promissory Note. In September 2016, Blue Dolphin entered a promissory note with Ingleside in the original principal amount of $679,385 (the “Ingleside Note”). The principal amount of the Ingleside Note was increased by $50,000 in the fourth quarter of 2016. The Ingleside Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the Ingleside Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to Ingleside under the Ingleside Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At December 31, 2016, the outstanding principal and interest on the Ingleside Note was $722,278.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Lazarus Marine Terminal I, LLC (“LMT”). We are party to a Tolling Agreement with LMT. LMT is a related party of LEH and Jonathan Carroll.

Tolling Agreement. In May 2016, we entered a Tolling Agreement with LMT to facilitate loading and unloading of our petroleum products by barge at LMT’s dock facility in Ingleside, Texas. The Tolling Agreement has a five-year term and may be terminated at any time by the agreement of both parties. We pay LMT a flat monthly reservation fee of $50,400. The monthly reservation fee includes tolling volumes up to 84,000 gallons per day. Tolling volumes more than 210,000 gallons per quarter are billed to us at $0.02 per gallon. Amounts expensed as tolling fees to LMT under the Tolling Agreement are reflected in cost of refined products sold in our consolidated statements of operations.

Jonathan Carroll. We are party to Guaranty Fee Agreements and a Promissory Note with Jonathan Carroll. Jonathan Carroll is Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin.

Guaranty Fee Agreements. Pursuant to Guaranty Fee Agreements, Jonathan Carroll receives fees for providing his personal guarantee on certain of our long-term debt. Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under certain loan agreements. Amounts owed to Jonathan Carroll under Guaranty Fee Agreements are reflected within accounts payable, related party in our consolidated balance sheets. Amounts expensed related to Guarantee Fee Agreements are reflected within interest and other expense in our consolidated statements of operations. (See “Note (10) Long-Term Debt, Net” for further discussion related to the Guaranty Fee Agreements.)

Promissory Note. In September 2016, Blue Dolphin entered a promissory note with Jonathan Carroll in the original principal amount of $422,374 (the “Carroll Note”). The principal amount of the Carroll Note was increased by $170,038 in the fourth quarter of 2016. The Carroll Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the Carroll Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to Jonathan Carroll under the Carroll Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At December 31, 2016, the outstanding principal and interest on the Carroll Note was $592,412.

Financial Statements Impact.

Consolidated Balance Sheets. At December 31, 2016, accounts receivable, related party from LEH totaled $1,161,589. Unsettled reimbursements to LEH associated with the Operating Agreement and reflected within prepaid expenses and other current assets as of the dates indicated were as follows:

	December 31,
	2016	2015

LEH	$-	$624,570
	$-	$624,570

Accounts payable, related party to Ingleside associated with the Amended and Restated Tank Lease Agreement and to LMT associated with the Tolling Agreement as of the dates indicated was as follows:

	December 31, 2016
	2016	2015

Ingleside	$-	$300,000
LMT	369,600	-
	$369,600	$300,000

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Long-term debt, related party associated with the LEH Loan Agreement, LEH Note, Ingleside Note, and Carroll Note as of the dates indicated was as follows:

	December 31,
	2016	2015

LEH	$4,000,000	$-
Ingleside	722,278	-
Jonathan Carroll	592,412	-
	5,314,690	-

Less: Long-term debt,
related party,
current portion	(500,000)	-
	$4,814,690	$-

Accrued interest associated with the LEH Loan Agreement as of the dates indicated was as follows:

	December 31,
	2016	2015

LEH	$243,556	$-
	243,556	-

Less: Interest payable,
current portion	(243,556)	-
	$-	$-

Consolidated Statements of Operations. Related party revenue from LEH associated with the Product Sales Agreement and Terminal Services Agreement for the periods indicated was as follows:

	Years Ended December 31,
	2016	2015

Refined petroleum product sales
LEH	$43,904,790	$-
Other customers	121,508,988	220,438,588
Total refined petroleum product sales	165,413,778	220,438,588

Tank rental revenue
LEH	1,125,000	-
Other customers	1,241,548	1,147,568
Total tank rental revenue	2,366,548	1,147,568

Pipeline operations
Other customers	74,990	146,464

Total revenue from operations	$167,855,316	$221,732,620

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Related party cost of goods sold associated with the Tolling Agreement with LMT for the periods indicated were as follows:

	Years Ended December 31,
	2016	2015

LMT	$369,600	$-
	$369,600	$-

Related party refinery operating expenses associated with the Operating Agreement with LEH and the Amended and Restated Tank Lease Agreement with Ingleside for the periods indicated were as follows:

	Years Ended December 31,
	2016		2015
	Amount	Per bbl	Amount	Per bbl

LEH	$11,140,676	$3.10	$11,333,658	$2.71
Ingleside	900,000	$0.25	350,000	$0.09
Jonathan Carroll	-		-

	$12,040,676	$3.35	$11,683,658	$2.80

Interest expense associated with the LEH Loan Agreement and Guaranty Fee Agreements for the periods indicated was as follows:

	Years Ended December 31,
	2016	2015

Jonathan Carroll	$692,969	$320,123
LEH	243,556	-
Ingleside	-	-
	$936,525	$320,123

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	December 31,
	2016	2015

Customer deposits	$450,000	$157,714
Unearned revenue	408,770	781,859
Other payable	189,719	103,024
Board of director fees payable	136,429	1,290,101
Insurance	67,783	-
Excise and income taxes payable	24,187	388,364
Property taxes	4,694	-
Genesis JMA Profit Share payable	-	86,429
Transportation and inspection	-	183,400
	$1,281,582	$2,990,891

(10)	Long-Term Debt, Net

Effective January 1, 2016, we adopted the provisions of the FASB ASC guidance that requires debt issue costs to be presented as an offset to their related debt. Accordingly, our consolidated balance sheet at December 31, 2015 was changed to reclassify approximately $2.4 million previously reported debt issue costs as a direct deduction of long-term debt.

Long-term debt, net, which includes related-party, represents the outstanding principal and interest of our long-term debt less associated debt issue costs. Long-term debt, net as of the dates indicated consisted of the following:

	December 31,
	2016	2015

First Term Loan Due 2034	$23,924,607	$24,643,081
Second Term Loan Due 2034	9,729,853	10,000,000
LEH Loan Agreement	4,000,000	-
Ingleside Note	722,278	-
Notre Dame Debt	1,300,000	1,300,000
Carroll Note	592,412
Term Loan Due 2017	184,994	924,969
Capital Leases	135,879	304,618
	$40,590,023	$37,172,668

Less: Long-term debt less unamortized debt issue
costs and long-term debt, related party,
current portion	(32,212,336)	(1,934,932)

Less: unamortized debt issue costs	(2,262,997)	(2,391,482)

	$6,114,690	$32,846,254

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Debt issue costs are capitalized and amortized over the terms of the underlying loan using the effective-interest method.  Debt issue costs at December 31, 2016 and 2015 related to secured loan agreements with Sovereign.

	December 31,
	2016	2015

First Term Loan Due 2034	$1,673,545	$1,673,545
Second Term Loan Due 2034	767,673	767,673

Less: Accumulated amortization	(178,221)	(49,736)
	$2,262,997	$2,391,482

Amortization expense, which is included in interest expense, was $128,233 and $544,607 for the years ended December 31, 2016 and 2015, respectively. Amortization expense for the year ended December 31, 2015 included $456,287 related to writing off debt issue costs associated with the refinance of debt owed to American First National Bank.

Accrued interest associated with our long-term debt, net is reflected as interest payable, current portion and long-term interest payable, net of current portion in our consolidated balance sheets and includes related party interest. Accrued interest as of the dates indicated consisted of the following:

	December 31,
	2016	2015

Notre Dame Debt	$1,691,383	$1,482,801
LEH Loan Agreement	243,556	-
Second Term Loan Due 2034	44,984	39,193
First Term Loan Due 2034	33,866	34,883
Capital Leases	1,165	2,612
Term Loan Due 2017	185	4,779
	2,015,139	1,564,268
Less: Interest payable, current portion	(323,756)	(81,467)
	$1,691,383	$1,482,801

At December 31, 2016, our expected future long-term debt payments were as follow:

2017	$34,475,333
2018	6,114,690
2019	-
2020	-
2021	-
Subsequent to 2021	-
$40,590,023

(See “Note (8) Related Party Transactions” for additional disclosures with respect to related party long-term debt.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

First Term Loan Due 2034. In 2015, LE entered a loan agreement and related security agreement with Sovereign as administrative agent and lender, providing for a term loan in the principal amount of $25.0 million (the “First Term Loan Due 2034”). The First Term Loan Due 2034 matures in June 2034, has a current monthly payment of principal and interest of $188,461, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%. Pursuant to a construction rider in the First Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Sovereign makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

At December 31, 2016, LE was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the First Term Loan Due 2034. Consequently, Sovereign could declare the amounts owed under the First Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE’s obligations under the loan agreement, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of the year ended December 31, 2016. However, the debt associated with the loan was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2016 due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Note (1) Organization – Operating Risks-Going Concern” and “Note (21) Subsequent Events” for additional disclosures related to the First Term Loan Due 2034 and financial covenant violations.)

As a condition of the First Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LE entered a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the First Term Loan Due 2034. For the years ended December 31, 2016 and 2015, guaranty fees related to the First Term Loan Due 2034 totaled $485,463 and $265,518, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LRM and Blue Dolphin also guaranteed the First Term Loan Due 2034. (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

A portion of the proceeds of the First Term Loan Due 2034 were used to refinance approximately $8.5 million of debt owed under a previous debt facility with American First National Bank. Remaining proceeds are being used primarily to construct new petroleum storage tanks at the Nixon Facility. The First Term Loan Due 2034 is secured by: (i) a first lien on all Nixon Facility business assets (excluding accounts receivable and inventory), (ii) assignment of all Nixon Facility contracts, permits, and licenses, (iii) absolute assignment of Nixon Facility rents and leases, including tank rental income, (iv) a $1.0 million payment reserve account held by Sovereign, and (v) a pledge of $5.0 million of a life insurance policy on Jonathan Carroll. The First Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for bank facilities of this type.

Second Term Loan Due 2034. In December 2015, LRM entered a loan agreement and related security agreement with Sovereign as administrative agent and lender, providing for a term loan in the principal amount of $10.0 million (the “Second Term Loan Due 2034”). The Second Term Loan Due 2034 matures in December 2034, has a current monthly payment of principal and interest of $74,111, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%. Pursuant to a construction rider in the Second Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Sovereign makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

At December 31, 2016, LRM was in violation of the debt service coverage ratio, the current ratio, and the debt to net worth ratio financial covenants related to the Second Term Loan Due 2034. Consequently, Sovereign could declare the amounts owed under the Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LRM’s obligations under the loan agreement, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of the year ended December 31, 2016. However, the debt associated with the loan was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2016 due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Note (1) Organization – Operating Risks-Going Concern” and “Note (21) Subsequent Events” for additional disclosures related to the Second Term Loan Due 2034 and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

As a condition of the Second Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Second Term Loan Due 2034. For the years ended December 31, 2016 and 2015, guaranty fees related to the Second Term Loan Due 2034 totaled $197,024 and $16,667, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LE and Blue Dolphin also guaranteed the Second Term Loan Due 2034. (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

A portion of the proceeds of the Second Term Loan Due 2034 were used to refinance a previous bridge loan from Sovereign in the amount of $3.0 million. Remaining proceeds are being used primarily to construct additional new petroleum storage tanks at the Nixon Facility. The Second Term Loan Due 2034 is secured by: (i) a second priority lien on the rights of LE in the Nixon Facility and the other collateral of LE pursuant to a security agreement; (ii) a first priority lien on the real property interests of LRM; (iii) a first priority lien on all of LRM’s fixtures, furniture, machinery and equipment; (iv) a first priority lien on all of LRM’s contractual rights, general intangibles and instruments, except with respect to LRM’s rights in its leases of certain specified tanks, with respect to which Sovereign has a second priority lien in such leases subordinate to a prior lien granted by LRM to Sovereign to secure obligations of LRM under the Term Loan Due 2017; and (v) all other collateral as described in the security documents. The Second Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for bank facilities of this type.

LEH Loan Agreement. The LEH Loan Agreement has a principal amount of $4.0 million, matures in August 2018, and accrues interest at rate of 16.00%. Under the LEH Loan Agreement, BDPL will make payments of $500,000 per year to LEH. A final balloon payment is due at maturity.

The proceeds of the LEH Loan Agreement were used for working capital. There are no financial maintenance covenants associated with the LEH Loan Agreement. The LEH Loan Agreement is secured by the BDPL Property. Outstanding principal and interest less associated debt issue costs owed to LEH under the LEH Loan Agreement are reflected in long-term debt, related party, current portion and long-term debt, related party, net of current portion in our consolidated balance sheets.

Ingleside Note. See “Note (8) Related Party Transactions” for a summary of the Ingleside Note.

Notre Dame Debt. LE entered a loan with Notre Dame Investors, Inc. as evidenced by a promissory note in the original principal amount of $8.0 million, which is currently held by John Kissick (the “Notre Dame Debt”). The Notre Dame Debt matures in January 2018, and accrues interest at a rate of 16.00%.

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

Carroll Note. See “Note (8) Related Party Transactions” for a summary of the Carroll Note.

Term Loan Due 2017. LRM entered a Loan and Security Agreement with Sovereign in 2014, for a term loan facility in the principal amount of $2.0 million (the “Term Loan Due 2017”). The Term Loan Due 2017 was amended in March 2015, pursuant to a Loan Modification Agreement (the “March Loan Modification Agreement”). Under the March Loan Modification Agreement, the interest rate was modified to be the greater of the Wall Street Journal Prime Rate plus 2.75% or 6.00%, and the due date was extended to March 2017. Pursuant to the March Loan Modification Agreement, the Term Loan Due 2017 has a current monthly principal payment of $61,665 plus interest. Due to its maturity date, the Term Loan Due 2017 was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2016.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

At December 31, 2016, LRM was in violation of the debt service coverage ratio financial covenant related to the Term Loan Due 2017. Consequently, Sovereign could declare the amounts owed under the Term Loan Due 2017 immediately due and payable, exercise its rights with respect to collateral securing LRM’s obligations under the loan agreement, and/or exercise any other rights and remedies available. The Term Loan Due 2017 was already classified within the current portion of long-term debt on our consolidated balance sheets due to the loan’s short-term maturity date. Sovereign waived the financial covenant default as of the year ended December 31, 2016. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Note (1) Organization – Operating Risks-Going Concern” and “Note (21) Subsequent Events” for additional disclosures related to the Second Term Loan Due 2034 and financial covenant violations.)

As a condition of the Term Loan Due 2017, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Term Loan Due 2017. For the years ended December 31, 2016 and 2015, guaranty fees related to the Term Loan Due 2017 totaled $10,483 and $11,439, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.

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

Capital Leases. LRM entered a 36-month build-to-suit capital lease in August 2014 for the purchase of new boiler equipment for the Nixon Facility. The equipment, which was delivered in December 2014, was added to construction in progress. Once placed in service, the equipment will be reclassified to refinery and facilities and depreciation will begin. The capital lease, which requires a quarterly payment in the amount of $44,258, is guaranteed by Blue Dolphin.

A summary of equipment held under long-term capital leases as of the dates indicated follows:

	December 31,
	2016	2015

Boiler equipment	$538,598	$538,598
Less: accumulated depreciation	-	-
	$538,598	$538,598

At December 31, 2016, future minimum lease commitments under non-cancelable capital leases were as follow:

2017	$138,310
Less: amount representing interest	(2,431)
Present value of minimum lease payments	$135,879

At December 31, 2016, the present value of minimum lease payments due within one year was $135,879.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

(11)	Asset Retirement Obligations

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

Changes to our ARO liability for the periods indicated were as follows:

	December 31,
	2016	2015

Asset retirement obligations, at the beginning of the period	$1,985,864	$1,866,770
New asset retirement obligations and adjustments	-	49
Liabilities settled	(70,969)	(92,330)
Accretion expense	112,744	211,375
	2,027,639	1,985,864
Less: asset retirement obligations, current portion	(17,510)	(38,644)

Long-term asset retirement obligations, at the end of the period	$2,010,129	$1,947,220

Liabilities settled represents amounts paid for plugging and abandonment costs against the asset’s ARO liability and are reflected in our consolidated balance sheets. At December 31, 2016 and 2015, we recognized $70,969 and $92,330, respectively, in liabilities settled. Abandonment expense represents amounts paid for plugging and abandonment costs that exceed the asset’s ARO liability and are reflected in our consolidated statements of operations. For the years ended December 31, 2016 and 2015, we recognized $0 in abandonment expense.

(12)	Impairment

For the years ended December 31, 2016 and 2015, we recorded impairment expense of $968,684 and $0, respectively. The impairment expense for the year ended December 31, 2016 related to our pipeline fixed assets. All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. However, management believes our pipeline assets have future value based on large-scale, third-party production facility expansion projects near the pipelines.

(13)	Treasury Stock

At December 31, 2016 and 2015, we had 150,000 shares of treasury stock.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

(14)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor. At December 31, 2016 and 2015, we had cash balances more than the FDIC insurance limit per depositor in the amount of $5,372,689 and $19,594,883, respectively.

Key Supplier.

Historically, we purchased light crude oil and condensate for the Nixon Facility from GEL pursuant to a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”). The Crude Supply Agreement automatically renews for successive one-year terms until August 2019 unless GEL provides us with notice of nonrenewal at least 180 days prior to expiration of any renewal term. The parties are currently involved in a contract-related dispute. Therefore, we ceased purchases of crude oil and condensate from GEL in November 2016, and we began using an alternate crude oil and condensate supplier. (See “Part I, Item 1A. Risk Factors” as well as “Note (20) Commitments and Contingencies – Genesis Agreements” and “Legal Matters” for disclosures related to the Crude Supply Agreement and the current contract-related dispute with GEL.)

In June 2016, we entered a month-to-month evergreen crude supply contract with a major integrated oil and gas company as back-up to the Crude Supply Agreement with GEL. We believe that adequate supplies of crude oil and condensate for the Nixon Facility will continue to be available to us from the alternate supplier. We are working to put a long-term crude supply agreement in place, however, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances. Therefore, we believe that our accounts receivable credit risk exposure is limited.

For the year ended December 31, 2016, we had 4 customers that accounted for approximately 67% of our refined petroleum product sales. At December 31, 2016, these 4 customers represented approximately $1.6 million in accounts receivable. For the year ended December 31, 2015, we had 3 customers that accounted for approximately 56% of our refined petroleum products sales. At December 31, 2015, these 3 customers represented approximately $3.0 million in accounts receivable.

For the year ended December 31, 2016, LEH, a related party, was 1 of our 4 significant customers. LEH accounted for approximately 27% of our refined petroleum product sales for the year ended December 31, 2016. LEH, which resells jet fuel to a government agency, represented approximately $1.6 million in accounts receivable at December 31, 2016. LEH was not a significant customer during 2015. (See “Note (8) Related Party Transactions” for additional disclosures with respect to related parties.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we began exporting low-sulfur diesel to Mexico during the second quarter of 2016. Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Years Ended December 31,
	2016		2015

LPG mix	$714,285	0.4%	$1,253,826	0.6%
Naphtha	35,544,394	21.5%	48,410,300	22.0%
Jet fuel	55,459,227	33.5%	67,085,046	30.4%
HOBM	35,924,098	21.8%	46,936,751	21.3%
Reduced Crude	3,791,919	2.3%	3,838,273	1.7%
AGO	33,979,855	20.5%	52,914,392	24.0%

	$165,413,778	100.0%	$220,438,588	100.0%

(15)	Leases

Our company headquarters is in downtown Houston, Texas. We lease 13,878 square feet of office space, 7,389 square feet of which is used and paid for by LEH. The office lease has a 10-year term that expires in September 2017. The lease included a free rent period, has escalating rent payment provisions, and requires payment of a portion of operating expenses. Rent expense is recognized on a straight-line basis. For the years ended December 31, 2016 and 2015, rent expense totaled $142,604 and $142,604, respectively.

At December 31, 2016, future minimum lease commitments that were non-cancelable under our office lease were as follow:

Years Ending December 31,
2017	$128,852

(16)	Income Taxes

Income Tax Benefit (Expense). Income tax benefit (expense) for the periods indicated consisted of the following:

	Years Ended December 31,
	2016	2015
Current:
Federal	$-	$(111,566)
State	-	(169,867)
Deferred:
Federal	(3,607,237)	(2,152,869)
State	-	-
	$(3,607,237)	$(2,434,302)

The state of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin. Although TMT is imposed on an entity’s gross profit rather than on its net income, certain aspects of TMT make it like an income tax. Accordingly, TMT is treated as an income tax for financial reporting purposes.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Effective Tax Rate. Our effective tax rate in 2016 and 2015 was as follows:

	2016	2015

Expected tax rate	34.00%	34.00%
Permanent differences	0.00%	0.00%
State tax	0.00%	1.64%
Federal tax	0.00%	0.01%
Change in valuation allowance	(63.66%)	0.00%
	(29.66%)	35.65%

Deferred Income Taxes. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis, as well as from NOL carryforwards. We state those balances at the enacted tax rates we expect will be in effect when taxes are paid. NOL carryforwards and deferred tax assets represent amounts available to reduce future taxable income.

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

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total

Balance at December 31, 2014	$10,766,912	$12,145,789	$22,912,701

Net operating loss carryforwards utilized	(1,152,463)	(2,528,848)	(3,681,311)
			-
Balance at December 31, 2015	9,614,449	9,616,941	19,231,390

Net operating losses	-	13,945,128	13,945,128

Balance at December 31, 2016	$9,614,449	$23,562,069	$33,176,518

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Deferred Tax Assets and Liabilities. At December 31, 2016 and 2015, we had $0 and approximately $3.6 million, respectively, of net deferred tax assets available for future use. Significant components of deferred tax assets and liabilities as of the dates indicated were as follow:

	December 31,
	2016	2015

Deferred tax assets:
Net operating loss and capital loss carryforwards	$13,550,338	$8,815,794
Start-up costs (Nixon Facility)	1,373,363	1,510,699
Asset retirement obligations liability/deferred revenue	717,751	717,723
Unrealized hedges	-	62,356
AMT credit and other	266,522	302,086
Total deferred tax assets	15,907,974	11,408,658

Deferred tax liabilities:
Fair market value adjustments	-	(46,116)
Unrealized hedges	-	-
Basis differences in property and equipment	(5,895,943)	(5,484,983)
Total deferred tax liabilities	(5,895,943)	(5,531,099)

	10,012,031	5,877,559

Valuation allowance	(10,012,031)	(2,270,322)

Deferred tax assets, net	$-	$3,607,237

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view regarding future realization of deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of December 31, 2016.

Current Versus Long-Term. Effective April 1, 2016, we adopted the provisions of the FASB ASC guidance that simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent instead of separated into current and noncurrent. Accordingly, our consolidated balance sheet at December 31, 2015 was changed to reclassify approximately $3.5 million previously reported as deferred tax assets, current portion, net to deferred tax assets, net.

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

As part of this guidance, we record income tax related interest and penalties, if applicable, as a component of the provision for income tax benefit (expense). However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the years ended December 31, 2016 and 2015. Our federal income tax returns are subject to examination by the Internal Revenue Service for tax years ending December 31, 2013, or after and by the state of Texas for tax years ending December 31, 2012, or after. We believe there are no uncertain tax positions for both federal and state income taxes.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

(17)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:
	Years Ended December 31,
	2016	2015

Net income (loss)	$(15,767,448)	$4,403,239

Basic and diluted income per share	$(1.51)	$0.42

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,464,061	10,451,832

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the years ended December 31, 2016 and 2015 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

(18)	Fair Value Measurement

We may purchase and execute the sale of financial instruments to economically hedging commodity price risks associated with our refined petroleum products and the purchase of crude oil and condensate. We account for derivatives in our financial records by utilizing the market approach when measuring fair value of our financial instruments (typically in current assets and/or liabilities, as discussed below). The market approach uses prices and other relevant information generated by such market transactions involving identical or comparable assets or liabilities.

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

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated their fair values at December 31, 2016 and 2015 due to their short-term maturities. The fair value of our long-term debt, net (including both the current and non-current portions of long-term debt and related party) at December 31, 2016 and 2015 was $40,590,023 and $37,172,668, respectively. The fair value of our debt was determined using a Level 3 hierarchy.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

The following table represents our assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 and the basis for the measurement:

Fair Value Measurement at December 31, 2016 Using
Financial assets (liabilities):	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$-	$-	$-	$-

		Fair Value Measurement at December 31, 2015 Using
Financial assets (liabilities):	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	$(183,400)	$(183,400)	$-	$-

Carrying amounts of commodity contracts are reflected as other current assets or other current liabilities in our consolidated balance sheets.

(19)	Inventory Risk Management

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

The fair value of commodity futures contracts is reflected in our consolidated balance sheets and the related net gain or loss is recorded within cost of refined products sold in our consolidated statements of operations. Quoted prices for identical assets or liabilities in active markets (Level 1) are considered to determine the fair values for marking to market the financial instruments at each period end.

Commodity transactions are executed to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors. Due to mark-to-market accounting during the term of the commodity futures contracts, significant unrealized non-cash net gains and losses could be recorded in our results of operations.

At December 31, 2016, we had the following obligations based on futures contracts of refined petroleum products and crude oil and condensate that were entered as economic hedges. The information presents the notional volume of open commodity instruments by type and year of maturity (volumes in bbls):

	Notional Contract Volumes by Year of Maturity
Inventory positions (futures):	2016	2017	2018

Refined petroleum products and crude oil -
net short positions	-	-	-

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

The following table provides the location and fair value amounts of derivative instruments that are reported in our consolidated balance sheets at December 31, 2016 and 2015:

		Fair Value
		December 31,
Asset Derivatives	Balance Sheets Location	2016	2015
	Prepaid expenses and other current
	assets (accrued expenses and other
Commodity contracts	current liabilities)	$-	$(183,400)

The following table provides the effect of derivative instruments in our consolidated statements of operations for the years ended December 31, 2016 and 2015:

		Gain (Loss) Recognized
		Years Ended December 31,
Derivatives	Statements of Operations Location	2016	2015

Commodity contracts	Cost of refined products sold	$(2,445,898)	$3,730,613

(20)	Commitments and Contingencies

Operating Agreement. (See “Note (8) Related Party Transactions” for additional disclosures related to the Operating Agreement.)

Genesis Agreements. We are party to the following agreements with Genesis:

Crude Supply Agreement. Historically, GEL supplied the Nixon Facility with crude oil and condensate under the Crude Supply Agreement at cost plus freight expense and any costs associated with hedging. All crude oil and condensate supplied under the Crude Supply Agreement was paid for pursuant to the terms of the Joint Marketing Agreement as described within this section.

Joint Marketing Agreement. Under the Joint Marketing Agreement, we, together with GEL, jointly marketed and sold certain output produced at the Nixon Facility and shared the associated Gross Profits (as defined below) from such sales. Payments for the sale of certain output produced at the Nixon Facility were made directly to GEL as collection agent, and associated customers had to satisfy GEL’s customer credit approval process. The Joint Marketing Agreement provided for the sharing of “Gross Profits” (defined as the total revenue from the sale of certain output from the Nixon Facility minus the cost of crude oil and condensate pursuant to the Crude Supply Agreement). Key provisions of the Joint Marketing Agreement were as follows:

●
We were entitled to receive weekly operations payments to cover direct expenses in operating the Nixon Facility in an amount not to exceed $750,000 per month. In addition, we were entitled to receive reimbursement for accounting fees, if incurred, not to exceed $50,000 per month. We assigned our rights to the operations payments and reimbursement of accounting fees under the Joint Marketing Agreement to LEH pursuant to the Operating Agreement; and

●
GEL was entitled to receive an administrative fee in the amount of $150,000 per month relating to the performance of its obligations under the Joint Marketing Agreement (the “Performance Fee”). GEL was entitled to receive 30% of the remaining Gross Profit up to $600,000 (the “Threshold Amount”) as the GEL Profit Share, and we were entitled to receive 70% of the remaining Gross Profit as our Profit Share. Any amount of remaining Gross Profit that exceeded the Threshold Amount for a calendar month was payable to GEL and us in the following manner: (i) GEL was entitled to receive 20% of the remaining Gross Profits over the Threshold Amount as the GEL Profit Share and (ii) we were entitled to receive 80% of the remaining Gross Profits over the Threshold Amount as our Profit Share. The GEL Profit Share plus the Performance Fee are collectively referred to herein as the “Joint Marketing Agreement Profit Share” or the “JMA Profit Share”.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

The Crude Supply Agreement and Joint Marketing Agreement automatically renew for successive one-year terms until August 2019 unless GEL provides us with notice of nonrenewal at least 180 days prior to expiration of any renewal term. The parties are currently involved in a contract-related dispute. Consequently, we ceased purchases of crude oil and condensate from GEL in November 2016. Following the marketing and sale of all refined petroleum products processed through the Nixon Facility using GEL supplied crude oil and condensate, we suspended use of GEL’s services under the Joint Marketing Agreement.

Pursuant to a Letter Agreement Regarding Subordination of GEL Transaction Documents dated in June 2015, we, among other things, assigned our rights to payments under the Crude Supply Agreement and Joint Marketing Agreement as collateral in favor of Sovereign Bank, as lender and lienholder pursuant to the First Term Loan Due 2034. (See “Note (10) Long-Term Debt, Net” for further discussion related to the First Term Loan Due 2034.)

GEL Contract-Related Dispute. LE currently has a contract-related dispute with GEL related to the Joint Marketing Agreement and Crude Supply Agreement.  (See “Legal Matters” below for a discussion of the current contract-related dispute with GEL.)

FLNG Easement Agreements. BDPL and FLNG were parties to a Pipeline Easement dated November 5, 2005 (the “FLNG Pipeline Easement”) and the FLNG Master Easement Agreement (together with the FLNG Pipeline Easement, the “FLNG Easements”). The FLNG Easements provided FLNG and its affiliates: (i) a pipeline easement and right of way across the BDPL Property to certain property owned by FLNG and (ii) rights of ingress and egress across the BDPL Property to the property owned by FLNG. Under the FLNG Easements, FLNG made payments to us in the amount of $500,000 each year. The FLNG Easements were terminated in February 2017. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (21) Subsequent Events” for additional disclosures related to the FLNG Easements.

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

In October 2016, we received a letter from the BOEM summarizing the amount required as additional security on our existing pipeline rights-of-way. The letter, which is a courtesy and does not constitute a formal order by the BOEM, requested that we provide additional supplemental pipeline bonds or acceptable financial reassurance of approximately $4.6 million. At December 31, 2016 and 2015, we maintained approximately $0.9 million in credit and cash-backed rights-of-way bonds issued to the BOEM. Of the 5 rights-of-ways reflected in the BOEM’s October 2016 letter, one right-of-way was abandoned-in-place in 1997. We requested permits from the Bureau of Safety and Environmental Enforcement (the “BSEE”) to decommission and abandon-in-place 3 of the rights-of-way in April 2016, one of which also requires approval from the U.S. Army Corps of Engineers. There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way. If we are required by the BOEM to provide significant additional supplemental bonds or acceptable financial assurance, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Financing Agreements. (See “Note (10) Long-Term Debt, Net” for additional disclosures related to financing agreements.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Grynberg Settlement Agreement. In October 2015, we entered a final Mutual Release Agreement and Withdrawal of All Qui Tam Claims (the “Grynberg Settlement Agreement”). The Grynberg Settlement Agreement provided for a settlement in the amount of $725,073 (the “Settlement Amount”). The Settlement Amount represented 50% of a $1,371,723 November 2006 summary judgment in our favor plus 1.5% interest. We received the cash Settlement Amount in October 2015. For the year ended December 31, 2015, we recognized a net gain of $660,000 in other income from the Grynberg Matter (the Settlement Amount less additional legal fees of approximately $65,000). The Grynberg matter was a nearly two decades-old case involving Jack J. Grynberg and several defendants in the oil and gas industry, including BDPL.

Nixon Facility Expansion. We have made and continue to make capital and efficiency improvements to the Nixon Facility. Therefore, we incurred and will continue to incur capital expenditures related to these improvements, which include, among other things, facility and land improvements and construction of additional petroleum storage tanks.

Legal Matters.

GEL Contract-Related Dispute. As described above under “Genesis Agreements,” we are party to a variety of contracts and agreements with Genesis and GEL for the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services.

In May 2016, GEL filed, in state district court in Harris County, Texas, a petition and application for a temporary restraining order, temporary injunction, and permanent injunction (the “Petition”) against LE and LEH. The Petition alleges that LE breached the Joint Marketing Agreement, and that LEH tortiously interfered with the Joint Marketing Agreement, in connection with an agreement by LEH to supply jet fuel acquired from LE to a government agency. The Petition primarily sought temporary and permanent injunctions related to sales of product from the Nixon Facility to this customer. In June 2016, the court issued a temporary injunction against LE and LEH as requested by GEL. LE believes that GEL’s claims in the Petition are without merit and is defending the matter vigorously.

In a matter separate from the above referenced Petition, LE filed a demand for arbitration in June 2016, pursuant to the terms of a Dispute Resolution Agreement between the parties (the “Arbitration”). The Arbitration alleges that GEL breached the Crude Supply Agreement by:

(i)
overcharging for crude oil and condensate based on Genesis’ cost as defined in the Crude Supply Agreement,
(ii)
overcharging for trucking costs, and
(iii)
significantly under-delivering crude oil and condensate, resulting in 59 days of refinery downtime and significant decreases in refinery throughput, refinery production, and refined petroleum product sales for the year ended December 31, 2016.

GEL has made counter claims in the Arbitration with allegations against LE similar to those made in the Petition.  GEL is seeking substantial damages, as well as recovery of attorneys’ fee and costs, totaling approximately $44.0 million in the aggregate, based on allegations of breach of contract, fraudulent transfer and unjust enrichment.  We believe GEL’s counter claims are without merit and are defending them vigorously in the Arbitration.  However, any determination by the arbitrator that we owe significant damages to GEL would have a material adverse effect on our business, liquidity and financial condition and results of operations.  If GEL were awarded significant damages, we may not be able to pay such damages, which would affect our ability to continue as a going concern.

A hearing date to discuss and attempt to resolve the Petition and Arbitration was set for February 2017, however, the hearing date was rescheduled to April 2017. The adverse change in our relationship with Genesis and GEL has had a material adverse effect on our operations, liquidity, and financial condition.  In addition, the contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved.  We are unable to predict the outcome of the current proceedings with Genesis and GEL or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded an asset or a liability on our consolidated balance sheet at December 31, 2016. However, an unfavorable resolution of the dispute could have a material adverse effect on our business, liquidity and financial condition and results of operations.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K
Notes to Consolidated Financial Statements (Continued)

Other Legal Matters. From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings. Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.

Health, Safety and Environmental Matters. All our operations and properties are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of jet fuel and other products; and the monitoring, reporting and control of greenhouse gas emissions. Our operations also require numerous permits and authorizations under various environmental, health, and safety laws and regulations. Failure to obtain and comply with these permits or environmental, health, or safety laws generally could result in fines, penalties or other sanctions, or a revocation of our permits.

(21)	Subsequent Events

Financial Covenant Defaults. At December 31, 2016, LE and LRM were in violation of certain financial covenants related to the First Term Loan Due 2034, Second Term Loan Due 2034, and Term Loan Due 2017. Covenant defaults under the secured loan agreements would permit Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available.

By letter dated March 29, 2017, Sovereign waived the financial covenant defaults as of the year ended December 31, 2016. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations.

Termination of FLNG Easements, Acceleration of Payment Obligations, Land Sale.  In February 2017, BDPL completed several related transactions with Freeport LNG Expansion, L.P. ("FLEX") and FLNG. BDPL sold approximately 15 acres of the BDPL Property to FLIQ Common Facilities, LLC, an affiliate of FLEX, for cash proceeds of approximately $539,000. In connection with the sale of real estate, FLNG paid to BDPL approximately $1,336,000 as consideration for the full satisfaction and discharge of FLNG's future annual payment and other obligations to BDPL under the FLNG Easements.

In connection with entry into the FLNG Master Easement Agreement, BDPL and FLEX entered a Letter of Intent dated December 11, 2013 (the "Letter of Intent"), pursuant to which BDPL and FLEX committed to study the feasibility of jointly developing facilities to source and supply liquefied natural gas for sale to third parties for use as transportation fuel in the U.S. domestic transportation markets.  In connection with the sale of real estate, BDPL and FLEX terminated the Letter of Intent.  No definitive agreements for any transaction contemplated by the Letter of Intent were entered between the parties prior to the termination of the Letter of Intent.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

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

Management’s Assessment. Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal controls over financial reporting at December 31, 2016. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission Framework and SOX Compliance. In connection with such evaluation, management concluded that our internal controls over financial reporting were effective at December 31, 2016.

Changes in Internal Control over Financial Reporting. During the period covered by this report there have been no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Exemption from Management's Report on Internal Control over Financial Reporting. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s attestation in this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Structure and Management

We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”), which owns approximately 81% of our Common Stock. LEH manages and operates all our properties pursuant to an Operating Agreement. Jonathan P. Carroll is Chairman of the Board, Chief Executive Officer and President of Blue Dolphin, as well as a majority owner of LEH. Under the Operating Agreement, LEH provides us with personnel, among other services, in capacities equivalent to Chief Executive Officer and Chief Financial Officer.

Board Composition

The amended and restated bylaws of Blue Dolphin provide that the Board shall consist of five members, with the precise number to be determined from time to time by the Board, except that no decrease in the number shall have the effect of shortening the term of an incumbent director. The Board currently has five directors, each serving until the next annual meeting of stockholders to be held by Blue Dolphin. The following sets forth, at March 31, 2017, each director’s name, age, principal occupation and directorships during the past five (5) years, as well as their relevant knowledge and experience that led to their appointment to the Board:

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Jonathan P. Carroll, 55

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Amitav Misra, 39

Cardinal Advisors
Founding Partner (since 2014)

Taxa, Inc.
President, Director and Chief Operating Officer (2012 to 2014)

EnerNOC, Inc.
Channel Manager (2011 to 2012)

Private Investment Partnership
Partner (2007 to 2011)

Mr. Misra has served on Blue Dolphin’s Board since 2014. He is currently a member of the Audit and Compensation Committees, as well as a member of the Special Committee on MLP Conversion. Mr. Misra serves as an advisor to several energy technology and private investment companies. He is also a director of the Houston Center for Literacy, a non-profit.

Mr. Misra earned a Bachelor of Arts in Economics from Stanford University and holds FINRA Series 79 and Series 63 licenses. Mr. Misra possesses particular knowledge and experience in economics, business development, private equity, and strategic planning that strengthen the Board’s collective qualifications, skills and experience.

Christopher T. Morris, 55

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

Herbert N. Whitney, 76

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Executive Officers

The following sets forth, at March 31, 2017, the name and age of each executive officer, as well as their principal occupation during the past five (5) years:

Name	Position	Since	Age

Jonathan P. Carroll	Chief Executive Officer, President, Assistant Treasurer, and Secretary	2014	55

Tommy L. Byrd	Chief Financial Officer	2015	59
	Treasurer and Assistant Secretary	2012

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

Family Relationships between Directors and Officers

At March 30, 2017, there were no family relationships between any of our directors or executive officers.

Committees and Meetings of the Board

Board

The Board consists of Messrs. Carroll, Bailey, Misra, Morris and Whitney with Mr. Carroll serving as Chairman. During 2016, the Board did not meet. The Board has two standing committees, the Audit Committee and the Compensation Committee. In 2013, the Board formed a Special Committee of the Board to oversee a potential conversion of Blue Dolphin from a Delaware “C” corporation to a Delaware MLP.

Audit Committee

The Audit Committee consists of Messrs. Morris, Bailey, and Misra with Mr. Morris serving as Chairman. During 2016, the Audit Committee met five (5) times. The Board has affirmatively determined that all members of the Audit Committee are independent and that Messrs. Morris and Bailey qualify as Audit Committee Financial Experts. The Audit Committee's duties include overseeing financial reporting and internal control functions. The Audit Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Compensation Committee

The Compensation Committee consists of Messrs. Morris, Bailey, and Misra with Mr. Morris serving as Chairman. During 2016, the Compensation Committee did not meet. The Board has affirmatively determined that all members of the Compensation Committee are independent. The Compensation Committee’s duties include setting and overseeing our compensation policies, as well as reviewing and recommending to the Board for its approval all compensation for the Chief Executive Officer, other senior executives, and directors. The Compensation Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).

Master Limited Partnership ("MLP") Conversion Special Committee

The MLP Conversion Special Committee consists of Messrs. Morris, Bailey, and Misra with Mr. Morris serving as Chairman. During 2016, the MLP Conversion Special Committee did not meet. The Board has affirmatively determined that all current members of the MLP Conversion Special Committee are independent. The MLP Conversion Special Committee was formed by the Board in 2013 to begin a strategic review of the feasibility of optimizing stockholder value by converting Blue Dolphin from a publicly traded “C” corporation to a publicly traded MLP. Due to a shift in market conditions, the MLP Conversion Special Committee determined in 2016 that a conversion in the foreseeable future would not be in the best interests of shareholders.

Nominating Committee

Given the size of the Board, the Board adopted a “Board Nomination Procedures” policy in lieu of appointing a standing nominating committee. The policy is used by independent members of the Board when choosing nominees to stand for election. The Board will consider for possible nomination qualified nominees recommended by stockholders. As addressed in the “Board Nomination Procedures” policy, the way independent directors evaluate nominees for director as recommended by a stockholder is the same as that for nominees received from other sources.

The Board endeavors to nominate qualified directors that will make important contributions to the Board and to Blue Dolphin. The Board generally requires that nominees be persons of sound ethical character, can represent all stockholders fairly, have demonstrated professional achievements, have meaningful experience, and have a general appreciation of the major business issues facing Blue Dolphin. The Board also considers issues of diversity and background in its selection process, recognizing that it is desirable for its membership to have differences in viewpoints, professional experiences, educational backgrounds, skills, race, gender, age and national origin.

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

Risk Oversight

The Board has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant committees of the Board. These committees then provide oral reports to the full board. The oversight responsibility of the board and its committees is enabled by management reporting processes that are designed to provide visibility to the board about the identification, assessment, and management of critical risks and management’s risk mitigation strategies. These areas of focus include strategic, operational, financial and reporting, compliance, and other risks. The Board and Audit Committee meet in executive session with representatives of outside advisors as required.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Code of Ethics and Code of Conduct

In compliance with the Sarbanes-Oxley Act of 2002, the Board adopted a code of ethics policy in 2003 and a code of conduct policy in 2005. The Audit Committee established procedures to enable anyone who has a concern about our conduct, policies, accounting, internal controls over financial reporting, and/or auditing matters to communicate that concern directly to the Chairman of the Audit Committee. The code of ethics and code of conduct policies are available to any stockholder, without charge, upon written request to Blue Dolphin Energy Company, Attention: Audit Committee Chairman, 801 Travis Street, Suite 2100, Houston, Texas 77002. Our code of ethics and code of conduct policies are available on our website (http://www.blue-dolphin-energy.com). Any amendments or waivers to provisions of our code of ethics and code of conduct policies will be incorporated in revised policies as posted on our website. During 2016, there were no substantive amendments to our Code of Ethics and Code of Conduct policies.

Communicating with Directors

Since the Board does not receive a large volume of correspondence from stockholders, there is no formal process by which stockholders can communicate directly with the Board at this time. Instead, any stockholder who desires to contact the Board or specific members of the Board may do so by writing to: Blue Dolphin Energy Company, Attention: Secretary for the Board, 801 Travis Street, Suite 2100, Houston, Texas 77002. Currently, all communications addressed in such manner are sent directly to the indicated directors. In the future, if the Board adopts a formal process for determining how communications are to be relayed to directors, that process will be disclosed on Form 8-K as filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Policy and Procedures

LEH manages and operates all our properties pursuant to an Operating Agreement (the “Operating Agreement”). Under the Operating Agreement, LEH provides us with personnel, among other services, in capacities equivalent to Chief Executive Officer and Chief Financial Officer. All Blue Dolphin personnel work for and are paid directly by LEH. Blue Dolphin is billed at cost by LEH for certain personnel associated with Blue Dolphin Pipe Line Company, a wholly owned subsidiary of Blue Dolphin.

Compensation for Named Executives

Pursuant to the Operating Agreement, compensation paid to our principal executive officer, principal financial officer, and the most highly compensated executive officers other than the principal executive officer and principal financial officer whose annual salary exceeded $100,000 in the fiscal year ended December 31, 2016 (collectively, the “Named Executive Officers”) for services rendered to Blue Dolphin follows:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option Awards	Total

Jonathan P. Carroll
Chief Executive Officer and President	2016	$-	$-	$-
	2015	$-	$-	$-

Tommy L. Byrd(1)
Chief Financial Officer	2016	$100,000	$-	$100,000
	2015	$100,000	$-	$100,000

(1) A portion of Mr. Byrd’s compensation is billed to Blue Dolphin at cost pursuant to the Operating Agreement.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

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

Outstanding Equity Awards

None.

Director Compensation Policy and Procedures

Under the Operating Agreement, LEH provides us with personnel, among other services, in capacities equivalent to Chief Executive Officer and Chief Financial Officer. Therefore, we do not have any directors that are also personnel of Blue Dolphin. The Compensation Committee reviews and recommends to the Board for its approval all compensation for the directors.

Compensation for Non-Employee Directors

The annual retainer payable to non-employee directors serving on the Board is $40,000 per year. Payments are made in Common Stock and cash on a quarterly rotating basis.

Cash Fees. Cash fees reflect the amount of cash compensation earned for Board and committee service. For service on the Board, non-employee directors are entitled to receive cash payments in the amount of $10,000 for services rendered in the second and fourth quarters of each year.

Additional compensation is paid to non-employee directors for serving on the Audit Committee. The chairman of the Audit Committee receives an additional annual retainer of $5,000 in cash in the second and fourth quarters of each year. Members of the Audit Committee receive an additional annual retainer of $2,500 in cash in the second and fourth quarters of each year. During 2016, no additional compensation was paid to non-employee directors for serving on the MLP Conversion Special Committee. Non-employee directors serving on the Compensation Committee do not receive additional compensation. Non-employee directors are reimbursed for reasonable out-of-pocket expenses related to in-person meeting attendance.

Stock Awards. For service on the Board, non-employee directors are entitled to receive Blue Dolphin Common Stock with a fair value of $10,000 for services rendered in the first and third quarters of each year. The number of shares of Common Stock issued is determined by the closing price of Blue Dolphin’s Common Stock on the last trading day in the respective quarterly period. The shares of Common Stock are subject to resale restrictions applicable to restricted securities and securities held by affiliates under federal securities laws.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

This table shows the compensation that each independent director earned for his Board and committee service for the year ended December 31, 2016:

	Years Ended December 31,
	2016			2015
Name	Stock Awards(1)(2)	Cash Fees(3)	Total Compensation	Stock Awards(1)(2)	Cash Fees(3)	Total Compensation

Christopher T. Morris	$30,000	$25,000	$55,000	$20,000	$28,750	$48,750
Amitav Misra	30,000	22,500	52,500	20,000	24,375	44,375
Ryan A. Bailey	20,001	22,500	42,501	-	10,625	10,625
						-
	$80,001	$70,000	150,001	$40,000	$63,750	$103,750

(1)	At December 31, 2016, Messrs. Morris, Misra, and Bailey had total restricted awards of Common Stock outstanding of 19,788, 11,529, and 5,438, respectively.
(2)
In accordance with SEC rules, the grant date fair value of non-employee and independent director stock awards is calculated by multiplying the number of shares of Common Stock awarded by the closing price of Blue Dolphin’s Common Stock on the grant date, which was $4.75 at March 31, 2016 and $3.00 at September 30, 2016. Based on the calculation, the aggregate grant date fair value of non-employee director stock awards for services rendered for the first and third quarters of 2016 was $30,000 and $20,001, respectively.

(3)
Cash fees reflects cash compensation that has been earned. Fees that have not been paid are reflected within accrued expenses and other current liabilities on our consolidated balance sheets. See “Part II, Item 8. Financial Statements and Supplementary Data, Note (9) Accrued Expenses and Other Current Liabilities” within this Annual Report for additional disclosures related to board of director fees payable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below sets forth information with respect to persons or groups known to us to be the beneficial owners of more than five percent (5%) of our common stock at December 31, 2016. Unless otherwise indicated, each named party has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Lazarus Energy Holdings, LLC	8,426,456	80.4%
	801 Travis Street, Suite 2100
	Houston, Texas 77002

(1)
Based upon 10,474,714 shares of Common Stock outstanding (10,624,714 shares of Common Stock issued less 150,000 shares of Common Stock held in treasury at December 31, 2016.)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Security Ownership of Management

The table below sets forth information at December 31, 2016 with respect to: (i) directors, (ii) executive officers and (iii) directors and executive officers as a group beneficially owning our common stock. Unless otherwise indicated, each of the following persons has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Jonathan P. Carroll(2)	8,428,214	80.5%
Common Stock	Christopher T. Morris	19,788	*
Common Stock	Amitav Misra	11,529	*
Common Stock	Herbert N. Whitney	9,683	*
Common Stock	Ryan A. Bailey	5,438	---
Common Stock	Tommy L. Byrd	---	---

Directors/Nominees and Executive Officers as a Group (6 Persons)		8,474,652	80.9%

(1)
Based upon 10,474,714 shares of Common Stock outstanding (10,624,714 shares of Common Stock issued less 150,000 shares of Common Stock held in treasury at December 31, 2016). At December 31, 2016, there were no options outstanding, no options exercisable or no shares of common stock reserved for issuance under the 2000 Stock Incentive Plan.
(2)
Includes 8,426,456 shares issued to Lazarus Energy Holdings, LLC (“LEH”). Mr. Carroll and his affiliates have an approximate 60% ownership interest in LEH.
* Less than 1%.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who own more than ten percent (10%) of our Common Stock to file reports of stock ownership and changes in ownership with the SEC and to furnish us with copies of all such reports as filed. Based solely on a review of the copies of the Section 16(a) reports furnished to us, we are unaware of any late filings made during 2016.

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Operating Agreement. LEH manages and operates all our properties pursuant to the Operating Agreement. The Operating Agreement expires upon the earliest to occur of: (a) the date of the termination of the Joint Marketing Agreement pursuant to its terms, (b) August 2018, or (c) upon written notice of either party to the Operating Agreement of a material breach of the Operating Agreement by the other party. For services rendered under the Operating Agreement, LEH receives reimbursements and fees as follows:

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

●
Fees – For management and operation of the Nixon Facility, LEH receives: (i) weekly payments to cover direct expenses incurred, (ii) $0.25 for each bbl processed at the Nixon Facility up to a maximum quantity of 10,000 bbls per day determined monthly, and (iii) $2.50 for each bbl processed at the Nixon Facility more than 10,000 bbls per day determined monthly. Amounts expensed as fees to LEH are reflected within refinery operating expenses in our consolidated statements of operations. Fees owed to LEH under the Operating Agreement are reflected within accounts payable, related party in our consolidated balance sheets.

Product Sales Agreement. Under a Product Sales Agreement, LEH purchases jet fuel and other products from the Nixon Facility for resale to a government agency. The Product Sales Agreement terminates on the earliest to occur of: (a) a one-year term expiring March 31, 2017 plus a 30-day carryover or (b) delivery of a maximum quantity of jet fuel as defined therein. Sales to LEH under the Product Sales Agreement are reflected within refined petroleum product sales in our consolidated statements of operations.

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

Loan and Security Agreement. In August 2016, BDPL entered a loan and security agreement with LEH as evidenced by a promissory note in the original principal amount of $4.0 million (the “LEH Loan Agreement”). The LEH Loan Agreement matures in August 2018, and accrues interest at rate of 16.00%. Under the LEH Loan Agreement, BDPL will make payments to LEH of $500,000 per year. A final balloon payment is due at maturity.

The proceeds of the LEH Loan Agreement were used for working capital. There are no financial maintenance covenants associated with the LEH Loan Agreement. The LEH Loan Agreement is secured by certain property owned by BDPL located in Brazoria County Texas. Outstanding principal and interest less associated debt issue costs owed to LEH under the LEH Loan Agreement are reflected in long-term debt, related party, current portion and long-term debt, related party, net of current portion in our consolidated balance sheets.

Promissory Note. In September 2016, Blue Dolphin entered a promissory note with LEH in the original principal amount of $1,797,172 (the “LEH Note”). The LEH Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the LEH Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to LEH under the LEH Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At December 31, 2016, the outstanding principal and interest on the LEH Note was $0.

Ingleside Crude, LLC (“Ingleside”). We are party to an Amended and Restated Tank Lease Agreement and a Promissory Note with Ingleside. Ingleside is a related party of LEH and Jonathan Carroll.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

Amended and Restated Tank Lease Agreement. Pursuant to an Amended and Restated Tank Lease Agreement with Ingleside, we lease petroleum storage tanks to meet periodic, additional storage needs. The Amended and Restated Tank Lease Agreement had an initial term of 30 days with automatic 30-day renewal periods. The parties may terminate the tank lease agreement upon 30 days’ written notice. Rental fees owed to Ingleside under the tank lease agreement are reflected within accounts payable, related party in our consolidated balance sheets. Amounts expensed as rental fees to Ingleside under the Amended and Restated Tank Lease Agreement are reflected within refinery operating expenses in our consolidated statements of operations.

Promissory Note. In September 2016, Blue Dolphin entered a promissory note with Ingleside in the original principal amount of $679,385 (the “Ingleside Note”). The principal amount of the Ingleside Note was increased by $50,000 in the fourth quarter of 2016. The Ingleside Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the Ingleside Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to Ingleside under the Ingleside Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At December 31, 2016, the outstanding principal and interest on the Ingleside Note was $722,278.

Lazarus Marine Terminal I, LLC (“LMT”). We are party to a Tolling Agreement with LMT. LMT is a related party of LEH and Jonathan Carroll.

Tolling Agreement. In May 2016, we entered a Tolling Agreement with LMT to facilitate loading and unloading of our petroleum products by barge at LMT’s dock facility in Ingleside, Texas. The Tolling Agreement has a five-year term and may be terminated at any time by the agreement of both parties. We pay LMT a flat monthly reservation fee of $50,400. The monthly reservation fee includes tolling volumes up to 84,000 gallons per day. Tolling volumes more than 210,000 gallons per quarter are billed to us at $0.02 per gallon. Amounts expensed as tolling fees to LMT under the Tolling Agreement are reflected in cost of refined products sold in our consolidated statements of operations.

Jonathan Carroll. We are party to Guaranty Fee Agreements and a Promissory Note with Jonathan Carroll. Jonathan Carroll is Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin.

Guaranty Fee Agreements. Pursuant to Guaranty Fee Agreements, Jonathan Carroll receives fees for providing his personal guarantee on certain of our long-term debt. Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under certain loan agreements. Amounts owed to Jonathan Carroll under Guaranty Fee Agreements are reflected within accounts payable, related party in our consolidated balance sheets. Amounts expensed related to Guarantee Fee Agreements are reflected within interest and other expense in our consolidated statements of operations. (See “Note (10) Long-Term Debt, Net” for further discussion related to the Guaranty Fee Agreements.)

Promissory Note. In September 2016, Blue Dolphin entered a promissory note with Jonathan Carroll in the original principal amount of $422,374 (the “Carroll Note”). The principal amount of the Carroll Note was increased by $170,038 in the fourth quarter of 2016. The Carroll Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2018. Under the Carroll Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to Jonathan Carroll under the Carroll Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At December 31, 2016, the outstanding principal and interest on the Carroll Note was $592,412.

Director Independence

The Board has affirmatively determined that each of its members, except for Messrs. Carroll and Whitney, are independent and have no material relationship with us (either directly or indirectly or as a stockholder or officer of an organization that has a relationship with us), and that all members of the Audit Committee, Compensation Committee, and MLP Conversion Special Committee are independent, pursuant to OTCQX and SEC rules. Mr. Whitney serves as a consultant to LEH.

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to UHY by us were as follow:

	Years Ended December 31,
	2016	2015

Audit fees	$136,826	$176,660
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

	$136,826	$176,660

Audit fees for 2016 and 2015 related to the audit of our consolidated financial statements and the review of our quarterly reports that are filed with the SEC. The Audit Committee must pre-approve all audit and non-audit services provided to us by our independent registered public accounting firm.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits and Financial Statement Schedules

Following is a list of documents filed as part of this Annual Report:

●
consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity, and consolidated statements of cash flows, which appear in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report; and

●
exhibits as listed in the exhibit index of this Annual Report, which is incorporated herein by reference.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

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

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

10.5
Master Easement Agreement effective as of December 11, 2013 by and between Blue Dolphin Pipe Line Company and FLNG Land, II, Inc. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on November 5, 2014, Commission File No. 000-15905)

10.6
Letter of Intent effective as of December 11, 2013 by and between Blue Dolphin Pipe Line Company and Freeport LNG Expansion, L.P (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 8-K on November 5, 2014, Commission File No. 000-15905)

10.7
Management Agreement by and between Lazarus Energy Holdings, LLC, Lazarus Energy, LLC and Blue Dolphin effective as of February 15, 2012 (incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to Blue Dolphin’s Form 8-K on March 14, 2012, Commission File No. 000-15905)

10.8
Amendment No. 1 to Management Agreement dated May 12, 2014 by and among Lazarus Energy Holdings, LLC, Blue Dolphin and Lazarus Energy, LLC (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on May 16, 2014, Commission File No. 000-15905)

10.9
Crude Oil Supply and Throughput Services Agreement by and between GEL Tex Marketing, LLC and Lazarus Energy, LLC dated as of August 12, 2011 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on June 30, 2012, Commission File No. 000-15905)

10.10
Joint Marketing Agreement by and between GEL Tex Marketing, LLC and Lazarus Energy, LLC dated as of August 12, 2011 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 10-Q on June 30, 2012, Commission File No. 000-15905)

10.11
Letter Agreement dated September 12, 2011 between GEL Tex Marketing, LLC, Milam Services, Inc., 1st International Bank, Lazarus Energy LLC and Lazarus Energy Holdings LLC (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-Q on March 31, 2012, Commission File No. 000-15905)

10.12
Acknowledgment Letter between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated June 1, 2012 (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-Q on June 30, 2012, Commission File No. 000-15905)

10.13
Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated June 25, 2012 (incorporated by reference to Exhibit 10.5 filed with Blue Dolphin’s Form 10-Q on June 30, 2012, Commission File No. 000-15905)

10.14
Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated July 30, 2012 (incorporated by reference to Exhibit 10.6 filed with Blue Dolphin’s Form 10-Q on June 30, 2012, Commission File No. 000-15905)

10.15
Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated August 1, 2012 (incorporated by reference to Exhibit 10.7 filed with Blue Dolphin’s Form 10-Q on June 30, 2012, Commission File No. 000-15905)

10.16
Letter Agreement dated June 10, 2012 between Lazarus Energy Holdings, LLC and Blue Dolphin Energy Company (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on June 14, 2012, Commission File No. 000-15905)

10.17
Letter Agreement dated December 20, 2012 between Lazarus Energy, LLC, GEL Tex Marketing, LLC and Milam Services, Inc. (incorporated by reference to Exhibit 10.35 filed with Blue Dolphin’s Form 10-K on March 30, 2013, Commission File No. 000-15905)

10.18
Letter Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC and Milam Services, Inc. dated February 21, 2013 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on August 14, 2013, Commission File No. 000-15905)

10.19
Letter Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC and Milam Services, Inc. dated February 21, 2013 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on May 15, 2013, Commission File No. 000-15905)

10.20
Letter Agreement Regarding Certain Advances and Related Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC, and Milam Services, Inc., effective October 24, 2013 (incorporated by reference to Exhibit 10.2 filed in connection with Blue Dolphin’s Form 10-Q on November 14, 2013, Commission File No. 000-15905)

10.21
Promissory Note between Lazarus Energy LLC as maker and Notre Dame Investors Inc. as Payee in the Principal Amount of $8,000,000 dated June 1, 2006 (incorporated by reference to Exhibit 10.6 filed with Blue Dolphin’s Form 10-Q on March 31, 2012, Commission File No. 000-15905)

10.22
Subordination Agreement effective August 21, 2008 by Notre Dame Investors, Inc. in favor of First International Bank (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on March 31, 2012, Commission File No. 000-15905)

10.23
Intercreditor and Subordination Agreement dated September 29, 2008 by and between Notre Dame Investors, Inc., Richard Oberlin, Lazarus Energy LLC and First International Bank (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 10-Q on March 31, 2012, Commission File No. 000-15905)

10.24
Intercreditor and Subordination Agreement dated August 12, 2011 by and among John H. Kissick, Lazarus Energy LLC and Milam Services, Inc. (incorporated by reference to Exhibit 10.7 filed with Blue Dolphin’s Form 10-Q on March 31, 2012, Commission File No. 000-15905)

10.25
First Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of July 1, 2013 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on November 14, 2013, Commission File No. 000-15905)

10.26
Second Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of October 1, 2014 (incorporated by reference to Exhibit 10.48 filed with Blue Dolphin’s Form 10-K on March 31, 2015, Commission File No. 000-15905)

10.27
Loan and Security Agreement dated March 2, 2014 by and between Lazarus Refining & Marketing, LLC and Sovereign Bank (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on May 8, 2014, Commission File No. 000-15905)

10.28
Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents, and Financing Statement dated May 2, 2014 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 8-K on May 8, 2014, Commission File No. 000-15905)

10.29
Guaranty Agreement dated May 2, 2014 by Jonathan P. Carroll and Ingleside Crude LLC for the benefit of Sovereign Bank (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 8-K on May 8, 2014, Commission File No. 000-15905)

10.30
Pledge Agreement dated May 2, 2014 between Sovereign Bank and Lazarus Energy Holdings, LLC. (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 8-K on May 8, 2014, Commission File No. 000-15905)

10.31	Promissory Note payable to Sovereign Bank dated May 2, 2014 (incorporated by reference to Exhibit 10.5 filed with Blue Dolphin’s Form 8-K on May 8, 2014, Commission File No. 000-15905)

10.32
Collateral Assignment dated May 2, 2014 by Lazarus Refining & Marketing, LLC for the benefit of Sovereign Bank (incorporated by reference to Exhibit 10.6 filed with Blue Dolphin’s Form 8-K on May 8, 2014, Commission File No. 000-15905)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

10.33
Collateral Assignment dated May 2, 2014 by Lazarus Refining & Marketing, LLC for the benefit of Sovereign Bank (incorporated by reference to Exhibit 10.7 filed with Blue Dolphin’s Form 8-K on May 8, 2014, Commission File No. 000-15905)

10.34
Loan Modification Agreement dated March 25, 2015, by and between Lazarus Refining & Marketing, LLC, and Sovereign Bank (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on March 31, 2015, Commission File No. 000-15905)

10.35
Second Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of October 1, 2014 (incorporated by reference to Exhibit 10.48 filed with Blue Dolphin’s Form 10-K on March 31, 2015, Commission File No. 000-15905)

10.36
Loan Agreement among Sovereign Bank, Lazarus Energy, LLC and Jonathan Pitts Carroll, Sr., Blue Dolphin Energy Company, Lazarus Refining & Marketing, LLC, and Lazarus Energy Holdings dated June 22, 2015 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

10.37
Promissory Note between Lazarus Energy, LLC and Sovereign Bank for the principal sum of $25,000,000 dated June 22, 2015 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

10.38
Security Agreement of Lazarus Energy, LLC in favor of Sovereign Bank dated June 22, 2015 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

10.39
Deed of Trust, Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing for Lazarus Energy, LLC dated June 22, 2015 (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

10.40
Security Agreement of Lazarus Energy, LLC for the benefit of Lazarus Refining & Marketing, LLC dated June 22, 2015 (incorporated by reference to Exhibit 10.5 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

10.41
Loan and Security Agreement between Sovereign Bank and Lazarus Refining & Marketing, LLC dated June 22, 2015 (incorporated by reference to Exhibit 10.6 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

10.42
Promissory Note between Lazarus Refining & Marketing, LLC and Sovereign Bank for the principal sum of $3,000,000 dated June 22, 2015 (incorporated by reference to Exhibit 10.7 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

10.43
Pledge Agreement by Lazarus Refining & Marketing, LLC in favor of Sovereign Bank dated June 22, 2015 (incorporated by reference to Exhibit 10.8 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

10.44
Collateral Assignment executed by Blue Dolphin Pipe Line Company for the benefit of Sovereign Bank dated June 22, 2015 (incorporated by reference to Exhibit 10.9 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

10.45
Guaranty Agreement by Jonathan Pitts Carroll, Sr., Blue Dolphin Energy Company, Lazarus Energy, LLC and Sovereign Bank dated June 22, 2015 (incorporated by reference to Exhibit 10.10 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

10.46
Guaranty Fee Agreement between Jonathan P. Carroll and Lazarus Energy, LLC dated June 22, 2015 (incorporated by reference to Exhibit 10.11 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

10.47
Guaranty Fee Agreement between Jonathan P. Carroll and Lazarus Refining & Marketing, LLC dated June 22, 2015 (incorporated by reference to Exhibit 10.12 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905)

10.48
Amendment No. 2. to Operating Agreement by and between Lazarus Energy Holdings, LLC, Blue Dolphin, and Lazarus Energy, LLC effective as of June 1, 2015 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on August 14, 2015, Commission File No. 000-15905)

10.49
Loan Agreement among Sovereign Bank, Lazarus Refining & Marketing, LLC, Jonathan Pitts Carroll, Sr., Blue Dolphin Energy Company, Lazarus Energy, LLC, and Lazarus Energy Holdings dated December 4, 2015 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.50
Promissory Note between Lazarus Refining & Marketing, LLC and Sovereign Bank for the principal sum of $10,000,000 dated December 4, 2015 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.51
Security Agreement of Lazarus Refining & Marketing, LLC in favor of Sovereign Bank dated December 4, 2015 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.52
Deed of Trust, Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing for Lazarus Refining & Marketing, LLC dated December 4, 2015 (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.53	Construction Rider to Loan Agreement dated December 4, 2015 (incorporated by reference to Exhibit 10.5 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.54	Absolute Assignment of Leases and Rents dated December 4, 2015 (incorporated by reference to Exhibit 10.6 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.55	Indemnification Agreement dated December 4, 2015 (incorporated by reference to Exhibit 10.7 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.56
Pledge Agreement by Lazarus Energy Holdings, LLC in favor of Sovereign Bank dated December 4, 2015 (incorporated by reference to Exhibit 10.8 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.57	Collateral Assignment of Key Agreements dated December 4, 2015 (incorporated by reference to Exhibit 10.9 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.58
First Amendment to Lazarus Energy, LLC Loan Agreement and Loan Documents dated December 4, 2015 (incorporated by reference to Exhibit 10.10 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.59
First Amendment to Lazarus Energy, LLC Deed of Trust, Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated December 4, 2015 (incorporated by reference to Exhibit 10.11 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.60
Guaranty Fee Agreement between Jonathan P. Carroll and Lazarus Refining & Marketing, LLC dated December 4, 2015 (incorporated by reference to Exhibit 10.12 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905)

10.61
Loan and Security Agreement by and between Lazarus Energy Holdings, LLC and Blue Dolphin Pipe Line Company dated August 15, 2016 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on August 19, 2016, Commission File No. 000-15905)

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

10.62
Promissory Note by and between Lazarus Energy Holdings, LLC and Blue Dolphin Pipe Line Company dated August 15, 2016 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 8-K on August 19, 2016, Commission File No. 000-15905)

10.63
Deed of Trust, Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing for Blue Dolphin Pipe Line Company dated August 15, 2016 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 8-K on August 19, 2016, Commission File No. 000-15905)

10.64
Collateral Assignment of Master Easement Agreement by Blue Dolphin Pipe Line Company for the benefit of Lazarus Energy Holdings, LLC dated August 15, 2016 (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 8-K on August 19, 2016, Commission File No. 000-15905)

14.1
Code of Ethics applicable to the Chairman, Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 14.1 filed with Blue Dolphin’s Form 10-KSB on March 25, 2005, Commission File No. 000-15905)

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

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Schema Document **

101.CAL	XBRL Calculation Linkbase Document **

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **
_______________

*    Management Compensation Plan
**  Filed herewith

BLUE DOLPHIN ENERGY COMPANY	2016 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

March 31, 2017	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN P. CARROLL
Jonathan P. Carroll	Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)	March 31, 2017

/s/ TOMMY L. BYRD
Tommy L. Byrd	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)	March 31, 2017

/s/ RYAN A. BAILEY
Ryan A. Bailey	Director	March 31, 2017

/s/ AMITAV MISRA
Amitav Misra	Director	March 31, 2017

/s/ CHRISTOPHER T. MORRIS
Christopher T. Morris	Director	March 31, 2017

/s/ HERBERT N. WHITNEY	Director	March 31, 2017
Herbert N. Whitney