Form 10-Q
period 2017-03-31
BLUE DOLPHIN ENERGY CO
filed 2017-05-15
CIK 793306

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017
 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of May 15, 2017:  10,474,714

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

GLOSSARY OF SELECTED OIL AND GAS TERMS

The following are abbreviations and definitions of certain commonly used oil and gas industry terms that are used in this Form 10-Q for the quarterly period ended March 31, 2017 (this “Quarterly Report”):

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

Yield. The percentage of refined petroleum products that is produced from crude oil and other feedstocks.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$1,152,628
Restricted cash	2,756,713	3,347,835
Accounts receivable, net	206,235	2,022,166
Accounts receivable, related party	-	1,161,589
Prepaid expenses and other current assets	1,600,432	1,046,191
Deposits	138,957	138,957
Inventory	4,409,954	2,075,538
Total current assets	9,112,291	10,944,904

Total property and equipment, net	63,904,532	62,324,463
Restricted cash, noncurrent	765,092	1,582,305
Surety bonds	230,000	205,000
Trade name	303,346	303,346
Total long-term assets	65,202,970	64,415,114

TOTAL ASSETS	$74,315,261	$75,360,018

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,231,591	14,552,383
Accounts payable, related party	520,800	369,600
Notes payable	89,660	-
Asset retirement obligations, current portion	17,510	17,510
Accrued expenses and other current liabilities	2,243,753	1,281,582
Interest payable, current portion	2,220,840	323,756
Long-term debt less unamortized debt issue costs, current portion	32,570,879	31,712,336
Long-term debt, related party, current portion	500,000	500,000
Total current liabilities	51,395,033	48,757,167

Long-term liabilities:
Asset retirement obligations, net of current portion	2,081,973	2,010,129
Deferred revenues and expenses	72,966	83,390
Long-term debt less unamortized debt issue costs, net of current portion	-	1,300,000
Long-term debt, related party, net of current portion	5,911,980	4,814,690
Long-term interest payable, net of current portion	-	1,691,383
Total long-term liabilities	8,066,919	9,899,592

TOTAL LIABILITIES	59,461,952	58,656,759

Commitments and contingencies (Note 19)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,624,714
shares issued at March 31,2017 and December 31, 2016, respectively)	106,248	106,248
Additional paid-in capital	36,818,528	36,818,528
Accumulated deficit	(21,271,467)	(19,421,517)
Treasury stock, 150,000 shares at cost	(800,000)	(800,000)
Total stockholders' equity	14,853,309	16,703,259

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,315,261	$75,360,018

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

Consolidated Statements of Operations (Unaudited)

	2017	2016

REVENUE FROM OPERATIONS
Refined petroleum product sales	$51,902,038	$31,193,137
Tank rental revenue	703,711	291,487
Other operations	-	27,652
Total revenue from operations	52,605,749	31,512,276

COST OF OPERATIONS
Cost of refined products sold	51,774,502	30,993,477
Refinery operating expenses	2,813,103	3,437,015
Joint Marketing Agreement profit share	-	(671,092)
Other operating expenses	60,844	93,942
General and administrative expenses	906,090	357,004
Depletion, depreciation and amortization	451,025	440,453
Bad debt recovery	-	(139,868)
Accretion expense	71,844	28,186

Total cost of operations	56,077,408	34,539,117

Loss from operations	(3,471,659)	(3,026,841)

OTHER INCOME (EXPENSE)
Easement, interest and other income	381,993	131,763
Interest and other expense	(594,784)	(419,907)
Gain on disposal of property	1,834,500	-
Total other expense	1,621,709	(288,144)

Loss before income taxes	(1,849,950)	(3,314,985)

Income tax benefit	-	1,165,901

Net loss	$(1,849,950)	$(2,149,084)

Loss per common share:
Basic	$(0.18)	$(0.21)
Diluted	$(0.18)	$(0.21)

Weighted average number of common shares outstanding:
Basic	10,474,714	10,457,794
Diluted	10,474,714	10,457,794

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(1,849,950)	$(2,149,084)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	451,025	440,453
Unrealized gain on derivatives	-	(1,374,040)
Deferred tax benefit	-	(1,165,901)
Amortization of debt issue costs	32,121	32,122
Accretion of asset retirement obligations	71,844	28,186
Common stock issued for services	-	20,000
Recovery of bad debt	-	(139,868)
Changes in operating assets and liabilities
Accounts receivable	1,815,931	2,270,552
Accounts receivable, related party	1,161,589	-
Prepaid expenses and other current assets	(554,241)	772,658
Deposits and other assets	(25,000)	165,481
Inventory	(2,334,416)	(7,042,649)
Accounts payable, accrued expenses and other liabilities	(1,293,946)	7,631,014
Accounts payable, related party	151,200	108,556
Net cash used in operating activities	(2,373,843)	(402,520)

INVESTING ACTIVITIES
Capital expenditures	(810,832)	(3,639,645)
Net cash used in investing activities	(810,832)	(3,639,645)

FINANCING ACTIVITIES
Proceeds from issuance of debt	1,097,290	-
Payments on debt	(473,578)	(478,431)
Net cash provided by (used in) financing activities	623,712	(478,431)
Net decrease in cash, cash equivalents, and restricted cash	(2,560,963)	(4,520,596)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,082,768	20,645,652
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$3,521,805	$16,125,056

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable	$1,220,262	$1,106,205
Financing of guaranty fees via long-term debt, related party	$183,030	$-
Conversion of accounts payable to short-term notes	$89,660	$-
Interest paid	$559,299	$668,343
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

Notes to Consolidated Financial Statements

(1)	Organization

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

Structure and Management. Blue Dolphin was formed as a Delaware corporation in 1986. We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”), which owns approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). LEH operates and manages all our properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. (See “Note (8) Related Party Transactions,” “Note (11) Long-Term Debt, Net,” “Note (19) Commitments and Contingencies – Financing Agreements,” “Note (20) Subsequent Events,” and “Part II, Item 5. Other Information” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

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

●
Blue Dolphin Petroleum Company, a Delaware corporation.

●
Blue Dolphin Services Co., a Texas corporation.

See "Part I, Item 1. Business and Item 2. Properties” in our Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”) as filed with the Securities and Exchange Commission (the “SEC”) for additional information regarding our operating subsidiaries, principal facilities, and assets.

References in this Quarterly Report to “we,” “us,” and “our” are to Blue Dolphin and its subsidiaries unless otherwise indicated or the context otherwise requires.

Operating Risks – Going Concern. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. Execution of our business strategy depends on several factors, including adequate crude oil and condensate sourcing, levels of accounts receivable, refined petroleum product inventories, accounts payable, capital expenditures, and adequate access to credit on satisfactory terms. For the three months ended March 31, 2017, execution of our business strategy was negatively impacted by several factors, including:

●
Net Losses – For the three months ended March 31, 2017, we reported a net loss of $1,849,950, or a loss of $0.18 per share, compared to a net loss of $2,149,084, or a loss of $0.21 per share, for the three months ended March 31, 2016. The $0.03 per share improvement in net loss between the periods was the result of a gain on the sale of property and lower refinery operating expenses.

●
Working Capital Deficits – We had a working capital deficit of $42,282,742 at March 31, 2017 compared to a working capital deficit of $37,812,263 at December 31, 2016. Excluding long-term debt, we had a working capital deficit of $9,211,863 at March 31, 2017, compared to working capital of $5,599,927 at December 31, 2016. The significant increase in working capital deficit between the periods primarily related to a decrease in cash and cash equivalents due to inventory buildup.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

●
Termination of Relationship with Genesis Energy, LP (“Genesis”) and GEL Tex Marketing, LLC (“GEL”) – As previously disclosed, we are involved in an on-going dispute with GEL related to a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each dated August 12, 2011. GEL materially breached these agreements in April 2016 by refusing to deliver our operational requirements of crude oil for an extended period. Consequently, we ceased purchases of crude oil and condensate from GEL under the Crude Supply Agreement in November 2016 and suspended the marketing and sale of refined petroleum products under the Joint Marketing Agreement following the processing of all crude oil and condensate supplied by GEL. The Crude Supply Agreement and Joint Marketing Agreement have been terminated. Arbitration proceedings related to the dispute with GEL are currently in progress. We are unable to predict the outcome of these proceedings or their ultimate impact, if any, on our business, financial condition, or results of operations.

●
Crude Supply Issues – We began using another crude oil and condensate supplier during 2016. We believe that adequate supplies of crude oil and condensate for the Nixon Facility will continue to be available to us from the new supplier. We are working to put a long-term crude supply agreement in place, however, our ability to purchase adequate supplies of crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by the contract-related dispute with GEL and other factors, as noted above.

●
Financial Covenant Defaults – At March 31, 2017, we were in violation of certain financial covenants in secured loan agreements with Sovereign Bank (“Sovereign”). Covenant defaults under the secured loan agreements would permit Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of March 31, 2017. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at March 31, 2017 due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations.

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

For additional disclosures related to our agreements and the contract-related dispute with GEL, financial covenant violations, and risk factors that could materially affect our future results of operations, refer to the following sections within this Quarterly Report:

●
Part I, Item 1. Financial Statements, Notes to Consolidated Financial Statements:

Note (8) Related Party Transactions

Note (11) Long-Term Debt, Net

Note (19) Commitments and Contingencies – Genesis Agreements and Legal Matters

Note (20) Subsequent Events

●
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Key Relationships – Relationship with Genesis and GEL

Results of Operations – Non-GAAP Financial Measures

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

(2)	Basis of Presentation

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

The consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or for any other period.

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

Cash and Cash Equivalents. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts. Cash and cash equivalents were $0 at March 31, 2017 compared to cash and cash equivalents of $1,152,628 at December 31, 2016.

Restricted Cash. Restricted cash (current portion) primarily represents: (i) amounts held in our disbursement account with Sovereign attributable to construction invoices awaiting payment from that account, (ii) a payment reserve account held by Sovereign as security for payments under a loan agreement, and (iii) a construction contingency account under which Sovereign will fund contingencies. Restricted cash, noncurrent represents funds held in the Sovereign disbursement account for payment of future construction related expenses to build new petroleum storage tanks. At March 31, 2017, total restricted cash was $3,521,805, comprised of restricted cash (current portion) totaling $2,756,713 and restricted cash, noncurrent totaling $765,092. At December 31, 2016, total restricted cash was $4,930,140, comprised of restricted cash (current portion) totaling $3,347,835 and restricted cash, noncurrent totaling $1,582,305 (See “Note (11) Long-Term Debt, Net” for additional disclosures related to our loan agreements with Sovereign.)

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are customer obligations due under normal trade terms. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due on any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. We regularly review all our aged accounts receivable for collectability and establish an allowance for individual customer balances as necessary. Allowance for doubtful accounts totaled $0 at March 31, 2017 and December 31, 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

Inventory. The nature of our business requires us to maintain inventory, which primarily consists of refined petroleum products and chemicals. Our overall inventory is valued at lower of cost or net realizable value with cost being determined by the average cost method, and net realizable value being determined based on estimated selling prices less any associated delivery costs. If the net realizable value of our refined petroleum product inventories declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of refined products sold. (See “Note (6) Inventory” for additional disclosures related to our inventory.)

Property and Equipment.

Refinery and Facilities. Additions to refinery and facilities assets are capitalized. Expenditures for repairs and maintenance are expensed as incurred and are included as operating expenses under the Amended and Restated Operating Agreement. Management expects to continue making improvements to the Nixon Facility based on technological advances.

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

Pipelines and Facilities. We record pipelines and facilities at cost less any adjustments for depreciation or impairment. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with Financial Accounting Standards Board (“FASB”) ASC guidance on accounting for the impairment or disposal of long-lived assets, we evaluate our pipeline and facilities assets for impairment on a periodic basis, usually annually, and when events or circumstances indicate that the carrying value of these assets may not be recoverable.

Management performed periodic impairment testing of our pipeline and facilities assets in the fourth quarter of 2016. Upon completion of that testing, our pipeline assets were fully impaired. All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. However, management believes our pipeline assets have future value based on large-scale, third-party production facility expansion projects near the pipelines.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Our oil and gas properties had no production during the three months ended March 31, 2017 and 2016. All leases associated with our oil and gas properties have expired, and our oil and gas properties were fully impaired in 2011.

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

Intangibles – Other. We have an intangible asset consisting of the Blue Dolphin Energy Company trade name in the amount of $303,346 on our consolidated balance sheets at March 31, 2017 and December 31, 2016. We have determined the trade name to have an indefinite useful life. We account for other intangible assets under FASB ASC guidance related to intangibles, goodwill, and other. Under the guidance, we test intangible assets with indefinite lives annually for impairment. Management performed its regular annual impairment testing of trade name in the fourth quarter of 2016. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

Debt Issue Costs. We have debt issue costs related to certain refinery and facilities assets debt. Debt issue costs are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. Debt issue costs are presented net with the related debt liability. (See “Note (11) Long-Term Debt, Net” for additional disclosures related to debt issue costs.)

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

Easement Revenue. Land easement revenue associated with a Master Easement Agreement between BDPL and FLNG Land II, Inc., a Delaware corporation (“FLNG” and the “FLNG Master Easement Agreement”), is recognized monthly as earned and is included in other income. In February 2017, BDPL sold approximately 15 acres of certain property owned by BDPL located in Brazoria County Texas (the "BDPL Property") to FLIQ Common Facilities, LLC, an affiliate of FLNG. In conjunction with the sale of real estate, the FLNG Master Easement Agreement was terminated. We recognized a gain on the disposal of property of $1,834,500 for the three months ended March 31, 2017 compared to $0 for the three months ended March 31, 2016. (See “Note (19) Commitments and Contingencies – FLNG Easements” for further discussion related to FLNG.)

Pipeline Transportation Revenue. Revenue from our pipeline operations is derived from fee-based contracts and is typically based on transportation fees per unit of volume transported multiplied by the volume delivered. Revenue is recognized when volumes have been physically delivered for the customer through the pipeline. All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. (See “Note (4) Business Segment Information” for further discussion related to pipeline transportation revenue.)

Deferred Revenue. In 2014, we recognized $850,000 in deferred revenue related to cash collateral for supplemental pipeline bonds. The deferred revenue was recognized on a straight-line basis through December 31, 2018, the expected retirement date of the associated assets. In 2015, a significant portion of the remaining deferred revenue was recognized because of abandoning a segment of the pipeline assets. (See “Part I, Business – Governmental Regulation – Offshore Safety and Environmental Oversight – Decommissioning Requirements” in our Annual Report for a discussion related to supplemental pipeline bonds.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

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

(See “Note (12) Asset Retirement Obligations” for additional information related to our AROs.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
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

New Pronouncements Adopted. The FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB ASC, including changes to non-authoritative SEC content. Recently adopted ASUs include:

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. In July 2015, FASB issued ASU 2015-11, which requires an entity to measure inventory at the lower of cost or net realizable value. We adopted this accounting pronouncement effective January 1, 2017. The adoption of ASU 2015-11 did not have a significant impact on our consolidated financial statements.

New Pronouncements Issued, Not Yet Effective. The following are recently issued, but not yet effective, ASU’s that may influence our consolidated financial position, results of operations, or cash flows:

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In January 2017, FASB issued ASU 2017-04. This guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For public business entities that are SEC filers, the amendments in ASU 2017-04 are effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. ASU 2017-04 should be applied prospectively, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the impact that adoption of this guidance will have on our consolidated balance sheets.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

Other new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

Reclassification. Effective January 1, 2017, we reclassified current and prior period amounts associated with our Pipeline Transportation operations to Corporate and Other. (See “Note (4) Business Segment Information” for disclosures related to Corporate and Other.)

(4)	Business Segment Information

Effective January 1, 2017, we began reporting a single business segment – Refinery Operations. Business activities related to our Refinery Operations business segment are conducted at the Nixon Facility. Due to their small size, current and prior period amounts associated with Pipeline Transportation operations have been reclassified to Corporate and Other. Pipeline Transportation operations diminished significantly as services to third-parties ceased and third-party wells along our pipeline corridor were permanently abandoned. Business segment information for the periods indicated (and as of the dates indicated), was as follows:

	Three Months Ended March 31,
	2017			2016
	Segment			Segment
	Refinery			Refinery
	Operations	Corporate & Other	Total	Operations	Corporate &Other	Total
Revenue from operations	$52,605,749	$-	$52,605,749	$31,484,624	$27,652	$31,512,276
Less: cost of operations(1)	(55,195,761)	(430,622)	(55,626,383)	(34,422,853)	(346,903)	(34,769,756)
Other non-interest income(2)	-	2,216,251	2,216,251	-	130,665	130,665
Less: JMA Profit Share(3)	-	-	-	671,092	-	671,092
EBITDA(4)	$(2,590,012)	$1,785,629		$(2,267,137)	$(188,586)

Depletion, depreciation and
amortization			(451,025)			(440,453)
Interest expense, net			(594,542)			(418,809)

Income (loss) before income taxes			(1,849,950)			(3,314,985)

Income tax benefit			-			1,165,901

Net income (loss)			$(1,849,950)			$(2,149,084)

Capital expenditures	$2,031,094	$-	$2,031,094	$4,745,850	$-	$4,745,850

Identifiable assets	$73,246,878	$1,068,383	$74,315,261	$87,970,266	$7,237,943	$95,208,209

(1)
Operation cost within the Refinery Operations segment includes related general and administrative expenses. Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs (such as accounting fees, director fees, and legal expense), as well as expenses associated with our pipeline assets and oil and/or gas leasehold interests (such as accretion and impairment expenses).

(2)	Other non-interest income reflects FLNG Land II, Inc. (“FLNG”) easement revenue. (See “Note (19) Commitments and Contingencies – FLNG Easements” for further discussion related to FLNG.)
(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, which has terminated. (See “Note (19) Commitments and Contingencies – Genesis Agreements” for further discussion related to the Joint Marketing Agreement and the contract-related dispute with GEL.)

(4)
EBITDA is a non-GAAP financial measure. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to EBITDA.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	March 31,	December 31,
	2017	2016

Prepaid crude oil and condensate	$1,337,252	$-
Prepaid insurance	263,180	248,853
Short-term tax bond	-	505,000
Prepaid exise taxes	-	292,338

	$1,600,432	$1,046,191

(6)	Inventory

Inventory as of the dates indicated consisted of the following:

	March 31,	December 31,
	2017	2016

Jet fuel	$2,401,460	$964,124
HOBM	1,119,732	212,987
Crude oil and condensate	410,842	26,123
AGO	197,140	143,362
Chemicals	135,678	182,751
Naphtha	122,748	533,580
Propane	18,101	11,318
LPG mix	4,253	1,293

	$4,409,954	$2,075,538

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2017	2016

Refinery and facilities	$51,004,382	$50,814,309
Land	566,159	602,938
Other property and equipment	652,795	652,795
	52,223,336	52,070,042

Less: Accumulated depletion, depreciation, and amortization	(7,136,269)	(6,685,244)
	45,087,067	45,384,798

Construction in progress	18,817,465	16,939,665

	$63,904,532	$62,324,463

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s useful life. Interest cost capitalized was $2,526,041 and $2,108,298 at March 31, 2017 and December 31, 2016, respectively.

(8)	Related Party Transactions

We are party to several agreements with related parties. We believe these related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

Related Parties.

LEH. LEH, our controlling shareholder, owns approximately 81% of our Common Stock. Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH. We are party to an Amended and Restated Operating Agreement, a Jet Fuel Sales Agreement, a Terminal Services Agreement, a Loan and Security Agreement, and a Promissory Note with LEH.

Ingleside Crude, LLC (“Ingleside”). Ingleside is a related party of LEH and Jonathan Carroll. We are party to an Amended and Restated Tank Lease Agreement and an Amended and Restated Promissory Note with Ingleside.

Lazarus Marine Terminal I, LLC (“LMT”). LMT is a related party of LEH and Jonathan Carroll. We are party to a Tolling Agreement with LMT.

Jonathan Carroll. Jonathan Carroll is Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin. We are party to Guaranty Fee Agreements and an Amended and Restated Promissory Note with Jonathan Carroll.

Operations Related Agreements.

Amended and Restated Operating Agreement. LEH operates and manages all our properties pursuant to the Amended and Restated Operating Agreement. The Amended and Restated Operating Agreement expires: (i) April 1, 2020, (ii) upon written notice of either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in our best interest. We reimburse LEH at cost plus five percent (5%) for all reasonable Blue Dolphin expenses incurred while LEH performs the services. Amounts expensed as fees to LEH are reflected within refinery operating expenses in our consolidated statements of operations. Fees owed to LEH under the Amended and Restated Operating Agreement, if any, are reflected within long-term debt, related party, net of current portion in our consolidated balance sheets. (See “Note (20) Subsequent Events” and “Part II, Item 5. Other Information” for additional disclosures related to the Amended and Restated Operating Agreement.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

Jet Fuel Sales Agreement. We sell jet fuel and other products to LEH pursuant to a Jet Fuel Sales Agreement. LEH resells these products to a government agency. In support of the Jet Fuel Sales Agreement, we also lease Nixon Facility petroleum storage tanks to LEH for the storage of the jet fuel under the Terminal Services Agreement (as described below). The Jet Fuel Sales Agreement terminates on the earliest to occur of: (a) a one-year term expiring March 31, 2018 plus a 30-day carryover or (b) delivery of a maximum quantity of jet fuel as defined therein. Sales to LEH under the Jet Fuel Sales Agreement are reflected within refined petroleum product sales in our consolidated statements of operations.

Terminal Services Agreement. Pursuant to a Terminal Services Agreement, LEH leases petroleum storage tanks at the Nixon Facility for the storage of Blue Dolphin purchased jet fuel under the Jet Fuel Sales Agreement (as described above). The Terminal Services Agreement had an initial term of 12 months expiring in April 2017. The Terminal Services Agreement automatically renews for additional terms of 6 months. The current expiration is October 2017. The parties may terminate the Terminal Services Agreement upon 45 days’ written notice. Rental fees received from LEH under the Terminal Services Agreement are reflected within tank rental revenue in our consolidated statements of operations.

Amended and Restated Tank Lease Agreement. Pursuant to an Amended and Restated Tank Lease Agreement with Ingleside, we lease petroleum storage tanks as needed to meet periodic, additional storage needs. The Amended and Restated Tank Lease Agreement had an initial term of 30 days with automatic 30-day renewal periods. The parties may terminate the tank lease agreement upon 30 days’ written notice. Rental fees owed to Ingleside under the tank lease agreement are reflected within long-term debt, related party, net of current portion in our consolidated balance sheets. Amounts expensed as rental fees to Ingleside under the Amended and Restated Tank Lease Agreement are reflected within refinery operating expenses in our consolidated statements of operations.

Tolling Agreement. In May 2016, we entered a Tolling Agreement with LMT to facilitate loading and unloading of our petroleum products by barge at LMT’s dock facility in Ingleside, Texas. The Tolling Agreement has a five-year term and may be terminated at any time by the agreement of both parties. We pay LMT a flat monthly reservation fee of $50,400. The monthly reservation fee includes tolling volumes up to 84,000 gallons per day. Tolling volumes totaling more than 210,000 gallons per quarter are billed to us at $0.02 per gallon. Amounts expensed as tolling fees to LMT under the Tolling Agreement are reflected in cost of refined products sold in our consolidated statements of operations.

Financial Agreements.

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

Promissory Notes. We have the following promissory notes with LEH, Ingleside and Jonathan Carroll:

●
LEH Note –Blue Dolphin entered a promissory note with LEH in the original principal amount of $440,815 (the “LEH Note”). The LEH Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2019. Under the LEH Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to LEH under the LEH Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At March 31, 2017 and December 31, 2016, the outstanding principal and interest on the LEH Note was $440,815 and $0, respectively. (See “Note (20) Subsequent Events” and “Part II, Item 5. Other Information” for additional disclosures related to the LEH Note.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

●
Amended and Restated Ingleside Note – A promissory note between Blue Dolphin and Ingleside in the original principal amount of $679,385 was amended and restated (the “Amended and Restated Ingleside Note”) to increase the principal amount and extend the maturity date to January 2019. The Amended and Restated Ingleside Note accrues interest, compounded annually, at a rate of 8.00%. Under the Amended and Restated Ingleside Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to Ingleside under the Amended and Restated Ingleside Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At March 31, 2017 and December 31, 2016, the outstanding principal and interest on the Ingleside Note was $1,195,723 and $722,278, respectively. (See “Note (20) Subsequent Events” and “Part II, Item 5. Other Information” for additional disclosures related to the Amended and Restated Ingleside Note.)

●
Amended and Restated Carroll Note – A promissory note between Blue Dolphin and Jonathan Carroll in the original principal amount of $422,374 was amended and restated (the “Amended and Restated Carroll Note”) to increase the principal amount, revise the payment terms to reflect payment in cash and shares of Blue Dolphin Common Stock, and extend the maturity date to January 2019. The Amended and Restated Carroll Note accrues interest, compounded annually, at a rate of 8.00%. Under the Amended and Restated Carroll Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. Outstanding principal and interest owed to Jonathan Carroll under the Amended and Restated Carroll Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At March 31, 2017 and December 31, 2016, the outstanding principal and interest on the Amended and Restated Carroll Note was $775,442 and $592,412, respectively. (See “Note (20) Subsequent Events” and “Part II, Item 5. Other Information” for additional disclosures related to the Amended and Restated Carroll Note.)

Guaranty Fee Agreements. Pursuant to Guaranty Fee Agreements, Jonathan Carroll receives fees for providing his personal guarantee on certain of our long-term debt. Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under certain loan agreements. Amounts owed to Jonathan Carroll under Guaranty Fee Agreements are reflected within long-term debt, related party, net of current portion in our consolidated balance sheets. Amounts expensed related to Guarantee Fee Agreements are reflected within interest and other expense in our consolidated statements of operations. (See “Note (11) Long-Term Debt, Net” and “Note (20) Subsequent Events” for further discussion related to guaranty fee agreements.)

Financial Statements Impact.

Consolidated Balance Sheets. At March 31, 2017 and December 31, 2016, accounts receivable, related party from LEH totaled $0 and $1,161,589. Accounts payable, related party to LMT associated with the Tolling Agreement was $520,800 and $369,600 at March 31, 2017 and December 31, 2016, respectively. Long-term debt, related party associated with the LEH Loan Agreement, LEH Note, Ingleside Note, and Carroll Note as of the dates indicated was as follows:

	March 31,	December 31,
	2017	2016

LEH	$4,440,815	$4,000,000
Ingleside	1,195,723	722,278
Jonathan Carroll	775,442	592,412

	6,411,980	5,314,690

Less: Long-term debt, related party,
current portion	(500,000)	(500,000)

	$5,911,980	$4,814,690

Accrued interest associated with the LEH Loan Agreement was $403,556 and $243,556 at March 31, 2017 and December 31, 2016, respectively. There was no accrued interest associated with the LEH Note, the Amended and Restated Ingleside Note, and the Amended and Restated Carroll Note.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Operations. Related party revenue from LEH associated with: (i) jet fuel sales under the Jet Fuel Sales Agreement totaled $18,769,063 and $0 for the three months ended March 31, 2017 and 2016 and (ii) the storage of jet fuel under the Terminal Services Agreement totaled $375,000 and $0 for the three months ended March 31, 2017 and 2016.

Related party cost of goods sold associated with the Tolling Agreement with LMT totaled $151,200 and $0 for the three months ended March 31, 2017 and 2016. Related party refinery operating expenses associated with the Amended and Restated Operating Agreement with LEH and the Amended and Restated Tank Lease Agreement with Ingleside for the periods indicated were as follows:

	Three Months Ended March 31,
	2017		2016
	Amount	Per bbl	Amount	Per bbl

LEH	$2,813,103	$2.80	$3,162,017	$2.67
Ingleside	-	-	274,998	$0.23

	$2,813,103	$2.80	$3,437,015	$2.90

Interest expense associated with the LEH Loan Agreement and Guaranty Fee Agreements for the periods indicated was as follows:

	Three Months Ended March 31,
	2017	2016

LEH	$207,294	$-
Jonathan Carroll	167,825	176,388

	$375,119	$176,388

(9)	Notes Payable

Our notes payable consist of a short-term note for financing costs, as follows:

	March 31,	December 31,
	2017	2016

Short-term note for financing costs	$89,660	$-

	$89,660	$-

Short-Term Note for Financing Services. In March 2017, LE entered a short-term promissory note with Baker Petrolite LLC (the “Baker Petrolite Note”) in the amount of $136,969 for the purchase of chemicals. The Baker Petrolite Note, which is unsecured, matures in September 2017, has a current monthly payment of principal in the amount of $10,000, and accrues interest at a rate of 10.00%.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	March 31,	December 31,
	2017	2016

Unearned revenue	$1,336,302	$408,770
Customer deposits	450,000	450,000
Board of director fees payable	168,929	136,429
Other payable	113,123	189,719
Insurance	88,206	67,783
Excise and income taxes payable	50,957	24,187
Property taxes	36,236	4,694

	$2,243,753	$1,281,582

(11)	Long-Term Debt, Net

Long-term debt, net, which includes related-party, represents the outstanding principal and interest of our long-term debt less associated debt issue costs. Long-term debt, net as of the dates indicated consisted of the following:

	March 31,	December 31,
	2017	2016

First Term Loan Due 2034	$23,745,152	$23,924,607
Second Term Loan Due 2034	9,663,450	9,729,853
LEH Loan Agreement	4,000,000	4,000,000
Amended and Restated Ingleside Note	1,195,723	722,278
Notre Dame Debt	1,300,000	1,300,000
Amended and Restated Carroll Note	775,442	592,412
LEH Note	440,815	-
Term Loan Due 2017	-	184,994
Capital Leases	93,153	135,879
	$41,213,735	$40,590,023

Less: Current portion of long-term debt, net	(33,070,879)	(32,212,336)

Less: Unamortized debt issue costs	(2,230,876)	(2,262,997)

	$5,911,980	$6,114,690

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

Debt issue costs, which relate to secured loan agreements with Sovereign, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2017	2016

First Term Loan Due 2034	$1,673,545	$1,673,545
Second Term Loan Due 2034	767,673	767,673

Less: Accumulated amortization	(210,342)	(178,221)

	$2,230,876	$2,262,997

Amortization expense associated with our long-term debt, net, which is included in interest expense, was $32,121 and $31,869 for the three months ended March 31, 2017 and 2016, respectively.

Accrued interest associated with our long-term debt, net is reflected as interest payable, current portion and long-term interest payable, net of current portion in our consolidated balance sheets and includes related party interest. Accrued interest as of the dates indicated consisted of the following:

	March 31,	December 31,
	2017	2016

Notre Dame Debt	$1,742,673	$1,691,383
LEH Loan Agreement	403,556	243,556
Second Term Loan Due 2034	45,726	44,984
First Term Loan Due 2034	28,090	33,866
Capital Leases	795	1,165
Term Loan Due 2017	-	185

	2,220,840	2,015,139

Less: Interest payable, current portion	(2,220,840)	(323,756)

	$-	$1,691,383

Related Party. See “Note (8) Related Party Transactions” for additional disclosures with respect to related party long-term debt associated with the LEH Loan Agreement, the LEH Note, the Amended and Restated Ingleside Note, and the Amended and Restated Carroll Note.

First Term Loan Due 2034. In 2015, LE entered a loan agreement and related security agreement with Sovereign as administrative agent and lender, providing for a term loan in the principal amount of $25.0 million (the “First Term Loan Due 2034”). The First Term Loan Due 2034 matures in June 2034, has a current monthly payment of principal and interest of $191,902, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%. Pursuant to a construction rider in the First Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Sovereign makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

At March 31, 2017, LE was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the First Term Loan Due 2034. Consequently, Sovereign could declare the amounts owed under the First Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE’s obligations under the loan agreement, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of March 31, 2017. However, the debt associated with the loan was classified within the current portion of long-term debt on our consolidated balance sheet at March 31, 2017 due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Note (1) Organization – Operating Risks-Going Concern” and “Note (20) Subsequent Events” for additional disclosures related to the First Term Loan Due 2034 and financial covenant violations.)

As a condition of the First Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LE entered a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the First Term Loan Due 2034. For the three months ended March 31, 2017 and 2016, guaranty fees related to the First Term Loan Due 2034 totaled $118,991 and $122,633, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LRM and Blue Dolphin also guaranteed the First Term Loan Due 2034. (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll; see “Note (20) Subsequent Events” for further discussion related to guaranty fee agreements.)

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

Second Term Loan Due 2034. In 2015, LRM entered a loan agreement and related security agreement with Sovereign as administrative agent and lender, providing for a term loan in the principal amount of $10.0 million (the “Second Term Loan Due 2034”). The Second Term Loan Due 2034 matures in December 2034, has a current monthly payment of principal and interest of $74,111, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%. Pursuant to a construction rider in the Second Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Sovereign makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

At March 31, 2017, LRM was in violation of the debt service coverage ratio, the current ratio, and the debt to net worth ratio financial covenants related to the Second Term Loan Due 2034. Consequently, Sovereign could declare the amounts owed under the Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LRM’s obligations under the loan agreement, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of March 31, 2017. However, the debt associated with the loan was classified within the current portion of long-term debt on our consolidated balance sheet at March 31, 2017 due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations. (See “Note (1) Organization – Operating Risks-Going Concern” and “Note (20) Subsequent Events” for additional disclosures related to the Second Term Loan Due 2034 and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

As a condition of the Second Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Second Term Loan Due 2034. For the three months ended March 31, 2017 and 2016, guaranty fees related to the Second Term Loan Due 2034 totaled $48,423 and $49,747, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LE and Blue Dolphin also guaranteed the Second Term Loan Due 2034. (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll; see “Note (20) Subsequent Events” for further discussion related to guaranty fee agreements.)

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

Term Loan Due 2017. LRM entered a Loan and Security Agreement with Sovereign in 2014, for a term loan facility in the principal amount of $2.0 million (the “Term Loan Due 2017”). The Term Loan Due 2017 was amended in March 2015, pursuant to a Loan Modification Agreement (the “March Loan Modification Agreement”). Under the March Loan Modification Agreement, the interest rate was modified to be the greater of the Wall Street Journal Prime Rate plus 2.75% or 6.00%, and the due date was extended to March 2017. Pursuant to the March Loan Modification Agreement, the Term Loan Due 2017 had a monthly principal payment of $61,665 plus interest. The Term Loan Due 2017 was paid off in March 2017.

As a condition of the Term Loan Due 2017, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he received a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Term Loan Due 2017. For the three months ended March 31, 2017 and 2016, guaranty fees related to the Term Loan Due 2017 totaled $411 and $4,008, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. (See “Note (20) Subsequent Events” for further discussion related to guaranty fee agreements.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

A summary of equipment held under long-term capital leases as of the dates indicated follows:

	March 31,	December 31,
	2017	2016

Boiler equipment	$538,598	$538,598
Less: accumulated depreciation	-	-

	$538,598	$538,598

(12)	Asset Retirement Obligations

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

Changes to our ARO liability for the periods indicated were as follows:

	March 31,	December 31,
	2017	2016

Asset retirement obligations, at the beginning of the period	$2,027,639	$1,985,864
Liabilities settled	-	(70,969)
Accretion expense	71,844	112,744
	2,099,483	2,027,639
Less: asset retirement obligations, current portion	(17,510)	(17,510)

Long-term asset retirement obligations, at the end of the period	$2,081,973	$2,010,129

Liabilities settled represents amounts paid for plugging and abandonment costs against the asset’s ARO liability. At March 31, 2017 and December 31, 2016, we recognized $0 and $70,969, respectively, in liabilities settled. Abandonment expense represents amounts paid for plugging and abandonment costs that exceed the asset’s ARO liability. For the three months ended March 31, 2017 and 2016, we recognized $0 in abandonment expense.

(13)	Treasury Stock

At March 31, 2017 and December 31, 2016, we had 150,000 shares of treasury stock.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

(14)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor. At March 31, 2017 and December 31, 2016, we had cash balances (including restricted cash) of more than the FDIC insurance limit per depositor in the amount of $3,028,945 and $5,372,689, respectively.

Key Supplier.

We purchased light crude oil and condensate for the Nixon Facility from GEL pursuant to the Crude Supply Agreement. GEL materially breached the Crude Supply Agreement in April 2016 by refusing to deliver our operational requirements for crude oil for an extended period. Consequently, we ceased purchases of crude oil and condensate from GEL under the Crude Supply Agreement in November 2016. The Crude Supply Agreement has terminated. As previously disclosed, we are involved in an on-going dispute with GEL related to the Crude Supply Agreement. Arbitration proceedings related to the dispute with GEL are currently in progress. We are unable to predict the outcome of these proceedings or their ultimate impact, if any, on our business, financial condition, or results of operations. (See “Part I, Item 1A. Risk Factors” in our Annual Report, as well as “Part I, Item 1 Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” and “Legal Matters” in this Quarterly Report for disclosures related to the Crude Supply Agreement and the current contract-related dispute with GEL.)

We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. We believe that adequate supplies of crude oil and condensate for the Nixon Facility are and will continue to be available to us from our new supplier. We are working to put a long-term crude supply agreement in place, however, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances. Therefore, we believe that our accounts receivable credit risk exposure is limited.

For the three months ended March 31, 2017, we had 3 customers that accounted for approximately 82% of our refined petroleum product sales. At March 31, 2017, these 3 customers represented approximately $0 million in accounts receivable. For the three months ended March 31, 2016, we had 5 customers that accounted for approximately 75% of our refined petroleum products sales. These 5 customers represented approximately $2.3 million in accounts receivable at March 31, 2016.

For the three months ended March 31, 2017, LEH, a related party, was 1 of our 3 significant customers. LEH accounted for approximately 36% of our refined petroleum product sales for the three months ended March 31, 2017. LEH, which purchases our jet fuel and resells the jet fuel to a government agency, represented approximately $0 million in accounts receivable at March 31, 2017. LEH was not a significant customer for the three months ended March 31, 2016. (See “Note (8) Related Party Transactions” for additional disclosures related to our sale of jet fuel to LEH under the Jet Fuel Sales Agreement and the associated storage of LEH’s purchased jet fuel under the Terminal Services Agreement.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we began exporting low-sulfur diesel to Mexico during the second quarter of 2016. Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2017		2016

LPG mix	$120,542	0.2%	$250,547	0.8%
Naphtha	13,762,944	26.5%	9,025,521	28.9%
Jet fuel	15,399,994	29.7%	8,506,313	27.3%
HOBM	10,685,740	20.6%	3,163,495	10.1%
Reduced Crude	-	0.0%	3,245,807	10.4%
AGO	11,932,818	23.0%	7,001,454	22.5%

	$51,902,038	100.0%	$31,193,137	100.0%

(15)	Leases

Our company headquarters is in downtown Houston, Texas. We lease 13,878 square feet of office space, 7,389 square feet of which is used and paid for by LEH. The office lease has a 10-year term that expires in September 2017. The lease included a free rent period, has escalating rent payment provisions, and requires payment of a portion of operating expenses. Rent expense is recognized on a straight-line basis. For the three months ended March 31, 2017 and 2016, rent expense totaled $31,081 and $29,857, respectively.

(16)	Income Taxes

Income Tax Benefit. For the three months ended March 31, 2017 and 2016, we recognized an income tax benefit of $0 and $1,165,901, respectively.

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

NOL Carryforwards. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). For income tax purposes, we experienced ownership changes in 2005, in connection with a series of private placements, and in 2012, as a result of a reverse acquisition, that limit the use of pre-change NOL carryforwards to offset future taxable income. In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards that were generated prior to the ownership change to an annual use limitation of $638,196 per year. Unused portions of the annual use limitation amount may be used in subsequent years. As a result of the annual use limitation, approximately $6.7 million in NOL carryforwards that were generated prior to the 2012 ownership change will expire unused. NOL carryforwards that were generated after the 2012 ownership change are not subject to an annual use limitation under IRC Section 382 and may be used for a period of 20 years in addition to available amounts of NOL carryforwards generated prior to the ownership change.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total

Balance at December 31, 2015	$9,614,449	$9,616,941	$19,231,390

Net operating losses	-	13,945,128	13,945,128

Balance at December 31, 2016	$9,614,449	$23,562,069	$33,176,518

Net operating losses	-	2,816,718	2,816,718

Balance at March 31, 2017	$9,614,449	$26,378,787	$35,993,236

Deferred Tax Assets and Liabilities. At March 31, 2017 and December 31, 2016, we had $0 of net deferred tax assets available for future use. Significant components of deferred tax assets and liabilities as of the dates indicated were as follow:

	March 31,	December 31,
	2017	2016

Deferred tax assets:
Net operating loss and capital loss carryforwards	$14,508,022	$13,550,338
Start-up costs (Nixon Facility)	1,339,029	1,373,363
Asset retirement obligations liability/deferred revenue	738,633	717,751
AMT credit and other	237,818	266,522
Total deferred tax assets	16,823,502	15,907,974

Deferred tax liabilities:
Basis differences in property and equipment	(6,182,489)	(5,895,943)
Total deferred tax liabilities	(6,182,489)	(5,895,943)

	10,641,013	10,012,031

Valuation allowance	(10,641,013)	(10,012,031)

Deferred tax assets, net	$-	$-

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At March 31, 2017 and December 31, 2016, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of March 31, 2017 and December 31, 2016.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

As part of this guidance, we record income tax related interest and penalties, if applicable, as a component of the provision for income tax benefit (expense). However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the three months ended March 31, 2017 and 2016. Our federal income tax returns are subject to examination by the Internal Revenue Service for tax years ending December 31, 2013, or after and by the state of Texas for tax years ending December 31, 2012, or after. We believe there are no uncertain tax positions for both federal and state income taxes.

(17)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended March 31,
	2017	2016

Net income (loss)	$(1,849,950)	$(2,149,084)

Basic and diluted income per share	$(0.18)	$(0.21)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,474,714	10,457,794

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three months ended March 31, 2017 and 2016 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

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

When active, the fair value of commodity futures contracts is reflected in our consolidated balance sheets and the related net gain or loss is recorded within cost of refined products sold in our consolidated statements of operations. Quoted prices for identical assets or liabilities in active markets (Level 1) are considered to determine the fair values for marking to market the financial instruments at each period end. Commodity transactions are executed to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors. Due to mark-to-market accounting during the term of the commodity futures contracts, significant unrealized non-cash net gains and losses could be recorded in our results of operations.

At March 31, 2017, we had no futures contracts of refined petroleum products and crude oil and condensate that were entered as economic hedges. We also had no derivative instruments that were reported in our consolidated balance sheets at March 31, 2017 and December 31, 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

The following table provides the effect of derivative instruments in our consolidated statements of operations for the three months ended March 31, 2017 and 2016:

		Gain (Loss) Recognized
		Three Months Ended March 31,
Derivatives	Statements of Operations Location	2017	2016
Commodity contracts	Cost of refined products sold	$-	$(492,528)

(19)	Commitments and Contingencies

Amended and Restated Operating Agreement. See “Note (8) Related Party Transactions” and “Note (20) Subsequent Events” and “Part II, Item 5. Other Information” for additional disclosures related to the Amended and Restated Operating Agreement.

Genesis Agreements. We were party to the following agreements with Genesis:

Crude Supply Agreement. GEL supplied the Nixon Facility with crude oil and condensate under the Crude Supply Agreement at cost plus freight expense and any costs associated with hedging. All crude oil and condensate supplied under the Crude Supply Agreement was paid for pursuant to the terms of the Joint Marketing Agreement as described within this section. The Crude Supply Agreement has terminated.

Joint Marketing Agreement. Together with GEL, we jointly marketed and sold certain output produced at the Nixon Facility and shared the associated gross profits from such sales. Payments for the sale of certain output produced at the Nixon Facility were made directly to GEL as collection agent, and associated customers had to satisfy GEL’s customer credit approval process.

GEL materially breached these agreements in April 2016 by refusing to deliver our operational requirements of crude oil for an extended period. Consequently, we ceased purchases of crude oil and condensate from GEL under the Crude Supply Agreement in November 2016 and suspended the marketing and sale of refined petroleum products under the Joint Marketing Agreement following the processing of all crude oil and condensate supplied by GEL. The Joint Marketing Agreement has terminated.

GEL Contract-Related Dispute. As previously disclosed, we are involved in an on-going dispute with GEL related to the Crude Supply Agreement and the Joint Marketing Agreement. Arbitration proceedings related to the dispute with GEL are currently in progress. We are unable to predict the outcome of these proceedings or their ultimate impact, if any, on our business, financial condition, or results of operations. (See “Legal Matters” below for a discussion of the current contract-related dispute with GEL.)

FLNG Easements. BDPL and FLNG were parties to a Pipeline Easement dated November 5, 2005 (the “FLNG Pipeline Easement”) and the FLNG Master Easement Agreement (together with the FLNG Pipeline Easement, the “FLNG Easements”). The FLNG Easements provided FLNG and its affiliates: (i) a pipeline easement and right of way across the BDPL Property to certain property owned by FLNG and (ii) rights of ingress and egress across the BDPL Property to the property owned by FLNG. Under the FLNG Easements, FLNG made payments to us in the amount of $500,000 each year. The FLNG Easements were terminated in February 2017.

In February 2017, BDPL sold approximately 15 acres of certain of the BDPL Property to FLIQ Common Facilities, LLC, an affiliate of FLNG, for cash proceeds of approximately $535,000. In conjunction with the sale of real estate, FLNG paid to BDPL approximately $1,336,000 as consideration for the full satisfaction and discharge of FLNG’s future annual payment and other obligations to BDPL under the FLNG Easements. Excluding the value of the land from the proceeds, we recognized a gain totaling $1,834,500 related to the FLNG transactions for the three months ended March 31, 2017.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

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

In October 2016, we received a letter from the BOEM summarizing the amount required as additional security on our existing pipeline rights-of-way. The letter, which is a courtesy and does not constitute a formal order by the BOEM, requested that we provide additional supplemental pipeline bonds or acceptable financial reassurance of approximately $4.6 million. At March 31, 2017 and December 31, 2016, we maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM. Of the five (5) pipeline rights-of-ways reflected in the BOEM’s October 2016 letter:

(i)
the pipeline associated with one (1) right-of-way was decommissioned in 1997, and
(ii)
the pipelines associated with three (3) rights-of-way (Segment Nos. 15635, 13101, and 9428) are the subject of decommissioning permit requests submitted to the Bureau of Safety and Environmental Enforcement (the “BSEE”) by Blue Dolphin in April 2016 (the request for Segment No. 9428 also requires approval by the U.S. Army Corps of Engineers). In August 2016, BSEE approved decommissioning operations for Segment No. 15635. In April 2017, BSEE approved removal of the junction platform associated with Segment No. 13101, and the U.S. Army Corps of Engineers posted public notice related to the decommissioning request for Segment No. 9428.

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

Financing Agreements. (See “Note (11) Long-Term Debt, Net” for additional disclosures related to financing agreements.)

Nixon Facility Expansion. We have made and continue to make capital and efficiency improvements to the Nixon Facility. Therefore, we incurred and will continue to incur capital expenditures related to these improvements, which include, among other things, facility and land improvements and construction of additional petroleum storage tanks.

Legal Matters.

GEL Contract-Related Dispute. As described above under “Genesis Agreements,” we were party to a variety of contracts and agreements with Genesis and GEL for the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

In a matter separate from the above referenced Petition, LE asserted that GEL materially breached the parties’ agreements in April 2016 by refusing to deliver our operational requirements of crude oil for an extended period. LE filed a demand for arbitration in June 2016, pursuant to the terms of a Dispute Resolution Agreement between the parties (the “Arbitration”). The Arbitration alleges that GEL breached the Crude Supply Agreement by:

(i)
overcharging for crude oil and condensate based on Genesis’ cost as defined in the Crude Supply Agreement,
(ii)
overcharging for trucking costs, and
(iii)
significantly under-delivering crude oil and condensate, resulting in significant refinery downtime and significant decreases in refinery throughput, refinery production, and refined petroleum product sales during 2016.

GEL has made counter claims in the Arbitration with allegations against LE like those made in the Petition.  GEL is seeking substantial damages, as well as recovery of attorneys’ fee and costs, totaling approximately $44.0 million in the aggregate, based on allegations of breach of contract, fraudulent transfer and unjust enrichment. We believe GEL’s counter claims are without merit and are defending them vigorously in the Arbitration.

GEL recently relinquished its claims for equitable and declaratory relief and its ability to keep the contracts in force and effect on a going-forward basis. Thus, the Crude Supply Agreement and the Joint Marketing Agreement have terminated.

The contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved. We are unable to predict the outcome of the current proceedings with Genesis and GEL or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded an asset or a liability on our consolidated balance sheet at March 31, 2017. Any determination by the arbitrator that we owe significant damages to GEL would have a material adverse effect on our business, liquidity and financial condition and results of operations.  If GEL were awarded significant damages, we may not be able to pay such damages, which would affect our ability to continue as a going concern.

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

Financial Covenant Defaults. At March 31, 2017, LE and LRM were in violation of certain financial covenants related to the First Term Loan Due 2034 and Second Term Loan Due 2034. Covenant defaults under the secured loan agreements would permit Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available.

By letter dated May 10, 2017, Sovereign waived the financial covenant defaults as of March 31, 2017. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Notes to Consolidated Financial Statements (Continued)

LEH Note

On May 9, 2017, the Board approved the LEH Note effective March 31, 2017. The LEH Note has a principal amount of $440,815, accrues interest, compounded annually, at a rate of 8.00%, and matures in January 2019. Under the LEH Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. (See “Note (8) Related Party Transactions” and “Part II, Item 5. Other Information” for additional disclosures related to the LEH Note.)

Amended and Restated Ingleside Note

On May 9, 2017, the Board approved the Amended and Restated Ingleside Note. The Amended and Restated Ingleside Note has a principal amount of $1,195,723, accrues interest, compounded annually, at a rate of 8.00%, and matures in January 2019. Under the Amended and Restated Ingleside Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. (See “Note (8) Related Party Transactions” and “Part II, Item 5. Other Information” for additional disclosures related to the Amended and Restated Ingleside Note.)

Amended and Restated Carroll Note

On May 9, 2017, the Board approved the Amended and Restated Carroll Note. The Amended and Restated Carroll Note has a principal amount of $775,442, accrues interest, compounded annually, at a rate of 8.00%, and matures in January 2019. Under the Amended and Restated Carroll Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. (See “Note (8) Related Party Transactions” and “Part II, Item 5. Other Information” for additional disclosures related to the Amended and Restated Carroll Note.)

Amended and Restated Operating Agreement.

As previously disclosed, we are involved in an on-going dispute with GEL related to the Crude Supply Agreement and Joint Marketing Agreement, each dated August 12, 2011. Pursuant to an Operating Agreement (the “Operating Agreement”) dated February 15, 2012 between LEH, LE, and Blue Dolphin, the Operating Agreement expired upon the earliest to occur of: (a) the date of the termination of the Joint Marketing Agreement pursuant to its terms, (b) August 2018, or (c) upon written notice of either party of a material breach of the Operating Agreement by the other party.

Due to termination of the Joint Marketing Agreement, the Operating Agreement was amended and restated to modify the compensation and term provisions. The Board approved the Amended and Restated Operating Agreement on May 9, 2017 with an effective date of April 1, 2017. For services rendered under the Amended and Restated Operating Agreement, we reimburse LEH at cost plus five percent (5%) for all reasonable Blue Dolphin expenses incurred while LEH performs the Services. The Amended and Restated Operating Agreement expires: (i) April 1, 2020, (ii) upon written notice of either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in our best interest. (See “Note (8) Related Party Transactions” and “Part II, Item 5. Other Information” for additional disclosures related to the Amended and Restated Operating Agreement.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q for the quarterly period ended March 31, 2017 (the Quarterly Report”), references to “Blue Dolphin,” “we,” “us” and “our” are to Blue Dolphin Energy Company and its subsidiaries, unless otherwise indicated or the context otherwise requires. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the risk factors, financial statements, and related notes included thereto in Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”).

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

Forward-looking statements reflect our current expectations regarding future events, results, or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, or materially affect our financial condition, results of operations and cash flows. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all these factors, they include, among others, the following and other factors described under the heading “Risk Factors” in the Annual Report and this Quarterly Report:

Risks Related to Our Business and Industry

●
Insufficient liquidity to sustain operations because of net losses, working capital deficits, and other factors, including an adverse change in our relationship with Genesis Energy, LP (“Genesis”) and GEL Tex Marketing, LLC (“GEL”), crude supply issues, and financial covenant defaults in secured loan agreements.
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
●
Failure to comply with certain financial covenants related to certain secured loan agreements.
●
Our ability to use net operating loss (“NOL”) carryforwards to offset future taxable income for U.S. federal income tax purposes, which are subject to limitation.
●
Terrorist attacks, cyber-attacks, threats of war, or actual war may negatively affect our operations, financial condition, results of operations, and cash flows.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risks Related to Our Refinery Operations Business Segment

●
An unfavorable outcome of the contract-related dispute with GEL, which could have a material adverse effect on us.
●
A determination by management, and the report of our independent registered public accounting firm that expresses, substantial doubt about our ability to continue as a going concern.
●
Volatility of refining margins.
●
Volatility of crude oil, other feedstocks, refined petroleum products, and fuel and utility services.
●
Our ability to acquire sufficient levels of crude oil on favorable terms to operate the Nixon Facility.
●
Refinery downtime, which could result in lost margin opportunity, increased maintenance costs, increased inventory, and a reduction in cash available for payment of our obligations.
●
Capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
●
Our dependence on LEH for financing and management of our properties.
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

Risks Related to Our Pipelines and Oil and Gas Properties

●
Required increases in bonds or other sureties to maintain compliance with regulatory requirements, which could significantly impact our liquidity and financial condition.
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

Company Overview

Blue Dolphin is primarily an independent refiner and marketer of petroleum products. Our primary asset is a 15,000-bpd crude oil and condensate processing facility that is in Nixon, Texas (the “Nixon Facility”). As part of our refinery business segment, we also conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility. We also own pipeline assets and have leasehold interests in oil and gas wells. The pipelines and oil and gas wells are inactive. We maintain a website at http://www.blue-dolphin-energy.com. Information on or accessible through our website is not incorporated by reference in or otherwise made a part of this Quarterly Report.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
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

●
Availability of competing fuels (e.g., renewables); and

●
Seasonal fluctuations.

For the three months ended March 31, 2017 (the “Current Period”), our average crack spread for refined petroleum products was $0.14 per bbl compared to $0.21 per bbl for the three months ended March 31, 2016 (the “Prior Period”), reflecting a decrease of $0.07 per bbl. Our gross profit increased $312,448, or 60%, between the periods because of increased tank rental revenue from more tank leases in the Current Period compared to the Prior Period.

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

Recent changes to our product slate include increased production of military jet fuel and the sale of low-sulfur diesel to customers that export to Mexico. Military jet fuel and Jet A fuel are produced by separating the distillate stream into kerosene and diesel and blending the kerosene with a portion of the heavy naphtha stream.   Military jet fuel and Jet A fuel are considered higher value products that significantly upgrade the value of the naphtha component. Exports of low-sulfur diesel to Mexico offset weaker demand for HOBM in the U.S. local market. HOBM and low-sulfur diesel are produced from our heavy oil stream.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Downtime

The safe and reliable operation of the Nixon Facility is key to our financial performance and results of operations, and we are particularly vulnerable to disruptions in our operations because all our refining operations are conducted at a single facility. Although operating at anticipated levels, the Nixon Facility is still in a recommissioning phase and may require unscheduled downtime for unanticipated reasons, including maintenance and repairs, voluntary regulatory compliance measures, or cessation or suspension by regulatory authorities. Occasionally, the Nixon Facility experiences a temporary shutdown due to power outages from high winds and thunderstorms. In such cases, we must initiate a standard refinery start-up process, which can last several days. We are typically able to resume normal operations the next day. Any scheduled or unscheduled downtime may result in lost margin opportunity, increased maintenance expense and a build-up of refined petroleum products inventory, which could reduce our ability to meet our payment obligations.

Key Relationships

Relationship with LEH

We are party to a variety of contracts and agreements with LEH, including an Amended and Restated Operating Agreement, a Jet Fuel Sales Agreement, a Terminal Services Agreement, a Loan and Security Agreement, and a Promissory Note. In addition, we currently rely on advances from LEH to fund our working capital requirements. LEH may, but is not required to, fund our working capital requirements. There can be no assurances that LEH will continue to fund our working capital requirements. (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” and “Note (20) Subsequent Events” and “Part II, Item 5. Other Information” for disclosures related to agreements that we have in place with LEH.)

Relationship with Genesis and GEL

We were party to a variety of contracts and agreements with Genesis and GEL for the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services. (See “Part I, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for a summary of the contracts and agreements that we had with Genesis and GEL.) As previously disclosed, we are involved in an ongoing-dispute with GEL related to certain of these agreements, which have terminated. Arbitration proceedings related to the dispute with GEL are currently in progress. We are unable to predict the outcome of these proceedings or their ultimate impact, if any, on our business, financial condition, or results of operations. (See “Part I, Item 1A. Risk Factors” in our Annual Report, as well as “Part I, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Legal Matters” in this Quarterly Report for disclosures related to the current contract-related dispute with GEL.)

Results of Operations

Effective January 1, 2017, we began reporting a single business segment – Refinery Operations. Business activities related to our Refinery Operations business segment are conducted at the Nixon Facility. Due to their small size, current and prior period amounts associated with Pipeline Transportation operations were reclassified to Corporate and Other. Pipeline Transportation operations diminished significantly as services to third-parties ceased and third-party wells along our pipeline corridor were permanently abandoned.

In this Results of Operations section, we review:

●
Definitions of key financial performance measures used by management;

●
Consolidated results (reflect financial results for our Refinery Operations business segment and Corporate and Other);

●
Non-GAAP financial results; and

●
Refinery Operations business segment results.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GLOSSARY OF SELECTED FINANCIAL AND PERFORMANCE MEASURES

Management uses generally accepted accounting principles (“GAAP”) and certain non-GAAP performance measures to assess our results of operations. Certain performance measures used by management to assess our operating results and the effectiveness of our business segment are considered non-GAAP performance measures. These performance measures may differ from similar calculations used by other companies within the petroleum industry, thereby limiting their usefulness as a comparative measure.

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

  -
Total Adjusted EBITDA. Reflects adjusted EBITDA for our refinery operations business segment, as well as corporate and other.

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

Easement, Interest and Other Income. Reflects income related to an easement agreement with FLNG Land II, Inc., a Delaware corporation (“FLNG”); recorded as land easement revenue and recognized monthly as earned. See “Part I, Item 1. Financial Statements – Note (19) Commitments and Contingencies – FLNG Easements” for additional discussion of easement income.

EBITDA. Reflects earnings before: (i) interest income (expense), (ii) income taxes, and (iii) depreciation and amortization.

  -
Refinery Operations EBITDA. Reflects EBITDA for our refinery operations business segment.

  -
Total EBITDA. Reflects EBITDA for our refinery operations business segment, as well as corporate and other.

General and Administrative Expenses. Primarily include corporate costs, such as accounting and legal fees, office lease expenses, and administrative expenses.

Gross Profit. Calculated as total revenue less cost of refined products sold.

Income Tax Expense. Includes federal and state taxes, as well as deferred taxes, arising from temporary differences between income for financial reporting and income tax purposes.

JMA Profit Share. Under the Joint Marketing Agreement, which has terminated, Gross Profits (as defined therein) were shared between the parties. Represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement; an indirect operating expense. If Gross Profits were positive, then the JMA Profit Share reflected an expense to us. If Gross Profits were negative, then the JMA Profit Share reflected a credit to us.

Net Income. Represents total revenue from operations less total cost of operations, total other expense, and income tax expense.

Operating Days. Represents the number of days in a period in which the Nixon Facility operated. Operating days is calculated by subtracting downtime in a period from calendar days in the same period.

Refinery Operating Expenses. Reflect the direct operating expenses of the Nixon Facility, including direct costs of labor, maintenance materials and services, chemicals and catalysts and utilities. Includes fees paid to: (i) LEH to manage and operate the Nixon Facility pursuant to the Amended and Restated Operating Agreement and (ii) Ingleside Crude, LLC to lease petroleum storage tanks to meet periodic, additional storage needs under the Amended and Restated Tank Lease Agreement.

Refinery Operating Income. Reflects refined petroleum product sales less direct operating costs (including cost of refined products sold and refinery operating expenses) and the JMA profit share.

Revenue from Operations. Primarily consists of refined petroleum product sales, but also includes tank rental revenue. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue. Other revenue relates to fees received from pipeline transportation services, which ceased in 2016.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Total Revenue from Operations. For the Current Period we had total revenue from operations of $52,605,749 compared to total revenue from operations of $31,512,276 for the Prior Period. The approximate 67% increase in total revenue from operations between the periods was the result of higher refined product prices per bbl in the Current Period compared to the Prior Period.

Cost of Refined Products Sold. Cost of refined products sold was $51,774,502 for the Current Period compared to $30,993,477 for the Prior Period. The approximate 67% increase in cost of refined products sold was the result of higher crude costs per bbl in the Current Period compared to the Prior Period.

Gross Profit. For the Current Period gross profit totaled $831,247 compared to $518,766 for the Prior Period, representing an increase of $312,448. The approximate 60% increase in gross profit between the periods related to additional tank rental revenue from more tank leases in the Current Period compared to the Prior Period.

Refinery Operating Expenses. We recorded refinery operating expenses of $2,813,103 in the Current Period compared to $3,437,015 in the Prior Period, a decrease of approximately 18%. Refinery operating expenses per bbl of throughput were $2.80 in the Current Period compared to $2.90 in the Prior Period. The $0.10 decrease in refinery operating expenses per bbl of throughput between the periods was the result of a decrease in off-site tank leasing expense under the Amended and Restated Tank Lease Agreement in the Current Period. (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” for additional disclosures related to components of refinery operating expenses.)

JMA Profit Share. For the Current Period, the JMA Profit Share was $0 compared to a credit of $671,092 for the Prior Period.  Elimination of the JMA Profit Share between the periods was the result of termination of the Joint Marketing Agreement. (See “Part I, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for further discussion related to the Joint Marketing Agreement, JMA Profit Share, Gross Profits and the contract-related dispute with GEL.)

General and Administrative Expenses. We incurred general and administrative expenses of $906,090 in the Current Period compared to $357,004 in the Prior Period. The significant increase in general and administrative expenses in the Current Period compared to the Prior Period primarily related to an increase in legal fees associated with the contract-related dispute with GEL.

Depletion, Depreciation and Amortization. We recorded depletion, depreciation and amortization expenses of $451,025 in the Current Period compared to $440,453 in the Prior Period. The approximate 2% increase in depletion, depreciation and amortization expenses for the Current Period compared to the Prior Period primarily related to additional depreciable refinery assets that were placed in service.

Easement, Interest and Other Income. We recorded $381,993 in easement, interest and other income for the Current Period compared to $131,763 in the Prior Period. The significant increase between the periods was due to the sale of land to an FLNG affiliate, which accelerated revenue recognition from FLNG’s annual payments to BDPL under a Master Easement Agreement (the “FLNG Master Easement Agreements”). The FLNG Master Easement Agreement was terminated in February 2017 as part of the land sale transaction. (See “Part I, Item 1. Financial Statements – Note (19) Commitments and Contingencies – FLNG Easements” for additional discussion related to FLNG.)

Gain on Disposal of Property. We recognized a gain related to the FLNG transactions totaling $1,834,500 in the Current Period. In February 2017, BDPL sold approximately 15 acres of certain of the property owned by BDPL located in Brazoria County Texas (the "BDPL Property") to FLIQ Common Facilities, LLC, an affiliate of FLNG. In conjunction with the sale of real estate, the FLNG Easements were terminated. (See “Part I, Item 1. Financial Statements – Note (19) Commitments and Contingencies – FLNG Easements” for additional discussion related to FLNG.)

Income Tax Benefit. We recognized an income tax benefit of $0 in the Current Period compared to $1,165,901 in the Prior Period. Income tax benefit in the Prior Period primarily related to deferred federal income taxes. We recorded a full valuation allowance against deferred tax assets as of March 31, 2017 and December 31, 2016 (See “Part I, Item 1. Financial Statements – Note (16) Income Taxes” for additional disclosures related to income taxes.)

Net Income (Loss). For the Current Period, we reported a net loss of $1,849,714 or a loss of $0.18 per share, compared to net loss of $2,149,084, or loss of $0.21 per share, for the Prior Period. The $0.03 per share improvement in net loss between the periods was the result of a gain on the sale of property and lower refinery operating expenses. Refinery operating expense was lower in the Current Period due to a decrease in off-site tank leasing expense under the Amended and Restated Tank Lease Agreement.

Non-GAAP Financial Measures

To supplement our consolidated results, management uses EBITDA, a non-GAAP financial measures, to help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA is reconciled to GAAP-based results below. EBITDA should not be considered an alternative for GAAP results. EBITDA is provided to enhance an overall understanding of our financial performance for the applicable periods and is an indicator management believes is relevant and useful. EBITDA may differ from similar calculations used by other companies within the petroleum industry, thereby limiting its usefulness as a comparative measure. (See “Part I, Item 1. Financial Statements” for comparative GAAP results.)

EBITDA Reconciliation to GAAP.

	Three Months Ended March 31,
	2017			2016
	Segment			Segment
	Refinery			Refinery
	Operations	Corporate & Other	Total	Operations	Corporate & Other	Total
Revenue from operations	$52,605,749	$-	$52,605,749	$31,484,624	$27,652	$31,512,276
Less: cost of operations(1)	(55,195,761)	(430,622)	(55,626,383)	(34,422,853)	(346,903)	(34,769,756)
Other non-interest income(2)	-	2,216,251	2,216,251	-	130,665	130,665
Less: JMA Profit Share(3)	-	-	-	671,092	-	671,092
EBITDA	$(2,590,012)	$1,785,629	$(804,383)	$(2,267,137)	$(188,586)	$(2,455,723)

Depletion, depreciation and
amortization			(451,025)			(440,453)
Interest expense, net			(594,542)			(418,809)

Income before income taxes			(1,849,950)			(3,314,985)

Income tax benefit			-			1,165,901

Net income			$(1,849,950)			$(2,149,084)

(1)
Operation cost within the Refinery Operations segment includes related general and administrative expenses. Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs (such as accounting fees, director fees, and legal expense), as well as expenses associated with our pipeline assets and oil and/or gas leasehold interests (such as accretion and impairment expenses).

(2)
Other non-interest income reflects FLNG Land II, Inc. (“FLNG”) easement revenue. (See “Part I, Item 1. Financial Statements – Note (19) Commitments and Contingencies – FLNG Easements” for further discussion related to FLNG.)

(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, which has terminated. (See “Part I, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements” for further discussion of the Joint Marketing Agreement and the contract-related dispute with GEL.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EBITDA Current Period Compared to Prior Period.

Refinery Operations EBITDA. Refinery operations EBITDA for the Current Period was a loss of $2,590,012 compared to a loss of $2,267,137 for the Prior Period. The $322,875 decrease in refinery operations EBITDA between the periods was the result of higher crude costs per bbl in the Current Period compared to the Prior Period.

Total EBITDA. Total EBITDA for the Current Period was a loss of $804,383 compared to a loss of $2,455,723 for the Prior Period. This represented an improvement of $1,651,340 for the Current Period compared to the Prior Period. The improvement in total EBITDA related to a gain on the sale of property in the Current Period.

Refinery Operations Business Segment Results

During the Current Period, our average crack spread was $0.14 per bbl compared to $0.21 per bbl for the Prior Period, reflecting a decrease of $0.07 per bbl. Despite the decrease in crack spread, our gross profit increased $312,448, or 60%, between the periods because of increased tank rental revenue from more tank leases in the Current Period compared to the Prior Period.

Refinery Throughput and Production Data.

Following are refinery operational metrics for the Nixon Facility:

	Three Months Ended March 31,
	2017	2016

Calendar Days	90	91
Refinery downtime	(10)	-
Operating Days	80	91

Total refinery throughput (bbls)	1,004,172	1,183,806
Operating days:
bpd	12,552	13,009
Capacity utilization rate	83.7%	86.7%
Calendar days:
bpd	11,157	13,009
Capacity utilization rate	74.4%	86.7%

Total refinery production (bbls)	969,734	1,154,307
Operating days:
bpd	12,122	12,685
Capacity utilization rate	80.8%	84.6%
Calendar days:
bpd	10,775	12,685
Capacity utilization rate	71.8%	84.6%

Note:	The difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents refinery fuel use and loss.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Current Period Compared to Prior Period.

Refinery Downtime. The Nixon Facility operated for a total of 80 days in the Current Period, reflecting 10 days of refinery downtime. Comparatively, the Nixon Facility operated for a total of 91 days in the Prior Period, reflecting no refinery downtime. Refinery downtime in the Current Period related to a maintenance turnaround.

Total Refinery Throughput. The Nixon Facility processed 1,004,172 bbls of crude oil and condensate for the Current Period compared to 1,183,806 bbls of crude oil and condensate for the Prior Period, a decrease of 15%. On an operating day basis, total refinery throughput totaled 12,552 bpd in the Current Period compared to 13,009 bpd for the Prior Period, a decrease of 457 bpd. On a calendar day basis, total refinery throughput totaled 11,157 bpd in the Current Period compared to 13,009 bpd for the Prior Period, a decrease of 1,851 bpd. The decrease between the periods related to refinery downtime in the Current Period.

Total Refinery Production. The Nixon Facility produced 969,734 bbls of refined petroleum products for the Current Period compared to 1,154,307 bbls of refined petroleum products for the Prior Period, a decrease of 16%. On an operating day basis, total refinery production totaled 12,122 bpd in the Current Period compared to 12,685 bpd for the Prior Period, a decrease of 563 bpd. On a calendar day basis, total refinery production totaled 10,775 bpd in the Current Period compared to 12,685 bpd for the Prior Period, a decrease of 1,910 bpd. The decrease between the periods related to refinery downtime in the Current Period.

Capacity Utilization Rate. On an operating day basis, the capacity utilization rate for refinery throughput and refinery production decreased approximately 3% and 4%, respectively, between the periods. On a calendar day basis, the capacity utilization rate for refinery throughput and refinery production decreased approximately 12% and 13%, respectively, between the periods.

Refined Petroleum Product Sales Summary.

(See “Part I, Item 1. Financial Statements - Note (14) Concentration of Risk” for a discussion of refined petroleum product sales.)

Refined Petroleum Product Economic Hedges.

Under our inventory risk management policy, commodity futures contracts are used to mitigate the volatile change in value for certain of our refined petroleum product inventories. We had no open commodity contracts in the Current Period. For the Prior Period, our refinery operations business segment recognized a loss of $881,512 on settled transactions and a gain of $1,374,040 on the change in value of open contracts from December 31, 2015 to March 31, 2016.

Liquidity and Capital Resources

Overview.

Our primary use of cash flow is to operate the Nixon Facility, purchase crude oil and condensate, and fund capital expenditures. Our primary sources of liquidity have been cash reserves, revenue from operations, LEH, and borrowings under bank facilities. Our liquidity was severely constrained in the Current Period, principally because of lower crack spreads compared to the Prior Period. As discussed within this “Liquidity and Capital Resources” section, management has determined that there is substantial doubt about our ability to continue as a going concern due to consecutive quarterly net losses, insufficient working capital, litigation risk, crude supply issues, and financial covenant defaults in secured loan agreements. (See “Part I, Item 1. Financial Statements – Note (1) Organization – Operating Risks-Going Concern” for additional discussion related to going concern.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
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

Crude Oil and Condensate Supplies.

Operation of the Nixon Facility depends on our ability to purchase adequate crude supplies on favorable terms. We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. We are working to put a long-term crude supply agreement in place, however, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.

As previously disclosed, we are involved in an on-going dispute with GEL related to the Crude Supply Agreement, which has terminated. Arbitration proceedings related to the dispute with GEL are currently in progress. The contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved, which management believes will occur in the first half of 2017. We are unable to predict the outcome of the current proceedings with GEL or their ultimate impact, if any, on our business, financial condition or results of operations.

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flow.

Our cash flow from operations for the periods indicated was as follows:

	Three Months Ended March 31,
	2017	2016

Cash flow from operations
Adjusted income (loss) from operations	$(1,294,960)	$(4,308,132)
Change in assets and current liabilities	(1,078,883)	3,905,612

Total cash flow from operations	(2,373,843)	(402,520)

Cash inflows (outflows)
Proceeds from issuance of debt	1,097,290	-
Payments on debt	(473,578)	(478,431)
Capital expenditures	(810,832)	(3,639,645)

Total cash outflows	(187,120)	(4,118,076)

Total change in cash flows	$(2,560,963)	$(4,520,596)

We experienced negative cash flow from operations of $2,373,843 for the Current Period compared to negative cash flow from operations of $402,520 for the Prior Period, reflecting a $1,971,323 decrease in cash flow from operations between the periods. The decrease in cash flow from operations was primarily the result of decreases in accounts payable.

Working Capital.

During the Current Period, we obtained working capital from the issuance of debt totaling $1,097,290. We had a working capital deficit of $42,282,742 at March 31, 2017 compared to a working capital deficit of $37,812,263 at December 31, 2016. Excluding long-term debt, we had a working capital deficit of $9,211,863 at March 31, 2017, compared to working capital of $5,599,927 at December 31, 2016. The significant increase in working capital deficit between the periods primarily related to a decrease in cash and cash equivalents due to inventory buildup.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Spending.

Capital improvements primarily relate to construction of new petroleum storage tanks to add to existing petroleum storage tank capacity. We are working to complete several new tanks in which construction was began during 2016. New petroleum storage tanks at the Nixon Facility support future increased refinery throughput, allow for the purchase of different crude types to maximize product yields and margins, and provide an opportunity to generate additional tank rental revenue by leasing to third-parties. When expansion of the Nixon Facility is complete, total crude oil, condensate, and refined petroleum product storage capacity will exceed 1,000,000 bbls.

Capital expenditures at the Nixon Facility are being funded by Sovereign Bank (“Sovereign”) through long-term debt that we secured in 2015. Available funds under these loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. Restricted cash (current portion) represents funds to pay outstanding construction invoices and to fund construction contingencies. Restricted cash (current portion) totaled $2,756,713 and $3,347,835 at March 31, 2017 and December 31, 2016, respectively. Restricted cash, non-current represents funds held in our disbursement account with Sovereign to complete construction of new petroleum storage tanks. Restricted cash, noncurrent totaled $765,092 and $1,582,305 at March 31, 2017 and December 31, 2016, respectively.

Capital expenditures as of the dates indicated were as follows:

	Three Months Ended March 31,
	2017	2016

Capital expenditures financed by:
Cash disbursements	$810,832	$3,639,645
Accounts payable(1)	1,220,262	1,106,205
	$2,031,094	$4,745,850

(1)
Represents construction-related vendor invoices awaiting payment from the loan disbursement account.

We estimate remaining capital spending in 2017 to approximate $2.5 million. Capital expenditures, which will be funded by remaining amounts available under bank facilities secured in 2015 with Sovereign, will primarily be for completion of petroleum storage tanks at the Nixon Facility.

See “Part I, Item 1. Financial Statements – Note (11) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

Contractual Obligations.

Related Party. See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” in this Quarterly Report for a summary of the agreements we have in place with related parties.

Genesis. See “Part I, Item 1A. Risk Factors” in our Annual Report, as well as “Part I, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Genesis Agreements and Legal Matters” in this Quarterly Report for disclosures related to the contracts and agreements we had in place with Genesis and GEL and the current contract-related dispute with GEL.

Supplemental Pipeline Bonds. See “Part I, Item 1. Financial Statements – Note (19) Commitments and Contingencies – Supplemental Pipeline Bonds” for a discussion of supplemental pipeline bonding requirements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Indebtedness.

The principal balances outstanding on our long-term debt, net (including related party) for the periods indicated were as follow:

	March 31,	December 31,
	2017	2016

First Term Loan Due 2034	$23,745,152	$23,924,607
Second Term Loan Due 2034	9,663,450	9,729,853
LEH Loan Agreement	4,000,000	4,000,000
Amended and Restated Ingleside Note	1,195,723	722,278
Notre Dame Debt	1,300,000	1,300,000
Amended and Restated Carroll Note	775,442	592,412
LEH Note	440,815	-
Term Loan Due 2017	-	184,994
Capital Leases	93,153	135,879
	41,213,735	40,590,023

Less: Current portion of long-term debt, net	(33,070,879)	(32,212,336)

Less: Unamoritized debt issue costs	(2,230,876)	(2,262,997)

	$5,911,980	$6,114,690

Additions to long-term debt totaled $1,097,290 and $0 in the Current Period and Prior Period, respectively. The addition in the Current Period related to notes payable and related party promissory notes. Payments on long-term debt totaled $473,578 for the Current Period compared to $478,431 in the Prior Period.

At March 31, 2017, LE and LRM were in violation of certain financial covenants related to the First Term Loan Due 2034 and Second Term Loan Due 2034. Covenant defaults under the secured loan agreements would permit Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of March 31, 2017. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets due to the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide future waivers, which may have an adverse impact on our financial position and results of operations.

See “Part I, Item 1. Financial Statements – Note (1) Organization – Operating Risks-Going Concern, Note (11) Long-Term Debt, Net, and Note (20) Subsequent Events” for additional disclosures related to long-term debt financial covenant violations.

See “Contractual Obligations – Related Party” within the Liquidity and Capital Resources section for additional disclosures with respect to related party indebtedness.

Off-Balance Sheet Arrangements

None.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies

Long-Lived Assets.

Refinery and Facilities. Additions to refinery and facilities assets are capitalized. Expenditures for repairs and maintenance are included as operating expenses under the Amended and Restated Operating Agreement and covered by LEH. Management expects to continue making improvements to the Nixon Facility based on technological advances.

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

Management performed periodic impairment testing of our pipeline and facilities assets in the fourth quarter of 2016. Upon completion of that testing, our pipeline assets were fully impaired. All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor were permanently abandoned, and no new third-party wells are being drilled near our pipelines. However, management believes our pipeline assets have future value based on large-scale, third-party production facility expansion projects near the pipelines.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method. Our oil and gas properties had no production during the three months ended March 31, 2017 and 2016. All leases associated with our oil and gas properties have expired, and our oil and gas properties were fully impaired in 2011.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At March 31, 2017 and December 31, 2016, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of March 31, 2017 and December 31, 2016.

FASB ASC guidance related to income taxes also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.
(See “Part I, Item 1. Financial Statements - Note (16) Income Taxes” for further information related to income taxes.)

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board (“FASB”) issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB Accounting Standards Codification, including changes to non-authoritative SEC content. Recently adopted ASUs include:

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. In July 2015, FASB issued ASU 2015-11, which requires an entity to measure inventory at the lower of cost or net realizable value. We adopted this accounting pronouncement effective January 1, 2017. The adoption of ASU 2015-11 did not have a significant impact on our consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

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

Changes in Internal Control over Financial Reporting

Management concluded that our internal control over financial reporting was effective as of December 31, 2016. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See “Part I, Item 4. Controls and Procedures” of this Quarterly Report for a discussion related to controls and procedures.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Genesis Contract-Related Dispute

We were party to a variety of contracts and agreements with Genesis Energy, LP (“Genesis”) and GEL Tex Marketing, LLC (“GEL”) for the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services.

In May 2016, GEL filed, in state district court in Harris County, Texas, a petition and application for a temporary restraining order, temporary injunction, and permanent injunction (the “Petition”) against Lazarus Energy, LLC (“LE”) and Lazarus Energy Holdings, LLC (“LEH”). The Petition alleges that LE breached the Joint Marketing Agreement, and that LEH tortiously interfered with the Joint Marketing Agreement, in connection with an agreement by LEH to supply jet fuel acquired from LE to a government agency. The Petition primarily sought temporary and permanent injunctions related to sales of product from the Nixon Facility to this customer. In June 2016, the court issued a temporary injunction against LE and LEH as requested by GEL. LE believes that GEL’s claims in the Petition are without merit and is defending the matter vigorously.

In a matter separate from the above referenced Petition, LE asserted that GEL materially breached the parties’ agreements in April 2016 by refusing to deliver our operational requirements of crude oil for an extended period. LE filed a demand for arbitration in June 2016, pursuant to the terms of a Dispute Resolution Agreement between the parties (the “Arbitration”). The Arbitration alleges that GEL breached the Crude Oil Supply and Throughput Services Agreement (the Crude Supply Agreement”) by:

(iv)
overcharging for crude oil and condensate based on Genesis’ cost as defined in the Crude Supply Agreement,
(v)
overcharging for trucking costs, and
(vi)
significantly under-delivering crude oil and condensate, resulting in significant refinery downtime and significant decreases in refinery throughput, refinery production, and refined petroleum product sales during 2016.

GEL has made counter claims in the Arbitration with allegations against LE like those made in the Petition.  GEL is seeking substantial damages, as well as recovery of attorneys’ fee and costs, totaling approximately $44.0 million in the aggregate, based on allegations of breach of contract, fraudulent transfer and unjust enrichment. We believe GEL’s counter claims are without merit and are defending them vigorously in the Arbitration.

GEL recently relinquished its claims for equitable and declaratory relief and its ability to keep the Crude Supply Agreement and a Joint Marketing Agreement (the “Joint Marketing Agreement”) in force and effect on a going-forward basis. Thus, the Crude Supply Agreement and the Joint Marketing Agreement have terminated.

The contract-related dispute has affected our ability to obtain financings, prevented us from taking advantage of business opportunities, disrupted normal business operations, and diverted management’s focus away from operations. We expect these effects to continue until the dispute is resolved. We are unable to predict the outcome of the current proceedings with Genesis and GEL or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded an asset or a liability on our consolidated balance sheet at March 31, 2017. Any determination by the arbitrator that we owe significant damages to GEL would have a material adverse effect on our business, liquidity and financial condition and results of operations.  If GEL were awarded significant damages, we may not be able to pay such damages, which would affect our ability to continue as a going concern.

Other Legal Matters

From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings. Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Form 10-Q for the quarterly period ended March 31, 2017 (this “Quarterly Report”), careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”). These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. Except for the below risk factor, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report.

We are in violation of certain financial covenants in secured loan agreements with Sovereign Bank (“Sovereign”), and our failure to comply could materially and adversely affect our operating results and our financial condition.

As of March 31, 2017, we were in violation of certain financial covenants in secured loan agreements with Sovereign. Covenant defaults under the secured loan agreements would permit Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of March 31, 2017. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at March 31, 2017 due to the uncertainty of our ability to meet the financial covenants in the future.

There can be no assurance that: (i) our assets or cash flow would be sufficient to fully repay borrowings under our outstanding long-term debt, either upon maturity or if accelerated, (ii) we would be able to refinance or restructure the payments on the long-term debt, and/or (ii) Sovereign will provide future waivers. If we fail to comply with financial covenants associated with certain of our long-term debt and such failure is not cured or waived, then Sovereign may exercise any rights and remedies available under the loan agreement(s). Any such action by Sovereign would have a material adverse effect on our financial condition. (See “Part I, Item 1. Financial Statements, Note (11) Long-Term Debt, Net and Note (20) Subsequent Events” for additional disclosures related to our long-term debt and financial covenant violations.)

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (11) Long-Term Debt, Net” for disclosures related to defaults on our debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

LEH Note

Blue Dolphin entered a promissory note with LEH in the original principal amount of $440,815 (the “LEH Note”). The LEH Note, which is effective March 31, 2017, was approved by our Board of Directors (the “Board”) on May 9, 2017. The LEH Note accrues interest, compounded annually, at a rate of 8.00%. The principal amount and any accrued but unpaid interest are due and payable in January 2019. Under the LEH Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.
Amended and Restated Ingleside Note

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

Amended and Restated Ingleside Note

A promissory note between Blue Dolphin and Ingleside Crude, LLC in the original principal amount of $679,385 was amended and restated (the “Amended and Restated Ingleside Note”) effective March 31, 2017. The Amended and Restated Ingleside Note was approved by the Board on May 9, 2017, to increase the principal amount to $1,195,723 and extend the maturity date to January 2019. The Amended and Restated Ingleside Note accrues interest, compounded annually, at a rate of 8.00%. Under the Amended and Restated Ingleside Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.

Amended and Restated Carroll Note

A promissory note between Blue Dolphin and Jonathan Carroll in the original principal amount of $422,374 was amended and restated (the “Amended and Restated Carroll Note”) effective March 31, 2017, to increase the principal amount to $775,442, revise the payment terms to reflect payment in cash and shares of Blue Dolphin Common Stock, and extend the maturity date to January 2019. The Amended and Restated Carroll Note accrues interest, compounded annually, at a rate of 8.00%. Under the Amended and Restated Carroll Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.

Amended and Restated Operating Agreement.

LEH operates and manages the Nixon Facility and Blue Dolphin’s other operations (collectively, the “Services”) pursuant to an Operating Agreement (as amended and supplemented, the “Operating Agreement”), dated February 15, 2012. The Operating Agreement expired upon the earliest to occur of: (a) the date of the termination of the Joint Marketing Agreement (the “Joint Marketing Agreement”) dated August 12, 2011, with GEL Tex Marketing, LLC pursuant to its terms, (b) August 2018, or (c) upon written notice of either party of a material breach of the Operating Agreement by the other party.

Due to termination of the Joint Marketing Agreement, the Operating Agreement was amended and restated (the “Amended and Restated Operating Agreement”) to modify the compensation and term provisions. The Board approved the Amended and Restated Operating Agreement on May 9, 2017 with an effective date of April 1, 2017. For services rendered under the Amended and Restated Operating Agreement, Blue Dolphin shall reimburse LEH at cost plus five percent (5%) for all reasonable Blue Dolphin expenses incurred while LEH performs the Services. Furthermore, the Amended and Restated Operating Agreement expires: (i) April 1, 2020, (ii) upon written notice of either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by Blue Dolphin’s Board of Directors (the “Board”) if the Board determines that the Amended and Restated Operating Agreement is not in our best interest.

The foregoing summarizes the material terms of the LEH Note, Amended and Restated Ingleside Note, Amended and Restated Carroll Note, and Amended and Restated Operating Agreement. This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

LEH, our controlling shareholder, owns approximately 81% of our common stock, par value $0.01 per share. Jonathan Carroll, Chairman of the Board of Directors, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH. Ingleside is a related party of LEH and Jonathan Carroll.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

10.1	Promissory Note dated March 31, 2017, of Blue Dolphin Energy Company in favor of Lazarus Energy Holdings, LLC.
10.2	Amended and Restated Promissory Note dated March 31, 2017, of Blue Dolphin Energy Company in favor of Ingleside Crude, LLC.
10.3	Amended and Restated Promissory Note dated March 31, 2017, of Blue Dolphin Energy Company in favor of Lazarus Capital, LLC (Jonathan Carroll).
10.4	Amended and Restated Operating Agreement effective as of April 1, 2017, between Lazarus Energy Holdings, LLC, Lazarus Energy, LLC, and Blue Dolphin Energy Company.
31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

*
Exhibit incorporated by reference as indicated; all other exhibits are filed herewith.

Remainder of Page Intentionally Left Blank

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY (Registrant)

Date: May 15, 2017	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll
Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd
Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)