Form 10-Q
period 2017-06-30
BLUE DOLPHIN ENERGY CO
filed 2017-10-12
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of October 12, 2017:  10,818,371

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17

GLOSSARY OF SELECTED OIL AND GAS TERMS

The following are abbreviations and definitions of certain commonly used oil and gas industry terms that are used in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (this “Quarterly Report”):

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

MMcf. One million cubic feet; a measurement of gas volume only.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17

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

Product Slate.  Represents type and quality of products produced.

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

Yield.  The percentage of refined petroleum products that is produced from crude oil and other feedstocks.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,064	$1,152,628
Restricted cash	1,481,626	3,347,835
Accounts receivable, net	436,305	2,022,166
Accounts receivable, related party	-	1,161,589
Prepaid expenses and other current assets	1,103,308	1,046,191
Deposits	138,957	138,957
Inventory	3,848,449	2,075,538
Total current assets	7,073,709	10,944,904

Total property and equipment, net	64,313,447	62,324,463
Restricted cash, noncurrent	563,336	1,582,305
Surety bonds	230,000	205,000
Trade name	303,346	303,346
Total long-term assets	65,410,129	64,415,114
TOTAL ASSETS	$72,483,838	$75,360,018

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion	$32,311,034	$ 31,712,336
Interest payable, current portion	2,444,239	323,756
Long-term debt, related party, current portion	500,000	500,000
Accounts payable	3,677,808	14,552,383
Accounts payable, related party	672,000	369,600
Asset retirement obligations, current portion	17,068	17,510
Accrued expenses and other current liabilities	1,805,266	1,281,582
Accrued arbitration award payable	31,278,563	-
Total current liabilities	72,706,068	48,757,167

Long-term liabilities:
Asset retirement obligations, net of current portion	2,153,817	2,010,129
Deferred revenues and expenses	62,542	83,390
Long-term debt less unamortized debt issue costs, net of current portion	-	1,300,000
Long-term debt, related party, net of current portion	7,240,372	4,814,690
Long-term interest payable, net of current portion	-	1,691,383
Total long-term liabilities	9,456,731	9,899,592

TOTAL LIABILITIES	82,162,799	58,656,759

Commitments and contingencies (Note 18)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,818,371 and
10,624,714 shares issued at June 30,2017 and December 31, 2016, respectively)	108,184	106,248
Additional paid-in capital	36,877,604	36,818,528
Accumulated deficit	(46,664,749)	(19,421,517)
Treasury stock (0 and 150,000 shares at cost at June 30, 2017 and December 31, 2016, respectively)	-	(800,000)
Total stockholders' equity	(9,678,961)	16,703,259

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,483,838	$75,360,018

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17

Consolidated Statements of Operations (Unaudited)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE FROM OPERATIONS
Refined petroleum product sales	$56,632,620	$41,402,286	$108,534,658	$72,595,423
Tank rental revenue	703,711	615,487	1,407,422	906,974
Other operations	-	24,687	-	52,339
Total revenue from operations	57,336,331	42,042,460	109,942,080	73,554,736

COST OF OPERATIONS
Cost of refined products sold	54,624,947	42,633,298	106,399,449	73,626,775
Refinery operating expenses	1,651,663	2,877,748	4,464,766	6,314,763
Joint Marketing Agreement profit share	-	97,527	-	(573,565)
Other operating expenses	54,282	103,650	115,126	197,592
Arbitration award and associated fees	24,338,628	-	24,338,628	-
General and administrative expenses	708,391	255,319	1,614,481	612,323
Depletion, depreciation and amortization	449,318	470,347	900,343	910,800
Bad debt recovery	-	-	-	(139,868)
Accretion expense	71,844	28,186	143,688	56,372
Total cost of operations	81,899,073	46,466,075	137,976,481	81,005,192
Loss from operations	(24,562,742)	(4,423,615)	(28,034,401)	(7,450,456)

OTHER INCOME (EXPENSE)
Easement, interest and other income	1,089	126,097	383,082	257,860
Interest and other expense	(831,629)	(399,559)	(1,426,413)	(819,466)
Gain on disposal of property	-	-	1,834,500	-
Total other income (expense)	(830,540)	(273,462)	791,169	(561,606)

Loss before income taxes	(25,393,282)	(4,697,077)	(27,243,232)	(8,012,062)

Income tax benefit	-	1,534,341	-	2,700,242

Net loss	$(25,393,282)	$(3,162,736)	$(27,243,232)	$(5,311,820)

Loss per common share:
Basic	$(2.39)	$(0.30)	$(2.58)	$(0.51)
Diluted	$(2.39)	$(0.30)	$(2.58)	$(0.51)

Weighted average number of common shares outstanding:
Basic	10,637,101	10,459,996	10,556,356	10,458,895
Diluted	10,637,101	10,459,996	10,556,356	10,458,895

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17

Consolidated Statements of Cash Flows (Unaudited)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(27,243,232)	$(5,311,820)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	900,343	910,800
Unrealized gain on derivatives	-	(385,350)
Deferred tax benefit	-	(2,700,242)
Amortization of debt issue costs	64,242	64,243
Accretion of asset retirement obligations	143,688	56,372
Common stock issued for services	30,000	50,000
Recovery of bad debt	-	(139,868)
Changes in operating assets and liabilities
Accounts receivable	1,585,862	(3,535,787)
Accounts receivable, related party	1,161,589	-
Prepaid expenses and other current assets	(57,117)	298,001
Deposits and other assets	(25,000)	446,449
Inventory	(1,772,911)	(1,875,803)
Accounts payable, accrued expenses and other liabilities	19,943,605	13,256,568
Accounts payable, related party	302,400	561,963
Net cash provided by (used in) operating activities	(4,966,531)	1,695,526

INVESTING ACTIVITIES
Capital expenditures	(1,407,701)	(7,072,978)
Net cash used in investing activities	(1,407,701)	(7,072,978)

FINANCING ACTIVITIES
Payments on debt	(855,204)	(944,865)
Net activity on related-party debt	3,256,694
Net cash provided by (used in) financing activities	2,401,490	(944,865)
Net decrease in cash, cash equivalents, and restricted cash	(3,972,742)	(6,322,317)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,082,768	20,645,652
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,110,026	$14,323,335

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable	$1,481,626	$2,593,379
Financing of guaranty fees via long-term debt, related party	$110,700	$-
Conversion of accounts payable to short-term notes	$-	$-
Conversion of related-party notes to common stock	$831,012	$-
Interest paid	$1,332,653	$988,979
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17

Notes to Consolidated Financial Statements

(1)	Organization

Nature of Operations.  Blue Dolphin Energy Company (“Blue Dolphin,”) is primarily an independent refiner and marketer of petroleum products.  Our primary asset is a 15,000-bpd crude oil and condensate processing facility located in Nixon, Texas (the “Nixon Facility”).  As part of our refinery business segment, we conduct petroleum storage and terminaling operations under third-party lease agreements at the Nixon Facility.  We also own pipeline assets and have leasehold interests in oil and gas properties. (See “Note (4) Business Segment Information” for further discussion of our business segments.)

Structure and Management. Blue Dolphin was formed as a Delaware corporation in 1986.  We are currently controlled by Lazarus Energy Holdings, LLC (“LEH”). LEH operates and manages all our properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”).  Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together LEH and Jonathan Carroll own approximately 81% of our common stock, par value $0.01 per share (the “Common Stock). (See “Note (8) Related Party Transactions,” “Note (10) Long-Term Debt, Net” and “Note (18) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

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

●
Blue Dolphin Petroleum Company, a Delaware corporation.

●
Blue Dolphin Services Co., a Texas corporation.

See "Part I, Item 1. Business and Item 2. Properties” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”) as filed with the Securities and Exchange Commission (the “SEC”) for additional information regarding our operating subsidiaries, principal facilities, and assets.

References in this Quarterly Report to “we,” “us,” and “our” are to Blue Dolphin and its subsidiaries unless otherwise indicated or the context otherwise requires.

Going Concern.  Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern.  These factors inclue the following:

Final GEL Arbitration Award. As previously disclosed, we have been involved in arbitration proceedings (the “GEL Arbitration”) with GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL and dated August 12, 2011. On August 11, 2017, the arbitrator delivered its final award in the GEL Arbitration (the “Final Arbitration Award”). The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all of the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award awarded damages, legal and administrative fees and court costs to GEL in the aggregate amount of approximately $31.3 million. This resulted in a net increase in current liabilities of approximately $24.3 million on our consolidated balance sheet at June 30, 2017.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

A hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the hearing would be continued for a period of no more than 90 days after September 18, 2017 (the “Continuance Period”), to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into a Letter Agreement with GEL, effective September 18, 2017 (the “GEL Letter Agreement”), confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement. GEL may terminate the GEL Letter Agreement on the 45th day of the Continuance Period, or November 1, 2017, if GEL determines, in its sole discretion, that settlement discussions between the parties are not advancing to an acceptable resolution. If we are unable to reach an acceptable settlement with Genesis and GEL and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition and results of operations will be materially affected, and we likely would be required to seek protection under bankruptcy laws.

Sovereign Bank (“Sovereign”) has delivered to us notices of default under our secured loan agreements with Sovereign, stating that the Final Arbitration Award constitutes an event of default under the secured loan agreements. The occurrence of an event of default permits Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign has informed us that it not currently exercising its rights and remedies under the secured loan agreements in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Sovereign to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Sovereign’s approval. However, Sovereign expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed us that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Sovereign of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws. The debt associated with loans under secured loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet at June 30, 2017 due to existing or potential events of default related to the Final Arbitration Award as well as the uncertainty of our ability to meet financial covenants in the secured loan agreements in the future.

We are currently evaluating the effects of the Final Arbitration Award on our business, financial condition and results of operations. In addition to the matters described above, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate and our relationships with our customers.

For additional information regarding the Final Arbitration Award, the GEL Letter Agreement, and their potential effects on our business, financial condition and results of operations, see “Note (10) Long-Term Debt, Net,” “Note (18) Commitments and Contingencies” and “Note (19) Subsequent Events.”

Operating Risks. Successful execution of our business plan depends on several key factors, including having adequate crude oil and condensate supplies, increasing sales of refined petroleum products, and meeting contractual obligations. For the three and six months ended June 30, 2017, execution of our business plan was negatively impacted by several factors, including:

●
Net Losses – For the three months ended June 30, 2017, we reported a net loss of $25,393,282, or a loss of $2.39 per share, compared to a net loss of $3,162,736, or a loss of $0.30 per share, for the three months ended June 30, 2016.  The $2.09 per share increase in net loss between the periods was primarily the result of the Final Arbitration Award in the current three-month period.  For the six months ended June 30, 2017, we reported a net loss of $27,243,232, or a loss of $2.58 per share, compared to a net loss of $5,311,820, or a loss of $0.51 per share, for the six months ended June 30, 2016.  The $2.07 per share increase in net loss between the periods was primarily the result of the Final Arbitration Award.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

●
Working Capital Deficits – We had a working capital deficit of $65,632,359 at June 30, 2017 compared to a working capital deficit of $37,812,263 at December 31, 2016. Excluding long-term debt, we had a working capital deficit of $32,821,325 at June 30, 2017, compared to working capital of $5,599,927 at December 31, 2016. The significant increase in working capital deficit between the periods primarily related to recording a current liability of $31,278,563 related to the Final Arbitration Award, a decrease in cash and cash equivalents, and a decrease in accounts receivable.

●
Termination of Relationship with Genesis  and GEL – As previously disclosed and discussed elsewhere in this Quarterly Report, we ceased purchases of crude oil and condensate from GEL under the Crude Supply Agreement in November 2016 and suspended the marketing and sale of refined petroleum products under the Joint Marketing Agreement following the processing of all crude oil and condensate supplied by GEL.

●
Crude Supply Issues – We currently have in place a month-to-month evergreen crude supply contact with a major integrated oil and gas company.  This new supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by the contract-related dispute with GEL and other factors, as noted above. The Final Arbitration Award could have a material adverse effect on our ability to procure adequate amounts and crude oil and condensate from our current supplier or otherwise.

●
Financial Covenant Defaults – In addition to existing or potential events of default related to the Final Arbitration Award, at June 30, 2017, we were in violation of certain financial covenants in our secured loan agreements with Sovereign. Covenant defaults under the secured loan agreements would permit Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of June 30, 2017.  However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at June 30, 2017 due to existing or potential events of default related to the Final Arbitration Award as well as the uncertainty of our ability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide a waiver of events of default related to the Final Arbitration Award, consent to any proposed settlement with GEL or provide future waivers of any financial covenant defaults, which may have an adverse impact on our financial position and results of operations.

We continued aggressive actions during the second quarter of 2017 to improve operations and liquidity.  We began selling all of our jet fuel to LEH immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk.  We also completed construction of several new petroleum storage tanks at the Nixon Facility.  Increasing petroleum storage capacity: (i) assists with de-bottlenecking the facility, which supports future increased refinery throughput to approximately 17,000 bpd without substantial capital expense, and (ii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties.  Additional ongoing efforts to improve operations and liquidity include increasing jet fuel and HOBM sales volumes, the latter of which is prime for export to Mexico, and restructuring customer contracts on more favorable terms as they come up for renewal.  Management believes that it is taking the appropriate steps to improve our financial stability.  However, there can be no assurance that our plan will be successful, LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all. Among other factors, the Final Arbitration Award could prevent us from successfully executing our plan.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

For additional disclosures related to the contract-related dispute with GEL, the Final Arbitration Award, the GEL Letter Agreement, defaults under secured loan agreements, and risk factors that could materially affect our future business, financial condition and results of operations, refer to the following sections within this Quarterly Report:

●
Part I, Item 1. Financial Statements, Notes to Consolidated Financial Statements:

-
Note (8) Related Party Transactions

-
Note (10) Long-Term Debt, Net

-
Note (18) Commitments and Contingencies –  Legal Matters

-
Note (19) Subsequent Events

●
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

-
GEL Contract - Related Dispute and Final Arbitration Award

-
Results of Operations

-
Liquidity and Capital Resources

●
Part II, Item 1. Legal Proceedings

●
Part II, Item 1A. Risk Factors

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

The consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements at that date.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or for any other period.

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

Cash and Cash Equivalents. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.  Cash and cash equivalents were $65,064 at June 30, 2017 compared to cash and cash equivalents of $1,152,628 at December 31, 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

Restricted Cash. Restricted cash (current portion) primarily represents: (i) amounts held in our disbursement account with Sovereign attributable to construction invoices awaiting payment from that account, (ii) a payment reserve account held by Sovereign as security for payments under a loan agreement, and (iii) a construction contingency account under which Sovereign will fund contingencies.  Restricted cash, noncurrent represents funds held in the Sovereign disbursement account for payment of future construction related expenses to build new petroleum storage tanks. At June 30, 2017, total restricted cash was $2,044,962, comprised of restricted cash (current portion) totaling $1,481,626 and restricted cash, noncurrent totaling $563,336.  At December 31, 2016, total restricted cash was $4,930,140, comprised of restricted cash (current portion) totaling $3,347,835 and restricted cash, noncurrent totaling $1,582,305 (See “Note (10) Long-Term Debt, Net” for additional disclosures related to our loan agreements with Sovereign.)

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable consists of customer obligations due in the ordinary course of business.  Since we have a small number of customers with individually large amounts due on any given date, we evaluate potential and existing customers’ financial condition, credit worthiness, and payment history to minimize credit risk. Allowance for doubtful accounts is based on a combination of current sales and specific identification methods. If necessary, we establish an allowance for doubtful accounts to estimate the amount of probable credit losses.  Allowance for doubtful accounts totaled $0 at June 30, 2017 and December 31, 2016.

Inventory. Our inventory primarily consists of refined petroleum products, crude oil and condensate, and chemicals.  Inventory is valued at lower of cost or net realizable value with cost being determined by the average cost method, and net realizable value being determined based on estimated selling prices less any associated delivery costs.  If the net realizable value of our refined petroleum products inventory declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of refined products sold.  (See “Note (6) Inventory” for additional disclosures related to our inventory.)

Property and Equipment.

Refinery and Facilities. Management expects to continue making improvements to the Nixon Facility based on operational needs and technological advances.  Additions to refinery and facilities assets are capitalized. Expenditures for repairs and maintenance are expensed as incurred and included as operating expenses under the Amended and Restated Operating Agreement.

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

Pipelines and Facilities. Our pipelines and facilities are recorded at cost less any adjustments for depreciation or impairment.  Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with Financial Accounting Standards Board (“FASB”) ASC guidance on accounting for the impairment or disposal of long-lived assets, management performed periodic impairment testing of our pipeline and facilities assets in the fourth quarter of 2016. Upon completion of that testing, our pipeline assets were fully impaired.  All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines.  However, management believes our pipeline assets have future value based on large-scale, third-party production facility expansion projects near the pipelines.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

Oil and Gas Properties. Our oil and gas properties are accounted for using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method. All leases associated with our oil and gas properties have expired, and our oil and gas properties were fully impaired in 2011.

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

Intangibles – Other. Trade name, an intangible asset, represents the “Blue Dolphin Energy Company” brand name.  At June 30, 2017 and December 31, 2016, trade name totaled $303,346. We have determined the trade name to have an indefinite useful life. We account for other intangible assets under FASB ASC guidance related to intangibles, goodwill, and other. Under the guidance, we test intangible assets with indefinite lives annually for impairment. Management performed its regular annual impairment testing of trade name in the fourth quarter of 2016. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2016.

Debt Issue Costs. We have debt issue costs related to certain refinery and facilities assets debt. Debt issue costs are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. Debt issue costs are presented net with the related debt liability.  (See “Note (10) Long-Term Debt, Net” for additional disclosures related to debt issue costs.)

Revenue Recognition.

Refined Petroleum Products Revenue. Revenue from the sale of refined petroleum products is recognized when sales prices are fixed or determinable, collectability is reasonably assured, and title passes. Title passage occurs when refined petroleum products are delivered in accordance with the terms of the respective sales agreements, and customers assume the risk of loss when title is transferred. Transportation, shipping, and handling costs incurred are included in cost of refined products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

Tank Rental Revenue. We lease petroleum storage tanks to both related parties and third-parties.  Tank rental fees are invoiced monthly in accordance with the terms of the related lease agreement.  Tank rental revenue is recognized on a straight-line basis as earned.

Easement Revenue. Revenue from land easement fees was associated with a Master Easement Agreement between BDPL and FLNG Land II, Inc., a Delaware corporation (“FLNG”).  Easement revenue was recognized monthly as earned and was included in other income.  In February 2017, BDPL sold approximately 15 acres of certain property owned by BDPL located in Brazoria County Texas to FLIQ Common Facilities, LLC, an affiliate of FLNG.  In conjunction with the sale of real estate, the Master Easement Agreement was terminated.

Pipeline Transportation Revenue. Revenue from our pipeline operations was derived from fee-based contracts and was typically based on transportation fees per unit of volume transported multiplied by the volume delivered. Revenue was recognized when volumes were physically delivered for the customer through the pipeline.  All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines.  (See “Note (4) Business Segment Information” for further discussion related to pipeline transportation revenue.)

Deferred Revenue. In 2014, we recognized $850,000 in deferred revenue related to cash collateral for supplemental pipeline bonds.  Deferred revenue is recognized on a straight-line basis as earned.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

Income Taxes. We account for income taxes under FASB ASC guidance related to income taxes, which requires recognition of income taxes based on amounts payable with respect to the Current Three Months and the effects of deferred taxes for the expected future tax consequences of events that have been included in our financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
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

Treasury Stock. We accounted for treasury stock under the cost method.  In May 2017, our treasury stock was re-issued.  The net change in share price after acquisition of the treasury stock was recognized as a component of additional paid-in-capital in our consolidated balance sheets.  (See “Note (12) Treasury Stock” for additional disclosures related to treasury stock.)

New Pronouncements Adopted.  The FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB ASC, including changes to non-authoritative SEC content.  Recently adopted ASUs include:

ASU 2016-18, Statement of Cash Flows (Topic 230: Restricted Cash (a Consensus of the FASB Emerging Issues Task Force. In November 2016, FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this accounting pronouncement effective December 31, 2016. Accordingly, our consolidated statement of cash flows for the six months ended June 30, 2016 was changed to combine restricted cash with cash and cash equivalents.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. In July 2015, FASB issued ASU 2015-11, which requires an entity to measure inventory at the lower of cost or net realizable value.  We adopted this accounting pronouncement effective January 1, 2017.  The adoption of ASU 2015-11 did not have a significant impact on our consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

New Pronouncements Issued, Not Yet Effective. The following are recently issued, but not yet effective, ASU’s that may influence our consolidated financial position, results of operations, or cash flows:

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  In January 2017, FASB issued ASU 2017-04.  This guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  For public business entities that are SEC filers, the amendments in ASU 2017-04 are effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  ASU 2017-04 should be applied prospectively, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We do not expect adoption of this guidance to have a significant impact on our consolidated balance sheets.

ASU 2016-13,Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). In June 2016, FASB issued ASU 2016-13. This guidance updates the current impairment model to incorporate both expected and incurred credit losses, eliminating potential overstatements of assets and resulting in more timely recognition of losses. For a public business entity, the amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

ASU 2016-02,Leases (Topic 842). In February 2016, FASB issued ASU 2016-02. This guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  For a public business entity, the amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated balance sheets.

ASU 2014-09, Revenue from Contracts with Customers.  In May 2014, FASB issued ASU 2014-09 and has since amended the standard with ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date; ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update); ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  We are evaluating the impact that adoption of these ASU’s will have on our consolidated financial statements.

Other new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

Reclassification.  Effective January 1, 2017, we reclassified amounts associated with our Pipeline Transportation operations to Corporate and Other.  (See “Note (4) Business Segment Information” for disclosures related to Corporate and Other.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

(4)	Business Segment Information

Effective January 1, 2017, we began reporting as a single business segment – Refinery Operations.  Business activities related to our Refinery Operations business segment are conducted at the Nixon Facility.  Due to their small size, current and prior three months’ amounts associated with Pipeline Transportation operations were reclassified to Corporate and Other. Pipeline Transportation operations diminished significantly as services to third-parties ceased and third-party wells along our pipeline corridor were permanently abandoned.  Business segment information for the periods indicated (and as of the dates indicated), was as follows:

	Three Months Ended June 30,
	2017			2016
	Segment			Segment
	Refinery	Corporate &		Refinery	Corporate &
	Operations	Other	Total	Operations	Other	Total
Revenue from operations	$57,336,331	$-	$57,336,331	$42,017,773	$24,687	$42,042,460
Less: cost of operations(1)	(81,054,127)	(395,628)	(81,449,755)	(45,534,109)	(364,092)	(45,898,201)
Other non-interest income(2)	-	-	-	-	125,000	125,000
Less: JMA Profit Share(3)	-	-	-	(97,527)	-	(97,527)
EBITDA(4)	$(23,717,796)	$(395,628)		$(3,613,863)	$(214,405)

Depletion, depreciation and
amortization			(449,318)			(470,347)
Interest expense, net			(830,540)			(398,462)

Loss before income taxes			(25,393,282)			(4,697,077)

Income tax benefit			-			1,534,341

Net loss			$(25,393,282)			$(3,162,736)

Capital expenditures	$858,233	$-	$858,233	$4,920,507	$-	$4,920,507

Identifiable assets	$71,436,425	$1,047,413	$72,483,838	$93,402,963	$5,760,191	$99,163,154

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

(2)	Other non-interest income reflects FLNG easement revenue.
(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, under which marketing activities have ceased.  (See “Note (18) Commitments and Contingencies – Legal matters” for further discussion related to the contract-related dispute with GEL.)

(4)
EBITDA is a non-GAAP financial measure.  See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to EBITDA.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

	Six Months Ended June 30,
	2017			2016
	Segment			Segment
	Refinery	Corporate &		Refinery	Corporate &
	Operations	Other	Total	Operations	Other	Total
Revenue from operations	$109,942,080	$-	$109,942,080	$73,502,397	$52,339	$73,554,736
Less: cost of operations(1)	(136,249,888)	(826,250)	(137,076,138)	(79,956,962)	(710,995)	(80,667,957)
Other non-interest income(2)	-	-	-	-	255,665	255,665
Less: JMA Profit Share(3)	-	2,216,251	2,216,251	573,565	-	573,565
EBITDA(4)	$(26,307,808)	$1,390,001		$(5,881,000)	$(402,991)

Depletion, depreciation and
amortization			(900,343)			(910,800)
Interest expense, net			(1,425,082)			(817,271)

Loss before income taxes			(27,243,232)			(8,012,062)

Income tax benefit			-			2,700,242

Net loss			$(27,243,232)			$(5,311,820)

Capital expenditures	$2,889,327	$-	$2,889,327	$10,304,149	$-	$10,304,149

Identifiable assets	$71,436,425	$1,047,413	$72,483,838	$93,402,963	$5,760,191	$99,163,154

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

(2)	Other non-interest income reflects FLNG easement revenue.
(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, under which marketing activities have ceased.  (See “Note (18) Commitments and Contingencies – Legal matters” for further discussion related to the contract-related dispute with GEL.)

(4)
EBITDA is a non-GAAP financial measure.  See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to EBITDA.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	June 30,	December 31,
	2017	2016

Prepaid crude oil and condensate	$732,078	$-
Prepaid insurance	371,230	248,853
Short-term tax bond	-	505,000
Prepaid exise taxes	-	292,338

	$1,103,308	$1,046,191

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

(6)	Inventory

Inventory as of the dates indicated consisted of the following:

	June 30,	December 31,
	2017	2016

HOBM	$2,263,477	$212,987
Crude oil and condensate	878,339	26,123
Chemicals	299,860	182,751
AGO	238,742	143,362
Naphtha	136,584	533,580
Propane	14,212	11,318
Jet fuel	10,977	964,124
LPG mix	6,258	1,293

	$3,848,449	$2,075,538

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2017	2016

Refinery and facilities	$51,432,434	$50,814,309
Land	566,159	602,938
Other property and equipment	652,795	652,795
	52,651,388 -	52,070,042

Less: Accumulated depletion, depreciation, and amortization	(7,585,586)	(6,685,244)
	45,065,802	45,384,798

Construction in progress	19,247,645	16,939,665

	$64,313,447	$62,324,463

We capitalize interest cost incurred on funds used to construct property, plant, and equipment.  The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s useful life.  Interest cost capitalized was $2,966,647 and $2,108,298 at June 30, 2017 and December 31, 2016, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

(8)	Related Party Transactions

We are party to several agreements with related parties.  We believe these related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

Related Parties.

LEH.  LEH is our controlling shareholder.  Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH.  Together LEH and Jonathan Carroll own approximately 81% of our Common Stock.  We are currently party to an Amended and Restated Operating Agreement, a Jet Fuel Sales Agreement, a Loan and Security Agreement, and an Amended and Restated Promissory Note with LEH.

Ingleside Crude, LLC (“Ingleside”).  Ingleside is a related party of LEH and Jonathan Carroll.  We are currently party to an Amended and Restated Promissory Note with Ingleside.

Lazarus Marine Terminal I, LLC (“LMT”).   LMT is a related party of LEH and Jonathan Carroll.  We are currently party to a Tolling Agreement with LMT.

Jonathan Carroll.  Jonathan Carroll is Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin.  We are currently party to Amended and Restated Guaranty Fee Agreements and an Amended and Restated Promissory Note with Jonathan Carroll.

Operations Related Agreements.

Amended and Restated Operating Agreement.  LEH operates and manages all our properties pursuant to the Amended and Restated Operating Agreement.  The Amended and Restated Operating Agreement, which was restructured following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL, expires: (i) April 1, 2020, (ii) upon written notice of either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in our best interest. We reimburse LEH at cost plus five percent (5%) for all reasonable Blue Dolphin expenses incurred while LEH performs the services.   Amounts expensed as fees to LEH are reflected within refinery operating expenses in our consolidated statements of operations. Fees owed to LEH under the Amended and Restated Operating Agreement, if any, are reflected within long-term debt, related party, net of current portion in our consolidated balance sheets.

Jet Fuel Sales Agreement.  We sell jet fuel and other products to LEH pursuant to a Jet Fuel Sales Agreement.  LEH resells these products to a government agency.   In support of the Jet Fuel Sales Agreement, we previously leased Nixon Facility petroleum storage tanks to LEH for the storage of the jet fuel under a Terminal Services Agreement (as described below).  The Jet Fuel Sales Agreement terminates on the earliest to occur of: (a) a one-year term expiring March 31, 2018 plus a 30-day carryover or (b) delivery of a maximum quantity of jet fuel as defined therein.  Sales to LEH under the Jet Fuel Sales Agreement are reflected within refined petroleum product sales in our consolidated statements of operations.

Terminal Services Agreement.  Pursuant to a Terminal Services Agreement, LEH leased petroleum storage tanks at the Nixon Facility for the storage of Blue Dolphin purchased jet fuel under the Jet Fuel Sales Agreement (as described above).  The Terminal Services Agreement was terminated in April 2017.  Rental fees received from LEH under the Terminal Services Agreement are reflected within tank rental revenue in our consolidated statements of operations.

Amended and Restated Tank Lease Agreement.  Pursuant to an Amended and Restated Tank Lease Agreement with Ingleside, we leased petroleum storage tanks to meet periodic, additional storage needs.  The Amended and Restated Tank Lease Agreement was terminated in April 2017. Rental fees owed to Ingleside under the tank lease agreement are reflected within long-term debt, related party, net of current portion in our consolidated balance sheets. Amounts expensed as rental fees to Ingleside under the Amended and Restated Tank Lease Agreement are reflected within refinery operating expenses in our consolidated statements of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

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

Financial Agreements.

Loan and Security Agreement.  In August 2016, BDPL entered a loan and security agreement with LEH as evidenced by a promissory note in the original principal amount of $4.0 million (the “LEH Loan Agreement”).  The LEH Loan Agreement matures in August 2018, and accrues interest at rate of 16.00%.  Under the LEH Loan Agreement, BDPL makes a payment to LEH of $500,000 per year.  A final balloon payment is due at maturity.

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

Promissory Notes.  We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements.  The below promissory notes represent advances to fund our working capital requirements. There can be no assurance that LEH and its affiliates will continue to fund our working capital requirements.

●
June LEH Note – In March 2017, Blue Dolphin entered a promissory note with LEH in the original principal amount of $440,815 (the “March LEH Note”).  In June 2017, the March LEH Note was amended and restated to increase the amount by $2,043,482 (the “June LEH Note”).  Interest under the June LEH Note, which is compounded annually and accrued at a rate of 8.00%, was paid in kind and added to the outstanding balance.  The June LEH Note has a maturity date of January 2019.  Under the June LEH Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.  Outstanding principal and interest owed to LEH under the June LEH Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets.  At June 30, 2017 and December 31, 2016, the outstanding principal and interest owed to LEH under a promissory note was $2,484,297 and $0, respectively.

●
March Ingleside Note – In March 2017, a promissory note between Blue Dolphin and Ingleside was amended and restated (the “March Ingleside Note”) to increase the principal amount by $473,445 and extend the maturity date to January 2019. Interest under the March Ingleside Note, which is compounded annually and accrued at a rate of 8.00%, was paid in kind and added to the outstanding balance.  Under the March Ingleside Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.  Outstanding principal and interest owed to Ingleside under the March Ingleside Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At June 30, 2017 and December 31, 2016, the outstanding principal and interest owed to Ingleside under the March Ingleside Note was $1,143,803 and $722,278, respectively.

●
March Carroll Note – In March 2017, a promissory note between Blue Dolphin and Jonathan Carroll was amended and restated (the “March Carroll Note”) to increase the principal amount by $183,030, revise the payment terms to reflect payment in cash and shares of Blue Dolphin Common Stock, and extend the maturity date to January 2019.  Interest under the March Carroll Note, which is compounded annually and accrued at a rate of 8.00%, was paid in kind and added to the outstanding balance.  Under the March Carroll Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.  Outstanding principal and interest owed to Jonathan Carroll under the March Carroll Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At June 30, 2017 and December 31, 2016, the outstanding principal and interest owed to Jonathan Carroll under the March Carroll Note was $112,272 and $592,412, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

Amended and Restated Guaranty Fee Agreements.  Pursuant to Amended and Restated Guaranty Fee Agreements, Jonathan Carroll receives fees for providing his personal guarantee on certain of our long-term debt.  Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under certain loan agreements.  Amounts owed to Jonathan Carroll under Amended and Restated Guaranty Fee Agreements are reflected within long-term debt, related party, net of current portion in our consolidated balance sheets.  Amounts expensed related to Amended and Restated Guarantee Fee Agreements are reflected within interest and other expense in our consolidated statements of operations.  (See “Note (10) Long-Term Debt, Net” for further discussion related to these guaranty fee agreements.)

Financial Statements Impact.

Consolidated Balance Sheets.  At June 30, 2017 and December 31, 2016, accounts receivable, related party from LEH totaled $0 and $1,161,589.  Accounts payable, related party to LMT associated with the Tolling Agreement was $672,000 and $369,600 at June 30, 2017 and December 31, 2016, respectively.  Long-term debt, related party associated with the LEH Loan Agreement, June LEH Note, March Ingleside Note, and March Carroll Note as of the dates indicated was as follows:

	June 30,	December 31,
	2017	2016

LEH	$6,484,297	$4,000,000
Ingleside	1,143,803	722,278
Jonathan Carroll	112,272	592,412

	7,740,372	5,314,690

Less: Long-term debt, related party,
current portion	(500,000)	(500,000)

	$7,240,372	$4,814,690

Accrued interest associated with the LEH Loan Agreement was $565,333 and $243,556 at June 30, 2017 and December 31, 2016, respectively. Accrued interest associated with the LEH Loan Agreement is reflected in accounts payable, related party.  Accrued interest associated with the June LEH Note, the March Ingleside Note, and the March Carroll Note are reflected in long-term debt.

Consolidated Statements of Operations.  Related party revenue from LEH associated with:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Jet fuel sales	$20,157,974	$8,912,074	$35,557,967	$8,912,074
Jet fuel storage fees	375,000	324,000	750,000	324,000
HOBM sales	-	-	3,656,638	-

	$20,532,974	$9,236,074	$39,964,605	$9,236,074

Related party cost of goods sold associated with the Tolling Agreement with LMT totaled $151,200 and $0 for the three months ended June 30, 2017 and 2016; related party cost of goods sold for the six months ended June 30, 2017 and 2016 totaled $302,400 and $0.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

Related party refinery operating expenses associated with the Amended and Restated Operating Agreement with LEH and the Amended and Restated Tank Lease Agreement with Ingleside for the periods indicated were as follows:

	Three Months Ended June 30,
	2017		2016
	Amount	Per bbl	Amount	Per bbl

LEH	$1,651,663	$1.53	$2,427,748	$3.42
Ingleside	-	-	450,000	0.63

	$1,651,663	$1.53	$2,877,748	$4.05

	Six Months Ended June 30,
	2017		2016
	Amount	Per bbl	Amount	Per bbl

LEH	$4,464,766	$2.14	$5,589,763	$2.95
Ingleside	-	-	725,000	0.38

	$4,464,766	$2.14	$6,314,763	$3.33

Interest expense associated with the LEH Loan Agreement and Amended and Restated Guaranty Fee Agreements for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

LEH	$234,391	$-	$441,685	$-
Jonathan Carroll	166,270	174,243	334,095	350,631

	$400,661	$174,243	$775,780	$350,631

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	June 30,	December 31,
	2017	2016

Unearned revenue	$911,983	$408,770
Customer deposits	450,000	450,000
Board of director fees payable	171,429	136,429
Other payable	108,247	189,719
Property taxes	67,736	4,694
Excise and income taxes payable	67,473	24,187
Insurance	28,398	67,783
	$1,805,266	$1,281,582

(10)	Long-Term Debt, Net

Long-term debt, net represents the outstanding principal and interest of our long-term debt less associated debt issue costs.  Long-term debt, net as of the dates indicated consisted of the following:

	June 30,	December 31,
	2017	2016

First Term Loan Due 2034	$23,551,966	$23,924,607
Second Term Loan Due 2034	9,607,032	9,729,853
Notre Dame Debt	1,300,000	1,300,000
Term Loan Due 2017	-	184,994
Capital Leases	50,790	135,879
	$34,509,788	$35,275,333

Less: Current portion of long-term debt, net	(32,311,034)	(31,712,336)

Less: Unamortized debt issue costs	(2,198,754)	(2,262,997)

	$-	$1,300,000

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

Unamortized debt issue costs, which relate to secured loan agreements with Sovereign, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2017	2016

First Term Loan Due 2034	$1,673,545	$1,673,545
Second Term Loan Due 2034	767,673	767,673

Less: Accumulated amortization	(242,464)	(178,221)

	$2,198,754	$2,262,997

Amortization expense associated with our long-term debt, net, which is included in interest expense, was $32,121 and $32,121 for the three months ended June 30, 2017 and 2016, respectively.  Amortization expense was $64,242 and $63,990 for the six months ended June 30, 2017 and 2016, respectively.

Accrued interest associated with our long-term debt, net is reflected as interest payable, current portion and long-term interest payable, net of current portion in our consolidated balance sheets and includes related party interest.  Accrued interest as of the dates indicated consisted of the following:

	June 30,	December 31,
	2017	2016

Notre Dame Debt	$1,794,534	$1,691,383
LEH Loan Agreement (related party)	565,333	243,556
Second Term Loan Due 2034	47,904	44,984
First Term Loan Due 2034	36,135	33,866
Capital Leases	423	1,165
Term Loan Due 2017	-	185

	2,444,329	2,015,139

Less: Interest payable, current portion	(2,444,329)	(323,756)

	$-	$1,691,383

Related Party.  See “Note (8) Related Party Transactions” for additional disclosures with respect to related party long-term debt.

First Term Loan Due 2034. In 2015, LE entered a loan agreement and related security agreement with Sovereign as administrative agent and lender, providing for a term loan in the principal amount of $25.0 million (the “First Term Loan Due 2034”).  The First Term Loan Due 2034 matures in June 2034, has a current monthly payment of principal and interest of $195,329, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%.  Pursuant to a construction rider in the First Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Sovereign makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

As described elsewhere in this Quarterly Report, Sovereign has notified us that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034. In addition to existing or potential events of default related to the Final Arbitration Award, at June 30, 2017, LE was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the first Term Loan Due 2034. LE also failed to replenish a payment reserve account as required. The occurrence of events of default under the First Term Loan Due 2034 permits Sovereign to declare the amounts owed under the First Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE’s obligations under the loan agreement, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of June 30, 2017. Sovereign has informed us that it is not currently exercising its rights, privileges and remedies under the First Term Loan Due 2034 in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Sovereign to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Sovereign’s approval. However, Sovereign expressly reserved all of its rights, privileges and remedies related to events of default under the First Term Loan Due 2034 and informed us that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement. Any exercise by Sovereign of its rights and remedies under the First Term Loan Due 2034 would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws. (See “Note (1) Organization – Going Concern and Operating Risks” and “Note (19) Subsequent Events” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

As a condition of the First Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LE entered a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the First Term Loan Due 2034.  Effective in April 2017, the Guaranty Fee Agreement associated with the First Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock.  For the three months ended June 30, 2017 and 2016, guaranty fees related to the First Term Loan Due 2034 totaled $118,080 and $121,739, respectively. For the six months ended June 30, 2017 and 2016, guaranty fees related to the First Term Loan Due 2034 totaled $237,071 and $244,372, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.  LEH, LRM and Blue Dolphin also guaranteed the First Term Loan Due 2034.  (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll; see “Note (19) Subsequent Events” for further discussion related to guaranty fee agreements.)

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

As described elsewhere in this Quarterly Report, Sovereign has notified us that the Final Arbitration Award constitutes an event of default under the Second Term Loan Due 2034. In addition to existing or potential events of default related to the Final Arbitration Award, at June 30, 2017, LRM was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the Second Term Loan Due 2034. The occurrence of events of default under the Second Term Loan Due 2034 permits Sovereign to declare the amounts owed under the Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LRM’s obligations under the loan agreement, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of June 30, 2017. Sovereign has informed us that it is not currently exercising its rights, privileges and remedies under the Second Term Loan Due 2034 in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Sovereign to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Sovereign’s approval. However, Sovereign expressly reserved all of its rights, privileges and remedies related to events of default under the Second Term Loan Due 2034 and informed us that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement. Any exercise by Sovereign of its rights and remedies under the Second Term Loan Due 2034 would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws. (See “Note (1) Organization – Going Concern and Operating Risks” and “Note (19) Subsequent Events” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

As a condition of the Second Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby hereceives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Second Term Loan Due 2034. Effective in April 2017, the Guaranty Fee Agreement associated with the Second Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock. For the three months ended June 30, 2017 and 2016, guaranty fees related to the Second Term Loan Due 2034 totaled $48,190 and $49,420, respectively. For the six months ended June 30, 2017 and 2016, guaranty fees related to the Second Term Loan Due 2034 totaled $96,613 and $99,168, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LE and Blue Dolphin also guaranteed the Second Term Loan Due 2034. (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

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

As a condition of the Term Loan Due 2017, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he received a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Term Loan Due 2017.  Effective in April 2017, the Guaranty Fee Agreement associated with the Term Loan Due 2017 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock.  (Guaranty Fee Agreements associated with the First Term Loan Due 2034, Second Term Loan Due 2034, and Term Loan Due 2017 are collectively referred to in this Quarterly Report as the “Amended and Restated Guaranty Fee Agreements”).  For the three months ended June 30, 2017 and 2016, guaranty fees related to the Term Loan Due 2017 totaled $0 and $3,083, respectively. For the six months ended June 30, 2017 and 2016, guaranty fees related to the Term Loan Due 2017 totaled $411 and $7,091, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

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

Changes to our ARO liability for the periods indicated were as follows:

	June 30,	December 31,
	2017	2016

Asset retirement obligations, at the beginning of the period	$2,027,639	$1,985,864
Liabilities settled	(442)	(70,969)
Accretion expense	143,688	112,744
	2,170,885	2,027,639
Less: asset retirement obligations, current portion	(17,068)	(17,510)

Long-term asset retirement obligations, at the end of the period	$2,153,817	$2,010,129

Liabilities settled represents amounts paid for plugging and abandonment costs against the asset’s ARO liability.  At June 30, 2017 and December 31, 2016, we recognized $442 and $70,969, respectively, in liabilities settled. Abandonment expense represents amounts paid for plugging and abandonment costs that exceed the asset’s ARO liability.  For the three and six months ended June 30, 2017 and 2016, we recognized $0 in abandonment expense.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

(12)	Treasury Stock

At June 30, 2017 and December 31, 2016, we had 0 and 150,000 shares of treasury stock, respectively.  In May 2017, we issued 150,000 shares of treasury stock to Jonathan Carroll as payment of amounts due under the March Carroll Note.

(13)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor.  At June 30, 2017 and December 31, 2016, we had cash balances (including restricted cash) of more than the FDIC insurance limit per depositor in the amount of $1,597,835 and $5,372,689, respectively.

Key Supplier.

We purchased light crude oil and condensate for the Nixon Facility from GEL pursuant to the Crude Supply Agreement.  As discussed elsewhere in this Quarterly Report, we ceased purchases of crude oil and condensate from GEL under the Crude Supply Agreement in November 2016. (See “Part I, Item 1 Financial Statements – Note (18) Commitments and Contingencies – Legal Matters” in this Quarterly Report for disclosures related to the Crude Supply Agreement, the current contract-related dispute with GEL, and the Final Arbitration Award.)

We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This new supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements. The Final Arbitration Award could have a material adverse effect on our ability to procure adequate amounts and crude oil and condensate from our current supplier or otherwise.

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances.  Therefore, we believe that our accounts receivable credit risk exposure is limited.

For the three months ended June 30, 2017, we had 4 customers that accounted for approximately 80% of our refined petroleum product sales. LEH, a related party, was 1 of these 4 significant customers and accounted for approximately 36% of our refined petroleum product sales.  At June 30, 2017, these 4 customers represented approximately $0.3 million in accounts receivable.  LEH represented approximately $0 million in accounts receivable.

For the three months ended June 30, 2016, we had 4 customers that accounted for approximately 71% of our refined petroleum product sales. LEH was one of these 4 significant customers and accounted for approximately 22% of our refined petroleum product sales.  At June 30, 2016, these 4 customers represented approximately $6.2 million in accounts receivable.

For the six months ended June 30, 2017, we had 3 customers that accounted for approximately 76% of our refined petroleum product sales.  LEH was 1 of these 3 significant customers and accounted for approximately 36% of our refined petroleum product sales.  At June 30, 2017, these 3 customers represented approximately $0.1 million in accounts receivable.  LEH represented approximately $0 million in accounts receivable.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

For the six months ended June 30, 2016, we had 4 customers that accounted for approximately 64% of our refined petroleum product sales.  LEH was one of these 4 significant customers and accounted for approximately 12% of our refined petroleum product sales. At June 30, 2016, these 4 customers represented approximately $6.2 in accounts receivable.  LEH represented approximately $0 million in accounts receivable. LEH purchases our jet fuel and resells the jet fuel to a government agency.  Occasionally, LEH purchases HOBM to resell to U.S.-based customers.   (See “Note (8) Related Party Transactions” for additional disclosures related to our sale of jet fuel to LEH under the Jet Fuel Sales Agreement and the associated storage of LEH’s purchased jet fuel under the Terminal Services Agreement.)

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we began exporting some of our low-sulfur diesel to Mexico during the second quarter of 2016.  Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
LPG mix	$-	0.0%	$133,757	0.3%	$120,542	0.1%	$384,304	0.8%
Naphtha	13,253,969	23.4%	7,287,804	17.6%	27,016,913	24.9%	16,313,325	28.9%
Jet fuel	20,157,974	35.6%	17,539,473	42.4%	35,557,968	32.8%	26,045,786	27.3%
HOBM	10,883,053	19.2%	7,889,499	19.1%	21,568,793	19.9%	11,052,994	10.1%
Reduced Crude	-	0.0%	546,112	1.3%	-	0.0%	3,791,919	10.4%
AGO	12,337,624	21.8%	8,005,641	19.3%	24,270,442	22.3%	15,007,095	22.5%

	$56,632,620	100.0%	$41,402,286	100.0%	$108,534,658	100.0%	$72,595,423	100.0%

(14)	Leases

Our company headquarters is in downtown Houston, Texas.  We lease 13,878 square feet of office space, 7,389 square feet of which is used and paid for by LEH. The office lease had a 10-year term expiring in September 2017, but we extended the lease until December 2017.  We are currently exploring our leasing options. Rent expense is recognized on a straight-line basis.  For the three months ended June 30, 2017 and 2016, rent expense totaled $45,092 and $29,857, respectively.  For the six months ended June 30, 2017 and 2016, rent expense totaled $76,173 and $59,715, respectively.

(15)	Income Taxes

Income Tax Benefit.  For the three months ended June 30, 2017 and 2016, we recognized an income tax benefit of $0 and $1,534,341, respectively. For the six months ended June 30, 2017 and 2016, we recognized an income tax benefit of $0 and $2,700,242, respectively.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

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

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total

Balance at December 31, 2015	$9,614,449	$9,616,941	$19,231,390

Net operating losses	-	13,945,128	13,945,128

Balance at December 31, 2016	$9,614,449	$23,562,069	$33,176,518

Net operating losses	-	9,477,523	9,477,523

Balance at June 30, 2017	$9,614,449	$33,039,592	$42,654,041

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

Deferred Tax Assets and Liabilities.  At June 30, 2017 and December 31, 2016, we had $0 of net deferred tax assets available for future use.  Significant components of deferred tax assets and liabilities as of the dates indicated were as follow:

	June 30,	December 31,
	2017	2016

Deferred tax assets:
Net operating loss and capital loss carryforwards	$16,772,696	$13,550,338
Accrued arbitration award payable	6,674,017	-
Start-up costs (Nixon Facility)	1,304,695	1,373,363
Asset retirement obligations liability/deferred revenue	759,366	717,751
AMT credit and other	233,572	266,522
Total deferred tax assets	25,744,346	15,907,974

Deferred tax liabilities:
Basis differences in property and equipment	(6,469,616)	(5,895,943)
Total deferred tax liabilities	(6,469,616)	(5,895,943)

	19,274,730	10,012,031

Valuation allowance	(19,274,730)	(10,012,031)

Deferred tax assets, net	$-	$-

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At June 30, 2017 and December 31, 2016, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of June 30, 2017 and December 31, 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

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

As part of this guidance, we record income tax related interest and penalties, if applicable, as a component of the provision for income tax benefit (expense). However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016. Our federal income tax returns are subject to examination by the Internal Revenue Service for tax years ending December 31, 2013, or after and by the state of Texas for tax years ending December 31, 2012, or after.  We believe there are no uncertain tax positions for both federal and state income taxes.

(16)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(25,393,282)	$(3,162,736)	$(27,243,232)	$(5,311,820)

Basic and diluted income per share	$(2.39)	$(0.30)	$(2.58)	$(0.51)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,637,101	10,459,996	10,556,356	10,458,895

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the three and six months ended June 30, 2017 and 2016 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

(17)	Inventory Risk Management

We began selling all of our jet fuel to LEH immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk.  Previously, Genesis/GEL used commodity futures contracts to mitigate the volatile change in value for certain of our refined petroleum products inventory.

The following table provides the effect of derivative instruments in our consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

		Loss Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	Statements of Operations Location	2017	2016	2017	2016

Commodity contracts	Cost of refined products sold	$-	$3,852,100	$-	$3,359,572

When active, the fair value of commodity futures contracts was reflected in our consolidated balance sheets and the related net gain or loss was recorded within cost of refined products sold in our consolidated statements of operations. Quoted prices for identical assets or liabilities in active markets (Level 1) were considered to determine the fair values for marking to market the financial instruments at each period end.  Commodity transactions were executed to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

At June 30, 2017, we had no futures contracts of refined petroleum products and crude oil and condensate that were entered as economic hedges.  We also had no derivative instruments that were reported in our consolidated balance sheets at June 30, 2017 and December 31, 2016.

The following table provides the effect of derivative instruments in our consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

		Loss Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	Statements of Operations Location	2017	2016	2017	2016

Commodity contracts	Cost of refined products sold	$-	$3,852,100	$-	$3,359,572

(18)	Commitments and Contingencies

Legal Matters.

GEL Contract-Related Dispute and Final Arbitration Award.  As described elsewhere in this Quarterly Report, we were party to a variety of agreements with Genesis and GEL for the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services.

In May 2016, GEL filed, in state district court in Harris County, Texas, a petition and application for a temporary restraining order, temporary injunction, and permanent injunction (the “Petition”) against LE and LEH.  The Petition alleged that LE breached the Joint Marketing Agreement, and that LEH tortiously interfered with the Joint Marketing Agreement, in connection with an agreement by LEH to supply jet fuel acquired from LE to a government agency.  The Petition primarily sought temporary and permanent injunctions related to sales of product from the Nixon Facility to this customer.  In June 2016, the court issued a temporary injunction against LE and LEH as requested by GEL.

In a matter separate from the above referenced Petition, LE asserted that GEL materially breached the parties’ agreements in April 2016 by refusing to deliver our operational requirements of crude oil for an extended period.  LE filed a demand for arbitration in June 2016, pursuant to the terms of a Dispute Resolution Agreement between the parties. The GEL Arbitration alleged that GEL breached the Crude Supply Agreement by:

(i)
overcharging for crude oil and condensate based on Genesis’ cost as defined in the Crude Supply Agreement,

(ii)
overcharging for trucking costs, and

(iii)
significantly under-delivering crude oil and condensate, resulting in significant refinery downtime and significant decreases in refinery throughput, refinery production, and refined petroleum product sales during 2016.

GEL made counter claims in the GEL Arbitration with allegations against LE like those made in the Petition.  GEL sought substantial damages, as well as recovery of attorneys’ fee and costs, totaling approximately $44.0 million in the aggregate, based on allegations of breach of contract, fraudulent transfer and unjust enrichment.

Arbitration proceedings commenced in May 2017 and were declared closed in July 2017.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

On August 11, 2017, the arbitrator delivered the Final Arbitration Award. The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all of the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award:

●
determined that LE materially breached the Crude Supply Agreement and the Joint Marketing Agreement;

●
determined that LE’s sales of jet fuel to LEH in connection with LEH’s supplying such jet fuel to a government agency was a fraudulent transfer under applicable law;

●
denied LE’s request to dissolve the temporary injunction and awarded to GEL certain funds held with the court related to the temporary injunction;

●
denied all other claims made by LE; and

●
awarded damages, legal and administrative fees and court costs to GEL in the aggregate amount of approximately $31.3 million, with such amounts to bear interest at a rate of 5.0% per annum until paid in full.

A hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court of the Continuance Period to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into the GEL Letter Agreement, confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement. The GEL Letter Agreement includes the following key terms, among others:

●
the parties agreed to work together in good faith during the Continuance Period to negotiate and document the terms of a settlement and payment structure to resolve all of their disputes and obligations, including those related to and arising from the Final Arbitration Award;

●
LE agreed to pay GEL approximately $3.6 million, consisting of a cash payment and release of certain funds held in the court’s registry, which amount will be applied to reduce the balance of the Final Arbitration Award release;

●
we waived all objections to confirmation of the Final Arbitration Award, but GEL agreed that it would not take any action to confirm, enforce, collect, execute upon, perfect or exercise any remedies regarding that waiver or the Final Award prior to the earlier of (i) the expiration of the Continuance Period without the parties’ agreeing to a settlement and (ii) termination of the GEL Letter Agreement;

●
we agreed that, without GEL’s consent, we would not, subject to certain agreed-upon exceptions: (i) incur debt, (ii) create liens on our assets, (iii) sell, lease or otherwise transfer assets outside the ordinary course of business, (iv) engage in transactions with affiliates or amend the terms of existing affiliate transactions, (v) become party to bankruptcy, reorganization, liquidation or similar proceedings, (vi) make investments in, acquire material assets of or merge or consolidate with any other entity, (vii) allow changes to our equity ownership structures, or (viii) amend our debt instruments or organizational documents; and

●
GEL may terminate the Letter Agreement on the 45th day of the Continuance Period, or November 1, 2017, if it determines, in its sole discretion, that settlement discussions between the parties are not advancing to an acceptable resolution.

As described elsewhere in this Quarterly Report, Sovereign has notified us that the Final Arbitration Award constitutes an event of default under our secured loan agreements with Sovereign. The occurrence of events of default under the secured loan agreements permits Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign has informed us that it is not currently exercising its rights, privileges and remedies under the secured loan agreements in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Sovereign to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Sovereign’s approval. However, Sovereign expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed us that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Sovereign of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws. The debt associated with loans under our secured loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet at June 30, 2017 due to existing or potential events of default related to the Final Arbitration Award as well as the uncertainty of our ability to meet financial covenants in the secured loan agreements in the future.

We are currently evaluating the effects of the Final Arbitration Award on our business, financial condition and results of operations. In addition to the matters described above, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate or our relationships with our customers. The contract-related dispute has negatively affected our customer relationships, prevented us from taking advantage of business opportunities, disrupted refinery operations, diverted management’s focus away from running the business, and impacted our ability to obtain financing.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

We can provide no assurance as to whether negotiations with GEL will result in a settlement or as to the potential terms of any such settlement or whether Sovereign would approve any such settlement. If we are unable to reach an acceptable settlement with GEL or Sovereign does not approve any such settlement and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition and results of operations will be materially adversely affected and we likely would be required to seek protection under bankruptcy laws.

Other Legal Matters.  From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings.  Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.

Amended and Restated Operating Agreement. See “Note (8) Related Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement.

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

Nixon Facility Expansion. We have made and continue to make capital and efficiency improvements to the Nixon Facility. Therefore, we incurred and will continue to incur capital expenditures related to these improvements, which include, among other things, facility and land improvements and completion of petroleum storage tanks.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
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

In October 2016, we received a letter from the BOEM summarizing the amount required as additional security on our existing pipeline rights-of-way.  The letter, which is a courtesy and does not constitute a formal order by the BOEM, requested that we provide additional supplemental pipeline bonds or acceptable financial reassurance of approximately $4.6 million.  At June 30, 2017 and December 31, 2016, we maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM.  Of the five (5) pipeline rights-of-ways reflected in the BOEM’s October 2016 letter:

(i)
the pipeline associated with one (1) right-of-way was decommissioned in 1997, and

(ii)
the pipelines associated with three (3) rights-of-way (Segment Nos. 15635, 13101, and 9428) have been approved for decommissioning by the Bureau of Safety and Environmental Enforcement (the “BSEE”); decommissioning of Segment No. 9428 also requires approval by the U.S. Army Corps of Engineers, which has not yet been granted.

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

(19)	Subsequent Events

Final Award in GEL Arbitration. On August 11, 2017, the arbitrator delivered the Final Arbitration Award in the GEL Arbitration. The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all of the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award awarded damages, legal and administrative fees and court costs to GEL in the aggregate amount of approximately $31.3 million. This resulted in a net increase in current liabilities of approximately $24.3 million on our consolidated balance sheet at June 30, 2017.

A hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court of the Continuance Period to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into the GEL Letter Agreement, confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement. GEL may terminate the GEL Letter Agreement on the 45th day of the Continuance Period, or November 1, 2017, if GEL determines, in its sole discretion, that settlement discussions between the parties are not advancing to an acceptable resolution. If we are unable to reach an acceptable settlement with Genesis and GEL and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition and results of operations will be materially adversely affected and we likely would be required to seek protection under bankruptcy laws.

In addition to the matters described above and below under “Defaults Under Secured Loan Agreements,” the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate and our relationships with our customers. For additional information regarding the Final Arbitration Award, the GEL Letter Agreement, and their potential effects on our business, financial condition and results of operations, see “Note (1) Organization – Going Concern,” “Note (10) Long-Term Debt, Net” and “Note (18) Commitments and Contingencies.”

Defaults Under Secured Loan Agreements. As described elsewhere in this Quarterly Report, Sovereign has notified us that the Final Arbitration Award constitutes an event of default under our secured loan agreements with Sovereign. In addition to existing or potential events of default related to the Final Arbitration Award, at June 30, 2017, LE and LRM were in violation of certain financial covenants related to the First Term Loan Due 2034 and Second Term Loan Due 2034. LE also failed to replenish a payment reserve account as required related to the First Term Loan Due 2034. The occurrence of events of default under the secured loan agreements permits Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available.

By letter dated August14, 2017, Sovereign waived the financial covenant defaults as of June 30, 2017. However, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets due to existing or potential events of default related to the Final Arbitration Award as well as the uncertainty of ourability to meet the financial covenants in the future. There can be no assurance that Sovereign will provide a waiver of events of default related to the Final Arbitration Award, consent to any proposed settlement with GEL or provide future waivers of financial covenant defaults, which may have an adverse impact on our financial position and results of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Notes to Consolidated Financial Statements (Continued)

By letter dated August 25, 2017, Sovereign notified us that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and Second Term Loan Due 2034 and demanded: (i) immediate payment of currently due amounts from each obligor obligated to pay any obligations due and owing under the First Term Loan Due 2034 and Second Term Loan Due 2034 and (ii) the immediate cure of any existing default relating to such obligor. However, Sovereign informed us that it was not currently exercising its other rights, privileges and remedies. Sovereign expressly reserved all of its rights, privileges and remedies. By letter dated September 14, 2017, Sovereign further notified us that it is not currently exercising its rights, privileges and remedies under the secured loan agreements in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Sovereign to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Sovereign’s approval. However, Sovereign again expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed us that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Sovereign of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws.

June LEH Note.  On August 9, 2017, the Board approved the June LEH Note. The June LEH Note has a principal amount of $2,484,297, accrues interest, compounded annually, at a rate of 8.00%, and matures in January 2019. Under the June LEH Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty. (See “Note (8) Related Party Transactions” and “Part II, Item 5. Other Information” for additional disclosures related to the June LEH Note.)

Amended and Restated Guaranty Fee Agreements.  On August 9, 2017, the Board approved the Amended and Restated Guaranty Fee Agreements to reflect payment terms in cash and shares of Blue Dolphin Common Stock.  As a condition of the First Term Loan Due 2034, Second Term Loan Due 2034, and Term Loan Due 2017, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loans.  Jonathan Carroll receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the loans.  (See “Note (10) Long-Term Debt, Net” and “Part II, Item 5. Other Information” for additional disclosures related to the Amended and Restated Guaranty Fee Agreements.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (the Quarterly Report”), references to “Blue Dolphin,” “we,” “us” and “our” are to Blue Dolphin Energy Company and its subsidiaries, unless otherwise indicated or the context otherwise requires. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the risk factors, financial statements, and related notes included thereto in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”).

Forward Looking Statements

Certain statements included in this Quarterly Report, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1935.  Forward-looking statements represent management’s beliefs and assumptions based on currently available information. Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, access to supplies of crude oil and condensate, commitments and contingencies, and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements.

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

Risks Related to Our Business and Industry

●
Failure to reach a settlement agreement with GEL Tex Marketing, LLC (“GEL”) (see “GEL Contract-Related Dispute and Final Arbitration Award” below).

●
Inadequate liquidity to sustain operations due to the unfavorable outcome in the arbitration of the contract-related dispute with GEL, net losses, working capital deficits, and other factors, including crude supply issues tied to access to capital and financial covenant defaults in secured loan agreements, any of which could have a material adverse effect on us.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risks Related to Our Refinery Operations Business Segment

●
A determination by management that there is, and the report of our independent registered public accounting firm that expresses, substantial doubt about our ability to continue as a going concern.

●
Volatility of refining margins.

●
Volatility of crude oil, other feedstocks, refined petroleum products, and fuel and utility services.

●
Our ability to acquire sufficient levels of crude oil on favorable terms to operate the Nixon Facility.

●
Refinery downtime, which could result in lost margin opportunity, increased maintenance costs, increased inventory, and a reduction in cash available for payment of our obligations and to which we are particularly vulnerable because all of our refining operations are conducted at a single facility.

●
Capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.

●
Our dependence on LEH and its affiliates for financing and management of our properties.

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

GEL Contract-Related Dispute and Final Arbitration Award

As previously disclosed, we have been involved in arbitration proceedings (the “GEL Arbitration”) with GEL, an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between Lazarus Energy, LLC ("LE") and GEL and dated August 12, 2011. On August 11, 2017, the arbitrator delivered its final award in the GEL Arbitration (the “Final Arbitration Award”). The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all of the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award awarded damages, legal and administrative fees and court costs to GEL in the aggregate amount of approximately $31.3 million. This resulted in a net increase in current liabilities of approximately $24.3 million on our consolidated balance sheet at June 30, 2017.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

A hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the hearing would be continued for a period of no more than 90 days after September 18, 2017 (the “Continuance Period”), to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into a Letter Agreement with GEL, effective September 18, 2017 (the “GEL Letter Agreement”), confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement. GEL may terminate the GEL Letter Agreement on the 45th day of the Continuance Period, or November 1, 2017, if GEL determines, in its sole discretion, that settlement discussions between the parties are not advancing to an acceptable resolution. If we are unable to reach an acceptable settlement with Genesis and GEL and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition and results of operations will be materially affected, and we likely would be required to seek protection under bankruptcy laws.

Sovereign Bank (“Sovereign”) has delivered to us notices of default under our secured loan agreements with Sovereign, stating the that the Final Arbitration Award constitutes an event of default under the secured loan agreements. The occurrence of an event of default permits Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign has informed us that it is not currently exercising its rights and remedies under the secured loan agreements in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Sovereign to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Sovereign’s approval. However, Sovereign expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed us that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Sovereign of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws. The debt associated with loans under secured loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet at June 30, 2017 due to existing or potential events of default related to the Final Arbitration Award as well as the uncertainty of our ability to meet financial covenants in the secured loan agreements in the future.

In addition to the matters described above, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate and our relationships with our customers.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Major Influences on Results of Operations

As a margin-based business, our refinery operations are primarily affected by the per bbl price differential between crude oil and condensate and refined petroleum products, our product slate, and refinery downtime.

Feedstock and Product per Bbl Price Differentials

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

●
Availability of competing fuels (e.g., renewables); and

●
Seasonal fluctuations.

For the three months ended June 30, 2017 (the “Current Three Months”), the average per bbl price differential between crude oil and condensate and refined petroleum products was $1.89 compared to a deficit of $1.44 for the three months ended June 30, 2016 (the “Prior Three Months”), reflecting an increase of $3.33.  Our gross profit increased $3,302,222 between the Current Three Months and Prior Three Months primarily because of increased sales volume.

For the six months ended June 30, 2017 (the “Current Six Months”), the average per bbl price differential between crude oil and condensate and refined petroleum products was $1.07 compared to a deficit of $0.57 for the six months ended June 30, 2016 (the “Prior Six Months”), reflecting an increase of $1.64.  Our gross profit increased $3,614,670 between the Current Six Months and Prior Six Months because of favorable commodity prices.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent changes to our product slate include increased production of military grade jet fuel. Military grade jet fuel and Jet A fuel are produced by separating the distillate stream into kerosene and diesel and blending the kerosene with a portion of the heavy naphtha stream.   Military grade jet fuel and Jet A fuel are considered higher value products that significantly upgrade the value of the naphtha component. We have also increased production of HOBM. The sale of HOBM to customers exporting to Mexico offsets weaker demand in the U.S. local market. HOBM is produced from our heavy oil stream.

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

Key Relationships

Relationship with LEH

We are party to a variety of agreements with LEH, including an Amended and Restated Operating Agreement, a Jet Fuel Sales Agreement, a Terminal Services Agreement, a Loan and Security Agreement, and a Promissory Note.  In addition, we currently rely on advances from LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements. There can be no assurances that LEH and its affiliates will continue to fund our working capital requirements.  (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” for disclosures related to agreements that we have in place with LEH.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Relationship with Crude Supplier

Operation of the Nixon Facility depends on our ability to purchase adequate amounts of crude oil and condensate on favorable terms.  We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This new supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.  Management believes that it is taking the appropriate steps to improve our financial stability.  However, there can be no assurance that our plan will be successful, LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all. Among other factors, the Final Arbitration Award could prevent us from successfully executing our plan. If our plan is unsuccessful, it could affect our ability to acquire adequate supplies of crude oil and condensate under the existing contract or otherwise.  Further, because our existing crude supply contract is a month-to-month arrangement, there can be no assurance that crude oil and condensate supplies will continue to be available under this contract in the future.

Results of Operations

Effective January 1, 2017, we began reporting a single business segment – Refinery Operations.  Business activities related to our Refinery Operations business segment are conducted at the Nixon Facility.  Due to their small size, amounts associated with Pipeline Transportation operations for the Current Three Months and Current Six Months were reclassified to Corporate and Other. Pipeline Transportation operations diminished significantly as services to third-parties ceased and third-party wells along our pipeline corridor were permanently abandoned.

In this Results of Operations section, we review:

●
Definitions of key financial performance measures used by management;

●
Consolidated results (reflect financial results for our Refinery Operations business segment and Corporate and Other);

●
Non-GAAP financial results; and

●
Refinery Operations business segment results.

Remainder of Page Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/17
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

Easement, Interest and Other Income. Reflects land easement fees received from FLNG Land II, Inc., a Delaware corporation (“FLNG”), pursuant to a Master Easement Agreement; fees recognized monthly as earned and recorded as land easement revenue within other income.

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

JMA Profit Share. Represents the GEL Profit Share plus the Performance Fee for the period under the Joint Marketing Agreement; an indirect operating expense. If Gross Profits were positive, then the JMA Profit Share reflected an expense.  If Gross Profits were negative, then the JMA Profit Share reflected a credit.

Net Income. Represents total revenue from operations less total cost of operations, total other expense, and income tax expense.

Operating Days. Represents the number of days in a period in which the Nixon Facility operated. Operating days is calculated by subtracting downtime in a period from calendar days in the same period.

Other Income (Expense).  Reflects working capital loan interest, guaranty fees paid to Jonathan Carroll, expensed interest related to long-term debt, and non-recurring income items.

Other Operating Expenses. Represents costs associated with our pipeline assets and leasehold interests in oil and gas properties.

Refinery Operating Expenses. Direct operating expenses of the Nixon Facility, including direct costs of labor, maintenance materials and services, chemicals and catalysts and utilities.  Includes fees paid to: (i) LEH to manage and operate the Nixon Facility pursuant to the Amended and Restated Operating Agreement and (ii) Ingleside Crude, LLC to lease petroleum storage tanks to meet periodic, additional storage needs under the Amended and Restated Tank Lease Agreement.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Current Three Months Compared to Prior Three Months.

Total Revenue from Operations. For the Current Three Months, we had total revenue from operations of $57,336,331 compared to total revenue from operations of $42,042,460 for the Prior Three Months.  The approximate 36% increase in total revenue from operations between the periods was the result of a 24% increase in sales volume, higher commodity prices, and higher refinery production in the Current Three Months compared to the Prior Three Months.  Refinery production increased approximately 52% compared to the same period a year earlier due to higher refinery uptime.  The Nixon Facility experienced significant downtime for the Prior Three Months due to the contract-related dispute with GEL.

Cost of Refined Products Sold. Cost of refined products sold was $54,624,947 for the Current Three Months compared to $42,633,298 for the Prior Three Months.  The approximate 28% increase in cost of refined products sold was the result of  a 24% increase in sales volume, higher commodity prices, and increased refinery throughput in the Current Three Months compared to the Prior Three Months.

Gross Profit. For the Current Three Months, gross profit totaled $2,711,384 compared to a deficit of $590,838 for the Prior Three Months.  The $3,302,222 increase between the periods related to favorable commodity prices and higher refinery production in the Current Three Months compared to the Prior Three Months.

Refinery Operating Expenses.  We recorded refinery operating expenses of $1,651,663 in the Current Three Months compared to $2,877,748 in the Prior Three Months, a decrease of nearly 43%.  Refinery operating expenses per bbl of throughput were $1.53 in the Current Three Months compared to $4.05 in the Prior Three Months.  The $2.52 decrease in refinery operating expenses per bbl of throughput between the periods was the result of: (i) significantly lower refinery operating expenses under the Amended and Restated Operating Agreement, which was restructured following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL and (ii) a decrease in off-site tank leasing expense under an Amended and Restated Tank Lease Agreement. (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” for additional disclosures related to components of refinery operating expenses, the Amended and Restated Operating Agreement, and the Amended and Restated Tank Lease Agreement.)

JMA Profit Share.  For the Current Three Months, the JMA Profit Share was $0 compared to an expense of $97,527 for the Prior Three Months.  Elimination of the JMA Profit Share between the periods was the result of termination of marketing activities under the Joint Marketing Agreement.  (See “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Genesis Agreements” for further discussion related to the Joint Marketing Agreement, JMA Profit Share, Gross Profits and the contract-related dispute with GEL.)

Arbitration Award and Associated Fees.  For the Current Three Months, legal settlement and fees totaled $24,338,628 compared to $0 for the Prior Three Months. Legal settlement and fees were associated with the Final Arbitration Award.

General and Administrative Expenses. We incurred general and administrative expenses of $708,391 in the Current Three Months compared to $255,319 in the Prior Three Months.  The significant increase in general and administrative expenses in the Current Three Months compared to the Prior Three Months primarily related to an increase in legal fees associated with the contract-related dispute with GEL.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $449,318 in the Current Three Months compared to $470,347 in the Prior Three Months.  The approximate 4% decrease in depletion, depreciation and amortization expenses for the Current Three Months compared to the Prior Three Months primarily was because of less depreciation related to our pipeline assets.

Other Income (Expense).  We recorded $830,540 in other expense in the Current Three Months compared to $273,462 in other expense in the Prior Three Months.  The significant increase in other expense between the periods primarily related to a decrease in easement income and an increase in working capital loan interest.

Income Tax Benefit.  We recognized an income tax benefit of $0 in the Current Three Months compared to $1,534,341 in the Prior Three Months.  Income tax benefit in the Prior Three Months primarily related to deferred federal income taxes.  We recorded a full valuation allowance against deferred tax assets as of June 30, 2017 and December 31, 2016 (See “Part I, Item 1. Financial Statements – Note (15) Income Taxes” for additional disclosures related to income taxes.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Loss.  For the Current Three Months, we reported a net loss of $25,393,282, or a loss of $2.39 per share, compared to net loss of $3,162,736, or loss of $0.30 per share, for the Prior Three Months. The $2.09 per share increase in net loss between the periods was primarily the result of accrued expenses related to the Final Arbitration Award in the Current Three Months compared to the Prior Three Months.

Current Six Months Compared to Prior Six Months.

Total Revenue from Operations. For the Current Six Months, we had total revenue from operations of $109,942,080 compared to total revenue from operations of $73,554,736 for the Prior Six Months.  The approximate 49% increase in total revenue from operations between the periods was primarily the result of higher commodity prices, higher refinery production, and an 11% increase in sales volume in the Current Six Months compared to the Prior Six Months.  Refinery production increased approximately 10% compared to the same period a year earlier due to higher refinery uptime.  The Nixon Facility experienced significant downtime for the Prior Six Months due to the contract-related dispute with GEL.

Cost of Refined Products Sold. Cost of refined products sold was $106,399,449 for the Current Six Months compared to $73,626,775 for the Prior Six Months.  The approximate 45% increase in cost of refined products sold was the result of higher commodity prices and increased refinery throughput in the Current Six Months compared to the Prior Six Months.

Gross Profit. For the Current Six Months, gross profit totaled $3,542,631 compared to a deficit of $72,039 for the Prior Six Months.  The $3,614,670 increase between the periods related to the favorable commodity prices in the Current Six Months compared to the Prior Six Months.

Refinery Operating Expenses.  We recorded refinery operating expenses of $4,464,766 in the Current Six Months compared to $6,314,763 in the Prior Six Months, a decrease of approximately 29%.  Refinery operating expenses per bbl of throughput were $2.14 in the Current Six Months compared to $3.33 in the Prior Six Months.  The $1.19 decrease in refinery operating expenses per bbl of throughput between the periods was the result of: (i) significantly lower refinery operating expenses under the Amended and Restated Operating Agreement, which was restructured following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL and (ii) a decrease in off-site tank leasing expense under an Amended and Restated Tank Lease Agreement. (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” for additional disclosures related to components of refinery operating expenses, the Amended and Restated Operating Agreement, and the Amended and Restated Tank Lease Agreement.)

JMA Profit Share.  For the Current Six Months, the JMA Profit Share was $0 compared to a credit of $573,565 for the Prior Six Months.  Elimination of the JMA Profit Share between the periods was the result of termination of marketing activities under the Joint Marketing Agreement.  (See “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Legal Matters” for further discussion related to the Joint Marketing Agreement, JMA Profit Share, Gross Profits and the contract-related dispute with GEL.)

Arbitration Award and Associated Fees. For the Current Six Months, legal settlement and fees totaled $24,338,628 compared to $0 for the Prior Six Months. Legal settlement and fees were associated with the Final Arbitration Award.

General and Administrative Expenses. We incurred general and administrative expenses of $1,614,481 in the Current Six Months compared to $612,323 in the Prior Six Months.  The significant increase in general and administrative expenses in the Current Six Months compared to the Prior Six Months primarily related to an increase in legal fees associated with the contract-related dispute with GEL.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $900,343 in the Current Six Months compared to $910,800 in the Prior Six Months.  The approximate 1% decrease in depletion, depreciation and amortization expenses for the Current Six Months compared to the Prior Six Months primarily was because of less depreciation related to our pipeline assets.

Other Income (Expense).  We recorded $791,169 in other income in the Current Six Months compared to $561,606 in other expense in the Prior Six Months.  The increase in other income between the periods related to FLNG easement payments and a gain on the sale of land to FLNG in the first quarter of 2017, which was offset by interest expense related to working capital loan interest, long-term debt interest expense, and guaranty fee expense. In February 2017, BDPL sold approximately 15 acres of certain of the property owned by BDPL located in Brazoria County Texas to FLIQ Common Facilities, LLC, an affiliate of FLNG.  In conjunction with the sale of real estate, the FLNG Easements were terminated.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Tax Benefit.  We recognized an income tax benefit of $0 in the Current Six Months compared to $2,700,242 in the Prior Six Months.  Income tax benefit in the Prior Six Months primarily related to deferred federal income taxes.  We recorded a full valuation allowance against deferred tax assets as of June 30, 2017 and December 31, 2016 (See “Part I, Item 1. Financial Statements – Note (15) Income Taxes” for additional disclosures related to income taxes.)

Net Loss.  For the Current Six Months, we reported a net loss of $27,243,232, or a loss of $2.58 per share, compared to net loss of $5,311,820, or loss of $0.51 per share, for the Prior Six Months.  The $2.07 per share increase in net loss between the periods was primarily the result of accrued expenses related to the Final Arbitration Award in the Current Six Months.

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

EBITDA Current Three Months Compared to Prior Three Months.

Refinery Operations EBITDA.  Refinery operations EBITDA for the Current Three Months was a loss of $23,717,796 compared to a loss of $3,613,863 for the Prior Three Months.  The significant decrease in refinery operations EBITDA between the periods was primarily the result of accrued expenses related to the Final Arbitration Award in the Current Three Months.

EBITDA Reconciliation to GAAP – Three Month Periods.

	Three Months Ended June 30,
	2017			2016
	Segment			Segment
	Refinery	Corporate &		Refinery	Corporate &
	Operations	Other	Total	Operations	Other	Total
Revenue from operations	$57,336,331	$-	$57,336,331	$42,017,773	$24,687	$42,042,460
Less: cost of operations(1)	(81,054,127)	(395,628)	(81,449,755)	(45,534,109)	(364,092)	(45,898,201)
Other non-interest income(2)	-	-	-	-	125,000	125,000
Less: JMA Profit Share(3)	-	-	-	(97,527)	-	(97,527)
EBITDA	$(23,717,796)	$(395,628)	$(24,113,424)	$(3,613,863)	$(214,405)	$(3,828,268)

Depletion, depreciation and
amortization			(449,318)			(470,347)
Interest expense, net			(830,540)			(398,462)

Loss before income taxes			(25,393,282)			(4,697,077)

Income tax benefit			-			1,534,341

Net loss			$(25,393,282)			$(3,162,736)

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

(2)	Other non-interest income reflects FLNG easement revenue.
(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, under which marketing activies have ceased.  (See “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Legal matters” for further discussion of the contract-related dispute with GEL.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EBITDA Current Six Months Compared to Prior Six Months.

Refinery Operations EBITDA.  Refinery operations EBITDA for the Current Six Months was a loss of $26,307,808 compared to a loss of $5,881,000 for the Prior Three Months.  The significant decrease in refinery operations EBITDA between the periods was primarily the result of accrued expenses related to the Final Arbitration Award in the Current Six Months.

EBITDA Reconciliation to GAAP – Six Month Periods.

	Six Months Ended June 30,
	2017			2016
	Segment			Segment
	Refinery	Corporate &		Refinery	Corporate &
	Operations	Other	Total	Operations	Other	Total
Revenue from operations	$109,942,080	$-	$109,942,080	$73,502,397	$52,339	$73,554,736
Less: cost of operations(1)	(136,249,888)	(826,250)	(137,076,138)	(79,956,962)	(710,995)	(80,667,957)
Other non-interest income(2)	-	-	-	-	255,665	255,665
Less: JMA Profit Share(3)	-	2,216,251	2,216,251	573,565	-	573,565
EBITDA	$(26,307,808)	$1,390,001	$(24,917,807)	$(5,881,000)	$(402,991)	$(6,283,991)

Depletion, depreciation and
amortization			(900,343)			(910,800)
Interest expense, net			(1,425,082)			(817,271)

Loss before income taxes			(27,243,232)			(8,012,062)

Income tax benefit			-			2,700,242

Net loss			$(2,243,232)			$(5,311,820)

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

(2)	Other non-interest income reflects FLNG easement revenue.
(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, under which marketing activities have ceased.  (See “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Legal matters” for further discussion of the Joint Marketing Agreement and the contract-related dispute with GEL.)

Refinery Operations Business Segment Results

During the Current Three Months, the average per bbl price differential between crude oil and condensate and refined petroleum products was $1.89 compared to a deficit of $1.44 for the Prior Three Months, reflecting an increase of $3.33.  Our gross profit increased $3,302,222 between the Current Three Months and Prior Three Months primarily because of increased sales volume.

During the Current Six Months, the average per bbl price differential between crude oil and condensate and refined petroleum products was $1.07 compared to a deficit of $0.57 for the Prior Six Months, reflecting an increase of $1.64.  Our gross profit increased $3,614,670 between the Current Six Months and Prior Six Months primarily because of favorable commodity prices.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Throughput and Production Data.

Following are refinery operational metrics for the Nixon Facility:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Calendar Days	91	91	181	182
Refinery downtime	(4)	(29)	(14)	(29)
Operating Days	87	62	167	153

Total refinery throughput (bbls)	1,078,488	710,992	2,082,660	1,894,798
Operating days:
bpd	12,396	11,468	12,471	12,384
Capacity utilization rate	82.6%	76.5%	83.1%	82.6%
Calendar days:
bpd	11,852	7,813	11,506	10,411
Capacity utilization rate	79.0%	52.1%	76.7%	69.4%

Total refinery production (bbls)	1,046,923	687,559	2,016,657	1,841,866
Operating days:
bpd	12,034	11,090	12,076	12,038
Capacity utilization rate	80.2%	73.9%	80.5%	80.3%
Calendar days:
bpd	11,505	7,556	11,142	10,120
Capacity utilization rate	76.7%	50.4%	74.3%	67.5%

Note:	The difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents refinery fuel use and loss.

In the Current Three Months, the Nixon Facility experienced 4 days of refinery downtime related to throughput management.  In the Prior Three Months, the Nixon Facility experienced 29 days of refinery downtime due to significant under delivery of crude oil and condensate by GEL (27 days) and unscheduled maintenance and repairs (2 days).  Total refinery throughput bbls and total refinery production bbls increased approximately 52% in the Current Three Months due to improved refinery uptime associated with crude oil and condensate delivery.  The Nixon Facility experienced significant downtime for the Prior Three Months due to the contract-related dispute with GEL.

In the Current Six Months, the Nixon Facility experienced 14 days of refinery downtime related to throughput management.  In the Prior Six Months, the Nixon Facility experienced 29 days of refinery downtime due to significant under delivery of crude oil and condensate by GEL (27 days) and unscheduled maintenance and repairs (2 days).  Total refinery throughput bbls and total refinery production bbls increased approximately 10% in the Current Six Months due to improved refinery uptime associated with crude oil and condensate delivery.  The Nixon Facility experienced significant downtime for the Prior Six Months due to the contract-related dispute with GEL.

Refined Petroleum Product Sales Summary.

(See “Part I, Item 1. Financial Statements - Note (13) Concentration of Risk” for a discussion of refined petroleum product sales.)

Refined Petroleum Products Economic Hedges.

We began selling all of our jet fuel to LEH immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk.  Previously, Genesis/GEL used commodity futures contracts to mitigate the volatile change in value for certain of our refined petroleum products inventory.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We had no open commodity contracts in the Current Three Months and Current Six Months.  For the Prior Three Months, our refinery operations business segment recognized a loss of $2,863,410 on settled transactions and a loss of $988,690 on the change in value of open contracts from March 31, 2016 to June 30, 2016.  For the Prior Six Months, our refinery operations business segment recognized a loss of $3,744,922 on settled transactions and a gain of $385,350 on the change in value of open contracts from December 31, 2015 to June 30, 2016.

Liquidity and Capital Resources

Overview.

Historically, we relied on our profit share distribution and operations payments under a Joint Marketing Agreement with GEL, as well as LEH, to fund our liquidity needs.  As disclosed elsewhere in this Quarterly Report, beginning in the second quarter of 2016, we experienced an adverse change in our relationship with Genesis/GEL involving a contract-related dispute.  This shift in our relationship negatively affected our customer relationships, prevented us from taking advantage of business opportunities, disrupted refinery operations, diverted management’s focus away from running the business, and impacted our ability to obtain financing.  Combined with decreased commodity prices throughout 2016, our resultant financial state raised substantial doubt about our ability to continue as a going concern, which doubt has increased as a result of the Final Arbitration Award.  (As discussed elsewhere within this “Liquidity and Capital Resources” section, management has determined that there is substantial doubt about our ability to continue as a going concern due to consecutive quarterly net losses, inadequate working capital, the Final Arbitration Award, crude supply issues tied to access to capital, and defaults under secured loan agreements. See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern” for additional discussion related to going concern.)

As discussed elsewhere in this Quarterly Report, on August 11, 2017, the arbitrator delivered the Final Arbitration Award in the GEL Arbitration. Among other matters, the Final Arbitration Award awarded damages, legal and administrative fees and court costs to GEL in the aggregate amount of approximately $31.3 million. This resulted in a net increase in current liabilities of approximately $24.3 million on our consolidated balance sheet at June 30, 2017. We expect that we will be unable to pay the amounts awarded to GEL in full or in any substantial part. A hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court of the Continuance Period to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into the GEL Letter Agreement, confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement. GEL may terminate the GEL Letter Agreement on the 45th day of the Continuance Period, or November 1, 2017, if GEL determines, in its sole discretion, that settlement discussions between the parties are not advancing to an acceptable resolution.

Sovereign has delivered to us notices of default under our secured loan agreements with Sovereign, stating the that the Final Arbitration Award constitutes an event of default under the secured loan agreements. The occurrence of an event of default permits Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign has informed us that it is not currently exercising its rights and remedies under the secured loan agreements in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Sovereign to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Sovereign’s approval. However, Sovereign expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed us that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Sovereign of its rights and remedies under thesecured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws. The debt associated with loans under secured loan agreementswas classified within the current portion of long-term debt on our consolidated balance sheet at June 30, 2017 due to existing or potential events of default related to the Final Arbitration Award as well as the uncertainty of our ability to meet financial covenants in the secured loan agreements in the future.

We can provide no assurance as to whether negotiations with GEL will result in a settlement or as to the potential terms of any such settlement or whether Sovereign would approve any such settlement. If we are unable to reach an acceptable settlement with GEL or Sovereign does not approve any such settlement and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition and results of operations will be materially adversely affected and we likely would be required to seek protection under bankruptcy laws.

Following the termination of crude supplies under the Crude Supply Agreement with GEL, we put in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This new supplier currently provides us with adequate amounts of crude oil and condensate, and having crude supply continuity has boosted our customers’ confidence in our performance ability and enabled us to slowly rebuild counter-party relationships. However, we are currently evaluating the effects of the Final Arbitration Award on our business, financial condition and results of operations. In addition to the matters described above, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate and our relationships with our customers.

Currently, we rely on revenue from operations, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs. We continued aggressive actions during the second quarter of 2017 to improve operations and liquidity. We began selling all of our jet fuel to LEH immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk. We also completed construction of several new petroleum storage tanks at the Nixon Facility.  Increasing petroleum storage capacity: (i) assists with de-bottlenecking the facility, which supports future increased refinery throughput to approximately 17,000 bpd without substantial capital expense, and (ii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties.  Additional ongoing efforts to improve operations and liquidity include increasing jet fuel and HOBM sales volumes, the latter of which is prime for export to Mexico, and restructuring customer contracts on more favorable terms as they come up for renewal.  Management believes that it is taking the appropriate steps to improve our financial stability. However, there can be no assurance that our plan will be successful, LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all. Among other factors, the Final Arbitration Award could prevent us from successfully executing our plan.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Crude Oil and Condensate Supply.

Operation of the Nixon Facility depends on our ability to purchase adequate amounts of crude oil and condensate on favorable terms.  We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This new supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.

Management believes that it is taking the appropriate steps to improve our financial stability.  However, there can be no assurance that our plan will be successful, LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  If our plan is unsuccessful, it could affect our ability to acquire adequate supplies of crude oil and condensate under the existing contract or otherwise.  Among other factors, the Final Arbitration Award could prevent us from successfully executing our plan and could have a material adverse effect on our ability to procure adequate amounts and crude oil and condensate from our current supplier or otherwise. Further, because our existing crude supply contract is a month-to-month arrangement, there can be no assurance that crude oil and condensate supplies will continue to be available under this contract in the future.

Cash Flow.

Our cash flow from operations for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cash flow from operations
Adjusted loss from operations	$(24,809,999)	$(3,147,733)	$(26,104,959)	$(7,455,865)
Change in assets and current liabilities	22,217,311	5,245,779	21,138,428	9,151,391

Total cash inflows (outflows) from operations	(2,592,688)	2,098,046	(4,966,531)	1,695,526

Cash inflows (outflows)
Payments on debt	(381,626)	(466,434)	(855,204)	(944,865)
Net activity on related-party debt	2,159,404	-	3,256,694	-
Capital expenditures	(596,869)	(3,433,333)	(1,407,701)	(7,072,978)
Total cash inflows (outflows)	1,180,909	(3,899,767)	993,789	(8,017,843)

Total change in cash flows	$(1,411,779)	$(1,801,721)	$(3,972,742)	$(6,322,317)

For the Current Three Months, we experienced negative cash flow from operations of $2,592,688 compared to positive cash flow from operations of $2,098,046 for the Prior Three Months.  The $4,690,734 decrease in cash flow from operations between the periods was primarily the result of decreases in accounts payable as we worked to pay our vendors more quickly.

For the Current Six Months, we experienced negative cash flow from operations of $4,966,531 compared to positive cash flow from operations of $1,695,526 for the Prior Six Months. The $6,662,057 decrease in cash flow from operations between the periods was primarily the result of decreases in accounts payable as we worked to pay our vendors more quickly.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Working Capital.

During the Current Three Months, net cash provided by financing activities totaled $1,777,778 compared to net cash used in financing activities totaling $466,434 in the Prior Three Months.  For the Current Six Months, net cash provided by financing activities totaled $2,401,490 compared to net cash used in financing activities totaling $944,865.  Working capital from financing activities represented advances from LEH and its affiliates (including Jonathan Carroll) under promissory notes.  (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions and Note (10) Long-Term Debt, Net,” as well as “Contractual Obligations – Related Party” within the Liquidity and Capital Resources section for additional disclosures with respect to related party promissory notes.)

We had a working capital deficit of $65,632,359 at June 30, 2017 compared to a working capital deficit of $37,812,263 at December 31, 2016. Excluding long-term debt, we had a working capital deficit of $32,821,325 at June 30, 2017, compared to working capital of $5,599,927 at December 31, 2016. The significant increase in working capital deficit between the periods primarily related to recording a current liability of $31,278,563 related to the Final Arbitration Award, a decrease in cash and cash equivalents, and a decrease in accounts receivable.

As discussed elsewhere within this “Liquidity and Capital Resources” section, the contract-related dispute with GEL has affected our ability to obtain working capital through financing.  We expect this to continue following the Final Arbitration Award.  We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements.  There can be no assurance that LEH and its affiliates (including Jonathan Carroll) will continue to fund our working capital requirements.

Capital Spending.

Capital improvements primarily relate to construction of new petroleum storage tanks to add to existing petroleum storage capacity.  During the Current Three Months, we completed several new tanks for which construction began during 2016. Increasing petroleum storage capacity (i) assists with de-bottlenecking the facility, which supports future increased refinery throughput to approximately 17,000 bpd without substantial capital expense, and (ii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties.  When the Nixon Facility expansion project is complete, total crude oil, condensate, and refined petroleum products storage capacity at the plant will exceed 1,000,000 bbls.

Capital expenditures at the Nixon Facility are being funded by Sovereign Bank (“Sovereign”) through long-term debt that we secured in 2015.  Available funds under these loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets.  Restricted cash (current portion) represents funds to pay outstanding construction invoices and to fund construction contingencies.  Restricted cash (current portion) totaled $1,481,626 and $3,347,835 at June 30, 2017 and December 31, 2016, respectively.  Restricted cash, non-current represents funds held in our disbursement account with Sovereign to complete construction of new petroleum storage tanks. Restricted cash, noncurrent totaled $563,336 and $1,582,305 at June 30, 2017 and December 31, 2016, respectively.

Capital expenditures for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Capital expenditures financed by:
Cash disbursements	$645,823	$3,433,333	$1,456,655	$7,072,978
Accounts payable(1)	212,410	1,487,174	1,432,672	3,231,171
	$858,233	$4,920,507	$2,889,327	$10,304,149

(1)
Represents construction-related vendor invoices awaiting payment from the loan disbursement account.

See “Part I, Item 1. Financial Statements – Note (10) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations.

Related Party.  See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” in this Quarterly Report for a summary of the agreements we have in place with related parties.

Genesis.  See “Part I, Item 1A. Risk Factors” in our Annual Report, as well as “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Legal Matters” in this Quarterly Report for disclosures related to the contract-related dispute with GEL and the Final Arbitration Award.

Supplemental Pipeline Bonds.  See “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Supplemental Pipeline Bonds” for a discussion of supplemental pipeline bonding requirements.

Indebtedness.

The principal balances outstanding on our long-term debt, net (including related party) for the periods indicated were as follow:

	June 30,	December 31,
	2017	2016

First Term Loan Due 2034	$23,551,966	$23,924,607
Second Term Loan Due 2034	9,607,032	9,729,853
LEH Loan Agreement	4,000,000	4,000,000
June LEH Note	2,484,297	-
Notre Dame Debt	1,300,000	1,300,000
March Ingleside Note	1,143,803	722,278
March Carroll Note	112,272	592,412
Capital Leases	50,790	135,879
Term Loan Due 2017	-	184,994
	42,250,160	40,590,023
Less: Current portion of long-term debt, net	(32,811,034)	(32,212,336)
Less: Unamoritized debt issue costs	(2,198,754)	(2,262,997)
	$7,240,372	$6,114,690

Payments on long-term debt totaled $381,626 for the Current Three Months compared to $466,434 in the Prior Three Months.  Payments on long-term debt totaled $855,204 for the Current Six Months compared to $944,865 in the Prior Six Months.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As described elsewhere in this Quarterly Report, Sovereign has notified us that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and Second Term Loan Due 2034. In addition to existing or potential events of default related to the Final Arbitration Award, at June 30, 2017, LE and Lazarus Refining & Marketing, LLC were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements. LE also failed to replenish a payment reserve account as required. The occurrence of events of default under the secured loan agreements permits Sovereign to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under the loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of June 30, 2017. Sovereign has informed usthat it is not currently exercising its rights, privileges and remedies under the secured loan agreements in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Sovereign to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Sovereign’s approval. However, Sovereign expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed us that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Sovereign of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws.

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern, Note (10) Long-Term Debt, Net, and Note (19) Subsequent Events” for additional disclosures related to long-term debt financial covenant violations and events of default.

See “Contractual Obligations – Related Party” within the Liquidity and Capital Resources section for additional disclosures with respect to related party indebtedness.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Long-Lived Assets.

Refinery and Facilities. Management expects to continue making improvements to the Nixon Facility based on operation needs and technological advances.  Additions to refinery and facilities assets are capitalized. Expenditures for repairs and maintenance are expensed as incurred and included as operating expenses under the Amended and Restated Operating Agreement.

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

Pipelines and Facilities Assets. Our pipelines and facilities are recorded at cost less any adjustments for depreciation or impairment.  Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) guidance on accounting for the impairment or disposal of long-lived assets, management performed periodic impairment testing of our pipeline and facilities assets in the fourth quarter of 2016. Upon completion of that testing, our pipeline assets were fully impaired.  All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor were permanently abandoned, and no new third-party wells are being drilled near our pipelines. However, management believes our pipeline assets have future value based on large-scale, third-party production facility expansion projects near the pipelines.

Oil and Gas Properties. Our oil and gas properties are accounted for using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method.  All leases associated with our oil and gas properties have expired, and our oil and gas properties were fully impaired in 2011.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Construction in Progress. Construction in progress expenditures, which relate to construction and refurbishment activities at the Nixon Facility, are capitalized as incurred. Depreciation begins once the asset is placed in service.

Revenue Recognition.

Refined Petroleum Products Revenue.  Revenue from the sale of refined petroleum products is recognized when sales prices are fixed or determinable, collectability is reasonably assured, and title passes. Title passage occurs when refined petroleum products are delivered in accordance with the terms of the respective sales agreements, and customers assume the risk of loss when title is transferred.  Transportation, shipping and handling costs incurred are included in cost of refined products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

Tank Rental Revenue.  We lease petroleum storage tanks to third-parties.  Tank rental fees are invoiced monthly in accordance with the terms of the related lease agreement.  Tank rental revenue is recognized on a straight-line basis as earned.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At June 30, 2017 and December 31, 2016, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of June 30, 2017 and December 31, 2016.

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

ASU 2016-18, Statement of Cash Flows (Topic 230: Restricted Cash (a Consensus of the FASB Emerging Issues Task Force. In November 2016, FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this accounting pronouncement effective December 31, 2016. Accordingly, our consolidated statement of cash flows for the six months ended June 30, 2016 was changed to combine restricted cash with cash and cash equivalents.

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

Changes in Internal Control over Financial Reporting

Management concluded that our internal control over financial reporting was effective as of December 31, 2016. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GEL Contract-Related Dispute and Final Arbitration Award

We were party to a variety of contracts and agreements with Genesis Energy, LP (“Genesis”) and GEL Tex Marketing, LLC (“GEL”) for the purchase of crude oil and condensate, transportation of crude oil and condensate, and other services.

In May 2016, GEL filed, in state district court in Harris County, Texas, a petition and application for a temporary restraining order, temporary injunction, and permanent injunction (the “Petition”) against Lazarus Energy, LLC (“LE”) and Lazarus Energy Holdings, LLC (“LEH”).  The Petition alleged that LE breached the Joint Marketing Agreement, and that LEH tortiously interfered with the Joint Marketing Agreement, in connection with an agreement by LEH to supply jet fuel acquired from LE to a government agency.  The Petition primarily sought temporary and permanent injunctions related to sales of product from the Nixon Facility to this customer.  In June 2016, the court issued a temporary injunction against LE and LEH as requested by GEL.

In a matter separate from the above referenced Petition, LE asserted that GEL materially breached the parties’ agreements in April 2016 by refusing to deliver our operational requirements of crude oil for an extended period.  LE filed a demand for arbitration in June 2016, pursuant to the terms of a Dispute Resolution Agreement between the parties (the “GEL Arbitration”). The GEL Arbitration alleged that GEL breached the Crude Oil Supply and Throughput Services Agreement (the Crude Supply Agreement”) by:

(i)
overcharging for crude oil and condensate based on Genesis’ cost as defined in the Crude Supply Agreement,

(ii)
overcharging for trucking costs, and

(iii)
significantly under-delivering crude oil and condensate, resulting in significant refinery downtime and significant decreases in refinery throughput, refinery production, and refined petroleum product sales during 2016.

GEL made counter claims in the Arbitration with allegations against LE like those made in the Petition.  GEL sought substantial damages, as well as recovery of attorneys’ fee and costs, totaling approximately $44.0 million in the aggregate, based on allegations of breach of contract, fraudulent transfer and unjust enrichment.

Arbitration proceedings commenced on May 2017 and were declared closed in July 2017.

On August 11, 2017, the arbitrator delivered its final award in the GEL Arbitration (the “Final Arbitration Award”). The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all of the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award:

●
determined that LE materially breached the Crude Supply Agreement and the Joint Marketing Agreement;

●
determined that LE’s sales of jet fuel to LEH in connection with LEH’s supplying such jet fuel to a government agency was a fraudulent transfer under applicable law;

●
denied LE’s request to dissolve the temporary injunction and awarded to GEL certain funds held with the court related to the temporary injunction;

●
denied all other claims made by LE; and

●
awarded damages, legal and administrative fees and court costs to GEL in the aggregate amount of approximately $31.3 million, with such amounts to bear interest at a rate of 5.0% per annum until paid in full.

A hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the hearing would be continued for a period of no more than 90 days after September 18, 2017 (the “Continuance Period”), to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into a Letter Agreement with GEL, effective September 18, 2017 (the “GEL Letter Agreement”), confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement. The GEL Letter Agreement includes the following key terms, among others:

●
The parties agreed to work together in good faith during the Continuance Period to negotiate and document the terms of a settlement and payment structure to resolve all of their disputes and obligations, including those related to and arising from the Final Arbitration Award;

●
LE agreed to pay GEL approximately $3.6 million, consisting of a cash payment and release of certain funds held in the court’s registry, which amount will be applied to reduce the balance of the Final Arbitration Award;

●
we waived all objections to confirmation of the Final Arbitration Award, but GEL agreed that it would not take any action to confirm, enforce, collect, execute upon, perfect or exercise any remedies regarding that waiver or the Final Award prior to the earlier of (i) the expiration of the Continuance Period without the parties’ agreeing to a settlement and (ii) termination of the GEL Letter Agreement;

●
we agreed that, without GEL’s consent, we would not, subject to certain agreed-upon exceptions: (i) incur debt, (ii) create liens on our assets, (iii) sell, lease or otherwise transfer assets outside the ordinary course of business, (iv) engage in transactions with affiliates or amend the terms of existing affiliate transactions, (v) become party to bankruptcy, reorganization, liquidation or similar proceedings, (vi) make investments in, acquire material assets of or merge or consolidate with any other entity, (vii) allow changes to our equity ownership structures, or (viii) amend our debt instruments or organizational documents; and

●
GEL may terminate the Letter Agreement on the 45th day of the Continuance Period, or November 1, 2017, if it determines, in its sole discretion, that settlement discussions between the parties are not advancing to an acceptable resolution.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

As described elsewhere in this Quarterly Report, Sovereign has notified us that the Final Arbitration Award constitutes an event of default under our secured loan agreements with Sovereign. The occurrence of events of default under the secured loan agreements permits Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign has informed us that it is not currently exercising its rights, privileges and remedies under the secured loan agreements in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Sovereign to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Sovereign’s approval. However, Sovereign expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed us that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Sovereign of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws.

We are currently evaluating the effects of the Final Arbitration Award on our business, financial condition and results of operations. In addition to the matters described above, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate or our relationships with our customers. The contract-related dispute has negatively affected our customer relationships, prevented us from taking advantage of business opportunities, disrupted refinery operations, diverted management’s focus away from running the business, and impacted our ability to obtain financing.

We can provide no assurance as to whether negotiations with GEL will result in a settlement or as to the potential terms of any such settlement or whether Sovereign would approve any such settlement. If we are unable to reach an acceptable settlement with GEL or Sovereign does not approve any such settlement and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition and results of operations will be materially adversely affected and we likely would be required to seek protection under bankruptcy laws.

Other Legal Matters

From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings.  Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and our Annual Report. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  Except for the below risk factors, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report.

The adverse outcome in the arbitration of the contract-related dispute with GEL Tex Marketing, LLC could have a material adverse effect on our business, financial condition and results of operations and materially adversely affect the value of an investment in our common stock.

As previously disclosed, we have been involved in arbitration proceedings (the “GEL Arbitration”) with GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement and a Joint Marketing Agreement. On August 11, 2017, the arbitrator delivered its final award in the GEL Arbitration (the “Final Arbitration Award”). The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all of the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award awarded damages, legal and administrative fees and court costs to GEL in the aggregate amount of approximately $31.3 million. This resulted in a net increase in current liabilities of approximately $24.3 million on our consolidated balance sheet at June 30, 2017.

A hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the Continuance Period to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into the GEL Letter Agreement, confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement. GEL may terminate the GEL Letter Agreement on the 45th day of the Continuance Period, or November 1, 2017, if GEL determines, in its sole discretion, that settlement discussions between the parties are not advancing to an acceptable resolution.

Sovereign has notified us that the Final Arbitration Award constitutes an event of default under our secured loan agreements with Sovereign. The occurrence of events of default under the secured loan agreements permits Sovereign to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under these loan agreements, and/or exercise any other rights and remedies available. Sovereign has informed us that it is not currently exercising its rights, privileges and remedies under the secured loan agreements in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Sovereign to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Sovereign’s approval. However, Sovereign expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed us that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Sovereign of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

We can provide no assurance as to whether negotiations with GEL will result in a settlement or as to the potential terms of any such settlement or whether Sovereign would approve any such settlement. If we are unable to reach an acceptable settlement with GEL or Sovereign does not approve any such settlement and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition and results of operations will be materially adversely affected and we likely would be required to seek protection under bankruptcy laws.

We are currently evaluating the effects of the Final Arbitration Award on our business, financial condition and results of operations. In addition to the matters described above, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate and our relationships with our customers.

The Final Arbitration Award may have a material adverse effect on the trading prices of our common stock and on the value of an investment in our common stock, and holders of our common stock could lose their investment in our common stock in its entirety, particularly if we are required to seek bankruptcy protection as a result of the Final Arbitration Award.

For additional information regarding the Final Arbitration Award, the GEL Letter Agreement, and their potential effects on our business, financial condition and results of operations, see the notes to our financial statements in “Part I, Item 1. Financial Statements,” “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1. Legal Proceedings” in this Quarterly Report.

Defaults under our secured loan agreements could have a material adverse effect on our business, financial condition and results of operations and materially adversely affect the value of an investment in our common stock.

As described elsewhere in this Quarterly Report, Sovereign has notified us that the Final Arbitration Award constitutes an event of default under our secured loan agreements with Sovereign. In addition to existing or potential events of default related to the Final Arbitration Award, at June 30, 2017, LE and Lazarus Refining & Marketing, LLC were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements. LE also failed to replenish a payment reserve account as required. The occurrence of events of default under the secured loan agreements permits Sovereign to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing our obligations under the loan agreements, and/or exercise any other rights and remedies available. Sovereign waived the financial covenant defaults as of June 30, 2017. Sovereign has informed us that it is not currently exercising its rights, privileges and remedies under the secured loan agreements in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Sovereign to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Sovereign’s approval. However, Sovereign expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed us that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Sovereign of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws.

There can be no assurance that: (i) our assets or cash flow would be sufficient to fully repay borrowings under our outstanding long-term debt, either upon maturity or if accelerated, (ii) we would be able to refinance or restructure the payments on the long-term debt, and/or (iii) Sovereign will provide future waivers. Defaults under our secured loan agreements and any exercise by Sovereign of its rights and remedies related to such defaults may have a material adverse effect on the trading prices of our common stock and on the value of an investment in our common stock, and holders of our common stock could lose their investment in our common stock in its entirety, particularly if we are required to seek bankruptcy protection as a result of the exercise by Sovereign of such rights and remedies.

For additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition and results of operations, see the notes to our financial statements in “Part I, Item 1. Financial Statements” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (10) Long-Term Debt, Net” for disclosures related to defaults on our debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

ITEM 5.  OTHER INFORMATION

June LEH Note.  A promissory note between Blue Dolphin and LEH in the original principal amount of $2,484,297 was amended and restated (the “June LEH Note”) effective June 30, 2017. The June LEH Note was approved by the Board on August 9, 2017, to increase the principal amount by $2,043,482. The June LEH Note accrues interest, compounded annually, at a rate of 8.00% and matures in January 2019. Under the June LEH Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.

Amended and Restated Guaranty Fee Agreements.  Guaranty Fee Agreements between Jonathan Carroll and: (i) Lazarus Refining & Marketing, LLC related to term loans in the principal amounts of $2.0 million and $10.0 million and (ii) LE related to a term loan in the principal amount of $25.0 million, were amended and restated (the “Amended and Restated Guaranty Fee Agreements”) effective April 1, 2017.  The Amended and Restated Guaranty Fee Agreements were approved by the Board on August 9, 2017, to reflect payment terms in cash and shares of Blue Dolphin Common Stock.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

10.1	Amended and Restated Promissory Note dated June 30, 2017, of Blue Dolphin Energy Company in favor of Lazarus Energy Holdings, LLC.
10.2	Amended and Restated Guaranty Fee Agreement between Jonathan Carroll and Lazarus Refining & Marketing, LLC
10.3	Amended and Restated Guaranty Fee Agreement between Jonathan Carroll and Lazarus Refining & Marketing LLC
10.4	Amended and Restated Guaranty Fee Agreement between Jonathan Carroll and Lazarus Energy, LLC
31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

*           All exhibits listed are filed herewith.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY (Registrant)

Date: October 12, 2017	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll
Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: October 12, 2017	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd
Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)