Form 10-Q
period 2017-09-30
BLUE DOLPHIN ENERGY CO
filed 2017-11-16
CIK 793306

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2017
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock, par value $0.01 per share outstanding as of November 16, 2017:  10,818,371

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17

TABLE OF CONTENTS

GLOSSARY OF SELECTED OIL AND GAS TERMS	3

PART I. FINANCIAL INFORMATION	5

ITEM 1. FINANCIAL STATEMENTS	5

Consolidated Balance Sheets (Unaudited)	5

Consolidated Statements of Operations (Unaudited)	6

Consolidated Statements of Cash Flows (Unaudited)	7

Notes to Consolidated Financial Statements	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	57

ITEM 4. CONTROLS AND PROCEDURES	57

PART II OTHER INFORMATION	60

ITEM 1. LEGAL PROCEEDINGS	58

ITEM 1A. RISK FACTORS	58

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	60

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	60

ITEM 4. MINE SAFETY DISCLOSURES	60

ITEM 5. OTHER INFORMATION	60

ITEM 6. EXHIBITS	61

SIGNATURES	62

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17

 GLOSSARY OF SELECTED OIL AND GAS TERMS

The following are abbreviations and definitions of certain commonly used oil and gas industry terms that are used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (this “Quarterly Report”):

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

MMcf. One million cubic feet; a measurement of gas volume only.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17

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

Yield.  The percentage of refined petroleum products that is produced from crude oil and other feedstocks.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,931	$1,152,628
Restricted cash	1,500,380	3,347,835
Accounts receivable, net	627,604	2,022,166
Accounts receivable, related party	1,060,154	1,161,589
Prepaid expenses and other current assets	1,631,352	1,046,191
Deposits	138,957	138,957
Inventory	2,775,440	2,075,538
Total current assets	7,778,818	10,944,904

Total property and equipment, net	64,396,811	62,324,463
Restricted cash, noncurrent	150,530	1,582,305
Surety bonds	230,000	205,000
Trade name	303,346	303,346
Total long-term assets	65,080,687	64,415,114

TOTAL ASSETS	$72,859,505	$75,360,018

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion	$35,756,045	$31,712,336
Long-term debt, related party, current portion	4,000,000	500,000
Accounts payable	2,759,479	14,552,383
Accounts payable, related party	823,200	369,600
Asset retirement obligations, current portion	17,065	17,510
Accrued expenses and other current liabilities	1,220,074	1,281,582
Accrued arbitration award payable	27,627,863	-
Interest payable, current portion	2,659,786	323,756
Total current liabilities	74,863,512	48,757,167

Long-term liabilities:
Asset retirement obligations, net of current portion	2,225,661	2,010,129
Deferred revenues and expenses	52,119	83,390
Long-term debt less unamortized debt issue costs, net of current portion	-	1,300,000
Long-term debt, related party, net of current portion	1,451,655	4,814,690
Long-term interest payable, net of current portion	-	1,691,383
Total long-term liabilities	3,729,435	9,899,592

TOTAL LIABILITIES	78,592,947	58,656,759

Commitments and contingencies (Note 18)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,818,371 and
10,624,714 shares issued at September 30,2017 and December 31, 2016, respectively)	108,184	106,248
Additional paid-in capital	36,877,604	36,818,528
Accumulated deficit	(42,719,230)	(19,421,517)
Treasury stock (0 and 150,000 shares at cost at September 30, 2017 and December 31, 2016, respectively)	-	(800,000)
Total stockholders' equity (deficit)	(5,733,442)	16,703,259

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$72,859,505	$75,360,018

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE FROM OPERATIONS
Refined petroleum product sales	$66,132,959	$53,951,293	$174,667,617	$126,546,716
Tank rental revenue	766,133	717,487	2,173,555	1,624,461
Other operations	-	19,526	-	71,865
Total revenue from operations	66,899,092	54,688,306	176,841,172	128,243,042

COST OF OPERATIONS
Cost of refined products sold	58,785,827	51,689,474	165,185,276	125,316,249
Refinery operating expenses	1,758,005	3,153,646	6,222,771	9,468,409
Joint Marketing Agreement profit share	-	965,627	-	392,062
Other operating expenses	67,969	100,974	183,095	298,566
Arbitration award and associated fees	-	-	24,338,628	-
General and administrative expenses	1,239,813	891,210	2,854,294	1,503,533
Depletion, depreciation and amortization	455,437	504,719	1,355,780	1,415,519
Bad debt recovery	-	-	-	(139,868)
Accretion expense	71,844	28,186	215,532	84,558

Total cost of operations	62,378,895	57,333,836	200,355,376	138,339,028

Income (loss) from operations	4,520,197	(2,645,530)	(23,514,204)	(10,095,986)

OTHER INCOME (EXPENSE)
Easement, interest and other income	26,657	157,840	409,739	415,700
Interest and other expense	(601,335)	(485,659)	(2,027,748)	(1,305,125)
Gain on disposal of property	-	-	1,834,500	-
Total other income (expense)	(574,678)	(327,819)	216,491	(889,425)

Income (loss) before income taxes	3,945,519	(2,973,349)	(23,297,713)	(10,985,411)
			-
Income tax benefit	-	1,034,798	-	3,735,040

Net income (loss)	$3,945,519	$(1,938,551)	$(23,297,713)	$(7,250,371)

Income (loss) per common share:
Basic	$0.36	$(0.19)	$(2.19)	$(0.69)
Diluted	$0.36	$(0.19)	$(2.19)	$(0.69)

Weighted average number of common shares outstanding:
Basic	10,818,371	10,464,715	10,644,654	10,460,849
Diluted	10,818,371	10,464,715	10,644,654	10,460,849

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(23,297,713)	$(7,250,371)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	1,355,780	1,415,519
Unrealized gain on derivatives	-	1,143,490
Deferred tax benefit	-	(3,735,040)
Amortization of debt issue costs	96,363	96,364
Accretion of asset retirement obligations	215,532	84,558
Common stock issued for services	30,000	50,000
Recovery of bad debt	-	(139,868)
Changes in operating assets and liabilities
Accounts receivable	1,394,563	(1,815,584)
Accounts receivable, related party	101,435	-
Prepaid expenses and other current assets	(585,161)	945,539
Deposits and other assets	(25,000)	570,444
Inventory	(699,902)	(1,011,662)
Accrued arbitration award	27,627,863	-
Accounts payable, accrued expenses and other liabilities	(12,802,731)	5,269,224
Accounts payable, related party	453,600	(300,000)
Net cash used in operating activities	(6,135,371)	(4,677,387)

INVESTING ACTIVITIES
Capital expenditures	(1,777,219)	(11,255,725)
Net cash used in investing activities	(1,777,219)	(11,255,725)

FINANCING ACTIVITIES
Proceeds from issuance of debt	3,677,953	6,898,931
Payments on debt	(1,120,267)	(1,414,406)
Net activity on related-party debt	967,977	-
Net cash provided by financing activities	3,525,663	5,484,525
Net decrease in cash, cash equivalents, and restricted cash	(4,386,927)	(10,448,587)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,082,768	20,645,652
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,695,841	$10,197,065

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable	$1,650,910	$2,601,709
Financing of guaranty fees via long-term debt, related party	$170,636	$-
Conversion of related-party notes to common stock	$831,012	$-
Interest paid	$1,573,996	$1,827,794
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17

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

Going Concern. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

●
Final GEL Arbitration Award – As previously disclosed, LE was involved in arbitration proceedings (the “GEL Arbitration”) with GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL and dated August 12, 2011. On August 11, 2017, the arbitrator delivered its final award in the GEL Arbitration (the “Final Arbitration Award”). The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all of the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award awarded damages, legal and administrative fees and court costs to GEL in the aggregate amount of approximately $31.3 million.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
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

Under the GEL Letter Agreement, GEL could have terminated the GEL Letter Agreement on the 45th day of the Continuance Period, or November 1, 2017, if it determined, in its sole discretion, that settlement discussions between the parties were not advancing to an acceptable resolution. As previously disclosed, on November 1, 2017, LE and GEL amended the GEL Letter Agreement (the “Amended GEL Letter Agreement”) to extend the date through which GEL has the right to terminate the GEL Letter Agreement to November 28, 2017. The Amended GEL Letter Agreement prohibits Blue Dolphin and its affiliates from making any pre-payments on indebtedness, other than in the ordinary course of business as described in the GEL Letter Agreement, and from making any payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements between November 1, 2017 and the end of the Continuance Period. If the parties are unable to reach an acceptable settlement with Genesis and GEL and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition and results of operations will be materially affected, and we likely would be required to seek protection under bankruptcy laws.

●
Veritex Secured Loan Agreement Event of Default – Veritex Community Bank (“Veritex”), as successor in interest to Sovereign Bank by merger, has delivered to obligors notices of default under secured loan agreements with Veritex, stating that the Final Arbitration Award constitutes an event of default under the secured loan agreements. The occurrence of an event of default permits Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors' obligations under these loan agreements, and/or exercise any other rights and remedies available. Veritex has informed obligors that it is not currently exercising its rights and remedies under the secured loan agreements in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval. However, Veritex expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws. The debt associated with loans under secured loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet at September 30, 2017 due to existing or potential events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM's ability to meet financial covenants in the secured loan agreements in the future.

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

We can provide no assurance as to whether negotiations with GEL will result in a settlement or as to the potential terms of any such settlement or whether Veritex would approve any such settlement. If LE is unable to reach an acceptable settlement with GEL or Veritex does not approve any such settlement and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition and results of operations will be materially adversely affected and we likely would be required to seek protection under bankruptcy laws.

Operating Risks.  Successful execution of our business plan depends on several key factors, including having adequate crude oil and condensate supplies, increasing sales of refined petroleum products, and meeting contractual obligations. For the three and nine months ended September 30, 2017, execution of our business plan was negatively impacted by several factors, including:

●
Net Losses – We saw an improvement in net income for the three months ended September 30, 2017.  For the three months ended September 30, 2017, we reported net income of $3,945,519, or income of $0.36 per share, compared to a net loss of $1,938,551, or a loss of $0.19 per share, for the three months ended September 30, 2016.  The $0.55 per share increase between the periods was primarily the result of favorable refining margins in the current three-month period. For the nine months ended September 30, 2017, we reported a net loss of $23,297,713, or a loss of $2.19 per share, compared to a net loss of $7,250,371, or a loss of $0.69 per share, for the nine months ended September 30, 2016.  The $1.50 per share increase in net loss between the periods was primarily the result of the Final Arbitration Award.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

●
Working Capital Deficits – We had a working capital deficit of $67,084,694 at September 30, 2017 compared to a working capital deficit of $37,812,263 at December 31, 2016. Excluding long-term debt, we had a working capital deficit of $27,328,649 at September 30, 2017, compared to working capital of $5,599,927 at December 31, 2016. The significant increase in working capital deficit between the periods primarily related to the Final Arbitration Award and a decrease in cash and cash equivalents.

●
Termination of Relationship with Genesis and GEL – As previously disclosed and discussed elsewhere in this Quarterly Report, LE ceased purchases of crude oil and condensate from GEL under the Crude Supply Agreement in November 2016 and suspended the marketing and sale of refined petroleum products under the Joint Marketing Agreement following the processing of all crude oil and condensate supplied by GEL.

●
Crude Supply Issues – We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This new supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by the contract-related dispute with GEL and other factors, as noted above.  The Final Arbitration Award could have a material adverse effect on our ability to procure adequate amounts of crude oil and condensate from our current supplier or otherwise.

●
Financial Covenant Defaults – In addition to existing or potential events of default related to the Final Arbitration Award, at September 30, 2017, LE and LRM were in violation of certain financial covenants in secured loan agreements with Veritex. Covenant defaults under the secured loan agreements would permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors' obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at September 30, 2017 due to existing or potential events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM's ability to meet the financial covenants in the future. There can be no assurance that Veritex will provide a waiver of events of default related to the Final Arbitration Award, consent to any proposed settlement with GEL or provide future waivers of any financial covenant defaults, which may have an adverse impact on our financial position and results of operations.

During the nine months ended September 30, 2017, we continued aggressive actions to improve operations and liquidity.  We began selling all our jet fuel immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk/exposure.  We also completed construction of several new petroleum storage tanks at the Nixon Facility. Increasing petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 17,000 bpd, and (iii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties.  Additional ongoing efforts to improve operations and liquidity include restructuring customer contracts on more favorable terms as they come up for renewal.  Management believes that it is taking the appropriate steps to improve our financial stability.  However, there can be no assurance that our plan will be successful, LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  Among other factors, the Final Arbitration Award could prevent us from successfully executing our plan.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

For additional disclosures related to the contract-related dispute with GEL, the Final Arbitration Award, the GEL Letter Agreement, defaults under secured loan agreements, and risk factors that could materially affect our future business, financial condition and results of operations, refer to the following sections within this Quarterly Report:

●
Part I, Item 1. Financial Statements, Notes to Consolidated Financial Statements:

-
Note (8) Related Party Transactions

-
Note (10) Long-Term Debt, Net

-
Note (18) Commitments and Contingencies –Legal Matters

-
Note (19) Subsequent Events

●
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

-
GEL Contract-Related Dispute and Final Arbitration Award

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

The consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements at that date.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or for any other period.

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

Cash and Cash Equivalents. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.  Cash and cash equivalents were $44,931 at September 30, 2017 compared to cash and cash equivalents of $1,152,628 at December 31, 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

Restricted Cash. Restricted cash (current portion) primarily represents: (i) amounts held in our disbursement account with Veritex attributable to construction invoices awaiting payment from that account, (ii) a payment reserve account held by Veritex as security for payments under a loan agreement, and (iii) a construction contingency account under which Veritex will fund contingencies.  Restricted cash, noncurrent represents funds held in the Veritex disbursement account for payment of future construction related expenses to build new petroleum storage tanks. At September 30, 2017, total restricted cash was $1,650,910, comprised of restricted cash (current portion) totaling $1,500,380 and restricted cash, noncurrent totaling $150,530.  At December 31, 2016, total restricted cash was $4,930,140, comprised of restricted cash (current portion) totaling $3,347,835 and restricted cash, noncurrent totaling $1,582,305 (See “Note (10) Long-Term Debt, Net” for additional disclosures related to our loan agreements with Veritex.)

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable consists of customer obligations due in the ordinary course of business.  Since we have a small number of customers with individually large amounts due on any given date, we evaluate potential and existing customers’ financial condition, credit worthiness, and payment history to minimize credit risk. Allowance for doubtful accounts is based on a combination of current sales and specific identification methods. If necessary, we establish an allowance for doubtful accounts to estimate the amount of probable credit losses.  Allowance for doubtful accounts totaled $0 both at September 30, 2017 and December 31, 2016.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
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

Intangibles – Other. Trade name, an intangible asset, represents the “Blue Dolphin Energy Company” brand name.  At September 30, 2017 and December 31, 2016, trade name totaled $303,346. We have determined the trade name to have an indefinite useful life. We account for other intangible assets under FASB ASC guidance related to intangibles, goodwill, and other. Under the guidance, we test intangible assets with indefinite lives annually for impairment. Management performed its regular annual impairment testing of trade name in the fourth quarter of 2016. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2016.

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

Easement Revenue. Revenue from land easement fees was associated with a Master Easement Agreement between BDPL and FLNG Land II, Inc., a Delaware corporation (“FLNG”).  Easement revenue was recognized monthly as earned and was included in other income.  In February 2017, BDPL sold approximately 15 acres of property located in Brazoria County Texas to FLIQ Common Facilities, LLC, an affiliate of FLNG.  In conjunction with the sale of real estate, the Master Easement Agreement was terminated.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
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

FASB ASC guidance related to income taxes also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  (See “Note (15) Income Taxes” for further information related to income taxes.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
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

ASU 2016-18, Statement of Cash Flows (Topic 230: Restricted Cash (A Consensus of the FASB Emerging Issues Task Force). In November 2016, FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this accounting pronouncement effective December 31, 2016. Accordingly, our consolidated statement of cash flows for the nine months ended September 30, 2016 was changed to combine restricted cash with cash and cash equivalents.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. In July 2015, FASB issued ASU 2015-11, which requires an entity to measure inventory at the lower of cost or net realizable value.  We adopted this accounting pronouncement effective January 1, 2017.  The adoption of ASU 2015-11 did not have a significant impact on our consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

(4) Business Segment Information

Effective January 1, 2017, we began reporting as a single business segment – Refinery Operations.  Business activities related to our Refinery Operations business segment are conducted at the Nixon Facility.  Due to their small size, current and prior three and nine months’ amounts associated with Pipeline Transportation operations were reclassified to Corporate and Other. Pipeline Transportation operations diminished significantly as services to third-parties ceased and third-party wells along our pipeline corridor were permanently abandoned.  Business segment information for the periods indicated (and as of the dates indicated), was as follows:

	Three Months Ended September 30,
	2017			2016
	Segment			Segment
	Refinery	Corporate &		Refinery	Corporate &
	Operations	Other	Total	Operations	Other	Total
Revenue from operations	$66,899,092	$-	$66,899,092	$54,668,780	$19,526	$54,688,306
Less: cost of operations(1)	(61,456,546)	(466,912)	(61,923,458)	(55,495,575)	(367,915)	(55,863,490)
Other non-interest income(2)	-	-	-	-	156,396	156,396
Less: JMA Profit Share(3)	-	-	-	(965,627)	-	(965,627)
EBITDA(4)	$5,442,546	$(466,912)		$(1,792,422)	$(191,993)

Depletion, depreciation and
amortization			(455,437)			(504,719)
Interest expense, net			(574,678)			(484,215)

Income (loss) before income taxes			3,945,519			(2,973,349)

Income tax benefit			-			1,034,798

Net income (loss)			$3,945,519			$(1,938,551)

Capital expenditures	$538,801	$-	$538,801	$4,191,077	$-	$4,191,077

Identifiable assets	$70,791,236	$2,068,269	$72,859,505	$85,585,499	$10,816,664	$96,402,163

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
(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, under which marketing activities have ceased.  (See “Note (1) Organization – Going Concern – Final Arbitration Award” for further discussion related to the contract-related dispute with GEL.)

(4)
EBITDA is a non-GAAP financial measure.  See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to EBITDA.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

	Nine Months Ended September 30,
	2017			2016
	Segment			Segment
	Refinery	Corporate &		Refinery	Corporate &
	Operations	Other	Total	Operations	Other	Total
Revenue from operations	$176,841,172	$-	$176,841,172	$128,171,177	$71,865	$128,243,042
Less: cost of operations(1)	(197,706,434)	(1,293,162)	(198,999,596)	(135,452,537)	(1,078,910)	(136,531,447)
Other non-interest income(2)	-	-	-	(392,062)	-	(392,062)
Less: JMA Profit Share(3)	-	2,216,251	2,216,251	-	412,061	412,061
EBITDA(4)	$(20,865,262)	$923,089		$(7,673,422)	$(594,984)

Depletion, depreciation and
amortization			(1,355,780)			(1,415,519)
Interest expense, net			(1,999,760)			(1,301,486)

Loss before income taxes			(23,297,713)			(10,985,411)

Income tax benefit			-			3,735,040

Net loss			$(23,297,713)			$(7,250,371)

Capital expenditures	$3,428,129	$-	$3,428,129	$13,857,434	$-	$13,857,434

Identifiable assets	$70,791,236	$2,068,269	$72,859,505	$85,585,499	$10,816,664	$96,402,163

(1)
Operation cost within the Refinery Operations segment includes related general and administrative expenses and the arbitration award and associated fees.  Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs (such as accounting fees, director fees, and legal expense), as well as expenses associated with our pipeline assets and oil and/or gas leasehold interests (such as accretion and impairment expenses).

(2)	Other non-interest income reflects FLNG easement revenue.
(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, under which marketing activities have ceased.  (See “Note (1) Organization – Going Concern – Final Arbitration Award” for further discussion related to the contract-related dispute with GEL.)

(4)
EBITDA is a non-GAAP financial measure.  See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to EBITDA.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	September 30,	December 31,
	2017	2016

Prepaid crude oil and condensate	$1,332,439	$-
Prepaid insurance	298,913	248,853
Short-term tax bond	-	505,000
Prepaid exise taxes	-	292,338

	$1,631,352	$1,046,191

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

(6) Inventory

Inventory as of the dates indicated consisted of the following:

	September 30,	December 31,
	2017	2016

Crude oil and condensate	$1,207,865	$26,123
AGO	910,189	143,362
HOBM	341,660	212,987
Chemicals	156,535	182,751
Naphtha	135,554	533,580
Propane	18,377	11,318
LPG mix	5,260	1,293
Jet fuel	-	964,124

	$2,775,440	$2,075,538

(7) Property, Pland and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2017	2016

Refinery and facilities	$51,432,434	$50,814,309
Land	566,159	602,938
Other property and equipment	652,795	652,795
	52,651,388	52,070,042

Less: Accumulated depletion, depreciation, and amortization	(8,041,024)	(6,685,244)
	44,610,364	45,384,798

Construction in progress	19,786,447	16,939,665

	$64,396,811	$62,324,463

We capitalize interest cost incurred on funds used to construct property, plant, and equipment.  The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s useful life.  Interest cost capitalized was $3,413,428 and $2,108,298 at September 30, 2017 and December 31, 2016, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

(8) Related Party Transactions

We are party to several agreements with related parties.  We believe these related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

Related Parties.

LEH.  LEH is our controlling shareholder.  Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH.  Together LEH and Jonathan Carroll own approximately 81% of our Common Stock.  We are currently party to an Amended and Restated Operating Agreement, a Jet Fuel Sales Agreement, a Loan and Security Agreement, an Amended and Restated Promissory Note, and a Debt Assumption Agreement with LEH.

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

Currently, we depend on LEH and its affiliates (including Jonathan Carroll and Ingleside) for financing when revenue from operations and borrowings under bank facilities are insufficient to meet our liquidity needs.  Such borrowings are reflected in our consolidated balance sheets in accounts payable, related party, and/or long-term debt, related party.  Each quarter amounts we owe to related parties are settled with amounts owed to us by LEH and its affiliates under certain related-party agreements as discussed within this Note (8), Related Party Transactions.  As a result, these related-party transactions do not always reflect cash payments between the parties.

Operations Related Agreements.

Amended and Restated Operating Agreement.  LEH operates and manages all our properties pursuant to the Amended and Restated Operating Agreement.  The Amended and Restated Operating Agreement, which was restructured following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL, expires: (i) April 1, 2020, (ii) upon written notice by either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in our best interest. We reimburse LEH at cost plus five percent (5%) for all reasonable Blue Dolphin expenses incurred while LEH performs the services.   These expenses are reflected within refinery operating expenses in our consolidated statements of operations.

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

Terminal Services Agreement.  Pursuant to a Terminal Services Agreement, LEH leased petroleum storage tanks at the Nixon Facility for the storage of Blue Dolphin purchased jet fuel under the Jet Fuel Sales Agreement (as described above).  The Terminal Services Agreement was terminated in June 2017.  Rental fees received from LEH under the Terminal Services Agreement are reflected within tank rental revenue in our consolidated statements of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

Amended and Restated Tank Lease Agreement.  Pursuant to an Amended and Restated Tank Lease Agreement with Ingleside, we leased petroleum storage tanks to meet periodic, additional storage needs.  The Amended and Restated Tank Lease Agreement was terminated in July 2017.  Rental fees owed to Ingleside under the tank lease agreement are reflected within long-term debt, related party, net of current portion in our consolidated balance sheets. Amounts expensed as rental fees to Ingleside under the Amended and Restated Tank Lease Agreement are reflected within refinery operating expenses in our consolidated statements of operations.

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

The proceeds of the LEH Loan Agreement were used for working capital.  There are no financial maintenance covenants associated with the LEH Loan Agreement.  The LEH Loan Agreement is secured by certain property owned by BDPL. Outstanding principal owed to LEH under the LEH Loan Agreement is reflected in long-term debt, related party, current portion in our consolidated balance sheets.  Accrued interest under the LEH Loan Agreement is reflected in interest payable, current portion in our consolidated balance sheets.

Promissory Notes.  We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements.  The below promissory notes represent advances to fund our working capital requirements. There can be no assurance that LEH and its affiliates will continue to fund our working capital requirements.

●
June LEH Note – In March 2017, Blue Dolphin entered a promissory note with LEH in the original principal amount of $440,815 (the “March LEH Note”).  In June 2017, the March LEH Note was amended and restated to increase the amount by $2,043,482 (the “June LEH Note”).  Interest under the June LEH Note, which is compounded annually and accrued at a rate of 8.00%, was paid in kind and added to the outstanding balance.  The June LEH Note has a maturity date of January 2019.  Under the June LEH Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.  Outstanding principal and accrued interest owed to LEH under the June LEH Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets.  At September 30, 2017 and December 31, 2016, the outstanding principal and accrued interest owed to LEH under the June LEH Note and a previous promissory note, respectively, was $0. The balances under the notes were settled with amounts owed to us by LEH.

●
March Ingleside Note – In March 2017, a promissory note between Blue Dolphin and Ingleside was amended and restated (the “March Ingleside Note”) to increase the principal amount by $473,445 and extend the maturity date to January 2019. Interest under the March Ingleside Note, which is compounded annually and accrued at a rate of 8.00%, was paid in kind and added to the outstanding balance.  Under the March Ingleside Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.  Outstanding principal and accrued interest owed to Ingleside under the March Ingleside Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At September 30, 2017 and December 31, 2016, the outstanding principal and accrued interest owed to Ingleside under the March Ingleside Note was $1,168,748 and $722,278, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

●
March Carroll Note – In March 2017, a promissory note between Blue Dolphin and Jonathan Carroll was amended and restated (the “March Carroll Note”) to increase the principal amount by $183,030, revise the payment terms to reflect payment in cash and shares of Blue Dolphin Common Stock, and extend the maturity date to January 2019.  Interest under the March Carroll Note, which is compounded annually and accrued at a rate of 8.00%, was paid in kind and added to the outstanding balance.  Under the March Carroll Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.  Outstanding principal and accrued interest owed to Jonathan Carroll under the March Carroll Note are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets. At September 30, 2017 and December 31, 2016, the outstanding principal and accrued interest owed to Jonathan Carroll under the March Carroll Note was $282,907 and $592,412, respectively.

Debt Assumption Agreement. On September 18, 2017, LEH paid, on LE’s behalf, certain obligations totaling $3,648,742 to GEL in connection with the GEL Arbitration and the GEL Letter Agreement. In exchange for such payments, LE agreed to assume $3,677,953 of LEH’s existing indebtedness pursuant to the Debt Assumption Agreement, entered into on November 14, 2017 and made effective September 18, 2017, by and among LE, LEH and John H. Kissick.

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

Financial Statements Impact.

Consolidated Balance Sheets.  Accounts payable, related party to LMT associated with the Tolling Agreement was $823,200 and $369,600 at September 30, 2017 and December 31, 2016, respectively.  Long-term debt, related party associated with the LEH Loan Agreement, June LEH Note, March Ingleside Note, and March Carroll Note as of the dates indicated was as follows:

	September 30,	December 31,
	2017	2016

LEH	$4,000,000	$4,000,000
Ingleside	1,168,748	722,278
Jonathan Carroll	282,907	592,412

	5,451,655	5,314,690

Less: Long-term debt, related party,
current portion	(4,000,000)	(500,000)

	$1,451,655	$4,814,690

Accrued interest associated with the LEH Loan Agreement was $728,889 and $243,556 at September 30, 2017 and December 31, 2016, respectively.

Consolidated Statements of Operations.  Related party revenue from LEH associated with:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Jet fuel sales	$20,802,789	$14,536,997	$56,360,756	$23,449,071
Jet fuel storage fees	56,386	426,000	675,000	750,000
HOBM sales	-	-	3,425,455	-

	$20,859,175	$14,962,997	$60,461,211	$24,199,071

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

Related party cost of goods sold associated with the Tolling Agreement with LMT totaled $151,200 and $0 for the three months ended September 30, 2017 and 2016; related party cost of goods sold for the nine months ended September 30, 2017 and 2016 totaled $453,600 and $0.

Related party refinery operating expenses associated with the Amended and Restated Operating Agreement with LEH and the Amended and Restated Tank Lease Agreement with Ingleside for the periods indicated were as follows:

	Three Months Ended September 30,
	2017		2016
	Amount	Per bbl	Amount	Per bbl

LEH	$1,758,005	$1.53	$3,028,646	$2.66
Ingleside	-	-	125,000	0.11

	$1,758,005	$1.53	$3,153,646	$2.77

	Nine Months Ended September 30,
	2017		2016
	Amount	Per bbl	Amount	Per bbl

LEH	$6,222,771	$1.93	$8,618,409	$2.84
Ingleside	-	-	850,000	0.28

	$6,222,771	$1.93	$9,468,409	$3.12

For the three months ended September 30, 2017, refinery operating expenses per bbl decreased compared to the three months ended September 30, 2016 due to the revised cost-plus expense reimbursement structure under the Amended and Restated Operating Agreement. The Amended and Restated Operating Agreement was effective in April 2017.

For the nine months ended September 2017, refinery operating expenses per bbl decreased compared to the nine months ended September 30, 2017 due to the revised cost-plus expense reimbursement structure as noted above.  In addition, refinery operating expenses per bbl were higher during the nine months ended September 30, 2016 due to significant refinery downtime.

Interest expense associated with the LEH Loan Agreement and Amended and Restated Guaranty Fee Agreements for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

LEH	$201,361	$80,000	$643,046	$80,000
Jonathan Carroll	165,089	172,300	499,184	522,931

	$366,450	$252,300	$1,142,230	$602,931

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	September 30,	December 31,
	2017	2016

Unearned revenue	$708,567	$408,770
Board of director fees payable	203,929	136,429
Customer deposits	109,029	450,000
Property taxes	99,236	4,694
Excise and income taxes payable	60,692	24,187
Other payable	38,621	189,719
Insurance	-	67,783

	$1,220,074	$1,281,582

(10) Long-Term Debt, Net

Long-term debt, net represents the outstanding principal of long-term debt less associated debt issue costs.  Long-term debt, net as of the dates indicated consisted of the following:

	September 30,	December 31,
	2017	2016

First Term Loan Due 2034 (in default)	$23,382,570	$23,924,607
Second Term Loan Due 2034 (in default)	9,553,728	9,729,853
Notre Dame Debt	4,977,953	1,300,000
Term Loan Due 2017	-	184,994
Capital Leases	8,427	135,879
	$37,922,678	$35,275,333

Less: Current portion of long-term debt, net	(35,756,045)	(31,712,336)

Less: Unamortized debt issue costs	(2,166,633)	(2,262,997)

	$-	$1,300,000

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

Unamortized debt issue costs, which relate to secured loan agreements with Veritex, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2017	2016

First Term Loan Due 2034 (in default)	$1,673,545	$1,673,545
Second Term Loan Due 2034 (in default)	767,673	767,673

Less: Accumulated amortization	(274,585)	(178,221)

	$2,166,633	$2,262,997

Amortization expense associated with long-term debt, net, which is included in interest expense, was $32,121 and $32,121 for the three months ended September 30, 2017 and 2016, respectively.  Amortization expense was $96,363 and $96,364 for the nine months ended September 30, 2017 and 2016, respectively.

Accrued interest associated with long-term debt, net is reflected as interest payable, current portion and long-term interest payable, net of current portion in our consolidated balance sheets and includes related party interest.  Accrued interest as of the dates indicated consisted of the following:

	June 30,	December 31,
	2017	2016

Notre Dame Debt	$1,846,964	$1,691,383
LEH Loan Agreement (related party)	728,889	243,556
Second Term Loan Due 2034 (in default)	47,635	44,984
First Term Loan Due 2034 (in default)	35,875	33,866
Capital Leases	423	1,165
Term Loan Due 2017	-	185

	2,659,786	2,015,139

Less: Interest payable, current portion	(2,659,786)	(323,756)

Long-term interest payable, net of current portion	$-	$1,691,383

Related Party.  See “Note (8) Related Party Transactions” for additional disclosures with respect to related party long-term debt.

First Term Loan Due 2034 (In Default). LE has a 2015 loan agreement and related security agreement with Veritex as administrative agent and lender.  The loan agreement is for a term loan in the principal amount of $25.0 million (the “First Term Loan Due 2034”).  The First Term Loan Due 2034 matures in June 2034, has a current monthly payment of principal and interest of $198,786, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%.  Pursuant to a construction rider in the First Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

As described elsewhere in this Quarterly Report, Veritex notified LE that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034.  In addition to existing or potential events of default related to the Final Arbitration Award, at September 30, 2017, LE was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the first Term Loan Due 2034.  LE also failed to replenish a payment reserve account as required.  The occurrence of events of default under the First Term Loan Due 2034 permits Veritex to declare the amounts owed under the First Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE’s obligations under the loan agreement, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the First Term Loan Due 2034 in light of the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the First Term Loan Due 2034 and informed LE that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement.  Any exercise by Veritex of its rights and remedies under the First Term Loan Due 2034 would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws.  (See “Note (1) Organization – Going Concern and Operating Risks” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

As a condition of the First Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LE entered a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the First Term Loan Due 2034.  Effective in April 2017, the Guaranty Fee Agreement associated with the First Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock.  For the three months ended September 30, 2017 and 2016, guaranty fees related to the First Term Loan Due 2034 totaled $117,214 and $121,048, respectively. For the nine months ended September 30, 2017 and 2016, guaranty fees related to the First Term Loan Due 2034 totaled $354,286 and $365,420, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.  LEH, LRM and Blue Dolphin also guaranteed the First Term Loan Due 2034.  (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll)

A portion of the proceeds of the First Term Loan Due 2034 were used to refinance approximately $8.5 million of debt owed under a previous debt facility with American First National Bank.  Remaining proceeds are being used primarily to construct new petroleum storage tanks at the Nixon Facility. The First Term Loan Due 2034 is secured by: (i) a first lien on all Nixon Facility business assets (excluding accounts receivable and inventory), (ii) assignment of all Nixon Facility contracts, permits, and licenses, (iii) absolute assignment of Nixon Facility rents and leases, including tank rental income, (iv) a payment reserve account held by Veritex, and (v) a pledge of $5.0 million of a life insurance policy on Jonathan Carroll.  The First Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for bank facilities of this type.

Second Term Loan Due 2034 (In Default). LRM has a 2015 loan agreement and related security agreement with Veritex as administrative agent and lender.  The loan agreement is for a term loan in the principal amount of $10.0 million (the “Second Term Loan Due 2034”).  The Second Term Loan Due 2034 matures in December 2034, has a current monthly payment of principal and interest of $74,111, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%.  Pursuant to a construction rider in the Second Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

As described elsewhere in this Quarterly Report, Veritex notified LRM that the Final Arbitration Award constitutes an event of default under the Second Term Loan Due 2034.  In addition to existing or potential events of default related to the Final Arbitration Award, at September 30, 2017, LRM was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the Second Term Loan Due 2034.  The occurrence of events of default under the Second Term Loan Due 2034 permits Veritex to declare the amounts owed under the Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LRM’s obligations under the loan agreement, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the Second Term Loan Due 2034 considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the Second Term Loan Due 2034 and informed LRM that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement.  Any exercise by Veritex of its rights and remedies under the Second Term Loan Due 2034 would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws. (See “Note (1) Organization – Going Concern and Operating Risks” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

As a condition of the Second Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he receives a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Second Term Loan Due 2034.  Effective in April 2017, the Guaranty Fee Agreement associated with the Second Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock.  For the three months ended September 30, 2017 and 2016, guaranty fees related to the Second Term Loan Due 2034 totaled $47,874 and $49,094, respectively.  For the nine months ended September 30, 2017 and 2016, guaranty fees related to the Second Term Loan Due 2034 totaled $144,487 and $148,261, respectively.  Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.   LEH, LE and Blue Dolphin also guaranteed the Second Term Loan Due 2034.  (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

A portion of the proceeds of the Second Term Loan Due 2034 were used to refinance a previous bridge loan from Veritex in the amount of $3.0 million.  Remaining proceeds are being used primarily to construct additional new petroleum storage tanks at the Nixon Facility. The Second Term Loan Due 2034 is secured by: (i) a second priority lien on the rights of LE in the Nixon Facility and the other collateral of LE pursuant to a security agreement; (ii) a first priority lien on the real property interests of LRM; (iii) a first priority lien on all of LRM’s fixtures, furniture, machinery and equipment; (iv) a first priority lien on all of LRM’s contractual rights, general intangibles and instruments, except with respect to LRM’s rights in its leases of certain specified tanks, with respect to which Veritex has a second priority lien in such leases subordinate to a prior lien granted by LRM to Veritex to secure obligations of LRM under the Term Loan Due 2017; and (v) all other collateral as described in the security documents.  The Second Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for bank facilities of this type.

Notre Dame Debt. LE entered a loan with Notre Dame Investors, Inc. as evidenced by a promissory note in the original principal amount of $8.0 million, which is currently held by John Kissick (the “Notre Dame Debt”). The Notre Dame Debt matures in January 2018, and accrues interest at a rate of 16.00%.

Pursuant to a Sixth Amendment to the Notre Dame Debt, entered into on November 14, 2017 and made effective September 18, 2017, the Notre Dame Debt was amended to increase the principal amount by $3,677,953 (the “Additional Principal”). The Additional Principal was used to make payments to GEL to reduce the balance of the Final Arbitration Award in the amount of $3,648,742 in accordance with the GEL Letter Agreement.

The Notre Dame Debt is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the Nixon Facility and general assets of LE.  There are no financial maintenance covenants associated with the Notre Dame Debt.  Pursuant to a Subordination Agreement dated June 2015, the holder of the Notre Dame Debt agreed to subordinate any security interest and liens on the Nixon Facility, as well as its right to payments, in favor of Veritex as holder of the First Term Loan Due 2034.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

Term Loan Due 2017. LRM had a 2014 loan and security agreement with Veritex for a term loan facility in the principal amount of $2.0 million (the “Term Loan Due 2017”).  The Term Loan Due 2017 was amended in March 2015, pursuant to a Loan Modification Agreement (the “March Loan Modification Agreement”).  Under the March Loan Modification Agreement, the interest rate was modified to be the greater of the Wall Street Journal Prime Rate plus 2.75% or 6.00%, and the due date was extended to March 2017.  Pursuant to the March Loan Modification Agreement, the Term Loan Due 2017 had a monthly principal payment of $61,665 plus interest. The Term Loan Due 2017 was paid off in March 2017.

As a condition of the Term Loan Due 2017, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he received a fee equal to 2.00% per annum, paid monthly, of the outstanding principal balance owed under the Term Loan Due 2017.  Effective in April 2017, the Guaranty Fee Agreement associated with the Term Loan Due 2017 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock.  (Guaranty Fee Agreements associated with the First Term Loan Due 2034, Second Term Loan Due 2034, and Term Loan Due 2017 are collectively referred to in this Quarterly Report as the “Amended and Restated Guaranty Fee Agreements”).  For the three months ended September 30, 2017 and 2016, guaranty fees related to the Term Loan Due 2017 totaled $0 and $2,158, respectively. For the nine months ended September 30, 2017 and 2016, guaranty fees related to the Term Loan Due 2017 totaled $411 and $9,250, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.

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

Pipelines and Facilities and Oil and Gas Properties.  We have AROs associated with the dismantlement and abandonment in place of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties.  We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service. We depreciate the amount added to property and equipment and recognize accretion expense relating to the discounted liability over the remaining life of the asset. Plugging and abandonment costs are recorded during the period incurred or as information becomes available to substantiate actual and/or probable costs.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

Changes to our ARO liability for the periods indicated were as follows:

	September 30,	December 31,
	2017	2016

Asset retirement obligations, at the beginning of the period	$2,027,639	$1,985,864
Liabilities settled	(445)	(70,969)
Accretion expense	215,532	112,744
	2,242,726	2,027,639
Less: asset retirement obligations, current portion	(17,065)	(17,510)

Long-term asset retirement obligations, at the end of the period	$2,225,661	$2,010,129

Liabilities settled represents amounts paid for plugging and abandonment costs against the asset’s ARO liability.  At September 30, 2017 and December 31, 2016, we recognized $445 and $70,969, respectively, in liabilities settled. Abandonment expense represents amounts paid for plugging and abandonment costs that exceed the asset’s ARO liability.  For the three and nine months ended September 30, 2017 and 2016, we recognized $0 in abandonment expense.

(12) Treasury Stock

At September 30, 2017 and December 31, 2016, we had 0 and 150,000 shares of treasury stock, respectively.  In May 2017, we issued 150,000 shares of treasury stock to Jonathan Carroll as payment for amounts due under the March Carroll Note. The issuance price of the treasury stock issued to Mr. Carroll was $2.48 per share, which reperesents the preceding 30-day average closing price of the Common Stock, in accordance with the Amended and Restated Guaranty Fee Agreements.  The shares of treasury stock issued to Mr. Carroll are restricted per applicable securities holding periods for affiliates.

(13) Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor.  At September 30, 2017 and December 31, 2016, we had cash balances (including restricted cash) of more than the FDIC insurance limit per depositor in the amount of $1,183,652 and $5,372,689, respectively.

Key Supplier.

We purchased light crude oil and condensate for the Nixon Facility from GEL pursuant to the Crude Supply Agreement.  As discussed elsewhere in this Quarterly Report, we ceased purchases of crude oil and condensate from GEL under the Crude Supply Agreement in November 2016.  (See “Part I, Item 1 Financial Statements – Note (18) Commitments and Contingencies – Legal Matters” in this Quarterly Report for disclosures related to the Crude Supply Agreement, the contract-related dispute with GEL, and the Final Arbitration Award.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances.  Therefore, we believe that our accounts receivable credit risk exposure is limited.

For the three months ended September 30, 2017, we had 4 customers that accounted for approximately 84% of our refined petroleum product sales. LEH, a related party, was 1 of these 4 significant customers and accounted for approximately 32% of our refined petroleum product sales.  At September 30, 2017, these 4 customers represented approximately $1.5 million in accounts receivable.  LEH represented approximately $1.1 million in accounts receivable.

For the three months ended September 30, 2016, we had 4 customers that accounted for approximately 70% of our refined petroleum product sales. LEH was one of these 4 significant customers and accounted for approximately 27% of our refined petroleum product sales.  At September 30, 2016, these 4 customers represented approximately $6.7 million in accounts receivable.  LEH represented approximately $2.9 million in accounts receivable.

For the nine months ended September 30, 2017, we had 3 customers that accounted for approximately 67% of our refined petroleum product sales.  LEH was 1 of these 3 significant customers and accounted for approximately 34% of our refined petroleum product sales.  At September 30, 2017, these 3 customers represented approximately $1.2 million in accounts receivable.  LEH represented approximately $1.1 million in accounts receivable.

For the nine months ended September 30, 2016, we had 4 customers that accounted for approximately 64% of our refined petroleum product sales.  LEH was one of these 4 significant customers and accounted for approximately 19% of our refined petroleum product sales. At September 30, 2016, these 4 customers represented approximately $5.5 in accounts receivable.  LEH represented approximately $2.9 million in accounts receivable.

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

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we began exporting some of our low-sulfur diesel to Mexico during the second quarter of 2016.  Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016

LPG mix	$-	0.0%	$237,009	0.4%	$120,542	0.1%	$621,313	0.5%
Naphtha	14,266,056	21.6%	11,870,484	22.0%	41,282,969	24.9%	28,183,809	22.3%
Jet fuel	20,802,789	31.5%	15,104,900	28.0%	56,360,757	32.8%	41,150,686	32.5%
HOBM	17,011,443	25.7%	14,206,759	26.4%	38,580,236	19.9%	25,259,753	20.0%
Reduced Crude	-	0.0%	-	0.0%	-	0.0%	3,791,919	3.0%
AGO	14,052,671	21.2%	12,532,141	23.2%	38,323,113	22.3%	27,539,236	21.7%

	$66,132,959	100.0%	$53,951,293	100.0%	$174,667,617	100.0%	$126,546,716	100.0%

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

(14) Leases

Our company headquarters are in downtown Houston, Texas.  We lease 13,878 square feet of office space, 7,389 square feet of which is used and paid for by LEH. The office lease had a 10-year term expiring in September 2017, but we extended the lease through December 2017.  We are currently exploring our leasing options. Rent expense is recognized on a straight-line basis.  For the three months ended September 30, 2017 and 2016, rent expense totaled $31,681 and $33,251, respectively.  For the nine months ended September 30, 2017 and 2016, rent expense totaled $107,853 and $92,966, respectively.

(15) Income Taxes

Income Tax Benefit.  For the three months ended September 30, 2017 and 2016, we recognized an income tax benefit of $0 and $1,034,798 respectively. For the nine months ended September 30, 2017 and 2016, we recognized an income tax benefit of $0 and $3,735,040, respectively.

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

NOL Carryforwards.  Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). For income tax purposes, we experienced ownership changes in 2005, relating to a series of private placements, and in 2012, because of a reverse acquisition, that limit the use of pre-change NOL carryforwards to offset future taxable income.  In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards that were generated prior to the ownership change to an annual use limitation of $638,196 per year.  Unused portions of the annual use limitation amount may be used in subsequent years.  As a result of the annual use limitation, approximately $6.7 million in NOL carryforwards that were generated prior to the 2012 ownership change will expire unused.  NOL carryforwards that were generated after the 2012 ownership change are not subject to an annual use limitation under IRC Section 382 and may be used for a period of 20 years in addition to available amounts of NOL carryforwards generated prior to the ownership change.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total

Balance at December 31, 2015	$9,614,449	$9,616,941	$19,231,390

Net operating losses	-	13,945,128	13,945,128

Balance at December 31, 2016	$9,614,449	$23,562,069	$33,176,518

Net operating losses	-	6,469,611	6,469,611

Balance at September 30, 2017	$9,614,449	$30,031,680	$39,646,129

Deferred Tax Assets and Liabilities.  At September 30, 2017 and December 31, 2016, we had $0 of net deferred tax assets available for future use.  Significant components of deferred tax assets and liabilities as of the dates indicated were as follow:

	September 30,	December 31,
	2017	2016

Deferred tax assets:
Net operating loss and capital loss carryforwards	$15,750,006	$13,550,338
Accrued arbitration award payable	6,674,017	-
Start-up costs (Nixon Facility)	1,270,361	1,373,363
Asset retirement obligations liability/deferred revenue	780,249	717,751
AMT credit and other	224,647	266,522
Total deferred tax assets	24,699,280	15,907,974

Deferred tax liabilities:
Basis differences in property and equipment	(6,762,850)	(5,895,943)
Total deferred tax liabilities	(6,762,850)	(5,895,943)

	17,936,430	10,012,031

Valuation allowance	(17,936,430)	(10,012,031)

Deferred tax assets, net	$-	$-

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At September 30, 2017 and December 31, 2016, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of September 30, 2017 and December 31, 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
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

As part of this guidance, we record income tax related interest and penalties, if applicable, as a component of the provision for income tax benefit (expense). However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016. Our federal income tax returns are subject to examination by the Internal Revenue Service for tax years ending December 31, 2013, or after and by the state of Texas for tax years ending December 31, 2012, or after.  We believe there are no uncertain tax positions for both federal and state income taxes.

(16) Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$3,945,519	$(1,938,551)	$(23,297,713)	$(7,250,371)

Basic and diluted income per share	$0.36	$(0.19)	$(2.19)	$(0.69)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,818,371	10,464,715	10,644,654	10,460,849

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the three and nine months ended September 30, 2017 and 2016 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

(17) Inventory Risk Management

During 2017, we began selling all our jet fuel immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk/exposure.  Previously, Genesis/GEL used commodity futures contracts to mitigate the volatile change in value for our crude oil and refined petroleum products inventory.

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

At September 30, 2017, we had no futures contracts of refined petroleum products and crude oil and condensate that were entered as economic hedges.  We also had no derivative instruments that were reported in our consolidated balance sheets at September 30, 2017 and December 31, 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

The following table provides the effect of derivative instruments in our consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

		Gain (Loss) Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	Statements of Operations Location	2017	2016	2017	2016

Commodity contracts	Cost of refined products sold	$-	$770,838	$-	$(2,588,734)

(18) Commitments and Contingencies

Legal Matters.

GEL Contract-Related Dispute and Final Arbitration Award. See “Note (1) Organization – Going Concern – Final Arbitration Award” of this Quarterly Report for disclosures related to the GEL contract-related dispute and Final Arbitration Award. In addition, see "Part II, Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as filed with the Securities and Exchange Commission (the “SEC”) for additional information regarding the contract related dispute and Final Arbitration Award.

Veritex Secured Loan Agreement Event of Default. See “Note (1) Organization – Going Concern – Veritex Secured Loan Agreement Event of Default” and “Note (10) Long-Term Debt, Net” for disclosures related to defaults under secured loan agreements.

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

Financing Agreements. See “Note (10) Long-Term Debt, Net” for additional disclosures related to financing agreements.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Notes to Consolidated Financial Statements (Continued)

In October 2016, we received a letter from the BOEM summarizing the amount required as additional security on our existing pipeline rights-of-way.  The letter, which is a courtesy and does not constitute a formal order by the BOEM, requested that we provide additional supplemental pipeline bonds or acceptable financial reassurance of approximately $4.6 million.  At September 30, 2017 and December 31, 2016, we maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM.  Of the five (5) pipeline rights-of-ways reflected in the BOEM’s October 2016 letter:

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

(19) Subsequent Events

Amended GEL Letter Agreement.  As previously disclosed, on November 1, 2017, LE and GEL extended the date through which GEL has the right to terminate the GEL Letter Agreement to November 28, 2017.  For additional information regarding the Final Arbitration Award, the GEL Letter Agreement, the Amended GEL Letter Agreement, and their potential effects on our business, financial condition and results of operations, see “Note (1) Organization – Going Concern” and “Note (10) Long-Term Debt, Net.”

Debt Assumption Agreement. On September 18, 2017, LEH paid, on LE’s behalf, certain obligations totaling $3,648,742 to GEL in connection with the GEL Arbitration and the GEL Letter Agreement. In exchange for such payments, LE agreed to assume $3,677,953 of LEH’s existing indebtedness pursuant to the Debt Assumption Agreement, entered into on November 14, 2017 and made effective September 18, 2017, by and among LE, LEH and John H. Kissick.

Sixth Amendment to Notre Dame Debt. Pursuant to a Sixth Amendment to the Notre Dame Debt, entered into on November 14, 2017 and made effective September 18, 2017, the Notre Dame Debt was amended by the Additional Principal. The Additional Principal was used to make payments to GEL in the amount of $3,648,742 in connection with the GEL Letter Agreement to reduce the balance of the Final Arbitration Award.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (the Quarterly Report”), references to “Blue Dolphin,” “we,” “us” and “our” are to Blue Dolphin Energy Company and its subsidiaries, unless otherwise indicated or the context otherwise requires. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the risk factors, financial statements, and related notes included thereto in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and June 30, 2017, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”).

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

Risks Related to Our Business and Industry

●
Failure to reach a settlement agreement with GEL (See “GEL Contract-Related Dispute and Final Arbitration Award” below).

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

●
Insurance coverage that may be inadequate or expensive.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

●
Related party transactions with LEH and its affiliates (including Jonathan Carroll and Ingleside), which may cause conflicts of interest.

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

●
Refinery downtime, which could result in lost margin opportunity, increased maintenance costs, increased inventory, and a reduction in cash available for payment of our obligations and to which we are particularly vulnerable because all our refining operations are conducted at a single facility.

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

●
Changes in the supply/demand balance in the Eagle Ford Shale that could result in lower margins on refined petroleum products.

●
Regulation of greenhouse gas emissions, which could increase our operational costs and reduce demand for our products.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
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

GEL Contract-Related Dispute and Final Arbitration Award

As previously disclosed, LE was involved in the GEL Arbitration with GEL, an affiliate of Genesis, related to a contractual dispute involving the Crude Supply Agreement and the Joint Marketing Agreement, each between LE and GEL and dated August 12, 2011.  On August 11, 2017, the arbitrator delivered the Final Arbitration Award.  The Final Arbitration Award denied all LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims.  Among other matters, the Final Arbitration Award awarded damages, legal and administrative fees and court costs to GEL in the aggregate amount of approximately $31.3 million.

A hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the hearing would be continued for the Continuance Period to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into the GEL Letter Agreement, confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement.

GEL could have terminated the GEL Letter Agreement on the 45th day of the Continuance Period, or November 1, 2017, if GEL determined, in its sole discretion, that settlement discussions between the parties were not advancing to an acceptable resolution.  As previously disclosed, on November 1, 2017, LE and GEL amended the GEL Letter Agreement to extend the date through which GEL has the right to terminate the GEL Letter Agreement to November 28, 2017.  The Amended GEL Letter Agreement prohibits Blue Dolphin and its affiliates from making any pre-payments on indebtedness, other than in the ordinary course of business as described in the GEL Letter Agreement, and from making any payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements between November 1, 2017 and the end of the Continuance Period.  If we are unable to reach an acceptable settlement with Genesis and GEL and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition and results of operations will be materially affected, and we likely would be required to seek protection under bankruptcy laws.

Veritex Community Bank, as successor in interest to Sovereign Bank by merger, delivered to obligors notices of default under secured loan agreements with Veritex, stating the that the Final Arbitration Award constitutes an event of default under the secured loan agreements.  The occurrence of an event of default permits Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors' obligations under these loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights and remedies under the secured loan agreements considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval. However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws.  The debt associated with loans under secured loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet at September 30, 2017 due to existing or potential events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM's ability to meet financial covenants in the secured loan agreements in the future.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition to the matters described in the previous paragraphs, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate and our relationships with our customers.

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

●
Availability of competing fuels (e.g., renewables); and

●
Seasonal fluctuations.

For the Current Three Months, the average per bbl price differential between crude oil and condensate and refined petroleum products was $6.46 compared to $2.01 for the three months ended September 30, 2016 (the “Prior Three Months”), reflecting an increase of $4.45.  Our gross profit increased from $2,998,832 in the Prior Three Months to $8,113,265 in the Current Three Months, reflecting an increase of $5,114,433.  The increase between the periods was primarily because of improved margins on refined petroleum products.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the nine months ended September 30, 2017 (the “Current Nine Months”), the average per bbl price differential between crude oil and condensate and refined petroleum products was $3.02 compared to $0.42 for the nine months ended September 30, 2016 (the “Prior Nine Months”), reflecting an increase of $2.60.  Our gross profit increased from $2,926,793 in the Prior Nine Months to $11,655,896 in the Current Nine Months, reflecting an increase of $8,729,103.  The increase between the periods was primarily because of improved margins on refined petroleum products.

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

Key Relationships

Relationship with LEH

We are currently party to a variety of agreements with LEH, including an Amended and Restated Operating Agreement, a Jet Fuel Sales Agreement, a Loan and Security Agreement, an Amended and Restated Promissory Note, and a Debt Assumption Agreement.  In addition, we currently rely on advances from LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements. There can be no assurances that LEH and its affiliates will continue to fund our working capital requirements.  (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” for disclosures related to agreements that we have in place with LEH.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Effective January 1, 2017, we began reporting a single business segment – Refinery Operations.  Business activities related to our Refinery Operations business segment are conducted at the Nixon Facility.  Due to their small size, amounts associated with Pipeline Transportation operations for the Current Three Months and Current Nine Months were reclassified to Corporate and Other. Pipeline Transportation operations diminished significantly as services to third-parties ceased and third-party wells along our pipeline corridor were permanently abandoned.

In this Results of Operations section, we review:

●
Definitions of key financial performance measures used by management;

●
Consolidated results (reflect financial results for our Refinery Operations business segment and Corporate and Other);

●
Non-GAAP financial measures; and

●
Refinery Operations business segment results.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GLOSSARY OF SELECTED FINANCIAL AND PERFORMANCE MEASURES

Management uses GAAP and certain non-GAAP performance measures to assess our results of operations. Certain performance measures used by management to assess our operating results and the effectiveness of our business segment are considered non-GAAP performance measures. These performance measures may differ from similar calculations used by other companies within the petroleum industry, thereby limiting their usefulness as a comparative measure.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Current Three Months Compared to Prior Three Months.

Total Revenue from Operations. For the Current Three Months, we had total revenue from operations of $66,899,092 compared to total revenue from operations of $54,688,306 for the Prior Three Months.  The approximate 22% increase in total revenue from operations between the periods was primarily the result of higher commodity prices for refined petroleum products in the Current Three Months compared to the Prior Three Months.

Cost of Refined Products Sold. Cost of refined products sold was $58,785,827 for the Current Three Months compared to $51,689,474 for the Prior Three Months.  The approximate 14% increase in cost of refined products sold was primarily the result of higher crude oil prices in the Current Three Months compared to the Prior Three Months.

Gross Profit. For the Current Three Months, gross profit totaled $8,113,265 compared to gross profit of $2,998,832 for the Prior Three Months.  The $5,114,433 increase between the periods related to higher commodity prices for refined petroleum products in the Current Three Months compared to the Prior Three Months.

Refinery Operating Expenses.  We recorded refinery operating expenses of $1,758,005 in the Current Three Months compared to $3,153,646 in the Prior Three Months, a decrease of 44%.  Refinery operating expenses per bbl of throughput were $1.53 in the Current Three Months compared to $2.77 in the Prior Three Months.  The $1.24 decrease in refinery operating expenses per bbl of throughput between the periods was the result of: (i) significantly lower refinery operating expenses under the Amended and Restated Operating Agreement, which was restructured following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL and (ii) a decrease in off-site tank leasing expense under an Amended and Restated Tank Lease Agreement. (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” for additional disclosures related to components of refinery operating expenses, the Amended and Restated Operating Agreement, and the Amended and Restated Tank Lease Agreement.)

JMA Profit Share.  For the Current Three Months, the JMA Profit Share was $0 compared to an expense of $965,627 for the Prior Three Months.  Elimination of the JMA Profit Share between the periods was the result of cessation of marketing activities under the Joint Marketing Agreement.  (See “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Legal Matters” for further discussion related to the Joint Marketing Agreement, JMA Profit Share, Gross Profits and the contract-related dispute with GEL.)

General and Administrative Expenses. We incurred general and administrative expenses of $1,239,813 in the Current Three Months compared to $891,210 in the Prior Three Months.  The 39% increase in general and administrative expenses in the Current Three Months compared to the Prior Three Months primarily related to an increase in legal fees associated with the contract-related dispute with GEL.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $455,437 in the Current Three Months compared to $504,719 in the Prior Three Months.  The approximate 10% decrease in depletion, depreciation and amortization expenses for the Current Three Months compared to the Prior Three Months was primarily due to lower depreciation related to our pipeline assets.

Other Income (Expense).  We recorded $574,678 in other expense in the Current Three Months compared to $327,819 in other expense in the Prior Three Months.  The significant increase in other expense between the periods primarily related to a decrease in easement income and an increase in working capital loan interest.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Tax Benefit.  We recognized an income tax benefit of $0 in the Current Three Months compared to $1,034,798 in the Prior Three Months.  Income tax benefit in the Prior Three Months primarily related to deferred federal income taxes.  We recorded a full valuation allowance against deferred tax assets as of September 30, 2017 and December 31, 2016 (See “Part I, Item 1. Financial Statements – Note (15) Income Taxes” for additional disclosures related to income taxes.)

Net Income (Loss).  For the Current Three Months, we reported income of $3,945,519, or income of $0.36 per share, compared to a net loss of $1,938,551, or loss of $0.19 per share, for the Prior Three Months. The $0.55 per share improvement between the periods was primarily the result of favorable refining margins.

Current Nine Months Compared to Prior Nine Months.

Total Revenue from Operations. For the Current Nine Months, we had total revenue from operations of $176,841,172 compared to total revenue from operations of $128,243,042 for the Prior Nine Months.  The approximate 38% increase in total revenue from operations between the periods was primarily the result of higher commodity prices for refined petroleum products and a 7% increase in sales volume in the Current Nine Months compared to the Prior Nine Months.  Refinery production increased due to improved refinery uptime.  The Nixon Facility experienced significant downtime for the Prior Nine Months due to the contract-related dispute with GEL.

Cost of Refined Products Sold. Cost of refined products sold was $165,185,276 for the Current Nine Months compared to $125,316,249 for the Prior Nine Months.  The approximate 32% increase in cost of refined products sold was the result of higher commodity prices for crude oil and increased sales volume in the Current Nine Months compared to the Prior Nine Months.

Gross Profit. For the Current Nine Months, gross profit totaled $11,655,896 compared to gross profit of $2,926,793 for the Prior Nine Months.  The $8,729,103 increase between the periods related to favorable refining margins and increased sales volume in the Current Nine Months compared to the Prior Nine Months.

Refinery Operating Expenses.  We recorded refinery operating expenses of $6,222,771 in the Current Nine Months compared to $9,468,409 in the Prior Nine Months, a decrease of approximately 34%.  Refinery operating expenses per bbl of throughput were $1.93 in the Current Nine Months compared to $3.12 in the Prior Nine Months.  The $1.19 decrease in refinery operating expenses per bbl of throughput between the periods was the result of: (i) significantly lower refinery operating expenses under the Amended and Restated Operating Agreement, which was restructured following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL and (ii) a decrease in off-site tank leasing expense under an Amended and Restated Tank Lease Agreement. (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” for additional disclosures related to components of refinery operating expenses, the Amended and Restated Operating Agreement, and the Amended and Restated Tank Lease Agreement.)

JMA Profit Share.  For the Current Nine Months, the JMA Profit Share was $0 compared to an expense of $392,062 for the Prior Nine Months.  Elimination of the JMA Profit Share between the periods was the result of cessation of marketing activities under the Joint Marketing Agreement.  (See “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Legal Matters” for further discussion related to the Joint Marketing Agreement, JMA Profit Share, Gross Profits and the contract-related dispute with GEL.)

Arbitration Award and Associated Fees.  For the Current Nine Months, legal settlement and fees totaled $24,338,628 compared to $0 for the Prior Nine Months.  Legal settlement and fees were associated with the Final Arbitration Award.

General and Administrative Expenses. We incurred general and administrative expenses of $2,854,294 in the Current Nine Months compared to $1,503,533 in the Prior Nine Months.  The nearly 90% increase in general and administrative expenses in the Current Nine Months compared to the Prior Nine Months primarily related to an increase in legal fees associated with the contract-related dispute with GEL.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $1,355,780 in the Current Nine Months compared to $1,415,519 in the Prior Nine Months.  The approximate 4% decrease in depletion, depreciation and amortization expenses for the Current Nine Months compared to the Prior Nine Months was primarily due to lower depreciation related to our pipeline assets.

Other Income (Expense).  We recorded $207,149 in other income in the Current Nine Months compared to $889,425 of other expense in the Prior Nine Months.  The improvement in other income between the periods related to a gain on the sale of land to FLNG in the first quarter of 2017, which was offset by interest expense related to working capital loan interest, long-term debt interest expense, and guaranty fee expense.  In February 2017, BDPL sold approximately 15 acres of property located in Brazoria County, Texas to FLIQ Common Facilities, LLC, an affiliate of FLNG.  In conjunction with the sale of real estate, the FLNG Easements were terminated.

Income Tax Benefit.  We recognized an income tax benefit of $0 in the Current Nine Months compared to $3,735,040 in the Prior Nine Months.  Income tax benefit in the Prior Nine Months primarily related to deferred federal income taxes.  We recorded a full valuation allowance against deferred tax assets as of September 30, 2017 and December 31, 2016 (See “Part I, Item 1. Financial Statements – Note (15) Income Taxes” for additional disclosures related to income taxes.)

Net Loss.  For the Current Nine Months, we reported a net loss of $23,307,055, or a loss of $2.19 per share, compared to net loss of $7,250,371, or loss of $0.69 per share, for the Prior Nine Months.  The $1.50 per share increase in net loss between the periods was primarily the result of the Final Arbitration Award in the Current Nine Months compared to the Prior Nine Months.

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

EBITDA Current Three Months Compared to Prior Three Months.

Refinery Operations EBITDA.  Refinery operations EBITDA for the Current Three Months was $5,442,546 compared to a loss of $1,792,422 for the Prior Three Months.  The significant increase in refinery operations EBITDA between the periods was primarily the result of improved margins on refined petroleum products in the Current Three Months.

EBITDA Reconciliation to GAAP – Three Month Periods.

	Three Months Ended September 30,
	2017			2016
	Segment			Segment
	Refinery	Corporate &		Refinery	Corporate &
	Operations	Other	Total	Operations	Other	Total
Revenue from operations	$66,899,092	$-	$66,899,092	$54,668,780	$19,526	$54,688,306
Less: cost of operations(1)	(61,456,546)	(466,912)	(61,923,458)	(55,495,575)	(367,915)	(55,863,490)
Other non-interest income(2)	-	-	-	-	156,396	156,396
Less: JMA Profit Share(3)	-	-	-	(965,627)	-	(965,627)
EBITDA	$5,442,546	$(466,912)	$4,975,634	$(1,792,422)	$(191,993)	$(1,984,415)

Depletion, depreciation and
amortization			(455,437)			(504,719)
Interest expense, net			(574,678)			(484,215)

Income (loss) before income taxes			3,945,519			(2,973,349)

Income tax benefit			-			1,034,798

Net income (loss)			$3,945,519			$(1,938,551)

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
(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, under which marketing activities have ceased.  (See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award” for further discussion of the contract-related dispute with GEL.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EBITDA Current Nine Months Compared to Prior Nine Months.

Refinery Operations EBITDA.  Refinery operations EBITDA for the Current Nine Months was a loss of $20,865,262 compared to a loss of $7,673,422 for the Prior Nine Months.  The significant decrease in refinery operations EBITDA between the periods was primarily the result of the Final Arbitration Award in the Current Nine Months.

EBITDA Reconciliation to GAAP – Nine Month Periods.

	Nine Months Ended September 30,
	2017			2016
	Segment			Segment
	Refinery	Corporate &		Refinery	Corporate &
	Operations	Other	Total	Operations	Other	Total
Revenue from operations	$176,841,172	$-	$176,841,172	$128,171,177	$71,865	$128,243,042
Less: cost of operations(1)	(197,706,434)	(1,293,162)	(198,999,596)	(135,452,537)	(1,078,910)	(136,531,447)
Other non-interest income(2)	-	2,216,251	2,216,251	-	412,061	412,061
Less: JMA Profit Share(3)	-	-	-	(392,062)	-	(392,062)
EBITDA	$(20,865,262)	$923,089	$(19,942,173)	$(7,673,422)	$(594,984)	$(8,268,406)

Depletion, depreciation and
amortization			(1,355,780)			(1,415,519)
Interest expense, net			(1,999,760)			(1,301,486)

Loss before income taxes			(23,297,713)			(10,985,411)

Income tax benefit			-			3,735,040

Net loss			$(23,297,713)			$(7,250,371)

(1)
Operation cost within the Refinery Operations segment includes related general and administrative expenses and the arbitration award and associated fees.  Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs (such as accounting fees, director fees, and legal expense), as well as expenses associated with our pipeline assets and oil and/or gas leasehold interests (such as accretion and impairment expenses).

(2)	Other non-interest income reflects FLNG easement revenue.
(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, under which marketing activities have ceased.  (See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award” for further discussion of the contract-related dispute with GEL.)

Refinery Operations Business Segment Results

During the Current Three Months, the average per bbl price differential between crude oil and condensate and refined petroleum products was $6.46 compared to $2.01 for the Prior Three Months, reflecting an increase of $4.45.  Our gross profit increased from $2,998,832 in the Prior Three Months to $8,113,265 in the Current Three Months, reflecting an increase of $5,114,433.  The increase between the periods was primarily due to favorable refining margins.

During the Current Nine Months, the average per bbl price differential between crude oil and condensate and refined petroleum products was $3.02 compared to $0.42 for the Prior Nine Months, reflecting an increase of $2.60.  Our gross profit increased from $2,926,793 in the Prior Nine Months to $11,655,896 in the Current Nine Months, reflecting an increase of $8,729,103.  The increase between the periods was primarily due to favorable refining margins and increased sales volume.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Throughput and Production Data.

Following are refinery operational metrics for the Nixon Facility:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Calendar Days	92	92	273	274
Refinery downtime	(3)	(1)	(17)	(30)
Operating Days	89	91	256	244

Total refinery throughput (bbls)	1,145,484	1,139,458	3,228,144	3,034,257
Operating days:
bpd	12,871	12,522	12,610	12,435
Capacity utilization rate	85.8%	83.5%	84.1%	82.9%
Calendar days:
bpd	12,451	12,385	11,825	11,074
Capacity utilization rate	83.0%	82.6%	78.8%	73.8%

Total refinery production (bbls)	1,110,734	1,106,415	3,127,391	2,948,821
Operating days:
bpd	12,480	12,158	12,216	12,085
Capacity utilization rate	83.2%	81.1%	81.4%	80.6%
Calendar days:
bpd	12,073	12,026	11,456	10,762
Capacity utilization rate	80.5%	80.2%	76.4%	71.7%

Note:	The difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents refinery fuel use and loss.

In the Current Three Months, the Nixon Facility experienced 3 days of refinery downtime related to repairs and Hurricane Harvey.  In the Prior Three Months, the Nixon Facility experienced 1 day of refinery downtime due to maintenance.  Total refinery throughput bbls and total refinery production bbls were flat between the periods.

In the Current Nine Months, the Nixon Facility experienced 17 days of refinery downtime related to throughput management, repairs, and Hurricane Harvey.  In the Prior Nine Months, the Nixon Facility experienced 30 days of refinery downtime primarily due to the contract-related dispute with GEL.  Despite the significant downtime in the Current Nine Months, total refinery throughput bbls and total refinery production bbls increased approximately 6% compared to the Prior Nine Months because of improved refinery uptime associated with crude oil and condensate delivery.

Refined Petroleum Product Sales Summary.

(See “Part I, Item 1. Financial Statements - Note (13) Concentration of Risk” for a discussion of refined petroleum product sales.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refined Petroleum Products Economic Hedges.

During 2017, we began selling all our jet fuel immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk.  Previously, Genesis/GEL used commodity futures contracts to mitigate the volatile change in value for certain of our refined petroleum products inventory.

We had no open commodity contracts in the Current Three Months and Current Nine Months.  For the Prior Three Months, our refinery operations business segment recognized a gain of $2,299,678 on settled transactions and a loss of $1,528,840 on the change in value of open contracts from June 30, 2016 to September 30, 2016. For the Prior Nine Months, our refinery operations business segment recognized a loss of $1,445,244 on settled transactions and a loss of $1,143,490 on the change in value of open contracts from December 31, 2015 to September 30, 2016.

Liquidity and Capital Resources

Overview.

Historically, we relied on the profit share distribution and operations payments under a Joint Marketing Agreement with GEL, as well as LEH, to fund our liquidity needs.  As disclosed elsewhere in this Quarterly Report, beginning in the second quarter of 2016, LE experienced an adverse change in its relationship with Genesis/GEL involving a contract-related dispute.  This shift in the relationship negatively affected our customer relationships, prevented us from taking advantage of business opportunities, disrupted refinery operations, diverted management’s focus away from running the business, and impacted our ability to obtain financing.  Combined with decreased commodity prices throughout 2016, our resultant financial state raised substantial doubt about our ability to continue as a going concern, which doubt has increased because of the Final Arbitration Award.  (As discussed elsewhere within this “Liquidity and Capital Resources” section, management has determined that there is substantial doubt about our ability to continue as a going concern due to consecutive quarterly net losses, inadequate working capital, the Final Arbitration Award, crude supply issues tied to access to capital, and defaults under secured loan agreements. See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern” for additional discussion related to going concern.)

As discussed elsewhere in this Quarterly Report, on August 11, 2017, the arbitrator delivered the Final Arbitration Award in the GEL Arbitration.  Among other matters, the Final Arbitration Award awarded damages, legal and administrative fees and court costs to GEL in the aggregate amount of approximately $31.3 million.  LE expects that it will be unable to pay the amounts awarded to GEL in full or in any substantial part.  A hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court of the Continuance Period to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into the GEL Letter Agreement, confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement.

GEL could have terminated the GEL Letter Agreement on the 45th day of the Continuance Period, or November 1, 2017, if GEL determined, in its sole discretion, that settlement discussions between the parties were not advancing to an acceptable resolution.  As previously disclosed, on November 1, 2017, LE and GEL amended the GEL Letter Agreement to extend the date through which GEL has the right to terminate the GEL Letter Agreement to November 28, 2017.  The Amended GEL Letter Agreement prohibits Blue Dolphin and its affiliates from making any pre-payments on indebtedness, other than in the ordinary course of business as described in the GEL Letter Agreement, and from making any payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements between November 1, 2017 and the end of the Continuance Period.

Veritex delivered to obligors notices of default under secured loan agreements with Veritex, stating that the Final Arbitration Award constitutes an event of default under the secured loan agreements.  The occurrence of an event of default permits Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors' obligations under these loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights and remedies under the secured loan agreements considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval. However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws.  The debt associated with loans under secured loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet at September 30, 2017 due to existing or potential events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM's ability to meet financial covenants in the secured loan agreements in the future.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We can provide no assurance as to whether negotiations with GEL will result in a settlement or as to the potential terms of any such settlement or whether Veritex would approve any such settlement.  If LE is unable to reach an acceptable settlement with GEL or Veritex does not approve any such settlement and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition and results of operations will be materially adversely affected and we likely would be required to seek protection under bankruptcy laws.

Following the cessation of crude supplies under the Crude Supply Agreement with GEL, we put in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This new supplier currently provides us with adequate amounts of crude oil and condensate, and having crude supply continuity has boosted our customers’ confidence in our performance ability and enabled us to slowly rebuild counter-party relationships.  However, we are currently evaluating the effects of the Final Arbitration Award on our business, financial condition and results of operations.  In addition to the matters described above, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate and our relationships with our customers.

Currently, we rely on revenue from operations, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs. During the Current Nine Months, we continued aggressive actions to improve operations and liquidity. We began selling all our jet fuel immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk/exposure. We also completed construction of several new petroleum storage tanks at the Nixon Facility.  Increasing petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 17,000 bpd, and (iii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties.  Additional ongoing efforts to improve operations and liquidity include restructuring customer contracts on more favorable terms as they come up for renewal.  Management believes that it is taking the appropriate steps to improve our financial stability. However, there can be no assurance that our plan will be successful, LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  Among other factors, the Final Arbitration Award could prevent us from successfully executing our plan.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management believes that it is taking the appropriate steps to improve our financial stability.  However, there can be no assurance that our plan will be successful, LEH and its affiliates (including Jonathan Carroll) will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  If our plan is unsuccessful, it could affect our ability to acquire adequate supplies of crude oil and condensate under the existing contract or otherwise.  Among other factors, the Final Arbitration Award could prevent us from successfully executing our plan and could have a material adverse effect on our ability to procure adequate amounts and crude oil and condensate from our current supplier or otherwise.  Further, because our existing crude supply contract is a month-to-month arrangement, there can be no assurance that crude oil and condensate supplies will continue to be available under this contract in the future.

Cash Flow.

Our cash flow from operations for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cash flow from operations
Adjusted income (loss) from operations	$4,504,921	$(879,483)	$(21,600,038)	$(8,335,348)
Change in assets and current liabilities	(5,673,761)	(5,493,430)	15,464,667	3,657,961

Total cash inflows (outflows) from operations	(1,168,840)	(6,372,913)	(6,135,371)	(4,677,387)

Cash inflows (outflows)
Proceeds from issuance of debt	3,677,953	6,898,931	3,677,953	6,898,931
Payments on debt	(265,063)	(469,541)	(1,120,267)	(1,414,406)
Net activity on related-party debt	(2,288,717)	-	967,977	-
Capital expenditures	(369,518)	(4,182,747)	(1,777,219)	(11,255,725)

Total cash inflows (outflows)	754,655	2,246,643	1,748,444	(5,771,200)

Total change in cash flows	$(414,185)	$(4,126,270)	$(4,386,927)	$(10,448,587)

For the Current Three Months, we experienced negative cash flow from operations of $1,168,840 compared to negative cash flow from operations of $6,372,913 for the Prior Three Months. The $5,204,073 improvement in cash flow from operations between the periods was primarily the result of more favorable refining margins and payment of accounts payable at a slower rate in the Current Three Months compared to the Prior Three Months.

For the Current Nine Months, we experienced negative cash flow from operations of $6,135,371 compared to negative cash flow from operations of $4,677,387 for the Prior Nine Months. The $1,457,984 decline in cash flow from operations between the periods was primarily the result of an increase in accounts receivable.

Working Capital.

During the Current Three Months, net cash used in financing activities totaled $1,124,173 compared to net cash provided by financing activities totaling $6,429,390 in the Prior Three Months.  For the Current Nine Months, net cash provided by financing activities totaled $3,525,663 compared to net cash provided by financing activities totaling $5,484,525.  Working capital provided by financing activities represented advances from LEH and its affiliates (including Jonathan Carroll) under promissory notes.  (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions and Note (10) Long-Term Debt, Net,” as well as “Contractual Obligations – Related Party” within the Liquidity and Capital Resources section for additional disclosures with respect to related party promissory notes.)

We had a working capital deficit of $67,084,694 at September 30, 2017 compared to a working capital deficit of $37,812,263 at December 31, 2016. Excluding long-term debt, we had a working capital deficit of $27,328,649 at September 30, 2017, compared to working capital of $5,599,927 at December 31, 2016. The significant increase in working capital deficit between the periods primarily related to the Final Arbitration Award and a decrease in cash and cash equivalents.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As discussed elsewhere within this “Liquidity and Capital Resources” section, the contract-related dispute with GEL and the Final Arbitration Award has affected our ability to obtain working capital through financing.  Although LE is currently in settlement discussions with GEL, we expect this to continue for the foreseeable future.  We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements.  There can be no assurance that LEH and its affiliates (including Jonathan Carroll) will continue to fund our working capital requirements.

Capital Spending.

Capital improvements primarily relate to construction of new petroleum storage tanks to add to existing petroleum storage capacity. Due to the Final Arbitration Award, capital spending in the Current Three Months was minimal.  During the Current Nine Months, we completed several new tanks for which construction began during 2016. Increasing petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 17,000 bpd, and (iii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties.  When the Nixon Facility expansion project is complete, total crude oil, condensate, and refined petroleum products storage capacity at the plant will exceed 1,000,000 bbls.

Capital expenditures at the Nixon Facility are being funded by Veritex through long-term debt that we secured in 2015.  Available funds under these loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets.  Restricted cash (current portion) represents funds to pay outstanding construction invoices and to fund construction contingencies.  Restricted cash (current portion) totaled $1,500,380 and $3,347,835 at September 30, 2017 and December 31, 2016, respectively.  Restricted cash, non-current represents funds held in our disbursement account with Veritex to complete construction of new petroleum storage tanks. Restricted cash, noncurrent totaled $150,530 and $1,582,305 at September 30, 2017 and December 31, 2016, respectively.

Total capital expenditures for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Capital expenditures financed by:
Cash disbursements	$369,518	$4,182,747	$1,777,219	$11,255,725
Accounts payable(1)	169,283	8,330	1,650,910	2,601,709
	$538,801	$4,191,077	$3,428,129	$13,857,434

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

GEL.  See “Part I, Item 1A. Risk Factors” in our Annual Report, as well as “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final GEL Arbitration Award" in this Quarterly Report for disclosures related to the contract-related dispute with GEL and the Final Arbitration Award.

Supplemental Pipeline Bonds.  See “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Supplemental Pipeline Bonds” for a discussion of supplemental pipeline bonding requirements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Indebtedness.

The principal balances outstanding on our long-term debt, net (including related party) for the periods indicated were as follow:

	June 30,	December 31,
	2017	2016

First Term Loan Due 2034 (in default)	$23,382,570	$23,924,607
Second Term Loan Due 2034 (in default)	9,553,728	9,729,853
LEH Loan Agreement	4,000,000	4,000,000
Notre Dame Debt	4,977,953	1,300,000
March Ingleside Note	1,168,748	722,278
March Carroll Note	282,907	592,412
Capital Leases	8,427	135,879
Term Loan Due 2017	-	184,994
	43,374,333	40,590,023

Less: Current portion of long-term debt, net	(39,756,045)	(32,212,336)

Less: Unamoritized debt issue costs	(2,166,633)	(2,262,997)

	$1,451,655	$6,114,690

Principal payments on long-term debt totaled $265,063 in the Current Three Months compared to $469,541 in the Prior Three Months.  Payments on long-term debt totaled $1,120,267 in the Current Nine Months compared to $1,414,406 in the Prior Nine Months.

As described elsewhere in this Quarterly Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and Second Term Loan Due 2034.  In addition to existing or potential events of default related to the Final Arbitration Award, at September 30, 2017, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements.  LE also failed to replenish a payment reserve account as required.  The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors' obligations under the loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the secured loan agreements considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.  Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws.

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern and Operating Risks, as well as Note (10) Long-Term Debt, Net” for additional disclosures related to long-term debt financial covenant violations and events of default.

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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At September 30, 2017 and December 31, 2016, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of September 30, 2017 and December 31, 2016.

FASB ASC guidance related to income taxes also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

ASU 2016-18, Statement of Cash Flows (Topic 230: Restricted Cash (A Consensus of the FASB Emerging Issues Task Force. In November 2016, FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this accounting pronouncement effective December 31, 2016. Accordingly, our consolidated statement of cash flows for the nine months ended September 30, 2016 was changed to combine restricted cash with cash and cash equivalents.

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

Changes in Internal Control over Financial Reporting

Management concluded that our internal control over financial reporting was effective as of December 31, 2016. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

PART II OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

GEL Contract-Related Dispute and Final Arbitration Award

See "Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award " of this Quarterly Report for disclosures related to the GEL contract-related dispute and Final Arbitration Award. In addition, see Part II, Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as filed with the SEC for additional information regarding the contract related dispute and Final Arbitration Award.

Other Legal Matters

From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings.  Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and June 30, 2017, as well as our Annual Report. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  Except for the below risk factors, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report.

The adverse outcome in the arbitration of the contract-related dispute with GEL could have a material adverse effect on our business, financial condition and results of operations and materially adversely affect the value of an investment in our common stock.

As previously disclosed, LE was involved in the GEL Arbitration with GEL, an affiliate of Genesis, related to a contractual dispute involving the Crude Supply Agreement and the Joint Marketing Agreement.  On August 11, 2017, the arbitrator delivered the Final Arbitration Award.  The Final Arbitration Award denied all LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims.  Among other matters, the Final Arbitration Award awarded damages, legal and administrative fees and court costs to GEL in the aggregate amount of approximately $31.3 million.

A hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the hearing would be continued for the Continuance Period to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into the GEL Letter Agreement, effective September 18, 2017, confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement. Under the GEL Letter Agreement, GEL could have terminated the Letter Agreement on the 45th day of the Continuance Period, or November 1, 2017, if it determined, in its sole discretion, that settlement discussions between the parties were not advancing to an acceptable resolution. On November 1, 2017, LE and GEL entered into the Amended GEL Letter Agreement to extend the date through which GEL has the right to terminate the GEL Letter Agreement to November 28, 2017. The Amended GEL Letter Agreement prohibits Blue Dolphin and its affiliates from making any pre-payments on indebtedness, other than in the ordinary course of business as described in the GEL Letter Agreement, and from making any payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements between November 1, 2017 and the end of the Continuance Period.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

Veritex notified obligors that the Final Arbitration Award constitutes an event of default under secured loan agreements with Veritex.  The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors' obligations under these loan agreements, and/or exercise any other rights and remedies available. Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the secured loan agreements considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval. However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.

We can provide no assurance as to whether negotiations with GEL will result in a settlement, as to potential terms of any such settlement, whether Veritex would approve of any such settlement, or whether Veritex will exercise its rights and remedies under secured loan agreements. If: (i) we are unable to reach an acceptable settlement with GEL or Veritex does not approve any such settlement, (ii) GEL seeks to confirm and enforce the Final Arbitration Award, or (iii) Veritex exercises its rights and remedies under the secured loan agreements, our business, financial condition and results of operations will be materially adversely affected and we likely would be required to seek protection under bankruptcy laws. In addition, our ability to procure adequate amounts of crude oil and condensate and our relationships with our customers could materially and adversely be affected, and the trading prices of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

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

As described elsewhere in this Quarterly Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under secured loan agreements with Veritex.  In addition to existing or potential events of default related to the Final Arbitration Award, at September 30, 2017, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements.  LE also failed to replenish a payment reserve account as required.  The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors' obligations under the loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the secured loan agreements considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.  Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition and results of operations and likely would require us to seek protection under bankruptcy laws.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

There can be no assurance that: (i) our assets or cash flow would be sufficient to fully repay borrowings under outstanding long-term debt, either upon maturity or if accelerated, (ii) LE and LRM would be able to refinance or restructure the payments on the long-term debt, and/or (iii) Veritex will provide future waivers. Defaults under secured loan agreements and any exercise by Veritex of its rights and remedies related to such defaults may have a material adverse effect on the trading prices of our common stock and on the value of an investment in our common stock, and holders of our common stock could lose their investment in our common stock in its entirety, particularly if we are required to seek bankruptcy protection because of the exercise by Veritex of such rights and remedies.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (10) Long-Term Debt, Net” for disclosures related to defaults on our debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Debt Assumption Agreement. On September 18, 2017, LEH paid, on LE’s behalf, certain obligations totaling $3,648,742 to GEL in connection with the GEL Arbitration and the GEL Letter Agreement. In exchange for such payments, LE agreed to assume $3,677,953 of LEH’s existing indebtedness pursuant to the Debt Assumption Agreement, entered into on November 14, 2017 and made effective September 18, 2017, by and among LE, LEH and John H. Kissick.

Sixth Amendment to Notre Dame Debt. Pursuant to a Sixth Amendment to the Notre Dame Debt, entered into on November 14, 2017 and made effective September 18, 2017, the Notre Dame Debt was amended by the Additional Principal. The Additional Principal was used to make payments to GEL in the amount of $3,648,742 in connection with the GEL Letter Agreement to reduce the balance of the Final Arbitration Award.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description
10.1	Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll effective September 18, 2017.
10.2	Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated November 1, 2017.
10.3	Debt Assumption Agreement by and among Lazarus Energy Holdings, LLC, Lazarus Energy, LLC, and John H. Kissick dated effective September 18, 2017.
10.4	Sixth Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of September 18, 2017.
31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

*           All exhibits listed are filed herewith.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY (Registrant)

Date: November 16, 2017	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll
Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Date: November 16, 2017	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd
Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)