Form 10-K
period 2017-12-31
BLUE DOLPHIN ENERGY CO
filed 2018-04-02
CIK 793306

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-15905

BLUE DOLPHIN ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-1268729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Travis Street, Suite 2100, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

713-568-4725
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $3,800,118 based on the number of shares of common stock held by non-affiliates and the last reported sale price of the registrant's common stock on June 30, 2017.

Number of shares of common stock, par value $0.01 per share, outstanding at April 2, 2018: 10,925,513

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

INTRODUCTION

This Annual Report for the fiscal year ended December 31, 2017 (this “Annual Report”) is a document that U.S. public companies file with the Securities and Exchange Commission (“SEC”) every year. Part I of the Annual Report provides a general overview of our business, including relevant risk factors.  Part II of the Annual Report contains financial information and management’s discussion and analysis of our financial condition and results of operations. We hope investors will find it useful to have all this information in a single document.

In this Annual Report, “Blue Dolphin,” “we,” “our,” and “us” are used interchangeably to refer to Blue Dolphin Energy Company individually or to Blue Dolphin Energy Company and its subsidiaries collectively, as appropriate to the context. Information in this Annual Report is current as of the filing date, unless otherwise specified.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report, and from time to time throughout the year, we share our expectations for our future performance. These forward-looking statements include statements about our business plans; our expected financial performance, including the anticipated effect of strategic actions; previously reported material weakness in our internal control over financial reporting; economic, political and market conditions; and other factors that could affect our future results of operations or financial condition, including, without limitation, statements under the sections entitled “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part I, Item 3. Legal Proceedings,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance. Our forward-looking statements represent our estimates and expectations at the time of disclosure. However, circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. Many events beyond our control will determine whether our expectations will be realized. We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether considering new information, future events or otherwise, and investors should not rely on us to do so. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, “Part I, Item 1A. Risk Factors” in this Annual Report explains some of the important factors that may cause actual results to be materially different from those that we anticipate.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

GLOSSARY OF SELECTED ENERGY AND FINANCIAL TERMS

Below are abbreviations and definitions of certain commonly used oil and gas industry terms, as well as key financial performance measures used by management, that are used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (this “Annual Report”).

Regarding financial terms, management uses GAAP and certain non-GAAP performance measures to assess our results of operations. Certain performance measures used by management to assess our operating results and the effectiveness of our business segment are considered non-GAAP performance measures. These performance measures may differ from similar calculations used by other companies within the petroleum industry, thereby limiting their usefulness as a comparative measure.  We refer to certain refinery throughput and production data in the explanation of our period over period changes in results of operations.  For our consolidated results, we refer to our consolidated statements of operations in the explanation of our period over period changes in results of operations.

Energy Terms

Atmospheric gas oil (“AGO”). The heaviest product boiled by a crude oil distillation unit operating at atmospheric pressure. This fraction ordinarily sells as distillate fuel oil, either in pure form or blended with cracked stocks. Blended AGO usually serves as the premium quality component used to lift lesser streams to the standards of saleable furnace oil or diesel engine fuel. Certain ethylene plants, called heavy oil crackers, can take AGO as feedstock.

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
Distillates.  The result of crude distillation and therefore any refined oil product.  Distillate is more commonly used as an abbreviated form of middle distillate.  There are mainly four (4) types of distillates: (i) very light oils or light distillates (such as naphtha), (ii) light oils or middle distillates (such as our jet fuel), (iii) medium oils, and (iv) heavy oils (such as our low-sulfur diesel and heavy oil-based mud blendstock (“HOBM”), reduced crude, and AGO).

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

Kerosene. A middle distillate fraction of crude oil that is produced at higher temperatures than naphtha and lower temperatures than gas oil.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

Propane. A by-product of natural gas processing and petroleum refining. Propane is one of a group of liquified petroleum gases. Others include butane, propylene, butadiene, butylene, isobutylene and mixtures thereof.

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

Financial and Performance Measures

Arbitration award and associated fees. Damages and GEL’s attorneys’ fees and related expenses awarded to GEL Tex Marketing, LLC in arbitration proceedings.

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

Gross Profit. Calculated as total revenue less cost of refined products sold, reflected as a dollar ($) amount.

Gross Margin.  Calculated as total revenue less cost of refined products sold, reflected as a percentage (%).

Gross Margin per Bbl.  Calculated as gross profit divided by the volume, in bbls, of refined petroleum products sold during the period.

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

Net Income (Loss). Represents total revenue from operations less total cost of operations, total other expense, and income tax expense.

Operating Days. Represents the number of days in a period in which the Nixon Facility operated. Operating days is calculated by subtracting downtime in a period from calendar days in the same period.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Other Income (Expense).  Reflects working capital loan interest, guaranty fees earned by Jonathan Carroll, expensed interest related to long-term debt, and non-recurring income items.

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
Revenue from Operations. Primarily consists of refined petroleum product sales, but also includes tank rental revenue. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.  Other operations revenue relates to fees received from pipeline transportation services, which ceased in 2016.

Total Refinery Production. Refers to the volume processed as output through the Nixon Facility. Refinery production includes finished petroleum products, such as jet fuel, and intermediate petroleum products, such as naphtha, HOBM and AGO.

Total Refinery Throughput. Refers to the volume processed as input through the Nixon Facility.  Refinery throughput includes crude oil and condensate and other feedstocks.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

  PART I

ITEM 1.
BUSINESS

Company Overview

Blue Dolphin, a Delaware corporation formed in 1986, is an independent refiner and marketer of petroleum products.  We also conduct petroleum storage and terminaling operations under third-party lease agreements. Our primary operating asset is a 15,000-bpd crude oil and condensate processing facility in Nixon, Texas (the “Nixon Facility”).  Blue Dolphin maintains a website at http://www.blue-dolphin-energy.com.  Information on or accessible through Blue Dolphin’s website is not incorporated by reference in or otherwise made a part of this Annual Report.

Structure and Management

Corporate Structure

Blue Dolphin operates a single business segment – Refinery Operations.  Refinery operations are conducted at the Nixon Facility through the following subsidiaries:

●
Lazarus Energy, LLC, a Delaware limited liability company (“LE”).

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”).

Blue Dolphin owns pipeline assets and has leasehold interests in oil and gas wells.  These assets, which are not operational, are included in Corporate and Other.  Corporate and Other includes the following subsidiaries:

●
Blue Dolphin Pipe Line Company, a Delaware corporation (“BDPL”).

●
Blue Dolphin Petroleum Company, a Delaware corporation (“BDPC”).

●
Blue Dolphin Services Co., a Texas corporation (“BDSC”).

See "Part I, Item 2. Properties” for additional information regarding our operating subsidiaries, facilities, and assets.

Management

Blue Dolphin is controlled by Lazarus Energy Holdings, LLC (“LEH”). LEH operates and manages all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”).  Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together LEH and Jonathan Carroll own 80.2% of our common stock, par value $0.01 per share (the “Common Stock). (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions, Note (10) Long-Term Debt, Net and Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Going Concern

Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern.  These factors include the following:

●
Final GEL Arbitration Award – As previously disclosed, LE was involved in arbitration proceedings (the “GEL Arbitration”) with GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL and dated August 12, 2011.  On August 11, 2017, the arbitrator delivered its final award in the GEL Arbitration (the “Final Arbitration Award”).  The Final Arbitration Award denied all LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims.  Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of approximately $31.3 million.

As previously disclosed, a hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the hearing would be continued for a period of no more than 90 days after September 18, 2017 (the “Continuance Period”), to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into a Letter Agreement with GEL, effective September 18, 2017 (the “GEL Letter Agreement”), confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement.

The GEL Letter Agreement has been amended to extend the Continuance Period through April 30, 2018.  The GEL Letter Agreement, as amended to date, prohibits Blue Dolphin and its affiliates from making any pre-payments on indebtedness, other than in the ordinary course of business as described in the GEL Letter Agreement, and from making any payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements between November 1, 2017 and the end of the Continuance Period.  (Jonathan Carroll has received no cash payments since August 2016 and no common stock payments since May 2017 under the Amended and Restated Guaranty Fee Agreements.)  If the parties are unable to reach an acceptable settlement with Genesis and GEL, and GEL seeks to confirm and enforce the Final Arbitration Award against LE, our business, financial condition, and results of operations will be materially affected, and LE would likely be required to seek protection under bankruptcy laws.

●
Veritex Secured Loan Agreement Event of Default – Veritex Community Bank (“Veritex”), as successor in interest to Sovereign Bank by merger, delivered to obligors notices of default under secured loan agreements with Veritex, stating that the Final Arbitration Award constitutes an event of default under the secured loan agreements.  The occurrence of an event of default permits Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights and remedies under the secured loan agreements considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval. However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition, and results of operations and would likely require us to seek protection under bankruptcy laws. The debt associated with loans under secured loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2017 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet financial covenants in the secured loan agreements in the future.

We are currently evaluating the effects of the Final Arbitration Award on our business, financial condition, and results of operations.  In addition to the matters described above, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate or our relationships with our customers.  The contract-related dispute has negatively affected our customer relationships, prevented us from taking advantage of business opportunities, disrupted refinery operations, diverted management’s focus away from running the business, and impacted our ability to obtain financing.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

We can provide no assurance as to whether negotiations with GEL will result in a settlement, the potential terms of any such settlement, or whether Veritex would approve any such settlement.  If LE is unable to reach an acceptable settlement with GEL or Veritex does not approve any such settlement and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected and LE would likely be required to seek protection under bankruptcy laws.

Operating Risks

Successful execution of our business plan depends on several key factors, including reaching an acceptable settlement with GEL, having adequate crude oil and condensate supplies, , maintaining the safe and reliable operation of the Nixon Facility, improving margins on refined petroleum products, and meeting contractual obligations. (See “Business Strategies” within this Part I, Item 1. Business for information related to our business plan.)  For the year ended December 31, 2017, execution of our business plan was negatively impacted by several factors, including:

●
Net Losses – For the year ended December 31, 2017, we reported a net loss of $22,328,390, or a loss of $2.09 per share, compared to a net loss of $15,767,448, or a loss of $1.51 per share, for the year ended December 31, 2016.  The $0.58 per share increase in net loss between the periods was the result of the Final Arbitration Award, which was partially offset by improved margins for refined petroleum products and increased sales volume. The amount expensed in the period related to the Final Arbitration Award was $24,338,628, which represented $2.28 per share.  Excluding the Final Arbitration Award, we would have reported net income of $0.19 per share.

●
Working Capital Deficits – We had a working capital deficit of $69,512,829 at December 31, 2017 compared to a working capital deficit of $37,812,263 at December 31, 2016. Excluding long-term debt, we had a working capital deficit of $29,968,427 at December 31, 2017, compared to working capital of $5,599,927 at December 31, 2016. The significant increase in working capital deficit between the periods primarily related to the Final Arbitration Award and a decrease in cash and cash equivalents.

●
Crude Supply Issues – We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by the contract-related dispute with GEL and other factors, as noted above.  The Final Arbitration Award could have a material adverse effect on our ability to procure adequate amounts of crude oil and condensate from our current supplier or otherwise.

●
Financial Covenant Defaults – In addition to existing events of default related to the Final Arbitration Award, at December 31, 2017, LE and LRM were in violation of certain financial covenants in secured loan agreements with Veritex. Covenant defaults under the secured loan agreements would permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2017 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet the financial covenants in the future. There can be no assurance that Veritex will provide a waiver of events of default related to the Final Arbitration Award, consent to any proposed settlement with GEL or provide future waivers of any financial covenant defaults, which may have an adverse impact on our financial position and results of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

During the year ended December 31, 2017, we continued aggressive actions to improve operations and liquidity.  We began selling certain of our refined petroleum products immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk/exposure. We completed construction on several new petroleum storage tanks at the Nixon Facility. Increased petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 30,000 bpd, and (iii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties. We also reduced our working capital requirements in a rising cost environment by decreasing costs, reducing inventory levels, improving our sales cycle, and requiring pre-payments from certain customers.  Management believes that it is taking the appropriate steps to improve operations at the Nixon Facility and our overall financial stability.  However, there can be no assurance that our business plan will be successful, LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  Among other factors, the Final Arbitration Award could prevent us from successfully executing our business plan.

For additional disclosures related to the contract-related dispute with GEL, the Final Arbitration Award, the GEL Letter Agreement (as amended), defaults under secured loan agreements, and risk factors that could materially affect our future business, financial condition and results of operations, refer to the following sections in this Annual Report:

●
Part I, Item 1A. Risk Factors

●
Part I, Item 3. Legal Proceedings

●
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

-
GEL Contract-Related Dispute and Final Arbitration Award

-
Results of Operations

-
Liquidity and Capital Resources

●
Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements:

-
Note (8) Related Party Transactions

-
Note (10) Long-Term Debt, Net

-
Note (19) Commitments and Contingencies – Legal Matters

-
Note (20) Subsequent Events

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

A refinery's product slate depends on the refinery's configuration and the type of crude oil and/or condensate being refined, and can be adjusted based on market demand. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined petroleum products, typically there is a time lag between the comparable increase or decrease in prices for refined petroleum products. The effect of changes in crude oil prices on a refinery’s results of operations depends, in part, on how quickly and how fully refined petroleum products prices adjust to reflect these changes.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Refinery Operations

Nixon Facility

The Nixon Facility is comprised of assets owned by LE and LRM.  LE owns the land, crude oil distillation unit, certain refined petroleum product storage tanks and related piping, and loading and unloading facilities and utilities.  LRM owns the naphtha stabilizer and depropanizer units, as well as certain petroleum product storage tanks and related piping.  Together, LE and LRM own more than 1,000,000 bbls of crude oil, condensate, and refined petroleum product storage capacity at the Nixon Facility. Since 2015, the Nixon Facility has been undergoing a capital improvement expansion project to construct over 800,000 bbls of petroleum storage tankage.  Increased petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 30,000 bpd, and (iii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties.  The Nixon Facility is pledged as collateral under certain of our long-term debt as discussed in “Part II, Item 8. Financial Statements and Supplementary Data – Note (10) Long-Term Debt, Net”.

A regional electric cooperative supplies electrical power to the Nixon Facility. Fuel gas that is produced at the Nixon Facility is primarily used as fuel within the refinery.  In addition, small amounts of propane are occasionally acquired for use in starting-up the Nixon Facility.

Nixon Facility Process Summary

The Nixon Facility is considered a “topping unit” because it is primarily comprised of a crude oil distillation unit, the first stage of the crude oil refining process. The Nixon Facility’s current level of complexity allows crude oil and condensate to be refined into finished and intermediate petroleum products.  The below diagram represents a high-level overview of the current crude oil and condensate refining process at the Nixon Facility.

 Example represents a simplified plant configuration.  The specific configuration will vary based on various market and operational factors.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

Crude Oil and Condensate Supply

Operation of the Nixon Facility depends on our ability to purchase adequate amounts of crude oil and condensate on favorable terms.  We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.

Management believes that it is taking the appropriate steps to improve operations at the Nixon Facility and our overall financial stability.  If our business plan is unsuccessful, it could affect our ability to acquire adequate supplies of crude oil and condensate under the existing contract or otherwise.  Among other factors, the Final Arbitration Award could prevent us from successfully executing our business plan and could have a material adverse effect on our ability to procure adequate amounts of crude oil and condensate from our current supplier or otherwise.  Further, because our existing crude supply contract is a month-to-month arrangement, there can be no assurance that crude oil and condensate supplies will continue to be available under this contract in the future.

Products and Markets

Products

The Nixon Facility’s product slate can be moderately adjusted based on market demand. We currently produce a single finished product – jet fuel. We produce several intermediate products, including naphtha, HOBM, and AGO.

Markets

The Nixon Facility is in the Gulf Coast region of the U.S., which is represented by the Energy Information Administration as Petroleum Administration for Defense District 3 (“PADD 3”).  Our products are primarily sold in the U.S. within PADD 3.  However, with the opening of the Mexican refined products market to private companies, we occasionally sell refined products to customers that export to Mexico. LEH, which is HUBZone certified, purchases our jet fuel and resells the jet fuel to a government agency.  Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.  (See “Part I, Item 1. Business – Management” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions, Note (10) Long-Term Debt, Net, and Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

Customers

Customers for our refined petroleum products include distributors, wholesalers and refineries primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). We have bulk term contracts, including month-to-month, six months, and up to one-year terms, in place with most of our customers. Certain of our contracts require us to sell fixed quantities and/or minimum quantities of finished and intermediate petroleum products and many of these arrangements are subject to periodic renegotiation, which could result in higher or lower relative prices for our refined petroleum products. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (14) Concentration of Risk” of this Annual Report for disclosures related to significant customers.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

Business Strategy

Our overall business strategy is to improve operations, increase refinery throughput, improve refining margins, and continue the safe and reliable operation of the Nixon Facility.  Successful execution of our business strategy depends on several key factors, including reaching an acceptable settlement with GEL, having adequate crude oil and condensate supplies and continuing to meet contractual obligations.

Nixon Facility Capital and Efficiency Improvements

In 2015, LE and LRM secured $35.0 million in the aggregate in 19-year financing to expand the Nixon Facility. Since 2015, the Nixon Facility has been undergoing a capital improvement expansion project to construct over 800,000 bbls of petroleum storage tankage. At December 31, 2017, the refinery had more than 1,000,000 bbls of crude oil, condensate, and refined petroleum product storage capacity in 27 tanks. Overall improvements at the Nixon Facility will position us for long-term growth by: (i) having crude and product storage to support refinery throughput and future expansion of up to 30,000 bpd; (ii) increasing the processing capacity and complexity of the Nixon Facility for expanded refined product opportunities; and (iii) generating additional revenue from leasing product and crude storage to third parties.  Capital expenditures at the Nixon Facility are being funded primarily through borrowings under credit bank facilities that were secured in 2015.

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (10) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

Improved Financial Stability

As noted elsewhere in this Annual Report, we began selling certain of our refined petroleum products immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk/exposure.  We also reduced our working capital requirements in a rising cost environment by decreasing costs, reducing inventory levels, improving our sales cycle, and receiving pre-payments from certain customers.  Management believes that these efforts, combined with favorable margins, will improve operations and liquidity.  (See “Part I, Item 1. Business – Going Concern” for certain factors that raise substantial doubt about our ability to continue as a going concern.)

Pipeline Transportation

Our pipeline transportation operations involve the gathering and transportation of oil and natural gas for producers/shippers operating offshore near our pipelines, as well as leasehold interests in oil and natural gas properties, in the Gulf of Mexico. We derived no revenue from our Pipeline Transportation operations for the year ended December 31, 2017.  Our pipeline transportation operations represented less than 1% of total revenue for the year ended December 31, 2016.

We fully impaired our pipeline assets at December 31, 2016. All pipeline transportation services to third-parties have ceased, existing third-party wells along our pipeline corridor are being permanently abandoned, and no new third-party wells are being drilled near our pipelines. However, management believes our pipeline assets have future value based on large-scale, third-party production facility expansion projects near the pipelines. Our oil and gas properties had no production during the years ended December 31, 2017 and 2016. All leases associated with our oil and gas properties have expired, and our oil and gas properties were fully impaired in 2011.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Acquisition, Disposition and Restructuring Activities

We regularly engage in discussions with third-parties regarding the possible purchase of assets and operations that are strategic and complementary to our existing operations. However, we do not anticipate any material acquisition activity in the foreseeable future.

In 2013, the Board established a Master Limited Partnership (“MLP”) Conversion Special Committee to oversee a potential conversion of Blue Dolphin from a Delaware “C” corporation to a Delaware MLP. Due to a shift in market conditions over the past three years, the MLP Conversion Special Committee was dissolved in March 2018.

Insurance and Risk Management

Our operations are subject to significant hazards and risks inherent in crude oil and condensate refining operations, as well as in the transportation and storage of crude oil and condensate and finished and intermediate petroleum products. We have property damage and business interruption coverage at the Nixon Facility. Business interruption coverage is for 24 months from the date of the loss, subject to a deductible with a 45-day waiting period. Our property damage insurance has deductibles ranging from $5,000 to $500,000. In addition, we have a full suite of insurance policies covering workers’ compensation, general liability, directors’ and officers’ liability, environmental liability, and other business risks. These are supported by safety and other risk management programs. See also, “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in this Annual Report.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Refineries, which are major stationary sources of hazardous air pollutants, have historically been high-visibility targets for enforcement by the EPA under the CAA.  Petroleum refineries are subject to the EPA’s National Standards for Hazardous Air Pollutants. These standards require petroleum refineries to meet emission standards reflecting the application of the maximum achievable control technology. The affected sources at petroleum refineries are defined to include all process vents, storage vessels, marine tank vessel loading operations, gasoline rack operations, equipment leaks, and wastewater treatment systems located at the refinery.  To meet emission standards, we are required to obtain permits, as well as test, monitor, report, and implement control requirements.

Under the EPA’s Mobile Source Air Toxics regulations most refineries are required to produce transportation fuels for highway use at or below 15 ppm sulfur for “on-road” and “off-road” diesel and 30 ppm sulfur for gasoline. The Nixon Facility does not produce gasoline, and the facility ceased production of nonroad, locomotive, and marine, a transportation-related diesel fuel product in 2014 – when the new regulations took effect.  Since 2014, the Nixon Facility has produced HOBM, a non-transportation lubricant blend product.  “Topping units,” like the Nixon Facility, typically lack a desulfurization process unit to lower sulfur content levels within the range required by the EPA’s sulfur control standards, and integration of such a desulfurization unit generally requires additional permitting and significant capital upgrades. We can produce and sell diesel with sulfur content levels above the EPA’s sulfur control standards: (i) in the U.S. as a feedstock to other refineries and blenders and (ii) to other countries as a finished petroleum product.

The EPA issued three (3) final rules to cut emissions of methane from the oil and gas industry.  These final rules curb emissions of methane, VOC’s, and air toxics from new, reconstructed and modified oil and gas sources, while providing greater certainty about CAA permitting requirements for the industry.  The EPA also issued an Information Collection Request (“ICR”) to operators in the oil and natural gas industry to obtain extensive information for developing regulations to reduce methane emissions from existing oil and gas sources. In March 2017, the EPA withdrew the ICR request, effectively immediately.  As a result, responses to the ICR were no longer required.

Greenhouse Gas Emissions. Emission of Greenhouse Gases (“GHGs”) is regulated by the EPA under the CAA. By allowing the regulation of GHGs under the CAA, the EPA’s findings also indirectly impacted many other carbon-intensive industries, which would potentially become subject to federal New Source Review Prevention of Significant Deterioration and Title V permitting requirements under the CAA (the “CAA Permitting Requirements”).

The EPA established GHG emissions thresholds to define when permits under the CAA Permitting Requirements are required for new and existing industrial facilities (the “Tailoring Rule”). Emissions from small farms, restaurants, and all but the very largest commercial facilities are not covered by the Tailoring Rule. The Tailoring Rule established a schedule that: (i) initially focused on the largest stationary sources with the most CAA permitting experience, (ii) then expanded to cover the largest stationary sources of GHG that may not have been previously covered by the CAA for other pollutants, and (iii) finally described the EPA’s plan for any additional steps in this process. Without this tailoring rule, the lower emissions thresholds would have taken effect automatically for GHGs in 2011, leading to dramatic increases in the number of required permits. The EPA implemented the Tailoring Rule in phases.

In 2016, the EPA updated New Source Performance Standards by setting emission limits for methane, covering additional sources, such as hydraulically fractured oil wells, and requiring owners/operators to find and repair leaks.  The EPA also updated the Source Determination rules to clarify when multiple pieces of equipment and activities must be deemed a single source when determining whether major source permitting programs apply.

Although we are not currently subject to reporting requirements under GHG-related regulations, the future adoption of any regulations that require reporting of GHGs or otherwise limit emissions of GHGs from the Nixon Facility could require us to incur significant costs and expenses or changes in operations, which could adversely affect our operations and financial condition.

Renewable Fuels

Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA issued Renewable Fuels Standards (“RFS”) that require the blending of biofuels into transportation fuel. Since the compliance mechanism for RFS - Renewable Identification Numbers – would have created a burden on the Nixon Facility related to its nonroad, locomotive, and marine production through 2014, LE applied for an extension of the temporary exemption afforded small refineries through December 31, 2010 under the CAA Section 211(o)(9)(B).  The EPA granted the Nixon Facility a small refinery exemption from RFS requirements for 2013 and 2014.  In 2014, the Nixon Facility began producing HOBM, a non-transportation lubricant blend product that does not fall under RFS.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

The Nixon Facility has been used for refining activities for many years. Although prior owners and operators may have used operating and waste disposal practices that were standard in the industry at the time, petroleum hydrocarbons and various wastes may have been released on or under the Nixon Facility site. A 2008 third-party environmental study determined that petroleum hydrocarbon and VOC concentrations were below Tier 1 protective concentration levels (“PCLs”).  However, RCRA-8 metals were found to be above Tier 1 PCLs.  An additional third-party study determined that metal concentrations from the soil would not leach beyond groundwater concentrations exceeding their respective PCLs.  As a result, groundwater resources were not threatened, and no further reporting was required.

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

Spill Prevention and Control

The Clean Water Act (the “CWA”) and analogous state laws impose restrictions and stringent controls on the discharge of pollutants, including oil, into federal and state waters. These laws affect our crude oil and condensate processing operations and petroleum storage and terminaling operations, as well as our pipeline, facilities, and exploration and production assets. The CWA prohibits the discharge of pollutants into U.S. waters except as authorized by the terms of a permit issued by the EPA or a state agency with delegated authority. Spill prevention, control, and countermeasure requirements mandate the use of structures, such as berms and other secondary containment, to prevent hydrocarbons or other pollutants from reaching a jurisdictional body of water in the event of a spill or leak. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of the CWA or analogous state laws and regulations.

The EPA covers inland oil spills. In 2015, the EPA published a final rule expanding the definition of “Waters of the United States” under the CWA.  Waters that are specifically excluded from the EPA’s jurisdiction include, among others, depressions incidental to mining or construction that may become filled with water, puddles, groundwater, and stormwater control features constructed to convey, treat, or store stormwater on dry land. See “Offshore Safety and Environmental Oversight” within this governmental regulation section for information on oil spills that occur in coastal waters.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Offshore Safety and Environmental Oversight

In addition to the CAA, our pipeline, exploration and production assets are also subject to the requirements of the Outer Continental Shelf Lands Act (the “OCSLA”). The OCSLA is administered by the Bureau of Ocean Energy Management (the “BOEM”) and the Bureau of Safety and Environmental Enforcement (the “BSEE”) and the Office of Natural Resources Revenue. The BSEE has partnered with the U.S. Coast Guard for oil spill response. The BOEM and the BSEE have been more aggressive in proposing and implementing several reforms to offshore oil and gas regulations.

Spill Liability.  The Oil Pollution Act of 1990 (the “OPA”) and the CWA, combined with the OCSLA, impose liability on owners or operators of vessels and facilities that discharge oil into the navigable waters of the U.S., adjoining shorelines, waters of the contiguous zone, or when the discharge may affect natural resources of the U.S. With limited exceptions, responsible parties are liable for all removal costs and damages arising from oil spills.  Damages may include: injury or economic losses resulting from destruction of real or personal property, damages or loss of use of natural resources used for subsistence, lost tax revenue, royalties, rents, or net profit shares suffered by federal, state, or local governments due to injury to real or personal property, lost profits or impaired earning power because of injury to real or personal property or natural resources, and the net costs of providing increased or additional public services during or after removal activities.

The BOEM has increased the offshore limit of liability for damages under the OPA from $75 million to $133.65 million, plus all clean-up costs, to reflect the significant increase in the Consumer Price Index.  The onshore facilities limit of liability for damages under the OPA is $350 million plus all clean-up costs.  A party cannot take advantage of the liability limits if the spill is caused by gross negligence or willful misconduct or resulted from a violation of federal safety, construction or operating regulations. If a party fails to report a spill or cooperate in the clean-up, liability limits do not apply.  The OPA requires responsible parties to provide proof of financial responsibility for potential spills. The amount required for certain types of offshore facilities located seaward of the seaward boundary of a state, including properties used for oil transportation, is $35 million. BDPL currently maintains the statutory $35 million coverage.

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

Under a newer financial assurance program model, the BOEM no longer: (i) grants waivers from additional security obligations and (ii) considers the combined strength and reliability of co-lessees when determining a lessee’s additional security requirements.  Also, provided guidance and clarification regarding submission of certified decommissioning cost expenditure summaries following permanent plugging of any well, removal of any platform or other facility, and clearance of any site.

The BOEM requested that BDPL provide additional supplemental bonds or acceptable financial assurance of approximately $4.6 million related to five (5) existing pipeline rights-of-way. At December 31, 2017 and 2016, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM.  Of the five (5) existing pipeline rights-of-ways related to BOEM’s request, the pipeline associated with one (1) right-of-way was decommissioned in 1997. The BSEE approved BDPL permit requests to decommission in place the pipelines for three (3) of these rights-of-way.  As a result, management is seeking a reduction in the amount of BOEM’s request for additional financial assurance.  There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way.  If BDPL is required by the BOEM to provide significant additional supplemental bonds or acceptable financial assurance, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Offshore Safety.  Under the Workplace Safety Rule, BSEE requires operators to employ a comprehensive safety and environmental management system (“SEMS”).  SEMS and a subsequent revision to SEMS (“SEMS II”) reduce human and organizational errors as root causes of work-related accidents and offshore spills, develop protocols as to who at the facility has the ultimate operational safety and decision-making authority, and establish procedures to provide all personnel with “stop work” authority. SEMS II must be periodically audited by an independent third-party auditor approved by the BSEE.  BDPL has a SEMS II plan in place.

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

Our refinery operations are also subject to OSHA process safety management regulations and the National Emphasis Program for Petroleum Refineries (the “RNEP”).  RNEP requires refineries to be inspected for compliance with process safety management regulations. Inspections may last from two to six months, including one to three months onsite. Inspectors primarily focus on process safety management implementation and recordkeeping. The Nixon Facility was inspected by OSHA in 2013 and again in June 2016.  Following the 2013 inspection, LE was assessed a civil penalty of $38,500. Following the 2016 inspection, LE was assessed a civil penalty of $6,006.  Citations issued by OSHA primarily related to failure to comply with documentation and notice posting requirements.

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

Personnel

We rely on the services of LEH pursuant to the Amended and Restated Operating Agreement to manage our property and the property of our subsidiaries, including the Nixon Facility, in the ordinary course of business.  LEH provides us with the following personnel services under the Amended and Restated Operating Agreement:

●
Personnel serving in the capacities of corporate executive officers, including Chief Executive Officer and Chief Financial Officer, as well as general manager, operations, maintenance, environmental, and health and safety personnel; and

●
Personnel providing administrative and professional services, including accounting, human resources, insurance, and regulatory compliance.

All personnel work for and are paid by LEH.  Blue Dolphin is billed by LEH at cost plus a 5% markup.  See “Part II, Item 8. Financial Statements and Supplementary Data - Note (8), Related Party Transactions” of this Annual Report for additional disclosures related to LEH.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

Risks Related to Our Business and Industry

The adverse outcome in the arbitration of the contract-related dispute with GEL had a material adverse effect on our business, financial condition, and results of operations and could materially adversely affect the value of an investment in our common stock.

As previously disclosed, LE was involved in the GEL Arbitration with GEL, an affiliate of Genesis, related to a contractual dispute involving the Crude Supply Agreement and the Joint Marketing Agreement.  On August 11, 2017, the arbitrator delivered the Final Arbitration Award.  The Final Arbitration Award denied all LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims.  Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of approximately $31.3 million.

As previously disclosed, a hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the hearing would be continued for the Continuance Period to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into the GEL Letter Agreement, effective September 18, 2017, confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement.

The GEL Letter Agreement has been amended to extend the Continuance Period through April 30, 2018.  The GEL Letter Agreement, as amended to date, prohibits Blue Dolphin and its affiliates from making any pre-payments on indebtedness, other than in the ordinary course of business as described in the GEL Letter Agreement, and from making any payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements between November 1, 2017 and the end of the Continuance Period.  (Jonathan Carroll has received no cash payments since August 2016 and no common stock payments since May 2017 under the Amended and Restated Guaranty Fee Agreements.)  If the parties are unable to reach an acceptable settlement with Genesis and GEL, and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially affected, and LE would likely be required to seek protection under bankruptcy laws.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

We can provide no assurance as to whether negotiations with GEL will result in a settlement, as to potential terms of any such settlement, whether Veritex would approve of any such settlement, or whether Veritex will exercise its rights and remedies under secured loan agreements. If: (i) we are unable to reach an acceptable settlement with GEL or Veritex does not approve any such settlement, (ii) GEL seeks to confirm and enforce the Final Arbitration Award, or (iii) Veritex exercises its rights and remedies under the secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected, and LE would likely be required to seek protection under bankruptcy laws.  In addition, our ability to procure adequate amounts of crude oil and condensate and our relationships with our customers could materially and adversely be affected, and the trading prices of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

For additional information regarding the Final Arbitration Award, the GEL Letter Agreement (as amended), and their potential effects on our business, financial condition, and results of operations, see “Part I, Item 3. Legal Proceedings,” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data.”

We may not have sufficient liquidity to sustain operations because of net losses, working capital deficits, and other factors, including the Final Arbitration Award, crude supply issues, and financial covenant defaults in secured loan agreements.

For the year ended December 31, 2017, we reported a net loss of $22,328,390, or a loss of $2.09 per share, compared to a net loss of $15,767,448, or a loss of $1.51 per share, for the year ended December 31, 2016.  The $0.58 per share increase in net loss between the periods was the result of the Final Arbitration Award, which was partially offset by improved margins for refined petroleum products and increased sales volume.  The amount expensed in the period related to the Final Arbitration Award was $24,338,628, which represented $2.28 per share.  Excluding the Final Arbitration Award, we would have reported net income of $0.19 per share.

We had a working capital deficit of $69,512,829 at December 31, 2017 compared to a working capital deficit of $37,812,263 at December 31, 2016. Excluding long-term debt, we had a working capital deficit of $29,968,427 at December 31, 2017, compared to working capital of $5,599,927 at December 31, 2016. The significant increase in working capital deficit between the periods primarily related to the Final Arbitration Award and a decrease in cash and cash equivalents.

We had cash and cash equivalents and restricted cash (current portion) of $495,296 and $48,980, respectively, at December 31, 2017.  Comparatively, we had cash and cash equivalents and restricted cash (current portion) of $1,152,628 and $3,347,835, respectively, at December 31, 2016.

The Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of approximately $31.3 million.  We can provide no assurance as to whether negotiations with GEL will result in a settlement, as to potential terms of any such settlement, whether Veritex would approve of any such settlement, or whether Veritex will exercise its rights and remedies under secured loan agreements. If: (i) we are unable to reach an acceptable settlement with GEL or Veritex does not approve any such settlement, (ii) GEL seeks to confirm and enforce the Final Arbitration Award, or (iii) Veritex exercises its rights and remedies under the secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected, and LE would likely be required to seek protection under bankruptcy laws.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Following the cessation of crude supplies under the Crude Supply Agreement with GEL, we put in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate and having crude supply continuity has boosted our customers’ confidence in our performance ability and enabled us to slowly rebuild counter-party relationships.  However, we are currently evaluating the effects of the Final Arbitration Award on our business, financial condition, and results of operations.  In addition to the matters described above, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate and our relationships with our customers.

As described elsewhere in this Annual Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under secured loan agreements with Veritex.  (Within this “Item 1A. Risk Factors” section, see also “Risks Related to Our Business and Industry” for a discussion of risks related to our financial covenant defaults with Veritex.)

Currently, we rely on revenue from operations, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs. During the year ended December 31, 2017, we continued aggressive actions to improve operations and liquidity. We began selling certain of our refined petroleum products immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk/exposure. We completed construction on several new petroleum storage tanks at the Nixon Facility. Increased petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 30,000 bpd, and (iii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties. We also reduced our working capital requirements in a rising cost environment by decreasing costs, reducing inventory levels, improving our sales cycle, and requiring pre-payments from certain customers.  Management believes that it is taking the appropriate steps to improve operations at the Nixon Facility and our overall financial stability. However, there can be no assurance that our business plan will be successful, LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  Among other factors, the Final Arbitration Award could prevent us from successfully executing our business plan.

Our short-term working capital needs are primarily related to acquisition of crude oil and condensate to operate the Nixon Facility, repayment of debt obligations, and capital expenditures for maintenance, upgrades, and refurbishment of equipment at the Nixon Facility. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.  In addition, we continue to utilize capital to reduce operational, safety and environmental risks. We may incur substantial compliance costs relating to any new environmental, health and safety regulations. Our liquidity will affect our ability to satisfy any of these needs.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Competition from companies having greater financial and other resources could materially and adversely affect our business and results of operations.

The refining industry is highly competitive.  Our refining operations compete with domestic refiners and marketers in PADD 3 (Gulf Coast), domestic refiners in other PADD regions, and foreign refiners that import products into the U.S. Certain of our competitors have larger, more complex refineries and may be able to realize higher margins per barrel of product produced. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do and have access to proprietary sources of controlled crude oil production. Unlike these competitors, we obtain all our feedstocks from a single supplier.  Because of their integrated operations and larger capitalization, larger, more complex refineries may be more flexible in responding to volatile industry or market conditions, such as crude oil and other feedstocks supply shortages or commodity price fluctuations.  If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

Jonathan Carroll, our Chief Executive Officer, President, Assistant Treasurer and Secretary, is also a majority owner of LEH. Together LEH and Jonathan Carroll own 80.2% of our Common Stock, and, pursuant to the Amended and Restated Operating Agreement, manages and operates all Blue Dolphin properties.  LEH and Jonathan Carroll have significant influence over matters such as the election of the Board, control over our business, policies and affairs and other matters submitted to our stockholders. LEH and Jonathan Carroll are entitled to vote the Common Stock owned by LEH in accordance with its interests, which may be contrary to the interests of other stockholders. LEH has interests that may differ from the interests of other stockholders and, as a result, there is a risk that important business decisions will not be made in the best interest of some of our stockholders.

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

Defaults under our secured loan agreements could have a material adverse effect on our business, financial condition, and results of operations and materially adversely affect the value of an investment in our common stock.

As described elsewhere in this Annual Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under secured loan agreements with Veritex.  In addition to existing events of default related to the Final Arbitration Award, at December 31, 2017, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements.  LE also failed to replenish a payment reserve account as required.  The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under the loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the secured loan agreements considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.  Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition, and results of operations and would likely require us to seek protection under bankruptcy laws.

There can be no assurance that: (i) our assets or cash flow would be sufficient to fully repay borrowings under outstanding long-term debt, either upon maturity or if accelerated, (ii) LE and LRM would be able to refinance or restructure the payments on the long-term debt, and/or (iii) Veritex will provide future waivers. Defaults under secured loan agreements and any exercise by Veritex of its rights and remedies related to such defaults may have a material adverse effect on the trading prices of our common stock and on the value of an investment in our common stock, and holders of our common stock could lose their investment in our common stock in its entirety, particularly if LE is required to seek bankruptcy protection because of the exercise by Veritex of such rights and remedies.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

For additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II and the notes to our financial statements in “Part II, Item 8. Financial Statements and Supplementary Data.”

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

Blue Dolphin experienced ownership changes in 2005 because of a series of private placements, and in 2012 because of a reverse acquisition.  The 2012 ownership change limits our ability to utilize NOLs following the 2005 ownership change that were not previously subject to limitation. Limitations imposed on our ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect, and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes. NOLs generated after the 2012 ownership change are not subject to limitation.

At December 31, 2017 and 2016, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of December 31, 2017 and 2016.

Terrorist attacks, cyber-attacks, threats of war, or actual war may negatively affect our operations, financial condition, results of operations, and cash flows.

Energy-related assets in the U.S. may be at a greater risk for future terrorist attacks than other potential targets. A direct attack on our assets or assets used by us could have a material adverse effect on our operations, financial condition, results of operations, and cash flows. In addition, any terrorist attack in the U.S. could have an adverse impact on energy prices, including prices for crude oil and refined petroleum products, and refining margins. Disruption or significant increases in energy prices could result in government-imposed price controls. While we currently maintain some insurance that provides coverage against terrorist attacks, such insurance has become increasingly expensive and difficult to obtain. As a result, insurance providers may not continue to offer this coverage to us on terms that we consider affordable, or at all.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Risks Related to Our Refining Operations

Management has determined that there is, and the report of our independent registered public accounting firm expresses, substantial doubt about our ability to continue as a going concern.

Our auditors, UHY LLP, have indicated in their report on our financial statements for the year ended December 31, 2017, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to the Final Arbitration Award, defaults in secured loan agreements, recurring losses from operations, and the substantial decline in working capital. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon reaching a settlement agreement with GEL related to the Final Arbitration Award, sustained positive operating margins, and financing at commercially reasonable terms for working capital to operate the Nixon Facility, purchase crude oil and condensate, and fund capital expenditures.  If we are unable to achieve these goals, our business would be jeopardized, and we may not be able to continue.

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

Our refining earnings, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil and condensate that are processed and blended into refined petroleum products) at which we can sell refined petroleum products. Crude oil refining is primarily a margin-based business. To improve margins, it is important for a crude oil refinery to maximize the yields of high value finished petroleum produces and to minimize the costs of feedstocks and operating expenses. When the margin between refined petroleum product prices and crude oil and other feedstock costs decreases, our margins are negatively affected. Crude oil refining margins have historically been volatile, and are likely to continue to be volatile, because of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined petroleum products, and fuel and utility services. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined petroleum products, typically there is a time lag between the comparable increase or decrease in prices for refined petroleum products. The effect of changes in crude oil and condensate prices on our refining margins therefore depends, in part, on how quickly and how fully refined petroleum product prices adjust to reflect these changes.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

Operation of the Nixon Facility depends on our ability to purchase adequate crude supplies on favorable terms.  Following the cessation of crude supplies under the Crude Supply Agreement with GEL, we put in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate and having crude supply continuity has boosted our customers’ confidence in our performance ability and enabled us to slowly rebuild counter-party relationships.  However, we are currently evaluating the effects of the Final Arbitration Award on our business, financial condition, and results of operations.  In addition to the matters described above, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate and our relationships with our customers.

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

For the year ended December 31, 2017, the Nixon Facility operated for a total of 348 days, reflecting 17 days of refinery downtime.  For the year ended December 31, 2016, the Nixon Facility operated for a total of 291 days, reflecting 75 days of refinery downtime. The significant amount of refinery downtime during 2016 was primarily the result of significant under-delivery of crude oil and condensate by GEL, which resulted in 59 of the 75 days of refinery downtime.  (See “Part I, Item 3. Legal Proceedings” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (19) Commitments and Contingencies – Legal Matters” for disclosures related to the GEL contract-related dispute and Final Arbitration Award.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.  Further, LEH and its affiliates (including Jonathan Carroll) may, but are not required to, fund our working capital requirements in the event our internally generated cash flows and other sources of liquidity are inadequate.

If we are unable to generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or pursue our business strategies, any of which could have a material adverse effect on our results of operations or liquidity.  Currently, we rely on revenue from operations, including sales of refined petroleum products and rental of petroleum storage tanks, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs. At December 31, 2017 and 2016, accounts payable, related party was $974,400 and $369,600, respectively.

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

Our business may suffer if any of the executive officers or other key personnel discontinue employment with us. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain productivity.

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

For the year ended December 31, 2017, we had 3 customers that accounted for approximately 70% of our refined petroleum product sales.  LEH was 1 of these 3 significant customers and accounted for approximately 33% of our refined petroleum product sales.  At December 31, 2017, these 3 customers represented approximately $1.3 million in accounts receivable.  LEH represented approximately $0.7 million in accounts receivable.  LEH, which is HUBZone certified, purchases our jet fuel and resells the jet fuel to a government agency.  (See “Part I, Item 1. Business – Management” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions, Note (10) Long-Term Debt, Net, and Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

For the year ended December 31, 2016, we had 4 customers that accounted for approximately 67% of our refined petroleum product sales.  LEH was one of these 4 significant customers and accounted for approximately 27% of our refined petroleum product sales. At December 31, 2016, these 4 customers represented approximately $1.6 million in accounts receivable.  LEH represented approximately $1.6 million in accounts receivable.
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

Regulation of GHG emissions could increase our operational costs and reduce demand for our products.

Continued political focus on climate change, human activities contributing to the release of large amounts of carbon dioxide and other GHGs into the atmosphere, and potential mitigation through regulation could have a material impact on our operations and financial results.  International agreements and federal, state and local regulatory measures to limit GHG emissions are currently in various stages of discussion and implementation. These and other GHG emissions-related laws, policies, and regulations may result in substantial capital, compliance, operating, and maintenance costs. The level of expenditure required to comply with these laws and regulations is uncertain and is expected to vary depending on the laws enacted in each jurisdiction, our activities in the particular jurisdiction, and market conditions. The effect of regulation on our financial performance will depend on many factors including, among others, the sectors covered, the GHG emissions reductions required by law, the extent to which we would be entitled to receive emission allowance allocations, our ability to acquire compliance related equipment, the price and availability of emission allowances and credits, and our ability to recover incurred regulatory compliance costs through the pricing of our products. Material price increases or incentives to conserve or use alternative energy sources could also reduce demand for products we currently sell and adversely affect our sales volumes, revenues and margins.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Risks Related to Our Pipelines and Oil and Gas Properties

Requests by the BOEM to increase bonds or other sureties to maintain compliance with the BOEM’s regulations could significantly impact our liquidity and financial condition.

To cover the various obligations of lessees on the Outer Continental Shelf, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees demonstrate financial strength and reliability per regulations or post bonds or other acceptable assurances that such obligations will be satisfied.

The BOEM requested that BDPL provide additional supplemental bonds or acceptable financial assurance of approximately $4.6 million related to five (5) existing pipeline rights-of-way. At December 31, 2017 and 2016, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM.  Of the five (5) existing pipeline rights-of-ways related to BOEM’s request, the pipeline associated with one (1) right-of-way was decommissioned in 1997. The BSEE approved BDPL permit requests to decommission in place the pipelines for three (3) of these rights-of-way.  As a result, management is seeking a reduction in the amount of BOEM’s request for additional financial assurance.  There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way.  If BDPL is required by the BOEM to provide significant additional supplemental bonds or acceptable financial assurance, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

More stringent requirements imposed by the BOEM and the BSEE related to the decommissioning, plugging, and abandonment of wells, platforms, and pipelines could materially increase our estimate of future AROs.

The BOEM has established a more stringent regimen for the timely decommissioning of what is known as “idle iron” – wells, platforms, and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease.  Any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years. Plugging or abandonment of wells may be delayed by two years if all the well’s hydrocarbon and sulfur zones are appropriately isolated. Similarly, platforms or other facilities which are no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment, and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts could cause an increase, perhaps materially, in our future plugging, abandonment, and removal costs, which may translate into a need to increase our estimate of future AROs.

Although management has used its best efforts to determine future AROs, assumptions and estimates can be influenced by many factors beyond management’s control. Such factors include, but are not limited to, changes in regulatory requirements, changes in costs for abandonment related services and technologies, which could increase or decrease based on supply and demand, and/or extreme weather conditions, such as hurricanes, which may cause structural or other damage to pipeline and related assets and oil and gas properties. At December 31, 2017 and 2016, our estimated future asset retirement obligations were approximately $2.3 million.  See “Part II, Item 8. Financial Statements and Supplementary Data – Note (11) Asset Retirement Obligations” of this Annual Report for additional information regarding asset retirement obligations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

ITEM 2.  PROPERTIES

LEH manages and operates all Blue dolphin properties pursuant to the Amended and Restated Operating Agreement.  Management believes that our properties are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business.  Following is a summary of our principal facilities and assets:

Property	Operating Subsidiary	Owned / Leased	Location

Refinery Operations
● Nixon Facility (56 acres)	LE, LRM	owned	Nixon, Texas

Corporate and Other
● Freeport Facility (162 acres)	BDPL	owned	Freeport, Texas

● Pipelines and oil and gas working interests in wells	BDPL, BDPC	Owned and leasehold interests	Gulf of Mexico

● Corporate headquarters	BDSC	leased	Houston, Texas

Nixon Facility. See “Part I, Item 1. Business – Company Overview and Refinery Operations” for a description of the Nixon Facility. The Nixon Facility is pledged as collateral under certain of our long-term debt as discussed in “Part II, Item 8. Financial Statements and Supplementary Data – Note (10) Long-Term Debt, Net”.

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
_____________________
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

Oil and gas properties include a 2.5% working interest and a 2.008% net revenue interest in High Island Block 115, a 0.5% overriding royalty interest in Galveston Area Block 321, and a 2.88% working interest and 2.246% net revenue interest in High Island Block 37.  Our oil and gas properties had no production during the years ended December 31, 2017 and 2016, and all leases associated with our oil and gas properties have expired.  Accordingly, our oil and gas properties were fully impaired in 2011.

Corporate Headquarters. We lease 7,675 square feet of office space in Houston, Texas. Our office lease is discussed more fully in “Part II, Item 8. Financial Statements and Supplementary Data – Note (15) Leases” of this Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

GEL Contract-Related Dispute and Final Arbitration Award

As previously disclosed, LE was involved in the GEL Arbitration with GEL, an affiliate of Genesis, related to a contractual dispute involving the Crude Supply Agreement and the Joint Marketing Agreement, each between LE and GEL and dated August 12, 2011.  On August 11, 2017, the arbitrator delivered the Final Arbitration Award.  The Final Arbitration Award denied all LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims.  Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of approximately $31.3 million.

As previously disclosed, a hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the hearing would be continued for the Continuance Period to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into the GEL Letter Agreement, confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement.

The GEL Letter Agreement has been amended to extend the Continuance Period through April 30, 2018.  The GEL Letter Agreement, as amended to date, prohibits Blue Dolphin and its affiliates from making any pre-payments on indebtedness, other than in the ordinary course of business as described in the GEL Letter Agreement, and from making any payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements between November 1, 2017 and the end of the Continuance Period.  (Jonathan Carroll has received no cash payments since August 2016 and no common stock payments since May 2017 under the Amended and Restated Guaranty Fee Agreements.)  If the parties are unable to reach an acceptable settlement with Genesis and GEL, and GEL seeks to confirm and enforce the Final Arbitration Award against LE, our business, financial condition, and results of operations will be materially affected, and LE would likely be required to seek protection under bankruptcy laws.

Other Legal Matters

From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings.  Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.

ITEM 4.  MINE AND SAFETY DISCLOSURES

Not applicable.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low
2017
December 31	$0.90	$0.06
September 30	$1.77	$0.02
June 30	$2.75	$1.25
March 31	$4.00	$3.00

2016
December 31	$3.90	$2.62
September 30	$4.10	$1.69
June 30	$4.30	$4.00
March 31	$5.01	$3.60

Stockholders

At April 2, 2018, we had 271 record holders of our Common Stock. We have approximately 3,000 beneficial holders of our Common Stock.

Dividends

Under certain of our secured loan agreements, we are restricted from declaring or paying any dividend on our Common Stock without the prior written consent of the lender.  We have not declared any dividends on our Common Stock during the last two fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

See “Part I, Item 1. Business” for detailed information related to our business and operations.

Major Influences on Results of Operations

As a margin-based business, our refinery operations are primarily affected by gross margin per bbl, product slate, and refinery downtime.

Price Differentials per Bbl

The per bbl price of crude oil and condensate (input) and refined petroleum products (output) are the most significant driver of margins, and they have historically been subject to wide fluctuations. Our per bbl cost to acquire crude oil and condensate and the per bbl price for which our refined petroleum products are ultimately sold depend on the economics of supply and demand. Supply and demand are affected by numerous factors, most, if not all, of which are beyond our control, including:

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

●
Availability of competing fuels (e.g., renewables); and

●
Seasonal fluctuations.

For the year ended December 31, 2017 (the “Current Year”), gross margin per bbl was $3.98 compared to $1.67 for the year ended December 31, 2016 (the “Prior Year”), reflecting an increase of $2.31. Our gross profit increased from $6,140,790 in the Prior Year to $17,344,629 in the Current Year, reflecting an increase of $11,203,839.  The increase between the periods was because of improved margins on refined petroleum products and increased sales volume.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Product Slate

Management periodically determines whether to change the Nixon Facility’s product mix, as well as maintain, increase, or decrease inventory levels based on various factors.  These factors include the crude oil pricing market in the U.S. Gulf Coast region, the refined petroleum products market in the same region, the relationship between these two markets, fulfilling contract demands, and other factors that may impact our operations, financial condition, and cash flows.

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

Key Relationships

Relationship with LEH

Blue Dolphin and certain of its subsidiaries are currently party to a variety of agreements with LEH.  Related party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan and Security Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) a Debt Assumption Agreement with LE. In addition, we currently rely on advances from LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements. There can be no assurances that LEH and its affiliates will continue to fund our working capital requirements.  (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions” for additional disclosures related to agreements that we have in place with LEH and its affiliates.)

Relationship with Crude Supplier

Operation of the Nixon Facility depends on our ability to purchase adequate amounts of crude oil and condensate on favorable terms.  We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.  Management believes that it is taking the appropriate steps to improve operations at the Nixon Facility and our overall financial stability.  If our business plan is unsuccessful, it could affect our ability to acquire adequate supplies of crude oil and condensate under the existing contract or otherwise.  Further, because our existing crude supply contract is a month-to-month arrangement, there can be no assurance that crude oil and condensate supplies will continue to be available under this contract in the future.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Effective January 1, 2017, we began reporting a single business segment – Refinery Operations.  Business activities related to our Refinery Operations business segment are conducted at the Nixon Facility.  Due to their small size, amounts associated with Pipeline Transportation operations for the Current Year were reclassified to Corporate and Other. Pipeline Transportation operations diminished significantly as services to third-parties ceased and third-party wells along our pipeline corridor were permanently abandoned.

In this Results of Operations section, we review:

●
Consolidated results (for our Refinery Operations business segment and Corporate and Other);

●
Non-GAAP financial measures; and

●
Refinery Operations business segment results.

Consolidated Results

Current Year Compared to Prior Year.

Total Revenue from Operations. For the Current Year, we had total revenue from operations of $258,449,579 compared to total revenue from operations of $167,855,316 for the Prior Year, an increase of approximately 54%.  Approximately 64% of the increase between the periods was the result of improved margins for refined petroleum products while approximately 36% of the increase was due to increased sales volume.

Cost of Refined Products Sold. Cost of refined products sold was $241,104,950 for the Current Year compared to $161,714,526 for the Prior Year.  The approximate 49% increase in cost of refined products sold was the result of higher crude oil prices and increased sales volume in the Current Year compared to the Prior Year.

Gross Profit. For the Current Year, gross profit totaled $17,344,629 compared to gross profit of $6,140,790 for the Prior Year.  The $11,203,839 increase between the periods related to improved margin for refined petroleum products and increased sales volume in the Current Year compared to the Prior Year.

Refinery Operating Expenses.  We recorded refinery operating expenses of $8,145,553 in the Current Year compared to $12,040,676 in the Prior Year, a decrease of approximately 32%.  Refinery operating expenses per bbl of throughput were $1.81 in the Current Year compared to $3.35 in the Prior Year.  The $1.54 decrease in refinery operating expenses per bbl of throughput between the periods was the result of: (i) significantly lower refinery operating expenses under the Amended and Restated Operating Agreement, which was restructured following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL and (ii) a decrease in off-site tank leasing expense under an Amended and Restated Tank Lease Agreement. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions” for additional disclosures related to components of refinery operating expenses, the Amended and Restated Operating Agreement, and the Amended and Restated Tank Lease Agreement.)

JMA Profit Share.  For the Current Year, the JMA Profit Share was $0 compared to an expense of $359,260 for the Prior Year.  Elimination of the JMA Profit Share between the periods was the result of cessation of marketing activities under the Joint Marketing Agreement.  (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (19) Commitments and Contingencies – Legal Matters” for further discussion related to the Joint Marketing Agreement, JMA Profit Share, Gross Profits and the contract-related dispute with GEL.)

Arbitration Award and Associated Fees.  For the Current Year, we recorded $24,338,668 in expenses associated with the Final Arbitration Award.  There were no such expenses in the Prior Year.

General and Administrative Expenses. We incurred general and administrative expenses of $4,021,962 in the Current Year compared to $2,708,594 in the Prior Year.  The 51% increase in general and administrative expenses in the Current Year compared to the Prior Year primarily related to an increase in legal fees. Legal fees, the majority of which were associated with the contract-related dispute with GEL, totaled $2,142,478 in the Current Year compared to $1,093,050 in the Prior Year.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $1,810,134 in the Current Year compared to $1,935,644 in the Prior Year.  The approximate 6% decrease in depletion, depreciation and amortization expenses for the Current Year compared to the Prior Year was primarily due to lower depreciation related to our pipeline assets, which were fully impaired in December 2016.

Impairment Expense.  Impairment expense totaled $303,346 for the Current Year compared to $968,684 for the Prior Year.  We fully impaired our trade name intangible asset at December 31, 2017, resulting in the impairment expense of $303,346. The impairment expense in the Prior Year related to our pipeline fixed assets.

Other Income (Expense).  Total other income (expense) was expense of $457,026 in the Current Year compared to income of $70,326 in the Prior Year.  During the Current Year, a gain on the disposal of property was offset by an increase in working capital loan interest and lower easement income. In February 2017, BDPL sold approximately 15 acres of property located in Brazoria County Texas to FLIQ Common Facilities, LLC, an affiliate of FLNG.  In conjunction with the sale of real estate, the Master Easement Agreement was terminated.

Income Tax Benefit.  We recognized an income tax benefit of $0 in the Current Year compared to an income tax expense of $3,607,237 in the Prior Year.  Income tax expense in the Prior Year primarily related to a full valuation allowance against deferred tax assets as of December 31, 2016. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (16) Income Taxes” for additional disclosures related to income taxes.)

Net Loss.  For the Current Year, we reported a net loss of $22,328,390, or loss of $2.09 per share, compared to a net loss of $15,767,448, or loss of $1.51 per share, for the Prior Year. The $0.58 per share increase in net loss between the periods was the result of the Final Arbitration Award, which was partially offset by improved margins for refined petroleum products and increased sales volume.  The amount expensed in the period related to the Final Arbitration Award was $24,338,628, which represented $2.28 per share.  Excluding the Final Arbitration Award, we would have reported net income of $0.19 per share.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
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

EBITDA Current Year Compared to Prior Year.

Refinery Operations EBITDA.  Refinery operations EBITDA for the Current Year was a loss of $17,988,895 compared to a loss of $7,919,750 for the Prior Year.  The significant decrease in refinery operations EBITDA between the periods was the result of the Final Arbitration Award.

EBITDA Reconciliation to GAAP – Current Year Compared to Prior Year.

	Years Ended December 31,
	2017			2016
	Segment			Segment
	Refinery	Corporate &		Refinery	Corporate &
	Operations	Other	Total	Operations	Other	Total
Revenue from operations	$258,449,579	$-	$258,449,579	$167,780,326	$74,990	$167,855,316
Less: cost of operations(1)	(252,099,846)	(1,768,989)	(253,868,835)	(175,340,816)	(2,450,133)	(177,790,949)
Other non-interest income(2)	-	1,912,905	1,912,905	-	1,914,607	1,914,607
Less: JMA Profit Share(3)	-	-	-	(359,260)	-	(359,260)
Less: Arbitration award(3)	(24,338,628)	-	-	-	-	-
EBITDA	$(17,988,895)	$143,916	$(17,844,979)	$(7,919,750)	$(460,536)	$(8,380,286)

Depletion, depreciation and
amortization			(1,810,134)			(1,935,644)
Interest expense, net			(2,673,277)			(1,844,281)

Income before income taxes			(22,328,390			(12,160,211)

Income tax expense			-			(3,607,237)

Net income			$(22,328,390)			$(15,767,448)
_____________________
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
(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, under which marketing activities have ceased. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Going Concern – Final GEL Arbitration Award” for further discussion of the contract-related dispute with GEL.)
(4)
Arbitration award reflects damages and GEL’s attorneys’ fees and related expenses awarded to GEL as part of the Final Arbitration Award.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Operations Business Segment Results

For the Current Year, gross margin per bbl was $3.98 compared to $1.67 for the Prior Year, reflecting an increase of $2.31. Our gross profit increased from $6,140,790 in the Prior Year to $17,344,629 in the Current Year, reflecting an increase of $11,203,839.  The increase between the periods was because of improved margins on refined petroleum products and increased sales volume.

Refinery Throughput and Production Data.

Following are refinery operational metrics for the Nixon Facility:

	Years Ended December 31,
	2017	2016
Calendar Days	365	366
Refinery downtime	(17)	(75)
Operating Days	348	291

Total refinery throughput (bbls)	4,488,658	3,594,231
Operating days:
bpd	12,898	12,351
Capacity utilization rate	86.0%	82.3%
Calendar days:
bpd	12,298	9,820
Capacity utilization rate	82.0%	65.5%

Total refinery production (bbls)	4,352,745	3,496,011
Operating days:
bpd	12,508	12,014
Capacity utilization rate	83.4%	80.1%
Calendar days:
bpd	11,925	9,552
Capacity utilization rate	79.5%	63.7%
_____________________
Note:
The small difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents a combination of multiple factors including refinery fuel use, elimination of some impurities originally present in the crude oil, loss, and other factors.

In the Current Year, the Nixon Facility experienced 17 days of refinery downtime related to throughput management, repairs, and Hurricane Harvey.  In the Prior Year, the Nixon Facility experienced 75 days of refinery downtime primarily due to the contract-related dispute with GEL. Total refinery throughput bbls and total refinery production bbls increased approximately 25% in the Current Year compared to the Prior Year because of improved refinery uptime associated with crude oil and condensate delivery.

Refined Petroleum Product Sales Summary.

See “Part II, Item 8. Financial Statements and Supplementary Data - Note (14) Concentration of Risk” for a discussion of refined petroleum product sales.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refined Petroleum Products Economic Hedges.

During 2017, we began selling certain of our refined petroleum products immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk/exposure.  Previously, Genesis/GEL used commodity futures contracts to mitigate the volatile change in value for certain of our refined petroleum products inventory.

We had no open commodity contracts in the Current Year.  For the Prior Year, our refinery operations business segment recognized a loss of $2,629,298 on settled transactions and a gain of $183,400 on the change in value of open contracts from December 31, 2015 to December 31, 2016.

Liquidity and Capital Resources

Overview.

Historically, we relied on the profit share distribution and operations payments under a Joint Marketing Agreement with GEL, as well as LEH, to fund our liquidity needs.  As disclosed elsewhere in this Annual Report, beginning in the second quarter of 2016, LE experienced an adverse change in its relationship with Genesis/GEL involving a contract-related dispute.  This shift in the relationship negatively affected our customer relationships, prevented us from taking advantage of business opportunities, disrupted refinery operations, diverted management’s focus away from running the business, and impacted our ability to obtain financing.  Combined with decreased commodity prices throughout 2016, our resultant financial state raised substantial doubt about our ability to continue as a going concern, which, in conjunction with the Final Arbitration Award, has continued into 2018.  (As discussed elsewhere within this “Liquidity and Capital Resources” section, management has determined that there is substantial doubt about our ability to continue as a going concern due to consecutive quarterly net losses, inadequate working capital, the Final Arbitration Award, crude supply issues tied to access to capital, and defaults under secured loan agreements. See “Part I, Item 1. Business – Going Concern,” “Part I, Item 1. Business -- Operating Risks,” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Going Concern” for additional disclosures related to the contract-related dispute with GEL, the Final Arbitration Award, the GEL Letter Agreement (as amended), defaults under secured loan agreements, and going concern.)

Currently, we rely on revenue from operations, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs.  Primary uses of cash include: (i) reimbursement of LEH for refinery operating expenses under the Amended and Restated Operating Agreement, (ii) payments on long-term debt and the Final Arbitration Award, and (iii) purchase of crude oil and condensate.

During the Current Year, we continued aggressive actions to improve operations and liquidity. We began selling certain of our refined petroleum products immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk/exposure. We completed construction on several new petroleum storage tanks at the Nixon Facility. Increased petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 30,000 bpd, and (iii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties. We also reduced our working capital requirements in a rising cost environment by decreasing costs, reducing inventory levels, improving our sales cycle, and requiring pre-payments from certain customers.  Management believes that it is taking the appropriate steps to improve operations at the Nixon Facility and our overall financial stability. However, there can be no assurance that our business plan will be successful, LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  Among other factors, the Final Arbitration Award could prevent us from successfully executing our business plan.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Crude Oil and Condensate Supply.

Operation of the Nixon Facility depends on our ability to purchase adequate amounts of crude oil and condensate on favorable terms.  We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.

Management believes that it is taking the appropriate steps to improve operations at the Nixon Facility and our overall financial stability.  However, there can be no assurance that our business plan will be successful, LEH and its affiliates (including Jonathan Carroll) will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  If our business plan is unsuccessful, it could affect our ability to acquire adequate supplies of crude oil and condensate under the existing contract or otherwise.  Among other factors, the Final Arbitration Award could prevent us from successfully executing our business plan and could have a material adverse effect on our ability to procure adequate amounts of crude oil and condensate from our current supplier or otherwise.  Further, because our existing crude supply contract is a month-to-month arrangement, there can be no assurance that crude oil and condensate supplies will continue to be available under this contract in the future.

Cash Flow.

Our cash flow from operations for the periods indicated was as follows:

	Years Ended December 31,
	2017	2016
Beginning cash, cash equivalents, and restricted cash	$6,082,768	$20,645,652

Cash flow from operations
Adjusted loss from operations	(19,657,847)	(9,257,921)
Change in assets and current liabilities	14,714,278	5,378,581

Total cash flow from operations	(4,943,569)	(3,879,340)

Cash inflows (outflows)
Proceeds from issuance of debt	3,677,953	7,118,969
Payments on debt	(1,364,031)	(3,701,616)
Net activity on related-party debt	1,124,803	-
Capital expenditures	(2,431,701)	(14,100,897)

Total cash inflows (outflows)	1,007,024	(10,683,544)

Total change in cash flows	(3,936,545)	(14,562,884)

Ending cash, cash equivalents, and restricted cash	$2,146,223	$6,082,768

For the Current Year, we experienced negative cash flow from operations of $4,943,569 compared to negative cash flow from operations of $3,879,340 for the Prior Year. The $1,064,229 decline in cash flow from operations between the periods was primarily the result of expenses related to the Final Arbitration Award.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Working Capital.

For the Current Year, net cash provided by financing activities totaled $3,438,725 compared to net cash provided by financing activities totaling $3,417,353 for the Prior Year.  Working capital provided by financing activities represented advances from LEH and its affiliates (including Jonathan Carroll) under promissory notes.  (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions and Note (10) Long-Term Debt, Net,” as well as “Contractual Obligations – Related Party” within the Liquidity and Capital Resources section for additional disclosures with respect to related party promissory notes.)

We had a working capital deficit of $69,512,829 at December 31, 2017 compared to a working capital deficit of $37,812,263 at December 31, 2016. Excluding long-term debt, we had a working capital deficit of $29,968,427 at December 31, 2017, compared to a working capital deficit of $5,599,927 at December 31, 2016. The significant increase in working capital deficit between the periods primarily related to the Final Arbitration Award and a decrease in cash and cash equivalents.

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

Capital Spending.

Capital improvements primarily relate to construction of new petroleum storage tanks to add to existing petroleum storage capacity. Since 2015, the Nixon Facility has been undergoing a capital improvement expansion project to construct over 800,000 bbls of petroleum storage tankage.  During the Current Year, we completed several new tanks for which construction began during 2016. Increased petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 30,000 bpd, and (iii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties.  Due to the Final Arbitration Award, capital spending in the Current Year was minimal.

Capital expenditures at the Nixon Facility are being funded by Veritex through long-term debt that was secured in 2015.  Available funds under these loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets.  Restricted cash (current portion) represents funds to pay outstanding construction invoices and to fund construction contingencies.  Restricted cash (current portion) totaled $48,980 and $3,347,835 at December 31, 2017 and 2016, respectively.  Restricted cash, non-current represents funds held in our disbursement account with Veritex to complete construction of new petroleum storage tanks. Restricted cash, noncurrent totaled $1,601,947 and $1,582,305 at December 31, 2017 and 2016, respectively.

Total capital expenditures for the periods indicated were as follows:

	December 31,
	2017	2016
Capital expenditures financed by:
Cash disbursements	$2,431,701	$14,100,897
Accounts payable(1)	1,650,910	2,286,082
	$4,082,611	$16,386,979
_____________________
(1)
Represents construction-related vendor invoices awaiting payment from the loan disbursement account.

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (10) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations.

Related Party.  See “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions” for a summary of the agreements we have in place with related parties.

GEL.  See “Part I, Item 1A. Risk Factors,” as well as “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Going Concern – Final GEL Arbitration Award” for disclosures related to the contract-related dispute with GEL and the Final Arbitration Award.

Supplemental Pipeline Bonds.  See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Going Concern – Final GEL Arbitration Award and Note (19) Commitments and Contingencies – Supplemental Pipeline Bonds” for a discussion of supplemental pipeline bonding requirements.

Indebtedness.

The principal balances outstanding on our long-term debt, net (including related party) for the periods indicated were as follow:

	December 31,
	2017	2016
First Term Loan Due 2034 (in default)	$23,199,031	$23,924,607
Second Term Loan Due 2034 (in default)	9,501,930	9,729,853
Notre Dame Debt (in default)	4,977,953	1,300,000
LEH Loan Agreement	4,000,000	4,000,000
March Ingleside Note	1,168,748	722,278
March Carroll Note	439,733	592,412
Term Loan Due 2017	-	184,994
Capital Leases	-	135,879
	43,287,395	40,590,023

Less: Current portion of long-term debt, net	(39,544,402)	(32,212,336)

Less: Unamoritized debt issue costs	(2,134,512)	(2,262,997)

	$1,608,481	$6,114,690

Payments on long-term debt totaled $1,364,031 in the Current Year compared to $3,701,616 in the Prior Year.

As described elsewhere in this Annual Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and Second Term Loan Due 2034.  In addition to existing events of default related to the Final Arbitration Award, at December 31, 2017, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements.  LE also failed to replenish a payment reserve account as required.  The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under the loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the secured loan agreements considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.  Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition, and results of operations and would likely require us to seek protection under bankruptcy laws.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Going Concern and Operating Risks, as well as Note (10) Long-Term Debt, Net” for additional disclosures related to long-term debt financial covenant violations and events of default.

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

We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations.  For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service.  As a result of the Final Arbitration Award, which represents a significant adverse change that could affect the value of a long-lived asset, management performed potential impairment testing of our refinery and facilities assets in the fourth quarter of 2017. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2017.  We did not record any impairment of our refinery and facilities assets for the year ended December 31, 2016.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At December 31, 2017 and 2016, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of December 31, 2017 and 2016.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FASB ASC guidance related to income taxes also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

See “Part II, Item 8. Financial Statements and Supplementary Data - Note (16) Income Taxes” for further information related to income taxes.

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

New Pronouncements Issued, Not Yet Effective

The following are recently issued, but not yet effective, ASU’s that may influence our consolidated financial position, results of operations, or cash flows:

ASU 2018-05, Income Taxes (Topic 740).  In March 2018, FASB issued ASU 2018-05. This guidance amends SEC paragraphs in ASC 740, Income Taxes, to reflect SAB 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment.  This guidance also includes amendments to the XBRL Taxonomy.  For public business entities, the amendments in ASU 2018-05 are effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  We do not expect adoption of this guidance to have a significant impact on our consolidated financial statements.

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

ASU 2014-09, Revenue from Contracts with Customers.  In May 2014, FASB issued ASU 2014-09 and has since amended the standard with ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date; ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update); ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers; and ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606).  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial position, results of operations, or cash flows.

Other new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Remainder of Page Intentionally Left Blank

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Blue Dolphin Energy Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of operations and its cash flows for the years then ended, in conformity with accounting principles general accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) to the consolidated financial statements, the Company has received an adverse outcome of arbitration proceedings, has suffered recurring losses from operations, has a net working capital deficiency and is in violation of certain financial covenants in their secured loan agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note (1). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2002.

/s/ UHY LLP
UHY LLP
Sterling Heights, Michigan
April 2, 2018

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$495,296	$1,152,628
Restricted cash	48,980	3,347,835
Accounts receivable, net	1,356,859	2,022,166
Accounts receivable, related party	652,928	1,161,589
Prepaid expenses and other current assets	1,206,971	1,046,191
Deposits	129,200	138,957
Inventory	3,089,204	2,075,538
Total current assets	6,979,438	10,944,904

LONG-TERM ASSETS
Total property and equipment, net	64,596,939	62,324,463
Restricted cash, noncurrent	1,601,947	1,582,305
Surety bonds	230,000	205,000
Trade name	-	303,346
Total long-term assets	66,428,886	64,415,114

TOTAL ASSETS	$73,408,324	$75,360,018

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion	$35,544,402	$31,712,336
Long-term debt, related party, current portion	4,000,000	500,000
Interest payable, current portion	2,135,327	80,200
Interest payable, related party, current portion	892,444	243,556
Accounts payable	2,343,795	14,552,383
Accounts payable, related party	974,400	369,600
Asset retirement obligations, current portion	2,314,571	17,510
Accrued expenses and other current liabilities	1,159,465	1,281,582
Accrued arbitration award payable	27,127,863	-
Total current liabilities	76,492,267	48,757,167

LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	-	2,010,129
Deferred revenues and expenses	41,695	83,390
Long-term debt less unamortized debt issue costs, net of current portion	-	1,300,000
Long-term debt, related party, net of current portion	1,608,481	4,814,690
Long-term interest payable, net of current portion	-	1,691,383
Total long-term liabilities	1,650,176	9,899,592

TOTAL LIABILITIES	78,142,443	58,656,759

Commitments and contingencies (Note 19)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,925,513 and
10,624,714 shares issued at December 31,2017 and December 31, 2016, respectively)	109,255	106,248
Additional paid-in capital	36,906,533	36,818,528
Accumulated deficit	(41,749,907)	(19,421,517)
Treasury stock (0 and 150,000 shares at cost at December 31, 2017 and December 31, 2016, respectively)	-	(800,000)
Total stockholders' equity (deficit)	(4,734,119)	16,703,259
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$73,408,324	$75,360,018

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016
REVENUE FROM OPERATIONS
Refined petroleum product sales	$255,547,311	$165,413,778
Tank rental revenue	2,902,268	2,366,548
Other operations	-	74,990
Total revenue from operations	258,449,579	167,855,316

COST OF OPERATIONS
Cost of refined products sold	241,104,950	161,714,526
Refinery operating expenses	8,145,553	12,040,676
Joint Marketing Agreement profit share	-	359,260
Other operating expenses	227,791	385,593
Arbitration award and associated fees	24,338,628	-
General and administrative expenses	4,021,962	2,708,594
Depletion, depreciation and amortization	1,810,134	1,935,644
Impairment of asset	303,346	968,684
Bad debt expense (recovery)	81,203	(139,868)
Accretion of asset retirement obligations	287,376	112,744
Total cost of operations	280,320,943	180,085,853
Loss from operations	(21,871,364)	(12,230,537)

OTHER INCOME (EXPENSE)
Easement, interest and other income	478,638	1,924,893
Interest and other expense	(2,770,164)	(1,854,567)
Gain on disposal of property	1,834,500	-
Total other income (expense)	(457,026)	70,326

Loss before income taxes	(22,328,390)	(12,160,211)

Income tax expense	-	(3,607,237)

Net loss	$(22,328,390)	$(15,767,448)

Loss per common share:
Basic	$(2.09)	$(1.51)
Diluted	$(2.09)	$(1.51)

Weighted average number of common shares outstanding:
Basic	10,689,615	10,464,061
Diluted	10,689,615	10,464,061

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
			Additional				Total
			Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Shares	Cost	Equity (Deficit)
Balance at December 31, 2015	10,603,802	$106,038	$36,738,737	$(3,654,069)	(150,000)	$(800,000)	$32,390,706

Common stock issued for services	20,912	210	79,791	-	-	-	80,001
Net loss	-	-	-	(15,767,448)	-	-	(15,767,448)

Balance at December 31, 2016	10,624,714	$106,248	$36,818,528	$(19,421,517)	(150,000)	$(800,000)	$16,703,259

Common stock issued for services	300,799	3,007	88,005	-	150,000	800,000	891,012
Net loss	-	-	-	(22,328,390)	-	-	(22,328,390)

Balance at December 31, 2017	10,925,513	$109,255	$36,906,533	$(41,749,907)	-	$-	$(4,734,119)

See accompanying notes to consolidated financial statements.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(22,328,390)	$(15,767,448)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	1,810,134	1,935,644
Unrealized gain on derivatives	-	(183,400)
Deferred income tax	-	3,607,237
Amortization of debt issue costs	128,484	128,485
Accretion of asset retirement obligations	287,376	112,744
Common stock issued for services	60,000	80,001
Bad debt (recovery of bad debt)	81,203	(139,868)
Impairment of assets	303,346	968,684
Changes in operating assets and liabilities
Accounts receivable	584,105	3,574,947
Accounts receivable, related party	508,661	(1,161,589)
Prepaid expenses and other current assets	(160,780)	95,449
Deposits and other assets	(15,243)	1,073,457
Inventory	(1,013,666)	5,732,780
Accrued arbitration award	27,127,863	-
Accounts payable, accrued expenses and other liabilities	(12,921,462)	(4,006,063)
Accounts payable, related party	604,800	69,600
Net cash used in operating activities	(4,943,569)	(3,879,340)

INVESTING ACTIVITIES
Capital expenditures	(2,431,701)	(14,100,897)
Net cash used in investing activities	(2,431,701)	(14,100,897)

FINANCING ACTIVITIES
Proceeds from issuance of debt	3,677,953	7,118,969
Payments on debt	(1,364,031)	(3,701,616)
Net activity on related-party debt	1,124,803	-
Net cash provided by financing activities	3,438,725	3,417,353
Net decrease in cash, cash equivalents, and restricted cash	(3,936,545)	(14,562,884)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,082,768	20,645,652
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,146,223	$6,082,768

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable	$1,650,910	$2,286,082
Financing of guaranty fees via long-term debt, related party	$327,462	$-
Conversion of related-party notes to common stock	$831,012	$-
Interest paid	$2,688,449	$2,357,237
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements

(1)	Organization

Nature of Operations.  Blue Dolphin Energy Company (“Blue Dolphin,”) is primarily an independent refiner and marketer of petroleum products.  Our primary asset is a 15,000-bpd crude oil and condensate processing facility located in Nixon, Texas (the “Nixon Facility”).  As part of our refinery operations business segment, petroleum storage and terminaling operations under third-party lease agreements are conducted at the Nixon Facility.  We also own pipeline assets and have leasehold interests in oil and gas properties. The pipelines and oil and gas wells are not operational. (See “Note (4) Business Segment Information” for further discussion of our business segments.)

Structure and Management. Blue Dolphin is a Delaware corporation that was formed in 1986.  Blue Dolphin is controlled by Lazarus Energy Holdings, LLC (“LEH”). LEH operates and manages all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”).  Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together LEH and Jonathan Carroll own 80.2% of our common stock, par value $0.01 per share (the “Common Stock). (See “Note (8) Related Party Transactions,” “Note (10) Long-Term Debt, Net” and “Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

Our operations are conducted through the following active subsidiaries:

●
Lazarus Energy, LLC, a Delaware limited liability company (“LE”).

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”).

●
Blue Dolphin Pipe Line Company, a Delaware corporation (“BDPL”).

●
Blue Dolphin Petroleum Company, a Delaware corporation.

●
Blue Dolphin Services Co., a Texas corporation (“BDSC”).

See "Part I, Item 1. Business and Item 2. Properties” for additional information regarding our operating subsidiaries, principal facilities, and assets.

References in this Annual Report to “we,” “us,” and “our” are to Blue Dolphin and its subsidiaries unless otherwise indicated or the context otherwise requires.

Going Concern.  Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern.  These factors include the following:

●
Final GEL Arbitration Award – As previously disclosed, LE was involved in arbitration proceedings (the “GEL Arbitration”) with GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL and dated August 12, 2011.  On August 11, 2017, the arbitrator delivered its final award in the GEL Arbitration (the “Final Arbitration Award”).  The Final Arbitration Award denied all LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims.  Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of approximately $31.3 million.

As previously disclosed, a hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the hearing would be continued for a period of no more than 90 days after September 18, 2017 (the “Continuance Period”), to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into a Letter Agreement with GEL, effective September 18, 2017 (the “GEL Letter Agreement”), confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

The GEL Letter Agreement has been amended to extend the Continuance Period through April 30, 2018.  The GEL Letter Agreement, as amended to date, prohibits Blue Dolphin and its affiliates from making any pre-payments on indebtedness, other than in the ordinary course of business as described in the GEL Letter Agreement, and from making any payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements between November 1, 2017 and the end of the Continuance Period.  (Jonathan Carroll has received no cash payments since August 2016 and no common stock payments since May 2017 under the Amended and Restated Guaranty Fee Agreements.)  If the parties are unable to reach an acceptable settlement with Genesis and GEL, and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially affected, and LE would likely be required to seek protection under bankruptcy laws.

●
Veritex Secured Loan Agreement Event of Default – Veritex Community Bank (“Veritex”), as successor in interest to Sovereign Bank by merger, delivered to obligors notices of default under secured loan agreements with Veritex, stating that the Final Arbitration Award constitutes an event of default under the secured loan agreements.  The occurrence of an event of default permits Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights and remedies under the secured loan agreements considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval. However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition, and results of operations and would likely require us to seek protection under bankruptcy laws. The debt associated with loans under secured loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2017 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet financial covenants in the secured loan agreements in the future.

We are currently evaluating the effects of the Final Arbitration Award on our business, financial condition, and results of operations.  In addition to the matters described above, the Final Arbitration Award could materially and adversely affect our ability to procure adequate amounts of crude oil and condensate or our relationships with our customers.  The contract-related dispute has negatively affected our customer relationships, prevented us from taking advantage of business opportunities, disrupted refinery operations, diverted management’s focus away from running the business, and impacted our ability to obtain financing.

We can provide no assurance as to whether negotiations with GEL will result in a settlement, the potential terms of any such settlement, or whether Veritex would approve any such settlement.  If LE is unable to reach an acceptable settlement with GEL or Veritex does not approve any such settlement and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and LE would likely be required to seek protection under bankruptcy laws.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

Operating Risks.  Successful execution of our business plan depends on several key factors, including reaching an acceptable settlement with GEL, having adequate crude oil and condensate supplies, maintaining the safe and reliable operation of the Nixon Facility, improving margins on refined petroleum products, and meeting contractual obligations. (See “Part I, Item 1. Business –  Business Strategies” for information related to our business plan.)  For the year ended December 31, 2017, execution of our business plan was negatively impacted by several factors, including:

●
Net Losses – For the year ended December 31, 2017, we reported a net loss of $22,328,390, or a loss of $2.09 per share, compared to a net loss of $15,767,448, or a loss of $1.51 per share, for the year ended December 31, 2016.  The $0.58 per share increase in net loss between the periods was the result of the Final Arbitration Award, which was partially offset by improved margins for refined petroleum products and increased sales volume.  The amount expensed in the period related to the Final Arbitration Award was $24,338,628, which represented $2.28 per share.  Excluding the Final Arbitration Award, we would have reported net income of $0.19 per share.

●
Working Capital Deficits – We had a working capital deficit of $69,512,829 at December 31, 2017 compared to a working capital deficit of $37,812,263 at December 31, 2016. Excluding long-term debt, we had a working capital deficit of $29,968,427 at December 31, 2017, compared to working capital of $5,599,927 at December 31, 2016. The significant increase in working capital deficit between the periods primarily related to the Final Arbitration Award and a decrease in cash and cash equivalents.

●
Crude Supply Issues – We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by the contract-related dispute with GEL and other factors, as noted above.  The Final Arbitration Award could have a material adverse effect on our ability to procure adequate amounts of crude oil and condensate from our current supplier or otherwise.

●
Financial Covenant Defaults – In addition to existing events of default related to the Final Arbitration Award, at December 31, 2017, LE and LRM were in violation of certain financial covenants in secured loan agreements with Veritex. Covenant defaults under the secured loan agreements would permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2017 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet the financial covenants in the future. There can be no assurance that Veritex will provide a waiver of events of default related to the Final Arbitration Award, consent to any proposed settlement with GEL or provide future waivers of any financial covenant defaults, which may have an adverse impact on our financial position and results of operations.

During the year ended December 31, 2017, we continued aggressive actions to improve operations and liquidity.  We began selling certain of our refined petroleum products immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk/exposure. We completed construction on several new petroleum storage tanks at the Nixon Facility. Increased petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 30,000 bpd, and (iii) provides an opportunity to generate additional tank rental revenue by leasing to third-parties. We also reduced our working capital requirements in a rising cost environment by decreasing costs, reducing inventory levels, improving our sales cycle, and requiring pre-payments from certain customers.  Management believes that it is taking the appropriate steps to improve operations at the Nixon Facility and our overall financial stability.  However, there can be no assurance that our business plan will be successful, LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  Among other factors, the Final Arbitration Award could prevent us from successfully executing our business plan.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

For additional disclosures related to the contract-related dispute with GEL, the Final Arbitration Award, the GEL Letter Agreement, defaults under secured loan agreements, and risk factors that could materially affect our future business, financial condition and results of operations, refer to the following sections in this Annual Report:

●
Part I, Item 1A. Risk Factors

●
Part I, Item 3. Legal Proceedings

●
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

-
GEL Contract-Related Dispute and Final Arbitration Award

-
Results of Operations

-
Liquidity and Capital Resources

●
Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements:

-
Note (8) Related Party Transactions

-
Note (10) Long-Term Debt, Net

-
Note (19) Commitments and Contingencies – Legal Matters

-
Note (20) Subsequent Events

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

Cash and Cash Equivalents. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.  Cash and cash equivalents totaled $495,296 and $1,152,628 at December 31, 2017 and 2016, respectively.

Restricted Cash. Restricted cash (current portion) primarily represents: (i) amounts held in our disbursement account with Veritex attributable to construction invoices awaiting payment from that account, (ii) a payment reserve account held by Veritex as security for payments under a loan agreement, and (iii) a construction contingency account under which Veritex will fund contingencies.  Restricted cash, noncurrent represents funds held in the Veritex disbursement account for payment of future construction related expenses to build new petroleum storage tanks. At December 31, 2017, total restricted cash was $1,650,927, comprised of restricted cash (current portion) totaling $48,980 and restricted cash, noncurrent totaling $1,601,947.  At December 31, 2016, total restricted cash was $4,930,140, comprised of restricted cash (current portion) totaling $3,347,835 and restricted cash, noncurrent totaling $1,582,305 (See “Note (10) Long-Term Debt, Net” for additional disclosures related to our loan agreements with Veritex.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable consists of customer obligations due in the ordinary course of business.  Since we have a small number of customers with individually large amounts due on any given date, we evaluate potential and existing customers’ financial condition, credit worthiness, and payment history to minimize credit risk. Allowance for doubtful accounts is based on a combination of current sales and specific identification methods. If necessary, we establish an allowance for doubtful accounts to estimate the amount of probable credit losses.  Allowance for doubtful accounts totaled $0 both at December 31, 2017 and 2016.

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

We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations.  For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service.  As a result of the Final Arbitration Award, which represents a significant adverse change that could affect the value of a long-lived asset, management performed potential impairment testing of our refinery and facilities assets in the fourth quarter of 2017. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2017.  We did not record any impairment of our refinery and facilities assets for the year ended December 31, 2016.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

Intangibles – Other. Trade name, an intangible asset, represents the “Blue Dolphin Energy Company” brand name.  We account for intangible assets under FASB ASC guidance related to intangibles, goodwill, and other. Under the guidance, we determined trade name to have an indefinite useful life, and we test intangible assets with indefinite lives annually for impairment.  Management performed its regular annual impairment testing of trade name in the fourth quarter of 2017. Upon completion of that testing, our trade name asset was fully impaired.

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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that a portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any net operating loss (“NOL”) carryforwards.  When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets.  A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of December 31, 2017.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold.  A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2017 and 2016, there were no uncertain tax positions for which a reserve or liability was necessary.  (See “Note (16) Income Taxes” for further information related to income taxes.)

Impairment or Disposal of Long-Lived Assets. In accordance with FASB ASC guidance on accounting for the impairment or disposal of long-lived assets, we periodically evaluate our long-lived assets for impairment. Additionally, we evaluate our long-lived assets when events or circumstances indicate that the carrying value of these assets may not be recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset or group of assets is recognized. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. As a result of the Final Arbitration Award, which represents a significant adverse change that could affect the value of a long-lived asset, management performed potential impairment testing of our refinery and facilities assets in the fourth quarter of 2017. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2017.  We did not record any impairment of our refinery and facilities assets for the year ended December 31, 2016.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

New Pronouncements Issued, Not Yet Effective. The following are recently issued, but not yet effective, ASU’s that may influence our consolidated financial position, results of operations, or cash flows:

ASU 2018-05, Income Taxes (Topic 740).  In March 2018, FASB issued ASU 2018-05. This guidance amends SEC paragraphs in ASC 740, Income Taxes, to reflect SAB 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment.  This guidance also includes amendments to the XBRL Taxonomy.  For public business entities, the amendments in ASU 2018-05 are effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  We do not expect adoption of this guidance to have a significant impact on our consolidated financial statements.

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

ASU 2014-09, Revenue from Contracts with Customers.  In May 2014, FASB issued ASU 2014-09 and has since amended the standard with ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date; ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update); ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers; and ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606).  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Effective January 1, 2017, we began reporting as a single business segment – Refinery Operations.  Business activities related to our Refinery Operations business segment are conducted at the Nixon Facility.  Due to their small size, current and prior year ended amounts associated with Pipeline Transportation operations were reclassified to Corporate and Other. Pipeline Transportation operations diminished significantly as services to third-parties ceased and third-party wells along our pipeline corridor were permanently abandoned.  Business segment information for the periods indicated (and as of the dates indicated), was as follows:

	Years Ended December 31,
	2017			2016
	Segment			Segment
	Refinery			Refinery
	Operations	Corporate & Other	Total	Operations	Corporate & Other	Total
Revenue from operations	$258,449,579	$-	$258,449,579	$167,780,326	$74,990	$167,855,316
Less: cost of operations(1)	(252,099,846)	(1,768,989)	(253,868,835)	(175,340,816)	(2,450,133)	(177,790,949)
Other non-interest income(2)	-	1,912,905	1,912,905	-	1,914,607	1,914,607
Less: JMA Profit Share(3)	-	-	-	(359,260)	-	(359,260)
Less: Arbitration award(4)	(24,338,628)	-	(24,338,628)	-	-	-
EBITDA(5)	$(17,988,895)	$143,916		$(7,919,750)	$(460,536)

Depletion, depreciation and
amortization			(1,810,134)			(1,935,644)
Interest expense, net			(2,673,277)			(1,844,281)
Loss before income taxes			(22,328,390)			(12,160,211)
Income tax expense			-			(3,607,237)
Net loss			$(22,328,390)			$(15,767,448)
Capital expenditures	$4,082,611	$-	$4,082,611	$15,041,074	$-	$15,041,074
Identifiable assets	$71,708,714	$1,699,610	$73,408,324	$74,236,629	$1,123,389	$75,360,018
_____________________
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
(3)
The JMA Profit Share represents the GEL Profit Share plus the Performance Fee for the period pursuant to the Joint Marketing Agreement, under which marketing activities have ceased.  (See “Note (1) Organization – Going Concern – Final GEL Arbitration Award” for further discussion related to the contract-related dispute with GEL.)

(4)	Arbitration award reflects damages and GEL’s attorneys’ fees and related expenses awarded to GEL as part of the Final Arbitration Award.
(5)
EBITDA is a non-GAAP financial measure.  See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to EBITDA.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	December 31,
	2017	2016
Prepaid crude oil and condensate	$912,702	$-
Prepaid insurance	294,269	248,853
Short-term tax bond	-	505,000
Prepaid exise taxes	-	292,338

	$1,206,971	$1,046,191

(6)	Inventory

Inventory as of the dates indicated consisted of the following:

	December 31,
	2017	2016
HOBM	$1,558,066	$212,987
Crude oil and condensate	961,571	26,123
AGO	213,402	143,362
Naphtha	169,591	533,580
Chemicals	161,563	182,751
Propane	17,450	11,318
LPG mix	7,561	1,293
Jet fuel	-	964,124

	$3,089,204	$2,075,538

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	December 31,
	2017	2016
Refinery and facilities	$51,432,434	$50,814,309
Land	566,159	602,938
Other property and equipment	652,795	652,795
	52,651,388	52,070,042

Less: Accumulated depletion, depreciation, and amortization	(8,495,378)	(6,685,244)
	44,156,010	45,384,798

Construction in progress	20,440,929	16,939,665

	$64,596,939	$62,324,463

We capitalize interest cost incurred on funds used to construct property, plant, and equipment.  The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s useful life.  Interest cost capitalized, which is currently included in construction in progress, was $3,857,082 and $2,108,298 at December 31, 2017 and 2016, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)
(8)	Related Party Transactions

Blue Dolphin and certain of its subsidiaries are party to several agreements with LEH and its affiliates.  Management believes that these related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

Related Parties.

LEH.  LEH is our controlling shareholder.  Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH.  Together LEH and Jonathan Carroll own 80.2% of our Common Stock.  Related party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan and Security Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) a Debt Assumption Agreement with LE.

Ingleside Crude, LLC (“Ingleside”).  Ingleside is a related party of LEH and Jonathan Carroll.  Blue Dolphin is party to an Amended and Restated Promissory Note with Ingleside.

Lazarus Marine Terminal I, LLC (“LMT”).   LMT is a related party of LEH and Jonathan Carroll.  LE is party to a Tolling Agreement with LMT.

Jonathan Carroll.  Jonathan Carroll is Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin.  Related party agreements with Jonathan Carroll include: (i) Amended and Restated Guaranty Fee Agreements with LE and LRM and (ii) an Amended and Restated Promissory Note with Blue Dolphin.

Currently, we depend on LEH and its affiliates (including Jonathan Carroll and Ingleside) for financing when revenue from operations and borrowings under bank facilities are insufficient to meet our liquidity needs.  Such borrowings are reflected in our consolidated balance sheets in accounts payable, related party, and/or long-term debt, related party.  Each quarter amounts owed by the parties are settled with amounts to be paid by the parties as discussed within this Note (8), Related Party Transactions.  As a result, related-party transactions do not always reflect cash payments between the parties.

Operations Related Agreements.

Amended and Restated Operating Agreement.  LEH operates and manages all Blue Dolphin properties pursuant to the Amended and Restated Operating Agreement. The Amended and Restated Operating Agreement, which was restructured following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL, expires: (i) April 1, 2020, (ii) upon written notice by either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in our best interest. Blue Dolphin reimburses LEH at cost plus five percent (5%) for all reasonable Blue Dolphin expenses incurred while LEH performs the services.  These expenses are reflected within refinery operating expenses in our consolidated statements of operations.

Jet Fuel Sales Agreement.  LE sells jet fuel and other products to LEH pursuant to a Jet Fuel Sales Agreement.  LEH, which is HUBZone certified, resells these products to a government agency.  The Jet Fuel Sales Agreement terminates on the earliest to occur of: (a) a one-year term expiring March 31, 2018 plus a 30-day carryover or (b) delivery of a maximum quantity of jet fuel as defined therein.  LEH believes that it will be awarded a new jet fuel sales contract following the expiration of the current agreement.  Sales to LEH under the Jet Fuel Sales Agreement are reflected within refined petroleum product sales in our consolidated statements of operations. (LRM previously leased Nixon Facility petroleum storage tanks to LEH for the storage of the jet fuel under a Terminal Services Agreement.  The Terminal Services Agreement has been terminated as described below).

Terminal Services Agreement.  Pursuant to a Terminal Services Agreement, LEH leased petroleum storage tanks from LRM at the Nixon Facility for the storage of Blue Dolphin purchased jet fuel under the Jet Fuel Sales Agreement (as described above).  The Terminal Services Agreement was terminated in June 2017.  Rental fees received from LEH under the Terminal Services Agreement are reflected within tank rental revenue in our consolidated statements of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

Amended and Restated Tank Lease Agreement.  Pursuant to an Amended and Restated Tank Lease Agreement with Ingleside, LE leased petroleum storage tanks to meet periodic, additional storage needs.  The Amended and Restated Tank Lease Agreement was terminated in July 2017.  Rental fees owed to Ingleside under the tank lease agreement are reflected within long-term debt, related party, net of current portion in our consolidated balance sheets. Amounts expensed as rental fees to Ingleside under the Amended and Restated Tank Lease Agreement are reflected within refinery operating expenses in our consolidated statements of operations.

Tolling Agreement.  In May 2016, LE entered a Tolling Agreement with LMT to facilitate loading and unloading of petroleum products by barge at LMT’s dock facility in Ingleside, Texas.  The Tolling Agreement has a five-year term and may be terminated at any time by the agreement of both parties.  LE pays LMT a flat reservation fee monthly.  The reservation fee includes tolling volumes up to 84,000 gallons per day.  Excess tolling volumes are subject to an increased per gallon rate.  Amounts expensed as tolling fees under the Tolling Agreement are reflected in cost of refined products sold in our consolidated statements of operations.

Financial Agreements.

Loan and Security Agreement.  In August 2016, BDPL entered a loan and security agreement with LEH as evidenced by a promissory note in the original principal amount of $4.0 million (the “LEH Loan Agreement”).  The LEH Loan Agreement matures in August 2018 and accrues interest at rate of 16.00%.  A final balloon payment is due at maturity.

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

Promissory Notes.  We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements.  The below promissory notes represent non-cash advances, such as conversions of accounts payable to debt, to fund our working capital requirements. There can be no assurance that LEH and its affiliates will continue to fund our working capital requirements.

●
June LEH Note – In March 2017, Blue Dolphin entered a promissory note with LEH (the “March LEH Note”).  In June 2017, the March LEH Note was amended and restated to increase the principal amount (the “June LEH Note”).  The June LEH Note accrued interest at a rate of 8.00% and had a maturity date of January 2019.  During the second quarter of 2017, principal and accrued interest balance due under the June LEH Note was settled to $0 with amounts owed to us by LEH under the Jet Fuel Sales Agreement.

●
March Ingleside Note – In March 2017, a promissory note between Blue Dolphin and Ingleside was amended and restated (the “March Ingleside Note”) to increase the principal and extend the maturity date to January 2019. Interest under the March Ingleside Note, which is compounded annually and accrued at a rate of 8.00%, was paid in kind and added to the outstanding balance.  Under the March Ingleside Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.

●
March Carroll Note – In March 2017, a promissory note between Blue Dolphin and Jonathan Carroll was amended and restated (the “March Carroll Note”) to increase the principal amount, revise the payment terms to reflect payment in cash and shares of Blue Dolphin Common Stock, and extend the maturity date to January 2019.  Interest under the March Carroll Note, which is compounded annually and accrued at a rate of 8.00%, was paid in kind and added to the outstanding balance.  Under the March Carroll Note, prepayment, in whole or in part, is permissible at any time and from time to time, without premium or penalty.

Outstanding principal and accrued interest owed to Ingleside and Jonathan Carroll under the March Ingleside Note and March Carroll Note, respectively, are reflected in long-term debt, related party, net of current portion in our consolidated balance sheets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

Debt Assumption Agreement.  On September 18, 2017, LEH paid, on LE’s behalf, certain obligations totaling $3,648,742 to GEL relating to the GEL Arbitration and the GEL Letter Agreement. In exchange for such payments, LE agreed to assume $3,677,953 of LEH’s existing indebtedness pursuant to the Debt Assumption Agreement, entered on November 14, 2017 and made effective September 18, 2017, by and among LE, LEH and John Kissick.  Debt held by John Kissick, including the debt associated with the Debt Assumption Agreement, is reported in this Annual Report as the Notre Dame Debt and is reflected in long-term debt less unamortized debt issue costs, current portion in our consolidated balance sheets, as it is currently in default.  (See “Note (10) Long-Term Debt, Net” for further discussion related to the Notre Dame Debt.)

Amended and Restated Guaranty Fee Agreements.  Pursuant to Amended and Restated Guaranty Fee Agreements, Jonathan Carroll earns fees for providing his personal guarantee on certain LE and LRM long-term debt.  Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under certain LE and LRM loan agreements.  Amounts owed to Jonathan Carroll under Amended and Restated Guaranty Fee Agreements are reflected within long-term debt, related party, net of current portion in our consolidated balance sheets.  Amounts expensed related to Amended and Restated Guarantee Fee Agreements are reflected within interest and other expense in our consolidated statements of operations.

The First Amendment, Second Amendment, Third Amendment and Fourth Amendment prohibit Blue Dolphin and its affiliates from making any pre-payments on indebtedness, other than in the ordinary course of business as described in the GEL Letter Agreement, and from making any payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements between November 1, 2017 and the end of the Continuance Period. (Jonathan Carroll has received no cash payments since August 2016 and no common stock payments since May 2017 under the Amended and Restated Guaranty Fee Agreements.) (See “Note (10) Long-Term Debt, Net” for further discussion related to these guaranty fee agreements.)

Financial Statements Impact.

Consolidated Balance Sheets.  Accounts receivable, related party to LEH associated with the Jet Fuel Sales Agreement was $652,928 and $1,161,589 at December 31, 2017 and 2016, respectively.  Accounts payable, related party to LMT associated with the Tolling Agreement was $974,400 and $369,600 at December 31, 2017 and 2016, respectively.

Long-term debt, related party associated with the LEH Loan Agreement, March Ingleside Note, and March Carroll Note as of the dates indicated was as follows:

	December 31,
	2017	2016
LEH	$4,000,000	$4,000,000
Ingleside	1,168,748	722,278
Jonathan Carroll	439,733	592,412

	5,608,481	5,314,690

Less: Long-term debt, related party,
current portion	(4,000,000)	(500,000)

	$1,608,481	$4,814,690

Accrued interest associated with the LEH Loan Agreement was $892,444 and $243,556 at December 31, 2017 and 2016, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Operations.  Related party revenue from LEH associated with:

	Years Ended December 31,
	2017	2016
Jet fuel sales	$81,094,419	$37,757,612
Jet fuel storage fees
HOBM sales	3,425,455	3,322,770
Other product sales	-	2,824,408

	$85,194,874	$45,029,790

Related party cost of goods sold associated with the Tolling Agreement with LMT totaled $604,800 and $369,600 for the years ended December 31, 2017 and 2016, respectively.

Related party refinery operating expenses associated with the Amended and Restated Operating Agreement with LEH and the Amended and Restated Tank Lease Agreement with Ingleside for the periods indicated were as follows:

	Years Ended December 31,
	2017		2016
	Amount	Per bbl	Amount	Per bbl
LEH	$8,145,553	$1.81	$11,140,676	$3.10
Ingleside	-	-	900,000	0.25

	$8,145,553	$1.81	$12,040,676	$3.35

For the year ended December 31, 2017, refinery operating expenses per bbl decreased compared to the year ended December 31, 2016 due to the revised cost-plus expense reimbursement structure.  In addition, refinery operating expenses per bbl were higher during the year ended December 31, 2016 due to significant refinery downtime.

Related party interest expense associated with the LEH Loan Agreement and Amended and Restated Guaranty Fee Agreements for the periods indicated was as follows:

	Years Ended December 31,
	2017	2016
Jonathan Carroll	$663,130	$692,969
LEH	$706,146	243,556

	$1,369,276	$936,525

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	December 31,
	2017	2016
Unearned revenue	$449,800	$408,770
Board of director fees payable	206,429	136,429
Property taxes	130,736	4,694
Other payable	116,361	189,719
Customer deposits	109,029	450,000
Excise and income taxes payable	79,260	24,187
Insurance	67,850	67,783

	$1,159,465	$1,281,582

(10)	Long-Term Debt, Net

Long-term debt, net represents the outstanding principal of long-term debt less associated debt issue costs.  Long-term debt, net as of the dates indicated consisted of the following:

	December 31,
	2017	2016
First Term Loan Due 2034 (in default)	$23,199,031	$23,924,607
Second Term Loan Due 2034 (in default)	9,501,930	9,729,853
Notre Dame Debt (in default)	4,977,953	1,300,000
Term Loan Due 2017	-	184,994
Capital Leases	-	135,879
	$37,678,914	$35,275,333

Less: Current portion of long-term debt, net	(35,544,402)	(31,712,336)

Less: Unamortized debt issue costs	(2,134,512)	(2,262,997)

	$-	$1,300,000

Unamortized debt issue costs, which relate to secured loan agreements with Veritex, as of the dates indicated consisted of the following:

	December 31,
	2017	2016
First Term Loan Due 2034 (in default)	$1,673,545	$1,673,545
Second Term Loan Due 2034 (in default)	767,673	767,673

Less: Accumulated amortization	(306,706)	(178,221)

	$2,134,512	$2,262,997

Amortization expense was $128,484 and $128,233 for the years ended December 31, 2017 and 2016, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

Accrued interest associated with long-term debt, net is reflected as interest payable, current portion and long-term interest payable, net of current portion in our consolidated balance sheets and includes related party interest.  Accrued interest as of the dates indicated consisted of the following:

	December 31,
	2017	2016
Notre Dame Debt (in default)	$2,046,083	$1,691,383
LEH Loan Agreement (related party)	892,444	243,556
Second Term Loan Due 2034 (in default)	49,202	44,984
First Term Loan Due 2034 (in default)	40,042	33,866
Capital Leases	-	1,165
Term Loan Due 2017	-	185

	3,027,771	2,015,139

Less: Interest payable, current portion	(3,027,771)	(323,756)

Long-term interest payable, net of current portion	$-	$1,691,383

At December 31, 2017, our expected future long-term debt payments were as follow:

Years Ending December 31,

	Principal	Debt Issue Costs	Total
2018	$41,678,914	$(2,134,512)	$39,544,402
2019	1,608,481	-	1,608,481
2020	-	-	-
2021	-	-	-
2022	-	-	-
Subsequent to 2022	-	-	-
	$43,287,395	$(2,134,512)	$41,152,883

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

As described elsewhere in this Annual Report, Veritex notified LE that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034.  In addition to existing events of default related to the Final Arbitration Award, at December 31, 2017, LE was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the first Term Loan Due 2034.  LE also failed to replenish a payment reserve account as required.  The occurrence of events of default under the First Term Loan Due 2034 permits Veritex to declare the amounts owed under the First Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE’s obligations under the loan agreement, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the First Term Loan Due 2034 considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the First Term Loan Due 2034 and informed LE that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement.  Any exercise by Veritex of its rights and remedies under the First Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations and would likely require us to seek protection under bankruptcy laws.  (See “Note (1) Organization – Going Concern and Operating Risks” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

As a condition of the First Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LE entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earns a fee equal to 2.00% per annum of the outstanding principal balance owed under the First Term Loan Due 2034.  Effective in April 2017, the Guaranty Fee Agreement associated with the First Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock.  For the years ended December 31, 2017 and 2016, guaranty fees earned by Jonathan Carroll related to the First Term Loan Due 2034 totaled $470,610 and $485,463, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. (Jonathan Carroll has received no cash payments since August 2016 and no common stock payments since May 2017 under the Amended and Restated Guaranty Fee Agreements.)   LEH, LRM and Blue Dolphin also guaranteed the First Term Loan Due 2034. (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll)

A portion of the proceeds of the First Term Loan Due 2034 were used to refinance approximately $8.5 million of debt owed under a previous debt facility with American First National Bank.  Remaining proceeds are being used primarily to construct new petroleum storage tanks at the Nixon Facility. The First Term Loan Due 2034 is secured by: (i) a first lien on all Nixon Facility business assets (excluding accounts receivable and inventory), (ii) assignment of all Nixon Facility contracts, permits, and licenses, (iii) absolute assignment of Nixon Facility rents and leases, including tank rental income, (iv) a payment reserve account held by Veritex, and (v) a pledge of $5.0 million of a life insurance policy on Jonathan Carroll.  The First Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for bank facilities of this type.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

As described elsewhere in this Annual Report, Veritex notified LRM that the Final Arbitration Award constitutes an event of default under the Second Term Loan Due 2034.  In addition to existing events of default related to the Final Arbitration Award, at December 31, 2017, LRM was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the Second Term Loan Due 2034.  The occurrence of events of default under the Second Term Loan Due 2034 permits Veritex to declare the amounts owed under the Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LRM’s obligations under the loan agreement, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the Second Term Loan Due 2034 considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the Second Term Loan Due 2034 and informed LRM that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement.  Any exercise by Veritex of its rights and remedies under the Second Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations and would likely require us to seek protection under bankruptcy laws. (See “Note (1) Organization – Going Concern and Operating Risks” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

As a condition of the Second Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earns a fee equal to 2.00% per annum of the outstanding principal balance owed under the Second Term Loan Due 2034.  Effective in April 2017, the Guaranty Fee Agreement associated with the Second Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock.  For the years ended December 31, 2017 and 2016, guaranty fees earned by Jonathan Carroll related to the Second Term Loan Due 2034 totaled $192,108 and $197,024, respectively.  Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.   (Jonathan Carroll has received no cash payments since August 2016 and no common stock payments since May 2017 under the Amended and Restated Guaranty Fee Agreements.)  LEH, LE and Blue Dolphin also guaranteed the Second Term Loan Due 2034.  (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

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

Notre Dame Debt (In Default). LE entered a loan with Notre Dame Investors, Inc. as evidenced by a promissory note in the original principal amount of $8.0 million, which is currently held by John Kissick (the “Notre Dame Debt”). Pursuant to a Sixth Amendment to the Notre Dame Debt, entered on November 14, 2017 and made effective September 18, 2017, the Notre Dame Debt was amended to increase the principal amount by $3,677,953 (the “Additional Principal”). The Additional Principal was used to make payments to GEL to reduce the balance of the Final Arbitration Award in the amount of $3,648,742 in accordance with the GEL Letter Agreement.  Interest on the principal accrues at a rate of 16.00%.  The Notre Dame Debt matured in January 2018, however, pursuant to a Subordination Agreement dated June 2015, the holder of the Notre Dame Debt agreed to subordinate its right to payments, as well as any security interest and liens on the Nixon Facility, in favor of Veritex as holder of the First Term Loan Due 2034.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

As a condition of the Term Loan Due 2017, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earned a fee equal to 2.00% per annum of the outstanding principal balance owed under the Term Loan Due 2017.  Effective in April 2017, the Guaranty Fee Agreement associated with the Term Loan Due 2017 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock. (Guaranty Fee Agreements associated with the First Term Loan Due 2034, Second Term Loan Due 2034, and Term Loan Due 2017 are collectively referred to in this Annual Report as the “Amended and Restated Guaranty Fee Agreements”).  For the years ended December 31, 2017 and 2016, guaranty fees earned by Jonathan Carroll related to the Term Loan Due 2017 totaled $411 and $10,483, respectively. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. (Jonathan Carroll has received no cash payments since August 2016 and no common stock payments since May 2017 under the Amended and Restated Guaranty Fee Agreements.)

Capital Leases.  In 2014, LRM entered a 36-month build-to-suit capital lease for the purchase of new boiler equipment for the Nixon Facility. The lease, which was guaranteed by Blue Dolphin, required a quarterly payment in the amount of $44,258. The lease matured in December 2017, and management is currently evaluating end of lease options. One of the boilers was placed in service during the second quarter of 2017, being reclassified on our consolidated balance sheets from construction in progress to refinery and facilities. The other boiler remains in construction in progress.

A summary of equipment held under long-term capital leases as of the dates indicated follows:

	December 31,
	2017	2016
Boiler equipment	$538,598	$538,598
Less: accumulated depreciation	7,655	-

	$546,253	$538,598

At December 31, 2017, there were no future minimum lease commitments under non-cancelable capital leases.

(11)	Asset Retirement Obligations

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

Changes to our ARO liability for the periods indicated were as follows:

	December 31,
	2017	2016
Asset retirement obligations, at the beginning of the period	$2,027,639	$1,985,864
Liabilities settled	(444)	(70,969)
Accretion expense	287,376	112,744
	2,314,571	2,027,639
Less: asset retirement obligations, current portion	(2,314,571)	(17,510)

Long-term asset retirement obligations, at the end of the period	$-	$2,010,129

Liabilities settled represents amounts paid for plugging and abandonment costs against the asset’s ARO liability.  At December 31, 2017 and 2016, we recognized $444 and $70,969, respectively, in liabilities settled. Abandonment expense represents amounts paid for plugging and abandonment costs that exceed the asset’s ARO liability.  For the years ended December 31, 2017 and 2016, we recognized $0 in abandonment expense.

(12)	Impairment

For the years ended December 31, 2017 and 2016, we recorded impairment expense of $303,346 and $968,684, respectively.  The impairment expense for the year ended December 31, 2017 related to trade name.  The impairment expense for the year ended December 31, 2016 related to our pipeline fixed assets.

At the time of the 2012 reverse acquisition, our trade name valuation was tied to pipeline transportation and exploration and production revenue and assumed, under the relief-from-royalty approach, a growth rate of 2.2% annually.  Although growth in these operations did not materialize for economic reasons, management believed there was value associated with Blue Dolphin’s listing as a publicly-traded company.  Given the decline in the price per share of our common stock following the Final Arbitration Award, we fully impaired the trade name asset. Trade name is not associated with, nor is it material to, our refinery operations business segment.

(13)	Treasury Stock

At December 31, 2017 and 2016, we had 0 and 150,000 shares of treasury stock, respectively.  In May 2017, we issued 150,000 shares of treasury stock to Jonathan Carroll as payment for amounts due under the March Carroll Note. The issuance price of the treasury stock issued to Mr. Carroll was $2.48 per share, which represents the preceding 30-day average closing price of the Common Stock, in accordance with the Amended and Restated Guaranty Fee Agreements.  The shares of treasury stock issued to Mr. Carroll are restricted per applicable securities holding periods for affiliates.

(14)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor.  At December 31, 2017 and 2016, we had cash balances (including restricted cash) of more than the FDIC insurance limit per depositor in the amount of $1,602,045 and $5,372,689, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

Key Supplier.

As discussed elsewhere in this Annual Report, we ceased purchases of crude oil and condensate from GEL under the Crude Supply Agreement in November 2016.  (See “Part I, Item 1A. Risk Factors” and “Note (19) Commitments and Contingencies – Legal Matters” for disclosures related to the Crude Supply Agreement, the contract-related dispute with GEL, and the Final Arbitration Award.)  We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase crude oil and condensate is dependent on our liquidity and access to capital, which have been adversely affected by net losses, working capital deficits, the contract-related dispute with GEL, and financial covenant defaults in secured loan agreements.  The Final Arbitration Award could have a material adverse effect on our ability to procure adequate amounts of crude oil and condensate from our current supplier or otherwise.

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances.  Therefore, we believe that our accounts receivable credit risk exposure is limited.

For the year ended December 31, 2017, we had 3 customers that accounted for approximately 70% of our refined petroleum product sales.  LEH was 1 of these 3 significant customers and accounted for approximately 33% of our refined petroleum product sales.  At December 31, 2017, these 3 customers represented approximately $1.3 million in accounts receivable.  LEH represented approximately $0.7 million in accounts receivable.  LEH, which is HUBZone certified, purchases our jet fuel and resells the jet fuel to a government agency.  (See “Part I, Item 1. Business – Management” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions, Note (10) Long-Term Debt, Net, and Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

For the year ended December 31, 2016, we had 4 customers that accounted for approximately 67% of our refined petroleum product sales.  LEH was one of these 4 significant customers and accounted for approximately 27% of our refined petroleum product sales. At December 31, 2016, these 4 customers represented approximately $1.6 million in accounts receivable.  LEH represented approximately $1.6 million in accounts receivable.

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we occasionally sell low-sulfur diesel to customers that export to Mexico.   Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Years Ended December 31,
	2017		2016
LPG mix	$122,911	0.1%	$714,285	0.4%
Naphtha	60,407,725	23.6%	35,544,394	21.5%
Jet fuel	81,094,418	31.7%	55,459,227	33.5%
HOBM	54,851,030	21.5%	35,924,098	21.8%
Reduced Crude	-	0.0%	3,791,919	2.3%
AGO	59,071,227	23.1%	33,979,855	20.5%

	$255,547,311	100.0%	$165,413,778	100.0%

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

(15)	Leases

Our principal office is in Houston, Texas.  The office space is leased by BDSC, as lessee, under a 2006 lease agreement that expired in September 2017.  Effective January 1, 2018, BDSC entered an amended lease agreement (the “Lease Amendment”) that: (i) reduced the leased premises from 13,878 square feet to 7,675 square feet (ii) extended the lease period by sixty-eight (68) months expiring on August 31, 2023, and (iii) has an initial monthly base rental of $18,868. Of the 7,675 square feet, 1,186 square feet is used and paid for by LEH.  The Lease Amendment includes an allowance for lessee improvements, rent abatements, and a five-year renewal option.

For the years ended December 31, 2017 and 2016, rent expense totaled $161,920 and $142,604, respectively. Rent expense is recognized on a straight-line basis.

At December 31, 2017, there were no future minimum lease commitments that were non-cancelable under our expiring office lease.  However, future minimum lease commitments that were non-cancelable under the Lease Amendment were as follow:

Years Ending December 31,
2018	$113,206
2019	190,276
2020	229,930
2021	233,448
2022	237,285
2023	160,535
$1,164,680

(16)	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The principal element of the Tax Cuts and Jobs Act relevant to our financial statements is a reduction in the U.S. federal corporate tax rate from 34% to 21%, effective January 1, 2018. Other provisions of the Tax Cuts and Jobs Act did not have a significant impact on our financial statements for the year ended December 31, 2017.

The provision for income taxes as of the dates indicated consisted of the following:

	December 31,
	2017	2016
Current	$-	$-
Deferred		-
Deferred provision		-
Impact of change in enacted tax rates	6,654,184	-
Change in valuation allowance	(6,654,184)	(3,607,237)
Total provision for income taxes	$0	$(3,607,237)

In 2017, our effective tax rate differed from the U.S. federal statutory rate primarily due to re-measuring deferred income taxes at the new statutory tax rate and the related change of the valuation allowance over our deferred tax assets.  At the date of enactment of the Tax Cuts and Jobs Act, we re-measured our deferred tax assets and liabilities using a rate of 21%, which is the rate expected to be in place when such deferred assets and liabilities are expected to reverse in the future.  The re-measurement reduced our net deferred tax assets by $6,654,184.  In 2016, our effective tax rate differed from the U.S. federal statutory rate primarily due to a change in the valuation allowance of our deferred tax assets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

The state of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin. Although TMT is imposed on an entity’s gross profit rather than on its net income, certain aspects of TMT make it like an income tax.  Accordingly, TMT is treated as an income tax for financial reporting purposes.

Effective Tax Rate.  Our effective tax rate was as follows:

	December 31,
	2017	2016
Expected tax rate	34.00%	34.00%
Permanent differences	0.00%	0.00%
State tax	0.00%	0.00%
Federal tax	0.00%	0.00%
Change in valuation allowance	(34.00%)	(63.66%)
	0.00%	(29.66%)

Deferred income taxes as of the dates indicated consisted of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss and capital loss carryforwards	$9,767,205	$13,550,338
Accrued arbitration award payable	4,122,187	-
Start-up costs (Nixon Facility)	763,428	1,373,363
Asset retirement obligations liability/deferred revenue	494,816	717,751
AMT credit and other	216,925	266,522
Total deferred tax assets	15,364,561	15,907,974

Deferred tax liabilities:
Basis differences in property and equipment	(4,415,061)	(5,895,943)
Total deferred tax liabilities	(4,415,061)	(5,895,943)

	10,949,500	10,012,031

Valuation allowance	(10,949,500)	(10,012,031)

Deferred tax assets, net	$-	$-

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

NOL Carryforwards.  Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). For income tax purposes, we experienced ownership changes in 2005, relating to a series of private placements, and in 2012, because of a reverse acquisition, that limit the use of pre-change NOL carryforwards to offset future taxable income.  In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards that were generated prior to the ownership change to an annual use limitation of $638,196 per year.  Unused portions of the annual use limitation amount may be used in subsequent years.  Because of the annual use limitation, approximately $6.7 million in NOL carryforwards that were generated prior to the 2012 ownership change will expire unused.  NOL carryforwards that were generated after the 2012 ownership change are not subject to an annual use limitation under IRC Section 382 and may be used for a period of 20 years in addition to available amounts of NOL carryforwards generated prior to the ownership change.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
Balance at December 31, 2015	$9,614,449	$9,616,941	$19,231,390

Net operating losses	-	13,945,128	13,945,128

Balance at December 31, 2016	$9,614,449	$23,562,069	$33,176,518

Net operating losses	-	6,656,563	6,656,563

Balance at December 31, 2017	$9,614,449	$30,218,632	$39,833,081

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At December 31, 2017 and 2016, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of December 31, 2017 and 2016.

(17)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Years Ended December 31,
	2017	2016
Net loss	$(22,328,390)	$(15,767,448)

Basic and diluted income per share	$(2.09)	$(1.51)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,689,615	10,464,061

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the years ended December 31, 2017 and 2016 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

(18)	Inventory Risk Management

During 2017, we began selling certain of our refined petroleum products immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk/exposure.  Previously, Genesis/GEL used commodity futures contracts to mitigate the volatile change in value for our crude oil and refined petroleum products inventory.

The following table provides the effect of derivative instruments in our consolidated statements of operations for the years ended December 31, 2017 and 2016:

		Gain (Loss) Recognized
		Years Ended December 31,
Derivatives	Statements of Operations Location	2017	2016
Commodity contracts	Cost of refined products sold	$-	$(2,445,898)

(19)	Commitments and Contingencies

Legal Matters.

GEL Contract-Related Dispute and Final Arbitration Award.  See “Note (1) Organization – Going Concern – Final GEL Arbitration Award” for disclosures related to the GEL contract-related dispute and Final Arbitration Award.  In addition, see "Part I, Item 3. Legal Proceedings” for additional information regarding the contract related dispute and Final Arbitration Award.

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

Financing Agreements. See “Note (10) Long-Term Debt, Net” for additional disclosures related to financing agreements.

Guarantees. Blue Dolphin and certain of its subsidiaries have guarantees for affiliates related to long-term debt.  The maximum amount of any guarantee is reduced as payments are made by the affiliate.  Blue Dolphin has recorded no liability for these guarantees.  See “Note (10) Long-Term Debt, Net” for additional disclosures related to guarantees.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17
Notes to Consolidated Financial Statements (Continued)

Supplemental Pipeline Bonds. In 2016, the Bureau of Ocean Energy Management (the “BOEM”) requested that BDPL provide additional supplemental bonds or acceptable financial assurance of approximately $4.6 million related to five (5) existing pipeline rights-of-way. At December 31, 2017 and 2016, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM.  Of the five (5) existing pipeline rights-of-ways related to BOEM’s request, the pipeline associated with one (1) right-of-way was decommissioned in 1997.  The Bureau of Safety and Environmental Enforcement (the “BSEE”) approved BDPL permit requests to decommission in place the pipelines for three (3) of these rights-of-way.  As a result, management is seeking a waiver of BOEM’s request for additional financial assurance.  There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way.  If BDPL is required by the BOEM to provide significant additional supplemental bonds or acceptable financial assurance, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

(20)	Subsequent Events

BDSC Principal Office Lease.  See “Note (15) Leases” for disclosures related to an amendment to the lease agreement for our principal office.

Sixth Amendment to GEL Letter Agreement.  On March 26, 2018, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into a sixth amendment to the GEL Letter Agreement, which extended the Continuance Period through April 30, 2018, in order to facilitate ongoing discussions.  An additional $500,000.00 was paid to GEL on March 26, 2018, which amount has been applied to reduce the balance of the final award.  (See “Note (1) Organization – Going Concern – Final GEL Arbitration Award” for disclosures related to the GEL contract-related dispute and Final Arbitration Award.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

Management’s Assessment. Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal controls over financial reporting at December 31, 2017. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission Framework and SOX Compliance. Relating to such evaluation, management concluded that our internal controls over financial reporting were effective at December 31, 2017.

Changes in Internal Control over Financial Reporting.  During the period covered by this report there have been no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

ITEM 9B.  OTHER INFORMATION

None.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Structure and Management

Blue Dolphin is a Delaware corporation that was formed in 1986.  Blue Dolphin is controlled by Lazarus Energy Holdings, LLC (“LEH”). LEH operates and manages all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”).  Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together LEH and Jonathan Carroll own 80.2% of our common stock, par value $0.01 per share (the “Common Stock). (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions, Note (10) Long-Term Debt, Net and Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

Board Composition

The amended and restated bylaws of Blue Dolphin provide that the Board shall consist of five members, with the precise number to be determined from time to time by the Board, except that no decrease in the number shall have the effect of shortening the term of an incumbent director. The Board currently has five directors, each serving until the next annual meeting of stockholders to be held by Blue Dolphin. The following sets forth, at April 2, 2018, each director’s name, age, principal occupation and directorships during the past five (5) years, as well as their relevant knowledge and experience that led to their appointment to the Board:

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Jonathan P. Carroll, 56

Blue Dolphin Energy Company
Chairman of the Board (since 2014)
Chief Executive Officer, President,
Assistant Treasurer and Secretary (since 2012)

Lazarus Energy Holdings, LLC (“LEH”)
President and majority owner (since 2006)
Together LEH and Jonathan Carroll own 80.2% of our outstanding Common Stock.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Ryan A. Bailey, 42

Children’s Health System of Texas
Head of Investments (since 2014)

The Meadows Foundation
Investment Officer/Interim Chief Investment Officer (2006 to 2014)

Mr. Bailey was appointed to Blue Dolphin’s Board in November 2015.  He is currently a member of the Audit and Compensation Committees.  He also serves as an advisor and mentor to Texas Wall Street Women, a non-profit member organization; is a member of the advisory board of Solovis, Inc., an investment software company; and serves as a Board member for the Texas Hedge Fund Association.

Mr. Bailey earned a Bachelor of Arts in Economics from Yale University and completed a graduate course in tax planning from the Yale School of Management.  He holds professional credentialing as a Chartered Financial Analyst (CFA), Financial Risk Manager (FRM), Chartered Alternative Investment Analyst (CAIA) and Chartered Market Technician (CMT). Based on his educational and professional experiences, Mr. Bailey possesses particular knowledge and experience in finance, financial analysis and modeling, investment management, risk assessment and strategic planning that strengthen the Board’s collective qualifications, skills and experience.

Amitav Misra, 40

Arundo Analytics, Inc.
Vice President of Marketing (since June 2017)

Cardinal Advisors
Founder and Partner (2014 to 2017)

Taxa, Inc.
President, Director and Chief Operating Officer (2012 to 2014)

EnerNOC, Inc.
Channel Manager (2011 to 2012)

Mr. Misra has served on Blue Dolphin’s Board since 2014.  He is currently a member of the Audit and Compensation Committees.  Mr. Misra serves as an advisor to several energy technology and private investment companies.  He is also a director of the Houston Center for Literacy, a non-profit organization.

Mr. Misra earned a Bachelor of Arts in Economics from Stanford University and holds FINRA Series 79 and Series 63 licenses. Mr. Misra possesses particular knowledge and experience in economics, business development, private equity, and strategic planning that strengthen the Board’s collective qualifications, skills and experience.

Christopher T. Morris, 56

Impact Partners LLC
President (since 2017)

Tatum (a Randstad Company)
New York Managing Partner (2013 to 2017)

MPact Partners LLC
President (2011 to 2013)

Freddie Mac
Vice President (various divisions) (2000 to 2010)

Mr. Morris has served on Blue Dolphin’s Board since 2012; he is currently Chairman of the Audit and Compensation Committees.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Herbert N. Whitney, 77

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

This table shows, as of April 2, 2018, the name and age of each executive officer, as well as their principal occupation during the past five (5) years:

Name	Position	Since	Age
Jonathan P. Carroll	Chief Executive Officer, President, Assistant Treasurer, and Secretary	2014	56

Tommy L. Byrd	Chief Financial Officer	2015	60
	Treasurer and Assistant Secretary	2012

Jonathan P. Carroll was appointed Chairman of the Board of Blue Dolphin in 2014, and he was appointed Chief Executive Officer, President, Assistant Treasurer and Secretary of Blue Dolphin in 2012. He has also served as President of LEH since 2006 and is its majority owner. Together LEH and Jonathan Carroll own 80.2% of Blue Dolphin’s Common Stock.  Before founding LEH, Mr. Carroll was a private investor focused on direct debt and equity investments, primarily in distressed assets.  Since 2004, he has served on the Board of Trustees of Salient Fund Group, and has served on the compliance, audit and nominating committees of several of Salient’s private and public closed-end and mutual funds.  Mr. Carroll previously served on the Board of Directors of the General Partner of LRR Energy, L.P. (NYSE: LRE) from January 2014 until its merger with Vanguard Natural Resources, LLC in October 2015. He earned a Bachelor of Arts degree in Human Biology and a Bachelor of Arts degree in Economics from Stanford University, and he completed a Directed Reading in Economics at Oxford University.

Tommy L. Byrd was appointed Chief Financial Officer of Blue Dolphin in 2015, having previously served as Interim Chief Financial Officer from 2012 through 2015 and as Controller from 2011 to 2012. Mr. Byrd also serves as Treasurer and Assistant Secretary of Blue Dolphin, positions for which he was appointed in 2012.  He is also an employee of LEH, where he has served as Chief Financial Officer since 2006. He earned a Bachelor of Business Administration in Accounting from Stephen F. Austin State University.  Mr. Byrd has extensive financial management, accounting and internal audit experience in the energy industry.

Family Relationships between Directors and Officers

At March 31, 2018, there were no family relationships between any of our directors or executive officers.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Structure and Meetings of the Board and Board Committees

Board

The Board consists of Messrs. Carroll, Bailey, Misra, Morris and Whitney with Mr. Carroll serving as Chairman. During 2017, the Board met five (5) times. The Board has two standing committees, the Audit Committee and the Compensation Committee. In 2013, the Board formed a Special Committee of the Board to oversee a potential conversion of Blue Dolphin from a Delaware “C” corporation to a Delaware MLP.  The Special Committee of the Board was dissolved in March 2018 (see below).

Audit Committee

The Audit Committee consists of Messrs. Morris, Bailey, and Misra with Mr. Morris serving as Chairman. During 2017, the Audit Committee met five (5) times.  The Board has affirmatively determined that all members of the Audit Committee are independent and that Messrs. Morris and Bailey qualify as Audit Committee Financial Experts. The Audit Committee's duties include overseeing financial reporting and internal control functions. The Audit Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).

Compensation Committee

The Compensation Committee consists of Messrs. Morris, Bailey, and Misra with Mr. Morris serving as Chairman. During 2017, the Compensation Committee did not meet. The Board has affirmatively determined that all members of the Compensation Committee are independent. The Compensation Committee’s duties include setting and overseeing our compensation policies, as well as reviewing and recommending to the Board for its approval all compensation for the Chief Executive Officer, other senior executives, and directors. The Compensation Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).

Master Limited Partnership ("MLP") Conversion Special Committee

The MLP Conversion Special Committee was formed by the Board in 2013 to determine the feasibility of optimizing stockholder value by potentially converting Blue Dolphin from a publicly traded “C” corporation to a publicly traded MLP. Due to a shift in market conditions, the MLP Conversion Special Committee was dissolved in March 2018. The MLP Conversion Special Committee did not meet during 2016 and 2017.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

Code of Ethics and Code of Conduct

In compliance with the Sarbanes-Oxley Act of 2002, the Board adopted a code of ethics policy in 2003 and a code of conduct policy in 2005.  The Audit Committee established procedures to enable anyone who has a concern about our conduct, policies, accounting, internal controls over financial reporting, and/or auditing matters to communicate that concern directly to the Chairman of the Audit Committee. The code of ethics and code of conduct policies are available to any stockholder, without charge, upon written request to Blue Dolphin Energy Company, Attention: Audit Committee Chairman, 801 Travis Street, Suite 2100, Houston, Texas 77002. Our code of ethics and code of conduct policies are available on our website (http://www.blue-dolphin-energy.com).  Any amendments or waivers to provisions of our code of ethics and code of conduct policies will be incorporated in revised policies as posted on our website.  During 2017, there were no substantive amendments to our Code of Ethics and Code of Conduct policies.

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Policy and Procedures

LEH manages and operates all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”). Under the Amended and Restated Operating Agreement, LEH provides us with executive personnel in the capacities of Chief Executive Officer and Chief Financial Officer. All personnel work for and are paid directly by LEH. Blue Dolphin is billed by LEH at cost plus a 5% markup.

Compensation for Named Executives

Pursuant to the Amended and Restated Operating Agreement, compensation paid to our principal executive officer, principal financial officer, and the most highly compensated executive officers other than the principal executive officer and principal financial officer whose annual salary exceeded $100,000 (collectively, the “Named Executive Officers”) for the periods indicated was as follows:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option Awards	Total

Jonathan P. Carroll
Chief Executive Officer and President	2017	$-	$-	$-
	2016	$-	$-	$-

Tommy L. Byrd(1)
Chief Financial Officer	2017	$100,000	$-	$100,000
	2016	$100,000	$-	$100,000
_____________________
(1)
A portion of Mr. Byrd’s compensation is billed to Blue Dolphin at cost plus a 5% markup pursuant to the Amended and Restated Operating Agreement.

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

Outstanding Equity Awards

None.

Director Compensation Policy and Procedures

Under the Amended and Restated Operating Agreement, LEH provides us with personnel in the capacities of Chief Executive Officer and Chief Financial Officer. Therefore, we do not have any directors that are also personnel of Blue Dolphin. The Compensation Committee reviews and recommends to the Board for its approval all compensation for the directors.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

Non-employee directors earn additional compensation for serving on the Audit Committee.  The chairman of the Audit Committee earns an additional $2,500 in cash in each of the second and fourth quarters of the year, for a total of $5,000 annually.  Members of the Audit Committee earn an additional $1,250 in cash in each of the second and fourth quarters of the year, for a total of $2,500 annually. During 2017, no additional compensation was earned by non-employee directors for serving on the MLP Conversion Special Committee. Non-employee directors serving on the Compensation Committee do not earn any additional compensation.  Non-employee directors are reimbursed for reasonable out-of-pocket expenses related to in-person meeting attendance.

Stock Awards.  For service on the Board, non-employee directors earn Blue Dolphin Common Stock with a fair value of $10,000 for services rendered in each of the first and third quarters of the year, for a total of $20,000 annually. The number of shares of Common Stock issued is determined by the closing price of Blue Dolphin’s Common Stock on the last trading day in the respective quarterly period.  The shares of Common Stock are subject to resale restrictions applicable to restricted securities and securities held by affiliates under federal securities laws.

Compensation that each independent, non-employee director earned for Board and committee service for the periods indicated was as follows:

	Years Ended December 31,
	2017			2016
Name	Stock Awards(1)(2)	Cash Fees(3)	Total Compensation	Stock Awards(1)(2)	Cash Fees(3)	Total Compensation

Christopher T. Morris	$20,000	$25,000	$15,000	$30,000	$25,000	$55,000
Amitav Misra	20,000	22,500	12,500	30,000	22,500	52,500
Ryan A. Bailey	20,000	22,500	42,500	20,001	22,500	42,504

	$60,000	$70,000	130,000	$80,001	$70,000	$150,007
_____________________
(1)
At December 31, 2017, Messrs. Morris, Misra, and Bailey had total restricted awards of Common Stock outstanding of 58,359, 50,100, and 44,009, respectively.
(2)
In accordance with SEC rules, the grant date fair value of independent, non-employee director stock awards is calculated by multiplying the number of shares of Common Stock awarded by the closing price of Blue Dolphin’s Common Stock on the grant date (the “Cost Basis”). The Cost Basis was $3.50 and $4.75 at March 31, 2017 and 2016, respectively.  The Cost Basis was $0.28 and $3.00 at September 30, 2017 and 2016, respectively.  The aggregate grant date fair value of non-employee director stock awards for services rendered for the first and third quarters of 2017 and 2016 was $30,000 each quarter, or $60,000 annually.
(3)
Cash fees reflect cash compensation that was earned but not necessarily paid.

Independent, non-employee directors have not been paid cash fees since 2015.   Unpaid cash fees are reflected within accrued expenses and other current liabilities on our consolidated balance sheets.  (See “Part II, Item 8. Financial Statements and Supplementary Data, Note (9) Accrued Expenses and Other Current Liabilities” within this Annual Report for additional disclosures related to board of director fees payable.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below sets forth information with respect to persons or groups known to us to be the beneficial owners of more than five percent (5%) of our common stock at December 31, 2017. Unless otherwise indicated, each named party has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Lazarus Energy Holdings, LLC	8,426,456	77.1%
	801 Travis Street, Suite 2100
	Houston, Texas 77002

(1)
Based upon 10,925,513 shares of Common Stock issued and outstanding at December 31, 2017.

Security Ownership of Management

The table below sets forth information at December 31, 2017 with respect to: (i) directors, (ii) executive officers and (iii) directors and executive officers as a group beneficially owning our common stock.  Unless otherwise indicated, each of the following persons has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock	Jonathan P. Carroll(2)	8,763,300	80.2%
Common Stock	Christopher T. Morris	58,359	*
Common Stock	Amitav Misra	50,100	*
Common Stock	Ryan A. Bailey	44,009	*
Common Stock	Herbert N. Whitney	9,683	---
Common Stock	Tommy L. Byrd	---	---

	Directors/Nominees and Executive Officers as a Group (6 Persons)	8,925,451	81.7%
_____________________
(1)
Based upon 10,925,513 shares of Common Stock issued and outstanding at December 31, 2017.  At December 31, 2017, there were no options outstanding, no options exercisable or no shares of common stock reserved for issuance under the 2000 Stock Incentive Plan.
(2)
Includes 8,426,456 shares issued to Lazarus Energy Holdings, LLC (“LEH”).  Mr. Carroll and his affiliates have an approximate 60% ownership interest in LEH.

*       Less than 1%.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who own more than ten percent (10%) of our Common Stock to file reports of stock ownership and changes in ownership with the SEC and to furnish us with copies of all such reports as filed. Based solely on a review of the copies of the Section 16(a) reports furnished to us, we are unaware of any late filings made during 2017.

Equity Compensation Plan Information

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (8) Related Party Transactions” for disclosures related to relationships we have with related parties.

Director Independence

The Board has affirmatively determined that each of its members, except for Messrs. Carroll and Whitney, are independent and have no material relationship with us (either directly or indirectly or as a stockholder or officer of an organization that has a relationship with us), and that all members of the Audit and Compensation Committees are independent, pursuant to OTCQX and SEC rules.  Mr. Whitney has served as a consultant to LEH in the past.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to UHY by us for the periods indicated were as follow:

	Years Ended December 31,
	2017	2016
Audit fees	$268,070	$136,826
Audit-related fees	-	-
Tax fees	-	-
	$268,070	$136,826

Audit fees for 2017 and 2016 related to the audit of our consolidated financial statements and the review of our quarterly reports that are filed with the SEC. The Audit Committee pre-approves, on an annual basis, all audit services provided to us by our registered public accounting firm.  Such approval is in the form of an engagement letter.  Non-audit services must also be pre-approved by the Audit Committee prior to engagement of such services.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

10.6
Letter of Intent effective as of December 11, 2013 by and between Blue Dolphin Pipe Line Company and Freeport LNG Expansion, L.P (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 8-K on November 5, 2014, Commission File No. 000-15905)

10.7
Management Agreement by and between Lazarus Energy Holdings, LLC, Lazarus Energy, LLC and Blue Dolphin effective as of February 15, 2012 (incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to Blue Dolphin’s Form 8-K on March 14, 2012, Commission File No. 000-15905)

10.8
Amendment No. 1 to Management Agreement dated May 12, 2014 by and among Lazarus Energy Holdings, LLC, Blue Dolphin and Lazarus Energy, LLC (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on May 16, 2014, Commission File No. 000-15905)

10.9
Crude Oil Supply and Throughput Services Agreement by and between GEL Tex Marketing, LLC and Lazarus Energy, LLC dated as of August 12, 2011 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on June 30, 2012, Commission File No. 000-15905)

10.10
Joint Marketing Agreement by and between GEL Tex Marketing, LLC and Lazarus Energy, LLC dated as of August 12, 2011 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 10-Q on August 14, 2012, Commission File No. 000-15905)

10.11
Letter Agreement dated September 12, 2011 between GEL Tex Marketing, LLC, Milam Services, Inc., 1st International Bank, Lazarus Energy LLC and Lazarus Energy Holdings LLC (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-Q on May 21, 2012, Commission File No. 000-15905)

10.12
Acknowledgment Letter between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated June 1, 2012 (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-Q on June 30, 2012, Commission File No. 000-15905)

10.13
Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated June 25, 2012 (incorporated by reference to Exhibit 10.5 filed with Blue Dolphin’s Form 10-Q on June 30, 2012, Commission File No. 000-15905)

10.14
Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated July 30, 2012 (incorporated by reference to Exhibit 10.6 filed with Blue Dolphin’s Form 10-Q on June 30, 2012, Commission File No. 000-15905)

10.15
Letter Agreement between Lazarus Energy, LLC and GEL Tex Marketing, LLC dated August 1, 2012 (incorporated by reference to Exhibit 10.7 filed with Blue Dolphin’s Form 10-Q on June 30, 2012, Commission File No. 000-15905)

10.16
Letter Agreement dated June 10, 2012 between Lazarus Energy Holdings, LLC and Blue Dolphin Energy Company (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on June 14, 2012, Commission File No. 000-15905)

10.17
Letter Agreement dated December 20, 2012 between Lazarus Energy, LLC, GEL Tex Marketing, LLC and Milam Services, Inc. (incorporated by reference to Exhibit 10.35 filed with Blue Dolphin’s Form 10-K on March 30, 2013, Commission File No. 000-15905)

10.18
Letter Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC and Milam Services, Inc. dated February 21, 2013 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on August 14, 2013, Commission File No. 000-15905)

10.19
Letter Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC and Milam Services, Inc. dated February 21, 2013 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on May 15, 2013, Commission File No. 000-15905)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

10.20
Letter Agreement Regarding Certain Advances and Related Agreement between Lazarus Energy, LLC, GEL TEX Marketing, LLC, and Milam Services, Inc., effective October 24, 2013 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on November 14, 2013, Commission File No. 000-15905)

10.21
Promissory Note between Lazarus Energy LLC as maker and Notre Dame Investors Inc. as Payee in the Principal Amount of $8,000,000 dated June 1, 2006 (incorporated by reference to Exhibit 10.6 filed with Blue Dolphin’s Form 10-Q on March 31, 2012, Commission File No. 000-15905)

10.22
Subordination Agreement effective August 21, 2008 by Notre Dame Investors, Inc. in favor of First International Bank (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on March 31, 2012, Commission File No. 000-15905)

10.23
Intercreditor and Subordination Agreement dated September 29, 2008 by and between Notre Dame Investors, Inc., Richard Oberlin, Lazarus Energy LLC and First International Bank (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 10-Q on March 31, 2012, Commission File No. 000-15905)

10.24
Intercreditor and Subordination Agreement dated August 12, 2011 by and among John H. Kissick, Lazarus Energy LLC and Milam Services, Inc. (incorporated by reference to Exhibit 10.7 filed with Blue Dolphin’s Form 10-Q on March 31, 2012, Commission File No. 000-15905)

10.25
First Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of July 1, 2013 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on November 14, 2013, Commission File No. 000-15905)

10.26
Second Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of October 1, 2014 (incorporated by reference to Exhibit 10.48 filed with Blue Dolphin’s Form 10-K on March 31, 2015, Commission File No. 000-15905)

10.27
Loan and Security Agreement dated March 2, 2014 by and between Lazarus Refining & Marketing, LLC and Sovereign Bank (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on May 8, 2014, Commission File No. 000-15905)

10.28
Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents, and Financing Statement dated May 2, 2014 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 8-K on May 8, 2014, Commission File No. 000-15905)

10.29
Guaranty Agreement dated May 2, 2014 by Jonathan P. Carroll and Ingleside Crude LLC for the benefit of Sovereign Bank (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 8-K on May 8, 2014, Commission File No. 000-15905)

10.30
Pledge Agreement dated May 2, 2014 between Sovereign Bank and Lazarus Energy Holdings, LLC. (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 8-K on May 8, 2014, Commission File No. 000-15905)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

10.63
Deed of Trust, Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing for Blue Dolphin Pipe Line Company dated August 15, 2016 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 8-K on August 19, 2016, Commission File No. 000-15905)

10.64
Collateral Assignment of Master Easement Agreement by Blue Dolphin Pipe Line Company for the benefit of Lazarus Energy Holdings, LLC dated August 15, 2016 (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 8-K on August 19, 2016, Commission File No. 000-15905)

10.65
Promissory Note dated March 31, 2017, of Blue Dolphin Energy Company in favor of Lazarus Energy Holdings, LLC (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on May 15, 2017, Commission File No. 000-15905)

10.66
Amended and Restated Promissory Note dated March 31, 2017, of Blue Dolphin Energy Company in favor of Ingleside Crude, LLC (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on May 15, 2017, Commission File No. 000-15905)

10.67
Amended and Restated Promissory Note dated March 31, 2017, of Blue Dolphin Energy Company in favor of Lazarus Capital, LLC (Jonathan Carroll) (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 10-Q on May 15, 2017, Commission File No. 000-15905)

10.68
Amended and Restated Operating Agreement effective as of April 1, 2017, between Lazarus Energy Holdings, LLC, Lazarus Energy, LLC, and Blue Dolphin Energy Company (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-Q on May 15, 2017, Commission File No. 000-15905)

10.69
Amended and Restated Promissory Note dated June 30, 2017, of Blue Dolphin Energy Company in favor of Lazarus Energy Holdings, LLC (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on October 12, 2017, Commission File No. 000-15905)

10.70
Amended and Restated Guaranty Fee Agreement between Jonathan Carroll and Lazarus Refining & Marketing, LLC (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on October 12, 2017, Commission File No. 000-15905)

10.71
Amended and Restated Guaranty Fee Agreement between Jonathan Carroll and Lazarus Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 10-Q on October 12, 2017, Commission File No. 000-15905)

10.72
Amended and Restated Guaranty Fee Agreement between Jonathan Carroll and Lazarus Energy, LLC (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-Q on October 12, 2017, Commission File No. 000-15905)

10.73
Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll effective September 18, 2017 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on November 16, 2017, Commission File No. 000-15905)

10.74
Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated November 1, 2017 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on November 16, 2017, Commission File No. 000-15905)

10.75	Second Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated November 28, 2017.

10.76	Third Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated December 27, 2017.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

10.77	Fourth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated February 1, 2018.

10.78	Fifth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated March 1, 2018.

10.79
Debt Assumption Agreement by and among Lazarus Energy Holdings, LLC, Lazarus Energy, LLC, and John H. Kissick dated effective September 18, 2017 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 10-Q on November 16, 2017, Commission File No. 000-15905)

10.80
Sixth Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of September 18, 2017 (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-Q on November 16, 2017, Commission File No. 000-15905)

14.1
Code of Ethics applicable to the Chairman, Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 14.1 filed with Blue Dolphin’s Form 10-KSB on March 25, 2005, Commission File No. 000-15905)

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

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Schema Document **

101.CAL	XBRL Calculation Linkbase Document **

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **
_______________

*    Management Compensation Plan
**  Filed herewith

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

April 2, 2018	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN P. CARROLL
Jonathan P. Carroll	Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)	April 2, 2018

/s/ TOMMY L. BYRD
Tommy L. Byrd	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)	April 2, 2018

/s/ RYAN A. BAILEY
Ryan A. Bailey	Director	April 2, 2018

/s/ AMITAV MISRA
Amitav Misra	Director	April 2, 2018

/s/ CHRISTOPHER T. MORRIS
Christopher T. Morris	Director	April 2, 2018

/s/ HERBERT N. WHITNEY
Herbert N. Whitney	Director	April 2, 2018