Form 10-Q
period 2018-03-31
BLUE DOLPHIN ENERGY CO
filed 2018-05-15
CIK 793306

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of May 15, 2018:  10,925,513

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

INTRODUCTION

This Quarterly Report for the quarterly period ended March 31, 2018 (this “Quarterly Report”) is a document that U.S. public companies file with the Securities and Exchange Commission (“SEC”) each quarter.  Part I, Item 1. of the Quarterly Report contains financial information, including consolidated financial statements and related notes.  Part I, Item 2. of this Quarterly Report provides management’s discussion and analysis of our financial condition and results of operations. We hope investors will find it useful to have this information in a single document.

In this Quarterly Report, “Blue Dolphin,” “we,” “our,” and “us” are used interchangeably to refer to Blue Dolphin Energy Company individually or to Blue Dolphin Energy Company and its subsidiaries collectively, as appropriate to the context. Information in this Quarterly Report is current as of the filing date, unless otherwise specified.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report, and from time to time throughout the year, we share our expectations for our future performance. These forward-looking statements include statements about our business plans; our expected financial performance, including the anticipated effect of strategic actions; previously reported material weakness in our internal control over financial reporting; economic, political and market conditions; and other factors that could affect our future results of operations or financial condition, including, without limitation, statements under the section entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1. Legal Proceedings,” and “Part II, Item 1A. Risk Factors.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance. Our forward-looking statements represent our estimates and expectations at the time of disclosure. However, circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. Many events beyond our control will determine whether our expectations will be realized. We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether considering new information, future events or otherwise, and investors should not rely on us to do so.

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report explain some of the important factors that may cause actual results to be materially different from those that we anticipate.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

GLOSSARY OF SELECTED ENERGY AND FINANCIAL TERMS

Below are abbreviations and definitions of certain commonly used oil and gas industry terms, as well as key financial performance measures used by management, that are used in this Quarterly Report.

Regarding financial terms, management uses U.S. generally accepted accounting principles (“GAAP”) and certain non-GAAP performance measures to assess our results of operations. Certain performance measures used by management to assess our operating results and the effectiveness of our business segment are considered non-GAAP performance measures. These performance measures may differ from similar calculations used by other companies within the petroleum industry, thereby limiting their usefulness as a comparative measure.  We refer to certain refinery throughput and production data in the explanation of our period over period changes in results of operations.  For our consolidated results, we refer to our consolidated statements of operations in the explanation of our period over period changes in results of operations.

EnergyTerms

Atmospheric gas oil (“AGO”). The heaviest product boiled by a crude distillation tower operating at atmospheric pressure. This fraction ordinarily sells as distillate fuel oil, either in pure form or blended with cracked stocks. Certain ethylene plants, called heavy oil crackers, can take AGO as feedstock.

Barrel (“bbl”). One stock tank bbl, or 42 U.S. gallons of liquid volume, used about oil or other liquid hydrocarbons.

Barrels per Day (“bpd”).  A measure of the bbls of daily output produced in a refinery or transported through a pipeline.

Complexity.  A numerical score that denotes, for a given refinery, the extent, capability, and capital intensity of the refining processes downstream of the crude distillation tower. Refinery complexities range from the relatively simple crude distillation tower (“topping unit”), which has a complexity of 1.0, to the more complex deep conversion (“coking”) refineries, which have a complexity of 12.0.

Condensate. Liquid hydrocarbons that are produced in conjunction with natural gas.  Although condensate is sometimes like crude oil, it is usually lighter.

Crude distillation tower. A tall column-like vessel in which crude oil and condensate is heated and its vaporized components are distilled by means of distillation trays. This process turns crude oil and other inputs into intermediate and finished petroleum products. (Commonly referred to as a crude distillation unit or an atmospheric distillation unit.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

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

Capacity Utilization Rate. A percentage measure that indicates the amount of available capacity that is being used in a refinery or transported through a pipeline.  With respect to the crude distillation tower, the rate is calculated by dividing total refinery throughput or total refinery production on a bpd basis by the total capacity of the crude distillation tower (currently 15,000 bpd).

Cost of Refined Products Sold. Primarily includes purchased crude oil and condensate costs, as well as transportation, freight and storage costs.

Depletion, Depreciation and Amortization. Represents property and equipment, as well as intangible assets that are depreciated or amortized based on the straight-line method over the estimated useful life of the related asset.

Downtime. Scheduled and/or unscheduled periods in which the crude distillation uower is not operating.  Downtime may occur for a variety of reasons, including bad weather, power failures, and preventive maintenance.

Easement, Interest and Other Income. Reflects land easement fees received from FLNG Land II, Inc., a Delaware corporation (“FLNG”), pursuant to a Master Easement Agreement.

EBITDA. Reflects earnings before: (i) interest income (expense), (ii) income taxes, and (iii) depreciation and amortization.

General and Administrative Expenses. Primarily include corporate costs, such as accounting and legal fees, office lease expenses, and administrative expenses.

Gross Profit. Calculated as total revenue less cost of refined products sold; reflected as a dollar ($) amount.

Gross Margin.  Calculated as gross profit divided by total revenue; reflected as a percentage (%).

Refining Gross Profit per Bbl.  Calculated refined petroleum product sales less cost of refined products sold divided by the volume, in bbls, of refined petroleum products sold during the period; reflected as a dollar ($) amount per bbl.

Income Tax Expense. Includes federal and state taxes, as well as deferred taxes, arising from temporary differences between income for financial reporting and income tax purposes.

Net Income (Loss). Represents total revenue from operations less total cost of operations, total other expense, and income tax expense.

Operating Days. Represents the number of days in a period in which the crude distillation tower operated. Operating days is calculated by subtracting downtime in a period from calendar days in the same period.

Other Income (Expense).  Reflects working capital loan interest, guaranty fees earned by Jonathan Carroll, expensed interest related to long-term debt, and non-recurring income items.

Other Operating Expenses. Represents costs associated with our pipeline assets and leasehold interests in oil and gas properties.

Refinery Operating Expenses. Direct operating expenses of the crude distillation tower and associated facilities, including direct costs of labor, maintenance materials and services, chemicals and catalysts and utilities.  Represents fees paid to LEH to manage and operate the Nixon Facility pursuant to the Amended and Restated Operating Agreement.

Revenue from Operations. Primarily consists of refined petroleum product sales, but also includes tank rental revenue. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.  Other operations revenue relates to fees received from pipeline transportation services, which ceased in 2016.

Total Refinery Production. Refers to the volume processed as output through the crude distillation tower. Refinery production includes finished petroleum products, such as jet fuel, and intermediate petroleum products, such as naphtha, HOBM and AGO.

Total Refinery Throughput. Refers to the volume processed as input through the crude distillation tower. Refinery throughput includes crude oil and condensate and other feedstocks.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2018	2017
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$733	$495
Restricted cash	49	49
Accounts receivable, net	539	1,357
Accounts receivable, related party	346	653
Prepaid expenses and other current assets	1,430	1,207
Deposits	145	129
Inventory	2,323	3,089
Refundable federal income tax	108	-
Total current assets	5,673	6,979

LONG-TERM ASSETS
Total property and equipment, net	64,764	64,597
Restricted cash, noncurrent	1,602	1,602
Surety bonds	230	230
Deferred tax assets, net	109	-
Total long-term assets	66,705	66,429
TOTAL ASSETS	$72,378	$73,408

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion	$35,387	35,544
Long-term debt, related party, current portion	5,825	4,000
Interest payable, current portion	2,337	2,135
Interest payable, related party, current portion	1,052	892
Accounts payable	1,786	2,344
Accounts payable, related party	1,126	974
Asset retirement obligations, current portion	2,381	2,315
Accrued expenses and other current liabilities	1,679	1,160
Accrued arbitration award payable	25,628	27,128
Total current liabilities	77,201	76,492

LONG-TERM LIABILITIES
Deferred revenues and expenses	31	42
Capital lease obligation, net of current portion	31	-
Long-term debt, related party, net of current portion	-	1,608
Total long-term liabilities	62	1,650

TOTAL LIABILITIES	77,263	78,142

Commitments and contingencies (Note 17)

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,925,513
shares issued at March 31, 2018 and December 31, 2017, respectively)	109	109
Additional paid-in capital	36,907	36,907
Accumulated deficit	(41,901)	(41,750)
TOTAL STOCKHOLDERS' DEFICIT	(4,885)	(4,734)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$72,378	$73,408

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$71,512	$51,902
Tolling and terminaling	734	704
Total revenue from operations	72,246	52,606

COST OF OPERATIONS
Cost of refined products sold	68,724	51,775
Refinery operating expenses	1,922	2,813
Other operating expenses	44	61
General and administrative expenses	660	906
Depletion, depreciation and amortization	455	451
Accretion of asset retirement obligations	66	72
Total cost of operations	71,871	56,078

Income (loss) from operations	375	(3,472)

OTHER INCOME (EXPENSE)
Easement, interest and other income	1	382
Interest and other expense	(744)	(595)
Gain on disposal of property	-	1,835
Total other income (expense)	(743)	1,622

Loss before income taxes	(368)	(1,850)

Income tax benefit	217	-

Net loss	$(151)	$(1,850)

Loss per common share:
Basic	$(0.01)	$(0.18)
Diluted	$(0.01)	$(0.18)

Weighted average number of common shares outstanding:
Basic	10,925,513	10,474,714
Diluted	10,925,513	10,474,714

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(151)	$(1,850)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	455	451
Deferred income tax	(109)	-
Amortization of debt issue costs	32	32
Accretion of asset retirement obligations	66	72
Changes in operating assets and liabilities
Accounts receivable	818	1,816
Accounts receivable, related party	307	1,162
Prepaid expenses and other current assets	(331)	(554)
Deposits and other assets	(16)	(25)
Inventory	766	(2,334)
Accrued arbitration award	(1,500)	-
Accounts payable, accrued expenses and other liabilities	312	(1,294)
Accounts payable, related party	152	151
Net cash provided by (used in) operating activities	801	(2,373)

INVESTING ACTIVITIES
Capital expenditures	(540)	(811)
Net cash used in investing activities	(540)	(811)

FINANCING ACTIVITIES
Payments on debt	(240)	(474)
Net activity on related-party debt	217	1,097
Net cash (used in) provided by financing activities	(23)	623
Net change in cash, cash equivalents, and restricted cash	238	(2,561)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,146	6,083
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,384	$3,522

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable and capital leases	$82	$1,220
Financing of guaranty fees via long-term debt, related party	$163	$183
Conversion of accounts payable to short-term notes	$-	$90
Interest paid	$558	$559
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

Notes to Consolidated Financial Statements

(1)	Organization

Nature of Operations.  Blue Dolphin Energy Company (“Blue Dolphin”) is a publicly-traded Delaware corporation primarily engaged in the refining and marketing of petroleum products.  We also provide tolling and storage terminaling services.  Our assets, which are located in Nixon, Texas, primarily include a 15,000-bpd crude distillation tower and approximately 1.1 million bbls of petroleum storage tanks (collectively the “Nixon Facility”).

Pipeline transportation and oil and gas operations are no longer active.

Structure and Management. Blue Dolphin is controlled by Lazarus Energy Holdings, LLC (“LEH”). LEH operates and manages all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”).  Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together LEH and Jonathan Carroll own 80.2% of our common stock, par value $0.01 per share (the “Common Stock”). (See “Note (8) Related Party Transactions,” “Note (10) Long-Term Debt, Net” and “Note (17) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

We have the following active subsidiaries:

●
Lazarus Energy, LLC, a Delaware limited liability company (“LE”).

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”).

●
Blue Dolphin Pipe Line Company, a Delaware corporation (“BDPL”).

●
Blue Dolphin Petroleum Company, a Delaware corporation.

●
Blue Dolphin Services Co., a Texas corporation (“BDSC”).

See "Part I, Item 1. Business” and “Item 2. Properties” in the Annual Report for additional information regarding our operating subsidiaries, principal facilities, and assets.

References in this Quarterly Report to “we,” “us,” and “our” are to Blue Dolphin and its subsidiaries unless otherwise indicated or the context otherwise requires.

Going Concern.  Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern.  These factors include the following:

●
Final Arbitration Award – As previously disclosed, LE was involved in arbitration proceedings (the “GEL Arbitration”) with GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL and dated August 12, 2011.  On August 11, 2017, the arbitrator delivered its final award in the GEL Arbitration (the “Final Arbitration Award”).  The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims.  Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of approximately $31.3 million.  As of the date of this report, LE has paid $6.2 million to GEL, which amount has been applied to reduce the balance of the Final Arbitration Award.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

As previously disclosed, a hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the hearing would be continued for a period of no more than 90 days after September 18, 2017 (the “Continuance Period”), to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into a Letter Agreement with GEL, effective September 18, 2017 (the “GEL Letter Agreement”), confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement.  The GEL Letter Agreement has been amended to extend the Continuance Period through May 31, 2018.

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

We can provide no assurance as to whether negotiations with GEL will result in a settlement or the potential terms of any such settlement. If the parties are unable to reach an acceptable settlement with GEL, and GEL seeks to confirm and enforce the Final Arbitration Award: (i) our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations will be materially affected, and (ii) LE would likely be required to seek protection under bankruptcy laws.

●
Veritex Secured Loan Agreement Event of Default – Veritex Community Bank (“Veritex”), as successor in interest to Sovereign Bank by merger, delivered to obligors notices of default under secured loan agreements with Veritex, stating that the Final Arbitration Award constitutes an event of default under the secured loan agreements.  The occurrence of an event of default permits Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights and remedies under the secured loan agreements considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval. However, Veritex expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.  The debt associated with loans under secured loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet at March 31, 2018 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet financial covenants in the secured loan agreements in the future.

We can provide no assurance as to whether Veritex, as first lienholder, would approve a settlement between GEL and the parties related to the Final Arbitration Award.  If the parties are unable to reach an acceptable settlement with GEL or Veritex does not approve any such settlement and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and LE would likely be required to seek protection under bankruptcy laws.  Further, any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition, and results of operations, and LE would likely be required to seek protection under bankruptcy laws.

Operating Risks.  Successful execution of our business plan depends on several key factors, including reaching an acceptable settlement with GEL, having adequate crude oil and condensate supplies, maintaining safe and reliable operations at the Nixon Facility, improving margins on refined petroleum products, and meeting contractual obligations. (See “Part I, Item 1. Business –  Business Strategies” in the Annual Report for information related to our business plan.)  For the quarter ended March 31, 2018, execution of our business plan was negatively impacted by several factors, including:

●
Net Losses – For the quarter ended March 31, 2018, we reported a net loss of $0.2 million, or a loss of $0.01 per share, compared to a net loss of $1.9 million, or a loss of $0.18 per share, for the year ended March 31, 2017.  The $0.17 per share decrease in net loss between the periods was the result of improved margins for refined petroleum products and increased sales volume.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

●
Working Capital Deficits – We had a working capital deficit of $71.5 million at March 31, 2018 compared to a working capital deficit of $69.5 million at December 31, 2017. Excluding the current portion of long-term debt, we had a working capital deficit of $30.3 million at March 31, 2018 compared to a working capital deficit of $30.0 million at December 31, 2017.

●
Crude Supply – We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which could be adversely affected if the parties are unable to reach an acceptable settlement with GEL, and GEL seeks to confirm and enforce the Final Arbitration Award, and other factors, as noted above.

●
Financial Covenant Defaults – In addition to existing events of default related to the Final Arbitration Award, at March 31, 2018, LE and LRM were in violation of certain financial covenants in secured loan agreements with Veritex. Covenant defaults under the secured loan agreements would permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at March 31, 2018 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet the financial covenants in the future. There can be no assurance that Veritex will provide a waiver of events of default related to the Final Arbitration Award, consent to any proposed settlement with GEL, or provide future waivers of any financial covenant defaults, which would have an adverse impact on our financial position and results of operations.

We are continuing aggressive actions in 2018 to improve operations and liquidity.  Management believes that it is continuing to take the appropriate steps to improve operations at the Nixon Facility and our overall financial stability.  However, there can be no assurance that our business plan will be successful, that LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  If the parties are unable to reach an acceptable settlement with GEL or Veritex does not approve any such settlement and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and LE would likely be required to seek protection under bankruptcy laws.

For additional disclosures related to the Final Arbitration Award, the GEL Letter Agreement, defaults under secured loan agreements, and risk factors that could materially affect our future business, financial condition and results of operations, refer to the following sections in this Quarterly Report:

●
Part I, Item 1. Financial Statements, Notes to Consolidated Financial Statements:

-
Note (8) Related Party Transactions

-
Note (10) Long-Term Debt, Net

-
Note (17) Commitments and Contingencies – Legal Matters

-
Note (18) Subsequent Events

●
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

-
Final Arbitration Award

-
Results of Operations

-
Liquidity and Capital Resources

●
Part II, Item 1. Legal Proceedings

●
Part II, Item 1A. Risk Factors

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements, which include Blue Dolphin and its subsidiaries, have been prepared in accordance with GAAP for interim consolidated financial information pursuant to the rules and regulations of the SEC under Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in our audited financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations.  Significant intercompany transactions have been eliminated in the consolidation.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included, disclosures are adequate, and the presented information is not misleading.

The consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements at that date.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or for any other period.

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

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable consists of customer obligations due in the ordinary course of business.  Since we have a small number of customers with individually large amounts due on any given date, we evaluate potential and existing customers’ financial condition, credit worthiness, and payment history to minimize credit risk. Allowance for doubtful accounts is based on a combination of current sales and specific identification methods. If necessary, we establish an allowance for doubtful accounts to estimate the amount of probable credit losses.  Allowance for doubtful accounts totaled $0 both at March 31, 2018 and December 31, 2017.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

Property and Equipment.

Refinery and Facilities. Management expects to continue making improvements to the crude distillation tower based on operational needs and technological advances.  Additions to refinery and facilities assets are capitalized. Expenditures for repairs and maintenance are expensed as incurred and included as operating expenses under the Amended and Restated Operating Agreement.

We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations.  For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service.  As a result of the Final Arbitration Award, which represents a significant adverse change that could affect the value of a long-lived asset, management performed potential impairment testing of our refinery and facilities assets in the fourth quarter of 2017. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2017.  We did not record any impairment of our refinery and facilities assets for the periods presented.

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

Intangibles – Other. Trade name, an intangible asset, represents the “Blue Dolphin Energy Company” brand name.  We account for intangible assets under FASB ASC guidance related to intangibles, goodwill, and other. Under the guidance, we determined trade name to have an indefinite useful life, and we test intangible assets with indefinite lives annually for impairment.  Management performed its regular annual impairment testing of trade name in the fourth quarter of 2017. Upon completion of that testing, our trade name asset was fully impaired at December 31, 2017.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition.

We adopted the provisions of FASB ASU 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018, as described below in “New Pronouncements Adopted.” Accordingly, our revenue recognition accounting policy has been revised to reflect the adoption of this standard.

Refinery Operations Revenue. Revenue from the sale of refined petroleum products is recognized when the product is sold to a customer in fulfillment of performance obligations.  Each barrel of refined petroleum product, or other unit of measure, is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated.  Performance obligations are met when control is transferred to the customer in accordance with the terms of the respective sales agreement.  We consider a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the refined petroleum product, the transfer of significant risks and rewards, our rights to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant.  Transportation, shipping, and handling costs incurred are included in cost of refined products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

Tolling and Terminaling Revenue. Revenues for tolling and terminaling include fees pursuant to: (i) tolling agreements, whereby a customer agrees to pay a certain fee per gallon or barrel for throughput volumes moving through the naphtha stabilizer unit and a fixed monthly reservation fee for use of the naphtha stabilizer unit and (ii) tank storage agreements, whereby a customer agrees to pay a certain fee per tank based on tank size over a period of time for the storage of products. We typically satisfy performance obligations for tolling and terminaling operations with the passage of time. We determine the transaction price at agreement inception based on the guaranteed minimum amount of revenue over the term of the agreement. We allocate the transaction price to the single performance obligation that exists under the agreement, and we recognize revenue in the amount for which we have a right to invoice. Generally, payment terms do not exceed 30 days.

Revenue from tank storage customers may, from time to time, include fees for ancillary services, such as in-tank and tank-to-tank blending.  These services are considered optional to the customer, and the price we charge for such services is not included in the fixed cost under the customer’s tank storage agreement.  Ancillary services do not provide a material right to the customer, and such services are considered a separate performance obligation by us under the tank storage agreement. The performance obligation is satisfied when the requested service has been performed in the applicable period.

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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any net operating loss (“NOL”) carryforwards.  When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets.  A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of March 31, 2018 and December 31, 2017.    We expect to recover deferred tax assets related to the Alternative Minimum Tax (“AMT”).

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold.  A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At March 31, 2018 and December 31, 2017, there were no uncertain tax positions for which a reserve or liability was necessary.  (See “Note (15) Income Taxes” for further information related to income taxes.)

Impairment or Disposal of Long-Lived Assets. In accordance with FASB ASC guidance on accounting for the impairment or disposal of long-lived assets, we periodically evaluate our long-lived assets for impairment. Additionally, we evaluate our long-lived assets when events or circumstances indicate that the carrying value of these assets may not be recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset or group of assets is recognized. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. As a result of the Final Arbitration Award, which represents a significant adverse change that could affect the value of a long-lived asset, management performed potential impairment testing of our refinery and facilities assets in the fourth quarter of 2017. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2017.  We did not record any impairment of our refinery and facilities assets for the quarter ended March 31, 2018.

Asset Retirement Obligations. FASB ASC guidance related to asset retirement obligations (“AROs”) requires that a liability for the discounted fair value of an ARO be recorded in the period in which incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted towards its future value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

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

ASU 2014-09, Revenue from Contracts with Customers (ASC 606).  We adopted this accounting pronouncement effective January 1, 2018, using a modified retrospective approach, which required us to apply the new revenue standard to: (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018.  In accordance with this approach, our consolidated revenues for the periods prior to January 1, 2018 will not be revised.  Our implementation activities related to ASC 606 are complete, and we will not have any material differences in the amount or timing of revenues as a result of the adoption of ASC 606.  Our largest revenue streams consist of orders received from our customers for crude-oil derived specialty products based on market prices.  These revenues are recognized at a point in time upon transfer of control of the product in accordance with contractual terms.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

(4)	Business Segment Information

We have two reportable business segments: (i) Refinery Operations and (ii) Tolling and Terminaling. Refinery operations relate to the refining and marketing of petroleum products at our 15,000-bpd crude distillation tower. Tolling and terminaling operations relate to tolling and storage terminaling services under related-party and third-party lease agreements.  Both operations are conducted at the Nixon Facility.

Business segment information for the periods indicated (and as of the dates indicated), was as follows:

	Three Months Ended March 31,
	2018				2017
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Corporate
	Operations	Terminaling	& Other	Total	Operations	& Other	Total
Revenues from external customers	$71,512	$734	-	$72,246	$52,606	$-	$52,606
Intersegment revenues	-	671	-	671	-	-	-
Less: operation costs(1)	(70,915)	(728)	(444)	(72,087)	(55,196)	(430)	(55,626)
Other non-interest income(2)	-	-	-	-	-	2,216	2,216
EBITDA(3)	$597	$677	(444)		$(2,590)	$1,786

Depletion, depreciation and amortization				(455)			(451)
Interest expense, net				(743)			(595)

Loss before income taxes				(368)			(1,850)

Income tax benefit				217			-

Net loss				$(151)			$(1,850)

Capital expenditures	$418	$204	-	$622	$2,031	$-	$2,031

Identifiable assets	$53,207	$18,912	259	$72,378	$73,247	$1,068	$74,315

(1)
Operation costs within Refinery Operations includes related general and administrative expenses. Operation cost within Tolling and Terminaling includes an allocation of refinery operating expenses and other costs (e.g. insurance and maintenance), as well as associated refinery fuel costs. Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs (such as accounting fees, director fees, and legal expense), as well as expenses associated with our pipeline assets and oil and gas leasehold interests (such as accretion).

(2)	Other non-interest income reflects FLNG Land II, Inc. easement revenue. See “Note (17) Commitments and Contingencies – FLNG Easements” for further discussion related to FLNG.
(3)
EBITDA is a non-GAAP financial measure.  See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to EBITDA.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Prepaid crude oil and condensate	$1,300	$913
Prepaid insurance	130	294
	$1,430	$1,207

(6)	Inventory

Inventory as of the dates indicated consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Crude oil and condensate	$1,080	$961
HOBM	594	1,558
AGO	309	213
Chemicals	165	162
Naphtha	145	170
Propane	22	17
LPG mix	8	8
	$2,323	$3,089

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Refinery and facilities	$51,662	$51,432
Land	566	566
Other property and equipment	747	653
	52,975	52,651

Less: Accumulated depletion, depreciation, and amortization	(8,951)	(8,495)
	44,024	44,156

Construction in progress	20,740	20,441
	$64,764	$64,597

We capitalize interest cost incurred on funds used to construct property, plant, and equipment.  The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s useful life.  Interest cost capitalized, which is currently included in construction in progress, was $4.2 million and $3.9 million at March 31, 2018 and December 31, 2017, respectively. We expect construction of petroleum storage tanks at the Nixon Facility to continue until year end.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

(8)	Related Party Transactions

Blue Dolphin and certain of its subsidiaries are party to several agreements with LEH and its affiliates.  Management believes that these related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

Related Parties.

LEH.  LEH is our controlling shareholder.  Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH.  Together LEH and Jonathan Carroll own 80.2% of our Common Stock.  Related party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) a Debt Assumption Agreement with LE.

Ingleside Crude, LLC (“Ingleside”).  Ingleside is a related party of LEH and Jonathan Carroll.  Blue Dolphin is party to an Amended and Restated Promissory Note with Ingleside.

Lazarus Marine Terminal I, LLC (“LMT”).   LMT is a related party of LEH and Jonathan Carroll.  LE is party to a Dock Tolling Agreement with LMT.

Jonathan Carroll.  Jonathan Carroll is Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin.  Related party agreements with Jonathan Carroll include: (i) Amended and Restated Guaranty Fee Agreements with LE and LRM and (ii) an Amended and Restated Promissory Note with Blue Dolphin.

Currently, we depend on LEH and its affiliates (including Jonathan Carroll and Ingleside) for financing when revenue from operations and borrowings under bank facilities are insufficient to meet our liquidity needs.  Such borrowings are reflected in our consolidated balance sheets in accounts payable, related party, and/or long-term debt, related party.  Each quarter amounts owed by the parties are settled with amounts to be paid by the parties as discussed within this Note (8) Related Party Transactions.  As a result, related-party transactions do not always reflect cash payments between the parties.

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

Jet Fuel Sales Agreement.  LE sells jet fuel to LEH pursuant to a Jet Fuel Sales Agreement.  LEH, which is HUBZone certified, resells these products to a government agency.  The Jet Fuel Sales Agreement terminates on the earliest to occur of: (a) a one-year term expiring March 31, 2019 plus a 30-day carryover or (b) delivery of a maximum quantity of jet fuel as defined therein.  Sales to LEH under the Jet Fuel Sales Agreement are reflected within refinery operations revenue in our consolidated statements of operations. (LRM previously leased petroleum storage tanks to LEH for the storage of the jet fuel under a Terminal Services Agreement.  The Terminal Services Agreement has been terminated as described below).

Terminal Services Agreement.  Pursuant to a Terminal Services Agreement, LEH leased petroleum storage tanks from LRM for the storage of LEH purchased jet fuel under the Jet Fuel Sales Agreement (as described above).  The Terminal Services Agreement was terminated in June 2017.  Rental fees received from LEH under the Terminal Services Agreement are reflected within tolling and terminaling revenue in our consolidated statements of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
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

Dock Tolling Agreement.  In May 2016, LE entered a Dock Tolling Agreement with LMT to facilitate loading and unloading of petroleum products by barge at LMT’s dock facility in Ingleside, Texas.  The Dock Tolling Agreement has a five-year term and may be terminated at any time by the agreement of both parties.  LE pays LMT a flat reservation fee monthly.  The reservation fee includes tolling volumes up to 84,000 gallons per day.  Excess tolling volumes are subject to an increased per gallon rate.  Amounts expensed as tolling fees under the Dock Tolling Agreement are reflected in the cost of refined products sold in our consolidated statements of operations.

Financial Agreements.

BDPL Loan Agreement.  In August 2016, BDPL entered a loan and security agreement with LEH as evidenced by a promissory note in the original principal amount of $4.0 million (the “BDPL Loan Agreement”).  The BDPL Loan Agreement matures in August 2018 and accrues interest at rate of 16.00%.  A final balloon payment is due at maturity.

The proceeds of the BDPL Loan Agreement were used for working capital.  There are no financial maintenance covenants associated with the BDPL Loan Agreement.  The BDPL Loan Agreement is secured by certain property owned by BDPL. Outstanding principal owed to LEH under the BDPL Loan Agreement is reflected in long-term debt, related party, current portion in our consolidated balance sheets.  Accrued interest under the BDPL Loan Agreement is reflected in interest payable, related party, current portion in our consolidated balance sheets.

Promissory Notes.  We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements.  During 2017, LEH and its affiliates (Ingleside and Jonathan Carroll) provided working capital to Blue Dolphin in the form of non-cash advances, such as conversions of accounts payable to debt. These non-cash advances are relefcted in the below promissory notes. There can be no assurance that LEH and its affiliates will continue to fund our working capital requirements. Outstanding principal and accrued interest owed under these promissory notes are reflected in long-term debt, related party, current portion in our consolidated balance sheets.

●
June LEH Note – In March 2017, Blue Dolphin entered a promissory note with LEH (the “March LEH Note”).  In June 2017, the March LEH Note was amended and restated to increase the principal amount (the “June LEH Note”).  The June LEH Note accrued interest at a rate of 8.00% and had a maturity date of January 2019.  During the second quarter of 2017, all amounts owed to LEH by Blue Dolphin under the June LEH Note were settled to $0 with amounts owed to Blue Dolphin by LEH under the Jet Fuel Sales Agreement.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

Pursuant to the GEL Letter Agreement, as amended to date, Blue Dolphin and its affiliates shall: (i) pay only debts in the ordinary course of business as described in the GEL Letter Agreement, (ii) refrain from making pre-payments on indebtedness, and (iii) suspend payments to Jonathan Carroll under Guaranty Fee Agreements.  As a result, no payments were made under the BDPL Loan Agreement, the March Ingleside Note, and the March Carroll Note during the three months ended March 31, 2018.

Debt Assumption Agreement.  On September 18, 2017, LEH paid, on LE’s behalf, certain obligations totaling $3.6 million to GEL relating to the GEL Arbitration and the GEL Letter Agreement. In exchange for such payments, LE agreed to assume $3.7 million of LEH’s existing indebtedness pursuant to the Debt Assumption Agreement, entered on November 14, 2017 and made effective September 18, 2017, by and among LE, LEH and John Kissick.  Debt held by John Kissick, including the debt associated with the Debt Assumption Agreement, is reported in this Quarterly Report as the Notre Dame Debt and is reflected in long-term debt less unamortized debt issue costs, current portion in our consolidated balance sheets, as it is currently in default.  (See “Note (10) Long-Term Debt, Net” for further discussion related to the Notre Dame Debt.)

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

Pursuant to the GEL Letter Agreement, as amended to date, Blue Dolphin and its affiliates shall: (i) pay only debts in the ordinary course of business as described in the GEL Letter Agreement, (ii) refrain from making pre-payments on indebtedness, and (iii) suspend payments to Jonathan Carroll under Guaranty Fee Agreements.  As a result, Jonathan Carroll received no cash payments and no common stock payments during the three months ended March 31, 2018.  (See “Note (10) Long-Term Debt, Net” for further discussion related to these guaranty fee agreements.)

Financial Statements Impact.

Consolidated Balance Sheets.  Accounts receivable, related party from LEH associated with the Jet Fuel Sales Agreement were $0.3 million and $0.7 million at March 31, 2018 and December 31, 2017, respectively.  Accounts payable, related party to LMT associated with the Dock Tolling Agreement were $1.1 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively.

Long-term debt, related party associated with the BDPL Loan Agreement, March Ingleside Note, and March Carroll Note as of the dates indicated was as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
LEH	$4,000	$4,000
Ingleside	1,215	1,169
Jonathan Carroll	610	439
	5,825	5,608

Less: Long-term debt, related party,
current portion	(5,825)	(4,000)
	$-	$1,608

Accrued interest associated with the BDPL Loan Agreement was $1.1 million and $0.9 million at March 31, 2018 and December 31, 2017, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Operations.  Related party revenue from operations as a portion of total product sales was as follows:

	Three Months Ended March 31,
	2018		2017
	(in thousands, except percent amounts)
LEH
Jet fuel product sales	$20,567	28.8%	$18,769	36.2%
Other customers
Product sales	50,945	71.2%	33,133	63.8%
	$71,512	100.0%	$51,902	100.0%

Related party cost of goods sold associated with the Dock Tolling Agreement with LMT totaled $0.2 million for both the three months ended March 31, 2018 and 2017.

Related party refinery operating expenses associated with the Amended and Restated Operating Agreement with LEH for the periods indicated were as follows:

	Three Months Ended March 31,
	2018		2017
		Throughput		Throughput
	Amount	per bbl	Amount	per bbl
	(in thousands, except per bbl amounts)
LEH	$1,922	$1.91	$2,813	$2.80
	$1,922	$1.91	$2,813	$2.80

For the three months ended March 31, 2018, refinery operating expenses per bbl decreased $0.89 per bbl compared to the same period a year earlier. The decrease was due to the revised cost-plus expense reimbursement structure under the Amended and Restated Operating Agreement, as well as management's effors to reduce overall operating costs.

Related party interest expense associated with the BDPL Loan Agreement and Amended and Restated Guaranty Fee Agreements for the periods indicated was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Jonathan Carroll	$163	$168
LEH	160	207
Ingleside	47	-
	$370	$375

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Unearned revenue	$942	$450
Board of director fees payable	239	207
Other payable	145	116
Customer deposits	109	109
Insurance	89	68
Excise and income taxes payable	83	79
Property taxes	72	131
	$1,679	$1,160

(10)	Long-Term Debt, Net

Long-term debt, net represents the outstanding principal of long-term debt less associated debt issue costs.  Long-term debt, net as of the dates indicated consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
First Term Loan Due 2034 (in default)	$23,020	$23,199
Second Term Loan Due 2034 (in default)	9,450	9,502
Notre Dame Debt (in default)	4,978	4,978
Capital leases	72	-
	$37,520	$37,679

Less: Current portion of long-term debt, net	(35,387)	(35,544)

Less: Unamortized debt issue costs	(2,102)	(2,135)
	$31	$-

Unamortized debt issue costs, which relate to secured loan agreements with Veritex, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
First Term Loan Due 2034 (in default)	$1,674	$1,674
Second Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(340)	(307)
	$2,102	$2,135

Amortization expense was $0.03 million for both the three months ended March 31, 2018 and 2017.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

Accrued interest associated with long-term debt, net is reflected as interest payable, current portion and long-term interest payable, net of current portion in our consolidated balance sheets and includes related party interest.  Accrued interest as of the dates indicated consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Notre Dame Debt (in default)	$2,245	$2,046
LEH Loan Agreement (related party)	1,052	892
Second Term Loan Due 2034 (in default)	51	49
First Term Loan Due 2034 (in default)	41	40

	3,389	3,027

Less: Interest payable, current portion	(3,389)	(3,027)
Long-term interest payable, net of current portion	$-	$-

Related Party.  See “Note (8) Related Party Transactions” for additional disclosures with respect to related party long-term debt.

First Term Loan Due 2034 (In Default). LE has a 2015 loan agreement and related security agreement with Veritex as administrative agent and lender.  The loan agreement is for a term loan in the principal amount of $25.0 million (the “First Term Loan Due 2034”).  The First Term Loan Due 2034 matures in June 2034, has a current monthly payment of principal and interest of $0.2 million, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%.  Pursuant to a construction rider in the First Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

As described elsewhere in this Annual Report, Veritex notified LE that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034.  In addition to existing events of default related to the Final Arbitration Award, at March 31, 2018, LE was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the first Term Loan Due 2034.  LE also failed to replenish a payment reserve account as required.  The occurrence of events of default under the First Term Loan Due 2034 permits Veritex to declare the amounts owed under the First Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE’s obligations under the loan agreement, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the First Term Loan Due 2034 considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the First Term Loan Due 2034 and informed LE that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement.  Any exercise by Veritex of its rights and remedies under the First Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations and would likely require LE to seek protection under bankruptcy laws.  (See “Note (1) Organization – Going Concern and Operating Risks” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

As a condition of the First Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LE entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earns a fee equal to 2.00% per annum of the outstanding principal balance owed under the First Term Loan Due 2034.  Effective in April 2017, the Guaranty Fee Agreement associated with the First Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock.  Guaranty fees earned by Jonathan Carroll related to the First Term Loan Due 2034 totaled $0.1 million for both the three months ended March 31, 2018 and 2017. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. The GEL Letter Agreement, as amended to date, prohibits Blue Dolphin and its affiliates from making any payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements. As a result, Jonathan Carroll received no cash payments and no common stock payments during the three months ended March 31, 2018.  LEH, LRM and Blue Dolphin also guaranteed the First Term Loan Due 2034. (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll)

A portion of the proceeds of the First Term Loan Due 2034 were used to refinance approximately $8.5 million of debt owed under a previous debt facility with American First National Bank.  Remaining proceeds are being used primarily to construct new petroleum storage tanks at the Nixon Facility. The First Term Loan Due 2034 is secured by: (i) a first lien on all Nixon Facility business assets (excluding accounts receivable and inventory), (ii) assignment of all Nixon Facility contracts, permits, and licenses, (iii) absolute assignment of Nixon Facility rents and leases, including tank rental income, (iv) a payment reserve account held by Veritex, and (v) a pledge of $5.0 million of a life insurance policy on Jonathan Carroll.  The First Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for bank facilities of this type.

Second Term Loan Due 2034 (In Default). LRM has a 2015 loan agreement and related security agreement with Veritex as administrative agent and lender.  The loan agreement is for a term loan in the principal amount of $10.0 million (the “Second Term Loan Due 2034”).  The Second Term Loan Due 2034 matures in December 2034, has a current monthly payment of principal and interest of $0.1 million, and accrues interest at a rate based on the Wall Street Journal Prime Rate plus 2.75%.  Pursuant to a construction rider in the Second Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

As described elsewhere in this Annual Report, Veritex notified LRM that the Final Arbitration Award constitutes an event of default under the Second Term Loan Due 2034.  In addition to existing events of default related to the Final Arbitration Award, at December 31, 2017, LRM was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the Second Term Loan Due 2034.  The occurrence of events of default under the Second Term Loan Due 2034 permits Veritex to declare the amounts owed under the Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LRM’s obligations under the loan agreement, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the Second Term Loan Due 2034 considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the Second Term Loan Due 2034 and informed LRM that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement.  Any exercise by Veritex of its rights and remedies under the Second Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations and would likely require LE to seek protection under bankruptcy laws. (See “Note (1) Organization – Going Concern and Operating Risks” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

As a condition of the Second Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earns a fee equal to 2.00% per annum of the outstanding principal balance owed under the Second Term Loan Due 2034.  Effective in April 2017, the Guaranty Fee Agreement associated with the Second Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock.  Guaranty fees earned by Jonathan Carroll related to the Second Term Loan Due 2034 totaled $0.1 million for both the three months ended March 31, 2018 and 2017. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. The GEL Letter Agreement, as amended to date, prohibits Blue Dolphin and its affiliates from making any payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements. As a result, Jonathan Carroll received no cash payments and no common stock payments during the three months ended March 31, 2018.  LEH, LE and Blue Dolphin also guaranteed the Second Term Loan Due 2034.  (See “Note (8) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

A portion of the proceeds of the Second Term Loan Due 2034 were used to refinance a previous bridge loan from Veritex in the amount of $3.0 million.  Remaining proceeds are being used primarily to construct additional new petroleum storage tanks at the Nixon Facility. The Second Term Loan Due 2034 is secured by: (i) a second priority lien on the rights of LE in the crude distillation tower and the other collateral of LE pursuant to a security agreement; (ii) a first priority lien on the real property interests of LRM; (iii) a first priority lien on all of LRM’s fixtures, furniture, machinery and equipment; (iv) a first priority lien on all of LRM’s contractual rights, general intangibles and instruments, except with respect to LRM’s rights in its leases of certain specified tanks, with respect to which Veritex has a second priority lien in such leases subordinate to a prior lien granted by LRM to Veritex to secure obligations of LRM under the Term Loan Due 2017; and (v) all other collateral as described in the security documents.  The Second Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for bank facilities of this type.

Notre Dame Debt (In Default). LE entered a loan with Notre Dame Investors, Inc. as evidenced by a promissory note in the original principal amount of $8.0 million, which is currently held by John Kissick (the “Notre Dame Debt”). Pursuant to a Sixth Amendment to the Notre Dame Debt, entered on November 14, 2017 and made effective September 18, 2017, the Notre Dame Debt was amended to increase the principal amount by $3.7 million (the “Additional Principal”). The Additional Principal was used to make payments to GEL to reduce the balance of the Final Arbitration Award in the amount of $3.6 million in accordance with the GEL Letter Agreement.  Interest on the principal accrues at a rate of 16.00%.  The Notre Dame Debt matured in January 2018, however, pursuant to a Subordination Agreement dated June 2015, the holder of the Notre Dame Debt agreed to subordinate its right to payments, as well as any security interest and liens on the Nixon Facility, in favor of Veritex as holder of the First Term Loan Due 2034.

The Notre Dame Debt is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the crude distillation tower and general assets of LE.  There are no financial maintenance covenants associated with the Notre Dame Debt.

Capital Leases.

Boiler Equipment Lease.  In 2014, LRM entered a 36-month build-to-suit capital lease for the purchase two new boilers for the Nixon Facility. One of the boilers was placed in service during the second quarter of 2017, being reclassified on our consolidated balance sheets from construction in progress to refinery and facilities. The other boiler remains in construction in progress.  The lease was paid off during the three months ended March 31, 2018.

Crane Lease.  In January 2018, LE entered a 24-month capital lease for the purchase of a 20-ton crane for use at the Nixon Facility.  The lease requires a negligible monthly payment and matures in January 2020.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

A summary of equipment held under long-term capital leases as of the dates indicated follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Crane	$94	$-
Less: accumulated depreciation	(3)	-
	$91	$-

(11)	Asset Retirement Obligations

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

Changes to our ARO liability for the periods indicated were as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Asset retirement obligations, at the beginning of the period	$2,315	$2,028
Accretion expense	66	287
	2,381	2,315
Less: asset retirement obligations, current portion	(2,381)	(2,315)
Long-term asset retirement obligations, at the end of the period	$-	$-

(12)	Treasury Stock

At March 31, 2018 and 2017, we had 0 and 150,000 shares of treasury stock, respectively.  In May 2017, we issued 150,000 shares of treasury stock to Jonathan Carroll as payment for amounts due under the March Carroll Note. The issuance price of the treasury stock issued to Mr. Carroll was $2.48 per share, which represents the preceding 30-day average closing price of the Common Stock, in accordance with the Amended and Restated Guaranty Fee Agreements.  The shares of treasury stock issued to Mr. Carroll are restricted per applicable securities holding periods for affiliates.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

(13)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor.  At March 31, 2018 and December 31, 2017, we had cash balances (including restricted cash) of more than the FDIC insurance limit per depositor in the amount of $1.9 million and $1.6 million, respectively.

Key Supplier.

We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which could be adversely affected if the parties are unable to reach an acceptable settlement with GEL, and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including as net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances.  Therefore, we believe that our accounts receivable credit risk exposure is limited.

For the three months ended March 31, 2018, we had 3 customers that accounted for approximately 77.0% of refinery operations revenue.  LEH was 1 of these 3 significant customers and accounted for approximately 28.8% of refinery operations revenue.  At March 31, 2018, these 3 customers represented approximately $0.3 million in accounts receivable.  LEH represented approximately $0.3 million in accounts receivable.  LEH, which is HUBZone certified, purchases our jet fuel and resells the jet fuel to a government agency.  (See “Note (8) Related Party Transactions,” “Note (10) Long-Term Debt, Net,” and “Note (17) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

For the three months ended March 31, 2017, we had 3 customers that accounted for approximately 82.1% of refinery operations revenue.  LEH was 1 of these 3 significant customers and accounted for approximately 36.2% of refinery operations revenue.  At March 31, 2017, these 3 customers represented approximately $0 in accounts receivable.

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we occasionally sell low-sulfur diesel to customers that export to Mexico.   Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2018		2017
LPG mix	$3	0.0%	$120	0.2%
Naphtha	16,318	22.8%	13,763	26.5%
Jet fuel	20,567	28.8%	15,400	29.7%
HOBM	16,429	23.0%	10,686	20.6%
AGO	18,195	25.4%	11,933	23.0%
	$71,512	100.0%	$51,902	100.0%

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

(14)	Leases

BDSC leases our principal office space in Houston, Texas under a 2006 lease agreement. Effective January 1, 2018, BDSC entered an amended lease agreement (the “Lease Amendment”) that extended the lease period by sixty-eight (68) months expiring on August 31, 2023. Under the Lease Amendment, our base rent for 6,489 square feet is $0.01 million per month. The Lease Amendment includes an allowance for lessee improvements, rent abatements, and a five-year renewal option. For the three months ended March 31, 2018 and 2017, rent expense totaled $0.05 million and $0.03 million, respectively. Rent expense is recognized on a straight-line basis.

(15)	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The principal element of the Tax Cuts and Jobs Act relevant to our financial statements is a reduction in the U.S. federal corporate tax rate from 34% to 21%, effective January 1, 2018. Other provisions of the Tax Cuts and Jobs Act did not have a significant impact on our financial statements for the three months ended March 31, 2018.

For the three months ended March 31, 2018 and 2017, we recognized an income tax benefit of $0.2 million and $0, respectively.

The provision for income tax benefit (expense) as of the dates indicated consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Current	$108	$-
Deferred
Impact of change in enacted tax rates	-	(6,654)
Change in valuation allowance	109	6,654
Total provision for income taxes	$217	$-

In 2018, our effective tax rate differed from the U.S. federal statutory rate primarily due to Alternative Minimum Tax credits made refundable by the Tax Cuts and Jobs Act.  In 2017, our effective tax rate differed from the U.S. federal statutory rate primarily due to re-measuring deferred income taxes at the new statutory tax rate and the related change of the valuation allowance over our deferred tax assets.  At the date of enactment of the Tax Cuts and Jobs Act, we re-measured our deferred tax assets and liabilities using a rate of 21%, which is the rate expected to be in place when such deferred assets and liabilities are expected to reverse in the future.  The re-measurement, which was offset by a change in our valuation allowance, reduced our net deferred tax assets by approximately $6.7 million.

The state of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin. Although TMT is imposed on an entity’s gross profit rather than on its net income, certain aspects of TMT make it like an income tax.  Accordingly, TMT is treated as an income tax for financial reporting purposes.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes as of the dates indicated consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss and capital loss carryforwards	$10,720	$9,767
Accrued arbitration award payable	3,377	4,122
Start-up costs (crude oil and condensate processing facility)	742	763
Asset retirement obligations liability/deferred revenue	507	495
AMT credit and other	109	217
Total deferred tax assets	15,455	15,365

Deferred tax liabilities:
Basis differences in property and equipment	(4,577)	(4,415)
Total deferred tax liabilities	(4,577)	(4,415)

	10,878	10,950

Valuation allowance	(10,769)	(10,950)
Deferred tax assets, net	$109	$-

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

NOL Carryforwards.  Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). For income tax purposes, we experienced ownership changes in 2005, relating to a series of private placements, and in 2012, because of a reverse acquisition, that limit the use of pre-change NOL carryforwards to offset future taxable income.  In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards that were generated prior to the ownership change to an annual use limitation of approximately $0.6 million per year.  Unused portions of the annual use limitation amount may be used in subsequent years.  Because of the annual use limitation, approximately $6.7 million in NOL carryforwards that were generated prior to the 2012 ownership change will expire unused.  NOL carryforwards that were generated after the 2012 ownership change are not subject to an annual use limitation under IRC Section 382 and may be used for a period of 20 years in addition to available amounts of NOL carryforwards generated prior to the ownership change.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2016	$9,614	$23,562	$33,176

Net operating losses	-	6,656	6,656

Balance at December 31, 2017	$9,614	$30,218	$39,832

Net operating losses	-	4,295	4,295

Balance at March 31, 2018	$9,614	$34,513	$44,127

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At March 31, 2018 and December 31, 2017, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of March 31, 2018 and December 31, 2017.

(16)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share
	and per share amounts)
Net loss	$(151)	$(1,850)

Basic and diluted income per share	$(0.01)	$(0.18)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential dilutive shares of common stock	10,925,513	10,474,714

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the three months ended March 31, 2018 and 2017 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

(17)	Commitments and Contingencies

Legal Matters.

Final Arbitration Award.  See “Note (1) Organization – Going Concern – Final Arbitration Award” and "Part II, Item 1. Legal Proceedings” for additional disclosures related to the Final Arbitration Award.

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

FLNG Easements. BDPL and FLNG were parties to a Pipeline Easement dated November 5, 2005 (the “FLNG Pipeline Easement”) and the FLNG Master Easement Agreement (together with the FLNG Pipeline Easement, the “FLNG Easements”). The FLNG Easements provided FLNG and its affiliates: (i) a pipeline easement and right of way across BDPL-owned property to certain property owned by FLNG and (ii) rights of ingress and egress across BDPL-owned property to the property owned by FLNG. Under the FLNG Easements, FLNG made payments to us in the amount of $0.5 million each year. The FLNG Easements were terminated in February 2017.

Financing Agreements. See “Note (10) Long-Term Debt, Net” for additional disclosures related to financing agreements.

Guarantees. LEH and Jonathan Carroll have provided guarantees on certain Blue Dolphin-related long-term debt.  The maximum amount of any guarantee is reduced as payments are made.  See “Note (10) Long-Term Debt, Net” for additional disclosures related to guarantees.

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

Nixon Facility Expansion. We have made and continue to make capital and efficiency improvements at the Nixon Facility. Therefore, we incurred and will continue to incur capital expenditures related to these improvements, which include, among other things, facility and land improvements and completion of petroleum storage tanks.

Supplemental Pipeline Bonds. In a letter dated March 30, 2018, the Bureau of Ocean Energy Management (the “BOEM”) ordered BDPL to provide additional supplemental bonds or acceptable financial assurance of approximately $4.6 million within sixty (60) calendar days of receipt of the letter.  The order relates to five (5) existing pipeline rights-of-way. At March 31, 2018 and December 31, 2017, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM.  BDPL plans to appeal the order within the allowable timeframe.  There can be no assurance that the BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way.  If BDPL is required by the BOEM to provide significant additional supplemental bonds or acceptable financial assurance, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Notes to Consolidated Financial Statements (Continued)

(18)	Subsequent Events

Seventh Amendment to GEL Letter Agreement.  On April 27, 2018, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into a seventh amendment to the GEL Letter Agreement, which extended the Continuance Period through May 31, 2018, in order to facilitate ongoing discussions.  An additional $0.5 million was paid to GEL on April 26, 2018, which amount has been applied to reduce the balance of the final award.  (See “Note (1) Organization – Going Concern – Final Arbitration Award” for disclosures related to the Final Arbitration Award.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (the Quarterly Report”), references to “Blue Dolphin,” “we,” “us” and “our” are to Blue Dolphin Energy Company and its subsidiaries, unless otherwise indicated or the context otherwise requires. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the risk factors, financial statements, and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”).

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

●
Failure to reach a settlement agreement with GEL (See “Final Arbitration Award” below).
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
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
●
Our ability to acquire sufficient levels of crude oil on favorable terms to operate the crude distillation tower.
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

Going Concern

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern” regarding factors management has determined raise substantial doubt about our ability to continue as a going concern.

Operating Risks

See “Part I, Item 1. Financial Statements – Note (1) Organization – Operating Risks” regarding factors that have negatively impacted execution of our business plan.

Company Overview

Blue Dolphin is a publicly-traded Delaware corporation primarily engaged in the refining and marketing of petroleum products. We also provide tolling and storage terminaling services.  Our assets, which are located in Nixon, Texas, primarily include a 15,000-bpd crude distillation tower and approximately 1.1 million bbls of petroleum storage tanks (collectively the "Nixon Facility"). Pipeline transportation and oil and gas operations are no longer active.  Blue Dolphin maintains a website at http://www.blue-dolphin-energy.com.  Information on or accessible through Blue Dolphin’s website is not incorporated by reference in or otherwise made a part of this Quarterly Report.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Major Influences on Results of Operations

Refinery Operations

As a margin-based business, our refinery operations are primarily affected by gross profit per bbl, product slate, and refinery downtime.

Price Differentials per Bbl

Gross profit per bbl, which reflects the per bbl price difference between crude oil and condensate (input) and refined petroleum products (output), is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. Our per bbl cost to acquire crude oil and condensate and the per bbl price for which our refined petroleum products are ultimately sold depend on the economics of supply and demand. Supply and demand are affected by numerous factors, most, if not all, of which are beyond our control, including:

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
●
Availability of competing fuels (e.g., renewables); and
●
Seasonal fluctuations.

Product Slate

Management periodically determines whether to change the crude distillation tower’s product mix, as well as maintain, increase, or decrease inventory levels based on various factors.  These factors include the crude oil pricing market in the U.S. Gulf Coast region, the refined petroleum products market in the same region, the relationship between these two markets, fulfilling contract demands, and other factors that may impact our operations, financial condition, and cash flows.

Refinery Downtime

The safe and reliable operation of the crude distillation tower is key to our financial performance and results of operations, and we are particularly vulnerable to disruptions in our operations because all our refining operations are conducted at a single location. Although operating at anticipated levels, the crude distillation tower is still in a recommissioning phase and may require unscheduled downtime for unanticipated reasons, including maintenance and repairs, voluntary regulatory compliance measures, or cessation or suspension by regulatory authorities.

Occasionally, the crude distillation tower experiences a temporary shutdown due to power outages from high winds and thunderstorms. In such cases, we must initiate a standard refinery start-up process, which can last several days. We are typically able to resume normal operations the next day.  Any scheduled or unscheduled downtime may result in lost margin opportunity, increased maintenance expense and a build-up of refined petroleum products inventory, which could reduce our ability to meet our payment obligations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Tolling and Terminaling Operations

The Nixon Facility’s petroleum storage tanks and infrastructure are primarily suited for light to intermediate crude oil and condensate and refined petroleum products, such as naphtha, jet fuel, diesel and fuel oil.  Our storage terminaling operations are primarily affected by:

●
price (in terms of storage fees) and available capacity;
●
industry factors including changes in the prices of petroleum products that affect demand for storage services; and
●
utilization rates of our competitors.

Key Relationships

Relationship with LEH

Blue Dolphin and certain of its subsidiaries are currently party to a variety of agreements with LEH.  Related party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) a Debt Assumption Agreement with LE. In addition, we currently rely on advances from LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements. There can be no assurances that LEH and its affiliates will continue to fund our working capital requirements.  (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” for additional disclosures related to agreements that we have in place with LEH and its affiliates.)

Relationship with Crude Supplier

Operation of the crude distillation tower depends on our ability to purchase adequate amounts of crude oil and condensate on favorable terms.  We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which could be adversely affected if the parties are unable to reach an acceptable settlement with GEL, and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including as net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

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

Results of Operations

Consolidated Results

March 31, 2018 (the “Current Period”) Compared to March 31, 2017 (the “Prior Period”).

Total Revenue from Operations. For the Current Period, we had total revenue from operations of $72.2 million compared to total revenue from operations of $52.6 million for the Prior Period, an increase of nearly 38%.  Approximately 85% of the increase between the periods was the result of improved margins for refined petroleum products while approximately 15% of the increase was due to increased sales volume.

Cost of Refined Products Sold. Cost of refined products sold was $68.7 million for the Current Period compared to $51.8 million for the Prior Period.  The approximate 33% increase in cost of refined products sold was the result of higher crude oil prices and increased sales volume in the Current Period compared to the Prior Period.

Gross Profit / Gross Margin. For the Current Period, gross profit totaled $3.5 million, or 4.9%, compared to gross profit of $0.8 million, or 1.6%, for the Prior Period.  The $2.7 million, or 3.3%, increase between the periods primarily related to improved margins for refined petroleum products in the Current Period compared to the Prior Period.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Operating Expenses.  We recorded refinery operating expenses of $1.9 million in the Current Period compared to $2.8 million in the Prior Period, a decrease of nearly 32%.  Refinery operating expenses per bbl of throughput were $1.91 in the Current Period compared to $2.80 in the Prior Period.  The $0.89 decrease in refinery operating expenses per bbl of throughput between the periods was the result of significantly lower refinery operating expenses under the Amended and Restated Operating Agreement, as well as management's efforts to reduce overall operating costs. (See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” for additional disclosures related to components of refinery operating expenses, the Amended and Restated Operating Agreement)

General and Administrative Expenses. We incurred general and administrative expenses of $0.7 million in the Current Period compared to $0.9 million in the Prior Period.  The 31% decrease in general and administrative expenses in the Current Period compared to the Prior Period primarily related to a significant decrease in legal fees.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $0.5 million in the Current Period compared to $0.5 million in the Prior Period, which was flat.

Other Income (Expense).  Total other income (expense) was expense of $0.7 million in the Current Period compared to income of $1.6 million in the Prior Period.  The Prior Period includes a one-time gain on the sale of property.

Income Tax Expense.  We recognized an income tax benefit of $0.2 million in the Current Period compared to an income tax expense of $0 in the Prior Period.  Income tax expense in the Current Period primarily relates to a refundable AMT paid in prior periods. (See “Part I, Item 1. Financial Statements – Note (15) Income Taxes” for additional disclosures related to income taxes.)

Net Loss.  For the Current Period, we reported a net loss of $0.2 million, or loss of $0.01 per share, compared to a net loss of $1.9 million, or loss of $0.18 per share, for the Prior Period. The $0.17 per share improvement in net loss between the periods was primarily the result of improved margins for refined petroleum products.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-GAAP Financial Measures

To supplement our consolidated results, management uses refining gross profit per bbl and EBITDA, non-GAAP financial measures, to help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. Refining gross profit per bbl and EBITDA are reconciled to GAAP-based results below. Refining gross profit per bbl and EBITDA should not be considered an alternative for GAAP results. Refining gross profit per bbl and EBITDA are provided to enhance an overall understanding of our financial performance for the applicable periods and are indicators that management believes are relevant and useful. Refining gross profit per bbl and EBITDA may differ from similar calculations used by other companies within the petroleum industry, thereby limiting its usefulness as a comparative measure. (See “Part I, Item 1. Financial Statements” for comparative GAAP results.)

Current Period Compared to Prior Period.

Refining Gross Profit per Bbl – For the three months ended March 31, 2018, refining gross profit per bbl was $2.81 compared to $0.14 per bbl for the three months ended March 31, 2017, reflecting an increase of $2.67.  The significant increase between the periods primarily related to improved margins for refined petroleum products in the Current Period compared to the Prior Period.  (See “Glossary of Selected Energy and Financial Terms” in this Quarterly Report for the definition of gross margin per bbl.)

EBITDA – EBITDA for the periods indicated was as follows:

●
Refinery Operations.  For the Current Period EBITDA for refinery operations was positive at $0.2 million compared to a loss of $2.6 million for the Prior Period, reflecting an improvement of $2.4 million.  The significant improvement in refinery operations EBITDA between the periods was the result of improved margins for refined petroleum product in the Current Period compared to the Prior Period.

●
Tolling and Terminaling.  EBITDA for tolling and terminaling operations was positive at $0.7 million for the Current Period. We did not report tolling and terminaling operations as a separate business segment in 2017.

	Three Months Ended March 31,
	2018				2017
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Corporate
	Operations	Terminaling	& Other	Total	Operations	& Other	Total
Revenues from external customers	$71,512	$734	-	$72,246	$52,606	$-	$52,606
Intersegment revenues	-	671	-	671	-	-	-
Less: operation costs(1)	(70,915)	(728)	(444)	(72,087)	(55,196)	(430)	(55,626)
Other non-interest income(2)	-	-	-	-	-	2,216	2,216
EBITDA(3)	$597	$677	(444)		$(2,590)	$1,786

Depletion, depreciation and amortization				(455)			(451)
Interest expense, net				(743)			(595)

Loss before income taxes				(368)			(1,850)

Income tax benefit				217			-

Net loss				$(151)			$(1,850)

Capital expenditures	$418	$204	-	$622	$2,031	$-	$2,031

Identifiable assets	$53,207	$18,912	259	$72,378	$73,247	$1,068	$74,315

(1)
Operation costs within Refinery Operations includes related general and administrative expenses. Operation cost within Tolling and Terminaling includes an allocation of refinery operating expenses and other costs (e.g. insurance and maintenance), as well as associated refinery fuel costs. Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs (such as accounting fees, director fees, and legal expense), as well as expenses associated with our pipeline assets and oil and gas leasehold interests (such as accretion).

(2)
Other non-interest income reflects FLNG easement revenue.  See “Part I, Item 1. – Notes to Consolidated Financial Statements – Note (17) Commitments and Contingencies – FLNG Easements” for further discussion related to FLNG.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Operations Throughput and Production Data

Operational metrics for the crude distillation tower for the periods indicated were as follow:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except uptime data
	and percent amounts)
Calendar Days	90	90
Refinery downtime	(16)	(10)
Operating Days	74	80

Total refinery throughput (bbls)	1,008	1,004
Operating days:
bpd	14	13
Capacity utilization rate	90.9%	83.7%
Calendar days:
bpd	11	11
Capacity utilization rate	74.7%	74.4%

Total refinery production (bbls)	979	970
Operating days:
bpd	13	12
Capacity utilization rate	88.2%	80.8%
Calendar days:
bpd	11	11
Capacity utilization rate	72.5%	71.8%

Note:
The small difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents a combination of multiple factors including refinery fuel use, elimination of some impurities originally present in the crude oil, loss, and other factors.

In the Current Period, the crude distillation tower experienced 16 days of downtime related to a maintenance turnaround.  In the Prior Period, the crude distillation tower experienced 10 days of downtime primarily due to a contract-related dispute with GEL. Total refinery throughput bbls and total refinery production bbls increased nominally in the Current Period compared to the Prior Period despite the crude distillation tower being down for a maintenance turnaround in the Current Period.

Refined Petroleum Product Sales Summary.

See “Part I, Item 1. Financial Statements - Note (13) Concentration of Risk” for a discussion of refined petroleum product sales.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Overview.

Currently, we rely on revenue from operations, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs.  Primary uses of cash include: (i) reimbursement of LEH for refinery operating expenses under the Amended and Restated Operating Agreement, (ii) payments on long-term debt and the Final Arbitration Award, (iii) purchase of crude oil and condensate, and (iv) construction in progress.

As discussed elsewhere within this “Liquidity and Capital Resources” section, management has determined that there is substantial doubt about our ability to continue as a going concern due to consecutive quarterly net losses, inadequate working capital, the Final Arbitration Award, crude supply issues tied to access to capital, and defaults under secured loan agreements. See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern” for additional disclosures related to the Final Arbitration Award, the GEL Letter Agreement (as amended), defaults under secured loan agreements, and going concern.

We are continuing aggressive actions in 2018 to improve operations and liquidity.  Management believes that it is continuing to take the appropriate steps to improve operations at the Nixon Facility and our overall financial stability.  However, there can be no assurance that our business plan will be successful, that LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  If the parties are unable to reach an acceptable settlement with GEL or Veritex does not approve any such settlement and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and LE would likely be required to seek protection under bankruptcy laws.

Crude Oil and Condensate Supply.

Operation of the crude distillation tower depends on our ability to purchase adequate amounts of crude oil and condensate on favorable terms.  We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which could be adversely affected if the parties are unable to reach an acceptable settlement with GEL, and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flow.

Our cash flow from operations for the periods indicated was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Beginning cash, cash equivalents, and restricted cash	$2,146	$6,083

Cash flow from operations
Adjusted profit (loss) from operations	185	(1,295)
Change in assets and current liabilities	616	(1,078)

Total cash flow from operations	801	(2,373)

Cash inflows (outflows)
Payments on debt	(240)	(474)
Net activity on related-party debt	217	1,097
Capital expenditures	(540)	(811)

Total cash inflows (outflows)	(563)	(188)

Total change in cash flows	238	(2,561)

Ending cash, cash equivalents, and restricted cash	$2,384	$3,522

For the Current Period, we experienced cash flow from operations of $0.8 million compared to negative cash flow from operations of $2.4 million for the Prior Period. The $1.6 million improvement in cash flow from operations between the periods was primarily the result improved operating income.

Working Capital.

We had a working capital deficit of $71.5 million at March 31, 2018 compared to a working capital deficit of $69.5 million at December 31, 2017. Excluding the current portion of long-term debt, we had a working capital deficit of $30.3 million at March 31, 2018 compared to a working capital deficit of $30.0 million at December 31, 2017.

As discussed elsewhere within this “Liquidity and Capital Resources” section, the Final Arbitration Award has affected our ability to obtain working capital through financing.  We can provide no assurance as to whether negotiations with GEL will result in a settlement or the potential terms of any such settlement. If the parties are unable to reach an acceptable settlement with GEL, and GEL seeks to confirm and enforce the Final Arbitration Award: (i) our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations will be materially affected, and (ii) LE would likely be required to seek protection under bankruptcy laws.

We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements.  There can be no assurance that LEH and its affiliates (including Jonathan Carroll) will continue to fund our working capital requirements.

Capital Spending.

Capital improvements primarily relate to construction of new petroleum storage tanks to add to existing petroleum storage capacity. Since 2015, the Nixon Facility has been undergoing a capital improvement expansion project to significantly increase petroleum storage capacity.  Increased petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 30,000 bpd, and (iii) provides an opportunity to generate additional tolling and terminaling revenue.  When the expansion project is complete, petroleum storage capacity at the Nixon Facility will exceed 1.2 million bbls, an increase of more than 0.9 million bbls.  Due to the Final Arbitration Award, capital expenditures in the Current Period were minimal and primarily consisted of capitalized interest on the secured loan agreements with Veritex.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
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

See “Part I, Item 1. Financial Statements – Note (10) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

Contractual Obligations.

Related Party.  See “Part I, Item 1. Financial Statements – Note (8) Related Party Transactions” for a summary of the agreements we have in place with related parties.

GEL.  See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award” for disclosures related to the Final Arbitration Award to GEL.

Supplemental Pipeline Bonds.  See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award” and “Note (17) Commitments and Contingencies – Supplemental Pipeline Bonds” for a discussion of supplemental pipeline bonding requirements.

Indebtedness.

The principal balances outstanding on our long-term debt, net (including related party) for the periods indicated were as follow:

	March 31,	December 31,
	2018	2017
	(in thousands)

First Term Loan Due 2034 (in default)	$23,020	$23,199
Second Term Loan Due 2034 (in default)	9,450	9,502
Notre Dame Debt (in default)	4,978	4,978
LEH Loan Agreement	4,000	4,000
March Ingleside Note	1,215	1,169
March Carroll Note	610	439
Capital Leases	72	-
	43,345	43,287

Less: Current portion of long-term debt, net	(41,243)	(39,544)

Less: Unamoritized debt issue costs	(2,102)	(2,135)
	$-	$1,608

Payments on long-term debt totaled $0.2 million in the Current Period compared to $0.5 million in the Prior Period.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As described elsewhere in this Quarterly Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and Second Term Loan Due 2034.  In addition to existing events of default related to the Final Arbitration Award, at March 31, 2018, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements.  LE also failed to replenish a payment reserve account as required.  The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under the loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the secured loan agreements considering the ongoing settlement discussions with GEL and the continuance of the hearing on confirmation of the Final Arbitration Award and to allow Veritex to evaluate any proposed settlement agreement related to the Final Arbitration Award, which would require Veritex’s approval.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.  Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition, and results of operations and would likely require LE to seek protection under bankruptcy laws.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Long-Lived Assets.

Refinery and Facilities. Management expects to continue making improvements to the crude distillation tower based on operation needs and technological advances.  Additions to refinery and facilities assets are capitalized. Expenditures for repairs and maintenance are expensed as incurred and included as operating expenses under the Amended and Restated Operating Agreement.

We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations.  For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service.  As a result of the Final Arbitration Award, which represents a significant adverse change that could affect the value of a long-lived asset, management performed potential impairment testing of our refinery and facilities assets in the fourth quarter of 2017. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2017.  We did not record any impairment of our refinery and facilities assets for the periods presented.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenue Recognition.

We adopted the provisions of FASB ASU 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018, as described below in “Recently Adopted Accounting Guidance.” Accordingly, our revenue recognition accounting policy has been revised to reflect the adoption of this standard.

Refinery Operations Revenue.  Revenue from the sale of refined petroleum products is recognized when the product is sold to a customer in fulfillment of performance obligations.  Each barrel of refined petroleum product, or other unit of measure, is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated.  Performance obligations are met when control is transferred to the customer in accordance with the terms of the respective sales agreement.  We consider a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the refined petroleum product, the transfer of significant risks and rewards, our rights to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant.  Transportation, shipping and handling costs incurred are included in cost of refined products sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

Tolling and Terminaling Revenue.  Revenues for tolling and terminaling include fees pursuant to: (i) tolling agreements, whereby a customer agrees to pay a certain fee per gallon or barrel for throughput volumes moving through the naphtha stabilizer unit and a fixed monthly reservation fee for use of the naphtha stabilizer unit and (ii) tank storage agreements, whereby a customer agrees to pay a certain fee per tank based on tank size over a period of time for the storage of products. We typically satisfy performance obligations for tolling and terminaling operations with the passage of time. We determine the transaction price at agreement inception based on the guaranteed minimum amount of revenue over the term of the agreement. We allocate the transaction price to the single performance obligation that exists under the agreement, and we recognize revenue in the amount for which we have a right to invoice. Generally, payment terms do not exceed 30 days.

Revenue from tank storage customers may, from time to time, include fees for ancillary services, such as in-tank and tank-to-tank blending.  These services are considered optional to the customer, and the price we charge for such services is not included in the fixed cost under the customer’s tank storage agreement.  Ancillary services do not provide a material right to the customer, and such services are considered a separate performance obligation by us under the tank storage agreement. The performance obligation is satisfied when the requested service has been performed in the applicable period.

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

Asset Retirement Obligations.

FASB ASC guidance related to AROs requires that a liability for the discounted fair value of an ARO be recorded in the period in which incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted towards its future value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At December 31, 2017 and 2016, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of March 31, 2018 and December 31, 2017.

FASB ASC guidance related to income taxes also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

See “Part I, Item 1. Financial Statements - Note (15) Income Taxes” for further information related to income taxes.

Recently Adopted Accounting Guidance

FASB issues an ASU to communicate changes to the FASB ASC, including changes to non-authoritative SEC content.  Recently adopted ASUs include:

ASU 2014-09, Revenue from Contracts with Customers (ASC 606).  We adopted this accounting pronouncement effective January 1, 2018, using a modified retrospective approach, which required us to apply the new revenue standard to: (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018.  In accordance with this approach, our consolidated revenues for the periods prior to January 1, 2018 will not be revised.  Our implementation activities related to ASC 606 are complete, and we will not have any material differences in the amount or timing of revenues as a result of the adoption of ASC 606.  Our largest revenue streams consist of orders received from our customers for crude-oil derived specialty products based on market prices.  These revenues are recognized at a point in time upon transfer of control of the product in accordance with contractual terms.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

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

Changes in Internal Control over Financial Reporting

Management concluded that our internal control over financial reporting was effective as of December 31, 2017. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See “Part I, Item 4. Controls and Procedures – Evaluation of Disclosure Controls and Procedures” of this Quarterly Report for a discussion related to controls and procedures.)

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Final Arbitration Award

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award” of this Quarterly Report for disclosures related to the Final Arbitration Award to GEL.

Other Legal Matters

From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings.  Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (10) Long-Term Debt, Net” for disclosures related to defaults on our debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description
10.1	Fourth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated February 1, 2018.
10.2	Fifth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated February 28, 2018.
10.3	Sixth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated March 26, 2018.
10.4	Seventh Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated April 27, 2018.
31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

*           All exhibits listed are filed herewith.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

May 15, 2018	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

May 15, 2018	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)