Form 10-Q
period 2018-06-30
BLUE DOLPHIN ENERGY CO
filed 2018-08-14
CIK 793306

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of August 14, 2018:  10,925,513

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

INTRODUCTION

This Quarterly Report for the quarterly period ended June 30, 2018 (this “Quarterly Report”) is a document that U.S. public companies file with the Securities and Exchange Commission (“SEC”) each quarter.  Part I, Item 1. of the Quarterly Report contains financial information, including consolidated financial statements and related notes.  Part I, Item 2. of this Quarterly Report provides management’s discussion and analysis of our financial condition and results of operations. We hope investors will find it useful to have this information in a single document.

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

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”), “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, and “Part II, Item 1A. Risk Factors” in this Quarterly Report explain some of the important factors that may cause actual results to be materially different from those that we anticipate.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

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

Barrel (“bbl”). A unit of volume equal to 42 U.S. gallons.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

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

Downtime. Scheduled and/or unscheduled periods in which the crude distillation tower is not operating.  Downtime may occur for a variety of reasons, including bad weather, power failures, and preventive maintenance.

Easement, Interest and Other Income. Reflects land easement fees received from FLNG Land II, Inc., a Delaware corporation (“FLNG”), pursuant to a Master Easement Agreement.

EBITDA. Reflects earnings before: (i) interest income (expense), (ii) income taxes, and (iii) depreciation and amortization.

Final Arbitration Award. Damages and attorney fees and related expenses awarded to GEL Tex Marketing, LLC (“GEL”) by an arbitrator on August 11, 2017, in arbitration proceedings between LE and GEL related to a contractual dispute.

General and Administrative Expenses. Primarily include corporate costs, such as accounting and legal fees, office lease expenses, and administrative expenses.

Gross Profit. Calculated as total revenue less cost of refined products sold; reflected as a dollar ($) amount.

Gross Margin.  Calculated as gross profit divided by total revenue; reflected as a percentage (%).

Refining Gross Profit per Bbl.  Calculated as refined petroleum product sales less cost of refined products sold divided by the volume, in bbls, of refined petroleum products sold during the period; reflected as a dollar ($) amount per bbl.

Income Tax Expense. Includes federal and state taxes, as well as deferred taxes, arising from temporary differences between income for financial reporting and income tax purposes.

Net Income (Loss). Represents total revenue from operations less total cost of operations, total other income (expense), and income tax benefit (expense).

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

Refinery Operating Expenses. Refinery operating expenses in our consolidated statements of operations represent: (i) Blue Dolphin’s direct operating expenses, which primarily include the crude distillation tower and associated facilities, such as direct costs of labor, maintenance materials and services, chemicals and catalysts and utilities and (ii) LEH’s operating fee of 5% of Blue Dolphin’s direct operating expenses pursuant to the Amended and Restated Operating Agreement.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2018	2017
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$361	$495
Restricted cash	49	49
Accounts receivable, net	1,105	1,357
Accounts receivable, related party	-	653
Prepaid expenses and other current assets	2,317	1,207
Deposits	195	129
Inventory	4,180	3,089
Refundable federal income tax	108	-
Total current assets	8,315	6,979

LONG-TERM ASSETS
Total property and equipment, net	64,992	64,597
Restricted cash, noncurrent	1,602	1,602
Surety bonds	230	230
Deferred tax assets, net	108	-
Total long-term assets	66,932	66,429
TOTAL ASSETS	$75,247	$73,408

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion, in default	$35,194	35,544
Long-term debt, related party, current portion	6,060	4,000
Interest payable	2,529	2,135
Interest payable, related party	1,214	892
Accounts payable	1,958	2,344
Accounts payable, related party	1,226	974
Asset retirement obligations, current portion	2,458	2,315
Accrued expenses and other current liabilities	3,487	1,160
Accrued arbitration award payable	24,128	27,128
Total current liabilities	78,254	76,492

LONG-TERM LIABILITIES
Deferred revenues and expenses	21	42
Capital lease obligation, net of current portion	21	-
Long-term debt, related party, net of current portion	-	1,608
Total long-term liabilities	42	1,650
TOTAL LIABILITIES	78,296	78,142

Commitments and contingencies (Note 18)

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,925,513
shares issued at June 30, 2018 and December 31, 2017, respectively)	109	109
Additional paid-in capital	36,907	36,907
Accumulated deficit	(40,065)	(41,750)
TOTAL STOCKHOLDERS' DEFICIT	(3,049)	(4,734)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$75,247	$73,408

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$88,265	$56,633	$159,777	$108,535
Tolling and terminaling	850	704	1,584	1,407
Total revenue from operations	89,115	57,337	161,361	109,942

COST OF OPERATIONS
Cost of refined products sold	83,867	54,625	152,591	106,399
Refinery operating expenses	1,377	1,652	3,299	4,465
Other operating expenses	56	54	100	115
Arbitration award and associated fees	-	24,339	-	24,339
General and administrative expenses	688	708	1,348	1,614
Depletion, depreciation and amortization	463	449	918	900
Accretion of asset retirement obligations	78	72	144	144
Total cost of operations	86,529	81,899	158,400	137,976
Income (loss) from operations	2,586	(24,562)	2,961	(28,034)

OTHER INCOME (EXPENSE)
Easement, interest and other income	1	1	2	383
Interest and other expense	(751)	(832)	(1,495)	(1,426)
Gain on disposal of property	-	-	-	1,834
Total other income (expense)	(750)	(831)	(1,493)	791
Income (loss) before income taxes	1,836	(25,393)	1,468	(27,243)
Income tax benefit	-	-	217	-
Net income (loss)	$1,836	$(25,393)	$1,685	$(27,243)

Income (loss) per common share:
Basic	$0.17	$(2.39)	$0.15	$(2.58)
Diluted	$0.17	$(2.39)	$0.15	$(2.58)

Weighted average number of common shares outstanding:
Basic	10,925,513	10,637,101	10,925,513	10,556,356
Diluted	10,925,513	10,637,101	10,925,513	10,556,356

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$1,685	$(27,243)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	918	900
Deferred income tax	(216)	-
Amortization of debt issue costs	64	64
Accretion of asset retirement obligations	144	144
Common stock issued for services	-	30
Changes in operating assets and liabilities
Accounts receivable	252	1,586
Accounts receivable, related party	653	1,162
Prepaid expenses and other current assets	(1,110)	(57)
Deposits and other assets	(66)	(25)
Inventory	(1,091)	(1,773)
Accrued arbitration award	(3,000)	31,279
Accounts payable, accrued expenses and other liabilities	2,635	(11,336)
Accounts payable, related party	252	302
Net cash provided by (used in) operating activities	1,120	(4,967)

INVESTING ACTIVITIES
Capital expenditures	(1,231)	(1,408)
Net cash used in investing activities	(1,231)	(1,408)

FINANCING ACTIVITIES
Payments on debt	(475)	(855)
Net activity on related-party debt	452	3,257
Net cash provided by (used in) financing activities	(23)	2,402
Net change in cash, cash equivalents, and restricted cash	(134)	(3,973)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,146	6,083
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,012	$2,110

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable and capital leases	$82	1,462
Financing of guaranty fees via long-term debt, related party	$325	$111
Conversion of accounts payable to short-term notes	$-	$-
Conversion of related-party notes to common stock	$-	$831
Interest paid	$1,290	$1,333
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

Notes to Consolidated Financial Statements

(1)	Organization

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

Structure and Management. Blue Dolphin is controlled by Lazarus Energy Holdings, LLC (“LEH”). LEH operates and manages all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”).  Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together LEH and Jonathan Carroll own 80.2% of our common stock, par value $0.01 per share (the “Common Stock”). (See “Note (9) Related Party Transactions,” “Note (11) Long-Term Debt, Net” and “Note (18) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

We have the following active subsidiaries:

●
Nixon Product Storage, LLC, a Delaware limited liability company (“NPS”).

●
Lazarus Energy, LLC, a Delaware limited liability company (“LE”).

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”).

●
Blue Dolphin Pipe Line Company, a Delaware corporation (“BDPL”).

●
Blue Dolphin Petroleum Company, a Delaware corporation.

●
Blue Dolphin Services Co., a Texas corporation (“BDSC”).

Effective June 12, 2018, Blue Dolphin acquired 100% of the issued and outstanding membership interests of NPS from Lazarus Midstream Partners, L.P., an affiliate of LEH, pursuant to an Assignment Agreement. The assignment was accounted for as a combination of entities under common control.  See “Note (5) NPS Assignment” of this Quarterly Report for further information related to the NPS assignment.

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

Going Concern.  Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern.  These factors include the following:

●
Final Arbitration Award and Settlement Agreement – As previously disclosed, LE was involved in arbitration proceedings (the “GEL Arbitration”) with GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL and dated August 12, 2011.  On August 11, 2017, the arbitrator delivered its final award in the GEL Arbitration (the “Final Arbitration Award”).  The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims.  Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of approximately $31.3 million.  As of the date of this report, LE has paid $7.6 million to GEL, which amount has been applied to reduce the balance of the Final Arbitration Award.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

As previously disclosed, a hearing on confirmation of the Final Arbitration Award was scheduled to occur on September 18, 2017 in state district court in Harris County, Texas. Prior to the scheduled hearing, LE and GEL jointly notified the court that the hearing would be continued for a period of no more than 90 days after September 18, 2017 (the “Continuance Period”), to facilitate settlement discussions between the parties. On September 26, 2017, LE and Blue Dolphin, together with LEH and Jonathan Carroll, entered into a Letter Agreement with GEL, effective September 18, 2017 (the “GEL Letter Agreement”), confirming the parties’ agreement to the continuation of the confirmation hearing during the Continuance Period, subject to the terms of the GEL Letter Agreement.  The GEL Letter Agreement was subsequently amended nine times to extend the Continuance Period through July 2018.

On July 20, 2018, LE, NPS, and Blue Dolphin, together with LEH, Carroll & Company Financial Holdings, L.P. (“C&C”), and Jonathan Carroll (collectively referred to herein as the “Lazarus Parties”), entered into a Settlement Agreement with GEL (the “Settlement Agreement”), whereby GEL and the Lazarus Parties agreed to mutually release all claims against each other and to file a stipulation of dismissal with prejudice in connection with the GEL Arbitration (the “Settlement”), subject to the terms and conditions set forth in the Settlement Agreement. The Settlement is conditioned upon payment by the Lazarus Parties to GEL of $10.0 million in cash (the “Settlement Payment”) and $0.5 million in cash at the end of each calendar month until the Settlement Payment is paid (the “Interim Payments”) or the Settlement Agreement is terminated. The Interim Payments will not be applied to reduce the amount of the Settlement Payment, but such payments will reduce the Final Arbitration Award. At June 30, 2018 and December 31, 2017, accrued arbitration award payable on our consolidated balance sheet was $24.1 million and $27.1 million, respectively.  At the time of the Settlement, the difference between the Settlement Payment and the amount we have accrued on our consolidated balance sheet for arbitration award payable will be recognized as a gain on our consolidated statement of operations.

The Settlement Agreement restricts the Lazarus Parties from taking certain actions without the prior written consent of GEL, including: (i) the incurrence of any debt not specifically excepted in the Settlement Agreement, (ii) the establishment of any liens not specifically excepted in the Settlement Agreement, (iii) the disposition of any assets other than certain ordinary course sales to unaffiliated third parties, payments to unaffiliated third-party trade creditors and scheduled debt payments, (iv) the entrance into any transactions with affiliates not specifically excepted in the Settlement Agreement, (v) the failure to pay debts generally as they become due, and (vi) the entrance into a bankruptcy, reorganization or similar proceeding. A violation of any of the restrictions in the Settlement Agreement, as well as the failure of the Lazarus Parties to make Interim Payments as they become due, will constitute an event of default under the Settlement Agreement which, subject to certain cure periods, would allow GEL to terminate the Settlement Agreement and enforce its rights under the Final Arbitration Award.

The Lazarus Parties are exploring the possibility of obtaining a commercial loan in an aggregate principal amount equal to the Settlement Payment (the “Settlement Financing”), subject to obtaining the consent of Veritex Community Bank (“Veritex”), as lender under certain loan agreements with the Lazarus Parties and their affiliates. Under the Settlement Agreement, the Lazarus Parties are required to work in good faith and take reasonable actions necessary to obtain the Settlement Financing in accordance with the terms of the Settlement Agreement. Prior to the consummation of the Settlement Financing, the Lazarus Parties are required to: (i) cause NPS to consummate the Settlement Financing and restrict its ability to commence a bankruptcy case, (ii) assign to NPS certain tank leases that will constitute collateral for the Settlement Financing, and (iii) cause NPS to assume joint and several liability for all or a portion of the Final Arbitration Award. The failure to achieve certain milestones in connection with obtaining the Settlement Financing will constitute an event of default under the Settlement Agreement, which would allow GEL to terminate the Settlement Agreement and enforce its rights under the Final Arbitration Award.

Simultaneously with the execution of the Settlement Agreement, Jonathan Carroll and C&C entered into a Security Agreement pursuant to which Jonathan Carroll and C&C agreed to secure up to $10.0 million of LE’s obligations under the Final Arbitration Award with a security interest in their equity in LEH.

The Settlement Agreement will terminate, unless extended in writing by GEL, on December 31, 2018 if the Settlement Payment is not made on or before such date, and the Settlement Agreement may be terminated by GEL following the occurrence of an event of default under the Settlement Agreement, as described above. Pursuant to the Settlement Agreement, the parties agreed to terminate the Letter Agreement, and GEL agreed not to take any action to execute or collect on the Final Arbitration Award and to take all action necessary to continue the District Court Action until the earlier of: (i) the date on which the Settlement Payment is paid or (ii) the termination of the Settlement Agreement.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

Blue Dolphin can provide no assurance that the conditions necessary for consummation of the Settlement will be met. If certain conditions are not met or the Settlement Agreement is terminated, GEL may seek to enforce the Final Arbitration Award against the Lazarus Parties, in which case: (i) our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations will be materially affected, and (ii) Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws.

●
Veritex Secured Loan Agreement Event of Default – Veritex, as successor in interest to Sovereign Bank by merger, delivered to obligors notices of default under secured loan agreements with Veritex, stating that the Final Arbitration Award constitutes an event of default under the secured loan agreements.  The occurrence of an event of default permits Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights and remedies under the secured loan agreements considering the Settlement Agreement. However, Veritex expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.  Additionally, Veritex must ultimately approve the Settlement.  The debt associated with loans under secured loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet at June 30, 2018 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet financial covenants in the secured loan agreements in the future.

We can provide no assurance as to whether Veritex, as first lienholder, will approve the Settlement.  If Veritex does not approve the Settlement Agreement, any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition, and results of operations, and Blue Dolphin would likely be required to seek protection under bankruptcy laws.

Operating Risks.  Successful execution of our business plan depends on several key factors, including the Settlement with GEL, having adequate crude oil and condensate supplies, maintaining safe and reliable operations at the Nixon Facility, improving margins on refined petroleum products, and meeting contractual obligations. (See “Part I, Item 1. Business – Business Strategies” in the Annual Report for information related to our business plan.)

For the quarter ended June 30, 2018, we reported net income of $1.8 million, or income of $0.17 per share, compared to a net loss of $25.4 million, or a loss of $2.39 per share, for the quarter ended June 30, 2017.  The prior period in 2017 included the Final Arbitration Award, which was $24.3 million and represented an expense of $2.32 per share.  Including the Final Arbitration Award, net income (loss) on a per share basis improved $2.56 between the periods.  Excluding the Final Arbitration Award, net income (loss) on a per share basis improved $0.27 between the periods, which was primarily the result of improved margins for refined petroleum products.

For the six months ended June 30, 2018, we reported net income of $1.7 million, or income of $0.15 per share, compared to a net loss of $27.2 million, or a loss of $2.58 per share, for the six months ended June 30, 2017.  Including the Final Arbitration Award, net income (loss) on a per share basis improved $2.73 between the periods.  Excluding the Final Arbitration Award, net income (loss) on a per share basis improved $0.43 between the periods, which was primarily the result of improved margins for refined petroleum products.

Execution of our business plan was hindered during the quarter ended June 30, 2018 by several factors, including:

●
Working Capital Deficits – We had a working capital deficit of $69.9 million at June 30, 2018 compared to a working capital deficit of $69.5 million at December 31, 2017. Excluding the current portion of long-term debt, we had a working capital deficit of $28.7 million at June 30, 2018 compared to a working capital deficit of $30.0 million at December 31, 2017.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

●·
Crude Supply – We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, and other factors, as noted above.

●
Financial Covenant Defaults – In addition to existing events of default related to the Final Arbitration Award, at June 30, 2018 LE and LRM were in violation of certain financial covenants in secured loan agreements with Veritex. Covenant defaults under the secured loan agreements would permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at June 30, 2018 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet the financial covenants in the future. There can be no assurance that Veritex will provide a waiver of events of default related to the Final Arbitration Award, consent to the Settlement Agreement with GEL, or provide future waivers of any financial covenant defaults, which would have an adverse impact on our financial position and results of operations.

We are continuing aggressive actions in 2018 to improve operations and liquidity.  Management believes that it is continuing to take the appropriate steps to improve operations at the Nixon Facility and our overall financial stability.  However, there can be no assurance that our business plan will be successful, that LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  If Veritex does not approve the Settlement or if the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws.

For additional disclosures related to the Final Arbitration Award, the GEL Letter Agreement, the Settlement Agreement, defaults under secured loan agreements, and risk factors that could materially affect our future business, financial condition and results of operations, refer to the following sections in this Quarterly Report:

●
Part I, Item 1. Financial Statements, Notes to Consolidated Financial Statements:

-
Note (9) Related Party Transactions

-
Note (11) Long-Term Debt, Net

-
Note (18) Commitments and Contingencies – Legal Matters

-
Note (19) Subsequent Events

●
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

-
Final Arbitration Award

-
Results of Operations

-
Liquidity and Capital Resources

●
Part II, Item 1. Legal Proceedings

●
Part II, Item 1A. Risk Factors

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

(2)	Basis of Presentation

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

The consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements at that date.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or for any other period.

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

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable consists of customer obligations due in the ordinary course of business.  Since we have a small number of customers with individually large amounts due on any given date, we evaluate potential and existing customers’ financial condition, credit worthiness, and payment history to minimize credit risk. Allowance for doubtful accounts is based on a combination of current sales and specific identification methods. If necessary, we establish an allowance for doubtful accounts to estimate the amount of probable credit losses.  Allowance for doubtful accounts totaled $0.1 million and $0 at June 30, 2018 and December 31, 2017, respectively.

Inventory. Our inventory primarily consists of refined petroleum products, crude oil and condensate, and chemicals.  Inventory is valued at lower of cost or net realizable value with cost being determined by the average cost method, and net realizable value being determined based on estimated selling prices less any associated delivery costs.  If the net realizable value of our refined petroleum products inventory declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of refined products sold.  (See “Note (7) Inventory” for additional disclosures related to our inventory.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
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

(See “Note (8) Property, Plant and Equipment, Net” for additional disclosures related to our refinery and facilities assets, oil and gas properties, pipelines and facilities assets, and construction in progress.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any net operating loss (“NOL”) carryforwards.  When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets.  A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of June 30, 2018 and December 31, 2017.    We expect to recover deferred tax assets related to the Alternative Minimum Tax (“AMT”).

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold.  A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At June 30, 2018 and December 31, 2017, there were no uncertain tax positions for which a reserve or liability was necessary.  (See “Note (16) Income Taxes” for further information related to income taxes.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
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

ASUs 2018-10 and 2016-02, Leases (Topic 842). In February 2016, FASB issued ASU 2016-02. This guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  In July 2018, FASB issued ASU 2018-10. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. For a public business entity, the amendments in ASU 2018-10 affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. We do not expect adoption of this guidance to have a significant impact on our consolidated balance sheets.

ASU 2018-09, Codification Improvements.  In July 2018, FASB issued ASU 2018-09.  This guidance affects a wide variety of topics in the codification and represents changes to clarify, correct errors in, or make minor improvements to the codification. The amendments make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments apply to all reporting entities within the scope of the affected accounting guidance.  Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.  We are currently evaluating the impact ASU 2018-09 may have on our consolidated financial statements.

ASU 2018-07, Compensation – Stock Compensation (Topic 718).  In June 2018, FASB issued ASU 2018-07.  This guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.  We do not expect adoption of this guidance to have a significant impact on our consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

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

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended June 30,
	2018				2017
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Corporate
	Operations	Terminaling	& Other	Total	Operations	& Other	Total

Revenues from external customers	$88,265	$850	$-	$89,115	$57,337	$-	$57,337
Intersegment revenues	-	875	-	875	-	-	-
Less: operation costs(1)	(85,761)	(782)	(398)	(86,941)	(81,055)	(395)	(81,450)
EBITDA(2)	$2,504	$943	$(398)		$(23,718)	$(395)

Depletion, depreciation and amortization				(463)			(449)
Interest expense, net				(750)			(831)

Income (loss) before income taxes				1,836			(25,393)

Income tax benefit				-			-

Net income (loss)				$1,836			$(25,393)

Capital expenditures	$487	$340	$-	$827	$858	$-	$858

Identifiable assets	$54,966	$19,317	$964	$75,247	$71,436	$1,048	$72,484

(1)
Operation costs within Refinery Operations includes related general and administrative expenses and the arbitration award and associated fees. Operation cost within Tolling and Terminaling includes an allocation of refinery operating expenses and other costs (e.g. insurance and maintenance), as well as associated refinery fuel costs.  Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs (such as accounting fees, director fees, and legal expense), as well as expenses associated with our pipeline assets and oil and gas leasehold interests (such as accretion).

(2)
EBITDA is a non-GAAP financial measure.  See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to EBITDA.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

	Six Months Ended June 30,
	2018				2017
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Corporate
	Operations	Terminaling	& Other	Total	Operations	& Other	Total

Revenues from external customers	$159,777	$1,584	$-	$161,361	$109,942	$-	$109,942
Intersegment revenues	-	1,546	-	1,546	-	-	-
Less: operation costs(1)	(156,676)	(1,510)	(842)	(159,028)	(136,250)	(825)	(137,075)
Other non-interest income(2)	-	-	-	-	-	2,216	2,216
EBITDA(3)	$3,101	$1,620	$(842)		$(26,308)	$1,391

Depletion, depreciation and amortization				(918)			(900)
Interest expense, net				(1,493)			(1,426)

Income (loss) before income taxes				1,468			(27,243)

Income tax benefit				217			-

Net income (loss)				$1,685			$(27,243)

Capital expenditures	$905	$544	$-	$1,449	$2,889	$-	$2,889

Identifiable assets	$54,966	$19,317	$964	$75,247	$71,436	$1,048	$72,484

(1)
Operation costs within Refinery Operations includes related general and administrative expenses and the arbitration award and associated fees. Operation cost within Tolling and Terminaling includes an allocation of refinery operating expenses and other costs (e.g. insurance and maintenance), as well as associated refinery fuel costs.  Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs (such as accounting fees, director fees, and legal expense), as well as expenses associated with our pipeline assets and oil and gas leasehold interests (such as accretion).

(2)	Other non-interest income reflects FLNG Land II, Inc. easement revenue. See “Note (18) Commitments and Contingencies – FLNG Easements” for further discussion related to FLNG.
(3)
EBITDA is a non-GAAP financial measure.  See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures” for additional information related to EBITDA.

(5)	NPS Assignment

Effective June 12, 2018, Blue Dolphin obtained 100% of the issued and outstanding membership interest of NPS, a Delaware limited liability company, from Lazarus Midstream Partners, L.P. (“Lazarus Midstream”), an affiliate of LEH, pursuant to an Assignment Agreement.  The assignment of interest facilitates the Lazarus Parties exploring the possibility of obtaining the Settlement Financing under the Settlement Agreement.

The assignment was accounted for as a combination of entities under common control. Accordingly, the recognized assets and liabilities of NPS were transferred at their carrying amounts at the date of transfer and the results of operations are included for the three and six months ended June 30, 2018. NPS did not have significant assets, liabilities or results of operations for the three and six months ended June 30, 2017. Assets and liabilities included in the consolidated balance sheets were $0.3 million and $0, respectively, as of June 30, 2018.  NPS provides petroleum storage services at the Nixon Facility.  NPS’ operations are included in our Tolling and Terminaling business segment.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Prepaid crude oil and condensate	$1,839	$913
Prepaid insurance	478	294
	$2,317	$1,207

(7)	Inventory

Inventory as of the dates indicated consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
AGO	$1,945	$213
Crude oil and condensate	1,573	961
Naphtha	417	170
Chemicals	224	162
Propane	16	17
LPG mix	5	8
HOBM	-	1,558
	$4,180	$3,089

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Refinery and facilities	$54,114	$51,432
Land	566	566
Other property and equipment	747	653
	55,427	52,651

Less: Accumulated depletion, depreciation, and amortization	(9,414)	(8,495)
	46,013	44,156

Construction in progress	18,979	20,441
	$64,992	$64,597

We capitalize interest cost incurred on funds used to construct property, plant, and equipment.  Capitalized interest, which is recorded as part of the asset to which it relates, is depreciated over the asset’s useful life.  Interest cost capitalized, which is currently included in construction in progress, was $3.7 million and $3.9 million at June 30, 2018 and December 31, 2017, respectively.  We expect construction of petroleum storage tanks at the Nixon Facility to continue until year end.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

(9)	Related Party Transactions

Blue Dolphin and certain of its subsidiaries are party to several agreements with LEH and its affiliates.  Management believes that these related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

Related Parties.

LEH.  LEH is our controlling shareholder.  Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH.  Together LEH and Jonathan Carroll own 80.2% of our Common Stock.  Related party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) a Debt Assumption Agreement with LE.  Additionally, effective June 12, 2018, Blue Dolphin obtained 100% of the issued and outstanding membership interest of NPS from Lazarus Midstream pursuant to an Assignment Agreement.  (See “Note (5) NPS Assignment” for further discussion related to the NPS transaction.)

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

Operations Related Agreements.

Amended and Restated Operating Agreement.  LEH operates and manages all Blue Dolphin properties pursuant to the Amended and Restated Operating Agreement. The Amended and Restated Operating Agreement, which was restructured following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL, expires: (i) April 1, 2020, (ii) upon written notice by either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in our best interest. LEH receives an operating fee of 5% of Blue Dolphin’s direct operating expenses. LEH’s operating fee and Blue Dolphin’s direct operating expenses are reflected within refinery operating expenses in our consolidated statements of operations.

Jet Fuel Sales Agreement.  LE sells jet fuel to LEH pursuant to a Jet Fuel Sales Agreement.  LEH resells the jet fuel purchased from LE to a government agency.  LEH bids for jet fuel contracts are evaluated under preferential pricing terms due to its HUBZone certification.  The Jet Fuel Sales Agreement terminates on the earliest to occur of: (a) a one-year term expiring March 31, 2019 plus a 30-day carryover or (b) delivery of a maximum quantity of jet fuel as defined therein.  Sales to LEH under the Jet Fuel Sales Agreement are reflected within refinery operations revenue in our consolidated statements of operations. (LRM previously leased petroleum storage tanks to LEH for the storage of the jet fuel under a Terminal Services Agreement.  The Terminal Services Agreement has been terminated as described below).

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
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

Financial Agreements.

BDPL Loan Agreement.  In August 2016, BDPL entered a loan and security agreement with LEH as evidenced by a promissory note in the original principal amount of $4.0 million (the “BDPL Loan Agreement”).  The BDPL Loan Agreement matures on August 15, 2018.  Interest accrues at rate of 16.00%.  A final balloon payment is due at maturity.

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

Promissory Notes.  We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements.  During 2017, LEH and its affiliates (Ingleside and Jonathan Carroll) provided working capital to Blue Dolphin in the form of non-cash advances, such as conversions of accounts payable to debt. These non-cash advances are reflected in the below promissory notes.  There can be no assurance that LEH and its affiliates will continue to fund our working capital requirements.  Outstanding principal and accrued interest owed under these promissory notes are reflected in long-term debt, related party, current portion in our consolidated balance sheets.

●
June LEH Note – In March 2017, Blue Dolphin entered a promissory note with LEH (the “March LEH Note”).  In June 2017, the March LEH Note was amended and restated to increase the principal amount (the “June LEH Note”).  The June LEH Note accrues interest at a rate of 8.00% and has a maturity date of January 2019. Interest under the June LEH Note, which is compounded annually and accrued at a rate of 8.00%, was paid in kind and added to the outstanding balance.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

Debt Assumption Agreement.  On September 18, 2017, LEH paid, on LE’s behalf, certain obligations totaling $3.6 million to GEL relating to the GEL Arbitration and the GEL Letter Agreement. In exchange for such payments, LE agreed to assume $3.7 million of LEH’s existing indebtedness pursuant to the Debt Assumption Agreement, entered on November 14, 2017 and made effective September 18, 2017, by and among LE, LEH and John Kissick.  Debt held by John Kissick, including the debt associated with the Debt Assumption Agreement, is reported in this Quarterly Report as the Notre Dame Debt and is reflected in long-term debt less unamortized debt issue costs, current portion in our consolidated balance sheets, as it is currently in default.  (See “Note (11) Long-Term Debt, Net” for further discussion related to the Notre Dame Debt.)

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

Financial Statements Impact.

Consolidated Balance Sheets.  Accounts receivable, related party from LEH associated with the Jet Fuel Sales Agreement were $0 and $0.7 million at June 30, 2018 and December 31, 2017, respectively.  Accounts payable, related party to LMT associated with the Dock Tolling Agreement were $1.2 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively.

Long-term debt, related party associated with the BDPL Loan Agreement, March Ingleside Note, and the March Carroll Note as of the dates indicated was as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
LEH	$4,036	$4,000
Ingleside	1,238	1,169
Jonathan Carroll	786	439
	6,060	5,608

Less: Long-term debt, related party,
current portion	(6,060)	(4,000)
	$-	$1,608

Accrued interest associated with the BDPL Loan Agreement was $1.2 million and $0.9 million at June 30, 2018 and December 31, 2017, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Operations.  Related party revenue from operations as a portion of refinery operations and tolling and terminaling was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(in thousands, except percent amounts)

LEH
Jet fuel product sales	$25,549	28.7%	$20,158	35.2%	$46,116	28.6%	$35,558	32.3%
HOBM sales	-	0.0%	-	0.0%	-	0.0%	3,657	3.3%
Jet fuel storage fees	-	0.0%	375	0.6%	-	0.0%	750	0.7%
Other customers								0.0%
Product sales	62,716	70.4%	36,475	63.6%	113,661	70.4%	69,320	63.1%
Tolling and terminaling	850	0.9%	329	0.6%	1,584	1.0%	657	0.6%
	$89,115	100.0%	$57,337	100.0%	$161,361	100.0%	$109,942	100.0%

Related party cost of goods sold associated with the Dock Tolling Agreement with LMT totaled $0.2 million for both the three months ended June 30, 2018 and 2017.  Related party cost of goods sold associated with the Dock Tolling Agreement with LMT totaled $0.4 million for both the six months ended June 30, 2018 and 2017.

Related party refinery operating expenses associated with the Amended and Restated Operating Agreement with LEH for the periods indicated were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		Operating		Operating		Operating		Operating
		Expense		Expense		Expense		Expense
	Amount	per bbl	Amount	per bbl	Amount	per bbl	Amount	per bbl
	(in thousands, except per bbl amounts)

LEH	$1,377	$1.16	$1,652	$153	$3,299	$1.51	$4,465	$2.14
	$1,377	$1.16	$1,652	$1.53	$3,299	$1.51	$4,465	$2.14

For the three months ended June 30, 2018, refinery operating expenses decreased approximately $0.3 million, or $0.37 per bbl, compared to the same period a year earlier.  For the six months ended June 30, 2018, refinery operating expenses decreased approximately $1.2 million, or $0.63 per bbl, compared to the same six-month period a year earlier. The decrease in refinery operating expenses was due to the revised cost-plus expense reimbursement structure under the Amended and Restated Operating Agreement, as well as management’s efforts to reduce spending.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

Related party interest expense associated with the BDPL Loan Agreement, the Restated Guaranty Fee Agreements, and the related-party promissory notes (the June LEH Note, the March Ingleside Note, and March Carroll Note) for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Jonathan Carroll	$177	$166	$340	$334
LEH	163	211	323	396
Ingleside	24	23	71	46
	$364	$400	$734	$776

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Unearned revenue	$2,721	$450
Board of director fees payable	241	207
Other payable	213	116
Customer deposits	109	109
Property taxes	81	131
Excise and income taxes payable	78	79
Insurance	44	68
	$3,487	$1,160

(11)	Long-Term Debt, Net

Long-term debt, net represents the outstanding principal of long-term debt less associated debt issue costs.  Long-term debt, net as of the dates indicated consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
First Term Loan Due 2034 (in default)	$22,841	$23,199
Second Term Loan Due 2034 (in default)	9,404	9,502
Notre Dame Debt (in default)	4,978	4,978
Capital leases	62	-
	$37,285	$37,679

Less: Current portion of long-term debt, net	(35,194)	(35,544)

Less: Unamortized debt issue costs	(2,070)	(2,135)
	$21	$-

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

Unamortized debt issue costs, which relate to secured loan agreements with Veritex, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
First Term Loan Due 2034 (in default)	$1,674	$1,674
Second Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(372)	(307)
	$2,070	$2,135

Amortization expense was $0.03 million for both the three months ended June 30, 2018 and 2017.  Amortization expense was $0.6 million for both the six months ended June 30, 2018 and 2017.

Accrued interest associated with long-term debt, net is reflected as interest payable, in default and interest payable, related party, in default in our consolidated balance sheets.  Accrued interest as of the dates indicated consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Notre Dame Debt (in default)	$2,444	$2,046
BDPL Loan Agreement (related party)	1,214	892
Second Term Loan Due 2034 (in default)	49	49
First Term Loan Due 2034 (in default)	36	40
	3,743	3,027
Less: Interest payable, current portion	(3,743)	(3,027)
Long-term interest payable, net of current portion	$-	$-

Related Party.  See “Note (9) Related Party Transactions” for additional disclosures with respect to related party long-term debt.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

As described elsewhere in this Quarterly Report, Veritex notified LE that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034.  In addition to existing events of default related to the Final Arbitration Award, at June 30, 2018, LE was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the first Term Loan Due 2034.  LE also failed to replenish a payment reserve account as required.  The occurrence of events of default under the First Term Loan Due 2034 permits Veritex to declare the amounts owed under the First Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE’s obligations under the loan agreement, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the First Term Loan Due 2034 considering the Settlement Agreement.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the First Term Loan Due 2034 and informed LE that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement.  Additionally, Veritex must ultimately approve the Settlement.  Any exercise by Veritex of its rights and remedies under the First Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations and would likely require Blue Dolphin to seek protection under bankruptcy laws.  (See “Note (1) Organization – Going Concern and Operating Risks” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

As a condition of the First Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LE entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earns a fee equal to 2.00% per annum of the outstanding principal balance owed under the First Term Loan Due 2034.  Effective in April 2017, the Guaranty Fee Agreement associated with the First Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock.  Guaranty fees earned by Jonathan Carroll related to the First Term Loan Due 2034 totaled $0.1 million for both the three months ended June 30, 2018 and 2017. Guaranty fees earned by Jonathan Carroll related to the First Term Loan Due 2034 totaled $0.2 million for both the six months ended June 30, 2018 and 2017. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LRM and Blue Dolphin also guaranteed the First Term Loan Due 2034. (See “Note (9) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll)

A portion of the proceeds of the First Term Loan Due 2034 were used to refinance approximately $8.5 million of debt owed under a previous debt facility with American First National Bank.  Remaining proceeds are being used primarily to construct new petroleum storage tanks at the Nixon Facility. The First Term Loan Due 2034 is secured by: (i) a first lien on all Nixon Facility business assets (excluding accounts receivable and inventory), (ii) assignment of all Nixon Facility contracts, permits, and licenses, (iii) absolute assignment of Nixon Facility rents and leases, including tank rental income, (iv) a payment reserve account held by Veritex, and (v) a pledge of $5.0 million of a life insurance policy on Jonathan Carroll.  The First Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for bank facilities of this type.

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

As described elsewhere in this Quarterly Report, Veritex notified LRM that the Final Arbitration Award constitutes an event of default under the Second Term Loan Due 2034.  In addition to existing events of default related to the Final Arbitration Award, at June 30, 2018, LRM was in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the Second Term Loan Due 2034.  The occurrence of events of default under the Second Term Loan Due 2034 permits Veritex to declare the amounts owed under the Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LRM’s obligations under the loan agreement, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the Second Term Loan Due 2034 considering the Settlement Agreement.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the Second Term Loan Due 2034 and informed LRM that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement.  Additionally, Veritex must ultimately approve the Settlement.  Any exercise by Veritex of its rights and remedies under the Second Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations and would likely require Blue Dolphin to seek protection under bankruptcy laws. (See “Note (1) Organization – Going Concern and Operating Risks” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

As a condition of the Second Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan.  For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earns a fee equal to 2.00% per annum of the outstanding principal balance owed under the Second Term Loan Due 2034.  Effective in April 2017, the Guaranty Fee Agreement associated with the Second Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock.  Guaranty fees earned by Jonathan Carroll related to the Second Term Loan Due 2034 totaled $0.1 million for both the three months ended June 30, 2018 and 2017. Guaranty fees earned by Jonathan Carroll related to the Second Term Loan Due 2034 totaled $0.2 million for both the six months ended June 30, 2018 and 2017. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LE and Blue Dolphin also guaranteed the Second Term Loan Due 2034.  (See “Note (9) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

A summary of equipment held under long-term capital leases as of the dates indicated follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Crane	$94	$-
Less: accumulated depreciation	(7)	-
	$87	$-

(12)	Asset Retirement Obligations

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

Changes to our ARO liability for the periods indicated were as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Asset retirement obligations, at the beginning of the period	$2,315	$2,028
Accretion expense	143	287
	2,458	2,315
Less: asset retirement obligations, current portion	(2,458)	(2,315)
Long-term asset retirement obligations, at the end of the period	$-	$-

(13)	Treasury Stock

At June 30, 2018 and December 31, 2017, we had 0 shares of treasury stock.  In May 2017, we issued 150,000 shares of treasury stock to Jonathan Carroll as payment for amounts due under the March Carroll Note. The issuance price of the treasury stock issued to Mr. Carroll was $2.48 per share, which represents the preceding 30-day average closing price of the Common Stock, in accordance with the Amended and Restated Guaranty Fee Agreements.  The shares of treasury stock issued to Mr. Carroll are restricted per applicable securities holding periods for affiliates.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

(14)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor.  At June 30, 2018 and December 31, 2017, we had cash balances (including restricted cash) of more than the FDIC insurance limit per depositor in the amount of $1.4 million and $1.6 million, respectively.

Key Supplier.

We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including as net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances.  Therefore, we believe that our accounts receivable credit risk exposure is limited.

For the three months ended June 30, 2018, we had 5 customers that accounted for approximately 96.7% of refinery operations revenue.  LEH, a related party, was 1 of these 5 significant customers and accounted for approximately 28.9% of refinery operations revenue.  At June 30, 2018, these 5 customers represented approximately $0.7 million in accounts receivable.  LEH represented approximately $0 in accounts receivable.  LEH purchases our jet fuel and resells the jet fuel to a government agency.  LEH bids for jet fuel contracts are evaluated under preferential pricing terms due to its HUBZone certification.  (See “Note (9) Related Party Transactions,” “Note (11) Long-Term Debt, Net,” and “Note (18) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

For the three months ended June 30, 2017, we had 4 customers that accounted for approximately 80.5% of our refined petroleum product sales. LEH was 1 of these 4 significant customers and accounted for approximately 35.6% of our refined petroleum product sales.  At June 30, 2017, these 4 customers represented approximately $0.3 million in accounts receivable.  LEH represented approximately $0 in accounts receivable.

For the six months ended June 30, 2018, we had 4 customers that accounted for approximately 86.8% of our refined petroleum product sales. LEH was 1 of these 4 significant customers and accounted for approximately 28.9% of our refined petroleum product sales.  At June 30, 2018, these 4 customers represented approximately $0.7 million in accounts receivable.  LEH represented approximately $0 in accounts receivable.

For the six months ended June 30, 2017, we had 3 customers that accounted for approximately 75.6% of our refined petroleum product sales.  LEH was 1 of these 3 significant customers and accounted for approximately 35.9% of our refined petroleum product sales.  At June 30, 2017, these 3 customers represented approximately $0.1 million in accounts receivable.  LEH represented approximately $0 in accounts receivable.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we occasionally sell low-sulfur diesel to customers that export to Mexico.   Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(in thousands)
LPG mix	$-	0.0%	$-	0.0%	$3	0.0%	$121	0.1%
Naphtha	23,648	26.8%	13,254	23.4%	39,966	25.0%	27,017	24.9%
Jet fuel	25,549	28.9%	20,158	35.6%	46,116	28.9%	35,558	32.8%
HOBM	22,430	25.4%	10,883	19.2%	38,859	24.3%	21,569	19.9%
AGO	16,638	18.9%	12,338	21.8%	34,833	21.8%	24,270	22.3%
	$88,265	100.0%	$56,633	100.0%	$159,777	100.0%	$108,535	100.0%

(15)	Leases

BDSC leases our principal office space in Houston, Texas under a 2006 lease agreement. Effective January 1, 2018, BDSC entered an amended lease agreement (the “Lease Amendment”) that extended the lease period by sixty-eight (68) months expiring on August 31, 2023. Under the Lease Amendment, our base rent for 6,489 square feet is $0.01 million per month.  The Lease Amendment includes an allowance for lessee improvements, rent abatements, and a five-year renewal option.  For the three months ended June 30, 2018 and 2017, rent expense totaled $0.06 million and $0.05 million, respectively. For the six months ended June 30, 2018 and 2017, rent expense totaled $0.11 million and $0.13 million, respectively. Rent expense is recognized on a straight-line basis.

(16)	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The principal element of the Tax Cuts and Jobs Act relevant to our financial statements is a reduction in the U.S. federal corporate tax rate from 34% to 21%, effective January 1, 2018. Other provisions of the Tax Cuts and Jobs Act did not have a significant impact on our financial statements for the three and six months ended June 30, 2018.

For the three months ended June 30, 2018 and 2017, we recognized an income tax benefit of $0.  For the six months ended June 30, 2018 and 2017, we recognized an income tax benefit of $0.2 million and $0, respectively.

The provision for income tax benefit (expense) as of the dates indicated consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Current	$108	$-
Deferred
Impact of change in enacted tax rates	-	(6,654)
Change in valuation allowance	109	6,654
Total provision for income taxes	$217	$-

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

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

The state of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin. Although TMT is imposed on an entity’s gross profit rather than on its net income, certain aspects of TMT make it like an income tax.  Accordingly, TMT is treated as an income tax for financial reporting purposes.  For the three months ended June 30, 2018 and 2017, we recognized a provision for state income tax of $0.  For the six months ended June 30, 2018 and 2017, we recognized a provision for state income tax of $0.02 million and $0, respectively.

Deferred income taxes as of the dates indicated consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss and capital loss carryforwards	$10,641	$9,767
Accrued arbitration award payable	3,180	4,122
Start-up costs (crude oil and condensate processing facility)	721	763
Asset retirement obligations liability/deferred revenue	520	495
AMT credit and other	100	217
Total deferred tax assets	15,162	15,365
Deferred tax liabilities:
Basis differences in property and equipment	(4,764)	(4,415)
Total deferred tax liabilities	(4,764)	(4,415)
	10,398	10,950
Valuation allowance	(10,290)	(10,950)
Deferred tax assets, net	$108	$-

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2016	$9,614	$23,562	$33,176

Net operating losses	-	6,656	6,656

Balance at December 31, 2017	$9,614	$30,218	$39,832

Net operating losses	-	4,160	4,160

Balance at June 30, 2018	$9,614	$34,378	$43,992

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At June 30, 2018 and December 31, 2017, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of June 30, 2018 and December 31, 2017.

(17)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and
	per share amounts)
Net income (loss)	$1,836	$(25,393)	$1,685	$(27,243)
Basic and diluted income (loss) per share	$0.17	$(2.39)	$0.15	$(2.58)
Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,925,513	10,637,101	10,925,513	10,556,356

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the three and six months ended June 30, 2018 and 2017 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

(18)	Commitments and Contingencies

Legal Matters.

Final Arbitration Award and Settlement Agreement.  See “Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” and "Part II, Item 1. Legal Proceedings” for additional disclosures related to the Final Arbitration Award and the Settlement Agreement.

Veritex Secured Loan Agreement Event of Default.  See “Note (1) Organization – Going Concern – Veritex Secured Loan Agreement Event of Default” and “Note (11) Long-Term Debt, Net” for disclosures related to defaults under secured loan agreements.

Other Legal Matters.  From time to time we are involved in routine lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens and administrative proceedings.  Management does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows.

Amended and Restated Operating Agreement. See “Note (9) Related Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement.

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

Financing Agreements. See “Note (11) Long-Term Debt, Net” for additional disclosures related to financing agreements.

Guarantees. LEH and Jonathan Carroll have provided guarantees on certain Blue Dolphin-related long-term debt.  The maximum amount of any guarantee is reduced as payments are made.  See “Note (11) Long-Term Debt, Net” for additional disclosures related to guarantees.

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

Supplemental Pipeline Bonds. In a letter dated March 30, 2018, the Bureau of Ocean Energy Management (the “BOEM”) ordered BDPL to provide additional supplemental bonds or acceptable financial assurance of approximately $4.8 million (the “Separate Orders”) within sixty (60) calendar days of receipt of the letter.  The Separate Orders relate to five (5) existing pipeline rights-of-way. BDPL sought to appeal the Separate Orders on May 30, 2018, and filed the required Statement of Reasons for the appeal with the Interior Board of Land Appeals on July 16, 2018.  The filing does not relieve BDPL of its obligations to provide additional financial assurance in accordance with the Separate Orders, and BOEM issued an Incident of Noncompliance (“INC”) for each Separate Order dated June 08, 2018 and received by BDPL on June 11, 2018.  BOEM asserts that the INCs authorize BOEM to impose financial penalties on BDPL if it does not comply with the Separate Orders within 20 days. BOEM asserts that potential penalties accrue for each day BDPL failed to comply after June 28, 2018.  BDPL appealed the INCs on August 8, 2018 and has thirty (30) days from the date of appeal to file a Statement of Reasons with BOEM.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Notes to Consolidated Financial Statements (Continued)

There can be no assurance that BOEM will: (i) accept a proposal for a reduced amount of supplemental financial assurance, (ii) not require additional supplemental pipeline bonds related to BDPL’s existing pipeline rights-of-way, and/or (iii) not impose penalties under the INCs. If BDPL is required by BOEM to provide significant additional supplemental bonds or acceptable financial assurance or is assessed significant penalties under the INCs, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.  As of June 30, 2018 and December 31, 2017, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM.

(19)	Subsequent Events

Settlement Agreement.  On July 20, 2018, the Lazarus Parties entered into a Settlement Agreement with GEL whereby the parties agreed to the Settlement, subject to the terms and conditions set forth in the Settlement Agreement.  (See “Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” for disclosures related to the Settlement Agreement.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (the Quarterly Report”), references to “Blue Dolphin,” “we,” “us” and “our” are to Blue Dolphin Energy Company and its subsidiaries, unless otherwise indicated or the context otherwise requires. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the risk factors, financial statements, and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”) and in our Quarterly Report on Form 10-Q for the period ended March 31, 2018.

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

Forward-looking statements reflect our current expectations regarding future events, results, or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, or materially affect our financial condition, results of operations and cash flows.  Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all these factors, they include, among others, the following and other factors described under the heading “Risk Factors” in the Annual Report, our Quarterly Report on Form 10-Q for the period ended March 31, 2018, and this Quarterly Report:

Risks Related to Our Business and Industry

●
Failure to meet the terms and conditions set forth in the Settlement Agreement with GEL, including but not limited to securing the Settlement Financing (See “Part I. Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” for disclosures related to the Settlement Agreement).
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
●
Insurance coverage that may be inadequate or expensive.
●
Related party transactions with LEH and its affiliates (including Jonathan Carroll and Ingleside), which may cause conflicts of interest.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
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

Risks Related to Our Pipelines and Oil and Gas Properties

●
Failure to meet the requirements of BOEM’s Separate Orders to provide additional supplemental bonds or acceptable financial assurance, which could significantly impact our liquidity and financial condition.
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
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
●
utilization rates of our competitors.

Key Relationships

Relationship with LEH

Blue Dolphin and certain of its subsidiaries are currently party to a variety of agreements with LEH.  Related party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) a Debt Assumption Agreement with LE. In addition, we currently rely on advances from LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements. There can be no assurances that LEH and its affiliates will continue to fund our working capital requirements.  (See “Part I, Item 1. Financial Statements – Note (9) Related Party Transactions” for additional disclosures related to agreements that we have in place with LEH and its affiliates.)

Relationship with Crude Supplier

Operation of the crude distillation tower depends on our ability to purchase adequate amounts of crude oil and condensate on favorable terms.  We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including as net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

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

Results of Operations

Consolidated Results

Three Months Ended June 30, 2018 (the “Current Three-Month Period”) Compared to June 30, 2017 (the “Prior Three-Month Period”).

Total Revenue from Operations. For the Current Three-Month Period, we had total revenue from operations of $89.1 million compared to total revenue from operations of $57.3 million for the Prior Three-Month Period, an increase of approximately 56%.  Approximately 99% of our revenue from operations is derived from refinery operations.  For the Current Three-Month Period compared to the Prior Three-Month Period, 87% of the increase in refinery operations revenue was due to higher product pricing while 13% was due to increased sales volume.  For the same period, tolling and terminaling revenue increased nearly 21% as a result of increased storage fees.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of Refined Products Sold. Cost of refined products sold was $83.9 million for the Current Three-Month Period compared to $54.6 million for the Prior Three-Month Period.  The approximate 54% increase in cost of refined products sold in the Current Three-Month Period compared to the Prior Three-Month Period was the result of higher crude oil prices and increased sales volume.

Gross Profit / Gross Margin. For the Current Three-Month Period, gross profit totaled $5.2 million, or 6%, compared to gross profit of $2.7 million, or 5%, for the Prior Three-Month Period.  The significant improvement between the periods primarily related to improved margins for refined petroleum products.

Refinery Operating Expenses.  We recorded refinery operating expenses of $1.4 million, or $1.16 per bbl, in the Current Three-Month Period compared to $1.7 million, or $1.53 per bbl, in the Prior Three-Month Period, a decrease of nearly 17%. The $0.3 million, or $0.37 per bbl, decrease in refinery operating expenses between the periods was the result of lower refinery operating expenses and management’s efforts to reduce spending. (See “Part I, Item 1. Financial Statements – Note (9) Related Party Transactions” for additional disclosures related to components of refinery operating expenses and the Amended and Restated Operating Agreement)

General and Administrative Expenses. We incurred general and administrative expenses of $0.7 million in the Current Three-Month Period compared to $0.7 million in the Prior Three-Month Period, which was relatively flat.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $0.5 million in the Current Three-Month Period compared to $0.4 million in the Prior Three-Month Period, which was relatively flat.

Other Income (Expense).  Total other income (expense) was an expense of $0.8 million in the Current Three-Month Period compared to expense of $0.8 million in the Prior Three-Month Period, which was flat.

Net Income (Loss).  For the Current Three-Month Period, we reported income of $1.8 million, or income of $0.17 per share, compared to a net loss of $25.4 million, or loss of $2.39 per share, for the Prior Three-Month Period.  The Prior Three-Month Period included the Final Arbitration Award, which was $24.3 million and represented an expense of $2.32 per share.  Including the Final Arbitration Award, net income (loss) on a per share basis improved $2.56 between the periods.  Excluding the Final Arbitration Award, net income (loss) on a per share basis improved $0.24 between the periods, which was primarily the result of improved margins for refined petroleum products.

Six Months Ended June 30, 2018 (the “Current Six-Month Period”) Compared to June 30, 2017 (the “Prior Six-Month Period”).

Total Revenue from Operations. For the Current Six-Month Period, we had total revenue from operations of $161.4 million compared to total revenue from operations of $109.9 million for the Prior Six-Month Period, an increase of approximately 47%.  Approximately 99% of our revenue from operations is derived from refinery operations. For the Current Six-Month Period compared to the Prior Six-Month Period, 86% of the increase in refinery operations revenue was due to higher product pricing while 13% was due to increased sales volume.  For the same period, tolling and terminaling revenue increased approximately 13% as a result of increased storage fees.

Cost of Refined Products Sold. Cost of refined products sold was $152.6 million for the Current Six-Month Period compared to $106.4 million for the Prior Six-Month Period.  The nearly 43% increase in cost of refined products sold in the Current Six-Month Period compared to the Prior Six-Month Period was the result of higher crude oil prices and increased sales volume.

Gross Profit / Gross Margin. For the Current Six-Month Period, gross profit totaled $8.8 million, or 5%, compared to gross profit of $3.5 million, or 3%, for the Prior Three-Month Period.  The significant improvement between the periods primarily related to improved margins for refined petroleum products.

Refinery Operating Expenses.  We recorded refinery operating expenses of $3.3 million, or $1.51 per bbl, in the Current Six-Month Period compared to $4.5 million, or $2.14 per bbl, in the Prior Six-Month Period, a decrease of 26%.  The $1.2 million, or $0.63 per bbl, decrease in refinery operating expenses between the periods was the result of lower refinery operating expenses in the Current Six-Month Period, a general cost restructure under the Amended and Restated Operating Agreement in the Prior Six-Month Period, and management’s efforts to reduce overall spending. (See “Part I, Item 1. Financial Statements – Note (9) Related Party Transactions” for additional disclosures related to components of refinery operating expenses and the Amended and Restated Operating Agreement)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and Administrative Expenses. We incurred general and administrative expenses of $1.3 million in the Current Six-Month Period compared to $1.6 million in the Prior Six-Month Period.  For the Current Six-Month Period compared to the Prior Six-Month Period, the approximate 16% decrease in general and administrative expenses primarily related to lower legal fees.

Depletion, Depreciation and Amortization.  We recorded depletion, depreciation and amortization expenses of $0.9 million in the Current Six-Month Period compared to $0.9 million in the Prior Three-Month Period, which was flat.

Other Income (Expense).  Total other income (expense) was an expense of $1.5 million in the Current Six-Month Period compared to income of $0.8 million in the Prior Six-Month Period.  The Prior Six-Month Period included a one-time gain on the sale of property.

Income Tax Expense.  We recognized an income tax benefit of $0.2 million in the Current Six-Month Period compared to an income tax expense of $0 in the Prior Six-Month Period.  Income tax benefit in the Current Six-Month Period primarily relates to a refundable AMT paid in prior periods. (See “Part I, Item 1. Financial Statements – Note (16) Income Taxes” for additional disclosures related to income taxes.)

Net Income (Loss).  For the Current Six-Month Period, we reported income of $1.7 million, or income of $0.15 per share, compared to a net loss of $27.2 million, or loss of $2.58 per share, for the Prior Six-Month Period. The Prior Six-Month Period included the Final Arbitration Award, which was $24.3 million and represented an expense of $2.32 per share.  Including the Final Arbitration Award, net income (loss) on a per share basis improved $2.73 between the periods.  Excluding the Final Arbitration Award, net income (loss) on a per share basis improved $0.41 between the periods, which was primarily the result of improved margins for refined petroleum products.

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

Refining Gross Profit per Bbl – For the three months ended June 30, 2018, refining gross profit per bbl was $3.86 compared to $1.89 per bbl for the three months ended June 30, 2017, reflecting an increase of $1.97.  The significant increase between the periods primarily related to improved margins for refined petroleum products in the Current Three-Month Period compared to the Prior Three-Month Period.  (See “Glossary of Selected Energy and Financial Terms” in this Quarterly Report for the definition of gross margin per bbl.)

EBITDA – EBITDA for the periods indicated was as follows:

●
Refinery Operations.  For the Current Three-Month Period, EBITDA for refinery operations was positive at $2.5 million compared to a loss of $23.7 million for the Prior Three-Month Period.  The Prior Three-Month Period included the Final Arbitration Award, which was $24.3 million.  Including the Final Arbitration Award, EBITDA for refinery operations improved $26.2 million between the periods.  Excluding the Final Arbitration Award, EBITDA for refinery operations improved $1.9 million between the periods, which was primarily the result of improved margins for refined petroleum products.

For the Current Six-Month Period, EBITDA for refinery operations was positive at $3.1 million compared to a loss of $26.3 million for the Prior Six-Month Period.  Including the Final Arbitration Award, EBITDA for refinery operations improved $29.4 million between the periods.  Excluding the Final Arbitration Award, EBITDA for refinery operations improved $5.1 million between the periods, which was primarily the result of improved margins for refined petroleum products.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

●
Tolling and Terminaling.  EBITDA for tolling and terminaling operations was positive at $0.9 million for the Current Three-Month Period. EBITDA for tolling and terminaling operations was also positive at $1.6 million for the Current Six-Month Period. We did not report tolling and terminaling operations as a separate business segment in 2017.

	Three Months Ended June 30,
	2018				2017
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Corporate
	Operations	Terminaling	& Other	Total	Operations	& Other	Total

Revenues from external customers	$88,265	$850	$-	$89,115	$57,337	$-	$57,337
Intersegment revenues	-	875	-	875	-	-	-
Less: operation costs(1)	(85,761)	(782)	(398)	(86,941)	(81,055)	(395)	(81,450)
EBITDA	$2,504	$943	$(398)	$3,049	$(23,718)	$(395)	$(24,113)

Depletion, depreciation and amortization				(463)			(449)
Interest expense, net				(750)			(831)

Income (loss) before income taxes				1,836			(25,393)

Income tax benefit (expense)				-			-

Net income (loss)				$1,836			$(25,393)

(1)
Operation costs within Refinery Operations includes related general and administrative expenses and the arbitration award and associated fees. Operation cost within Tolling and Terminaling includes an allocation of refinery operating expenses and other costs (e.g. insurance and maintenance), as well as associated refinery fuel costs.  Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs (such as accounting fees, director fees, and legal expense), as well as expenses associated with our pipeline assets and oil and gas leasehold interests (such as accretion).

	Six Months Ended June 30,
	2018				2017
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Corporate
	Operations	Terminaling	& Other	Total	Operations	& Other	Total

Revenues from external customers	$159,777	$1,584	$-	$161,361	$109,942	$-	$109,942
Intersegment revenues	-	1,546	-	1,546	-	-	-
Less: operation costs(1)	(156,676)	(1,510)	(842)	(159,028)	(136,250)	(825)	(137,075)
Other non-interest income(2)	-	-	-	-	-	2,216	2,216
EBITDA	$3,101	$1,620	$(842)	$3,879	$(26,308)	$1,391	$(24,917)

Depletion, depreciation and amortization				(918)			(900)
Interest expense, net				(1,493)			(1,426)

Income (loss) before income taxes				1,468			(27,243)

Income tax benefit (expense)				217			-

Net income (loss)				$1,685			$(27,243)

(1)
Operation costs within Refinery Operations includes related general and administrative expenses and the arbitration award and associated fees. Operation cost within Tolling and Terminaling includes an allocation of refinery operating expenses and other costs (e.g. insurance and maintenance), as well as associated refinery fuel costs.  Operation cost within Corporate and Other includes general and administrative expenses associated with corporate maintenance costs (such as accounting fees, director fees, and legal expense), as well as expenses associated with our pipeline assets and oil and gas leasehold interests (such as accretion).

(2)
Other non-interest income reflects FLNG easement revenue.  See “Part I, Item 1. – Notes to Consolidated Financial Statements – Note (18) Commitments and Contingencies – FLNG Easements” for further discussion related to FLNG.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Operations Throughput and Production Data

Operational metrics for the crude distillation tower for the periods indicated were as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except uptime data
	and percent amounts)
Calendar Days	91	91	181	181
Refinery downtime	(5)	(4)	(21)	(14)
Operating Days	86	87	160	167

Total refinery throughput (bbls)	1,182	1,078	2,191	2,083
Operating days:
bpd	14	12	14	12
Capacity utilization rate	91.6%	82.6%	91.3%	83.2%
Calendar days:
bpd	13	12	12	12
Capacity utilization rate	86.6%	79.0%	80.7%	76.7%

Total refinery production (bbls)	1,151	1,047	2,129	2,017
Operating days:
bpd	13	12	13	12
Capacity utilization rate	89.2%	80.2%	88.7%	80.5%
Calendar days:
bpd	13	12	12	11
Capacity utilization rate	84.3%	76.7%	78.4%	74.3%

Note:
The small difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents a combination of multiple factors including refinery fuel use, elimination of some impurities originally present in the crude oil, loss, and other factors.

In the Current Three-Month Period, the crude distillation tower experienced 5 days of downtime primarily related to repair and maintenance of the naphtha stabilizer unit.  In the Prior Three-Month Period, the crude distillation tower experienced 4 days of downtime primarily due to a contract-related dispute with GEL.  For the Current Three-Month Period compared to the Prior Three-Month Period, total refinery throughput bbls and total refinery production bbls increased nominally despite the crude distillation tower being down more days in the Current Three-Month Period.

In the Current Six-Month Period, the crude distillation tower experienced 21 days of downtime primarily related to repair and maintenance of the naphtha stabilizer unit and short maintenance turnarounds scheduled in January and March of 2018.  In the Prior Six-Month Period, the crude distillation tower experienced 14 days of downtime primarily due to a contract-related dispute with GEL.  For the Current Six-Month Period compared to the Prior Six-Month Period, total refinery throughput bbls and total refinery production bbls increased nominally despite the crude distillation tower being down more days in the Current Six-Month Period.

Refined Petroleum Product Sales Summary.

See “Part I, Item 1. Financial Statements - Note (14) Concentration of Risk” for a discussion of refined petroleum product sales.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Overview.

Currently, we rely on revenue from operations, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs.  Primary uses of cash include: (i) payment to LEH for Blue Dolphin’s direct operating costs plus the 5% operating expense fee under the Amended and Restated Operating Agreement, (ii) payments on long-term debt and the Final Arbitration Award, (iii) purchase of crude oil and condensate, and (iv) construction in progress.

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

We are continuing aggressive actions in 2018 to improve operations and liquidity.  These actions, as well as favorable market pricing, resulted in net income of $1.8 million for the Current Three-Month Period, an improvement of $2.0 million compared to the first quarter of 2018.  Management believes that it is continuing to take the appropriate steps to improve operations at the Nixon Facility and our overall financial stability.  However, there can be no assurance that our business plan will be successful, that LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all.  If Veritex does not approve the Settlement or the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin would likely be required to seek protection under bankruptcy laws.

Crude Oil and Condensate Supply.

Operation of the crude distillation tower depends on our ability to purchase adequate amounts of crude oil and condensate on favorable terms.  We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company.  This supplier currently provides us with adequate amounts of crude oil and condensate, and we expect the supplier to continue to do so for the foreseeable future.  However, our ability to purchase adequate amounts of crude oil and condensate is dependent on our liquidity and access to capital, which could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flow.

Our cash flow from operations for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Beginning cash, cash equivalents, and restricted cash	$2,384	$3,522	$2,146	$6,083

Cash flow from operations
Adjusted profit (loss) from operations	2,410	(24,810)	2,595	(26,105)
Change in assets and current liabilities	(2,091)	22,218	(1,475)	21,138
Total cash flow from operations	319	(2,592)	1,120	(4,967)

Cash inflows (outflows)
Payments on debt	(235)	(382)	(475)	(855)
Net activity on related-party debt	235	2,159	452	3,257
Capital expenditures	(691)	(597)	(1,231)	(1,408)
Total cash inflows (outflows)	(691)	1,180	(1,254)	994

Total change in cash flows	(372)	(1,412)	(134)	(3,973)

Ending cash, cash equivalents, and restricted cash	$2,012	$2,110	$2,012	$2,110

For the Current Three-Month Period, we experienced cash flow from operations of $0.3 million compared to negative cash flow from operations of $2.6 million for the Prior Three-Month Period. The $2.9 million improvement in cash flow from operations between the periods was primarily the result improved operating income. For the Current Six-Month Period, we experienced cash flow from operations of $1.1 million compared to negative cash flow from operations of $5.0 million for the Prior Six-Month Period. The $6.1 million improvement in cash flow from operations between the periods was primarily the result of improved operating income.

Working Capital.

We had a working capital deficit of $69.9 million at June 30, 2018 compared to a working capital deficit of $69.5 million at December 31, 2017. Excluding the current portion of long-term debt, we had a working capital deficit of $28.7 million at June 30, 2018 compared to a working capital deficit of $30.0 million at December 31, 2017.

As discussed elsewhere within this “Liquidity and Capital Resources” section, the Final Arbitration Award has affected our ability to obtain working capital through financing.  If the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award: (i) our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations will be materially affected, and (ii) Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws.

We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements.  There can be no assurance that LEH and its affiliates (including Jonathan Carroll) will continue to fund our working capital requirements.

Capital Spending.

Capital improvements primarily relate to construction of new petroleum storage tanks to add to existing petroleum storage capacity. Since 2015, the Nixon Facility has been undergoing a capital improvement expansion project to significantly increase petroleum storage capacity.  Increased petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 30,000 bpd, and (iii) provides an opportunity to generate additional tolling and terminaling revenue.  When the expansion project is complete, petroleum storage capacity at the Nixon Facility will exceed 1.2 million bbls, an increase of more than 0.9 million bbls.  Due to the Final Arbitration Award, capital expenditures in the Current Three-Month Period were minimal and primarily consisted of capitalized interest on the secured loan agreements with Veritex.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
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

See “Part I, Item 1. Financial Statements – Note (11) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

Contractual Obligations.

Related Party.  See “Part I, Item 1. Financial Statements – Note (9) Related Party Transactions” for a summary of the agreements we have in place with related parties.

GEL.  See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” for disclosures related to the Final Arbitration Award and Settlement Agreement with GEL.

Supplemental Pipeline Bonds.  See “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Supplemental Pipeline Bonds” for a discussion of supplemental pipeline bonding requirements.

Indebtedness.

The principal balances outstanding on our long-term debt, net (including related party) for the periods indicated were as follow:

	June 30,	December 31,
	2018	2017
	(in thousands)
First Term Loan Due 2034 (in default)	$22,841	$23,199
Second Term Loan Due 2034 (in default)	9,404	9,502
Notre Dame Debt (in default)	4,978	4,978
BDPL Loan Agreement	4,000	4,000
March Ingleside Note	1,238	1,169
March Carroll Note	786	439
Capital Leases	62	-
June LEH Note	36	-
	43,345	43,287
Less: Current portion of long-term debt, net	(41,254)	(39,544)
Less: Unamoritized debt issue costs	(2,070)	(2,135)
	$21	$1,608

Payments on long-term debt totaled $0.2 million in the Current Three-Month Period compared to $0.4 million in the Prior Three-Month Period. Payments on long-term debt totaled $0.5 million in the Current Six-Month Period compared to $0.9 million in the Prior Six-Month Period.

As described elsewhere in this Quarterly Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and Second Term Loan Due 2034.  In addition to existing events of default related to the Final Arbitration Award, at June 30, 2018, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements.  LE also failed to replenish a payment reserve account as required.  The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under the loan agreements, and/or exercise any other rights and remedies available.  Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the secured loan agreements considering the Settlement Agreement.  However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.  Additionally, Veritex must ultimately approve the Settlement.  Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition, and results of operations and would likely require Blue Dolphin to seek protection under bankruptcy laws.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern and Operating Risks, as well as Note (11) Long-Term Debt, Net” for additional disclosures related to long-term debt financial covenant violations and events of default.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At June 30, 2018 and December 31, 2017, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of June 30, 2018 and December 31, 2017.

FASB ASC guidance related to income taxes also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

See “Part I, Item 1. Financial Statements - Note (16) Income Taxes” for further information related to income taxes.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

New Pronouncements Issued, Not Yet Effective

The following are recently issued, but not yet effective, ASU’s that may influence our consolidated financial position, results of operations, or cash flows:

ASUs 2018-10 and 2016-02, Leases (Topic 842). In February 2016, FASB issued ASU 2016-02. This guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  In July 2018, FASB issued ASU 2018-10. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. For a public business entity, the amendments in ASU 2018-10 affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. We do not expect adoption of this guidance to have a significant impact on our consolidated balance sheets.

ASU 2018-09, Codification Improvements.  In July 2018, FASB issued ASU 2018-09.  This guidance affects a wide variety of topics in the codification and represents changes to clarify, correct errors in, or make minor improvements to the codification. The amendments make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments apply to all reporting entities within the scope of the affected accounting guidance.  Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.  We are currently evaluating the impact ASU 2018-09 may have on our consolidated financial statements.

ASU 2018-07, Compensation – Stock Compensation (Topic 718).  In June 2018, FASB issued ASU 2018-07.  This guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.  We do not expect adoption of this guidance to have a significant impact on our consolidated financial statements.

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

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

Changes in Internal Control over Financial Reporting

Management concluded that our internal control over financial reporting was effective as of December 31, 2017. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See “Part I, Item 4. Controls and Procedures – Evaluation of Disclosure Controls and Procedures” of this Quarterly Report for a discussion related to controls and procedures.)

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Final Arbitration Award

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” of this Quarterly Report for disclosures related to the Final Arbitration Award to GEL and the Settlement Agreement between the Lazarus Parties and GEL.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (11) Long-Term Debt, Net” for disclosures related to defaults on our debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

10.1*	Eighth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated May 23, 2018.
10.2*	Ninth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated June 29, 2018.
10.3
Settlement Agreement, dated as of July 20, 2018, by and among Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, Nixon Product Storage, LLC, Carroll & Carroll Financial Holdings, L.P., and Jonathan Carroll.

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

August 14, 2018	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

August 14, 2018	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)