Form 10-Q
period 2018-09-30
BLUE DOLPHIN ENERGY CO
filed 2018-11-14
CIK 793306

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of November 14, 2018:  10,925,513

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

INTRODUCTION

This Quarterly Report for the quarterly period ended September 30, 2018 (this “Quarterly Report”) is a document that U.S. public companies file with the Securities and Exchange Commission (“SEC”) each quarter. Part I, Item 1. of the Quarterly Report contains financial information, including consolidated financial statements and related notes. Part I, Item 2. of this Quarterly Report provides management’s discussion and analysis of our financial condition and results of operations. We hope investors will find it useful to have this information in a single document.

In this Quarterly Report, “Blue Dolphin,” “we,” “our,” and “us” are used interchangeably to refer to Blue Dolphin Energy Company individually or to Blue Dolphin Energy Company and its subsidiaries collectively, as appropriate to the context and unless otherwise indicated. Information in this Quarterly Report is current as of the filing date, unless otherwise indicated.

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

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”), “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2018, and “Part II, Item 1A. Risk Factors” in this Quarterly Report explain some of the important factors that may cause actual results to be materially different from those that we anticipate.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

Product Slate. Represents type and quality of products produced.

Propane. A byproduct of natural gas processing and petroleum refining. Propane is one of a group of liquefied petroleum gases. Others include butane, propylene, butadiene, butylene, isobutylene and mixtures thereof.

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

Sulfur. Present at various levels of concentration in many hydrocarbon deposits, such as petroleum, coal, or natural gas. Also, produced as a byproduct of removing sulfur-containing contaminants from natural gas and petroleum. Some of the most commonly used hydrocarbon deposits are categorized per their sulfur content, with lower sulfur fuels usually selling at a higher, premium price and higher sulfur fuels selling at a lower, or discounted, price.

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

Gross Profit. Calculated as total revenue less cost of sales; reflected as a dollar ($) amount.

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

Refining Gross Profit per Bbl. Calculated as refined petroleum product sales less cost of sales divided by the volume, in bbls, of refined petroleum products sold during the period; reflected as a dollar ($) amount per bbl.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2018	2017
	(in thousands, except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24	$495
Restricted cash	49	49
Accounts receivable, net	1,669	1,357
Accounts receivable, related party	-	653
Prepaid expenses and other current assets	447	1,207
Deposits	194	129
Inventory	2,627	3,089
Refundable federal income tax, current	108	-
Total current assets	5,118	6,979

LONG-TERM ASSETS
Total property and equipment, net	65,109	64,597
Restricted cash, noncurrent	1,602	1,602
Surety bonds	230	230
Deferred tax assets, net	108	-
Total long-term assets	67,049	66,429

TOTAL ASSETS	$72,167	$73,408

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion, in default	$34,988	35,544
Long-term debt, related party, current portion, in default	6,532	4,000
Interest payable, in default	2,734	2,135
Interest payable, related party, in default	1,374	892
Accounts payable	2,617	2,344
Accounts payable, related party	1,378	974
Asset retirement obligations, current portion	2,519	2,315
Accrued expenses and other current liabilities	863	1,160
Accrued arbitration award payable	23,128	27,128
Total current liabilities	76,133	76,492

LONG-TERM LIABILITIES
Deferred revenues and expenses	10	42
Capital lease obligation, net of current portion	10	-
Long-term debt, related party, net of current portion	-	1,608
Total long-term liabilities	20	1,650

TOTAL LIABILITIES	76,153	78,142

Commitments and contingencies (Note 18)

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,925,513
shares issued at September 30, 2018 and December 31, 2017, respectively)	109	109
Additional paid-in capital	36,907	36,907
Retained earnings (deficit)	(41,002)	(41,750)
TOTAL STOCKHOLDERS' DEFICIT	(3,986)	(4,734)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$72,167	$73,408

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$94,468	$66,133	$254,245	$174,668
Tolling and terminaling	1,075	766	2,659	2,174
Total revenue from operations	95,543	66,899	256,904	176,842

COST OF OPERATIONS
Cost of sales	93,195	58,786	245,786	165,185
Refinery operating expenses	1,085	1,758	4,384	6,223
Other operating expenses	33	68	133	183
Arbitration award and associated fees	-	-	-	24,339
General and administrative expenses	929	1,240	2,277	2,854
Depletion, depreciation and amortization	478	455	1,396	1,356
Accretion of asset retirement obligations	61	72	205	216
Total cost of operations	95,781	62,379	254,181	200,356

Income (loss) from operations	(238)	4,520	2,723	(23,514)

OTHER INCOME (EXPENSE)
Easement, interest and other income	18	27	20	410
Interest and other expense	(760)	(601)	(2,255)	(2,028)
Gain on disposal of property	-	-	-	1,834
Total other income (expense)	(742)	(574)	(2,235)	216

Income (loss) before income taxes	(980)	3,946	488	(23,298)
			-
Income tax benefit	43	-	260	-

Net income (loss)	$(937)	$3,946	$748	$(23,298)

Income (loss) per common share:
Basic	$(0.09)	$0.36	$0.07	$(2.19)
Diluted	$(0.09)	$0.36	$0.07	$(2.19)

Weighted average number of common shares outstanding:
Basic	10,925,513	10,818,371	10,925,513	10,644,654
Diluted	10,925,513	10,818,371	10,925,513	10,644,654

Dividends declared per common share outstanding	$0.00	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$748	$(23,298)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	1,396	1,356
Deferred income tax	(216)	-
Amortization of debt issue costs	96	96
Accretion of asset retirement obligations	205	216
Common stock issued for services	-	30
Changes in operating assets and liabilities
Accounts receivable	(312)	1,395
Accounts receivable, related party	653	101
Prepaid expenses and other current assets	760	(585)
Deposits and other assets	(65)	(25)
Inventory	462	(700)
Accrued arbitration award	(4,000)	27,628
Accounts payable, accrued expenses and other liabilities	1,023	(12,804)
Accounts payable, related party	404	454
Net cash provided by (used in) operating activities	1,154	(6,136)

INVESTING ACTIVITIES
Capital expenditures	(1,826)	(1,777)
Net cash used in investing activities	(1,826)	(1,777)

FINANCING ACTIVITIES
Proceeds from issuance of debt	-	3,678
Payments on debt	(723)	(1,120)
Net activity on related-party debt	924	968
Net cash provided by financing activities	201	3,526
Net change in cash, cash equivalents, and restricted cash	(471)	(4,387)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,146	6,083
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,675	$1,696

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable and capital leases	$82	$1,651
Financing of guaranty fees via long-term debt, related party	$485	$171
Conversion of accounts payable to short-term notes	$-	$-
Conversion of related-party notes to common stock	$-	$831
Interest paid	$2,173	$1,574
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

Notes to Consolidated Financial Statements

(1)	Organization

Nature of Operations. Blue Dolphin Energy Company is a publicly-traded Delaware corporation primarily engaged in the refining and marketing of petroleum products. We also provide tolling and storage terminaling services. Our assets, which are located in Nixon, Texas, primarily include a 15,000-bpd crude distillation tower and approximately 1.1 million bbls of petroleum storage tanks (collectively the “Nixon Facility”). Pipeline transportation and oil and gas operations are no longer active.

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

We have the following active subsidiaries:

●
Blue Dolphin Pipe Line Company, a Delaware corporation (“BDPL”);

●
Blue Dolphin Petroleum Company, a Delaware corporation;

●
Blue Dolphin Services Co., a Texas corporation (“BDSC”);

●
Lazarus Energy, LLC, a Delaware limited liability company (“LE”);

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”); and

●
Nixon Product Storage, LLC, a Delaware limited liability company (“NPS”).

In June 2018, Blue Dolphin acquired 100% of the issued and outstanding membership interests of NPS from Lazarus Midstream Partners, L.P., an affiliate of LEH, pursuant to an Assignment Agreement. The assignment was accounted for as a combination of entities under common control. See “Note (5) NPS Assignment” of this Quarterly Report for further information related to the NPS assignment.

See "Part I, Item 1. Business” and “Item 2. Properties” in the Annual Report for additional information regarding our operating subsidiaries, principal facilities, and assets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

Going Concern. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

●
Final Arbitration Award and Settlement Agreement – As previously disclosed, LE was involved in arbitration proceedings (the “GEL Arbitration”) with GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL and dated August 12, 2011. On August 11, 2017, the arbitrator delivered its final award in the GEL Arbitration (the “Final Arbitration Award”). The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of approximately $31.3 million. As of the date of this report, LE has paid $9.2 million to GEL towards reducing the outstanding balance of the Final Arbitration Award. After the $3.7 million initial payment to GEL in September 2017, LE has made payments to GEL at $0.5 million per month.

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

On July 20, 2018, LE, NPS, and Blue Dolphin, together with LEH, Carroll & Company Financial Holdings, L.P. (“C&C”), and Jonathan Carroll (collectively referred to herein as the “Lazarus Parties”), entered into a Settlement Agreement with GEL (the “Settlement Agreement”), whereby GEL and the Lazarus Parties agreed to mutually release all claims against each other and to file a stipulation of dismissal with prejudice in connection with the GEL Arbitration (the “Settlement”), subject to the terms and conditions set forth in the Settlement Agreement. The Settlement is conditioned upon payment by the Lazarus Parties to GEL of $10.0 million in cash (the “Settlement Payment”) and $0.5 million in cash at the end of each calendar month until the Settlement Payment is paid (the “Interim Payments”) or the Settlement Agreement is terminated. The Interim Payments will not be applied to reduce the amount of the Settlement Payment, but such payments will reduce the Final Arbitration Award. At September 30, 2018 and December 31, 2017, accrued arbitration award payable on our consolidated balance sheet was $23.1 million and $27.1 million, respectively. At the time of the Settlement, the difference between the Settlement Payment and the amount we have accrued on our consolidated balance sheet for arbitration award payable will be recognized as a gain on our consolidated statement of operations.

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

The Lazarus Parties are exploring the possibility of obtaining a commercial loan or other financing in an aggregate principal amount equal to the Settlement Payment (the “Settlement Financing”), subject to obtaining the consent of Veritex Community Bank (“Veritex”), as lender under certain loan agreements with the Lazarus Parties and their affiliates. Under the Settlement Agreement, the Lazarus Parties are required to work in good faith and take reasonable actions necessary to obtain the Settlement Financing in accordance with the terms of the Settlement Agreement. Prior to the consummation of the Settlement Financing, the Lazarus Parties are required to: (i) cause NPS to consummate the Settlement Financing and restrict its ability to commence a bankruptcy case, (ii) assign to NPS certain tank leases that will constitute collateral for the Settlement Financing, and (iii) cause NPS to assume joint and several liability for all or a portion of the Final Arbitration Award. The failure to achieve certain milestones in connection with obtaining the Settlement Financing will constitute an event of default under the Settlement Agreement, which would allow GEL to terminate the Settlement Agreement and enforce its rights under the Final Arbitration Award.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

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

●
Veritex Secured Loan Agreement Event of Default – Veritex, as successor in interest to Sovereign Bank by merger, delivered to obligors notices of default under secured loan agreements with Veritex, stating that the Final Arbitration Award constitutes an event of default under the secured loan agreements. The occurrence of an event of default permits Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. Veritex informed obligors that it is not currently exercising its rights and remedies under the secured loan agreements considering the Settlement Agreement. However, Veritex expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Additionally, Veritex must ultimately approve the Settlement. The debt associated with loans under secured loan agreements was classified within the current portion of long-term debt on our consolidated balance sheet at September 30, 2018 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet financial covenants in the secured loan agreements in the future.

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

Operating Risks. Successful execution of our business plan depends on several key factors, including the Settlement with GEL, having adequate crude oil and condensate supplies, maintaining safe and reliable operations at the Nixon Facility, having favorable margins on refined petroleum products, and meeting contractual obligations. (See “Part I, Item 1. Business – Business Strategies” in the Annual Report for information related to our business plan.)

For the three months ended September 30, 2018, we reported a net loss of $0.9 million, or a loss of $0.09 per share, compared to net income of $3.9 million, or income of $0.36 per share, for the three months ended September 30, 2017. Net loss for the three months ended September 30, 2018 was primarily the result of lower and sometimes negative margins on refined petroleum products, while net income for the three months ended September 30, 2017 was primarily the result of favorable margins for refined petroleum products.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

For the nine months ended September 30, 2018, we reported net income of $0.7 million, or income of $0.07 per share, compared to a net loss of $23.3 million, or a loss of $2.19 per share, for the nine months ended September 30, 2017. The nine months ended September 30, 2017 included the net effect to our consolidated statement of operations of the Final Arbitration Award, which was an expense of $24.3 million in arbitration award and associated fees and represented an expense of $2.29 per share. Including the Final Arbitration Award, net income (loss) on a per share basis improved $2.26 between the periods. Excluding the Final Arbitration Award, net income (loss) on a per share basis declined $0.03 between the periods, which was primarily the result of slightly lower margins for refined petroleum products.

Execution of our business plan was hindered during the three months ended September 30, 2018 by several factors, including:

●
Working Capital Deficits – We had a working capital deficit of $71.0 million at September 30, 2018 compared to a working capital deficit of $69.5 million at December 31, 2017. Excluding the current portion of long-term debt, we had a working capital deficit of $29.5 million at September 30, 2018 compared to a working capital deficit of $30.0 million at December 31, 2017.

●
Crude Supply – Operation of the Nixon Facility depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect the supplier to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, and other factors, as noted above.

●
Financial Covenant Defaults – In addition to existing events of default related to the Final Arbitration Award, at September 30, 2018 LE and LRM were in violation of certain financial covenants in secured loan agreements with Veritex. Covenant defaults under the secured loan agreements would permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheet at September 30, 2018 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet the financial covenants in the future. There can be no assurance that Veritex will provide a waiver of events of default related to the Final Arbitration Award, consent to the Settlement Agreement with GEL, or provide future waivers of any financial covenant defaults, which would have an adverse impact on our financial position and results of operations.

We are continuing aggressive actions to improve operations and liquidity. Management believes that it is continuing to take the appropriate steps to improve operations at the Nixon Facility and our overall financial stability. However, there can be no assurance that our business plan will be successful, that LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing on commercially reasonable terms or at all. If Veritex does not approve the Settlement or if the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws.

For additional disclosures related to the Final Arbitration Award, the GEL Letter Agreement, the Settlement Agreement, defaults under secured loan agreements, and risk factors that could materially affect our future business, financial condition and results of operations, refer to the following sections in this Quarterly Report:

●
Part I, Item 1. Financial Statements, Notes to Consolidated Financial Statements:

Note (9) Related Party Transactions

Note (11) Long-Term Debt, Net

Note (18) Commitments and Contingencies – Legal Matters

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

●
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Final Arbitration Award

Results of Operations

Liquidity and Capital Resources

●
Part II, Item 1. Legal Proceedings

●
Part II, Item 1A. Risk Factors

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements, which include Blue Dolphin and its subsidiaries, have been prepared in accordance with GAAP for interim consolidated financial information pursuant to the rules and regulations of the SEC under Articles 8 and 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in our audited financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations. Significant intercompany transactions have been eliminated in the consolidation. In management’s opinion, all adjustments considered necessary for a fair presentation have been included, disclosures are adequate, and the presented information is not misleading.

The consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements at that date.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or for any other period.

(3)	Significant Accounting Policies

The summary of significant accounting policies of Blue Dolphin is presented to assist in understanding our consolidated financial statements. Our consolidated financial statements and accompanying notes are representations of management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of our consolidated financial statements.

Use of Estimates. We have made several estimates and assumptions related to the reporting of our consolidated assets and liabilities and to the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. We believe our current estimates are reasonable and appropriate; however, actual results could differ from those estimated.

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

Inventory. Our inventory primarily consists of refined petroleum products, crude oil and condensate, and chemicals. Inventory is valued at lower of cost or net realizable value with cost being determined by the average cost method, and net realizable value being determined based on estimated selling prices less any associated delivery costs. If the net realizable value of our refined petroleum products inventory declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of sales. (See “Note (7) Inventory” for additional disclosures related to our inventory.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
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

Pipelines and Facilities. Our pipelines and facilities are recorded at cost less any adjustments for depreciation or impairment. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) guidance on accounting for the impairment or disposal of long-lived assets, management performed periodic impairment testing of our pipeline and facilities assets in the fourth quarter of 2016. Upon completion of that testing, our pipeline assets were fully impaired. All pipeline transportation services to third parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition.

We adopted the provisions of FASB ASU (defined below) 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018, as described below in “New Pronouncements Adopted.” Accordingly, our revenue recognition accounting policy has been revised to reflect the adoption of this standard.

Refinery Operations Revenue. Revenue from the sale of refined petroleum products is recognized when the product is sold to a customer in fulfillment of performance obligations. Each barrel of refined petroleum product, or other unit of measure, is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are met when control is transferred to the customer in accordance with the terms of the respective sales agreement. We consider a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the refined petroleum product, the transfer of significant risks and rewards, our rights to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant. Transportation, shipping, and handling costs incurred are included in cost of sales. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

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

Revenue from tank storage customers may, from time to time, include fees for ancillary services, such as in-tank and tank-to-tank blending. These services are considered optional to the customer, and the price we charge for such services is not included in the fixed cost under the customer’s tank storage agreement. Ancillary services are considered a separate performance obligation by us under the tank storage agreement. The performance obligation is satisfied when the requested service has been performed in the applicable period.

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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any net operating loss (“NOL”) carryforwards. When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of September 30, 2018 and December 31, 2017. We expect to recover deferred tax assets related to the Alternative Minimum Tax (“AMT”).

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2018 and December 31, 2017, there were no uncertain tax positions for which a reserve or liability was necessary. (See “Note (16) Income Taxes” for further information related to income taxes.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
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

ASUs 2018-11, 2018-10, and 2016-02, Leases (Topic 842). In February 2016, FASB issued ASU 2016-02. This guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, FASB issued ASUs 2018-11 and 2018-10. ASU 2018-11 provides entities with relief from the costs of implementing certain aspects of ASU 2016-02 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11: (i) Entities may elect not to recast the comparative periods presented when transitioning to ASC 842 (Issue 1), and (ii) Lessors may elect not to separate lease and non-lease components when certain conditions are met (Issue 2). ASU 2018-10 made 16 separate amendments to ASC 842. For a public business entity, the amendments in ASUs 2018-11 and 2018-10 affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASUs 2018-11 and 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. Adoption of this guidance affects leases with a term of greater than 12-months and will result in: (i) the recognition of a liability to make lease payments and a right-to-use asset representing our right to use the underlying asset on our consolidated balance sheets and (ii) the recognition of an expense on our consolidated statements of operations each month as we amortize the right-to-use asset.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

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

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended September 30,
	2018				2017
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Corporate
	Operations	Terminaling	& Other	Total	Operations	& Other	Total

Net revenues (excluding intercompany fees and sales)	$94,468	$1,075	$-	$95,543	$66,899	$-	$66,899
Intercompany fees and sales	(873)	873	-	-	-	-	-
Operation costs and expenses(1)
Cost of materials and other	(92,571)	-	-	(92,571)	(58,786)	-	(58,786)
Operating expenses (excluding depreciation and amortization and general and administrative expenses presented below)	(1,085)	(624)	(94)	(1,803)	(1,758)	(140)	(1,898)
Segment contribution margin	$(61)	$1,324	$(94)	$1,169	$6,355	$(140)	$6,215
General and administrative expenses	(375)	(65)	(489)	(929)	(913)	(327)	(1,240)
Depreciation and amortization	(432)	(46)	-	(478)	(452)	(3)	(455)
Interest and other non-operating expenses, net				(742)			(574)

Income (loss) before income taxes				(980)			3,946

Income tax benefit				43			-

Net income (loss)				$(937)			$3,946

Capital expenditures	$372	$223	$-	$595	$539	$-	$539

Identifiable assets	$51,816	$19,425	$926	$72,167	$70,792	$2,068	$72,860

(1)
Operation costs within Refinery Operations includes the arbitration award and associated fees. Operation cost within Tolling and Terminaling includes terminal operating expenses, an allocation of other costs (e.g. insurance and maintenance), and associated refinery fuel costs. Operation cost within Corporate and Other includes expenses associated with our pipeline assets and oil and gas leasehold interests (such as accretion).

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

	Nine Months Ended September 30,
	2018				2017
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Corporate
	Operations	Terminaling	& Other	Total	Operations	& Other	Total

Net revenues (excluding intercompany fees and sales)	$254,245	$2,659	$-	$256,904	$176,842	$-	$176,842
Intercompany fees and sales	(2,419)	2,419	-	-	-	-	-
Operation costs and expenses(1)
Cost of materials and other	(244,380)	-	-	(244,380)	(189,525)	-	(189,525)
Operating expenses (excluding depreciation and amortization and general and administrative expenses presented below)	(3,698)	(2,092)	(338)	(6,128)	(6,223)	(399)	(6,622)
Segment contribution margin	$3,748	$2,986	$(338)	$6,396	$(18,906)	$(399)	$(19,305)
General and administrative expenses	(929)	(156)	(1,192)	(2,277)	(1,960)	(894)	(2,854)
Depreciation and amortization	(1,258)	(138)	-	(1,396)	(1,348)	(8)	(1,356)
Interest and other non-operating income (expenses), net(2)				(2,235)			217

Income (loss) before income taxes				488			(23,298)

Income tax benefit				260			-

Net income (loss)				$748			$(23,298)

Capital expenditures	$1,141	$767	$-	$1,908	$3,428	$-	$3,428

Identifiable assets	$51,816	$19,425	$926	$72,167	$70,792	$2,068	$72,860

(1)
Operation costs within Refinery Operations includes the arbitration award and associated fees. Operation cost within Tolling and Terminaling includes terminal operating expenses, an allocation of other costs (e.g. insurance and maintenance), and associated refinery fuel costs. Operation cost within Corporate and Other includes expenses associated with our pipeline assets and oil and gas leasehold interests (such as accretion).

(2)	Reflects FLNG Land II, Inc. easement revenue in 2017. See “Note (18) Commitments and Contingencies – FLNG Easements” for further discussion related to FLNG.

(5)	NPS Assignment

In June 2018, Blue Dolphin obtained 100% of the issued and outstanding membership interest of NPS, a Delaware limited liability company, from Lazarus Midstream Partners, L.P. (“Lazarus Midstream”), an affiliate of LEH, pursuant to an Assignment Agreement. The transaction represents transfer of a vacant shell entity owned by Lazarus Midstream to Blue Dolphin for the nominal fee of $10.00. The assignment of interest facilitates the Lazarus Parties exploring the possibility of obtaining the Settlement Financing under the Settlement Agreement.

The assignment was accounted for as a combination of entities under common control. Accordingly, the recognized assets and liabilities of NPS were transferred at their carrying amounts at the date of transfer and the results of operations are included for the three and nine months ended September 30, 2018. NPS did not have significant assets, liabilities or results of operations for the three and nine months ended September 30, 2017. NPS holds a leasehold interest in petroleum storage tanks at the Nixon Facility. NPS’ revenues and expenses are included in our Tolling and Terminaling business segment.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)

Prepaid insurance	$408	$294
Other prepaids	39	-
Prepaid crude oil and condensate	-	913

	$447	$1,207

(7)	Inventory

Inventory as of the dates indicated consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)

Crude oil and condensate	$1,571	$961
AGO	449	213
HOBM	256	1,558
Naphtha	234	170
Chemicals	94	162
Propane	18	17
LPG mix	5	8

	$2,627	$3,089

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)

Refinery and facilities	$54,210	$51,432
Land	566	566
Other property and equipment	747	653
	55,523	52,651

Less: Accumulated depletion, depreciation, and amortization	(9,892)	(8,495)
	45,631	44,156

Construction in progress	19,478	20,441

	$65,109	$64,597

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. Capitalized interest, which is recorded as part of the asset to which it relates, is depreciated over the asset’s useful life. Interest cost capitalized, which is currently included in construction in progress, was $4.2 million and $3.9 million at September 30, 2018 and December 31, 2017, respectively. We expect construction of petroleum storage tanks at the Nixon Facility to continue until year end.

(9)	Related Party Transactions

Blue Dolphin and certain of its subsidiaries are party to several agreements with LEH and its affiliates. Management believes that these related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

Related Parties.

LEH. LEH is our controlling shareholder. Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH. Together, LEH and Jonathan Carroll own 80.2% of our Common Stock. Related party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) a Debt Assumption Agreement with LE. Additionally, in June 2018, Blue Dolphin obtained 100% of the issued and outstanding membership interest of NPS from Lazarus Midstream pursuant to an Assignment Agreement. (See “Note (5) NPS Assignment” for further discussion related to the NPS transaction.)

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

Operations Related Agreements.

Amended and Restated Operating Agreement. LEH operates and manages all Blue Dolphin properties pursuant to the Amended and Restated Operating Agreement. The Amended and Restated Operating Agreement, which was restructured in 2017 following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL, expires: (i) April 1, 2020, (ii) upon written notice by either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in our best interest. LEH receives an operating fee of 5% of Blue Dolphin’s direct operating expenses. LEH’s operating fee and Blue Dolphin’s direct operating expenses are reflected within refinery operating expenses in our consolidated statements of operations.

Jet Fuel Sales Agreement. LE sells jet fuel to LEH pursuant to a Jet Fuel Sales Agreement. LEH resells the jet fuel purchased from LE to a government agency. LEH bids for jet fuel contracts are evaluated under preferential pricing terms due to its HUBZone certification. The Jet Fuel Sales Agreement terminates on the earliest to occur of: (a) a one-year term expiring March 31, 2019 plus a 30-day carryover or (b) delivery of a maximum quantity of jet fuel as defined therein. Sales to LEH under the Jet Fuel Sales Agreement are reflected within refinery operations revenue in our consolidated statements of operations. (LRM previously leased petroleum storage tanks to LEH for the storage of the jet fuel under a Terminal Services Agreement. The Terminal Services Agreement was terminated as described below).

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
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

Dock Tolling Agreement. In May 2016, LE entered a Dock Tolling Agreement with LMT to facilitate loading and unloading of petroleum products by barge at LMT’s dock facility in Ingleside, Texas. The Dock Tolling Agreement has a five-year term and may be terminated at any time by the agreement of both parties. LE pays LMT a flat reservation fee monthly. The reservation fee includes tolling volumes up to 84,000 gallons per day. Excess tolling volumes are subject to an increased per gallon rate. Amounts expensed as tolling fees under the Dock Tolling Agreement are reflected in the cost of sales in our consolidated statements of operations.

Financial Agreements.

BDPL Loan Agreement (In Default). In August 2016, BDPL entered a loan and security agreement with LEH as evidenced by a promissory note in the original principal amount of $4.0 million (the “BDPL Loan Agreement”). The BDPL Loan Agreement matured on August 15, 2018. Interest is still accruing at a rate of 16.00%. The BDPL Loan Agreement is currently in default due to non-payment.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

Debt Assumption Agreement. On September 18, 2017, LEH paid, on LE’s behalf, certain obligations totaling $3.6 million to GEL relating to the GEL Arbitration and the GEL Letter Agreement. In exchange for such payments, LE agreed to assume $3.7 million of LEH’s existing indebtedness pursuant to the Debt Assumption Agreement, entered on November 14, 2017 and made effective September 18, 2017, by and among LE, LEH and John Kissick. Debt held by John Kissick, including the debt associated with the Debt Assumption Agreement, is reported in this Quarterly Report as the Notre Dame Debt (defined below) and is reflected in long-term debt less unamortized debt issue costs, current portion in our consolidated balance sheets, as it is currently in default. (See “Note (11) Long-Term Debt, Net” for further discussion related to the Notre Dame Debt.)

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

Financial Statements Impact.

Consolidated Balance Sheets. Accounts receivable, related party from LEH associated with the Jet Fuel Sales Agreement were $0 and $0.7 million at September 30, 2018 and December 31, 2017, respectively. Accounts payable, related party to LMT associated with the Dock Tolling Agreement were $1.4 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively.

Long-term debt, related party associated with the BDPL Loan Agreement, March Ingleside Note, and the March Carroll Note as of the dates indicated was as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)

LEH	$4,303	$4,000
Ingleside	1,263	1,169
Jonathan Carroll	966	439

	6,532	5,608

Less: Long-term debt, related party,
current portion	(6,532)	(4,000)

	$-	$1,608

Accrued interest associated with the BDPL Loan Agreement was $1.4 million and $0.9 million at September 30, 2018 and December 31, 2017, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Operations. Revenue from related parties was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	(in thousands, except percent amounts)

Refinery operations
LEH	$27,299	28.7%	$20,803	31.1%	$73,415	28.6%	$59,786	33.8%
Other customers	67,169	70.4%	45,330	67.8%	180,830	70.4%	114,882	65.0%
Tolling and terminaling
LEH	-	0.0%	56	0.1%	-	0.0%	675	0.4%
Other customers	1,075	0.9%	710	1.0%	2,659	1.0%	1,499	0.8%

	$95,543	100.0%	$66,899	100.0%	$256,904	100.0%	$176,842	100.0%

Fees associated with the Dock Tolling Agreement with LMT totaled $0.2 million for both the three months ended September 30, 2018 and 2017. Fees associated with the Dock Tolling Agreement with LMT totaled $0.6 million for both the nine months ended September 30, 2018 and 2017.

Expenses and fees associated with the Amended and Restated Operating Agreement with LEH for the periods indicated were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	per bbl	Amount	per bbl	Amount	per bbl	Amount	per bbl
	(in thousands, except per bbl amounts)

Blue Dolphin's direct operating expenses
	$1,033	0.85	$1,674	1.46	$4,175	1.22	$5,927	1.84
LEH operating fee	52	0.04	84	0.07	209	0.06	296	0.09

Total refinery operating expenses	$1,085	$0.89	$1,758	$1.53	$4,384	$1.28	$6,223	$1.93

For the three months ended September 30, 2018, refinery operating expenses decreased approximately $0.7 million, or $0.64 per bbl, compared to the same period a year earlier. For the nine months ended September 30, 2018, refinery operating expenses decreased approximately $1.8 million, or $0.65 per bbl, compared to the same nine-month period a year earlier. The decrease in refinery operating expenses was due to the revised cost-plus expense reimbursement structure under the Amended and Restated Operating Agreement, as well as management’s efforts to reduce spending.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

Interest expense associated with the BDPL Loan Agreement, the Restated Guaranty Fee Agreements, and the related-party promissory notes (the June LEH Note, the March Ingleside Note, and March Carroll Note) for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)

Jonathan Carroll	$180	$171	$519	$521
LEH	166	164	489	542
Ingleside	25	23	96	69

	$371	$358	$1,104	$1,132

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)

Board of director fees payable	$270	$207
Other payable	205	116
Unearned revenue	125	450
Property taxes	122	131
Customer deposits	109	109
Excise and income taxes payable	32	79
Insurance	-	68

	$863	$1,160

(11)	Long-Term Debt, Net

Long-term debt, net represents the outstanding principal of long-term debt less associated debt issue costs. Long-term debt, net as of the dates indicated consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)

First Term Loan Due 2034 (in default)	$22,663	$23,199
Second Term Loan Due 2034 (in default)	9,344	9,502
Notre Dame Debt (in default)	4,978	4,978
Capital leases	51	-
	$37,036	$37,679

Less: Current portion of long-term debt, net	(34,988)	(35,544)

Less: Unamortized debt issue costs	(2,038)	(2,135)

	$10	$-

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

Unamortized debt issue costs, which relate to secured loan agreements with Veritex, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)

First Term Loan Due 2034 (in default)	$1,674	$1,674
Second Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(404)	(307)

	$2,038	$2,135

Amortization expense was $0.03 million for both the three months ended September 30, 2018 and 2017. Amortization expense was $0.1 million for both the nine months ended September 30, 2018 and 2017.

Accrued interest associated with long-term debt, net is reflected as interest payable, in default and interest payable, related party, in default in our consolidated balance sheets. Accrued interest as of the dates indicated consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)

Notre Dame Debt (in default)	$2,643	$2,046
BDPL Loan Agreement (related party, in default)	1,374	892
Second Term Loan Due 2034 (in default)	52	49
First Term Loan Due 2034 (in default)	39	40

	4,108	3,027

Less: Interest payable, current portion	(4,108)	(3,027)

Long-term interest payable, net of current portion	$-	$-

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

As described elsewhere in this Quarterly Report, Veritex notified LE that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034. In addition to existing events of default related to the Final Arbitration Award, at September 30, 2018, LE was in violation of the debt service coverage ratio, the current ratio, and debt-to-net worth ratio financial covenants related to the first Term Loan Due 2034. LE also failed to replenish a payment reserve account as required. The occurrence of events of default under the First Term Loan Due 2034 permits Veritex to declare the amounts owed under the First Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE’s obligations under the loan agreement, and/or exercise any other rights and remedies available. Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the First Term Loan Due 2034 considering the Settlement Agreement. However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the First Term Loan Due 2034 and informed LE that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement. Additionally, Veritex must ultimately approve the Settlement. Any exercise by Veritex of its rights and remedies under the First Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations and would likely require Blue Dolphin to seek protection under bankruptcy laws. (See “Note (1) Organization – "Going Concern" and " - Operating Risks” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

As a condition of the First Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LE entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earns a fee equal to 2.00% per annum of the outstanding principal balance owed under the First Term Loan Due 2034. Effective in April 2017, the Guaranty Fee Agreement associated with the First Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock. Guaranty fees earned by Jonathan Carroll related to the First Term Loan Due 2034 totaled $0.1 million for both the three months ended September 30, 2018 and 2017. Guaranty fees earned by Jonathan Carroll related to the First Term Loan Due 2034 totaled $0.3 million and $0.4 million for the nine months ended September 30, 2018 and 2017. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LRM and Blue Dolphin also guaranteed the First Term Loan Due 2034. (See “Note (9) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

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

As described elsewhere in this Quarterly Report, Veritex notified LRM that the Final Arbitration Award constitutes an event of default under the Second Term Loan Due 2034. In addition to existing events of default related to the Final Arbitration Award, at September 30, 2018, LRM was in violation of the debt service coverage ratio, the current ratio, and debt-to-net worth ratio financial covenants related to the Second Term Loan Due 2034. The occurrence of events of default under the Second Term Loan Due 2034 permits Veritex to declare the amounts owed under the Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LRM’s obligations under the loan agreement, and/or exercise any other rights and remedies available. Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the Second Term Loan Due 2034 considering the Settlement Agreement. However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the Second Term Loan Due 2034 and informed LRM that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreement. Additionally, Veritex must ultimately approve the Settlement. Any exercise by Veritex of its rights and remedies under the Second Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations and would likely require Blue Dolphin to seek protection under bankruptcy laws. (See “Note (1) Organization – "Going Concern" and " - Operating Risks” for additional disclosures related to the First Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

As a condition of the Second Term Loan Due 2034, Jonathan Carroll was required to guarantee repayment of funds borrowed and interest accrued under the loan. For his personal guarantee, LRM entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earns a fee equal to 2.00% per annum of the outstanding principal balance owed under the Second Term Loan Due 2034. Effective in April 2017, the Guaranty Fee Agreement associated with the Second Term Loan Due 2034 was amended and restated to reflect payment in cash and shares of Blue Dolphin Common Stock. Guaranty fees earned by Jonathan Carroll related to the Second Term Loan Due 2034 totaled $0.05 million and $0.05 million for the three months ended September 30, 2018 and 2017. Guaranty fees earned by Jonathan Carroll related to the Second Term Loan Due 2034 totaled $0.1 million and $0.1 million for the nine months ended September 30, 2018 and 2017. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. LEH, LE and Blue Dolphin also guaranteed the Second Term Loan Due 2034. (See “Note (9) Related Party Transactions” for additional disclosures related to LEH and Jonathan Carroll.)

A portion of the proceeds of the Second Term Loan Due 2034 were used to refinance a previous bridge loan from Veritex in the amount of $3.0 million, the funds of which were used to purchase idle refinery equipment for refurbishment and use at the Nixon Facility. Remaining proceeds are being used primarily to construct additional new petroleum storage tanks at the Nixon Facility. The Second Term Loan Due 2034 is secured by: (i) a second priority lien on the rights of LE in the crude distillation tower and the other collateral of LE pursuant to a security agreement; (ii) a first priority lien on the real property interests of LRM; (iii) a first priority lien on all of LRM’s fixtures, furniture, machinery and equipment; (iv) a first priority lien on all of LRM’s contractual rights, general intangibles and instruments, except with respect to LRM’s rights in its leases of certain specified tanks, with respect to which Veritex has a second priority lien in such leases subordinate to a prior lien granted by LRM to Veritex to secure obligations of LRM under the Term Loan Due 2017; and (v) all other collateral as described in the security documents. The Second Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for bank facilities of this type.

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

Capital Leases.

Boiler Equipment Lease. In 2014, LRM entered a 36-month build-to-suit capital lease for the purchase two new boilers for the Nixon Facility. One of the boilers was placed in service during the second quarter of 2017. The other boiler remains in construction in progress. The lease was paid off during the three months ended March 31, 2018.

Crane Lease. In January 2018, LE entered a 24-month capital lease for the purchase of a 20-ton crane for use at the Nixon Facility. The lease requires a negligible monthly payment and matures in January 2020.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

A summary of equipment held under long-term capital leases as of the dates indicated follows:

	September 30,	December 31,
	2018	2017
	(in thousands)

Crane	$94	$-
Less: accumulated depreciation	(10)	-

	$84	$-

(12)	Asset Retirement Obligations

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

Changes to our ARO liability for the periods indicated were as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)

Asset retirement obligations, at the beginning of the period	$2,315	$2,028
Liabilities settled	(1)	-
Accretion expense	205	287
	2,519	2,315
Less: asset retirement obligations, current portion	(2,519)	(2,315)

Long-term asset retirement obligations, at the end of the period	$-	$-

(13)	Treasury Stock

At September 30, 2018 and December 31, 2017, we had 0 shares of treasury stock. In May 2017, we issued 150,000 shares of treasury stock to Jonathan Carroll as payment for amounts due under the March Carroll Note. The issuance price of the treasury stock issued to Mr. Carroll was $2.48 per share, which represents the preceding 30-day average closing price of the Common Stock, in accordance with the Amended and Restated Guaranty Fee Agreements. The shares of treasury stock issued to Mr. Carroll are restricted per applicable securities holding periods for affiliates.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

(14)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor. At September 30, 2018 and December 31, 2017, we had cash balances (including restricted cash) of more than the FDIC insurance limit per depositor in the amount of $1.2 million and $1.6 million, respectively.

Key Supplier.

Operation of the Nixon Facility depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect the supplier to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including as net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances. Therefore, we believe that our accounts receivable credit risk exposure is limited.

For the three months ended September 30, 2018, we had 4 customers that accounted for approximately 94% of refinery operations revenue. LEH, a related party, was 1 of these 4 significant customers and accounted for approximately 29% of refinery operations revenue. At September 30, 2018, these 4 customers represented approximately $1.3 million in accounts receivable. LEH represented approximately $0 in accounts receivable. LEH purchases our jet fuel and resells the jet fuel to a government agency. LEH bids for jet fuel contracts are evaluated under preferential pricing terms due to its HUBZone certification. (See “Note (9) Related Party Transactions,” “Note (11) Long-Term Debt, Net,” and “Note (18) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

For the three months ended September 30, 2017, we had 4 customers that accounted for approximately 84% of our refined petroleum product sales. LEH was 1 of these 4 significant customers and accounted for approximately 32% of our refined petroleum product sales.  At September 30, 2017, these 4 customers represented approximately $1.5 million in accounts receivable.  LEH represented approximately $1.1 million in accounts receivable.

For the nine months ended September 30, 2018, we had 4 customers that accounted for approximately 90% of our refined petroleum product sales. LEH was 1 of these 4 significant customers and accounted for approximately 29% of our refined petroleum product sales.  At September 30, 2018, these 4 customers represented approximately $1.3 million in accounts receivable.  LEH represented approximately $0 in accounts receivable.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we occasionally sell low-sulfur diesel to customers that export to Mexico. Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	(in thousands)

LPG mix	$-	0.0%	$-	0.0%	$3	0.0%	$121	0.1%
Naphtha	24,127	25.5%	14,266	21.6%	64,093	25.2%	41,283	24.9%
Jet fuel	27,299	28.9%	20,803	31.5%	73,415	28.9%	56,361	32.8%
HOBM	21,735	23.0%	17,011	25.7%	60,594	23.8%	38,580	19.9%
AGO	21,307	22.6%	14,053	21.2%	56,140	22.1%	38,323	22.3%

	$94,468	100.0%	$66,133	100.0%	$254,245	100.0%	$174,668	100.0%

(15)	Leases

BDSC leases our principal office space in Houston, Texas under a 2006 lease agreement. Effective January 1, 2018, BDSC entered an amended lease agreement (the “Lease Amendment”) that extended the lease period by sixty-eight (68) months expiring on August 31, 2023. Under the Lease Amendment, our base rent for 6,489 square feet is $0.01 million per month. The Lease Amendment includes an allowance for lessee improvements, rent abatements, and a five-year renewal option. For both the three months ended September 30, 2018 and 2017, rent expense totaled $0.03 million. For both the nine months ended September 30, 2018 and 2017, rent expense totaled $0.1 million.

(16)	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The principal element of the Tax Cuts and Jobs Act relevant to our financial statements is a reduction in the U.S. federal corporate tax rate from 34% to 21%, effective January 1, 2018. Other provisions of the Tax Cuts and Jobs Act did not have a significant impact on our financial statements for the three and nine months ended September 30, 2018.

For the three months ended September 30, 2018 and 2017, we recognized an income tax benefit of $0.04 million and $0, respectively. For the nine months ended September 30, 2018 and 2017, we recognized an income tax benefit of $0.2 million and $0, respectively.

The provision for income tax benefit (expense) as of the dates indicated consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)

Current
Federal	$108	$-
State	43	-
Deferred
Impact of change in enacted tax rates	-	(6,654)
Change in valuation allowance	109	6,654
Total provision for income taxes	$260	$-

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

In 2018, our effective tax rate differed from the U.S. federal statutory rate primarily due to Alternative Minimum Tax credits made refundable by the Tax Cuts and Jobs Act. In 2017, our effective tax rate differed from the U.S. federal statutory rate primarily due to re-measuring deferred income taxes at the new statutory tax rate and the related change of the valuation allowance over our deferred tax assets. At the date of enactment of the Tax Cuts and Jobs Act, we re-measured our deferred tax assets and liabilities using a rate of 21%, which is the rate expected to be in place when such deferred assets and liabilities are expected to reverse in the future. The re-measurement was offset by a change in our valuation allowance. This had no impact on our net deferred tax assets.

The state of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin. Although TMT is imposed on an entity’s gross profit rather than on its net income, certain aspects of TMT make it like an income tax. Accordingly, TMT is treated as an income tax for financial reporting purposes. For the three and nine months ended September 30, 2018 and 2017, we recognized income relating to state income tax of $0.04 million and $0, respectively.

Deferred income taxes as of the dates indicated consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)

Deferred tax assets:
Net operating loss and capital loss carryforwards	$11,814	$9,767
Accrued arbitration award payable	3,048	4,122
Start-up costs (crude oil and condensate processing facility)	699	763
Asset retirement obligations liability/deferred revenue	6	495
AMT credit and other	15	217
Total deferred tax assets	14,033	15,365

Deferred tax liabilities:
Basis differences in property and equipment	(4,936)	(4,415)
Total deferred tax liabilities	(4,936)	(4,415)

	9,097	10,950

Valuation allowance	(10,538)	(10,950)

Deferred tax assets, net	$108	$-

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2016	$9,614	$23,562	$33,176

Net operating losses	-	6,656	6,656

Balance at December 31, 2017	$9,614	$30,218	$39,832

Net operating losses	-	9,747	9,747

Balance at September 30, 2018	$9,614	$39,965	$49,579

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At September 30, 2018 and December 31, 2017, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of September 30, 2018 and December 31, 2017.

(17)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and
	per share amounts)

Net income (loss)	$(937)	$3,946	$748	$(23,298)

Basic and diluted income (loss) per share	$(0.09)	$0.36	$0.07	$(2.19)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,925,513	10,818,371	10,925,513	10,644,654

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three and nine months ended September 30, 2018 and 2017 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

(18)	Commitments and Contingencies

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

Supplemental Pipeline Bonds. In a letter dated March 30, 2018, the Bureau of Ocean Energy Management (the “BOEM”) ordered BDPL to provide additional supplemental bonds or acceptable financial assurance of approximately $4.8 million (the “Separate Orders”) within sixty (60) calendar days of receipt of the letter. The Separate Orders relate to five (5) existing pipeline rights-of-way. BOEM issued an Incident of Noncompliance (“INC”) for each Separate Order dated June 8, 2018 and received by BDPL on June 11, 2018. BOEM asserts that the INCs authorize BOEM to impose financial penalties on BDPL if it does not comply with the Separate Orders within twenty (20) days. BOEM asserts that potential penalties accrue for each day BDPL failed to comply after June 28, 2018.  BDPL appealed the INCs on August 8, 2018 and its deadline for filing a Statement of Reasons with BOEM has been extended by the Interior Board of Land Appeals (the “IBLA”). BDPL’s appeal of the Separate Orders was denied by the IBLA on October 18, 2018. BDPL’s pending appeal of the INCs does not relieve BDPL of its obligations to provide additional financial assurance in accordance with the Separate Orders, or of BOEM’s authority to impose financial penalties.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Notes to Consolidated Financial Statements (Continued)

BDPL has initiated settlement discussions with BOEM to resolve the Separate Orders and the INCs. There can be no assurance that BOEM will: (i) accept a proposal for a reduced amount of supplemental financial assurance, (ii) not require additional supplemental pipeline bonds related to BDPL’s existing pipeline rights-of-way, and/or (iii) not impose penalties under the INCs. As a result, we are unable to predict the outcome of the discussions with BOEM or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2018. As of September 30, 2018 and December 31, 2017, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM. If BDPL is required by BOEM to provide significant additional supplemental bonds or acceptable financial assurance or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (the Quarterly Report”), references to “Blue Dolphin,” “we,” “us” and “our” are to Blue Dolphin Energy Company and its subsidiaries, unless otherwise indicated or the context otherwise requires. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the risk factors, financial statements, and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”), in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, and in our Quarterly Report on Form 10-Q for the period ended June 30, 2018.

Forward Looking Statements

Certain statements included in this Quarterly Report, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1935.  Forward-looking statements represent management’s beliefs and assumptions based on currently available information. Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, access to supplies of crude oil and condensate, commitments and contingencies, and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements.

Forward-looking statements reflect our current expectations regarding future events, results, or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, or materially affect our financial condition, results of operations and cash flows.  Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all these factors, they include, among others, the following and other factors described under the heading “Risk Factors” in the Annual Report, our Quarterly Report on Form 10-Q for the period ended March 31, 2018, our Quarterly Report on Form 10-Q for the period ended June 30, 2018, and this Quarterly Report:

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
●
Insurance coverage that may be inadequate or expensive.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
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
●
Volatility of refining margins.
●
Volatility of crude oil, other feedstocks, refined petroleum products, and fuel and utility services prices.
●
Our ability to acquire sufficient levels of crude oil on favorable terms to operate the Nixon Facility.
●
Refinery downtime, which would result in lost margin opportunity, increased maintenance costs, increased inventory, and a reduction in cash available for payment of our obligations and to which we are particularly vulnerable because all our refining operations are conducted at a single facility.
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
●
Our reliance on third parties for the transportation of crude oil and condensate into and refined petroleum products out of the Nixon Facility.
●
Interruptions in the supply of crude oil and condensate sourced in the Eagle Ford Shale.
●
Changes in the supply/demand balance in the Eagle Ford Shale that could result in lower margins.
●
Loss of market share by a key customer or consolidation among our customer base.
●
Regulation of greenhouse gas emissions, which could increase our operational costs and reduce demand for our products.

Risks Related to Our Pipelines and Oil and Gas Properties

●
Failure to meet the requirements of BOEM’s Separate Orders to provide additional supplemental bonds or acceptable financial assurance, which would significantly impact our liquidity and financial condition.
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
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
●
Availability of competing fuels (e.g., renewables); and
●
Seasonal fluctuations.

Product Slate

Management periodically determines whether to change the refinery’s product mix, as well as maintain, increase, or decrease inventory levels based on various factors. These factors include the crude oil pricing market in the U.S. Gulf Coast region, the refined petroleum products market in the same region, the relationship between these two markets, fulfilling contract demands, and other factors that may impact our operations, financial condition, and cash flows.

Refinery Downtime

The safe and reliable operation of the refinery is key to our financial performance and results of operations, and we are particularly vulnerable to disruptions in our operations because all our refining operations are conducted at a single facility. Although operating at anticipated levels, the refinery is still in a recommissioning phase and may require unscheduled downtime for unanticipated reasons, including maintenance and repairs, voluntary regulatory compliance measures, or cessation or suspension by regulatory authorities.

Occasionally, the Nixon Facility experiences a temporary shutdown due to power outages from high winds and thunderstorms. In such cases, we must initiate a standard refinery start-up process, which can last several days. We are typically able to resume normal operations the next day. Any scheduled or unscheduled downtime will result in lost margin opportunity, potential increased maintenance expense and a reduction of refined petroleum products inventory, which could reduce our ability to meet our payment obligations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Tolling and Terminaling Operations

The Nixon Facility’s petroleum storage tanks and infrastructure are primarily suited for crude oil and condensate and refined petroleum products, such as naphtha, jet fuel, diesel and fuel oil. Our storage terminaling operations are primarily affected by:

●
price (in terms of storage fees) and available capacity;
●
industry factors including changes in the prices of petroleum products that affect demand for storage services; and
●
utilization rates of our competitors (local demand).

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

Relationship with Crude Supplier

Operation of the Nixon Facility depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect the supplier to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including as net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

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

Results of Operations

Consolidated Results

Three Months Ended September 30, 2018 (the “Current Three-Month Period”) Compared to September 30, 2017 (the “Prior Three-Month Period”).

Total Revenue from Operations. For the Current Three-Month Period, we had total revenue from operations of $95.5 million compared to total revenue from operations of $66.9 million for the Prior Three-Month Period, an increase of approximately 43%. Approximately 99% of our revenue from operations is derived from refinery operations. For the Current Three-Month Period compared to the Prior Three-Month Period, 89% of the increase in refinery operations revenue was due to higher product pricing while 11% was due to increased sales volume. For the same period, tolling and terminaling revenue increased approximately 40% as a result of increased storage fees under renewed customer agreements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of Sales. Cost of sales was $93.2 million for the Current Three-Month Period compared to $58.8 million for the Prior Three-Month Period. The approximate 59% increase in cost of sales in the Current Three-Month Period compared to the Prior Three-Month Period was the result of higher crude oil prices and slightly increased sales volume.

Gross Profit / Gross Margin. For the Current Three-Month Period, gross profit totaled $2.3 million, or approximately 2%, compared to gross profit of $8.1 million, or approximately 12%, for the Prior Three-Month Period. The significant decrease in gross profit between the periods primarily related to less favorable margins for refined petroleum products.

Refinery Operating Expenses. We recorded refinery operating expenses of $1.1 million, or $0.89 per bbl, in the Current Three-Month Period compared to $1.8 million, or $1.53 per bbl, in the Prior Three-Month Period, a decrease of approximately 38%. The $0.7 million, or $0.64 per bbl, decrease in refinery operating expenses between the periods was the result of lower refinery operating expenses under the Amended and Restated Operating Agreement and management’s efforts to reduce spending. (See “Part I, Item 1. Financial Statements – Note (9) Related Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement, including a breakdown of expenses and fees.)

General and Administrative Expenses. We incurred general and administrative expenses of $0.9 million in the Current Three-Month Period compared to $1.2 million in the Prior Three-Month Period. The approximate 25% decrease in general and administrative expenses between the periods primarily related to decreased legal expenses.

Other Income (Expense). Total other income (expense) was an expense of $0.7 million in the Current Three-Month Period compared to expense of $0.6 million in the Prior Three-Month Period, which was relatively flat.

Net Income (Loss). For the Current Three-Month Period, we reported a net loss of $0.9 million, or a loss of $0.09 per share, compared to net income of $3.9 million, or income of $0.36 per share, for the Prior Three-Month Period. Net loss for the Current Three-Month Period was primarily the result of lower and sometimes negative margins on refined petroleum products, while net income for the Prior Three-Month Period was primarily the result of favorable margins for refined petroleum products.

Nine Months Ended September 30, 2018 (the “Current Nine-Month Period”) Compared to September 30, 2017 (the “Prior Nine-Month Period”).

Total Revenue from Operations. For the Current Nine-Month Period, we had total revenue from operations of $256.9 million compared to total revenue from operations of $176.8 million for the Prior Nine-Month Period, an increase of approximately 43%. Approximately 99% of our revenue from operations is derived from refinery operations. For the Current Nine-Month Period compared to the Prior Nine-Month Period, 87% of the increase in refinery operations revenue was due to higher product pricing while 13% was due to increased sales volume. For the same period, tolling and terminaling revenue increased approximately 22% as a result of increased storage fees under renewed customer agreements.

Cost of Sales. Cost of sales was $245.8 million for the Current Nine-Month Period compared to $165.2 million for the Prior Nine-Month Period. The nearly 49% increase in cost of sales in the Current Nine-Month Period compared to the Prior Nine-Month Period was the result of higher crude oil prices and slightly increased sales volume.

Gross Profit / Gross Margin. For the Current Nine-Month Period, gross profit totaled $11.1 million, or 4%, compared to gross profit of $11.7 million, or nearly 7%, for the Prior Nine-Month Period. The decrease in gross profit between the periods primarily related to less favorable margins on refined petroleum products.

Refinery Operating Expenses. We recorded refinery operating expenses of $4.4 million, or $1.28 per bbl, in the Current Nine-Month Period compared to $6.2 million, or $1.93 per bbl, in the Prior Nine-Month Period, a decrease of nearly 30%. The $1.8 million, or $0.65 per bbl, decrease in refinery operating expenses between the periods was the result of lower refinery operating expenses in the Current Nine-Month Period, a general cost restructure under the Amended and Restated Operating Agreement in the Prior Nine-Month Period, and management’s efforts to reduce overall spending. (See “Part I, Item 1. Financial Statements – Note (9) Related Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement, including a breakdown of expenses and fees.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Arbitration Award and Associated Fees.  The Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of approximately $31.3 million. However, the net effect to our consolidated statement of operations was an expense of $24.3 million in arbitration award and associated fees related to the Final Arbitration Award during the Prior Nine-Month Period. Arbitration award and associated fees totaled $0 for the Current Nine-Month Period.

General and Administrative Expenses. We incurred general and administrative expenses of $2.3 million in the Current Nine-Month Period compared to $2.9 million in the Prior Nine-Month Period. For the Current Nine-Month Period compared to the Prior Nine-Month Period, the approximate 20% decrease in general and administrative expenses primarily related to lower legal fees.

Depletion, Depreciation and Amortization. We recorded depletion, depreciation and amortization expenses of $1.4 million in the Current Nine-Month Period compared to $1.4 million in the Prior Nine-Month Period, which was flat.

Other Income (Expense). Total other income (expense) was an expense of $2.2 million in the Current Nine-Month Period compared to income of $0.2 million in the Prior Nine-Month Period. The Prior Nine-Month Period included a one-time gain on the sale of property.

Income Tax Expense. We recognized an income tax benefit of $0.3 million in the Current Nine-Month Period compared to an income tax expense of $0 in the Prior Nine-Month Period. Income tax benefit in the Current Nine-Month Period primarily relates to a refundable AMT paid in prior periods. (See “Part I, Item 1. Financial Statements – Note (16) Income Taxes” for additional disclosures related to income taxes.)

Net Income (Loss). For the Current Nine-Month Period, we reported income of $0.7 million, or income of $0.07 per share, compared to a net loss of $23.3 million, or loss of $2.19 per share, for the Prior Nine-Month Period. The Prior Nine-Month Period included the net effect to our consolidated statement of operations of the Final Arbitration Award, which was an expense of $24.3 million in arbitration award and associated fees and represented an expense of $2.29 per share.  Including the Final Arbitration Award, net income (loss) on a per share basis improved $2.26 between the periods. Excluding the Final Arbitration Award, net income (loss) on a per share basis declined $0.03 per share between the periods, which was primarily the result of less favorable margins for refined petroleum products.

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

Refining Gross Profit per Bbl – For the Current Three-Month Period, refining gross profit per bbl was $1.07 compared to $6.46 per bbl for the Prior Three-Month Period, reflecting a decrease of $5.39. The significant decrease between the periods primarily related to less favorable margins for refined petroleum products in the Current Three-Month Period compared to the Prior Three-Month Period. (See “Glossary of Selected Energy and Financial Terms” in this Quarterly Report for the definition of gross margin per bbl.)

For the Current Nine-Month Period, refining gross profit per bbl was $2.54 compared to $3.02 per bbl for the Prior Nine-Month Period, reflecting a decrease of $0.48. The decrease between the periods primarily related to unfavorable margins for refined petroleum products in the Current Nine-Month Period compared to the Prior Nine-Month Period.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EBITDA – EBITDA for the periods indicated was as follows:

●
Refinery Operations. EBITDA for refinery operations was negative at $0.4 million for the Current Three-Month Period compared to $5.4 million for the Prior Three-Month Period. The $5.0 million decrease between the periods primarily related to less favorable margins for refined petroleum products in the Current Three-Month Period.

For the Current Nine-Month Period, EBITDA for refinery operations was positive at $2.8 million compared to a loss of $20.9 million for the Prior Nine-Month Period. The improvement between the periods was primarily the result of favorable margins for refined petroleum products. Including the Final Arbitration Award, EBITDA for refinery operations improved $23.7 million between the periods. Excluding the Final Arbitration Award, EBITDA for refinery operations decreased $0.7 million between the periods primarily as a result of less favorable margins for refined petroleum products.

●
Tolling and Terminaling. EBITDA for tolling and terminaling operations was positive at $1.3 million for the Current Three-Month Period. EBITDA for tolling and terminaling operations was also positive at $2.8 million for the Current Nine-Month Period. We did not report tolling and terminaling operations as a separate business segment in 2017.

	Three Months Ended September 30,
	2018				2017
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Corporate
	Operations	Terminaling	& Other	Total	Operations	& Other	Total

Net revenues (excluding intercompany fees and sales)	$94,468	$1,075	$-	$95,543	$66,899	$-	$66,899
Intercompany fees and sales	(873)	873	-	-	-	-	-
Operation costs and expenses(1)
Cost of materials and other	(92,571)	-	-	(92,571)	(58,786)	-	(58,786)
Operating expenses (excluding depreciation and amortization
and general and administrative expenses presented below)	(1,085)	(624)	(94)	(1,803)	(1,758)	(140)	(1,898)
Segment contribution margin	$(61)	$1,324	$(94)	$1,169	$6,355	$(140)	$6,215
General and administrative expenses	(375)	(65)	(489)	(929)	(913)	(327)	(1,240)
EBITDA	$(436)	$1,259	$(583)	$240	$5,442	$(467)	$4,975

Depreciation and amortization	(432)	(46)	-	(478)	(452)	(3)	(455)
Interest and other non-operating expenses, net				(742)			(574)

Income (loss) before income taxes				(980)			3,946

Income tax benefit				43			-

Net income (loss)				$(937)			$3,946

(1)
Operation costs within Refinery Operations includes the arbitration award and associated fees. Operation cost within Tolling and Terminaling includes terminal operating expenses, an allocation of other costs (e.g. insurance and maintenance), and associated refinery fuel costs. Operation cost within Corporate and Other includes expenses associated with our pipeline assets and oil and gas leasehold interests (such as accretion).

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Nine Months Ended September 30,
	2018				2017
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Corporate
	Operations	Terminaling	& Other	Total	Operations	& Other	Total

Net revenues (excluding intercompany fees and sales)	$254,245	$2,659	$-	$256,904	$176,842	$-	$176,842
Intercompany fees and sales	(2,419)	2,419	-	-	-	-	-
Operation costs and expenses(1)
Cost of materials and other	(244,380)	-	-	(244,380)	(189,525)	-	(189,525)
Operating expenses (excluding depreciation and amortization
and general and administrative expenses presented below)	(3,698)	(2,092)	(338)	(6,128)	(6,223)	(399)	(6,622)
Segment contribution margin	$3,748	$2,986	$(338)	$6,396	$(18,906)	$(399)	$(19,305)
General and administrative expenses	(929)	(156)	(1,192)	(2,277)	(1,960)	(894)	(2,854)
EBITDA	$2,819	$2,830	$(1,530)	$4,119	$(20,866)	$(1,293)	$(22,159)

Depreciation and amortization	(1,258)	(138)	-	(1,396)	(1,348)	(8)	(1,356)
Interest and other non-operating income (expenses)(2)				(2,235)			217

Income (loss) before income taxes				488			(23,298)

Income tax benefit				260			-

Net income (loss)				$748			$(23,298)

(1)
Operation costs within Refinery Operations includes the arbitration award and associated fees. Operation cost within Tolling and Terminaling includes terminal operating expenses, an allocation of other costs (e.g. insurance and maintenance), and associated refinery fuel costs. Operation cost within Corporate and Other includes expenses associated with our pipeline assets and oil and gas leasehold interests (such as accretion).

(2)
Reflects FLNG easement revenue in 2017. See “Part I, Item 1. – Notes to Consolidated Financial Statements – Note (18) Commitments and Contingencies – FLNG Easements” for further discussion related to FLNG.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refinery Operations Throughput and Production Data

Operational metrics for the refinery for the periods indicated were as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except uptime data
	and percent amounts)

Calendar Days	92	92	273	273
Refinery downtime	(3)	(3)	(24)	(17)
Operating Days	89	89	249	256

Total refinery throughput (bbls)	1,220	1,145	3,411	3,228
Operating days:
bpd	14	13	14	13
Capacity utilization rate	91.4%	85.8%	91.3%	84.1%
Calendar days:
bpd	13	12	12	12
Capacity utilization rate	88.4%	83.0%	83.3%	78.8%

Total refinery production (bbls)	1,184	1,111	3,314	3,127
Operating days:
bpd	13	12	13	12
Capacity utilization rate	88.7%	83.2%	88.7%	81.4%
Calendar days:
bpd	13	12	12	11
Capacity utilization rate	85.8%	80.5%	80.9%	76.4%

Note:
The small difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents a combination of multiple factors including refinery fuel use, elimination of some impurities originally present in the crude oil, loss, and other factors.

In the Current Three-Month Period, the refinery experienced three (3) days of downtime primarily related to needed repairs and maintenance. In the Prior Three-Month Period, the refinery experienced three (3) days of downtime related to Hurricane Harvey. For the Current Three-Month Period compared to the Prior Three-Month Period, total refinery throughput bbls and total refinery production bbls increased nominally.

In the Current Nine-Month Period, the refinery experienced twenty-four (24) days of downtime primarily related to repair and maintenance of the naphtha stabilizer unit and short maintenance turnarounds scheduled in January and March of 2018. In the Prior Nine-Month Period, the refinery experienced seventeen (17) days of downtime primarily due to a contract-related dispute with GEL and Hurricane Harvey. For the Current Nine-Month Period compared to the Prior Nine-Month Period, total refinery throughput bbls and total refinery production bbls increased nominally despite the refinery being down more days in the Current Nine-Month Period.

Typically, in the summer months refinery throughput volumes at the Nixon Facility are negatively impacted by the extreme Texas heat. In the three and nine month periods ended September 30, 2018, the Nixon Facility was positively impacted by the use of a cooling unit. The cooling unit allowed the refinery to run more bbls per day, resulting in increased refinery throughput and production volumes in the periods despite refinery downtime. The cooling unit was not used during the three and nine month periods ended September 30, 2017.

Refined Petroleum Product Sales Summary.

See “Part I, Item 1. Financial Statements - Note (14) Concentration of Risk” for a discussion of refined petroleum product sales.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Overview.

Currently, we rely on revenue from operations, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs. Primary uses of cash include: (i) payment to LEH for Blue Dolphin’s direct operating costs under the Amended and Restated Operating Agreement, (ii) payments on long-term debt and the Final Arbitration Award, (iii) purchase of crude oil and condensate, and (iv) construction in progress.

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

We are continuing aggressive actions to improve operations and liquidity. Management believes that it is continuing to take the appropriate steps to improve operations at the Nixon Facility and our overall financial stability; however, our results of operations and liquidity are highly dependent upon the margins that we receive for our refined petroleum products. The per bbl price difference between crude oil and condensate (input) and refined petroleum products (output), is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. For example, for the Current Three-Month Period, our financial results were negatively impacted by market conditions while our financial results for the Prior Three-Month Period were positively impacted by market conditions. There can be no assurance that our business plan will be successful, that LEH and its affiliates will continue to fund our working capital needs, that we will be able to obtain additional financing on commercially reasonable terms or at all, or that margins for refined petroleum products will be favorable. Further, if Veritex does not approve the Settlement or the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin would likely be required to seek protection under bankruptcy laws.

Crude Oil and Condensate Supply.

Operation of the Nixon Facility depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect the supplier to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flow.

Our cash flow from operations for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)

Beginning cash, cash equivalents, and restricted cash	$2,012	$2,110	$2,146	$6,083

Cash flow from operations
Adjusted profit (loss) from operations	(366)	4,505	2,229	(21,600)
Change in assets and current liabilities	400	(5,673)	(1,075)	15,464

Total cash flow from operations	34	(1,168)	1,154	(6,136)

Cash inflows (outflows)
Proceeds from issuance of debt	-	3,678	-	3,678
Payments on debt	(248)	(265)	(723)	(1,120)
Net activity on related-party debt	472	(2,289)	924	968
Capital expenditures	(595)	(370)	(1,826)	(1,777)

Total cash inflows (outflows)	(371)	754	(1,625)	1,749

Total change in cash flows	(337)	(414)	(471)	(4,387)

Ending cash, cash equivalents, and restricted cash	$1,675	$1,696	$1,675	$1,696

For the Current Three-Month Period, we experienced cash flow from operations of $0.03 million compared to negative cash flow from operations of $1.2 million for the Prior Three-Month Period. The $1.1 million improvement in cash flow from operations between the periods was primarily the result of $3.7 million in payments related to the Final Arbitration Award during the Prior Three-Month Period compared to only $1.0 million in the Current Three-Month Period. For the Current Nine-Month Period, we experienced cash flow from operations of $1.2 million compared to negative cash flow from operations of $6.1 million for the Prior Six-Month Period. The $7.3 million improvement in cash flow from operations between the periods was primarily the result of improved operating income.

Working Capital.

We had a working capital deficit of $71.0 million at September 30, 2018 compared to a working capital deficit of $69.5 million at December 31, 2017. Excluding the current portion of long-term debt, we had a working capital deficit of $29.5 million at September 30, 2018 compared to a working capital deficit of $30.0 million at December 31, 2017.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Spending.

Capital improvements primarily relate to construction of new petroleum storage tanks to add to existing petroleum storage capacity. Since 2015, the Nixon Facility has been undergoing a capital improvement expansion project to significantly increase petroleum storage capacity.  Increased petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 30,000 bpd, and (iii) provides an opportunity to generate additional tolling and terminaling revenue. When the expansion project is complete, petroleum storage capacity at the Nixon Facility will exceed 1.2 million bbls, an increase of more than 0.9 million bbls. Capital expenditures at the Nixon Facility are being funded by working capital and Veritex through long-term debt that was secured in 2015. Available funds under these loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Part I, Item 1. Financial Statements – Note (11) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

Contractual Obligations.

Related Party. See “Part I, Item 1. Financial Statements – Note (9) Related Party Transactions” for a summary of the agreements we have in place with related parties.

Long-Term Debt. See "Part I, Item 1. Financial Statements - Note (11) Long-Term Debt, Net" for a summary of our long-term debt.

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

Indebtedness.

The principal balances outstanding on our long-term debt, net (including related party) for the periods indicated were as follow:

	September 30,	December 31,
	2018	2017
	(in thousands)

First Term Loan Due 2034 (in default)	$22,663	$23,199
Second Term Loan Due 2034 (in default)	9,344	9,502
Notre Dame Debt (in default)	4,978	4,978
BDPL Loan Agreement (in default)	4,000	4,000
March Ingleside Note	1,263	1,169
March Carroll Note	966	439
Capital Leases	51	-
June LEH Note	303	-
	43,568	43,287

Less: Current portion of long-term debt, net	(41,520)	(39,544)

Less: Unamoritized debt issue costs	(2,038)	(2,135)

	$10	$1,608

Principal payments on long-term debt totaled $0.2 million in the Current Three-Month Period compared to $0.3 million in the Prior Three-Month Period. Payments on long-term debt totaled $0.7 million in the Current Nine-Month Period compared to $1.1 million in the Prior Nine-Month Period.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As described elsewhere in this Quarterly Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and Second Term Loan Due 2034. In addition to existing events of default related to the Final Arbitration Award, at September 30, 2018, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements. LE also failed to replenish a payment reserve account as required. The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under the loan agreements, and/or exercise any other rights and remedies available. Veritex informed obligors that it is not currently exercising its rights, privileges and remedies under the secured loan agreements considering the Settlement Agreement. However, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Additionally, Veritex must ultimately approve the Settlement. Any exercise by Veritex of its rights and remedies under the secured loan agreements would have a material adverse effect on our business, financial condition, and results of operations and would likely require Blue Dolphin to seek protection under bankruptcy laws.

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern” and “- Operating Risks”, as well as “Note (11) Long-Term Debt, Net” for additional disclosures related to long-term debt financial covenant violations and events of default.

See “Contractual Obligations – Related Party” within the “Liquidity and Capital Resources” section for additional disclosures with respect to related party indebtedness.

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

Pipelines and Facilities Assets. Our pipelines and facilities are recorded at cost less any adjustments for depreciation or impairment. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance on accounting for the impairment or disposal of long-lived assets, management performed periodic impairment testing of our pipeline and facilities assets in the fourth quarter of 2016. Upon completion of that testing, our pipeline assets were fully impaired. All pipeline transportation services to third parties have ceased, existing third-party wells along our pipeline corridor were permanently abandoned, and no new third-party wells are being drilled near our pipelines.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Refinery Operations Revenue. Revenue from the sale of refined petroleum products is recognized when the product is sold to a customer in fulfillment of performance obligations. Each barrel of refined petroleum product, or other unit of measure, is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are met when control is transferred to the customer in accordance with the terms of the respective sales agreement. We consider a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the refined petroleum product, the transfer of significant risks and rewards, our rights to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant. Transportation, shipping and handling costs incurred are included in cost of sales. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

Tolling and Terminaling Revenue. Revenues for tolling and terminaling include fees pursuant to: (i) tolling agreements, whereby a customer agrees to pay a certain fee per gallon or barrel for throughput volumes moving through the naphtha stabilizer unit and a fixed monthly reservation fee for use of the naphtha stabilizer unit and (ii) tank storage agreements, whereby a customer agrees to pay a certain fee per tank based on tank size over a period of time for the storage of products. We typically satisfy performance obligations for tolling and terminaling operations with the passage of time. We determine the transaction price at agreement inception based on the guaranteed minimum amount of revenue over the term of the agreement. We allocate the transaction price to the single performance obligation that exists under the agreement, and we recognize revenue in the amount for which we have a right to invoice. Generally, payment terms do not exceed thirty (30) days.

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

Inventory.

Our inventory primarily consists of refined petroleum products, crude oil and condensate, and chemicals. Inventory is valued at lower of cost or net realizable value with cost being determined by the average cost method, and net realizable value being determined based on estimated selling prices less any associated delivery costs. If the net realizable value of our refined petroleum products inventory declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of sales.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At September 30, 2018 and December 31, 2017, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of September 30, 2018 and December 31, 2017.

FASB ASC guidance related to income taxes also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

See “Part I, Item 1. Financial Statements - Note (16) Income Taxes” for further information related to income taxes.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
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

New Pronouncements Issued, Not Yet Effective

The following are recently issued, but not yet effective, ASU’s that may influence our consolidated financial position, results of operations, or cash flows:

ASUs 2018-11, 2018-10, and 2016-02, Leases (Topic 842). In February 2016, FASB issued ASU 2016-02. This guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, FASB issued ASUs 2018-11 and 2018-10. ASU 2018-11 provides entities with relief from the costs of implementing certain aspects of ASU 2016-02 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11: (i) Entities may elect not to recast the comparative periods presented when transitioning to ASC 842 (Issue 1), and (ii) Lessors may elect not to separate lease and non-lease components when certain conditions are met (Issue 2). ASU 2018-10 made 16 separate amendments to ASC 842. For a public business entity, the amendments in ASUs 2018-11 and 2018-10 affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASUs 2018-11 and 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. Adoption of this guidance affects leases with a term of greater than 12-months and will result in: (i) the recognition of a liability to make lease payments and a right-to-use asset representing our right to use the underlying asset on our consolidated balance sheets and (ii) the recognition of an expense on our consolidated statements of operations each month as we amortize the right-to-use asset.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on our evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Management concluded that our internal control over financial reporting was effective as of December 31, 2017. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See “Part I, Item 4. Controls and Procedures – Evaluation of Disclosure Controls and Procedures” of this Quarterly Report for a discussion related to controls and procedures.)

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Final Arbitration Award

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award” and “- Settlement Agreement” of this Quarterly Report for disclosures related to the Final Arbitration Award to GEL and the Settlement Agreement between the Lazarus Parties and GEL.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

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

10.2*
First Amendment to the Settlement Agreement, dated as of October 17, 2018, by and among Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, Nixon Product Storage, LLC, Carroll & Carroll Financial Holdings, L.P., and Jonathan Carroll.

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Tommy L. Byrd Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*
Filed herewith.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

November 14, 2018	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

November 14, 2018	By:	/s/ TOMMY L. BYRD
Tommy L. Byrd Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)