Form 10-K
period 2018-12-31
BLUE DOLPHIN ENERGY CO
filed 2019-04-01
CIK 793306

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[ √ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ √ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ √ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ √ ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ √ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ √ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer [ ]    Accelerated filer [ ]     Non-accelerated filer [ ]    Smaller reporting company [ √ ]    Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ √ ]

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $4,000,124 as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the number of shares of common stock held by non-affiliates and the last reported sale price of the registrant's common stock on June 29, 2018.

Number of shares of common stock, par value $0.01 per share, outstanding at April 1, 2019: 10,975,514

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

INTRODUCTION

This Annual Report for the fiscal year ended December 31, 2018 (this “Annual Report”) is a document that U.S. public companies file with the Securities and Exchange Commission (“SEC”) every year. Part I of this Annual Report provides a general overview of our business, including relevant risk factors. Part II of this Annual Report contains financial information and management’s discussion and analysis of our financial condition and results of operations. Part III provides information with respect to executive and director compensation. We hope investors will find it useful to have all this information in a single document.

In this Annual Report, “Blue Dolphin,” “we,” “our,” and “us” are used interchangeably to refer to Blue Dolphin Energy Company individually or to Blue Dolphin Energy Company and its subsidiaries collectively, as appropriate to the context. Information in this Annual Report is current as of the filing date, unless otherwise specified.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report, and from time to time throughout the year, we share our expectations for our future performance. These forward-looking statements include statements about our business strategy; our expected financial performance, including the anticipated effect of strategic actions; economic, political and market conditions; and other factors that could affect our future results of operations or financial condition, including, without limitation, statements under the sections entitled “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part I, Item 3. Legal Proceedings,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance. Our forward-looking statements represent our estimates and expectations at the time of disclosure. However, circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. Many events beyond our control will determine whether our expectations will be realized. We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether considering new information, future events or otherwise, and investors should not rely on us to do so. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, “Part I, Item 1A. Risk Factors” in this Annual Report explains some of the important factors that may cause actual results to be materially different from those that we anticipate.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

GLOSSARY OF SELECTED ENERGY, FINANCIAL, AND OTHER TERMS

Below are abbreviations and definitions of certain commonly used oil and gas industry terms, as well as key financial performance measures used by management, that are used in this Annual Report.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

Cost of Goods Sold. Reflects the cost of crude oil and condensate, fuel use, and chemicals.

Downtime. Scheduled and/or unscheduled periods in which the crude distillation tower is not operating. Downtime may occur for a variety of reasons, including bad weather, power failures, and preventive maintenance.

Gross Margin. Calculated as gross profit divided by total revenue; reflected as a percentage (%).

Gross Profit. Calculated as total revenue less cost of goods sold; reflected as a dollar ($) amount.

Operating Days. Represents the number of days in a period in which the crude distillation tower operated. Operating days is calculated by subtracting downtime in a period from calendar days in the same period.

Other Defined Terms

Final Arbitration Award. Damages and attorney fees and related expenses awarded to GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, L.P. (“Genesis”) by an arbitrator on August 11, 2017 (the “Final Arbitration Award”), in arbitration proceedings between LE and GEL (the “GEL Arbitration”) related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL and dated August 12, 2011.

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

Other conversion costs. Represents the combination of direct labor costs and manufacturing overhead costs. These are the costs that are necessary to convert our raw materials into refined petroleum products.

Other Operating Expenses. Represents costs associated with our pipeline assets and leasehold interests in oil and gas properties.

Refining Gross Profit per Bbl. Calculated as refinery operations revenue less total cost of goods sold divided by the volume, in bbls, of refined petroleum products sold during the period; reflected as a dollar ($) amount per bbl.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

PART I

ITEM 1.
BUSINESS

Company Overview

Blue Dolphin Energy Company is a publicly-traded Delaware corporation formed in 1986, that is primarily engaged in the refining and marketing of petroleum products. We also provide tolling and storage terminaling services. Our assets, which are in Nixon, Texas, primarily include a 15,000-bpd crude distillation tower and approximately 1.1 million bbls of petroleum storage tank capacity (collectively the “Nixon Facility”). Pipeline transportation and oil and gas operations are no longer active. Blue Dolphin maintains a website at http://www.blue-dolphin-energy.com. Information on or accessible through Blue Dolphin’s website is not incorporated by reference in or otherwise made a part of this Annual Report.

Structure and Management

Corporate Structure

Blue Dolphin has two (2) business segments – Refinery Operations and Tolling and Terminaling, both of which are conducted at the Nixon Facility through the below active subsidiaries:

Refinery Operations

●
Lazarus Energy, LLC, a Delaware limited liability company (“LE”).

Tolling and Terminaling

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”).

●
Nixon Product Storage, LLC, a Delaware limited liability company (“NPS”).

In June 2018, Blue Dolphin acquired 100% of the issued and outstanding membership interests of NPS from Lazarus Midstream Partners, L.P., an affiliate of Lazarus Energy Holdings, LLC (“LEH”), pursuant to an Assignment Agreement. The transaction represents transfer of a vacant shell entity for the nominal fee of $10.00. The assignment was accounted for as a combination of entities under common control. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (5) NPS Assignment” of this Annual Report for further information related to the NPS assignment.)

Blue Dolphin also owns pipeline assets and has leasehold interests in oil and gas wells. These assets and wells, which are not operational, are included in Corporate and Other. Corporate and Other includes the below active subsidiaries:

●
Blue Dolphin Pipe Line Company, a Delaware corporation (“BDPL”).

●
Blue Dolphin Petroleum Company, a Delaware corporation (“BDPC”).

●
Blue Dolphin Services Co., a Texas corporation (“BDSC”).

See "Part I, Item 2. Properties” for additional information regarding our operating subsidiaries, facilities, and assets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Management

Blue Dolphin is controlled by LEH. LEH operates and manages all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together LEH and Jonathan Carroll owned 79.8% of our common stock, par value $0.01 per share (the “Common Stock) at December 31, 2018. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (9) Related-Party Transactions, Note (11) Long-Term Debt, Net and Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

Going Concern

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Going Concern” regarding factors that management has determined raise substantial doubt about our ability to continue as a going concern.

Operating Risks

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Operating Risks” regarding factors that management has determined represent operating risks.
Business Strategy

Management has determined that there is substantial doubt about our ability to continue as a going concern due to consecutive net losses, inadequate working capital, the Final Arbitration Award, and defaults under secured loan agreements. In 2018, our focus was on improving our financial stability and increasing utilization of existing assets while controlling costs, operating safely, and using environmentally appropriate operating practices. Management believes that it is continuing to take the appropriate steps. Actions to date include:

●
Settlement Agreement with GEL. LE, NPS, and Blue Dolphin, together with LEH, Carroll & Company Financial Holdings, L.P. (“C&C”), and Jonathan Carroll (collectively referred to herein as the “Lazarus Parties”), entered into that certain Settlement Agreement with GEL Tex Marketing, LLC (“GEL”), dated as of July 20, 2018 (as may be further amended, restated, supplemented or otherwise modified from time to time, the “Settlement Agreement”), whereby GEL and the Lazarus Paties agreed to mutually release all claims against each other and to file a stipulation of dismissal with prejudice in connection with the GEL Arbitration (the “Settlement”), subject to the terms and conditions set forth in the Settlement Agreement. The Settlement is conditioned upon payment by the Lazarus Parties to GEL of $10.0 million in cash (the “Settlement Payment”). Until either the Settlement Payment is made or the Settlement Agreement is terminated, the Lazarus Parties must pay GEL $0.5 million in cash at the end of each calendar month (the “Interim Payments”). At December 31, 2018 and 2017, accrued arbitration award payable on our consolidated balance sheet was $21.1 million and $27.1 million, respectively. As of the date of this Annual Report, LE has paid $11.7 million to GEL towards reducing the outstanding balance of the Final Arbitration Award.

●
Operational Improvements. We made a number of operational improvements, including: (i) selling certain of our refined petroleum products immediately following production, which minimizes inventory, improves cash flow, and reduces commodity risk/exposure, (ii) decreasing costs, reducing inventory levels, improving our sales cycle, and receiving pre-payments from certain customers, all of which reduced our working capital requirements, and (ii) implementing short-term, evergreen contracts with customers to limit commodity exposure.

Successful execution of our business strategy depends on several key factors, including Settlement with GEL, having adequate working capital, obtaining credit to meet operational and regulatory requirements, maintaining safe and reliable operations at the Nixon Facility, meeting contractual obligations, and having favorable margins on refined petroleum products. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined petroleum products. The dollar per bbl price difference between crude oil and condensate (input) and refined petroleum products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

There can be no assurance that our strategy will be successful, that LEH and its affiliates will continue to fund our working capital needs, that we will be able to obtain additional financing on commercially reasonable terms or at all, or that margins for refined petroleum products will be favorable. Veritex Community Bank (“Veritex”), as first lien holder in secured loan agreements, has been working with LE and LRM and continues to be aware and party to all discussions and arrangements with GEL surrounding the Settlement. However, if Veritex does not approve the Settlement or exercises its rights and remedies under secured loan agreements or the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin would likely be required to seek protection under bankruptcy laws.

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Going Concern” for additional disclosures related to the Final Arbitration Award, the Settlement Agreement with GEL (as amended), defaults under secured loan agreements, as well as certain factors: (i) that raise substantial doubt about our ability to continue as a going concern and (ii) that management has determined represent operating risks.

Nixon Facility

The Nixon Facility is comprised of assets owned by LE and LRM. LE owns the land, crude oil distillation unit, certain refined petroleum product storage tanks and related piping, and loading and unloading facilities and utilities. LRM owns the naphtha stabilizer and depropanizer units, as well as certain petroleum product storage tanks and related piping. NPS subleases certain petroleum storage tanks from LE.

In 2015, LE and LRM secured $35.0 million in the aggregate in USDA-guaranteed 19-year financing to expand the Nixon Facility’s petroleum storage tank farm. Increased petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 30,000 bpd, and (iii) provides an opportunity to generate additional tolling and terminaling revenue.

As of the date of this Annual Report, the refinery had approximately 1.1 million bbls of crude oil, condensate, and refined petroleum product storage capacity across 35 tanks. When the expansion project is complete, petroleum storage capacity at the Nixon Facility will exceed 1.2 million bbls, an increase of more than 0.9 million bbls since the project began in 2015. The Nixon Facility’s business assets are pledged as collateral under certain of our long-term debt. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (11) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

Refinery Operations

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

A refinery's product slate depends on the refinery's configuration and the type of crude oil and/or condensate being refined and can be adjusted based on market demand. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined petroleum products, typically there is a time lag between the comparable increase or decrease in prices for refined petroleum products. The effect of changes in crude oil prices on a refinery’s results of operations depends, in part, on how quickly and how fully refined petroleum products prices adjust to reflect these changes.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Refinery Process Summary

The Nixon refinery is considered a “topping unit” because it is primarily comprised of a crude oil distillation tower or unit, the first stage of the crude oil refining process. The distillation process (crude distillation tower) separates crude oil and condensate into finished and intermediate petroleum products.

The below diagram represents a high-level overview of the current crude oil and condensate refining process at the Nixon refinery.

 Example represents a simplified plant configuration. The specific configuration will vary based on various market and operational factors.

The Nixon refinery is supported by a tank farm that provides feedstock and surge storage capacity, ensuring smooth, uninterrupted refinery operations. A regional electric cooperative supplies electrical power to the Nixon refinery. Fuel gas that is produced at the Nixon refinery is primarily used as fuel within the refinery. In addition, small amounts of propane are occasionally acquired for use in starting-up the Nixon refinery.

Safety and Reliability

We are committed to safe and efficient operations at the Nixon Facility. Turnarounds are used to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters. Typically, a refinery undergoes a major facility turnaround every three to five years. Since the Nixon refinery is still in the recommissioning phase, turnarounds and unscheduled downtime are needed more frequently for unanticipated maintenance or repairs.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Crude Oil and Condensate Supply

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect the supplier to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including as net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

Management believes that it is taking the appropriate steps to improve our operations and financial stability. If our business strategy is unsuccessful, it could affect our ability to acquire adequate supplies of crude oil and condensate under the existing contract or otherwise. Further, because our existing crude supply contract is a month-to-month arrangement, there can be no assurance that crude oil and condensate supplies will continue to be available under this contract in the future.

Products and Markets

Products. The Nixon refinery’s product slate can be moderately adjusted based on market demand. We currently produce a single finished product – jet fuel. We produce several intermediate products, including naphtha, HOBM, and AGO.

Markets. The Nixon refinery is in the Gulf Coast region of the U.S., which is represented by the Energy Information Administration as Petroleum Administration for Defense District 3 (“PADD 3”).  Our products are primarily sold in the U.S. within PADD 3. However, with the opening of the Mexican refined products market to private companies, we occasionally sell refined products to customers that export to Mexico. LEH, which is HUBZone certified, purchases our jet fuel and resells the jet fuel to a government agency. Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing. (See “Part I, Item 1. Business – Structure and Management” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (9) Related-Party Transactions, Note (11) Long-Term Debt, Net, and Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

Customers. Customers for our refined petroleum products include distributors, wholesalers and refineries primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). We have bulk term contracts, including month-to-month, six months, and up to one-year terms, in place with most of our customers. Certain of our contracts require our customers to prepay and us to sell fixed quantities and/or minimum quantities of finished and intermediate petroleum products. Many of these arrangements are subject to periodic renegotiation, which could result in higher or lower relative prices for our refined petroleum products. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (15) Concentration of Risk” of this Annual Report for disclosures related to significant customers.

Competition. Many of our competitors are substantially larger than us and are engaged on a national or international basis in many segments of the petroleum products business, including exploration and production, refining, transportation and marketing. These competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of these business segments. We compete primarily based on cost. Due to the low complexity of our simple “topping unit” refinery, we can be relatively nimble in adjusting our refined petroleum products slate because of changing commodity prices, market demand, and refinery operating costs.

Tolling and Terminaling Operations

Operations Overview

We conduct tolling and terminaling operations at the Nixon Facility. The Nixon Facility has a tank farm providing approximately 1.1 million bbls of petroleum storage tank capacity, 0.7 million bbls of which is used for tolling and terminaling storage. Shipments are received and redelivered from within the Nixon Facility via pipeline or from third parties via truck.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Products and Customers

The Nixon Facility’s petroleum storage tanks and infrastructure are primarily suited for crude oil and condensate and refined petroleum products, such as naphtha, jet fuel, diesel and fuel oil. Storage customers are typically refiners primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). Contract terms range from month-to-month to three years.

Acquisition, Disposition and Restructuring Activities

We regularly engage in discussions with third parties regarding the possible purchase of assets and operations that are strategic and complementary to our existing operations. However, we do not anticipate any material acquisition activity in the foreseeable future.

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

Governmental Regulation

Our operations are subject to extensive and complex federal, state, and local environmental, health, and safety statutes, regulations, and ordinances. These laws govern, among other things, the generation, storage, handling, use and transportation of petroleum, solid wastes, hazardous wastes, and hazardous substances; the emission and discharge of materials into or through the environment; waste management; characteristics and composition of diesel and other fuels; the monitoring, reporting and control of greenhouse gas emissions; the financial assurance necessary to satisfy decommissioning obligations; and the management of pipeline safety. These laws impose costly obligations on our operations, including requiring the acquisition of permits and authorizations to conduct regulated activities, restricting the way regulated activities are conducted, limiting the quantities and types of materials that may be released into the environment, and requiring the monitoring of releases of materials into the environment.

Failure to comply with environmental, health or safety laws and our existing permits or other authorizations issued under such laws could result in fines, civil or criminal penalties or other sanctions, injunctive relief compelling the installation of additional controls, a revocation of administering our permits, and/or the shutdown of our facilities.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Air Emissions

Toxic Air Pollutants. The federal Clean Air Act (the “CAA”) regulates air pollutants from stationary and mobile sources. Among other things, the law authorizes the Environmental Protection Agency (the “EPA”) to establish National Ambient Air Quality Standards to protect public health and public welfare and to regulate emissions of hazardous air pollutants. The CAA, as well as corresponding state laws and regulations regarding emissions of pollutants into the air, affect our crude oil and condensate processing operations and impact certain emissions sources located offshore. Under the CAA, facilities that emit volatile organic compounds (“VOCs”) or nitrogen oxides face increasingly stringent regulations.

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

Under the EPA’s Mobile Source Air Toxics regulations most refineries producing transportation fuels for highway use in the United States are required to produce at or below 15 ppm sulfur for “on-road” and “off-road” diesel and 30 ppm sulfur for gasoline. The EPA’s Tier 3 Standards similarly reduced motor vehicle emission requirements. The Nixon refinery does not produce gasoline, and the facility ceased production of nonroad, locomotive, and marine, a transportation-related diesel fuel product in 2014 – when the new regulations took effect.  Since 2014, the Nixon refinery has produced HOBM, a non-transportation lubricant blend product.  “Topping units,” like the Nixon refinery, typically lack a desulfurization process unit to lower sulfur content levels within the range required by the EPA’s sulfur control standards, and integration of such a desulfurization unit generally requires additional permitting and significant capital upgrades. We can produce and sell diesel with sulfur content levels above the EPA’s sulfur control standards: (i) in the U.S. as a feedstock to other refineries and blenders and (ii) to other countries as a finished petroleum product.

Greenhouse Gas Emissions. Emission of Greenhouse Gases (“GHGs”) is regulated by the EPA under the CAA. By allowing the regulation of GHGs under the CAA, the EPA’s findings also indirectly impacted many other carbon-intensive industries, which would potentially become subject to federal New Source Review Prevention of Significant Deterioration and Title V permitting requirements under the CAA (the “CAA Permitting Requirements”). Although we are not currently subject to reporting requirements under GHGs-related regulations, the future adoption of any regulations that require reporting of GHGs or otherwise limit emissions of GHGs from the Nixon refinery could require us to incur significant costs and expenses or changes in operations, which could adversely affect our operations and financial condition.

Renewable Fuels

Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA issued Renewable Fuels Standards (“RFS”) that require the blending of biofuels into transportation fuel. Since the compliance mechanism for RFS - Renewable Identification Numbers – would have created a burden on the Nixon refinery related to its nonroad, locomotive, and marine production through 2014, LE applied for an extension of the temporary exemption afforded small refineries through December 31, 2010 under the CAA Section 211(o)(9)(B). The EPA granted the Nixon refinery a small refinery exemption from RFS requirements for 2013 and 2014. Since 2014, the Nixon refinery has solely produced HOBM, a non-transportation lubricant blend product that does not fall under RFS.

Hazardous Substances and Wastes

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) imposes strict, joint and several liability on a broad group of potentially responsible parties for response actions necessary to address a release of hazardous substances into the environment. The law authorizes two kinds of response actions: (i) short-term removals, where actions may be taken to address releases or threatened releases requiring prompt response, and (ii) long-term remedial response actions, that permanently and significantly reduce the dangers associated with releases or threats of releases of hazardous substances that are serious, but not immediately life threatening. As of the filing of this Annual Report, neither we nor any of our predecessors have been designated as a potentially responsible party under CERCLA or a similar state statute.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

The Resource Conservation and Recovery Act (“RCRA”) and comparable state and local laws impose requirements related to the handling, storage, treatment and disposal of solid and hazardous wastes. Our refining operations generate petroleum product wastes, solid wastes, and ordinary industrial wastes, such as from paints and solvents, that are regulated under RCRA and state law. Certain other wastes generated by the Nixon refinery are currently exempt from regulation as hazardous wastes but are subject to non-hazardous waste regulations. In the future, these wastes could be designated as hazardous wastes under RCRA or other applicable statutes and therefore may become subject to more rigorous and costly requirements.

The Nixon refinery has been used for refining activities for many years. Although prior owners and operators may have used operating and waste disposal practices that were standard in the industry at the time, petroleum hydrocarbons and various wastes may have been released on or under the Nixon Facility site. Regulatory audits to date have revealed no hazardous substance and waste issues.

Water Discharges

The Clean Water Act (the “CWA”) and analogous state laws impose restrictions and stringent controls on the discharge of pollutants, including oil, into federal and state waters. These laws affect our crude oil and condensate processing operations, our petroleum storage and terminaling operations, and our pipeline, facilities, and exploration and production assets. The CWA prohibits the discharge of pollutants into U.S. waters except as authorized by the terms of a permit issued by the EPA or a state agency with delegated authority. Stormwater at the Nixon Facility is tested and discharged pursuant to applicable stormwater permits. Process wastewater from the Nixon refinery is tested and discharged to a nearby municipal treatment facility pursuant to applicable process wastewater permits. Wastewater from our offshore facilities, including our oil and natural gas pipelines and anchor platform, is tested and discharged pursuant to applicable produced water permits.

Spill Prevention and Control

Spill prevention, control, and countermeasure requirements mandate the use of structures, such as berms and other secondary containment, to prevent hydrocarbons or other pollutants from reaching a jurisdictional body of water in the event of a spill or leak. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of the CWA or analogous state laws and regulations. The EPA regulates inland oil spills. See “Offshore Safety and Environmental Oversight” within this governmental regulation section for information on oil spills that occur in coastal waters.

Offshore Safety and Environmental Oversight

In addition to the CAA, our pipeline, exploration and production assets are also subject to the requirements of the Outer Continental Shelf Lands Act (the “OCSLA”). The OCSLA is administered by the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) and the Office of Natural Resources Revenue. BSEE has partnered with the U.S. Coast Guard for oil spill response.

Spill Liability. The Oil Pollution Act of 1990 (“OPA”), which amends oil spill provisions of the Clean Water Act (“CWA”), imposes duties and liabilities on “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. With limited exceptions, responsible parties are liable for all removal costs and damages arising from oil spills. Damages may include: injury or economic losses resulting from destruction of real or personal property, damages or loss of use of natural resources used for subsistence, lost tax revenue, royalties, rents, or net profit shares suffered by federal, state, or local governments due to injury to real or personal property, lost profits or impaired earning power because of injury to real or personal property or natural resources, and the net costs of providing increased or additional public services during or after removal activities.

BOEM increased the offshore limit of liability for damages under the OPA from $133.7 million to $137.7 million, plus all clean-up costs, to reflect the increase in the Consumer Price Index since 2013. The onshore facilities limit of liability for damages under the OPA is $633.9 million. A party cannot take advantage of the liability limits if the spill is caused by gross negligence or willful misconduct or resulted from a violation of federal safety, construction or operating regulations. If a party fails to report a spill or cooperate in the clean-up, liability limits do not apply. The OPA requires responsible parties to provide proof of financial responsibility for potential spills. The amount required for certain types of offshore

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

facilities located seaward of the seaward boundary of a state, including properties used for oil transportation, is $35.0 million. BDPL maintains the statutory $35.0 million coverage.

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

Idle Iron. BSEE requires operators to decommission wells and platforms that have not been used in the past five (5) years for exploration and development operations or as infrastructure to support such operations.

BDPL’s Blue Dolphin Pipeline has been inactive since September 2012. Due to the length of inactivity, BSEE required BDPL to: (i) flush and fill the Blue Dolphin Pipeline, (ii) abandon-in-place a portion of the Blue Dolphin Pipeline’s 20” segment and certain smaller diameter connecting lateral lines that reside offshore in federal waters and (iii) remove from federal waters the GA-288C anchor platform. In April 2016, BDPL submitted decommissioning permit applications to BSEE for three (3) pipeline segments – Segments #13101, #9428, and #15635 – and the GA-288C anchor platform. In June 2016, BDPL also submitted a decommissioning permit application to the U.S. Army Corps of Engineers for abandonment of Segment #9428. The permit applications were granted by BSEE at varying dates between August 2016 and April 2017. Work must typically be completed within 120 days from the date of permit approval. Abandonment timing primarily depends on resource availability and weather conditions in the Gulf of Mexico. Management anticipates performing abandonment work during 2019. Weather conditions in the Gulf of Mexico during the winter months is typically not conducive to abandonment operations. As of the date of this Annual Report, decommissioning work has not yet been completed.

In a letter dated December 19, 2018, BSEE issued to BDPL an Incident of Noncompliance (“INC”) for its failure to flush and fill Segment #13101 pursuant to the pipeline decommissioning approval letter issued in March 2017. BSEE asserts that the INC authorizes BSEE to impose financial penalties on BDPL if it does not comply with the INC within ten (10) days. As of the date of this Annual Report, flushing of the pipeline segment has not yet commenced.

BDPL has advised BOEM that flushing and abandonment work has not yet been completed. There can be no assurance that BSEE will not impose penalties under the INC. As a result, we are unable to predict BOEM’s response or the ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2018. As of December 31, 2018 and 2017, BDPL maintained $2.6 million and $2.3 million, respectively, in asset retirement obligations related to abandonment of these assets. If BDPL is assessed significant penalties under the INC, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Decommissioning Requirements. To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the Gulf of Mexico, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the minimum bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning and removing platforms and pipelines at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM.

In a letter dated March 30, 2018, BOEM ordered BDPL to provide additional supplemental bonds or acceptable financial assurance of approximately $4.8 million (the “Separate Orders”) within sixty (60) calendar days of receipt of the letter. The Separate Orders relate to five (5) existing pipeline rights-of-way. BOEM issued an INC for each Separate Order dated June 8, 2018 and received by BDPL on June 11, 2018. BOEM asserts that the INCs authorize BOEM to impose financial penalties on BDPL if it does not comply with the Separate Orders within twenty (20) days. BOEM asserts that potential penalties accrue for each day BDPL failed to comply after June 28, 2018.  BDPL appealed the INCs on August 8, 2018. The Interior Board of Land Appeals (the “IBLA”) has granted four extension requests that extend BDPL’s deadline for filing a Statement of Reasons with the IBLA until April 22, 2019. BDPL’s pending appeal of the INCs does not relieve BDPL of its obligations to provide additional financial assurance in accordance with the Separate Orders, or of BOEM’s authority to impose financial penalties.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

BDPL has initiated settlement discussions with BOEM to resolve the Separate Orders and the INCs. There can be no assurance that BOEM will: (i) accept a proposal for a reduced amount of supplemental financial assurance, (ii) not require additional supplemental pipeline bonds related to BDPL’s existing pipeline rights-of-way, and/or (iii) not impose penalties under the INCs. As a result, we are unable to predict the outcome of the Separate Orders, the settlement discussions with BOEM or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2018. As of December 31, 2018 and 2017, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM. If BDPL is required by BOEM to provide significant additional supplemental bonds or acceptable financial assurance or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Offshore Safety. Under the Workplace Safety Rule, BSEE requires operators to employ a comprehensive safety and environmental management system (“SEMS”).  SEMS are designed to reduce human and organizational errors as root causes of work-related accidents and offshore spills, develop protocols as to who at the facility has the ultimate operational safety and decision-making authority, and establish procedures to provide all personnel with “stop work” authority. BSEE regulations require that an operator’s SEMS program must be periodically audited by an independent third-party auditor. BDPL has a SEMS program in place.

Health, Safety and Maintenance

We are subject to federal and state laws and regulations related to the health and safety of workers pursuant to the Occupational Safety and Health Act of 1970. These laws and regulations are administered by the Occupational Safety and Health Administration (the “OSHA”) and by states that have established an OSHA-approved state safety plan.

Our refinery operations are also subject to OSHA process safety management regulations and the National Emphasis Program for Petroleum Refineries (the “RNEP”). RNEP requires refineries to be inspected for compliance with process safety management regulations. Inspections may last from two to six months, including one to three months on site. Inspectors primarily focus on process safety management implementation and recordkeeping. The Nixon Facility was inspected by OSHA in 2013 and again in 2016. Following each inspection, LE was assessed a nominal civil penalty related to failure to comply with documentation and notice posting requirements.

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

Personnel

We rely on the services of LEH pursuant to the Amended and Restated Operating Agreement to manage our property and the property of our subsidiaries in the ordinary course of business. LEH provides us with the following personnel services under the Amended and Restated Operating Agreement:

●
Personnel serving in the capacities of corporate executive officers, including Chief Executive Officer, as well as general manager, operations, maintenance, environmental, and health and safety personnel; and

●
Personnel providing administrative and professional services, including accounting, human resources, insurance, and regulatory compliance.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

All personnel work for and are paid by LEH. Blue Dolphin is billed by LEH at cost plus a 5% markup. As of December 31, 2018, Blue Dolphin had 55 full-time workers. See “Part II, Item 8. Financial Statements and Supplementary Data - Note (9), Related-Party Transactions” of this Annual Report for additional disclosures related to LEH.

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

A.
Risks Related to Our Business and Industry

A1.
Failure to meet the terms and conditions set forth in the Settlement Agreement with GEL, including but not limited to securing the Settlement Financing, could have a material adverse effect on our business, financial condition, and results of operations and could materially adversely affect the value of an investment in our common stock.

As previously disclosed, LE was involved in arbitration proceedings with GEL, an affiliate of Genesis, related to a contractual dispute involving the Crude Supply Agreement and the Joint Marketing Agreement. On August 11, 2017, the arbitrator delivered the Final Arbitration Award. The Final Arbitration Award denied all LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of $31.3 million. After the initial $3.7 million payment to GEL in September 2017, LE has made payments to GEL of $0.5 million per month. As of the date of this Annual Report, LE has paid $11.7 million to GEL towards reducing the outstanding balance of the Final Arbitration Award.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

The Lazarus Parties entered into the Settlement Agreement, whereby GEL and the Lazarus Parties agreed to the Settlement, subject to the terms and conditions set forth in the Settlement Agreement. The Settlement is conditioned upon the Settlement Payment and the Interim Payments or the Settlement Agreement is terminated. The Interim Payments will not be applied to reduce the amount of the Settlement Payment, but such payments will reduce the Final Arbitration Award. At the time of the Settlement, the difference between the Settlement Payment and the amount we have accrued on our consolidated balance sheet for arbitration award payable will be recognized as a gain on our consolidated statement of operations. At December 31, 2018 and 2017, accrued arbitration award payable on our consolidated balance sheet was $21.1 million and $27.1 million, respectively.

Unless extended in writing by GEL, the Settlement Agreement will terminate on July 31, 2019 if the Settlement Payment is not made on or before such date, and the Settlement Agreement may be terminated by GEL following the occurrence of an event of default under the Settlement Agreement, as described above. Pursuant to the Settlement Agreement, the parties agreed to terminate the GEL Letter Agreement, and GEL agreed not to take any action to execute or collect on the Final Arbitration Award and to take all action necessary to continue the District Court Action until the earlier of: (i) the date on which the Settlement Payment is paid or (ii) the termination of the Settlement Agreement. On February 1, 2019, GEL filed a proposed order granting a joint motion to continue the District Court Action.

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

Veritex has not accelerated or called due the secured loan agreements considering the Settlement Agreement, which Veritex must ultimately approve. Instead, Veritex has expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2018 and 2017 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet financial covenants in the secured loan agreements in the future.

Veritex has been working with LE and LRM and continues to be aware and party to all discussions and arrangements with GEL surrounding the Settlement. We can provide no assurance that the conditions necessary for consummation of the Settlement will be met. If certain conditions are not met or the Settlement Agreement is terminated, GEL may seek to enforce the Final Arbitration Award against the Lazarus Parties. Further, we can provide no assurance as to whether Veritex, as first lienholder, will approve the Settlement. If Veritex does not approve the Settlement, Veritex may exercise its rights and remedies under the secured loan agreements. In either case: (i) our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations will be materially affected, (ii) Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws, and (iii) the trading prices of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

See “Part I, Item 3. Legal Proceedings,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding the Final Arbitration Award, the Settlement Agreement with GEL, and our long-term debt.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

A2.
Inadequate liquidity to sustain operations due to the unfavorable outcome in the arbitration of the contract-related dispute with GEL, net losses, working capital deficits, and other factors, including defaults under secured loan agreements, any of which could have a material adverse effect on us.

We currently rely on revenue from operations, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs. Our short-term working capital needs are primarily related to acquisition of crude oil and condensate to operate the Nixon refinery, repayment of debt obligations, and capital expenditures for maintenance, upgrades, and refurbishment of equipment at the Nixon Facility. Our long-term working capital needs are primarily related to repayment of long-term debt obligations. In addition, we continue to utilize capital to reduce operational, safety and environmental risks. We may incur substantial compliance costs relating to any new environmental, health and safety regulations. Our liquidity will affect our ability to satisfy any of these needs.

We reported a net loss of $0.5 million, or a loss of $0.05 per share for the twelve months ended December 31, 2018 compared to a net loss of $22.3 million, or a loss of $2.09 per share, for the twelve months ended December 31, 2017. The twelve months ended December 31, 2017 included the net effect to our consolidated statement of operations of the Final Arbitration Award, which was an expense of $24.3 million, or $2.29 per share, in arbitration award and associated fees.  Excluding the Final Arbitration Award, we would have reported net income for the twelve months ended December 31, 2017 of $2.0 million, or income of $0.19 per share, reflecting a decline of $2.5 million, or $0.24 per share, for 2018 compared to 2017 due to lower margins.

We had a working capital deficit of $71.9 million at December 31, 2018 compared to a working capital deficit of $69.5 million at December 31, 2017. Excluding the current portion of long-term debt, we had a working capital deficit of $30.0 million at December 31, 2018 and 2017.

We had cash and cash equivalents and restricted cash (current portion) of $0.01 million and $0.05 million, respectively, at December 31, 2018. Comparatively, we had cash and cash equivalents and restricted cash (current portion) of $0.5 million and $0.05 million, respectively, at December 31, 2017.

[See “Part I, Item 1. Business – Going Concern,” “ – Operating Risks,” and “ – Business Strategy” for additional disclosures related to certain factors (including net losses, working capital deficits, and defaults under secured loan agreements) that could have a material adverse effect on our liquidity and the steps management is continuing to take to improve operations at the Nixon Facility.]

A3.
Defaults under our secured loan agreements could have a material adverse effect on our business, financial condition, and results of operations and materially adversely affect the value of an investment in our common stock.

As described elsewhere in this Annual Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under secured loan agreements with Veritex. In addition to existing events of default related to the Final Arbitration Award, at December 31, 2018, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements. LE also failed to replenish a payment reserve account as required. The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under the loan agreements, and/or exercise any other rights and remedies available. Veritex has not accelerated or called due the secured loan agreements considering the Settlement Agreement, which Veritex must ultimately approve. Instead, Veritex has expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed LE and LRM that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2018 and 2017 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet financial covenants in the secured loan agreements in the future.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

We can provide no assurance that: (i) our assets or cash flow would be sufficient to fully repay borrowings under outstanding long-term debt, either upon maturity or if accelerated, (ii) LE and LRM would be able to refinance or restructure the payments on the long-term debt, and/or (iii) Veritex, as first lien holder, will approve the Settlement or provide future waivers. Veritex has been working with LE and LRM and continues to be aware and party to all discussions and arrangements with GEL surrounding the Settlement. If Veritex does not approve the Settlement, Veritex may exercise its rights and remedies under the secured loan agreements. Defaults under secured loan agreements and any exercise by Veritex of its rights and remedies related to such defaults may have a material adverse effect on the trading prices of our common stock and on the value of an investment in our common stock, and holders of our common stock could lose their investment in our common stock in its entirety, particularly if Blue Dolphin is required to seek protection under bankruptcy laws.

For additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (11) Long-Term Debt, Net”.

A4.
Our substantial debt in the current portion of long-term debt, which is currently in default, could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of December 31, 2018 and 2017, we had $34.9 million and $35.5 million, respectively, of bank debt in the current portion of long-term debt. Blue Dolphin, as parent company, has guaranteed the indebtedness of certain subsidiaries. In addition, LEH and certain LEH affiliates have guaranteed the indebtedness of Blue Dolphin and certain of its subsidiaries. This level of debt in current liabilities and the cross guarantee agreements could have important consequences, such as: (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth, or for other purposes; (ii) increasing the cost of future borrowings; (iii) limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make payments on our debt; (iv) placing us at a competitive disadvantage compared to competitors with less debt; and (v) increasing our vulnerability to adverse economic and industry conditions.

As of the date of this Annual Report, LE and LRM are current with payments under their respective secured loan agreements with Veritex. Our ability to service debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. If our working capital is not sufficient to service our debt, and any future indebtedness that we incur, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin would likely be required to seek protection under bankruptcy laws.

A5.
Our business, financial condition and operating results may be adversely affected by increased costs of capital or a reduction in the availability of credit.

Adverse changes to the availability, terms and cost of capital, interest rates or our credit ratings (which would have a corresponding impact on the credit ratings of our subsidiaries that are party to any cross-guarantee agreements) could cause our cost of doing business to increase by limiting our access to capital, including our ability to refinance maturing or accelerated existing indebtedness on similar terms.

A6.
LEH holds a significant interest in us, and related-party transactions with LEH and its affiliates may cause conflicts of interest that may adversely affect us.

Jonathan Carroll, our Chief Executive Officer, President, Assistant Treasurer and Secretary, is also a majority owner of LEH. Together, LEH and Jonathan Carroll owned 79.8% of our Common Stock at December 31, 2018, and, pursuant to the Amended and Restated Operating Agreement, manages and operates all Blue Dolphin properties. LEH and Jonathan Carroll have significant influence over matters such as the election of the Board, control over our business, policies and affairs and other matters submitted to our stockholders. LEH and Jonathan Carroll are entitled to vote the Common Stock owned by LEH in accordance with its interests, which may be contrary to the interests of other stockholders. LEH has interests that may differ from the interests of other stockholders and, as a result, there is a risk that important business decisions will not be made in the best interest of some of our stockholders.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

A7.
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

A8.
The geographic concentration of our assets creates a significant exposure to the risks of the regional economy and other regional adverse conditions.

Our primary operating assets are in Nixon, Texas in the Eagle Ford Shale, and we market our refined petroleum products in a single, relatively limited geographic area. In addition, our onshore facilities assets are in Freeport, Texas, and all our pipelines, offshore facilities and oil and gas properties are located within the Gulf of Mexico. As a result, our operations are more susceptible to regional economic conditions than our more geographically diversified competitors. Any changes in market conditions, unforeseen circumstances, or other events affecting the area in which our assets are located could have a material adverse effect on our business, financial condition, and results of operations. These factors include, among other things, changes in the economy, weather conditions, demographics, and population.

A9.
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

A10.
Environmental laws and regulations could require us to make substantial capital expenditures to remain in compliance or to remediate current or future contamination that could give rise to material liabilities.

Our operations are subject to a variety of federal, state and local environmental laws and regulations relating to the protection of the environment and natural resources, including those governing the emission or discharge of pollutants into the environment, product specifications and the generation, treatment, storage, transportation, disposal and remediation of solid and hazardous wastes. Violations of these laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

A11.
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

A12.
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

A13.
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

At December 31, 2018 and 2017, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of December 31, 2018 and 2017.

A14.
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

B.
Risks Related to Our Operations

B1.
Management has determined that there is, and the report of our independent registered public accounting firm expresses, substantial doubt about our ability to continue as a going concern.

Management has determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to the Final Arbitration Award, defaults in secured loan agreements, recurring losses from operations, and the substantial decline in working capital. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon consummation of the Settlement with GEL, sustained positive operating margins, and financing at commercially reasonable terms for working capital to operate the Nixon Facility, purchase crude oil and condensate, and funding for capital expenditures.  If we are unable to achieve these goals, our business would be jeopardized, and we may not be able to continue.

B2.
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

B3.
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

●	federal and state governmental regulations and taxes; and

●	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

B4.
Our future success depends on our ability to acquire sufficient levels of crude oil on favorable terms to operate the Nixon refinery.

Operation of the Nixon refinery depends on our ability to purchase adequate crude supplies on favorable terms. Following the cessation of crude supplies under the Crude Supply Agreement with GEL, we put in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect the supplier to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including as net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

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

B5.
Downtime at the Nixon refinery could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.

The safe and reliable operation of the Nixon refinery is key to our financial performance and results of operations, and we are particularly vulnerable to disruptions in our operations because all our refining operations are conducted at a single facility. Although operating at anticipated levels, the Nixon refinery is still in a recommissioning phase and may require unscheduled downtime for unanticipated reasons, including maintenance and repairs, voluntary regulatory compliance measures, or cessation or suspension by regulatory authorities. Occasionally, the Nixon refinery experiences a temporary shutdown due to power outages because of high winds and thunderstorms. In the case of such a shutdown, the refinery must initiate a standard start-up process, and such process can last several days although we are typically able to resume normal operations the next day. Any scheduled or unscheduled downtime may result in lost margin opportunity, increased maintenance expense and a build-up of refined petroleum products inventory, which could reduce our ability to meet our payment obligations.

For the twelve months ended December 31,2018, the refinery experienced thirty (30) days of downtime primarily related to repair and maintenance of the naphtha stabilizer unit and short maintenance turnarounds scheduled during January and March of 2018. For the twelve months ended December 31, 2017, the refinery experienced seventeen (17) days of downtime primarily due to a contract-related dispute with GEL and Hurricane Harvey. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures related to the performance of the Nixon refinery.

B6.
We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate. Further, LEH and its affiliates (including Jonathan Carroll) may, but are not required to, fund our working capital requirements in the event our internally generated cash flows and other sources of liquidity are inadequate.

If we are unable to generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or pursue our business strategies, any of which could have a material adverse effect on our results of operations or liquidity. We currently rely on revenue from operations, including sales of refined petroleum products and rental of petroleum storage tanks, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs. At December 31, 2018 and 2017, accounts payable, related party was $1.5 million and $1.0 million, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

In the event our working capital requirements are inadequate, or we are otherwise unable to secure sufficient liquidity to support our short term and/or long-term capital requirements, we may not be able to meet our payment obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, any of which may have a material adverse effect on our results of operations or liquidity. Our short-term working capital needs are primarily related to acquisition of crude oil and condensate to operate the Nixon refinery, repayment of debt obligations, and capital expenditures for maintenance, upgrades, and refurbishment of equipment at the Nixon Facility. Our long-term working capital needs are primarily related to repayment of long-term debt obligations. Our liquidity will affect our ability to satisfy all these needs.

B7.
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

B8.
Loss of market share by a key customer, one of which is LEH, or consolidation among our customer base could harm our operating results.

For the twelve months ended December 31, 2018, we had 4 customers that accounted for approximately 91% of our refined petroleum product sales. LEH was 1 of these 4 significant customers and accounted for approximately 29% of our refined petroleum product sales.  At December 31, 2018, these 4 customers represented approximately $0.1 million in accounts receivable.  LEH represented approximately $0 million in accounts receivable. LEH purchases our jet fuel and resells the jet fuel to a government agency. LEH bids for jet fuel contracts are evaluated under preferential pricing terms due to its HUBZone certification. (See “Part I, Item 1. Business – Structure and Management” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (9) Related-Party Transactions, Note (11) Long-Term Debt, Net, and Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

For the twelve months ended December 31, 2017, we had 3 customers that accounted for approximately 70% of our refined petroleum product sales. LEH was 1 of these 3 significant customers and accounted for approximately 33% of our refined petroleum product sales.  At December 31, 2017, these 3 customers represented approximately $1.3 million in accounts receivable.  LEH represented approximately $0.7 in accounts receivable.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

B9.
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

B10.
We are dependent on third parties for the transportation of crude oil and condensate into and refined petroleum products out of our Nixon Facility, and if these third parties become unavailable to us, our ability to process crude oil and condensate and sell refined petroleum products to wholesale markets could be materially and adversely affected.

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

B11.
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

B12.
Our refining operations and customers are primarily located within the Eagle Ford Shale and changes in the supply/demand balance in this region could result in lower refining margins.

Our primary operating assets are in Nixon, Texas in the Eagle Ford Shale, and we market our refined petroleum products in a single, relatively limited geographic area. Therefore, we are more susceptible to regional economic conditions than our more geographically diversified competitors. Should the supply/demand balance shift in our region due to changes in the local economy, an increase in refining capacity or other reasons, resulting in supply in the PADD 3 (Gulf Coast) region to exceed demand, we would have to deliver refined petroleum products to customers outside of our current operating region and thus incur considerably higher transportation costs, resulting in lower refining margins.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

B13.
Regulation of GHG emissions could increase our operational costs and reduce demand for our products.

Continued political focus on climate change, human activities contributing to the release of large amounts of carbon dioxide and other GHGs into the atmosphere, and potential mitigation through regulation could have a material impact on our operations and financial results. International agreements and federal, state and local regulatory measures to limit GHG emissions have been in various stages of discussion and implementation. These and other GHG emissions-related laws, policies, and regulations may result in substantial capital, compliance, operating, and maintenance costs. The level of expenditure required to comply with these laws and regulations is uncertain and is expected to vary depending on the laws enacted in each jurisdiction, our activities in the particular jurisdiction, and market conditions. The effect of regulation on our financial performance will depend on many factors including, among others, the sectors covered, the GHG emissions reductions required by law, the extent to which we would be entitled to receive emission allowance allocations, our ability to acquire compliance related equipment, the price and availability of emission allowances and credits, and our ability to recover incurred regulatory compliance costs through the pricing of our products. Material price increases or incentives to conserve or use alternative energy sources could also reduce demand for products we currently sell and adversely affect our sales throughput volumes, revenues and margins.

C.  Risks Related to Our Pipelines and Oil and Gas Properties

C1.
Orders by BOEM to increase bonds or other sureties to maintain compliance with BOEM’s regulations, or the assessment of penalties for failure to do so, could significantly impact our operations, liquidity, and financial condition.

To cover the various obligations of lessees on the Outer Continental Shelf, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, BOEM generally requires that lessees demonstrate financial strength and reliability per regulations or post bonds or other acceptable assurances that such obligations will be satisfied.

BOEM ordered BDPL to provide additional supplemental pipeline bonds or acceptable financial assurance of approximately $4.8 million related to five (5) existing pipeline rights-of-way. At December 31, 2018 and 2017, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM. Of the five (5) existing pipeline rights-of-ways related to BOEM’s request, the pipeline associated with one (1) right-of-way was decommissioned in 1997. Management is seeking a reduction in the amount of BOEM’s request for additional financial assurance. There can be no assurance that BOEM will accept a reduced amount of supplemental financial assurance or not require additional supplemental pipeline bonds related to our existing pipeline rights-of-way. If BDPL is required by BOEM to provide significant additional supplemental bonds or acceptable financial assurance or if BOEM imposes penalties under INCs for failure to meet orders to increase bonds or other sureties, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition.

C2.
More stringent requirements imposed by BOEM and BSEE related to the decommissioning, plugging, and abandonment of wells, platforms, and pipelines could materially increase our estimate of future AROs.

BSEE requires operators to decommission wells and platforms that have not been used in the past five (5) years for exploration or development operations or as infrastructure to support such operations. BDPL holds non-operating leasehold interests in several wells, all of which have been plugged and abandoned by their operators. BDPL owns several pipelines in the Gulf of Mexico that are currently inactive. Although management has used its best efforts to determine future AROs, assumptions and estimates can be influenced by many factors beyond management’s control. Such factors include, but are not limited to, changes in regulatory requirements, changes in costs for abandonment related services and technologies, which could increase or decrease based on supply and demand, and/or extreme weather conditions, such as hurricanes, which may cause structural or other damage to pipeline and related assets and oil and gas properties. At December 31, 2018 and 2017, our estimated future asset retirement obligations were approximately $2.6 million and $2.3 million, respectively. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (12) Asset Retirement Obligations” of this Annual Report for additional information regarding asset retirement obligations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

ITEM 2.  PROPERTIES

LEH manages and operates all Blue Dolphin properties pursuant to the Amended and Restated Operating Agreement. Management believes that our properties are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business. Following is a summary of our principal facilities and assets:

Property	Operating Subsidiary	Location

Refinery Operations Tolling and Terminaling
● Nixon Facility (56 acres)	LE, LRM, NPS	Nixon, Texas

Corporate and Other
● Freeport Facility (162 acres)	BDPL	Freeport, Texas

● Pipelines and oil and gas working interests in wells	BDPL, BDPC	Gulf of Mexico

● Corporate headquarters	BDSC	Houston, Texas

Nixon Facility. See “Part I, Item 1. Business – Company Overview” and “– Nixon Facility” for a description of the Nixon Facility. The Nixon Facility’s business assets are pledged as collateral under certain of our long-term debt as discussed in “Part II, Item 8. Financial Statements and Supplementary Data – Note (11) Long-Term Debt, Net”.

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

Pipelines and Oil and Gas Assets. We fully impaired our pipeline assets at December 31, 2016 and our oil and gas properties at December 31, 2011. Our pipeline and oil and gas properties had no revenue during the years ended December 31, 2018 and 2017. Although the pipelines are no longer active, management believes the pipelines have future operational potential and continues to explore business development opportunities.

The following provides a summary of our oil and gas and pipeline assets, all of which are in the Gulf of Mexico:

●
Oil and Gas Properties – Include a 2.5% working interest and a 2.008% net revenue interest in High Island Block 115, a 0.5% overriding royalty interest in Galveston Area Block 321, and a 2.88% working interest and 2.246% net revenue interest in High Island Block 37.

●
Blue Dolphin Pipeline – The Blue Dolphin Pipeline consists of 16-inch onshore and 20-inch offshore pipeline segments, including a trunk line and lateral lines, that run from an offshore anchor platform in Galveston Area Block 288 to our Freeport Facility and then on to the DOW Chemical plant complex in Freeport, Texas;

●
GA 350 Pipeline – The GA 350 Pipeline is an 8-inch offshore pipeline extending from Galveston Area Block 350 to a subsea interconnect and tie-in that was previously connected to a transmission pipeline in Galveston Area Block 391; and

●
Omega Pipeline – The Omega Pipeline is a 12-inch offshore pipeline that originates in the High Island Area, East Addition Block A-173 and extends to West Cameron Block 342, where it was previously connected to the High Island Offshore System.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

			Natural Gas
			Capacity
Pipeline	Ownership	Miles	(MMcf/d)

Blue Dolphin Pipeline(1)	100%	38	180
GA 350 Pipeline(1)	100%	13	65
Omega Pipeline(2)	100%	18	110

(1)
Currently inactive.
(2)
Currently abandoned in place.

Corporate Headquarters. We lease 7,675 square feet of office space in Houston, Texas. Our office lease is discussed more fully in “Part II, Item 8. Financial Statements and Supplementary Data – Note (16) Leases” of this Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

Final Arbitration Award and Settlement Agreement

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” of this Annual Report for disclosures related to the Final Arbitration Award to GEL and the Settlement Agreement between the Lazarus Parties and GEL.

Other Legal Matters

We are involved in lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens, contract-related disputes, administrative proceedings, and financial assurance (bonding) requirements with regulatory bodies. Management is in discussion with all concerned parties and does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that such discussions will result in a manageable outcome or that we will be able to meet financial assurance (bonding) requirements. If Veritex does not approve the Settlement or exercises its rights and remedies under the secured loan agreements or if the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

Quarter Ended	High Bid	Low Bid

2018
December 31	$1.13	$0.40
September 30	$1.11	$0.22
June 30	$0.59	$0.11
March 31	$1.63	$0.53

2017
December 31	$0.90	$0.06
September 30	$1.77	$0.02
June 30	$2.75	$1.25
March 31	$4.00	$3.00

Stockholders

At April 1, 2019, we had 270 record holders of our Common Stock. We have approximately 3,000 beneficial holders of our Common Stock.

Dividends

Under certain of our secured loan agreements, we are restricted from declaring or paying any dividend on our Common Stock without the prior written consent of the lender. We have not declared any dividends on our Common Stock during the last two fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

Company Overview

See “Part I, Item 1. Business” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Operating Risks” for detailed information related to our business and operations and factors that management has determined raise substantial doubt about our ability to continue as a going concern.

Major Influences on Results of Operations

Refinery Operations

As a margin-based business, our refinery operations are primarily affected by gross profit per bbl, product slate, and refinery downtime.

Price Differentials per Bbl

Gross profit per bbl, which reflects the dollar per bbl price difference between crude oil and condensate (input) and refined petroleum products (output), is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. Our per bbl cost to acquire crude oil and condensate and the dollar per bbl price for which our refined petroleum products are ultimately sold depend on the economics of supply and demand. Supply and demand are affected by numerous factors, most, if not all, of which are beyond our control, including:

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

Occasionally, the Nixon refinery experiences a temporary shutdown due to power outages from high winds and thunderstorms. In such cases, we must initiate a standard refinery start-up process, which can last several days. We are typically able to resume normal operations the next day. Any scheduled or unscheduled downtime will result in lost margin opportunity, potential increased maintenance expense and a reduction of refined petroleum products inventory, which could reduce our ability to meet our payment obligations.

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

Key Relationships

Relationship with LEH

Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with LEH and its affiliates and a counter-party. Related-party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) a Debt Assumption Agreement with LE, and (vi) an office sub-lease agreement with BDSC. In addition, we currently rely on advances from LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements. There can be no assurances that LEH and its affiliates will continue to fund our working capital requirements. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (9) Related-Party Transactions” for additional disclosures related to agreements that we have in place with LEH and its affiliates.)

Relationship with Crude Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect the supplier to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including as net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

Management believes that it is taking the appropriate steps to improve our operations and financial stability. If our business strategy is unsuccessful, it could affect our ability to acquire adequate supplies of crude oil and condensate under the existing contract or otherwise. Further, because our existing crude supply contract is a month-to-month arrangement, there can be no assurance that crude oil and condensate supplies will continue to be available under this contract in the future.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Results of Operations

Certain prior year amounts have been reclassified in order to conform to the current year presentation. Additionally, certain changes to the presentation of prior period statements of operations have been made to conform to the current period presentation, primarily relating to: (i) a retitling from ‘cost of sales’ to ‘cost of goods sold,’ which includes all costs directly attributable to the generation of the related revenue, as defined by GAAP and (ii) a breakout of the ‘LEH operating fee’ under the Amended and Restated Operating Agreement, which was previously reported within ‘refinery operating expenses’. These changes had no effect on the reported results of operations.

Consolidated Results

Twelve Months Ended December 31, 2018 (the “Current Year”) Compared to December 31, 2017 (the “Prior Year”).

Total Revenue from Operations. For the Current Year, we had total revenue from operations of $340.8 million compared to total revenue from operations of $258.4 million for the Prior Year, an increase of approximately 32%. Approximately 99% of our revenue is derived from refinery operations while 1% is derived from tolling and terminaling. Refinery operations revenue increased approximately $81.5 million in the Current Year compared to the Prior Year. Of that increase, 90% was due to higher commodity pricing while 10% was due to slightly increased sales throughput volume. For the same period, tolling and terminaling revenue increased approximately $0.8 million, or 28%, as a result of increased storage fees under new and renewed customer agreements.

Total Cost of Goods Sold. Total cost of goods sold was $331.9 million for the Current Year compared to $248.4 million for the Prior Year. The 34% increase in total cost of goods sold in the Current Year compared to the Prior Year related to higher commodity prices for crude oil and chemicals and, to a lesser extent, increased direct operating expenses due to a Nixon refinery turnaround.

Gross Profit / Gross Margin. For the Current Year, gross profit totaled $8.8 million, or approximately 3%, compared to gross profit of $10.0 million, or approximately 4%, for the Prior Year. The decrease in gross profit between the periods primarily related to higher commodity prices for crude oil and chemicals and increased direct operating expenses, which was partially offset by increased tank rental revenue in the Current Year compared to the Prior Year.

LEH Operating Fee. The LEH operating fee under the Amended and Restated Operating Agreement totaled $0.6 million in the Current Year compared to $0.8 million in the Prior Year. The $0.2 million decrease in operating fee between the periods was the result of the fee restructure under the Amended and Restated Operating Agreement in April 2017. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (9) Related-Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement.)

Arbitration Award and Associated Fees.  The Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of $31.3 million. However, the net effect to our consolidated statement of operations was an expense of $24.3 million in arbitration award and associated fees related to the Final Arbitration Award during the Prior Year. Arbitration award and associated fees totaled $0 for the Current Year.

General and Administrative Expenses. We incurred general and administrative expenses of $3.3 million in the Current Year compared to $4.0 million in the Prior Year. For the Current Year compared to the Prior Year, the 19% decrease in general and administrative expenses primarily related to lower legal fees.

Depletion, Depreciation and Amortization. We recorded depletion, depreciation and amortization expenses of $1.9 million in the Current Year compared to $1.8 million in the Prior Year, an increase of nearly 7%. The increase related to placement in service of a new boiler and new petroleum storage tanks.

Other Expense. Total other expense was $3.3 million in the Current Year compared to $0.5 million in the Prior Year. The Prior Year included a one-time gain on the sale of property.

Income Tax Benefit. We recognized an income tax benefit of $0.3 million in the Current Year compared to $0 in the Prior Year. Income tax benefit in the Current Year primarily related to a refundable Alternative Minimum Tax that was paid in prior periods. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (17) Income Taxes” for additional disclosures related to income taxes.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Net Loss. For the Current Year, we reported a net loss of $0.5 million, or loss of $0.05 per share, compared to a net loss of $22.3 million, or loss of $2.09 per share, for the Prior Year. The Prior Year included the net effect to our consolidated statement of operations of the Final Arbitration Award, which was an expense of $24.3 million, or $2.29 per share, in arbitration award and associated fees.  Excluding the Final Arbitration Award, we would have reported net income in the Prior Year of $2.0 million, or income of $0.19 per share, reflecting a decline of $2.5 million, or $0.24 per share, for the Current Year compared to the Prior Year due to lower margins.

Non-GAAP Financial Measures

To supplement our consolidated results, management uses refining gross profit per bbl, a non-GAAP financial measure, to help investors evaluate our core operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. Refining gross profit per bbl is reconciled to GAAP-based results below. Refining gross profit per bbl should not be considered an alternative for GAAP results. Refining gross profit per bbl is provided to enhance an overall understanding of our core financial performance for the applicable periods and is an indicator that management believes is relevant and useful. Refining gross profit per bbl may differ from similar calculations used by other companies within the petroleum industry, thereby limiting its usefulness as a comparative measure. (See “Part II, Item 8. Financial Statements and Supplementary Data” for comparative GAAP results.)

Refining Gross Profit per Bbl – For the Current Year, refining gross profit per bbl was $1.14 compared to $1.63 per bbl for the Prior Year, reflecting a decrease of $0.49 per bbl. The decrease between the periods primarily related to less favorable margins for refined petroleum products in the Current Year compared to the Prior Year. (See “Glossary of Selected Energy and Financial Terms” in this Annual Report for the definition of gross margin per bbl.)

	Twelve Months Ended December 31,
	2018	2017
	(in thousands except per bbl amounts)

Refined petroleum product sales	$337,038	$255,547
Less: Total cost of goods sold	(331,936)	(248,433)
	5,102	7,114

Sales (Bbls)	4,493	4,359

Gross Margin per Bbl	$1.14	$1.63

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Refinery Operations Throughput and Production Data

Operational metrics for the refinery for the periods indicated were as follow:

	Twelve Months Ended December 31,
	2018	2017

Calendar Days	365	365
Refinery downtime	(30)	(17)
Operating Days	335	348

Total refinery throughput (bbls)	4,605,705	4,488,658
Operating days:
bpd	13,748	12,898
Capacity utilization rate	91.7%	86.0%
Calendar days:
bpd	12,618	12,298
Capacity utilization rate	84.1%	82.0%

Total refinery production (bbls)	4,479,701	4,352,745
Operating days:
bpd	13,372	12,508
Capacity utilization rate	89.1%	83.4%
Calendar days:
bpd	12,273	11,925
Capacity utilization rate	81.8%	79.5%

Note:
The small difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents a combination of multiple factors including refinery fuel use, elimination of some impurities originally present in the crude oil, loss, and other factors.

In the Current Year, the refinery experienced thirty (30) days of downtime primarily related to repair and maintenance of the naphtha stabilizer unit and short maintenance turnarounds scheduled in January and March of 2018. In the Prior Year, the refinery experienced seventeen (17) days of downtime primarily due to a contract-related dispute with GEL and Hurricane Harvey.

For the Current Year compared to the Prior Year, total refinery throughput bbls and total refinery production bbls increased nominally despite the refinery being down more days in the Current Year compared to the Prior Year. Typically, during the summer months refinery throughput volumes at the Nixon refinery are negatively impacted by the extreme Texas heat. For the Current Year, the Nixon refinery was positively impacted renting and utilizing a cooling unit. The cooling unit allowed the refinery to run more bbls per day, resulting in increased refinery throughput and production volumes in the periods despite refinery downtime. The cooling unit was not used during the Prior Year.

Refined Petroleum Product Sales Summary.

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (15) Concentration of Risk” for a discussion of refined petroleum product sales.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Liquidity and Capital Resources

Overview.

We currently rely on revenue from operations, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs. Primary uses of cash include: (i) payment to LEH for our direct operating expenses under the Amended and Restated Operating Agreement, (ii) payments on long-term debt and the Final Arbitration Award, (iii) purchase of crude oil and condensate, and (iv) construction in progress.

As discussed elsewhere within this “Liquidity and Capital Resources” section, management has determined that there is substantial doubt about our ability to continue as a going concern due to consecutive net losses, inadequate working capital, the Final Arbitration Award, and defaults under secured loan agreements. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Going Concern” for additional disclosures related to the Final Arbitration Award, the Settlement Agreement with GEL, defaults under secured loan agreements, and the going concern.

Management believes that it is taking the appropriate steps to improve our operations and financial stability. If our business strategy is unsuccessful, it could affect our ability to acquire adequate supplies of crude oil and condensate under our existing contract or otherwise. Further because our existing crude supply contract is an evergreen arrangement, there can be no assurance that crude oil and condensate supplies will continue to be available under our crude supply contract in the future.

Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined petroleum products. The dollar per bbl price difference between crude oil and condensate (input) and refined petroleum products (output), is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. There can be no assurance that margins for refined petroleum products will be favorable, LEH and its affiliates will continue to fund our working capital needs in periods of working capital deficits, or we will be able to obtain additional financing on commercially reasonable terms or at all. Further, if Veritex Community Bank (“Veritex”) does not approve the Settlement or the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin would likely be required to seek protection under bankruptcy laws. (See “Part I, Item 1. Business – Business Strategy” for a discussion related to our business strategy.)

Crude Oil and Condensate Supply.

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect the supplier to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Cash Flow.

Our cash flow from operations for the periods indicated was as follows:

	Twelve Months Ended December 31,
	2018	2017
Beginning cash, cash equivalents, and restricted cash	$2,146	$6,083

Cash flow from operations
Reconciled net loss to net cash provided by operating activities	1,618	(19,659)
Change in assets and operating liabilities	(613)	14,715

Total cash flow from operations	1,005	(4,944)

Cash inflows (outflows)
Proceeds from issuance of debt	-	3,678
Payments on debt	(890)	(1,364)
Net activity on related-party debt	1,433	1,125
Capital expenditures	(2,029)	(2,432)

Total cash inflows (outflows)	(1,486)	1,007

Total change in cash flows	(481)	(3,937)

Ending cash, cash equivalents, and restricted cash	$1,665	$2,146

For the Current Year, we experienced cash flow from operations of $1.0 million compared to negative cash flow from operations of $4.9 million for the Prior Year. The $6.0 million improvement in cash flow from operations between the periods was primarily the result of decreased inventory and increased accounts payable and accrued expenses.

Working Capital.

We had a working capital deficit of $71.9 million at December 31, 2018 compared to a working capital deficit of $69.5 million at December 31, 2017. Excluding the current portion of long-term debt, we had a working capital deficit of $30.0 million at December 31, 2018 and 2017.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Capital Spending.

Since 2015, the Nixon Facility has been undergoing a capital improvement expansion project. Capital improvements have primarily related to construction of new petroleum storage tanks to significantly increase petroleum storage capacity. However, smaller efficiency improvements have been made as well. Increased petroleum storage capacity: (i) assists with de-bottlenecking the facility, (ii) supports increased refinery throughput up to approximately 30,000 bpd, and (iii) provides an opportunity to generate additional tolling and terminaling revenue. When the expansion project is complete, petroleum storage capacity at the Nixon Facility will exceed 1.2 million bbls, an increase of more than 0.9 million bbls.

For the next 12 to 18 months, we expect to continue to incur capital expenditures related to facility and land improvements and completion of an unfinished petroleum storage tank. Capital spending at the Nixon Facility is being funded by working capital derived from revenue from operations and LEH and its affiliates (including Jonathan Carroll), as well as from long-term debt from Veritex that was secured in 2015 for expansion of the Nixon Facility. Unused amounts under the Veritex loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets and will be available for use once events of default associated with the Final Arbitration Award are remedied. See “Part I, Item 1. Financial Statements – Note (11) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

We account for our capital expenditures in accordance with GAAP. We also distinguish between capital expenditures that are for maintenance and those that are for expansion. We classify a capital expenditure as maintenance if it maintains capacity or throughput. A classification of expansion is used if the capital expenditure is expected to increase capacity or throughput. The distinction between maintenance and expansion is made consistent with our accounting policies and is generally a straightforward process. However, in certain circumstances the distinction can be a matter of management judgment and discretion.

Budgeting and approval of maintenance capital expenditures is done throughout the year on a project-by-project basis. We budget for and make maintenance capital expenditures that are necessary to maintain safe and efficient operations, meet customer needs and comply with operating policies and applicable law. We may budget for and make additional maintenance capital expenditures that we expect to produce economic benefits such as increasing efficiency and/or lowering future expenses. Budgeting and approval of expansion capital expenditures are generally made periodically on a project-by-project basis in response to specific investment opportunities identified by our business segments.

Contractual Obligations.

Related-Party. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (9) Related-Party Transactions” for a summary of the agreements we have in place with related parties.

Long-Term Debt. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (11) Long-Term Debt, Net” for a summary of our long-term debt.

GEL. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” for disclosures related to the Final Arbitration Award to GEL and Settlement Agreement with GEL.

Supplemental Pipeline Bonds. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (19) Commitments and Contingencies – Supplemental Pipeline Bonds” for a discussion of supplemental pipeline bonding requirements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Indebtedness.

The principal balances outstanding on our long-term debt, net (including related-party) for the periods indicated were as follow:

	December 31,
	2018	2017
	(in thousands)

First Term Loan Due 2034 (in default)	$22,550	$23,199
Second Term Loan Due 2034 (in default)	9,300	9,502
Notre Dame Debt (in default)	4,978	4,978
BDPL Loan Agreement (in default)	4,000	4,000
March Ingleside Note (in default)	1,283	1,169
March Carroll Note (in default)	1,147	439
June LEH Note (in default)	71	-
Capital Leases	41	-
	$43,370	$43,287
Less: Current portion of long-term debt, net	(41,364)	(39,544)
Less: Unamortized debt issue costs	(2,006)	(2,135)
	$-	$1,608

Principal payments on long-term debt totaled $0.9 million in the Current Year compared to $1.4 million in the Prior Year. As of the date of this Annual Report, LE and LRM were current on monthly payments under the First Term Loan Due 2034 and Second Term Loan Due 2034. There have been no payments under the Notre Dame Debt to date and no payments to Jonathan Carroll under the March Carroll Note since May 2017.

As described elsewhere in this Annual Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and Second Term Loan Due 2034. In addition to existing events of default related to the Final Arbitration Award, at December 31, 2018, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements. LE also failed to replenish a payment reserve account as required. The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under the loan agreements, and/or exercise any other rights and remedies available.

Veritex has not accelerated or called due the secured loan agreements considering the Settlement Agreement, which Veritex must ultimately approve. Instead, Veritex has expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Veritex has been working with LE and LRM and continues to be aware and party to all discussions and arrangements with GEL surrounding the Settlement. Veritex must ultimately approve the Settlement. However, if Veritex does not approve the Settlement or exercises its rights and remedies under the secured loan agreements or the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin would likely be required to seek protection under bankruptcy laws.

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (1) Organization – Going Concern” and “ – Operating Risks”, as well as “Note (11) Long-Term Debt, Net” for additional disclosures related to long-term debt financial covenant violations and events of default.

See “Contractual Obligations – Related-Party” within the Liquidity and Capital Resources section for additional disclosures with respect to related-party indebtedness.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations. For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service. As a result of the Final Arbitration Award, which represents a significant adverse change that could affect the value of a long-lived asset, management performed potential impairment testing of our refinery and facilities assets in the fourth quarter of 2018. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2018. We did not record any impairment of our refinery and facilities assets for the periods presented.

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

Refinery Operations Revenue. Revenue from the sale of refined petroleum products is recognized when the product is sold to a customer in fulfillment of performance obligations. Each load of refined petroleum product is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are met when control is transferred to the customer. Control is transferred to the customer when the product has been lifted, or in cases where the product is not lifted immediately (bill and hold arrangements), when the product is added to the customer’s bulk inventory as stored at the Nixon Facility.

We consider a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the refined petroleum product, the transfer of significant risks and rewards, our rights to payment, and transfer of legal title. In each case, the term between sale and when payment is due is not significant. Transportation, shipping and handling costs incurred are included in cost of goods sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

Inventory.

Our inventory primarily consists of refined petroleum products, crude oil and condensate, and chemicals. Inventory is valued at lower of cost or net realizable value with cost being determined by the average cost method, and net realizable value being determined based on estimated selling prices less any associated delivery costs. If the net realizable value of our refined petroleum products inventory declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of goods sold.

Asset Retirement Obligations.

FASB ASC guidance related to AROs requires that a liability for the discounted fair value of an ARO be recorded in the period in which incurred, and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted towards its future value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At December 31, 2018 and 2017, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of December 31, 2018 and 2017.

FASB ASC guidance related to income taxes also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (17) Income Taxes” for further information related to income taxes.

Recently Adopted Accounting Guidance

FASB issues an ASU to communicate changes to the FASB ASC, including changes to non-authoritative SEC content. Recently adopted ASUs include:

ASU 2018-09, Codification Improvements. In July 2018, FASB issued ASU 2018-09. This guidance affects a wide variety of topics in the codification and represents changes to clarify, correct errors in, or make minor improvements to the codification. The amendments make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments apply to all reporting entities within the scope of the affected accounting guidance. Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. Adoption of this guidance did not have a significant impact on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (ASC 606). We adopted this accounting pronouncement effective January 1, 2018, using a modified retrospective approach, which required us to apply the new revenue standard to: (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018. In accordance with this approach, our consolidated revenues for the periods prior to January 1, 2018 will not be revised. In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). ASU 2018-18 clarifies the interaction between ASC 808 and ASC 606. Our implementation activities related to ASC 606 are complete, and we did not have any material differences in the amount or timing of revenues as a result of the adoption of ASC 606. Our largest revenue streams consist of orders received from our customers for crude-oil derived specialty products based on market prices. These revenues are recognized at a point in time upon transfer of control of the product in accordance with contractual terms. With respect to ASC 808, we are not party to a collaborative agreement with a third party.

New Pronouncements Issued, Not Yet Effective

The following are recently issued, but not yet effective, ASU’s that may influence our consolidated financial position, results of operations, or cash flows:

ASUs 2018-20, 2018-11, 2018-10, and 2016-02, Leases (Topic 842). In February 2016, FASB issued ASU 2016-02. This guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In December 2018, FASB issued ASU 2018-20 to provide additional guidance related to sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. In July 2018, FASB issued ASUs 2018-11 and 2018-10. ASU 2018-11 provides entities with relief from the costs of implementing certain aspects of ASU 2016-02 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11: (i) Entities may elect not to recast the comparative periods presented when transitioning to ASC 842 (Issue 1), and (ii) Lessors may elect not to separate lease and non-lease components when certain conditions are met (Issue 2). ASU 2018-10 made 16 separate amendments to ASC 842.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

For a public business entity, the amendments in ASUs 2018-11 and 2018-10 affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASUs 2018-20, 2018-11 and 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. Adoption of this guidance affects leases with a term of greater than 12-months and will result in an increase of approximately $1.0 million in our total assets and liabilities on our consolidated balance sheets. We do not expect adoption of this guidance to have a significant impact on our consolidated statements of operations.

ASU 2018-17, Consolidation (Topic 810). In October 2018, FASB issued ASU 2018-17. This ASU provides targeted improvements to related-party guidance for variable interest entities. In particular, indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in ASU 2018-17 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect adoption of this guidance to have a significant impact on our consolidated financial statements.

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Remainder of Page Intentionally Left Blank

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Blue Dolphin Energy Company

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) to the consolidated financial statements, the Company received an adverse outcome of arbitration proceedings for which a settlement has been reached, however the Company has yet to secure financing for payment of the settlement amount, is in default under secured loan agreements, has suffered recurring losses from operations and has a net working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (1). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ UHY LLP _____________________
UHY LLP
Sterling Heights, Michigan April 1, 2019

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14	$495
Restricted cash	49	49
Accounts receivable, net	379	1,357
Accounts receivable, related party	-	653
Prepaid expenses and other current assets	1,786	1,207
Deposits	194	129
Inventory	1,510	3,089
Refundable federal income tax	108	-
Total current assets	4,040	6,979

LONG-TERM ASSETS
Total property and equipment, net	64,697	64,597
Restricted cash, noncurrent	1,602	1,602
Surety bonds	230	230
Deferred tax assets, net	108	-
Total long-term assets	66,637	66,429

TOTAL ASSETS	$70,677	$73,408

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion, in default	$34,863	35,544
Long-term debt, related party, current portion, in default	7,041	4,000
Interest payable, in default	2,939	2,135
Interest payable, related party, in default	1,534	892
Accounts payable	2,719	2,344
Accounts payable, related party	1,529	974
Asset retirement obligations, current portion	2,580	2,315
Accrued expenses and other current liabilities	1,571	1,160
Accrued arbitration award payable	21,128	27,128
Total current liabilities	75,904	76,492

LONG-TERM LIABILITIES
Deferred revenues and expenses	-	42
Long-term debt, related party, net of current portion	-	1,608
Total long-term liabilities	-	1,650

TOTAL LIABILITIES	75,904	78,142

Commitments and contingencies (Note 19)

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,975,514 and 10,925,513
shares issued at December 31, 2018 and 2017, respectively)	110	109
Additional paid-in capital	36,936	36,907
Accumulated deficit	(42,273)	(41,750)
TOTAL STOCKHOLDERS' DEFICIT	(5,227)	(4,734)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,677	$73,408

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2018	2017
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$337,038	$255,547
Tolling and terminaling	3,723	2,902
Total revenue from operations	340,761	258,449

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	322,297	239,740
Other conversion costs	9,639	8,693
Total cost of goods sold	331,936	248,433

Gross Profit	8,825	10,016

COST OF OPERATIONS
LEH operating fee	614	817
Other operating expenses	180	228
Arbitration award and associated fees	-	24,339
General and administrative expenses	3,272	4,022
Depletion, depreciation and amortization	1,933	1,810
Impairment of assets	-	303
Bad debt expense	-	81
Accretion of asset retirement obligations	266	287
Total cost of operations	6,265	31,887

Income (loss) from operations	2,560	(21,871)

OTHER INCOME (EXPENSE)
Easement, interest and other income	20	479
Interest and other expense	(3,363)	(2,770)
Gain on disposal of property	-	1,834
Total other income (expense)	(3,343)	(457)

Loss before income taxes	(783)	(22,328)

Income tax benefit	260	-

Net loss	$(523)	$(22,328)

Loss per common share:
Basic	$(0.05)	$(2.09)
Diluted	$(0.05)	$(2.09)

Weighted average number of common shares outstanding:
Basic	10,935,787	10,689,615
Diluted	10,935,787	10,689,615

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Consolidated Statements of Stockholders’ Equity (Deficit)

	(in thousands except share amounts)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Shares	Cost	Equity (Deficit)

Balance at December 31, 2016	10,624,714	$106	$36,819	$(19,422)	(150,000)	$(800)	$16,703

Common stock issued for services	300,799	3	88		150,000	800	891
Net loss	-	-	-	(22,328)	-	-	(22,328)

Balance at December 31, 2017	10,925,513	$109	$36,907	$(41,750)	-	$-	$(4,734)

Common stock issued for services	50,001	1	29		-	-	30
Net loss	-	-	-	(523)	-	-	(523)

Balance at December 31, 2018	10,975,514	$110	$36,936	$(42,273)	-	$-	$(5,227)

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(523)	$(22,328)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	1,933	1,810
Deferred income tax	(216)	-
Amortization of debt issue costs	128	128
Accretion of asset retirement obligations	266	287
Common stock issued for services	30	60
Changes in operating assets and liabilities
Accounts receivable	978	584
Accounts receivable, related party	653	509
Prepaid expenses and other current assets	(579)	(161)
Deposits and other assets	(65)	(15)
Inventory	1,579	(1,014)
Accrued arbitration award	(6,000)	27,128
Accounts payable, accrued expenses and other liabilities	2,266	(12,921)
Accounts payable, related party	555	605
Net cash provided by (used in) operating activities	1,005	(4,944)

INVESTING ACTIVITIES
Capital expenditures	(2,029)	(2,432)
Net cash used in investing activities	(2,029)	(2,432)

FINANCING ACTIVITIES
Proceeds from issuance of debt	-	3,678
Payments on debt	(890)	(1,364)
Net activity on related-party debt	1,433	1,125
Net cash provided by financing activities	543	3,439
Net change in cash, cash equivalents, and restricted cash	(481)	(3,937)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,146	6,083
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,665	$2,146

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable and capital leases	$4	$1,651
Financing of guaranty fees via long-term debt, related party	$644	$327
Conversion of related-party notes to common stock	$-	$831
Interest paid	$2,823	$2,688
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Notes to Consolidated Financial Statements

(1)	Organization

Nature of Operations. Blue Dolphin Energy Company is a publicly-traded Delaware corporation primarily engaged in the refining and marketing of petroleum products. We also provide tolling and storage terminaling services. Our assets, which are in Nixon, Texas, primarily include a 15,000-bpd crude distillation tower and more than 1.0 million bbls of petroleum storage tanks (collectively the “Nixon Facility”). Pipeline transportation and oil and gas operations are no longer active.

Structure and Management. Blue Dolphin is controlled by Lazarus Energy Holdings, LLC (“LEH”). LEH operates and manages all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together, LEH and Jonathan Carroll owned 79.8% of our common stock, par value $0.01 per share (the “Common Stock”) at December 31, 2018. (See “Note (9) Related-Party Transactions,” “Note (11) Long-Term Debt, Net” and “Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

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

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”); and

●
Nixon Product Storage, LLC, a Delaware limited liability company (“NPS”).

In June 2018, Blue Dolphin acquired 100% of the issued and outstanding membership interests of NPS from Lazarus Midstream Partners, L.P., an affiliate of LEH, pursuant to an Assignment Agreement. The assignment was accounted for as a combination of entities under common control. See “Note (5) NPS Assignment” of this Annual Report for further information related to the NPS assignment.

See “Part I, Item 1. Business” and “Part I, Item 2. Properties” in this Annual Report for additional information regarding our operating subsidiaries, principal facilities, and assets.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Going Concern. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

●
Consecutive Net Losses and Working Capital Deficits – For the twelve months ended December 31, 2018, we reported net loss of $0.5 million, or a loss of $0.05 per share. For the twelve months ended December 31, 2017, we reported a net loss of $22.3 million, or a loss of $2.09 per share. The twelve months ended December 31, 2017 included the net effect to our consolidated statement of operations of the Final Arbitration Award, which was an expense of $24.3 million, or $2.29 per share, in arbitration award and associated fees.  Excluding the Final Arbitration Award, we would have reported net income for the twelve months ended December 31, 2017 of $2.0 million, or income of $0.19 per share, reflecting a decline of $2.5 million, or $0.24 per share, for 2018 compared to 2017 due to lower margins.

At December 31, 2018, we had a working capital deficit of $71.9 million. Excluding the current portion of long-term debt, we had a working capital deficit of $30.0 million at December 31, 2018. At December 31, 2017, we had a working capital deficit of $69.5 million. Excluding the current portion of long-term debt, we had a working capital deficit of $30.0 million at December 31, 2017.

●
Final Arbitration Award and Settlement Agreement – As previously disclosed, LE was involved in arbitration proceedings (the “GEL Arbitration”) with GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL and dated August 12, 2011. On August 11, 2017, the arbitrator delivered its final award in the GEL Arbitration (the “Final Arbitration Award”). The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of $31.3 million. After the initial $3.7 million payment to GEL in September 2017, LE has made payments to GEL of $0.5 million per month. As of the date of this Annual Report, LE has paid $11.7 million to GEL towards reducing the outstanding balance of the Final Arbitration Award.

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

LE, NPS, and Blue Dolphin, together with LEH, Carroll & Company Financial Holdings, L.P. (“C&C”), and Jonathan Carroll (collectively referred to herein as the “Lazarus Parties”), entered into that certain Settlement Agreement with GEL, dated as of July 20, 2018 (as may be further amended, restated, supplemented or otherwise modified from time to time, the “Settlement Agreement”), whereby GEL and the Lazarus Parties agreed to mutually release all claims against each other and to file a stipulation of dismissal with prejudice in connection with the GEL Arbitration (the “Settlement”), subject to the terms and conditions set forth in the Settlement Agreement. The Settlement is conditioned upon payment by the Lazarus Parties to GEL of $10.0 million in cash (the “Settlement Payment”). Until either the Settlement Payment is made or the Settlement Agreement is terminated, the Lazarus Parties must pay GEL $0.5 million in cash at the end of each calendar month (the “Interim Payments”). The Interim Payments will not be applied to reduce the amount of the Settlement Payment, but such payments will reduce the Final Arbitration Award. At the time of the Settlement, the difference between the Settlement Payment and the amount we have accrued on our consolidated balance sheet for arbitration award payable will be recognized as a gain on our consolidated statement of operations. At December 31, 2018 and 2017, accrued arbitration award payable on our consolidated balance sheet was $21.1 million and $27.1 million, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

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

Unless extended in writing by GEL, the Settlement Agreement will terminate on July 31, 2019 if the Settlement Payment is not made on or before such date, and the Settlement Agreement may be terminated by GEL following the occurrence of an event of default under the Settlement Agreement, as described above. Pursuant to the Settlement Agreement, the parties agreed to terminate the GEL Letter Agreement, and GEL agreed not to take any action to execute or collect on the Final Arbitration Award and to take all action necessary to continue the District Court Action until the earlier of: (i) the date on which the Settlement Payment is paid or (ii) the termination of the Settlement Agreement. On February 1, 2019, GEL filed a proposed order granting a joint motion to continue the District Court Action.

●
Defaults Under Veritex Secured Loan Agreements – LE and LRM each have loans with a USDA guarantee of 100% through Veritex, as successor in interest to Sovereign Bank by merger, in the aggregate amount of $35.0 million.

  –
Events of Default. Veritex delivered to obligors notices of default under secured loan agreements with Veritex, stating that the Final Arbitration Award constitutes an event of default under the secured loan agreements. The occurrence of an event of default permits Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available.

Veritex has not accelerated or called due the secured loan agreements considering the Settlement Agreement, which Veritex must ultimately approve. Instead, Veritex has expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2018 and 2017 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet financial covenants in the secured loan agreements in the future.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Veritex has been working with LE and LRM and continues to be aware and party to all discussions and arrangements with GEL surrounding the Settlement. We can provide no assurance that the conditions necessary for consummation of the Settlement will be met. If certain conditions are not met or the Settlement Agreement is terminated, GEL may seek to enforce the Final Arbitration Award against the Lazarus Parties. Further, we can provide no assurance as to whether Veritex, as first lienholder, will approve the Settlement. If Veritex does not approve the Settlement, Veritex may exercise its rights and remedies under the secured loan agreements. In either case: (i) our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations will be materially affected, (ii) Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws, and (iii) the trading prices of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

  –
Financial Covenant Defaults. In addition to existing events of default related to the Final Arbitration Award, at December 31, 2018 LE and LRM were in violation of certain financial covenants in secured loan agreements with Veritex. Covenant defaults under the secured loan agreements would permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2018 and 2017 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet the financial covenants in the future.

Veritex has been working with LE and LRM and continues to be aware and party to all discussions and arrangements with GEL surrounding the executed settlement agreement and all amendments and extensions with GEL. There can be no assurance that Veritex will provide a waiver of events of default related to the Final Arbitration Award, consent to the Settlement Agreement with GEL, or provide future waivers of any financial covenant defaults, which would have an adverse impact on our financial position and results of operations.

Operating Risks. Successful execution of our business strategy depends on several key factors, including the Settlement with GEL, having adequate working capital, obtaining credit to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon Facility, meeting contractual obligations, and having favorable margins on refined petroleum products. Management believes that it is continuing to take the appropriate steps to improve our operations and financial stability. However, there can be no assurance that our business strategy will be successful, that LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing or meet financial assurance (bonding) requirements on commercially reasonable terms or at all. If Veritex does not approve the Settlement or exercises its rights and remedies under the secured loan agreements or if the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws. (See “Part I, Item 1. Business – Business Strategy” in this Annual Report for additional disclosures related to our business plan and initiatives management has taken to date.)

For additional disclosures related to the Final Arbitration Award, the Settlement Agreement, defaults under secured loan agreements, our business strategy, and risk factors that could materially affect our future business, financial condition and results of operations, refer to the following sections in this Annual Report:

●
Part I, Item 1. Business – Business Strategy

●
Part I, Item 1A. Risk Factors

●
Part I, Item 3. Legal Proceedings

●
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
  –
Final Arbitration Award and Settlement Agreement
  –
Results of Operations
  –
Liquidity and Capital Resources

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

●
Part II, Item 8. Financial Statements and Supplementary Data:
  –
Note (9) Related-Party Transactions
  –
Note (11) Long-Term Debt, Net
  –
Note (19) Commitments and Contingencies – Legal Matters

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

Restricted Cash. Restricted cash, current portion primarily represents a payment reserve account held by Veritex as security for payments under a loan agreement. Restricted cash, noncurrent represents funds held in the Veritex disbursement account for payment of construction related expenses to build new petroleum storage tanks.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on past experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses collectability primarily based on the current aging status of the customer's account, our historical collection experience with the customer, and the customer's financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole.  We had an allowance for doubtful accounts of $0.1 million and $0 at December 31, 2018 and 2017, respectively.

Inventory. Our inventory primarily consists of refined petroleum products, crude oil and condensate, and chemicals. Inventory is valued at lower of cost or net realizable value with cost being determined by the average cost method, and net realizable value being determined based on estimated selling prices less any associated delivery costs. If the net realizable value of our refined petroleum products inventory declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of goods sold. (See “Note (7) Inventory” for additional disclosures related to our inventory.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Property and Equipment.

Refinery and Facilities. Management expects to continue making improvements to the crude distillation tower based on operational needs and technological advances. Additions to refinery and facilities assets are capitalized. Expenditures for repairs and maintenance are expensed as incurred.

We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations. For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service. As a result of the Final Arbitration Award, which represents a significant adverse change that could affect the value of a long-lived asset, management performed potential impairment testing of our refinery and facilities assets in the fourth quarter of 2018. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2018. We did not record any impairment of our refinery and facilities assets for the periods presented.

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

Construction in Progress. Construction in progress expenditures, including capitalized interest, relate to construction and refurbishment activities at the Nixon Facility. These expenditures are capitalized as incurred. Depreciation begins once the asset is placed in service.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition.

We adopted the provisions of FASB ASU (defined below) 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018, as described below in “New Pronouncements Adopted.” Accordingly, our revenue recognition accounting policy has been revised to reflect the adoption of this standard.

Refinery Operations Revenue. Revenue from the sale of refined petroleum products is recognized when product is sold to the customer in fulfillment of performance obligations. Each load of refined petroleum product is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are met when control is transferred to the customer. Control is transferred to the customer when the product has been lifted or, in cases where the product is not lifted immediately (bill and hold arrangements), when the product is added to the customer’s bulk inventory as stored at the Nixon Facility.

We consider a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the refined petroleum product, the transfer of significant risks and rewards, our rights to payment, and transfer of legal title. In each case, the term between sale and when payment is due is not significant. Transportation, shipping, and handling costs incurred are included in cost of goods sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

Tolling and Terminaling Revenue. Tolling and terminaling represents fees pursuant to: (i) tolling agreements, whereby a customer agrees to pay a certain fee per gallon or barrel for throughput volumes moving through the naphtha stabilizer unit and a fixed monthly reservation fee for use of the naphtha stabilizer unit and (ii) tank storage agreements, whereby a customer agrees to pay a certain fee per tank based on tank size over a period of time for the storage of products.

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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any net operating loss (“NOL”) carryforwards. When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of December 31, 2018 and 2017. We expect to recover deferred tax assets related to the Alternative Minimum Tax (“AMT”) credit carryforwards. In addition, we have NOL carryforwards that remain available for future use.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2018 and 2017, there were no uncertain tax positions for which a reserve or liability was necessary. (See “Note (17) Income Taxes” for further information related to income taxes.)

Impairment or Disposal of Long-Lived Assets. In accordance with FASB ASC guidance on accounting for the impairment or disposal of long-lived assets, we periodically evaluate our long-lived assets for impairment. Additionally, we evaluate our long-lived assets when events or circumstances indicate that the carrying value of these assets may not be recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset or group of assets is recognized. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. As a result of the Final Arbitration Award, which represents a significant adverse change that could affect the value of a long-lived asset, management performed potential impairment testing of our refinery and facilities assets in the fourth quarter of 2018. Upon completion of that testing, we determined that no impairment was necessary at December 31, 2018. We did not record any impairment of our refinery and facilities assets for the periods presented.

Asset Retirement Obligations. FASB ASC guidance related to asset retirement obligations (“AROs”) requires that a liability for the discounted fair value of an ARO be recorded in the period in which incurred, and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted towards its future value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

The number of shares related to options, warrants, restricted stock, and similar instruments included in diluted EPS is based on the “Treasury Stock Method” prescribed in FASB ASC guidance for computation of EPS. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and, for restricted stock, the amount of compensation cost attributed to future services that has not yet been recognized and the amount of any current and deferred tax benefit that would be credited to additional paid-in-capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock, and similar instruments is dependent on this average stock price and will increase as the average stock price increases. (See “Note (18) Earnings Per Share” for additional information related to EPS.)

New Pronouncements Adopted. The FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB ASC, including changes to non-authoritative SEC content. Recently adopted ASUs include:

ASU 2018-09, Codification Improvements. In July 2018, FASB issued ASU 2018-09. This guidance affects a wide variety of topics in the codification and represents changes to clarify, correct errors in, or make minor improvements to the codification. The amendments make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments apply to all reporting entities within the scope of the affected accounting guidance. Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. Adoption of this guidance did not have a significant impact on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (ASC 606). We adopted this accounting pronouncement effective January 1, 2018, using a modified retrospective approach, which required us to apply the new revenue standard to: (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018. In accordance with this approach, our consolidated revenues for the periods prior to January 1, 2018 will not be revised. In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). ASU 2018-18 clarifies the interaction between ASC 808 and ASC 606. Our implementation activities related to ASC 606 are complete, and we did not have any material differences in the amount or timing of revenues as a result of the adoption of ASC 606. Our largest revenue streams consist of orders received from our customers for crude-oil derived specialty products based on market prices. These revenues are recognized at a point in time upon transfer of control of the product in accordance with contractual terms. With respect to ASC 808, we are not party to a collaborative agreement with a third party.

New Pronouncements Issued, Not Yet Effective. The following are recently issued, but not yet effective, ASU’s that may influence our consolidated financial position, results of operations, or cash flows:

ASUs 2018-20, 2018-11, 2018-10, and 2016-02, Leases (Topic 842). In February 2016, FASB issued ASU 2016-02. This guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In December 2018, FASB issued ASU 2018-20 to provide additional guidance related to sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. In July 2018, FASB issued ASUs 2018-11 and 2018-10. ASU 2018-11 provides entities with relief from the costs of implementing certain aspects of ASU 2016-02 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11: (i) entities may elect not to recast the comparative periods presented when transitioning to ASC 842 (Issue 1), and (ii) lessors may elect not to separate lease and non-lease components when certain conditions are met (Issue 2). ASU 2018-10 made 16 separate amendments to ASC 842.

For a public business entity, the amendments in ASUs 2018-11 and 2018-10 affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASUs 2018-20, 2018-11 and 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. Adoption of this guidance affects leases with a term of greater than 12-months and will result in an increase of approximately $1.0 million in our total assets and liabilities on our consolidated balance sheets. We do not expect adoption of this guidance to have a significant impact on our consolidated statements of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

ASU 2018-17, Consolidation (Topic 810). In October 2018, FASB issued ASU 2018-17. This ASU provides targeted improvements to related-party guidance for variable interest entities. In particular, indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in ASU 2018-17 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect adoption of this guidance to have a significant impact on our consolidated financial statements.

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

(4)	Revenue and Segment Information

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

Revenue from Contracts with Customers.

●
Disaggregation of Revenue - Revenue is presented in the table below under “Segment Information” disaggregated by business segment because this is the level of disaggregation that management has determined to be beneficial to users of our financial statements.

●
Receivables from Contracts with Customers - Our receivables from contracts with customers are reflected as receivables, net as presented on our consolidated balance sheets.

●
Remaining Performance Obligations - The majority of our contracts with customers are spot contracts and therefore have no remaining performance obligations.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Segment Information.

	Twelve Months December 31,
	2018				2017
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Corporate
	Operations	Terminaling	& Other	Total	Operations	& Other	Total

Net revenues (excluding intercompany fees and sales)	$337,038	$3,723	$-	$340,761	$258,449	$-	$258,449
Intercompany fees and sales	(3,270)	3,270	-	-	-	-	-
Operation costs and expenses(1)	(331,220)	(1,332)	(444)	(332,996)	(273,671)	(817)	(274,488)
Segment contribution margin	$2,548	$5,661	$(444)	$7,765	$(15,222)	$(817)	$(16,039)
General and administrative expenses	(1,232)	(245)	(1,795)	(3,272)	(2,850)	(1,172)	(4,022)
Depreciation and amortization	(1,842)	(91)	-	(1,933)	(1,799)	(10)	(1,810)
Interest and other non-operating expenses, net(2)				(3,343)			(457)

Loss before income taxes				(783)			(22,328)

Income tax benefit				260			-

Net loss				$(523)			$(22,328)

Capital expenditures	$1,124	$905	$-	$2,029	$4,082	$-	$4,082

Identifiable assets	$41,116	$28,446	$1,115	$70,677	$71,708	$1,700	$73,408

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

(1)
Operation costs within Refinery Operations includes the arbitration award and associated fees. Operation cost within Tolling and Terminaling includes terminal operating expenses, an allocation of other costs (e.g. insurance and maintenance), and associated refinery fuel use costs. Operation cost within Corporate and Other includes expenses associated with our pipeline assets and oil and gas leasehold interests (such as accretion).

(2)	Reflects FLNG Land II, Inc. easement revenue in 2017. See “Note (19) Commitments and Contingencies – FLNG Easements” for further discussion related to FLNG.

(5)	NPS Assignment

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

The assignment was accounted for as a combination of entities under common control. Accordingly, the recognized assets and liabilities of NPS were transferred at their carrying amounts at the date of transfer and the results of operations are included for the twelve months ended December 31, 2018. NPS did not have significant assets, liabilities or results of operations for the twelve months ended December 31, 2017. NPS holds a leasehold interest in petroleum storage tanks at the Nixon Facility. NPS’ revenues and expenses are included in our Tolling and Terminaling business segment.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	December 31,
	2018	2017
	(in thousands)

Prepaid crude oil and condensate	$1,166	$913
Prepaid insurance	437	294
Other prepaids	183	-

	$1,786	$1,207

(7)	Inventory

Inventory as of the dates indicated consisted of the following:

	December 31,
	2018	2017
	(in thousands)

Crude oil and condensate	$861	$961
AGO	276	213
Naphtha	143	170
Chemicals	106	162
HOBM	102	1,558
Propane	17	17
LPG mix	5	8

	$1,510	$3,089

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	December 31,
	2018	2017
	(in thousands)

Refinery and facilities	$63,058	$51,432
Land	566	566
Other property and equipment	747	653
	64,371	52,651

Less: Accumulated depletion, depreciation, and amortization	(10,429)	(8,495)
	53,942	44,156

Construction in progress	10,755	20,441

	$64,697	$64,597

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. Capitalized interest, which is recorded as part of the asset to which it relates, is depreciated over the asset’s useful life. Interest cost capitalized, which is currently included in construction in progress, was $1.3 million and $3.9 million at December 31, 2018 and 2017, respectively. Capital expenditures at the Nixon Facility are being funded by working capital derived from revenue from operations and LEH and its affiliates (including Jonathan Carroll), as well as from long-term debt from Veritex that was secured in 2015 for expansion of the Nixon Facility. Unused amounts under the Veritex loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets and will be available for use once events of default associated with the Final Arbitration Award are remedied. See “Note (11) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

(9)	Related-Party Transactions

Blue Dolphin and certain of its subsidiaries are party to several agreements with LEH and its affiliates. Management believes that these related-party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

Related Parties.

LEH. LEH is our controlling shareholder. Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH. Together, LEH and Jonathan Carroll owned 79.8% of our Common Stock at December 31, 2018. Related-party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, (v) a Debt Assumption Agreement with LE, and (vi) an office sublease-agreement with BDSC. Additionally, in June 2018, Blue Dolphin obtained 100% of the issued and outstanding membership interest of NPS from Lazarus Midstream for the nominal fee of $10.00 pursuant to an Assignment Agreement. (See “Note (5) NPS Assignment” for further discussion related to the NPS transaction.)

Ingleside Crude, LLC (“Ingleside”). Ingleside is a related party of LEH and Jonathan Carroll. Blue Dolphin is party to an Amended and Restated Promissory Note with Ingleside.

Lazarus Marine Terminal I, LLC (“LMT”). LMT is a related party of LEH and Jonathan Carroll. LE is party to a Dock Tolling Agreement with LMT.

Jonathan Carroll. Jonathan Carroll is Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin. Related-party agreements with Jonathan Carroll include: (i) Amended and Restated Guaranty Fee Agreements with LE and LRM and (ii) an Amended and Restated Promissory Note with Blue Dolphin. The guaranty fee agreements and the promissory note relate to LE and LRM USDA-guaranteed loans.

Currently, we depend on LEH and its affiliates (including Jonathan Carroll and Ingleside) for financing when revenue from operations and borrowings under bank facilities are insufficient to meet our liquidity needs. Such borrowings are reflected in our consolidated balance sheets in accounts payable, related party, and/or long-term debt, related party.

Operations Related Agreements.

Amended and Restated Operating Agreement. LEH operates and manages all Blue Dolphin properties pursuant to the Amended and Restated Operating Agreement. The Amended and Restated Operating Agreement, which was restructured in 2017 following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL, expires: (i) April 1, 2020, (ii) upon written notice by either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in our best interest. LEH receives an operating fee of 5% of our direct operating expenses. Prior to the fourth quarter of 2018, the 5% fee was calculated on expenses paid by LEH on behalf of LE. During the fourth quarter of 2018 the fee was changed to be calculated based on year to date operating expenses incurred, regardless of whether they were paid for by LEH or LE. The LEH operating fee was previously reflected within refinery operating expenses in our consolidated statements of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

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

Dock Tolling Agreement. In May 2016, LE entered a Dock Tolling Agreement with LMT to facilitate loading and unloading of petroleum products by barge at LMT’s dock facility in Ingleside, Texas. The Dock Tolling Agreement has a five-year term and may be terminated at any time by the agreement of both parties. LE pays LMT a flat reservation fee monthly. The reservation fee includes tolling volumes up to 84,000 gallons per day. Excess tolling volumes are subject to an increased per gallon rate. Amounts expensed as tolling fees under the Dock Tolling Agreement are reflected in cost of goods sold in our consolidated statements of operations.

Office Sub-Lease Agreement. In January 2018, BDSC entered into an Office Space Agreement with LEH to lease office space at our headquarters building in Houston, Texas. The Office Space Agreement has a term of sixty-eight (68) months expiring on August 31, 2023. Under the Office Space Agreement, LEH’s base rent for 6,264 square feet is approximately $0.02 million per month. The Office Space Agreement includes rent abatement periods.

Financial Agreements.

We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements. During 2018 and 2017, LEH and its affiliates (Ingleside and Jonathan Carroll) provided working capital to Blue Dolphin in the form of a term loan and non-cash advances (such as conversion of accounts payable to debt under promissory notes). Our long-term debt, related party is currently in default.

There can be no assurance that LEH and its affiliates will continue to fund our working capital requirements. Outstanding principal and accrued interest owed under these financial agreements are reflected in long-term debt, related party, current portion in our consolidated balance sheets.

BDPL Loan Agreement (In Default). BDPL has a 2016 loan agreement and related security agreement with LEH as lender (the “BDPL Loan Agreement”). The BDPL Loan Agreement is currently in default due to non-payment. Key terms of the BDPL Loan Agreement are as follow:

Principal Amount:	$4.0 million
Maturity Date:	August 2018
Principal and Interest Payment:	$500,000 annually
Interest Rate:	16.00%

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

 Promissory Notes (In Default). Working capital provided to Blue Dolphin in the form of non-cash advances whereby accounts payable, related party was converted to debt under promissory notes are reflected below. The promissory notes matured in January 2019. Interest, which is compounded annually, is still accruing at a rate of 8.00%. The promissory notes are currently in default due to non-payment.

●
June LEH Note – The June LEH Note reflects amounts owed to LEH at December 31, 2018 under the Amended and Restated Operating Agreement.

●
March Ingleside Note – The March Ingleside Note reflects amounts owed to Ingleside at December 31, 2018 under the Amended and Restated Tank Lease Agreement.

●
March Carroll Note –The March Carroll Note reflects amounts owed to Jonathan Carroll at December 31, 2018 under the guaranty fee agreements. Jonathan Carroll has received no payments under the promissory note, either in cash or common stock, since May 2017.

Amended and Restated Guaranty Fee Agreements. Jonathan Carroll was required to provide a guarantee for repayment of funds borrowed and interest accrued under certain LE and LRM USDA-guaranteed loans. For his personal guarantee, LE and LRM each entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earns a fee equal to 2.00% per annum of the outstanding principal balance owed under the loan agreements. Effective in April 2017, the Guaranty Fee Agreements were amended and restated (the “Amended and Restated Guaranty Fee Agreements”) to reflect payment in cash and shares of Blue Dolphin Common Stock. Amounts owed to Jonathan Carroll under Amended and Restated Guaranty Fee Agreements are reflected within long-term debt, related party, net of current portion in our consolidated balance sheets. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations. (See “Note (11) Long-Term Debt, Net – Amended and Restated Guaranty Fee Agreements” for a breakdown of guaranty fee expenses for each secured loan agreement.) Jonathan Carroll has received no payments under guaranty fee agreements, either in cash or common stock, since May 2017.

Debt Assumption Agreement. On September 18, 2017, LEH paid, on LE’s behalf, certain obligations totaling $3.6 million to GEL relating to the GEL Arbitration and the GEL Letter Agreement. In exchange for such payments, LE agreed to assume $3.7 million of LEH’s existing indebtedness pursuant to the Debt Assumption Agreement, entered on November 14, 2017 and made effective September 18, 2017, by and among LE, LEH and John Kissick. Debt held by John Kissick, including the debt associated with the Debt Assumption Agreement, is reported in this Annual Report as the Notre Dame Debt (defined below) and is reflected in long-term debt less unamortized debt issue costs, current portion in our consolidated balance sheets, as it is currently in default. (See “Note (11) Long-Term Debt, Net” for further discussion related to the Notre Dame Debt.)

Financial Statements Impact.

Consolidated Balance Sheets. Accounts receivable, related party from LEH associated with the Jet Fuel Sales Agreement were $0 and $0.7 million at December 31, 2018 and 2017, respectively. Accounts payable, related party to LMT associated with the Dock Tolling Agreement were $1.5 million and $1.0 million at December 31, 2018 and 2017, respectively.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Long-term debt, related party associated with the BDPL Loan Agreement, the March Ingleside Note, and the March Carroll Note as of the dates indicated was as follows:

	December 31,
	2018	2017
	(in thousands)

LEH	$4,611	$4,000
Ingleside	1,283	1,169
Jonathan Carroll	1,147	439

	7,041	5,608

Less: Long-term debt, related party, current portion	(7,041)	(4,000)

	$-	$1,608

Accrued interest associated with the BDPL Loan Agreement was $1.5 million and $0.9 million at December 31, 2018 and 2017, respectively. Interest on the March Ingleside Note and the March Carroll Note is compounded and reported as part of the outstanding balance.

Consolidated Statements of Operations. Revenue from related parties was as follows:

	Twelve Months Ended December 31,
	2018		2017
	(in thousands, except percent amounts)
Refinery operations
LEH	$98,571	28.9%	$81,094	31.3%
Other customers	238,467	70.0%	174,453	67.5%
Tolling and terminaling
LEH	-	0.0%	675	0.3%
Other customers	3,723	1.1%	2,227	0.9%

	$340,761	100.0%	$258,449	100.0%

Fees associated with the Dock Tolling Agreement with LMT totaled $0.6 million for both the twelve months ended December 31, 2018 and 2017. Lease payments under the office sub-lease agreement with LEH totaled $0.03 million and $0.2 million for the twelve months ended December 31, 2018 and 2017, respectively.

The LEH operating fee for the twelve months ended December 31, 2018 totaled $0.6 million compared to $0.8 million, a decrease of $0.2 million, or 25%, compared to the same twelve-month period a year earlier. The decrease in the LEH operating fee was due to the fee restructure under the Amended and Restated Operating Agreement in April 2017.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Interest expense associated with the BDPL Loan Agreement, the Amended and Restated Guaranty Fee Agreements, and the related-party promissory notes (the June LEH Note, the March Ingleside Note, and the March Carroll Note) for the periods indicated was as follows:

	Twelve Months Ended December 31,
	2018	2017
	(in thousands)
Jonathan Carroll	$700	$685
LEH	648	706
Ingleside	97	92

	$1,445	$1,483

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	December 31,
	2018	2017
	(in thousands)

Unearned revenue	$434	$450
Board of director fees payable	273	207
Other payable	265	116
Easement payable	223	-
Accrued rent	111	-
Customer deposits	109	109
Insurance	61	68
Property taxes	48	131
Excise and income taxes payable	47	79

	$1,571	$1,160

(11)	Long-Term Debt, Net

USDA Guaranteed Loans. Certain of our long-term debt is guaranteed by the United States Department of Agriculture (the “USDA”). The USDA, acting through its agencies, administers a federal rural credit program that makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes. Each USDA guarantee is a full faith and credit obligation of the United States with the USDA guaranteeing up to 100% of the principal amount of guaranteed loans. The lender on each USDA guaranteed loan is required by regulation to retain the unguaranteed portion of the guaranteed loan, to service the entire underlying guaranteed loan, including the USDA-guaranteed portion and the unguaranteed portion, and to remain mortgage and/or secured party of record. The USDA-guaranteed portion and the unguaranteed portion of the loan are to be secured by the same collateral with equal lien priority. The USDA-guaranteed portion of a loan cannot be paid later than, or in any way be subordinated to, the related unguaranteed portion. During 2015, LE and LRM obtained loans each with a USDA guarantee of 100% through Sovereign as lender (now Veritex, as successor in interest to Sovereign by merger) in the aggregate amount of $35.0 million. The LE $25.0 million USDA-guaranteed loan is referenced herein as the “First Term Loan Due 2034”. The LRM $10.0 million USDA-guaranteed loan is referenced herein as the “Second Term Loan Due 2034”.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Amended and Restated Guaranty Fee Agreements. As a condition of the First Term Loan Due 2034 and Second Term Loan Due 2034, Jonathan Carroll was required to provide a guarantee for repayment of funds borrowed and interest accrued under the USDA-guaranteed loans. LEH, LRM and Blue Dolphin also cross-guaranteed the First Term Loan Due 2034 and Second Term Loan Due 2034. (See “Note (9) Related-Party Transactions” for additional disclosures related to LEH, Jonathan Carroll, and the Amended and Restated Guaranty Fee Agreements.) Guaranty fees earned by Jonathan Carroll for the periods indicated were as follows:

	Twelve Months Ended December 31,
	2018	2017
	(in thousands)
First Term Loan Due 2034	$456	$471
Second Term Loan Due 2034	188	192

	$644	$663

Defaults in USDA-Guaranteed Loan Agreements. As described elsewhere in this Annual Report, Veritex notified LE and LRM that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and the Second Term Loan Due 2034. In addition to existing events of default related to the Final Arbitration Award, at December 31, 2018, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt-to-net worth ratio financial covenants related to the First Term Loan Due 2034 and Second Term Loan 2034. LE also failed to replenish a payment reserve account as required under the First Term Loan Due 2034. The occurrence of events of default under the First Term Loan Due 2034 and Second Term Loan Due 2034 permits Veritex to declare the amounts owed under the First Term Loan Due 2034 and Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE and LRM’s obligations under the loan agreements, and/or exercise any other rights and remedies available. Veritex has not accelerated or called due the First Term Loan Due 2034 and Second Term Loan Due 2034 considering the Settlement Agreement, which Veritex must ultimately approve. Instead, Veritex has expressly reserved all its rights, privileges and remedies related to events of default under the First Term Loan Due 2034 and Second Term Loan Due 2034 and informed LE and LRM that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Additionally, Veritex must ultimately approve the Settlement. Any exercise by Veritex of its rights and remedies under the First Term Loan Due 2034 and Second Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations and would likely require Blue Dolphin to seek protection under bankruptcy laws. (See “Note (1) Organization – “Going Concern” and “ – Operating Risks” for additional disclosures related to the First Term Loan Due 2034 and Second Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

Long-Term Debt, Net Outstanding Balances. Long-term debt, net represents the outstanding principal of long-term debt less associated debt issue costs. [See “Note (9) Related-Party Transactions” for additional disclosures with respect to related-party long-term debt.] As described within this “Note (11”) Long-Term Debt, Net,” certain of our long-term debt is currently in default. Long-term debt, net as of the dates indicated consisted of the following:

	December 31,
	2018	2017
	(in thousands)
First Term Loan Due 2034 (in default)	$22,550	$23,199
Second Term Loan Due 2034 (in default)	9,300	9,502
Notre Dame Debt (in default)	4,978	4,978
Capital leases	41	-
	$36,869	$37,679

Less: Current portion of long-term debt, net	(34,863)	(35,544)

Less: Unamortized debt issue costs	(2,006)	(2,135)

	$-	$-

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Unamortized debt issue costs, which relate to secured loan agreements with Veritex, as of the dates indicated consisted of the following:

	December 31,
	2018	2017
	(in thousands)

First Term Loan Due 2034 (in default)	$1,674	$1,674
Second Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(436)	(307)

	$2,006	$2,135

Amortization expense was $0.1 million for both the twelve months ended December 31, 2018 and 2017.

Accrued interest associated with long-term debt, net is reflected as interest payable, in default and interest payable, related party, in default in our consolidated balance sheets. Accrued interest as of the dates indicated consisted of the following:

	December 31,
	2018	2017
	(in thousands)

Notre Dame Debt (in default)	$2,843	$2,046
BDPL Loan Agreement (related party, in default)	1,534	892
Second Term Loan Due 2034 (in default)	53	49
First Term Loan Due 2034 (in default)	43	40

	4,473	3,027

Less: Interest payable, current portion	(4,473)	(3,027)

Long-term interest payable, net of current portion	$-	$-

At December 31, 2018, our expected future debt payments are presented as current due to defaults under the loan agreements:

Years Ending December 31,
(in thousands)
	Principal	Debt Issue Costs	Total

2019	$43,910	$(2,006)	$41,904
2020	-	-	-
2021	-	-	-
2022	-	-	-
2023	-	-	-
Subsequent to 2023	-	-	-
	$43,910	$(2,006)	$41,904

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

First Term Loan Due 2034 (In Default). Key terms of the First Term Loan Due 2034 are as follow:

Principal Amount:	$25.0 million
Maturity Date:	June 2034
Principal and Interest Payment:	$0.2 million monthly
Interest Rate:	Wall Street Journal Prime Rate plus 2.75%

A portion of the proceeds of the First Term Loan Due 2034 were used to refinance approximately $8.5 million of debt owed under a previous debt facility with American First National Bank. Remaining proceeds are being used primarily to construct new petroleum storage tanks at the Nixon Facility. The First Term Loan Due 2034, which is 100% USDA-guaranteed, is secured by: (i) a first lien on the Nixon Facility’s business assets (excluding accounts receivable and inventory), (ii) assignment of all Nixon Facility contracts, permits, and licenses, (iii) absolute assignment of Nixon Facility rents and leases, including tank rental income, (iv) a payment reserve account held by Veritex, and (v) a pledge of $5.0 million of a life insurance policy on Jonathan Carroll. The First Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for bank facilities of this type.

Pursuant to a construction rider in the First Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

Second Term Loan Due 2034 (In Default). Key terms of the Second Term Loan Due 2034 are as follow:

Principal Amount:	$10.0 million
Maturity Date:	December 2034
Principal and Interest Payment:	$0.1 million monthly
Interest Rate:	Wall Street Journal Prime Rate plus 2.75%

A portion of the proceeds of the Second Term Loan Due 2034 were used to refinance a previous bridge loan from Veritex in the amount of $3.0 million, the funds of which were used to purchase idle refinery equipment for refurbishment and use at the Nixon Facility. Remaining proceeds are being used primarily to construct additional new petroleum storage tanks at the Nixon Facility. The Second Term Loan Due 2034, which is 100% USDA-guaranteed, is secured by: (i) a second priority lien on the rights of LE in the crude distillation tower and the other collateral of LE pursuant to a security agreement; (ii) a first priority lien on the real property interests of LRM; (iii) a first priority lien on all of LRM’s fixtures, furniture, machinery and equipment; (iv) a first priority lien on all of LRM’s contractual rights, general intangibles and instruments, except with respect to LRM’s rights in its leases of certain specified tanks, with respect to which Veritex has a second priority lien in such leases subordinate to a prior lien granted by LRM to Veritex to secure obligations of LRM under a term loan that matured in 2017; and (v) all other collateral as described in the security documents. The Second Term Loan Due 2034 contains representations and warranties, affirmative, restrictive, and financial covenants, as well as events of default which are customary for bank facilities of this type.

Pursuant to a construction rider in the Second Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets.

Notre Dame Debt (In Default). LE entered a loan with Notre Dame Investors, Inc. as evidenced by a promissory note that is currently held by John Kissick (the “Notre Dame Debt”). Key terms of the Notre Dame Debt are as follow:

Original Principal Amount:	$8.0 million
Additional Principal:	$3.7 million
Maturity Date:	January 2018
Principal and Interest Payment:	None; payment rights subordinated to senior lender
Default Interest Rate:	16.00%

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Pursuant to a Sixth Amendment to the Notre Dame Debt, entered on November 14, 2017 and made effective September 18, 2017, the Notre Dame Debt was amended to increase the principal amount by $3.7 million (the “Additional Principal”). The Additional Principal was used to make payments to GEL to reduce the balance of the Final Arbitration Award in the amount of $3.6 million in accordance with the GEL Letter Agreement. Pursuant to a Subordination Agreement dated June 2015, the holder of the Notre Dame Debt agreed to subordinate its right to payments, as well as any security interest and liens on the Nixon Facility’s business assets, in favor of Veritex as holder of the First Term Loan Due 2034. To date, no payments have been made to Notre Dame Investors, Inc. under the Notre Dame Debt.

The Notre Dame Debt is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the crude distillation tower and general assets of LE.  There are no financial maintenance covenants associated with the Notre Dame Debt.

Capital Leases. Capital leases relate to equipment used at the Nixon Facility as follow:

●
Boiler Equipment Lease. In 2014, LRM entered a 36-month build-to-suit capital lease for the purchase two new boilers for the Nixon Facility. One of the boilers was placed in service during the second quarter of 2017. The other boiler remains in construction in progress. The lease was paid off in the first quarter of 2018.

●
Crane Lease. In January 2018, LE entered a 24-month capital lease for the purchase of a 20-ton crane for use at the Nixon Facility. The lease requires a negligible monthly payment and matures in January 2020.

A summary of equipment held under long-term capital leases as of the dates indicated follows:

	December 31,
	2018	2017
	(in thousands)

Boiler equipment	$-	$539
Crane	94	-
Less: accumulated depreciation	(14)	(21)

	$80	$518

Years Ending December 31,
(in thousands)	Total

2019	$41
2020	-
2021	-
2022	-
2023	-
Subsequent to 2023	-
$41

(12)	Asset Retirement Obligations

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
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

Changes to our ARO liability for the periods indicated were as follows:

	December 31,
	2018	2017
	(in thousands)

Asset retirement obligations, at the beginning of the period	$2,315	$2,028
Accretion expense	265	287
	2,580	2,315
Less: asset retirement obligations, current portion	(2,580)	(2,315)

Long-term asset retirement obligations, at the end of the period	$-	$-

BDPL’s Blue Dolphin Pipeline has been inactive since September 2012. Due to the length of inactivity, BDPL is required by the Bureau of Safety and Environmental Enforcement (“BSEE”) to: (i) flush and fill the Blue Dolphin Pipeline, (ii) abandon-in-place a portion of the Blue Dolphin Pipeline’s 20” segment and certain smaller diameter connecting lateral lines that reside offshore in federal waters and (iii) remove from federal waters the GA-288C anchor platform. In April 2016, BDPL submitted decommissioning permit applications to BSEE for three (3) pipeline segments – Segments #13101, #9428, and #15635 – and the GA-288C anchor platform. In June 2016, BDPL also submitted a decommissioning permit application to the U.S. Army Corps of Engineers for abandonment of Segment #9428. The permit applications were granted by BSEE at varying dates between August 2016 and April 2017. Work must typically be completed within 120 days from the date of permit approval. Abandonment timing primarily depends on resource availability and weather conditions in the Gulf of Mexico. Management anticipates performing abandonment work during 2019. Weather conditions in the Gulf of Mexico during the winter months is typically not conducive to abandonment operations. As of the date of this Annual Report, decommissioning work has not yet been completed.

(13)	Impairment

For the years ended December 31, 2018 and 2017, we recorded impairment expense of $0 and $0.3 million, respectively. The impairment expense for the year ended December 31, 2017 related to trade name. At the time of the 2012 reverse acquisition, our trade name valuation was tied to pipeline transportation and exploration and production revenue and assumed, under the relief-from-royalty approach, a growth rate of 2.2% annually. Although growth in these operations did not materialize for economic reasons, management believed there was value associated with Blue Dolphin’s listing as a publicly-traded company. Given the decline in the price per share of our common stock following the Final Arbitration Award, we fully impaired the trade name asset. Trade name is not associated with, nor is it material to, our refinery operations business segment.

(14)	Treasury Stock

At December 31, 2018 and 2017, we had 0 shares of treasury stock. In May 2017, we issued 150,000 shares of treasury stock to Jonathan Carroll as payment for amounts due under the March Carroll Note. The issuance price of the treasury stock issued to Mr. Carroll was $2.48 per share, which represents the preceding 30-day average closing price of the Common Stock, in accordance with the Amended and Restated Guaranty Fee Agreements. The shares of treasury stock issued to Mr. Carroll are restricted per applicable securities holding periods for affiliates. (See “Note (9) Related-Party Transactions” and “Note (11) Long-Term Debt, Net – Amended and Restated Guaranty Fee Agreements” for additional disclosures related to Jonathan Carroll and the Amended and Restated Guaranty Fee Agreements.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

(15)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor. At December 31, 2018 and 2017, we had cash balances (including restricted cash) of more than the FDIC insurance limit per depositor in the amount of $1.2 million and $1.6 million, respectively.

Key Supplier.

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We currently have in place a month-to-month evergreen crude supply contract with a major integrated oil and gas company. This supplier currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect the supplier to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including as net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances. Therefore, we believe that our accounts receivable credit risk exposure is limited.

For the twelve months ended December 31, 2018, we had 4 customers that accounted for approximately 91% of our refined petroleum product sales. LEH was 1 of these 4 significant customers and accounted for approximately 29% of our refined petroleum product sales.  At December 31, 2018, these 4 customers represented approximately $0.1 million in accounts receivable.  LEH represented approximately $0 in accounts receivable. LEH purchases our jet fuel and resells the jet fuel to a government agency. LEH bids for jet fuel contracts are evaluated under preferential pricing terms due to its HUBZone certification. (See “Note (9) Related-Party Transactions,” “Note (11) Long-Term Debt, Net,” and “Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

For the twelve months ended December 31, 2017, we had 3 customers that accounted for approximately 70% of our refined petroleum product sales. LEH was 1 of these 3 significant customers and accounted for approximately 33% of our refined petroleum product sales.  At December 31, 2017, these 3 customers represented approximately $1.3 million in accounts receivable.  LEH represented approximately $0.7 in accounts receivable.

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we occasionally sell low-sulfur diesel to customers that export to Mexico. Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Twelve Months Ended December 31,
	2018		2017
	(in thousands)

LPG mix	$3	0.0%	$123	0.0%
Naphtha	82,982	24.6%	60,408	23.6%
Jet fuel	98,570	29.2%	81,094	31.7%
HOBM	80,979	24.1%	54,851	21.5%
AGO	74,504	22.1%	59,071	23.2%

	$337,038	100.0%	$255,547	100.0%

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

(16)	Leases

BDSC leases our principal office space in Houston, Texas under a 2006 lease agreement. Effective January 1, 2018, BDSC entered an amended lease agreement (the “Lease Amendment”) that extended the lease period by sixty-eight (68) months expiring on August 31, 2023. Under the Lease Amendment, our base rent for 7,675 square feet is approximately $0.02 million per month. LEH subleases approximately 82% of this leased office space [see “Note (9) Related-Party Transactions” related to the LEH office sub-lease agreement].   The Lease Amendment includes an allowance for lessee improvements, rent abatements, and a five-year renewal option. For the twelve months ended December 31, 2018 and 2017, rent expense totaled $0.2 million.

At December 31, 2018, future minimum lease commitments that are non-cancelable under the Lease Amendment are as follow:

Years Ending December 31,
(in thousands)
2019	$190
2020	230
2021	233
2022	237
2023	161

$1,051

(17)	Income Taxes

The Tax Cuts and Jobs Act was signed into law in December 2017. The principal element of the Tax Cuts and Jobs Act relevant to our financial statements is a reduction in the U.S. federal corporate tax rate from 34% to 21%, effective January 1, 2018. Other provisions of the Tax Cuts and Jobs Act did not have a significant impact on our financial statements for the twelve months ended December 31, 2018 and 2017.

The provision for income tax benefit (expense) as of the dates indicated consisted of the following:

	December 31,
	2018	2017
	(in thousands)

Current
Federal	$108	$-
State	43	-
Deferred
Impact of change in enacted tax rates	-	(6,654)
Change in valuation allowance	109	6,654
Total provision for income taxes	$260	$-

The state of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin. Although TMT is imposed on an entity’s gross profit rather than on its net income, certain aspects of TMT make it like an income tax. Accordingly, TMT is treated as an income tax for financial reporting purposes. For the twelve months ended December 31, 2018 and 2017, we recognized income relating to state income tax of $0.04 million and $0, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Effective Tax Rate. Our effective tax rate was as follows:

	December 31,
	2018	2017

Expected tax rate	(21.00%)	(34.00%)
Permanent differences	0.00%	0.00%
State tax	(5.10%)	0.00%
Federal tax	(28.10%)	0.00%
Change in valuation allowance	21.00%	34.00%
	(33.2%)	0.00%

In 2018, our effective tax rate differed from the U.S. federal statutory rate primarily due to AMT credits made refundable by the Tax Cuts and Jobs Act. In 2017, our effective tax rate differed from the U.S. federal statutory rate primarily due to re-measuring deferred income taxes at the new statutory tax rate and the related change of the valuation allowance over our deferred tax assets. At the date of enactment of the Tax Cuts and Jobs Act, we re-measured our deferred tax assets and liabilities using a rate of 21%, which is the rate expected to be in place when such deferred assets and liabilities are expected to reverse in the future. The re-measurement was offset by a change in our valuation allowance, resulting in there being no impact on our net deferred tax assets.

Deferred income taxes as of the dates indicated consisted of the following:

	December 31,
	2018	2017
	(in thousands)

Deferred tax assets:
Net operating loss and capital loss carryforwards	$11,260	$9,767
Accrued arbitration award payable	2,850	4,122
Business interest expense	704	-
Start-up costs (crude oil and condensate processing facility)	678	763
Asset retirement obligations liability/deferred revenue	542	495
AMT credit and other	108	217
Total deferred tax assets	16,142	15,365

Deferred tax liabilities:
Basis differences in property and equipment	(5,153)	(4,415)
Total deferred tax liabilities	(5,153)	(4,415)

	10,989	10,950

Valuation allowance	(10,881)	(10,950)

Deferred tax assets, net	$108	$-

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

NOL Carryforwards. Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). For income tax purposes, we experienced ownership changes in 2005, relating to a series of private placements, and in 2012, because of a reverse acquisition, that limit the use of pre-change NOL carryforwards to offset future taxable income. In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards that were generated prior to the ownership change to an annual use limitation of approximately $0.6 million per year. Unused portions of the annual use limitation amount may be used in subsequent years. Because of the annual use limitation, approximately $6.7 million in NOL carryforwards that were generated prior to the 2012 ownership change will expire unused. NOL carryforwards that were generated after the 2012 ownership change and prior to 2018 are not subject to an annual use limitation under IRC Section 382 and may be used for a period of 20 years in addition to available amounts of NOL carryforwards generated prior to the ownership change. NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely.

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2016	$9,614	$23,563	$33,177

Net operating losses	-	6,656	6,656

Balance at December 31, 2017	$9,614	$30,219	$39,833

Net operating losses	-	7,106	7,106

Balance at December 31, 2018	$9,614	$37,325	$46,939

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At December 31, 2018 and 2017, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of December 31, 2018 and 2017.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

(18)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Twelve Months Ended December 31,
	2018	2017
Net loss	$(523)	$(22,328)

Basic and diluted loss per share	$(0.05)	$(2.09)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,935,787	10,689,615

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the twelve months ended December 31, 2018 and 2017 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

(19)	Commitments and Contingencies

Legal Matters.

Final Arbitration Award and Settlement Agreement. See "Part I, Item 3. Legal Proceedings” and “Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” for additional disclosures related to the Final Arbitration Award and the Settlement Agreement.

Veritex Secured Loan Agreement Events of Default. See “Note (1) Organization – Going Concern – Veritex Secured Loan Agreement Events of Default” and “Note (11) Long-Term Debt, Net” for disclosures related to defaults under secured loan agreements.

Other Legal Matters. We are involved in lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens, contract-related disputes, administrative proceedings, and financial assurance (bonding) requirements with regulatory bodies. Management is in discussion with all concerned parties and does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that such discussions will result in a manageable outcome or that we will be able to meet financial assurance (bonding) requirements. If Veritex does not approve the Settlement or exercises its rights and remedies under the secured loan agreements or if the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws.

Amended and Restated Operating Agreement. See “Note (9) Related-Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18
Notes to Consolidated Financial Statements (Continued)

Financing Agreements. See “Note (11) Long-Term Debt, Net” for additional disclosures related to financing agreements.

Guarantees. LEH and Jonathan Carroll provided guarantees on certain Blue Dolphin-related long-term debt. The maximum amount of any guarantee is reduced as payments are made. See “Note (11) Long-Term Debt, Net” for additional disclosures related to guarantees.

Health, Safety and Environmental Matters. Our operations are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum products and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of jet fuel and other products; and the monitoring, reporting and control of air emissions. Our operations also require numerous permits and authorizations under various environmental, health, and safety laws and regulations. Failure to obtain and comply with these permits or environmental, health, or safety laws generally could result in fines, penalties or other sanctions, or a revocation of our permits.

Nixon Facility Expansion. We have made and continue to make capital and efficiency improvements at the Nixon Facility. Therefore, we incurred and will continue to incur capital expenditures related to these improvements, which include, among other things, facility and land improvements and completion of a petroleum storage tank.

Supplemental Pipeline Bonds. In a letter dated March 30, 2018, the Bureau of Ocean Energy Management (“BOEM”) ordered BDPL to provide additional supplemental bonds or acceptable financial assurance of approximately $4.8 million (the “Separate Orders”) within sixty (60) calendar days of receipt of the letter. The Separate Orders relate to five (5) existing pipeline rights-of-way. BOEM issued an INC for each Separate Order dated June 8, 2018 and received by BDPL on June 11, 2018. BOEM asserts that the INCs authorize BOEM to impose financial penalties on BDPL if it does not comply with the Separate Orders within twenty (20) days. BOEM asserts that potential penalties accrue for each day BDPL failed to comply after June 28, 2018.  BDPL appealed the INCs on August 8, 2018. The Interior Board of Land Appeals (the “IBLA”) has granted four extension requests that extend BDPL’s deadline for filing a Statement of Reasons with the IBLA until April 22, 2019. The IBLA’s delay in issuing its order was due to the government shutdown. BDPL’s pending appeal of the INCs does not relieve BDPL of its obligations to provide additional financial assurance in accordance with the Separate Orders, or of BOEM’s authority to impose financial penalties.

BDPL has initiated settlement discussions with BOEM to resolve the Separate Orders and the INCs. There can be no assurance that BOEM will: (i) accept a proposal for a reduced amount of supplemental financial assurance, (ii) not require additional supplemental pipeline bonds related to BDPL’s existing pipeline rights-of-way, and/or (iii) not impose penalties under the INCs. As a result, we are unable to predict the outcome of the Separate Orders, the settlement discussions with BOEM or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2018. As of December 31, 2018 and 2017, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM. If BDPL is required by BOEM to provide significant additional supplemental bonds or acceptable financial assurance or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (historically our principal financial officer) to allow timely decisions regarding required disclosure. Following the resignation of our Chief Financial Officer, our Chief Executive Officer also serves as our principal financial officer. Under the supervision of, and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on our evaluation, our Chief Executive Officer (principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Assessment. Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer and principal financial officer), assessed the effectiveness of our internal controls over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission Framework and SOX Compliance. Relating to such evaluation, management concluded that our internal controls over financial reporting were effective at December 31, 2018.

Changes in Internal Control over Financial Reporting. During the period covered by this Annual Report there have been no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

ITEM 9B.  OTHER INFORMATION

None.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Structure and Management

Blue Dolphin is a Delaware corporation that was formed in 1986. Blue Dolphin is controlled by Lazarus Energy Holdings, LLC (“LEH”). LEH operates and manages all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together, LEH and Jonathan Carroll owned 79.8% of our common stock, par value $0.01 per share (the “Common Stock) at December 31, 2018. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (9) Related-Party Transactions, Note (11) Long-Term Debt, Net and Note (19) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

Board Composition

The amended and restated bylaws of Blue Dolphin provide that the Board shall consist of five members, with the precise number to be determined from time to time by the Board, except that no decrease in the number shall have the effect of shortening the term of an incumbent director. The Board currently has five (5) directors, each serving until the next annual meeting of stockholders to be held by Blue Dolphin. The following sets forth, at April 1, 2019, each director’s name, age, principal occupation and directorships during the past five (5) years, as well as their relevant knowledge and experience that led to their appointment to the Board:

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Jonathan P. Carroll, 57

Blue Dolphin Energy Company
Chairman of the Board (since 2014)
Chief Executive Officer, President,
Assistant Treasurer and Secretary (since 2012)

Lazarus Energy Holdings, LLC (“LEH”)
President and majority owner (since 2006)
Together, LEH and Jonathan Carroll owned 79.8% of our outstanding Common Stock at December 31, 2018.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Ryan A. Bailey, 43

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

Amitav Misra, 41

Arundo Analytics, Inc.
General Manager Americas (since November 2018)
Vice President of Marketing (since 2017)

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

Christopher T. Morris, 57

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Herbert N. Whitney, 78

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

This table shows, as of April 1, 2019, the name and age of each executive officer, as well as their principal occupation during the past five (5) years:

Name	Position	Since	Age

Jonathan P. Carroll	Chief Executive Officer, President, Assistant Treasurer, and Secretary	2014	57

Jonathan P. Carroll was appointed Chairman of the Board of Blue Dolphin in 2014, and he was appointed Chief Executive Officer, President, Assistant Treasurer and Secretary of Blue Dolphin in 2012. He has also served as President of LEH since 2006 and is its majority owner. Together, LEH and Jonathan Carroll owned 79.8% of Blue Dolphin’s Common Stock at December 31, 2018. Before founding LEH, Mr. Carroll was a private investor focused on direct debt and equity investments, primarily in distressed assets. Since 2004, he has served on the Board of Trustees of Salient Fund Group, and has served on the compliance, audit and nominating committees of several of Salient’s private and public closed-end and mutual funds. Mr. Carroll previously served on the Board of Directors of the General Partner of LRR Energy, L.P. (NYSE: LRE) from January 2014 until its merger with Vanguard Natural Resources, LLC in October 2015. He earned a Bachelor of Arts degree in Human Biology and a Bachelor of Arts degree in Economics from Stanford University, and he completed a Directed Reading in Economics at Oxford University.

Mr. Tommy L. Byrd served as our Chief Financial Officer from 2015 to 2018 and as our Interim Chief Financial Officer from 2012 to 2015. He served as our Treasurer and Assistant Secretary from 2012 to 2018. Mr. Byrd resigned effective December 31, 2018.

Family Relationships between Directors and Officers

At March 31, 2019, there were no family relationships between any of our directors or executive officers.

Structure and Meetings of the Board and Board Committees

Board

The Board consists of Messrs. Carroll, Bailey, Misra, Morris and Whitney with Mr. Carroll serving as Chairman. During 2018, the Board met four (4) times. The Board has two standing committees, the Audit Committee and the Compensation Committee. In 2013, the Board formed a Special Committee of the Board to oversee a potential conversion of Blue Dolphin from a Delaware “C” corporation to a Delaware MLP. The Special Committee of the Board was dissolved in March 2018 (see “Master Limited Partnership Conversion Special Committee” below).

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Audit Committee

The Audit Committee consists of Messrs. Morris, Bailey, and Misra with Mr. Morris serving as Chairman. During 2018, the Audit Committee met four (4) times. The Board has affirmatively determined that all members of the Audit Committee are independent, and that Messrs. Morris and Bailey qualify as Audit Committee Financial Experts. The Audit Committee's duties include overseeing financial reporting and internal control functions. The Audit Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).

Compensation Committee

The Compensation Committee consists of Messrs. Morris, Bailey, and Misra with Mr. Morris serving as Chairman. During 2018, the Compensation Committee did not meet. The Board has affirmatively determined that all members of the Compensation Committee are independent. The Compensation Committee’s duties include setting and overseeing our compensation policies, as well as reviewing and recommending to the Board for its approval all compensation for the Chief Executive Officer, other senior executives, and directors. The Compensation Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).

Master Limited Partnership ("MLP") Conversion Special Committee

The MLP Conversion Special Committee was formed by the Board in 2013 to determine the feasibility of optimizing stockholder value by potentially converting Blue Dolphin from a publicly traded “C” corporation to a publicly traded MLP. Due to a shift in market conditions, the MLP Conversion Special Committee was dissolved in March 2018. The MLP Conversion Special Committee did not meet during 2018 and 2017.

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

Corporate Governance

Leadership Structure

Blue Dolphin is led by Jonathan P. Carroll, who has served as Chairman of the Board since 2014 and as our Chief Executive Officer and President since 2012. Having a single leader is commonly utilized by other public companies in the U.S., and we believe it is effective for Blue Dolphin as well. This leadership structure, whereby a single person sets the tone and has primary responsibility for managing our operations, demonstrates to our personnel, customers and stockholders that we are under strong leadership and eliminates the potential for confusion or duplication of efforts. We do not believe that appointing an independent Board chairman, or a permanent lead director, would improve the performance of the Board.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

Code of Ethics and Code of Conduct

In compliance with the Sarbanes-Oxley Act of 2002, the Board adopted a code of ethics policy in 2003 and a code of conduct policy in 2005. The Audit Committee established procedures to enable anyone who has a concern about our conduct, policies, accounting, internal controls over financial reporting, and/or auditing matters to communicate that concern directly to the Chairman of the Audit Committee. The code of ethics and code of conduct policies are available to any stockholder, without charge, upon written request to Blue Dolphin Energy Company, Attention: Audit Committee Chairman, 801 Travis Street, Suite 2100, Houston, Texas 77002. Our code of ethics and code of conduct policies are available on our website (http://www.blue-dolphin-energy.com). Any amendments or waivers to provisions of our code of ethics and code of conduct policies will be incorporated in revised policies as posted on our website. During 2018, there were no substantive amendments to our Code of Ethics and Code of Conduct policies.

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Policy and Procedures

LEH manages and operates all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”). Under the Amended and Restated Operating Agreement, LEH provides us with executive personnel in the capacities of Chief Executive Officer and Chief Financial Officer. All personnel work for and are paid directly by LEH. Blue Dolphin is billed by LEH for such personnel services at cost plus a 5% markup. (See “Part II, Item 8. Financial Statements and Supplementary Data – Note (9) Related-Party Transactions – Amended and Restated Operating Agreement” for additional disclosures related to the Amended and Restated Operating Agreement.

Compensation for Named Executives

Pursuant to the Amended and Restated Operating Agreement, compensation paid to our principal executive officer, principal financial officer, and the most highly compensated executive officers other than the principal executive officer and principal financial officer whose annual salary exceeded $100,000 (collectively, the “Named Executive Officers”) for the periods indicated was as follows:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Total
		(in thousands)
Jonathan P. Carroll	2018	$-	$-
Chief Executive Officer and President	2017	$-	$-
Tommy L. Byrd(1)	2018	$177	$177
Chief Financial Officer	2017	$100	$100

(1)
Mr. Byrd resigned effective December 31, 2018.

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

Outstanding Equity Awards

None.

Director Compensation Policy and Procedures

Although Jonathan Carroll is a director of Blue Dolphin, his services as Chief Executive Officer are provided pursuant to the Amended and Restated Operating Agreement (see above under “Executive Compensation Policy and Procedures.” Therefore, we do not have any directors that are also personnel of Blue Dolphin. The Compensation Committee reviews and recommends to the Board for its approval all compensation for the directors.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Compensation for Non-Employee Directors

The annual retainer payable to non-employee directors serving on the Board is $40,000 per year. Payments are earned in Common Stock and cash on a quarterly rotating basis, as follow:

Fair Market Value	Period Services Rendered	Payment Method

$10,000	January 1 – March 31 (First Quarter)	Common stock
$10,000	April 1 – June 30 (Second Quarter)	Cash
$10,000	July 1 – September 30 (Third Quarter)	Common stock
$10,000	October 1 – December 31 (Fourth Quarter)	Cash

For the first and third quarters, the number of shares of Common Stock to be issued is determined by the closing price of Blue Dolphin’s Common Stock on the last trading day in the respective quarterly period and such closing price is the cost basis for such issuance. The shares of Common Stock are subject to resale restrictions applicable to restricted securities and securities held by affiliates under federal securities laws.

Non-employee directors also earn additional compensation for serving on the Audit Committee. The chairman of the Audit Committee earns an additional $2,500 in cash in each of the second and fourth quarters of the year, for a total of $5,000 annually. Members of the Audit Committee earn an additional $1,250 in cash in each of the second and fourth quarters of the year, for a total of $2,500 annually. During 2018 and 2017, no additional compensation was earned by non-employee directors for serving on the MLP Conversion Special Committee. Non-employee directors serving on the Compensation Committee do not earn any additional compensation. Non-employee directors are reimbursed for reasonable out-of-pocket expenses related to in-person meeting attendance.
Due to consecutive net losses, inadequate working capital, the Final Arbitration Award, and defaults under secured loan agreements, independent, non-employee directors have not been paid the cash portion of their compensation since 2015 and the common stock portion of their compensation following the first quarter 2018 service period. Unpaid cash fees are reflected within accrued expenses and other current liabilities on our consolidated balance sheets. (See “Part II, Item 8. Financial Statements and Supplementary Data, Note (10) Accrued Expenses and Other Current Liabilities” within this Annual Report for additional disclosures related to board of director fees payable.)

Accrued and unpaid compensation that each independent, non-employee director earned for Board and committee service for the periods indicated was as follows:

	Years Ended December 31,
	2018			2017

Name	Cash	Stock(1)(2)	Total	Cash	Stock(1)(2)	Total

Christopher T. Morris	$25,000	$20,000	$45,000	$25,000	$20,000	$45,000
Ryan A. Bailey	22,500	20,000	42,500	22,500	20,000	42,500
Amitav Misra	22,500	20,000	42,500	22,500	20,000	42,500
Herbert N. Whitney	-	-	-	-	-	-

	$70,000	$60,000	$130,000	$70,000	$60,000	$130,000

(1)
At December 31, 2018, Messrs. Morris, Bailey, Misra and Whitney had total restricted awards of Common Stock outstanding of 75,026, 60,676, 66,767 and 9,683, respectively. At December 31, 2017, Messrs. Morris, Bailey, Misra and Whitney had total restricted awards of Common Stock outstanding of 58,359, 44,009, 50,100 and 9,683, respectively.

(2)
   –At March 31, 2018, the grant date market value basis was $0.60 per share.
   –At September 30, 2017, the grant date market value basis was $0.28 per share.
   –At March 31, 2017, the grant date market value basis was $3.50 per share.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below sets forth information at December 31, 2018 with respect to persons or groups known to us to be the beneficial owners of more than five percent (5%) of our common stock. Unless otherwise indicated, each named party has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Lazarus Energy Holdings, LLC	8,426,456	76.8%
	801 Travis Street, Suite 2100
	Houston, Texas 77002

(1)
Based upon 10,975,514 shares of Common Stock issued and outstanding at December 31, 2018.

Security Ownership of Management

The table below sets forth information at December 31, 2018 with respect to: (i) directors, (ii) executive officers and (iii) directors and executive officers as a group beneficially owning our common stock. Unless otherwise indicated, each of the following persons has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Jonathan P. Carroll(2)	8,763,300	79.8%
Common Stock	Christopher T. Morris	75,026	*
Common Stock	Amitav Misra	66,767	*
Common Stock	Ryan A. Bailey	60,676	*
Common Stock	Herbert N. Whitney	9,683	---
Common Stock	Tommy L. Byrd	---	---

Directors/Nominees and Executive Officers as a Group (6 Persons)		8,975,452	81.8%

(1)
Based upon 10,975,514 shares of Common Stock issued and outstanding at December 31, 2018. At December 31, 2018, there were no options outstanding, no options exercisable or no shares of common stock reserved for issuance under the 2000 Stock Incentive Plan.

(2)
Includes 8,426,456 shares issued to Lazarus Energy Holdings, LLC (“LEH”). Mr. Carroll and his affiliates have an approximate 60% ownership interest in LEH.

* Less than 1%.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who own more than ten percent (10%) of our Common Stock to file reports of stock ownership and changes in ownership with the SEC and to furnish us with copies of all such reports as filed. Based solely on a review of the copies of the Section 16(a) reports furnished to us, we are unaware of any late filings made during the twelve months ended December 31, 2018 and 2017.

Equity Compensation Plan Information

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

See “Part II, Item 8. Financial Statements and Supplementary Data – Note (9) Related-Party Transactions” for disclosures related to relationships we have with related parties.

Director Independence

The Board has affirmatively determined that each of its members, except for Messrs. Carroll and Whitney, are independent and have no material relationship with us (either directly or indirectly or as a stockholder or officer of an organization that has a relationship with us), and that all members of the Audit and Compensation Committees are independent, pursuant to OTCQX and SEC rules. Mr. Whitney currently serves as a consultant to LEH.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to UHY by us for the periods indicated were as follow:

	Years Ended December 31,
	2018	2017
	(in thousands)
Audit fees	$138	$268
Audit-related fees	-	-
Tax fees	-	-
	$138	$268

Audit fees for 2018 and 2017 related to the audit of our consolidated financial statements and the review of our quarterly reports that are filed with the SEC. The amount of audit fees paid during 2017 includes a portion of amounts paid during 2017 for services rendered during 2016. The Audit Committee pre-approves, on an annual basis, all audit services provided to us by our registered public accounting firm. Such approval is in the form of an engagement letter. Non-audit services must also be pre-approved by the Audit Committee prior to engagement of such services.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

10.1*	Blue Dolphin 2000 Stock Incentive Plan (incorporated by reference to Appendix 1 filed with Blue Dolphin’s Proxy Statement on Form DEF 14A on April 20, 2000, Commission File No. 000-15905)

10.2*
First Amendment to the Blue Dolphin 2000 Stock Incentive Plan (incorporated by reference to Appendix B filed with Blue Dolphin’s Proxy Statement on Form DEF 14A on April 16, 2003, Commission File No. 000-15905)

10.3*
Second Amendment to the Blue Dolphin 2000 Stock Incentive Plan (incorporated by reference to Appendix A filed with Blue Dolphin’s Proxy Statement on Form DEF 14A on April 27, 2006, Commission File No. 000-15905)

10.4*
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

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

10.75	Second Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated November 28, 2017

10.76	Third Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated December 27, 2017

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

10.77
Fourth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated February 1, 2018 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on May 15, 2018, Commission File No. 000-15905)

10.78
Fifth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated February 28, 2018 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on May 15, 2018, Commission File No. 000-15905)

10.79
Debt Assumption Agreement by and among Lazarus Energy Holdings, LLC, Lazarus Energy, LLC, and John H. Kissick dated effective September 18, 2017 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 10-Q on November 16, 2017, Commission File No. 000-15905)

10.80
Sixth Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of September 18, 2017 (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-Q on November 16, 2017, Commission File No. 000-15905)

10.81
Sixth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated March 26, 2018 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 10-Q on May 15, 2018, Commission File No. 000-15905)

10.82
Seventh Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated April 27, 2018 (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-Q on May 15, 2018, Commission File No. 000-15905)

10.83
Eighth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated May 23, 2018 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on November 14, 2018, Commission File No. 000-15905)

10.84
Ninth Amendment to Letter Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, and Jonathan Carroll dated June 29, 2018 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on November 14, 2018, Commission File No. 000-15905)

10.85
Settlement Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, Nixon Product Storage, LLC, Carroll & Company Financial Holdings, L.P. and Jonathan Carroll dated July 20, 2018 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on July 25, 2018, Commission File No. 000-15905)

10.86
First Amendment to Settlement Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, Nixon Product Storage, LLC, Carroll & Company Financial Holdings, L.P. and Jonathan Carroll dated October 17, 2018 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on November 14, 2018, Commission File No. 000-15905)

10.87
Second Amendment to Settlement Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, Nixon Product Storage, LLC, Carroll & Company Financial Holdings, L.P. and Jonathan Carroll dated November 15, 2018 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on November 23, 2018, Commission File No. 000-15905)

10.88
Third Amendment to Settlement Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, Nixon Product Storage, LLC, Carroll & Company Financial Holdings, L.P. and Jonathan Carroll dated December 19, 2018 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on December 21, 2018, Commission File No. 000-15905)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

10.89
Fourth Amendment to Settlement Agreement between GEL Tex Marketing, LLC, Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, Nixon Product Storage, LLC, Carroll & Company Financial Holdings, L.P. and Jonathan Carroll dated March 21, 2019 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on December 21, 2018, Commission File No. 000-15905)

14.1
Code of Ethics applicable to the Chairman, Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 14.1 filed with Blue Dolphin’s Form 10-KSB on March 25, 2005, Commission File No. 000-15905)

21.1**	List of Subsidiaries of Blue Dolphin

23.1**	Consent of UHY LLP

31.1**	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1
Amended and Restated Audit Committee Charter adopted by the Board of Directors of Blue Dolphin on November 4, 2015 (incorporated by reference to Appendix A filed with Blue Dolphin’s Proxy Statement on Form DEF 14A on November 18, 2015, Commission File No. 000-15905)

99.2
Amended and Restated Audit Committee Charter as reviewed by the Board of Directors of Blue Dolphin on November 15, 2018 (incorporated by reference to Appendix A filed with Blue Dolphin’s Proxy Statement on Form DEF 14A on November 15, 2018, Commission File No. 000-15905)

99.3
Compensation Committee Charter adopted by the Board of Directors of Blue Dolphin on November 4, 2015 (incorporated by reference to Appendix B filed with Blue Dolphin’s Proxy Statement on Form DEF 14A on November 18, 2015, Commission File No. 000-15905)

99.4
Compensation Committee Charter as reviewed by the Board of Directors of Blue Dolphin on November 15, 2018 (incorporated by reference to Appendix B filed with Blue Dolphin’s Proxy Statement on Form DEF 14A on November 15, 2018, Commission File No. 000-15905)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document
_______________

*    Management Compensation Plan
**  Filed herewith

BLUE DOLPHIN ENERGY COMPANY	FORM 10-K 12/31/18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

April 1, 2019	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN P. CARROLL
Jonathan P. Carroll	Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	April 1, 2019

/s/ RYAN A. BAILEY
Ryan A. Bailey	Director	April 1, 2019

/s/ AMITAV MISRA
Amitav Misra	Director	April 1, 2019

/s/ CHRISTOPHER T. MORRIS
Christopher T. Morris	Director	April 1, 2019

/s/ HERBERT N. WHITNEY	Director	April 1, 2019
Herbert N. Whitney