Form 10-Q
period 2019-03-31
BLUE DOLPHIN ENERGY CO
filed 2019-05-16
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of May 16, 2019: 10,975,514

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value	BDCO	OTCQX

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

INTRODUCTION

This Quarterly Report for the period ended March 31, 2019 (this “Quarterly Report”) is a document that U.S. public companies file with the Securities and Exchange Commission (“SEC”) every year. Part I, Item 1. of the Quarterly Report contains financial information, including consolidated financial statements and related notes. Part I, Item 2. of this Quarterly Report provides management’s discussion and analysis of our financial condition and results of operations. We hope investors will find it useful to have this information in a single document.

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

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report explain some of the important factors that may cause actual results to be materially different from those that we anticipate.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

GLOSSARY OF SELECTED ENERGY, FINANCIAL, AND OTHER TERMS

Below are abbreviations and definitions of certain commonly used oil and gas industry terms, as well as key financial performance measures used by management, that are used in this Quarterly Report.

Regarding financial terms, management uses U.S. generally accepted accounting principles (“GAAP”) and certain non-GAAP performance measures to assess our results of operations. Certain performance measures used by management to assess our operating results and the effectiveness of our business segment are considered non-GAAP performance measures. These performance measures may differ from similar calculations used by other companies within the petroleum industry, thereby limiting their usefulness as a comparative measure. We refer to certain refinery throughput and production data in the explanation of our period-over-period changes in results of operations. For our consolidated results, we refer to our consolidated statements of operations in the explanation of our period-over-period changes in results of operations.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2019	2018

	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29	$14
Restricted cash	49	49
Accounts receivable, net	1,118	379
Accounts receivable, related party	482	-
Prepaid expenses and other current assets	876	1,786
Deposits	194	194
Inventory	1,843	1,510
Refundable federal income tax	166	108
Total current assets	4,757	4,040

LONG-TERM ASSETS
Total property and equipment, net	64,256	64,697
Operating lease right-of-use assets	754	-
Restricted cash, noncurrent	1,602	1,602
Surety bonds	230	230
Deferred tax assets, net	50	108
Total long-term assets	66,892	66,637

TOTAL ASSETS	$71,649	$70,677

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion, in default	$34,645	$34,863
Long-term debt, related party, current portion, in default	7,459	7,041
Interest payable, in default	3,324	2,939
Interest payable, related party, in default	1,694	1,534
Accounts payable	2,309	2,719
Accounts payable, related party	1,680	1,529
Current portion of long-term operating leases	164	-
Asset retirement obligations, current portion	2,580	2,580
Accrued expenses and other current liabilities	1,948	1,571
Accrued arbitration award payable	19,628	21,128
Total current liabilities	75,431	75,904

LONG-TERM LIABILITIES
Long-term operating leases, net of current portion	698	-
Total long-term liabilities	698	-

TOTAL LIABILITIES	76,129	75,904

Commitments and contingencies (Note 17)

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,975,514
shares issued at both March 31, 2019 and December 31, 2018)	110	110
Additional paid-in capital	36,936	36,936
Accumulated deficit	(41,526)	(42,273)
TOTAL STOCKHOLDERS' DEFICIT	(4,480)	(5,227)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,649	$70,677

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$67,858	$71,512
Tolling and terminaling	1,069	734
Total revenue from operations	68,927	72,246

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	63,187	68,086
Other conversion costs	2,329	2,406
Total cost of goods sold	65,516	70,492

Gross Profit	3,411	1,754

COST OF OPERATIONS
Management fee	150	154
Other operating expenses	57	44
General and administrative expenses	670	660
Depreciation and amortization	590	455
Accretion of asset retirement obligations	-	66
Total cost of operations	1,467	1,379

Income from operations	1,944	375

OTHER INCOME (EXPENSE)
Easement, interest and other income	-	1
Interest and other expense	(1,197)	(744)
Total other income (expense)	(1,197)	(743)

Income (loss) before income taxes	747	(368)

Income tax benefit	-	217

Net income (loss)	$747	$(151)

Income (loss) per common share:
Basic	$0.07	$(0.01)
Diluted	$0.07	$(0.01)

Weighted average number of common shares outstanding:
Basic	10,975,514	10,925,513
Diluted	10,975,514	10,925,513

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$747	$(151)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	590	455
Deferred income tax	-	(217)
Amortization of debt issue costs	32	32
Accretion of asset retirement obligations	-	66
Changes in operating assets and liabilities
Accounts receivable	(739)	818
Accounts receivable, related party	(482)	307
Prepaid expenses and other current assets	910	(223)
Deposits and other assets	-	(16)
Inventory	(333)	766
Accrued arbitration award	(1,500)	(1,500)
Accounts payable, accrued expenses and other liabilities	593	312
Accounts payable, related party	151	152
Net cash provided by (used in) operating activities	(31)	801

INVESTING ACTIVITIES
Capital expenditures	(123)	(540)
Net cash used in investing activities	(123)	(540)

FINANCING ACTIVITIES
Payments on debt	(250)	(240)
Net activity on related-party debt	419	217
Net cash provided by (used in) financing activities	169	(23)

Net change in cash, cash equivalents, and restricted cash	15	238

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,665	2,146
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,680	$2,384

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable and capital leases	$-	$82
Financing of guaranty fees via long-term debt, related party	$158	$163
Interest paid	$361	$558
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

Notes to Consolidated Financial Statements

(1)	Organization

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

Structure and Management. Blue Dolphin is controlled by Lazarus Energy Holdings, LLC (“LEH”). LEH operates and manages all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together, LEH and Jonathan Carroll owned 79.8% of our common stock, par value $0.01 per share (the “Common Stock”) at March 31, 2019. (See “Note (9) Related-Party Transactions,” “Note (11) Long-Term Debt, Net” and “Note (17) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

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

See “Part I, Item 1. Business” and “Part I, Item 2. Properties” in our Annual Report for additional information regarding our operating subsidiaries, principal facilities, and assets.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

Going Concern. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

●
Final Arbitration Award and Settlement Agreement – As previously disclosed, LE was involved in arbitration proceedings (the “GEL Arbitration”) with GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL and dated August 12, 2011. On August 11, 2017, the arbitrator delivered the Final Arbitration Award. The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of $31.3 million. After the initial $3.7 million payment to GEL in September 2017, LE has made payments to GEL of $0.5 million per month. As of the date of this Quarterly Report, LE has paid $11.7 million to GEL towards reducing the outstanding balance of the Final Arbitration Award.

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

LE, NPS, and Blue Dolphin, together with LEH, Carroll & Company Financial Holdings, L.P. (“C&C”), and Jonathan Carroll (collectively referred to herein as the “Lazarus Parties”), entered into that certain Settlement Agreement with GEL, dated as of July 20, 2018 (as may be further amended, restated, supplemented or otherwise modified from time to time, the “Settlement Agreement”), whereby GEL and the Lazarus Parties agreed to mutually release all claims against each other and to file a stipulation of dismissal with prejudice in connection with the GEL Arbitration (the “Settlement”), subject to the terms and conditions set forth in the Settlement Agreement. The Settlement is conditioned upon payment by the Lazarus Parties to GEL of $10.0 million in cash (the “Settlement Payment”). Until either the Settlement Payment is made or the Settlement Agreement is terminated, the Lazarus Parties must pay GEL $0.5 million in cash at the end of each calendar month (the “Interim Payments”). The Interim Payments will not be applied to reduce the amount of the Settlement Payment, but such payments will reduce the Final Arbitration Award. At the time of the Settlement, the difference between the Settlement Payment and the amount we have accrued on our consolidated balance sheet for arbitration award payable will be recognized as a gain on our consolidated statement of operations. At March 31, 2019 and December 31, 2018, accrued arbitration award payable on our consolidated balance sheet was $19.6 million and $21.1 million, respectively.

The Settlement Agreement restricts the Lazarus Parties from taking certain actions without the prior written consent of GEL, including: (i) the incurrence of any debt not specifically excepted in the Settlement Agreement, (ii) the establishment of any liens not specifically excepted in the Settlement Agreement, (iii) the disposition of any assets other than certain ordinary course sales to unaffiliated third parties, payments to unaffiliated third-party trade creditors and scheduled debt payments, (iv) the entrance into any transactions with affiliates not specifically excepted in the Settlement Agreement, (v) the failure to pay debts generally as they become due, and (vi) the entrance into a bankruptcy, reorganization or similar proceeding. A violation of any of the restrictions in the Settlement Agreement or failure of the Lazarus Parties to make Interim Payments as they become due, will constitute an event of default under the Settlement Agreement which, subject to certain cure periods, would allow GEL to terminate the Settlement Agreement and enforce its rights under the Final Arbitration Award.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

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

Unless extended in writing by GEL, the Settlement Agreement will terminate on July 31, 2019 if the Settlement Payment is not made on or before such date, and the Settlement Agreement may be terminated by GEL following the occurrence of an event of default under the Settlement Agreement, as described above. Pursuant to the Settlement Agreement, the parties agreed to terminate the GEL Letter Agreement, and GEL agreed not to take any action to execute or collect on the Final Arbitration Award and to take all action necessary to continue the District Court Action until the earlier of: (i) the date on which the Settlement Payment is paid or (ii) the termination of the Settlement Agreement. On February 1, 2019, GEL filed a proposed order granting a joint motion to continue the District Court Action. (See "Note (18) Subsequent Events" for additional disclosures related to the Settlement Agreement.)

Blue Dolphin can provide no assurance that the conditions necessary to consummation of the Settlement will be met. If certain conditions are not met or the Settlement Agreement is terminated, GEL may seek to enforce the Final Award against the Lazarus Parties, in which case, Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws.

●
Defaults Under Veritex Secured Loan Agreements – LE and LRM each have loans with a 100% USDA guarantee Veritex, as successor in interest to Sovereign Bank by merger, in the original aggregate amount of $35.0 million.

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

Veritex has not accelerated or called due the secured loan agreements considering the Settlement Agreement, which Veritex must ultimately approve. Instead, Veritex has expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2019 and December 31, 2018 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet financial covenants in the secured loan agreements in the future.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

Financial Covenant Defaults. In addition to existing events of default related to the Final Arbitration Award, at March 31, 2019, LE and LRM were in violation of certain financial covenants in secured loan agreements with Veritex. Covenant defaults under the secured loan agreements would permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2019 and December 31, 2018 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet the financial covenants in the future.

Veritex has been working with LE and LRM and continues to be aware and party to all discussions and arrangements with GEL surrounding the executed settlement agreement and all amendments and extensions with GEL. We can provide no assurance that the conditions necessary for consummation of the Settlement will be met. If certain conditions are not met or the Settlement Agreement is terminated, GEL may seek to enforce the Final Arbitration Award against the Lazarus Parties. Further, we can provide no assurance as to whether Veritex, as first lienholder, will approve the Settlement. If Veritex does not approve the Settlement, Veritex may exercise its rights and remedies under the secured loan agreements. In either case: (i) our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations will be materially affected, (ii) Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws, and (iii) the trading prices of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety. (See "Note (18) Subsequent Events" for additional disclosures related to the Veritex secured loan agreements.)

●
Consecutive Quarterly Net Losses and Working Capital Deficits – Despite consecutive quarterly net losses during 2018, we reported net income of $0.7 million, or income of $0.07 per share, for the three months ended March 31, 2019. Comparatively, we reported a net loss of $0.2 million, or a loss of $0.01 per share, for the three months ended March 31, 2018.

At March 31, 2019, we had a working capital deficit of $70.7 million. Excluding the current portion of long-term debt, we had a working capital deficit of $28.6 million at March 31, 2019. At December 31, 2018, we had a working capital deficit of $71.9 million. Excluding the current portion of long-term debt, we had a working capital deficit of $30.0 million at December 31, 2018.

Operating Risks. Successful execution of our business strategy depends on several key factors, including the Settlement with GEL, having adequate working capital, obtaining credit to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon Facility, meeting contractual obligations, and having favorable margins on refined petroleum products. Management believes that it is continuing to take the appropriate steps to improve our operations and financial stability. However, there can be no assurance that our business strategy will be successful, that LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing or meet financial assurance (bonding) requirements on commercially reasonable terms or at all. If Veritex does not approve the Settlement or exercises its rights and remedies under the secured loan agreements or if the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws. (See “Part I, Item 1. Business – Business Strategy” in this Quarterly Report for additional disclosures related to our business plan and initiatives management has taken to date.)

For additional disclosures related to the Final Arbitration Award, the Settlement Agreement, defaults under secured loan agreements, our business strategy, and risk factors that could materially affect our future business, financial condition and results of operations, refer to the following section in this Quarterly Report:

●
Item 1. Financial Statements:
–
Note (9) Related-Party Transactions
–
Note (11) Long-Term Debt, Net
–
Note (17) Commitments and Contingencies – Legal Matters
–
Note (18) Subsequent Events

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

●
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
–
Final Arbitration Award and Settlement Agreement
–
Results of Operations
–
Liquidity and Capital Resources

Refer to the following sections in our Annual Report on Form 10-K for the period ended December 31, 2018 (the “Annual Report”):

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

The consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or for any other period.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on past experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses collectability primarily based on the current aging status of the customer's account, our historical collection experience with the customer, and the customer's financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole.  We had an allowance for doubtful accounts of $0.1 million and $0.1 million at both March 31, 2019 and December 31, 2018.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any net operating loss (“NOL”) carryforwards. When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of March 31, 2019 and December 31, 2018. We expect to recover deferred tax assets related to the Alternative Minimum Tax (“AMT”) credit carryforwards. In addition, we have NOL carryforwards that remain available for future use.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2019 and December 31, 2018, there were no uncertain tax positions for which a reserve or liability was necessary. (See “Note (15) Income Taxes” for further information related to income taxes.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
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

ASUs 2019-01, 2018-20, 2018-11, 2018-10, and 2016-02, Leases (Topic 842). In February 2016, FASB amended its accounting guidance for leases. Subsequently, FASB issued several clarifications and updates. The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than 12 months. While lessor guidance is relatively unchanged, certain amendments were made to confirm with changes made to lessee accounting and the amended revenue recognition guidance. The new guidance continues to classify leases as either finance or operating, with classification affecting the presentation and pattern of expense and income recognition, in the statement of operations. It also requires additional quantitative and qualitative disclosures about leasing arrangements. We adopted the new guidance on January 1, 2019 using the modified retrospective approach, which was applied beginning on the adoption date. Comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods. The adoption did not have a material effect on our consolidated statements of operations or cash flows. On the adoption date we recognized operating lease right-of-use assets, net of pre-existing deferred rent, and operating lease liabilities on our consolidated balance sheet of approximately $0.8 million and $0.9 million, respectively.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

(4)	Revenue and Segment Information

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

Segment Information.

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended March 31,
	2019				2018
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Tolling and	Corporate
	Operations	Terminaling	& Other	Total	Operations	Terminaling	& Other	Total

Net revenues (excluding intercompany fees and sales)	$67,858	$1,069	$-	$68,927	$71,512	$734	$-	$72,246
Intercompany fees and sales	(606)	606	-	-	(671)	671	-	-
Operation costs and expenses(1)	(65,152)	(364)	(57)	(65,573)	(70,151)	(341)	(110)	(70,602)
Segment contribution margin	$2,100	$1,311	$(57)	$3,354	$690	$1,064	$(110)	$1,644
General and administrative expenses	(332)	(43)	(445)	(820)	(394)	(42)	(378)	(814)
Depreciation and amortization	(465)	(99)	(26)	(590)	(409)	(46)	-	(455)
Interest and other non-operating expenses, net				(1,197)				(743)

Income (loss) before income taxes				747				(368)

Income tax benefit				-				217

Net income (loss)				$747				$(151)

Capital expenditures	$40	$83	$-	$123	$336	$204	$-	$540

Identifiable assets	$50,340	$18,880	$2,429	$71,649	$52,460	$18,912	$1,006	$72,378

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

(5)	NPS Assignment

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

The assignment was accounted for as a combination of entities under common control. Accordingly, the recognized assets and liabilities of NPS were transferred at their carrying amounts at the date of transfer and the results of operations are included for the three months ended March 31, 2019. NPS did not have significant assets, liabilities or results of operations for the three months ended March 31, 2018. NPS holds a leasehold interest in petroleum storage tanks at the Nixon Facility. NPS’ revenues and expenses are included in our Tolling and Terminaling business segment.

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)

Prepaid insurance	$791	$437
Other prepaids	85	183
Prepaid crude oil and condensate	-	1,166

	$876	$1,786

(7)	Inventory

Inventory as of the dates indicated consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)

Crude oil and condensate	$1,365	$861
AGO	206	276
Chemicals	107	106
Naphtha	138	143
Propane	20	17
LPG mix	7	5
HOBM	-	102

	$1,843	$1,510

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)

Refinery and facilities	$66,308	$63,058
Land	566	566
Other property and equipment	747	747
	67,621	64,371

Less: Accumulated depletion, depreciation, and amortization	(10,993)	(10,429)
	56,628	53,942

Construction in progress	7,628	10,755

	$64,256	$64,697

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. Capitalized interest, which is recorded as part of the asset to which it relates, is depreciated over the asset’s useful life. Interest cost capitalized, which is currently included in construction in progress, was $0.7 million and $1.3 million at March 31, 2019 and December 31, 2018, respectively. Capital expenditures at the Nixon Facility are being funded by working capital derived from revenue from operations and LEH and its affiliates (including Jonathan Carroll), as well as from long-term debt from Veritex that was secured in 2015 for expansion of the Nixon Facility. Unused amounts under the Veritex loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets and will be available for use once events of default associated with the Final Arbitration Award are remedied. See “Note (11) Long-Term Debt, Net” for additional disclosures related to borrowings for capital spending.

(9)	Related-Party Transactions

Blue Dolphin and certain of its subsidiaries are party to several agreements with LEH and its affiliates. Management believes that these related-party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

Related Parties.

LEH. LEH is our controlling shareholder. Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH. Together, LEH and Jonathan Carroll owned 79.8% of our Common Stock at March 31, 2019. Related-party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) an office sublease-agreement with BDSC. Additionally, in June 2018, Blue Dolphin obtained 100% of the issued and outstanding membership interest of NPS from Lazarus Midstream for the nominal fee of $10.00 pursuant to an Assignment Agreement. (See “Note (5) NPS Assignment” for further discussion related to the NPS transaction.)

Ingleside Crude, LLC (“Ingleside”). Ingleside is a related party of LEH and Jonathan Carroll. Blue Dolphin is party to an Amended and Restated Promissory Note with Ingleside.

Lazarus Marine Terminal I, LLC (“LMT”). LMT is a related party of LEH and Jonathan Carroll. LE is party to a Dock Tolling Agreement with LMT.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

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

Operations Related Agreements.

Amended and Restated Operating Agreement. LEH operates and manages all Blue Dolphin properties pursuant to the Amended and Restated Operating Agreement. The Amended and Restated Operating Agreement, which was restructured in 2017 following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL, expires: (i) April 1, 2020, (ii) upon written notice by either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in our best interest. LEH receives a management fee calculated as 5% of certain of our direct operating expenses. During the fourth quarter of 2018, the management fee was changed to be calculated based on year to date operating expenses incurred, regardless of whether they were paid for by LEH or LE. The management fee was previously reflected within refinery operating expenses in our consolidated statements of operations.

Jet Fuel Sales Agreement. LE sells jet fuel to LEH pursuant to a Jet Fuel Sales Agreement. LEH resells the jet fuel purchased from LE to a government agency. LEH bids for jet fuel contracts are evaluated under preferential pricing terms due to its HUBZone certification. The Jet Fuel Sales Agreement terminates on the earliest to occur of: (a) a one-year term expiring March 31, 2020 plus a 30-day carryover or (b) delivery of a maximum quantity of jet fuel as defined therein. Sales to LEH under the Jet Fuel Sales Agreement are reflected within refinery operations revenue in our consolidated statements of operations.

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

Office Sub-Lease Agreement. In January 2018, BDSC entered into an Office Space Agreement with LEH to lease office space at our headquarters building in Houston, Texas. The Office Space Agreement has a term of sixty-eight (68) months expiring on August 31, 2023. Under the Office Space Agreement, LEH’s base rent is approximately $0.02 million per month. The Office Space Agreement includes rent abatement periods.

Financial Agreements.

We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements. LEH and its affiliates (Ingleside and Jonathan Carroll) have provided working capital to Blue Dolphin in the form of a term loan and non-cash advances (such as conversion of accounts payable to debt under promissory notes). Our long-term debt, related party is currently in default.

There can be no assurance that LEH and its affiliates will continue to fund our working capital requirements. Outstanding principal and accrued interest owed under these financial agreements are reflected in long-term debt, related party, current portion in our consolidated balance sheets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

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

Promissory Notes (In Default). Working capital provided to Blue Dolphin in the form of non-cash advances whereby accounts payable, related party was converted to debt under promissory notes are reflected below. The promissory notes matured in January 2019. Interest, which is compounded annually, is still accruing at a rate of 8.00% and is reported as part of the outstanding balance. The promissory notes are currently in default due to non-payment.

●
June LEH Note – The June LEH Note reflects amounts owed to LEH at March 31, 2019 under the Amended and Restated Operating Agreement.

●
March Ingleside Note – The March Ingleside Note reflects amounts owed to Ingleside at March 31, 2019 under the Amended and Restated Tank Lease Agreement.

●
March Carroll Note –The March Carroll Note reflects amounts owed to Jonathan Carroll at March 31, 2019 under the guaranty fee agreements. Jonathan Carroll has received no payments under the promissory note, either in cash or common stock, since May 2017.

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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

Financial Statements Impact.

Consolidated Balance Sheets. Accounts payable, related party to LMT associated with the Dock Tolling Agreement were $1.7 million and $1.5 million at March 31, 2019 and December 31, 2018, respectively.

Long-term debt, related party, current portion, in default and interest payable, related party, in default as of the dates indicated was as follows:

	March 31, 2019	December 31, 2018
	(in thousands)

LEH:
June LEH Note	$821	$611
BDPL Loan Agreement	5,694	5,534
LEH total	6,515	6,145

Ingleside
March Ingleside Note	1,308	1,283
Jonathan Carroll
March Carroll Note	1,330	1,147
	9,153	8,575

Less: Long-term debt, related party, current portion, in default	(7,459)	(7,041)
Less: Interest payable, related party, in default	(1,694)	(1,534)
	$-	$-

Consolidated Statements of Operations. Revenue from related parties was as follows:

	Three Months Ended March 31,
	2019		2018
	(in thousands, except percent amounts)

Refinery operations
LEH	$20,809	30.2%	$20,567	28.5%
Other customers	47,049	68.3%	50,945	70.5%
Tolling and terminaling
Other customers	1,069	1.5%	734	1.0%

	$68,927	100.0%	$72,246	100.0%

Fees associated with the Dock Tolling Agreement with LMT totaled $0.2 million for both three-month periods ended March 31, 2019 and 2018. Lease payments received under the office sub-lease agreement with LEH totaled $0.01 million for the three months ended March 31, 2019 and 2018.

The management fee was flat, totaling approximately $0.2 million in both three-month periods ended March 31, 2019 and 2018.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

Interest expense associated with the BDPL Loan Agreement, the Amended and Restated Guaranty Fee Agreements, and the related-party promissory notes (the June LEH Note, the March Ingleside Note, and the March Carroll Note) for the periods indicated was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Jonathan Carroll
Guaranty Fee Arrangements	$158	$163
March Carroll Note	25	-
LEH
BDPL Loan Agreement	160	160
June LEH Note	6	-
Ingleside
March Ingleside Note	26	47

	$375	$370

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)

Insurance	$539	$61
Board of director fees payable	435	273
Unearned revenue	343	434
Easement payable	205	223
Excise and income taxes payable	185	47
Customer deposits	109	109
Property taxes	82	48
Other payable	50	265
Accrued rent	-	111

	$1,948	$1,571

(11)	Long-Term Debt, Net

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

Amended and Restated Guaranty Fee Agreements. As a condition of the First Term Loan Due 2034 and Second Term Loan Due 2034, Jonathan Carroll was required to provide a guarantee for repayment of funds borrowed and interest accrued under the USDA-guaranteed loans. LEH, LRM and Blue Dolphin also cross-guaranteed the First Term Loan Due 2034 and Second Term Loan Due 2034. (See “Note (9) Related-Party Transactions” for additional disclosures related to LEH, Jonathan Carroll, and the Amended and Restated Guaranty Fee Agreements.) Guaranty fees earned by Jonathan Carroll for the periods indicated, which were included in interest expense, were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

First Term Loan Due 2034	$112	$116
Second Term Loan Due 2034	46	47

	$158	$163

Defaults in USDA-Guaranteed Loan Agreements. As described elsewhere in this Quarterly Report, Veritex notified LE and LRM that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and the Second Term Loan Due 2034. In addition to existing events of default related to the Final Arbitration Award, at March 31, 2019, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt-to-net worth ratio financial covenants related to the First Term Loan Due 2034 and Second Term Loan 2034. LE also failed to replenish a payment reserve account as required under the First Term Loan Due 2034. The occurrence of events of default under the First Term Loan Due 2034 and Second Term Loan Due 2034 permits Veritex to declare the amounts owed under the First Term Loan Due 2034 and Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE and LRM’s obligations under the loan agreements, and/or exercise any other rights and remedies available. Veritex has not accelerated or called due the First Term Loan Due 2034 and Second Term Loan Due 2034 considering the Settlement Agreement, which Veritex must ultimately approve. Instead, Veritex has expressly reserved all its rights, privileges and remedies related to events of default under the First Term Loan Due 2034 and Second Term Loan Due 2034 and informed LE and LRM that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Additionally, Veritex must ultimately approve the Settlement. Any exercise by Veritex of its rights and remedies under the First Term Loan Due 2034 and Second Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations and would likely require Blue Dolphin to seek protection under bankruptcy laws. (See “Note (1) Organization – Going Concern” and “– Operating Risks” and "Note (18) Subsequent Events" for additional disclosures related to the First Term Loan Due 2034 and Second Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

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

	March 31,	December 31,
	2019	2018
	(in thousands)

First Term Loan Due 2034 (in default)	$22,376	$22,550
Second Term Loan Due 2034 (in default)	9,234	9,300
Notre Dame Debt (in default)	4,978	4,978
Capital leases	31	41
	$36,619	$36,869

Less: Current portion of long-term debt, net	(34,645)	(34,863)

Less: Unamortized debt issue costs	(1,974)	(2,006)

	$-	$-

Unamortized debt issue costs, which relate to secured loan agreements with Veritex, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)

First Term Loan Due 2034 (in default)	$1,674	$1,674
Second Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(468)	(436)

	$1,974	$2,006

Amortization expense was $0.03 million for the three months ended March 31, 2019 and 2018.

Accrued interest associated with long-term debt, net is reflected as interest payable, in default in our consolidated balance sheets. Accrued interest as of the dates indicated consisted of the following:
	March 31,	December 31,
	2019	2018
	(in thousands)

Notre Dame Debt (in default)	$3,041	$2,843
Second Term Loan Due 2034 (in default)	108	53
First Term Loan Due 2034 (in default)	175	43

	3,324	2,939

Less: Interest payable, in default	(3,324)	(2,939)

Long-term interest payable, net of current portion	$-	$-

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

First Term Loan Due 2034 (In Default). Key terms of the First Term Loan Due 2034 are as follow:

Principal Amount:	$25.0 million
Maturity Date:	June 2034
Principal and Interest Payment:	$0.2 million monthly
Interest Rate:	Wall Street Journal Prime Rate plus 2.75%

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

Pursuant to a construction rider in the First Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets. (See "Note (18) Subsequent Events" for additional disclosures related to the Veritex secured loan agreements.)

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

Pursuant to a construction rider in the Second Term Loan Due 2034, proceeds available for use were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected as restricted cash (current portion) and restricted cash, noncurrent in our consolidated balance sheets. (See "Note (18) Subsequent Events" for additional disclosures related to the Veritex secured loan agreements.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

A summary of equipment held under long-term capital leases as of the dates indicated follows:

	March 31,	December 31,
	2019	2018
	(in thousands)

Crane	$94	$94
Less: accumulated depreciation	(17)	(14)

	$77	$80

(12)	Asset Retirement Obligations

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

Pipelines and Facilities and Oil and Gas Properties. We have AROs associated with the dismantlement and abandonment in place of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment and recognized accretion expense relating to the discounted liability over the remaining life of the asset. At December 31, 2018, the liability was fully accreted.

Due to the length of inactivity of our pipelines and facilities assets, BDPL is required by the Bureau of Ocean Energy Management (“BOEM”) to abandon-in-place certain pipelines and remove an anchor platform in federal waters. BDPL has been in communications with BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) related to abandonment operations and associated pipeline financial assurance requirements. Management anticipates performing abandonment operations during 2019, however, timing depends several factors, including resource availability and weather. As of the date of this Quarterly Report, decommissioning work has not yet commenced.

Plugging and abandonment costs are recorded during the period incurred or as information becomes available to substantiate actual and/or probable costs.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

Changes to our ARO liability for the periods indicated were as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)

Asset retirement obligations, at the beginning of the period	$2,580	$2,315
Accretion expense	-	265
	2,580	2,580
Less: asset retirement obligations, current portion	(2,580)	(2,580)

Long-term asset retirement obligations, at the end of the period	$-	$-

(13)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor. At March 31, 2019 and December 31, 2018, we had cash balances (including restricted cash) of more than the FDIC insurance limit per depositor in the amount of $1.2 million.

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

For the three months ended March 31, 2019, we had 4 customers that accounted for approximately 97% of our refined petroleum product sales. LEH was 1 of these 4 significant customers and accounted for approximately 31% of our refined petroleum product sales.  At March 31, 2019, these 4 customers represented approximately $0.8 million in accounts receivable.  LEH represented approximately $0 in accounts receivable. LEH purchases our jet fuel and resells the jet fuel to a government agency. LEH bids for jet fuel contracts are evaluated under preferential pricing terms due to its HUBZone certification. (See “Note (9) Related-Party Transactions,” “Note (11) Long-Term Debt, Net,” and “Note (17) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

For the three months ended March 31, 2018, we had 3 customers that accounted for approximately 77% of our refined petroleum product sales. LEH was 1 of these 3 significant customers and accounted for approximately 29% of our refined petroleum product sales.  At March 31, 2018, these 3 customers represented approximately $0.3 million in accounts receivable.  LEH represented approximately $0.3 million in accounts receivable.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we occasionally sell low-sulfur diesel to customers that export to Mexico. Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2019		2018

LPG mix	$8	0.0%	$3	0.0%
Naphtha	13,795	20.3%	16,318	22.8%
Jet fuel	20,809	30.7%	20,567	28.8%
HOBM	16,160	23.8%	16,429	23.0%
AGO	17,086	25.2%	18,195	25.4%

	$67,858	100.0%	$71,512	100.0%

(14)	Leases

We adopted the new lease accounting guidance using the modified retrospective method and applied it to all leases based on the contract terms in effect as of January 1, 2019. For existing contracts, we carried forward our historical assessment of: (i) whether contracts are or contain leases, (ii) lease classification, and (iii) initial direct costs.

As of March 31, 2019, BDSC had a single operating lease related to our principal office space in Houston, Texas. The operating lease expires in 2023. We have the option to extend the lease term for one additional five (5) year period if notice of intent to extend is provided to the lessor at least twelve (12) months before the end of the current term. LEH subleases a portion of our leased office space (see “Note (9) Related-Party Transactions” related to the LEH office sub-lease agreement).  Sublease income received from LEH totaled $0.01 million for both three-month periods ended March 31, 2019 and 2018.

We recorded the related right-of-use asset and lease liability as the present value of the fixed lease payments over the lease term. Since the operating lease does not provide a readily-determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value. The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

	Classification on	Three Months Ended
Operating Lease	Consolidated Balance Sheet	March 31, 2019
		(in thousands)
Assets
Right-of-use assets	Operating lease right-of-use assets	$754
Total lease assets		754

Liabilities
Current	Current portion of long-term operating leases	164
Noncurrent	Long-term operating leases, net of current portion	698
Total lease liabilities		$862

Operating Lease

Weighted average remaining lease term in years	4.42
Weighted average discount rate	8.25%

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

Lease costs for operating leases, which is recognized as part of depreciation and amortization expense, totaled $0.05 million for the three months ended March 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities totaled $0.05 million for the three months ended March 31, 2019.

As of March 31, 2019, maturities of operating lease liabilities for the periods indicated were as follows:

Operating Leases
(in thousands)

2019	$171
2020	230
2021	234
2022	237
2023	161

Total minimum rental payments	1,032
Less: imputed interest	(171)
$862

(15)	Income Taxes

The provision for income tax benefit (expense) as of the dates indicated consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)

Current
Federal	$-	$108
State	-	43
Deferred
Impact of change in enacted tax rates	-	-
Change in valuation allowance	-	109
Total provision for income taxes	$-	$260

The state of Texas has a Texas margins tax (“TMT”), which is a form of business tax imposed on gross margin. Although TMT is imposed on an entity’s gross profit rather than on its net income, certain aspects of TMT make it like an income tax. Accordingly, TMT is treated as an income tax for financial reporting purposes.

Effective Tax Rate. Beginning in 2018, our effective tax rate differed from the U.S. federal statutory rate primarily due to AMT credits made refundable by the Tax Cuts and Jobs Act. At the date of enactment of the Tax Cuts and Jobs Act, we re-measured our deferred tax assets and liabilities using a rate of 21%, which is the rate expected to be in place when such deferred assets and liabilities are expected to reverse in the future. The re-measurement was offset by a change in our valuation allowance, resulting in there being no impact on our net deferred tax assets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

 Deferred income taxes as of the dates indicated consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)

Deferred tax assets:
Net operating loss and capital loss carryforwards	$11,479	$11,260
Accrued arbitration award payable	2,586	2,850
Business interest expense	833	704
Start-up costs (crude oil and condensate processing facility)	657	678
Asset retirement obligations liability/deferred revenue	541	542
AMT credit and other	50	108
Total deferred tax assets	16,146	16,142

Deferred tax liabilities:
Basis differences in property and equipment	(5,409)	(5,153)
Total deferred tax liabilities	(5,409)	(5,153)

	10,737	10,989

Valuation allowance	(10,687)	(10,881)

Deferred tax assets, net	$50	$108

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

NOL Carryforwards. Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than fifty (50) percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). For income tax purposes, we experienced ownership changes in 2005, relating to a series of private placements, and in 2012, because of a reverse acquisition, that limit the use of pre-change NOL carryforwards to offset future taxable income. In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards that were generated prior to the ownership change to an annual use limitation of approximately $0.6 million per year. Unused portions of the annual use limitation amount may be used in subsequent years. Because of the annual use limitation, approximately $6.7 million in NOL carryforwards that were generated prior to the 2012 ownership change will expire unused. NOL carryforwards that were generated after the 2012 ownership change and prior to 2018 are not subject to an annual use limitation under IRC Section 382 and may be used for a period of 20 years in addition to available amounts of NOL carryforwards generated prior to the ownership change. NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2017	$9,614	$30,219	$39,833

Net operating losses	-	7,106	7,106

Balance at December 31, 2018	$9,614	$37,325	$46,939

Net operating losses	-	1,036	1,036

Balance at March 31, 2019	$9,614	$38,361	$47,975

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At March 31, 2019 and December 31, 2018, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of March 31, 2019 and December 31, 2018.

(16)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share amounts)

Net income (loss)	$747	$(151)

Basic and diluted loss per share	$0.07	$(0.01)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,975,514	10,925,513

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for three months ended March 31, 2019 and 2018 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

(17)	Commitments and Contingencies

Legal Matters.

Final Arbitration Award and Settlement Agreement. See “Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” and "Part II, Item 1. Legal Proceedings” for additional disclosures related to the Final Arbitration Award and the Settlement Agreement.

Veritex Secured Loan Agreement Events of Default. See “Note (1) Organization – Going Concern – Defaults under Secured Loan Agreements” and “Note (11) Long-Term Debt, Net” for disclosures related to defaults under Veritex secured loan agreements.

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

Supplemental Pipeline Bonds. In a letter dated March 30, 2018, the Bureau of Ocean Energy Management (“BOEM”) ordered BDPL to provide additional supplemental bonds or acceptable financial assurance of approximately $4.8 million (the “Separate Orders”) within sixty (60) calendar days of receipt of the letter. The Separate Orders relate to five (5) existing pipeline rights-of-way. BOEM issued an INC for each Separate Order dated June 8, 2018 and received by BDPL on June 11, 2018. BOEM asserts that the INCs authorize BOEM to impose financial penalties on BDPL if it does not comply with the Separate Orders within twenty (20) days. BOEM asserts that potential penalties accrue for each day BDPL failed to comply after June 28, 2018.  BDPL appealed the INCs on August 8, 2018. The Interior Board of Land Appeals (the “IBLA”) has granted five extension requests that extend BDPL’s deadline for filing a Statement of Reasons with the IBLA until July 21, 2019. BDPL’s pending appeal of the INCs does not relieve BDPL of its obligations to provide additional financial assurance in accordance with the Separate Orders, or of BOEM’s authority to impose financial penalties.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19
Notes to Consolidated Financial Statements (Continued)

BDPL has initiated settlement discussions with BOEM to resolve the Separate Orders and the INCs. There can be no assurance that BOEM will: (i) accept a proposal for a reduced amount of supplemental financial assurance, (ii) not require additional supplemental pipeline bonds related to BDPL’s existing pipeline rights-of-way, and/or (iii) not impose penalties under the INCs. As a result, we are unable to predict the outcome of the Separate Orders, the settlement discussions with BOEM or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded a liability on our consolidated balance sheet as of March 31, 2019. As of March 31, 2019 and December 31, 2018, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM. If BDPL is required by BOEM to provide significant additional supplemental bonds or acceptable financial assurance or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

(18)	Subsequent Events

Line of Credit Agreement

On May 3, 2019, NPS and Pilot Travel Centers LLC (“Pilot”) entered into a Line of Credit, Guarantee and Security Agreement (the “Line of Credit”), whereby Pilot agreed to extend a line of credit to NPS in an aggregate principal amount of up to $12.8 million. The Line of Credit will primarily be used to finance NPS' purchase of crude oil from Pilot pursuant to certain purchase and supply agreements (the "Pilot Supply Agreements") and to provide working capital. The Line of Credit is secured by (i) NPS receivables, (ii) NPS assets, including a tank lease (the “Tank Lease”), and (iii) LRM receivables. On May 3, 2019, as an inducement to Pilot’s entry into the Line of Credit, Blue Dolphin and Pilot entered into a Pledge Agreement (the “Pledge Agreement”) whereby Blue Dolphin pledged its equity interests in NPS to Pilot to secure NPS’ obligations under the Line of Credit.

On May 10, 2019, LE, NPS, Pilot and Veritex entered into a Subordination and Attornment Agreement (the “Subordination Agreement”), providing that, if Veritex in its capacity as a secured lender of LE and LRM were to foreclose on LE property that NPS was leasing from LE pursuant to the Tank Lease, Veritex would permit the continued performance of obligations under the Tank Lease so long as certain conditions are met. The effectiveness of the Subordination Agreement is subject to certain conditions, including the agreement and concurrence of the USDA.

Veritex Consent

In a notice to obligors dated April 30, 2019 (the "Veritex Consent'), Veritex agreed, subject to the agreement and concurrence of the USDA and the replenishment of a payment reserve account required by the loan agreements on or before August 31, 2019, to waive certain covenant defaults and forbear from enforcing its remedies under the secured loan agreements. Any exercise by Veritex of its rights and remedies under such secured loan agreements would have a material adverse effect on our business, financial condition, and results of operations and would likely require Blue Dolphin to seek protection under bankruptcy laws. See “Note (1) Organization – Going Concern” and “–Operating Risks” and “Note (11) Long-Term Debt, Net” for additional disclosures related to the First Term Loan Due 2034 and Second Term Loan Due 2034 and financial covenant violations.

Fifth Amendment to Settlement Agreement

As previously reported, pursuant to the Settlement Agreement, GEL and the Lazarus Parties agreed to mutually release all claims against each other and to file a stipulation of dismissal with prejudice in connection with the Final Arbitration Award, subject to the terms and conditions set forth in the Settlement Agreement, including payment by the Lazarus Parties to GEL of the Settlement Payment. On May 6, 2019, the Lazarus Parties and GEL entered into a Fifth Amendment to the Settlement Agreement (the “Fifth Amendment”). The Fifth Amendment provides for, among other things, GEL’s consent to the Lazarus Parties entering into the Line of Credit and an extension to October 31, 2019 of the date on which the Settlement Agreement will terminate if the Settlement Payment and a $0.5 million deferred interim installment payment (the "Deferred Interim Installment Payment") are not made on or before such date. As of the filing date of this Quarterly Report, the Lazarus Parties had paid GEL the Settlement Payment. The Deferred Interim Installment Payment must therefore be paid no later than October 31, 2019. Under the Fifth Amendment, GEL has the right to terminate the Settlement Agreement earlier following the occurence of an event of default. See “Note (1) Organization–Going Concern–Final Arbitration Award and Settlement Agreement” for further information regarding the Settlement Agreement.

The foregoing description of the Line of Credit, the Pilot Supply Agreements, the Pledge Agreement, the Subordination Agreement, the Veritex Consent and the Fifth Amendment does not purport to be complete. As promptly as reasonably practicable after the filing of this Quarterly Report, Blue Dolphin intends to file a Current Report on Form 8-K providing additional information regarding the material terms of these documents, and the foregoing description is qualified in its entirety by reference to that Current Report on Form 8-K.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (the Quarterly Report”), references to “Blue Dolphin,” “we,” “us” and “our” are to Blue Dolphin Energy Company and its subsidiaries, unless otherwise indicated or the context otherwise requires. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the risk factors, financial statements, and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

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

Risks Related to Our Business and Industry

●
Failure to meet the terms and conditions set forth in the Settlement Agreement, including but not limited to securing the Settlement Financing, could have a material adverse effect on our business, financial condition, and results of operations and could materially adversely affect the value of an investment in our common stock. (See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” for disclosures related to the Settlement Agreement).
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
●
Our substantial debt in the current portion of long-term debt, which is currently in default, could adversely affect our financial health and make us more vulnerable to adverse economic conditions.
●
Our business, financial condition and operating results may be adversely affected by increased costs of capital or a reduction in the availability of credit.
●
LEH holds a significant interest in us, and related-party transactions with LEH and its affiliates may cause conflicts of interest that may adversely affect us.
●
The dangers inherent in oil and gas operations could expose us to potentially significant losses, costs or liabilities and reduce our liquidity.
●
The geographic concentration of our assets creates a significant exposure to the risks of the regional economy and other regional adverse conditions.
●
Competition from companies having greater financial and other resources could materially and adversely affect our business and results of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

●
Environmental laws and regulations could require us to make substantial capital expenditures to remain in compliance or to remediate current or future contamination that could give rise to material liabilities.
●
We are subject to strict laws and regulations regarding personnel and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.
●
Our insurance policies may be inadequate or expensive.
●
Our ability to use net operating loss (“NOL”) carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation.
●
Terrorist attacks, cyber-attacks, threats of war, or actual war may negatively affect our operations, financial condition, results of operations, and cash flows.

Risks Related to Our Operations

●
Management has determined that there is, and the report of our independent registered public accounting firm expresses, substantial doubt about our ability to continue as a going concern.
●
Refining margins are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital.
●
The price volatility of crude oil, other feedstocks, refined petroleum products, and fuel and utility services may have a material adverse effect on our earnings, cash flows and liquidity.
●
Our future success depends on our ability to acquire sufficient levels of crude oil on favorable terms to operate the Nixon refinery.
●
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
●
Our business may suffer if any of the executive officers or other key personnel discontinue employment with us. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain productivity.
●
Loss of market share by a key customer, one of which is LEH, or consolidation among our customer base could harm our operating results.
●
The sale of refined petroleum products to the wholesale market is our primary business, and if we fail to maintain and grow the market share of our refined petroleum products, our operating results could suffer.
●
We are dependent on third parties for the transportation of crude oil and condensate into and refined petroleum products out of our Nixon Facility, and if these third parties become unavailable to us, our ability to process crude oil and condensate and sell refined petroleum products to wholesale markets could be materially and adversely affected.
●
Our suppliers source a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale and may experience interruptions of supply from that region.
●
Our refining operations and customers are primarily located within the Eagle Ford Shale and changes in the supply/demand balance in this region could result in lower refining margins.
●
Regulation of GHG emissions could increase our operational costs and reduce demand for our products.

Risks Related to Our Pipelines and Oil and Gas Properties

●
Orders by BOEM to increase bonds or other sureties to maintain compliance with BOEM’s regulations, or the assessment of penalties for failure to do so, could significantly impact our operations, liquidity, and financial condition.
●
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

Going Concern

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern” and "Note (18) Subsequent Events" regarding factors management has determined raise substantial doubt about our ability to continue as a going concern.

Operating Risks

See “Part I, Item 1. Financial Statements – Note (1) Organization – Operating Risks” and "Note (18) Subsequent Events" regarding factors that have negatively impacted execution of our business plan.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

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

Key Relationships

Relationship with LEH

Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with LEH and its affiliates and a counter-party. Related-party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) an office sub-lease agreement with BDSC. In addition, we currently rely on advances from LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements. There can be no assurances that LEH and its affiliates will continue to fund our working capital requirements. (See “Part I, Item 1. Financial Statements – Note (9) Related-Party Transactions” for additional disclosures related to agreements that we have in place with LEH and its affiliates.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

Results of Operations

Certain Prior Quarter amounts as defined herein have been reclassified in order to conform to the Current Quarter presentation. Specifically, certain changes to the presentation of prior period statements of operations have been made to conform to the current period presentation, primarily relating to: (i) a retitling from ‘cost of sales’ to ‘cost of goods sold,’ which includes all costs directly attributable to the generation of the related revenue, as defined by GAAP and (ii) a breakout of the ‘management fee’ under the Amended and Restated Operating Agreement, which was previously reported within ‘refinery operating expenses’. These changes had no effect on the reported results of operations.

Consolidated Results

Three Months Ended March 31, 2019 (the “Current Quarter”) Compared to March 31, 2018 (the “Prior Quarter”).

Total Revenue from Operations. For the Current Quarter, we had total revenue from operations of $68.9 million compared to total revenue from operations of $72.2 million for the Prior Quarter, a decrease of nearly 5%. Approximately 99% of our revenue is derived from refinery operations while 1% is derived from tolling and terminaling. Refinery operations revenue decreased approximately $3.7 million in the Current Quarter compared to the Prior Quarter. The decrease in refinery operations revenue was due to lower commodity pricing per bbl on refined petroleum products sold, which was partially decreased by higher sales volume in the Current Quarter compared to the Prior Quarter. For the same period, tolling and terminaling revenue increased approximately $0.3 million, or approximately 46%, as a result of increased storage fees under new and renewed customer agreements.

Total Cost of Goods Sold. Total cost of goods sold was $65.5 million for the Current Quarter compared to $70.5 million for the Prior Quarter. The 7% decrease in total cost of goods sold in the Current Quarter compared to the Prior Quarter related to lower commodity prices per bbl for crude oil and chemicals, which was partially offset by increased throughput volume.

Gross Profit / Gross Margin. For the Current Quarter, gross profit totaled $3.4 million, or approximately 5%, compared to gross profit of $1.8 million, or approximately 2%, for the Prior Quarter. The increase in gross profit between the periods primarily related to more favorable margins per bbl and increased tank rental revenue in the Current Quarter compared to the Prior Quarter.

Management Fee. The management fee under the Amended and Restated Operating Agreement was flat, totaling approximately $0.2 million in both the Current Quarter and the Prior Quarter. (See “Part I, Item 1. Financial Statements – Note (9) Related-Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement.)

General and Administrative Expenses. General and administrative expenses were flat in the Current Quarter compared to the Prior Quarter at $0.7 million.

Depreciation and Amortization. We recorded depreciation and amortization expenses of $0.6 million in the Current Quarter compared to $0.5 million in the Prior Quarter, an increase of approximately 30%. The increase related to placement in service of a new boiler and new petroleum storage tanks.

Other Expense. Total other expense was $1.0 million in the Current Quarter compared to $0.7 million in the Prior Quarter. Nearly all of other expense related to interest expense associated with the secured loan agreements with Veritex and related-party debt.

Income Tax Benefit. We recognized an income tax benefit of $0 in the Current Quarter compared to $0.2 million in the Prior Quarter. Income tax benefit in the Prior Quarter related to a refundable Alternative Minimum Tax that was paid in prior periods. (See “Part I, Item 1. Financial Statements – Note (15) Income Taxes” for additional disclosures related to income taxes.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

Net Income (Loss). For the Current Quarter, we reported net income of $0.7 million, or income of $0.07 per share, compared to a net loss of $0.2 million, or loss of $0.01 per share, for the Prior Quarter. The increase in net income between the periods was primarily attributable to more favorable margins per bbl, increased sales throughput volume, and increased tank rental revenue in the Current Quarter compared to the Prior Quarter.

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

Refining Gross Profit per Bbl – For the Current Quarter, refining gross profit per bbl was $2.28 compared to $1.03 per bbl for the Prior Quarter, reflecting an increase of $1.25 per bbl. The increase between the periods primarily related to more favorable refining margins per bbl and increased sales throughput volume in the Current Quarter compared to the Prior Quarter. (See “Glossary of Selected Energy and Financial Terms” in this Quarterly Report for the definition of gross margin per bbl.)

	Three Months Ended March 31,
	2019	2018
	(in thousands except per bbl amounts)

Refinery operations revenue	$67,858	$71,512
Less: Total cost of goods sold	(65,516)	(70,492)
	2,342	1,020

Sales (Bbls)	1,029	993

Gross Margin per Bbl	$2.28	$1.03

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

Refinery Operations Throughput and Production Data

Operational metrics for the refinery for the periods indicated were as follow:

	Three Months Ended March 31,
	2019	2018

Calendar Days	90	90
Refinery downtime	(11)	(16)
Operating Days	79	74

Total refinery throughput (bbls)	1,047,059	1,008,443
Operating days:
bpd	13,254	13,628
Capacity utilization rate	88.4%	90.9%
Calendar days:
bpd	11,634	11,205
Capacity utilization rate	77.6%	74.7%

Total refinery production (bbls)	1,022,829	978,552
Operating days:
bpd	12,947	13,224
Capacity utilization rate	86.3%	88.2%
Calendar days:
bpd	11,365	10,873
Capacity utilization rate	75.8%	72.5%

Note:
The small difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents a combination of multiple factors including refinery fuel use, elimination of some impurities originally present in the crude oil, loss, and other factors.

During the Current Quarter, the refinery experienced 11 days of downtime primarily related to a maintenance turnaround and equipment repairs. During the Prior Quarter, the refinery experienced 16 days of downtime related to repair and maintenance of the naphtha stabilizer unit and short maintenance turnarounds.

For the Current Quarter compared to the Prior Quarter, total refinery throughput bbls and total refinery production bbls increased primarily as a result of less downtime.

Refined Petroleum Product Sales Summary.

See “Part I, Item 1. Financial Statements – Note (13) Concentration of Risk” for a discussion of refined petroleum product sales.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

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

As discussed elsewhere within this “Liquidity and Capital Resources” section, management has determined that there is substantial doubt about our ability to continue as a going concern due to consecutive quarterly net losses, inadequate working capital, the Final Arbitration Award, and defaults under secured loan agreements. See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern” and "Note (18) Subsequent Events" for additional disclosures related to the Final Arbitration Award, the Settlement Agreement with GEL, defaults under secured loan agreements, and the going concern.

Management believes that it is taking the appropriate steps to improve our operations and financial stability. If our business strategy is unsuccessful, it could affect our ability to acquire adequate supplies of crude oil and condensate under our existing contract or otherwise. Further, because our existing crude supply contract is an evergreen arrangement, there can be no assurance that crude oil and condensate supplies will continue to be available under our crude supply contract in the future.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

Cash Flow.

Our cash flow from operations for the periods indicated was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Beginning cash, cash equivalents, and restricted cash	$1,665	$2,146

Cash flow from operations
Adjusted profit from operations	1,369	185
Change in assets and current liabilities	(1,400)	616

Total cash flow from operations	(31)	801

Cash inflows (outflows)
Payments on debt	(250)	(240)
Net activity on related-party debt	419	217
Capital expenditures	(123)	(540)

Total cash inflows (outflows)	46	(563)

Total change in cash flows	15	238

Ending cash, cash equivalents, and restricted cash	$1,680	$2,384

For the Current Quarter, we experienced a cash flow deficit of $0.03 million compared to cash flow from operations of $0.8 million for the Prior Quarter. The $0.8 million decrease in cash flow from operations between the periods was primarily the result of an increase in inventory and accounts receivable.

Working Capital.

We had a working capital deficit of $70.7 million at March 31, 2019, compared to a working capital deficit of $71.9 million at December 31, 2018. Excluding the current portion of long-term debt, we had a working capital deficit of $28.6 million and $30.0 million at March 31, 2019 and December 31, 2018, respectively.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

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

Contractual Obligations and Debt Agreements.

See the following notes under “Part I, Item 1. Financial Statements” regarding:

●
GEL. “Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” for disclosures related to the Final Arbitration Award to GEL and Settlement Agreement with GEL.

●
Related-Party. “Note (9) Related-Party Transactions” for a summary of the agreements we have in place with related parties.

●
Long-Term Debt. “Note (11) Long-Term Debt, Net” for a summary of our long-term debt.

●
Operating Lease. “Note (14) Leases” for disclosures related to our operating lease.

●
Supplemental Pipeline Bonds. “Note (17) Commitments and Contingencies – Supplemental Pipeline Bonds” for a discussion of supplemental pipeline bonding requirements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

Indebtedness.

The principal balances outstanding plus accrued interest on our long-term debt, net (including related-party) for the periods indicated were as follow:

	March 31,	December 31,
	2019	2018
	(in thousands)

First Term Loan Due 2034 (in default)	$22,551	$22,593
Second Term Loan Due 2034 (in default)	9,342	9,353
Notre Dame Debt (in default)	8,019	7,821
BDPL Loan Agreement (in default)	5,694	5,534
March Ingleside Note (in default)	1,308	1,283
March Carroll Note (in default)	1,330	1,147
June LEH Note (in default)	340	611
Capital Leases	31	41
	$49,096	$48,383

Less: Current portion of long-term debt, net	(42,104)	(41,904)
Less: Unamortized debt issue costs	(1,974)	(2,006)
Less: Interest payable and interest payable, related party	(5,018)	(4,473)

	$-	$-

Principal payments on long-term debt totaled $0.3 million in the Current Quarter compared to $0.2 million in the Prior Quarter. As of the date of this Quarterly Report, LE and LRM were current on monthly payments under the First Term Loan Due 2034 and Second Term Loan Due 2034. There have been no payments under the Notre Dame Debt to date and no payments to Jonathan Carroll under the March Carroll Note since May 2017.

As described elsewhere in this Quarterly Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and Second Term Loan Due 2034. In addition to existing events of default related to the Final Arbitration Award, March 31, 2019, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements. LE also failed to replenish a payment reserve account as required. The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under the loan agreements, and/or exercise any other rights and remedies available.

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

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern” and “– Operating Risks”, as well as “Note (11) Long-Term Debt, Net” for additional disclosures related to long-term debt financial covenant violations and events of default.

See “Contractual Obligations – Related-Party” within the Liquidity and Capital Resources section for additional disclosures with respect to related-party indebtedness.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Long-Lived Assets. See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – Property and Equipment”.

Revenue Recognition. See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – Revenue Recognition”.

Inventory. See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – Inventory”.

Asset Retirement Obligations. See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – Asset Retirement Obligations” and “— Note (12) Asset Retirement Obligations”.

Income Taxes. See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – Income Taxes” and “– Note (15) Income Taxes”.

Recently Adopted Accounting Guidance

See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – New Pronouncements Adopted”.

New Pronouncements Issued, Not Yet Effective

See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – New Pronouncements Issued, Note Yet Effective”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on our evaluation, our Chief Executive Officer (principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

Changes in Internal Control over Financial Reporting

Management concluded that our internal control over financial reporting was effective as of December 31, 2018. In connection with the adoption on January 1, 2019 of new accounting guidance for leases, we implemented new processes and internal controls related to our leases.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See “Part I, Item 4. Controls and Procedures – Evaluation of Disclosure Controls and Procedures” of this Quarterly Report for a discussion related to controls and procedures.)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (11) Long-Term Debt, Net” for disclosures related to defaults on our debt.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

10.1
Fourth Amendment to the Settlement Agreement, dated as of March 19, 2019, by and among Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, Nixon Product Storage, LLC, Carroll & Company Financial Holdings, L.P., Jonathan Carroll and GEL Tex Marketing, LLC, incorporated by reference to the Current Report on Form 8-K filed by the Company on March 21, 2019 (file no. 000-15905).

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*
Filed herewith.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

May 16, 2019	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)