Form 10-Q
period 2019-06-30
BLUE DOLPHIN ENERGY CO
filed 2019-08-14
CIK 793306

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of August 14, 2019: 10,975,514

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

INTRODUCTION

This Quarterly Report for the period ended June 30, 2019 (this “Quarterly Report”) is a document that U.S. public companies file with the Securities and Exchange Commission (“SEC”) on a periodic basis. Part I, Item 1. of the Quarterly Report contains financial information, including consolidated financial statements and related notes. Part I, Item 2. of this Quarterly Report provides management’s discussion and analysis of our financial condition and results of operations. We hope investors will find it useful to have this information in a single document.

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

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2019 and this Quarterly Report explain some of the important factors that may cause actual results to be materially different from those that we anticipate.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

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

Jet fuel. A high-quality kerosene product primarily used in aviation. Kerosene-type jet fuel (including Jet A and Jet A-1) has a carbon number distribution between 8 and 16 carbon atoms per molecule; wide-cut or naphtha-type jet fuel (including Jet B) has between 5 and 15 carbon atoms per molecule.

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

 Sulfur. Present at various levels of concentration in many hydrocarbon deposits, such as petroleum, coal, or natural gas. Also, produced as a by-product of removing sulfur-containing contaminants from natural gas and petroleum. Some of the most commonly used hydrocarbon deposits are categorized per their sulfur content, with lower sulfur fuels usually selling at a higher, or premium, price and higher sulfur fuels selling at a lower, or discounted, price.

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

Other Defined Terms

Final Arbitration Award. Damages and attorney fees and related expenses awarded to GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, L.P. (“Genesis”) by an arbitrator on August 11, 2017 (the “Final Arbitration Award”), in arbitration proceedings between LE and GEL (the “GEL Arbitration”) related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL dated August 12, 2011.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2019	2018
	(in thousands except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$372	$14
Restricted cash	49	49
Accounts receivable, net	170	379
Accounts receivable, related party	492	-
Prepaid expenses and other current assets	1,283	1,786
Deposits	194	194
Inventory	1,797	1,510
Refundable federal income tax	166	108
Total current assets	4,523	4,040

LONG-TERM ASSETS
Total property and equipment, net	64,080	64,697
Operating lease right-of-use assets	720	-
Restricted cash, noncurrent	1,546	1,602
Surety bonds	230	230
Deferred tax assets, net	50	108
Total long-term assets	66,626	66,637

TOTAL ASSETS	$71,149	$70,677

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion, in default	$34,355	$34,863
Long-term debt, related party, current portion, in default	7,584	7,041
Line of credit payable	12,175	-
Interest payable	3,573	2,939
Interest payable, related party	1,854	1,534
Accounts payable	2,418	2,719
Accounts payable, related party	1,831	1,529
Current portion of lease liabilities	271	-
Asset retirement obligations, current portion	2,580	2,580
Accrued expenses and other current liabilities	2,105	1,571
Accrued arbitration award payable	9,528	21,128
Total current liabilities	78,274	75,904

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	654	-
Total long-term liabilities	654	-

TOTAL LIABILITIES	78,928	75,904

Commitments and contingencies (Note 18)

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,975,514
shares issued at June 30, 2019 and December 31, 2018)	110	110
Additional paid-in capital	36,936	36,936
Accumulated deficit	(44,825)	(42,273)
TOTAL STOCKHOLDERS' DEFICIT	(7,779)	(5,227)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,149	$70,677

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$77,257	$88,265	$145,115	$159,777
Tolling and terminaling	1,088	850	2,157	1,584
Total revenue from operations	78,345	89,115	147,272	161,361

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	76,364	82,992	139,551	151,078
Other conversion costs	2,192	2,098	4,521	4,504
Total cost of goods sold	78,556	85,090	144,072	155,582

Gross profit (loss)	(211)	4,025	3,200	5,779

COST OF OPERATIONS
LEH operating fee	183	154	333	308
Other operating expenses	56	56	113	100
General and administrative expenses	579	688	1,249	1,348
Depletion, depreciation and amortization	633	463	1,223	918
Accretion of asset retirement obligations	-	78	-	144

Total cost of operations	1,451	1,439	2,918	2,818

Income (loss) from operations	(1,662)	2,586	282	2,961

OTHER INCOME (EXPENSE)

Easement, interest and other income	1	1	1	2
Interest and other expense	(1,638)	(751)	(2,835)	(1,495)
Total other income (expense)	(1,637)	(750)	(2,834)	(1,493)

Income (loss) before income taxes	(3,299)	1,836	(2,552)	1,468

Income tax benefit	-	-	-	217

Net income (loss)	$(3,299)	$1,836	$(2,552)	$1,685

Income (loss) per common share:
Basic	$(0.30)	$0.17	$(0.23)	$0.15
Diluted	$(0.30)	$0.17	$(0.23)	$0.15

Weighted average number of common shares outstanding:
Basic	10,975,514	10,925,513	10,975,514	10,925,513
Diluted	10,975,514	10,925,513	10,975,514	10,925,513

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018

OPERATING ACTIVITIES
Net income (loss)	$(2,552)	$1,685
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	1,223	918
Deferred income tax	-	(216)
Amortization of debt issue costs	189	64
Accretion of asset retirement obligations	-	144
Changes in operating assets and liabilities
Accounts receivable	209	252
Accounts receivable, related party	(492)	653
Prepaid expenses and other current assets	503	(1,110)
Deposits and other assets	-	(66)
Inventory	(287)	(1,091)
Accrued arbitration award	(11,600)	(3,000)
Accounts payable, accrued expenses and other liabilities	1,211	2,635
Accounts payable, related party	302	252
Net cash provided by (used in) operating activities	(11,294)	1,120

INVESTING ACTIVITIES
Capital expenditures	(494)	(1,231)
Net cash used in investing activities	(494)	(1,231)

FINANCING ACTIVITIES
Proceeds from line of credit	12,402	-
Payments on debt	(541)	(475)
Net activity on related-party debt	229	452
Net cash provided by (used in) financing activities	12,090	(23)
Net change in cash, cash equivalents, and restricted cash	302	(134)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,665	2,146
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,967	$2,012

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable and finance lease	$86	$82
Financing of guaranty fees via long-term debt, related party	$315	$325
Line of credit closing costs included in principal balance	$398	-
Interest paid	$1,174	$1,290
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

Notes to Consolidated Financial Statements

(1)	Organization

Nature of Operations. Blue Dolphin Energy Company is a publicly traded Delaware corporation primarily engaged in the refining and marketing of petroleum products. We also provide tolling and storage terminaling services. Our assets, which are in Nixon, Texas, primarily include a 15,000-bpd crude distillation tower and more than 1.0 million bbls of petroleum storage tanks (collectively the “Nixon Facility”). Pipeline transportation and oil and gas operations are no longer active.

Structure and Management. Blue Dolphin is controlled by Lazarus Energy Holdings, LLC (“LEH”). LEH operates and manages all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together, LEH and Jonathan Carroll owned 79.8% of our common stock, par value $0.01 per share (the “Common Stock”) at June 30, 2019. (See “Note (9) Related-Party Transactions,” “Note (11) Long-Term Debt and Accrued Interest” and “Note (18) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

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

●
Lazarus Refining & Marketing, LLC, a Delaware limited liability company (“LRM”); and

●
Nixon Product Storage, LLC, a Delaware limited liability company (“NPS”).

In June 2018, Blue Dolphin acquired 100% of the issued and outstanding membership interests of NPS from Lazarus Midstream Partners, L.P. (Lazarus Midstream), an affiliate of LEH, pursuant to an Assignment Agreement. The assignment was accounted for as a combination of entities under common control. See “Note (5) NPS Assignment” of this Quarterly Report for further information related to the NPS assignment. The transaction represents transfer of a vacant shell entity owned by Lazarus Midstream to Blue Dolphin for a nominal fee of $10.00.

See “Part I, Item 1. Business” and “Part I, Item 2. Properties” in our Annual Report for additional information regarding our operating subsidiaries, principal facilities, and assets.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

Going Concern. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

Final Arbitration Award and Settlement Agreement. As previously disclosed, LE was involved in arbitration proceedings (the “GEL Arbitration”) with GEL Tex Marketing, LLC (“GEL”), an affiliate of Genesis Energy, LP (“Genesis”), related to a contractual dispute involving a Crude Oil Supply and Throughput Services Agreement (the “Crude Supply Agreement”) and a Joint Marketing Agreement (the “Joint Marketing Agreement”), each between LE and GEL and dated August 12, 2011. On August 11, 2017, the arbitrator delivered the Final Arbitration Award. The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of $31.3 million.

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

LE, NPS, and Blue Dolphin, together with LEH, Carroll & Company Financial Holdings, L.P. (“C&C”), and Jonathan Carroll (collectively referred to herein as the “Lazarus Parties”), entered into that certain Settlement Agreement with GEL, dated as of July 20, 2018 (as may be further amended, restated, supplemented or otherwise modified from time to time, the “Settlement Agreement”), whereby GEL and the Lazarus Parties agreed to mutually release all claims against each other and to file a stipulation of dismissal with prejudice in connection with the GEL Arbitration (the “Settlement”), subject to the terms and conditions set forth in the Settlement Agreement. The Settlement is conditioned upon the Lazarus Parties paying GEL a lump sum cash payment of $10.0 million (the “Settlement Payment”) and $0.5 million in cash at the end of each calendar month (the “Interim Payments”).

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

On May 6, 2019, the Lazarus Parties and GEL entered into a Fifth Amendment to the Settlement Agreement (the “Fifth Amendment”). The Fifth Amendment provided for, among other things:

●
GEL’s consent to the Lazarus Parties entering into a $12.8 million Line of Credit, Guarantee and Security Agreement between NPS and Pilot Travel Centers LLC; ("Pilot")

●
deferral of an April 30, 2019 Interim Payment under the Settlement Agreement, such deferred Interim Payment now being due in monthly installments of $0.1 million on the last day of each of the months June through October 2019 (the “Deferred Interim Installment Payments”);

●
Payment of the Settlement Payment to be paid in one or more installment payments, the sum total of such payments constituting the Settlement Payment; and

●
An extension to October 31, 2019 of the date on which the Deferred Interim Installment Payment and the Settlement Payment can be made (the “Settlement Date”).

During the period May 7, 2019 to May 10, 2019, the Lazarus Parties made multiple payments to GEL in the aggregate total amount of $10.0 million, which payments represent the Settlement Payment. Unless extended in writing by GEL, if the Lazarus Parties fail to either timely make a Deferred Interim Installment Payment ($0.1 million each) or pay all of the remaining Interim Installment Payments (totaling $0.3 million as of the filing date of this Quarterly Report) on or before the Settlement Date, GEL may terminate the Settlement Agreement. Blue Dolphin can provide no assurance that the Lazarus Parties will be able to timely make the remaining Deferred Interim Installment Payments or that the consummation of the Settlement will occur. If the Lazarus Parties do not timely make the remaining Deferred Interim Installment Payments or another event of default under the Settlement Agreement occurs and the Settlement Agreement is terminated, GEL may seek to enforce the Final Award against the Lazarus Parties, in which case, Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws.

As of the filing date of this Quarterly Report, GEL has received the following amounts from the Lazarus Parties toward reducing the outstanding balance of the Final Arbitration Award:

(in millions)

Initial payment (September 2017)	$3.7
Interim Payments (July 2018 to April 2019)	8.0
Settlement Payment (May 2019)	10.0
Deferred Interim Installment Payments (June 2019 to July 2019)	0.2

$21.9

The Interim Payments did not reduce the amount of the Settlement Payment, but such payments did reduce the Final Arbitration Award. At the time of the Settlement, the difference between the amounts paid to GEL by the Lazarus Parties and the amount we have accrued on our consolidated balance sheet for arbitration award payable will be recognized as a gain on our consolidated statement of operations. At June 30, 2019 and December 31, 2018, accrued arbitration award payable on our consolidated balance sheet was $9.5 million and $21.1 million, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

Defaults Under Veritex Secured Loan Agreements. LE and LRM each have loans with Veritex Community Bank (“Veritex”), as successor in interest to Sovereign Bank (“Sovereign”) by merger, in the original aggregate amount of $35.0 million. These Veritex loans are guaranteed 100% by the United States Department of Agriculture (“USDA”).

●
Events of Default. Veritex delivered to obligors notices of default under secured loan agreements with Veritex, stating that the Final Arbitration Award constitutes an event of default under the secured loan agreements. The occurrence of an event of default permits Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. Veritex has not accelerated or called due the secured loan agreements considering the Settlement Agreement. Instead, Veritex has expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.

●
Financial Covenant Defaults. In addition to existing events of default related to the Final Arbitration Award, at June 30, 2019, LE and LRM were in violation of certain financial covenants in secured loan agreements with Veritex. Covenant defaults under the secured loan agreements would permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available.

The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2019 and December 31, 2018 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet financial covenants in the secured loan agreements in the future.

Veritex has been working with LE and LRM and continues to be aware and party to all discussions and arrangements with GEL surrounding the executed settlement agreement and all amendments and extensions with GEL. In a notice to obligors dated April 30, 2019 (the "Veritex Consent'), Veritex agreed to waive certain covenant defaults and forbear from enforcing its remedies under the secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of a payment reserve account in the amount of $1.0 million as required by one of the secured loan agreements on or before August 31, 2019. Any exercise by Veritex of its rights and remedies under such secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. Further, Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws, and the trading prices of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety. (See “Note (11) Long-Term Debt and Accrued Interest” for additional disclosures related to Veritex and the secured loan agreements.)

Consecutive Quarterly Net Losses and Working Capital Deficits. For the three months ended June 30, 2019, we reported a net loss of $3.3 million, or a loss of $0.30 per share. Comparatively, we reported income of $1.8 million, or income of $0.17 per share, for the three months ended June 30, 2018. For the six months ended June 30, 2019, we reported a net loss of $2.6 million, or a loss of $0.23 per share. Comparatively, we reported income of $1.7 million, or income of $0.15 per share, for the six months ended June 30, 2018.

We had a working capital deficit of $73.8 million and $71.9 million at June 30, 2019 and December 31, 2018, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $31.8 million and $30.0 at June 30, 2019 at December 31, 2018, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

Operating Risks. Successful execution of our business strategy depends on several key factors, including the Settlement with GEL, having adequate working capital, obtaining credit to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon Facility, meeting contractual obligations, and having favorable margins on refined petroleum products. Management believes that it is continuing to take the appropriate steps to improve our operations and financial stability. However, there can be no assurance that our business strategy will be successful, that LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing or meet financial assurance (bonding) requirements on commercially reasonable terms or at all. If Veritex exercises its rights and remedies under the secured loan agreements or if the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws.

For additional disclosures related to the Final Arbitration Award, the Settlement Agreement, defaults under secured loan agreements, our business strategy, and risk factors that could materially affect our future business, financial condition and results of operations, refer to the following section in this Quarterly Report:

●
Item 1. Financial Statements:
  -
Note (9) Related-Party Transactions
  -
Note (11) Long-Term Debt and Accrued Interest
  -
Note (18) Commitments and Contingencies – Legal Matters

●
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
  -
Final Arbitration Award and Settlement Agreement
  -
Results of Operations
  -
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

The consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or for any other period.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

(3)	Significant Accounting Policies

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

Restricted Cash. Restricted cash, current portion primarily represents a payment reserve account held by Veritex as security for payments under a loan agreement. Restricted cash, noncurrent represents funds held in the Veritex disbursement account for payment of construction related expenses to complete building new petroleum storage tanks.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses collectability primarily based on the current aging status of the customer's account, our historical collection experience with the customer, and the customer's financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole.  We had an allowance for doubtful accounts of $0.1 million at both June 30, 2019 and December 31, 2018.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

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

Refinery Operations Revenue. Revenue from the sale of refined petroleum products is recognized when the product is sold to the customer in fulfillment of performance obligations. Each load of refined petroleum product is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are met when control is transferred to the customer. Control is transferred to the customer when the product has been lifted or, in cases where the product is not lifted immediately (bill and hold arrangements), when the product is added to the customer’s bulk inventory as stored at the Nixon Facility.

We consider a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the refined petroleum product, the transfer of significant risks and rewards, our rights to payment, and transfer of legal title. In each case, the term between the sale and when payment is due is not significant. Transportation, shipping, and handling costs incurred are included in cost of goods sold. Excise and other taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any net operating loss (“NOL”) carryforwards. When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of June 30, 2019 and December 31, 2018. We expect to recover deferred tax assets related to the Alternative Minimum Tax (“AMT”) credit carryforwards. In addition, we have NOL carryforwards that remain available for future use.

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2019 and December 31, 2018, there were no uncertain tax positions for which a reserve or liability was necessary. (See “Note (16) Income Taxes” for further information related to income taxes.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

We recorded an ARO liability related to future asset retirement costs associated with dismantling, relocating, or disposing of our offshore platform, pipeline systems, and related onshore facilities, as well as for plugging and abandoning wells and restoring land and sea beds. The cost estimates for each of our assets were developed based upon regulatory requirements, structural makeup, water depth, reservoir characteristics, reservoir depth, equipment demand, current retirement procedures, and construction and engineering consultations. Estimating future costs are difficult and require management to make judgments that are subject to future revisions based upon numerous factors, including changing technology, political, and regulatory environments. We review our assumptions and estimates of future abandonment costs on an annual basis. (See “Note (13) Asset Retirement Obligations” for additional information related to our AROs.)

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

ASU 2014-09, Revenue from Contracts with Customers (ASC 606). We adopted this accounting pronouncement effective January 1, 2018, using a modified retrospective approach, which required us to apply the new revenue standard to: (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018. In accordance with this approach, our consolidated revenues for the periods prior to January 1, 2018 were not revised. In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). ASU 2018-18 clarifies the interaction between ASC 808 and ASC 606. Our implementation activities related to ASC 606 are complete, and we did not have any material differences in the amount or timing of revenues as a result of the adoption of ASC 606. Our largest revenue streams consist of orders received from our customers for crude-oil derived specialty products based on market prices. These revenues are recognized at a point in time upon transfer of control of the product in accordance with contractual terms. With respect to ASC 808, we are not party to a collaborative agreement with a third party.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

New Pronouncements Issued, Not Yet Effective. The following are recently issued, but not yet effective, ASU’s that may influence our consolidated financial position, results of operations, or cash flows:

ASU 2019-07, Codification Updates to SEC Sections. In July 2019, FASB issued ASU 2019-07. This ASU amends certain SEC sections or paragraphs within the FASB ASC. The amendments are being made pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update). The SEC Final Rule Releases, which also require improvements to the eXtensible Business Reporting Language (“XBRL”) taxonomy, were made to improve, update, and simplify SEC regulations on financial reporting and disclosure. For public companies, the amendments in ASU 2019-07 are effective upon issuance. We do not expect adoption of this guidance to have a significant impact on our consolidated financial statements.

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

ASU 2018-05, Income Taxes (Topic 740).  In March 2018, FASB issued ASU 2018-05. This guidance amends SEC paragraphs in ASC 740, Income Taxes, to reflect Staff Accounting Bulletin No. 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment.  This guidance also includes amendments to the XBRL Taxonomy.  For public business entities, the amendments in ASU 2018-05 are effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  We do not expect adoption of this guidance to have a significant impact on our consolidated financial statements.

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

Revenue from Contracts with Customers.

Disaggregation of Revenue. Revenue is presented in the table below under “Segment Information” disaggregated by business segment because this is the level of disaggregation that management has determined to be beneficial to users of our financial statements.

Receivables from Contracts with Customers. Our receivables from contracts with customers are presented as receivables, net on our consolidated balance sheets.

Remaining Performance Obligations. Most of our contracts with customers are spot contracts and therefore have no remaining performance obligations.

Segment Information. Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended June 30,
	2019				2018
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Tolling and	Corporate
	Operations	Terminaling	& Other	Total	Operations	Terminaling	& Other	Total

Net revenues (excluding intercompany fees and sales)	$77,257	$1,088	$-	$78,345	$88,265	$850	$-	$89,115
Intercompany fees and sales	(653)	653	-	-	(875)	875	-	-
Operation costs and expenses(1)	(78,376)	(363)	(56)	(78,795)	(85,197)	(47)	(134)	(85,378)
Segment contribution margin	$(1,772)	$1,378	$(56)	$(450)	$2,193	$1,678	$(134)	$3,737
General and administrative expenses	(274)	(62)	(243)	(579)	(314)	(62)	(312)	(688)
Depreciation and amortization	(483)	(99)	(51)	(633)	(417)	(46)	-	(463)
Interest and other non-operating expenses, net				(1,637)				(750)

Income (loss) before income taxes				(3,299)				1,836

Net income (loss)				$(3,299)				$1,836

Capital expenditures	$371	$-	$-	$371	$351	$340	$-	$691

Identifiable assets	$50,463	$18,500	$2,186	$71,149	$54,966	$19,317	$964	$75,247

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

	Six Months Ended June 30,
	2019				2018
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Tolling and	Corporate
	Operations	Terminaling	& Other	Total	Operations	Terminaling	& Other	Total

Net revenues (excluding intercompany fees and sales)	$145,115	$2,157	$-	$147,272	$159,777	$1,584	$-	$161,361
Intercompany fees and sales	(1,259)	1,259	-	-	(1,546)	1,546	-	-
Operation costs and expenses(1)	(143,678)	(727)	(113)	(144,518)	(155,348)	(388)	(244)	(155,980)
Segment contribution margin	$178	$2,689	$(113)	$2,754	$2,883	$2,742	$(244)	$5,381
General and administrative expenses	(606)	(105)	(538)	(1,249)	(708)	(104)	(690)	(1,502)
Depreciation and amortization	(948)	(198)	(77)	(1,223)	(826)	(92)	-	(918)
Interest and other non-operating expenses, net				(2,834)				(1,493)

Income (loss) before income taxes				(2,552)				1,468

Income tax benefit				-				217

Net income (loss)				$(2,552)				$1,685

Capital expenditures	$411	$83	$-	$494	$687	$544	$-	$1,231

Identifiable assets	$50,463	$18,500	$2,186	$71,149	$54,966	$19,317	$964	$75,247

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

In June 2018, Blue Dolphin obtained 100% of the issued and outstanding membership interest of NPS from Lazarus Midstream pursuant to an Assignment Agreement. The transaction represents transfer of a vacant shell entity owned by Lazarus Midstream to Blue Dolphin for the nominal fee of $10.00. The assignment of interest facilitated the Lazarus Parties obtaining the Settlement Financing under the Settlement Agreement.

The assignment was accounted for as a combination of entities under common control. Accordingly, the recognized assets and liabilities of NPS were transferred at their carrying amounts at the date of transfer and the results of operations are included for the three and six months ended June 30, 2019. NPS did not have significant assets, liabilities or results of operations for the three and six months ended June 30, 2018. NPS holds a leasehold interest in petroleum storage tanks at the Nixon Facility. NPS’ revenues and expenses are included in our Tolling and Terminaling business segment.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)

Prepaid insurance	$750	$437
Prepaid crude oil and condensate	350	1,166
Prepaid easement renewal fees	132	-
Other prepaids	51	183

	$1,283	$1,786
(7)	Inventory

Inventory as of the dates indicated consisted of the following:
	June 30,	December 31,
	2019	2018
	(in thousands)

Crude oil and condensate	$1,086	$861
AGO	463	276
Naphtha	141	143
Chemicals	84	106
Propane	18	17
LPG mix	5	5
HOBM	-	102

	$1,797	$1,510

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:
	June 30,	December 31,
	2019	2018
	(in thousands)

Refinery and facilities	$66,308	$63,058
Land	566	566
Other property and equipment	833	747
	67,707	64,371

Less: Accumulated depletion, depreciation, and amortization	(11,575)	(10,429)
	56,132	53,942

Construction in progress	7,948	10,755

	$64,080	$64,697

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. Capitalized interest, which is recorded as part of the asset to which it relates, is depreciated over the asset’s useful life. Interest cost capitalized, which is currently included in construction in progress, was $0.7 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively. Capital expenditures at the Nixon Facility are being funded by working capital derived from revenue from operations and LEH and its affiliates (including Jonathan Carroll), as well as from long-term debt from Veritex that was secured in 2015 for expansion of the Nixon Facility. Unused amounts under the Veritex loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Note (11) Long-Term Debt and Accrued Interest” for additional disclosures related to borrowings for capital spending.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

(9)	Related-Party Transactions

Related Parties. Blue Dolphin and certain of its subsidiaries are party to several agreements with LEH and its affiliates. Management believes that these related-party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions. Related-party transactions consist of the following parties:

LEH. LEH is our controlling shareholder. Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH. Together, LEH and Jonathan Carroll owned 79.8% of our Common Stock at June 30, 2019. Related-party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) an office sublease-agreement with BDSC. Additionally, in June 2018, Blue Dolphin obtained 100% of the issued and outstanding membership interest of NPS from Lazarus Midstream for the nominal fee of $10.00 pursuant to an Assignment Agreement. (See “Note (5) NPS Assignment” for further discussion related to the NPS transaction.)

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

Operations Related Agreements.

Amended and Restated Operating Agreement. LEH operates and manages all Blue Dolphin properties pursuant to the Amended and Restated Operating Agreement. The Amended and Restated Operating Agreement, which was restructured in 2017 following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL, expires: (i) April 1, 2020, (ii) upon written notice by either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in our best interest. LEH receives a management fee calculated as 5% of certain of our direct operating expenses. During the fourth quarter of 2018, the management fee was changed to be calculated based on year to date operating expenses incurred, regardless of whether they were paid for by LEH or LE. The management fee was previously reflected within refinery operating expenses in our consolidated statements of operations. The management fee is currently reflected as the ‘LEH operating fee’ in our consolidated statements of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
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

Promissory Notes (In Default). Working capital provided to Blue Dolphin in the form of non-cash advances whereby accounts payable, related party was converted to debt under promissory notes are reflected below. The promissory notes matured in January 2019. Interest, which is compounded annually, is still accruing at a rate of 8.00% and is reported as part of the outstanding balance. Promissory notes to LEH, Ingleside and Jonathan Carroll, which are reflected within long-term debt, related party, are currently in default.

●
June LEH Note. The June LEH Note reflects amounts owed to LEH at June 30, 2019 under the Amended and Restated Operating Agreement.

●
March Ingleside Note. The March Ingleside Note reflects amounts owed to Ingleside at June 30, 2019 under the Amended and Restated Tank Lease Agreement.

●
March Carroll Note. The March Carroll Note reflects amounts owed to Jonathan Carroll at June 30, 2019 under the guaranty fee agreements. See "Amended and Restated Guranty Fee Agreements" below for additional information.

Amended and Restated Guaranty Fee Agreements. Jonathan Carroll was required to provide a guarantee for repayment of funds borrowed and interest accrued under certain LE and LRM USDA-guaranteed loans. For his personal guarantee, LE and LRM each entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earns a fee equal to 2.00% per annum of the outstanding principal balance owed under the loan agreements. Effective in April 2017, the Guaranty Fee Agreements were amended and restated (the “Amended and Restated Guaranty Fee Agreements”) to reflect payment 50% in cash and 50% in Blue Dolphin Common Stock. Amounts owed to Jonathan Carroll under Amended and Restated Guaranty Fee Agreements are reflected within long-term debt, related party, net of current portion in our consolidated balance sheets. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.

As previously disclosed, the GEL Letter Agreement (and its amendments) and the Settlement Agreement prohibited the Lazarus Parties from making payments to Jonathan Carroll pursuant to the Amended and Restated Guaranty Fee Agreements. Once the Settlement occurs, payment of outstanding amounts owed to Jonathan Carroll under the guaranty fee agreements will be made and regular payments will resume. Jonathan Carroll has received no payments under guaranty fee agreements, either in cash or common stock, since May 2017.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

Financial Statements Impact.

Consolidated Balance Sheets. Accounts payable, related party to LMT associated with the Dock Tolling Agreement were $1.8 million and $1.5 million at June 30, 2019 and December 31, 2018, respectively.

Long-term debt, related party, current portion and interest payable, related party, as of the dates indicated was as follows:

	June 30,	December 31,
	2019	2018

	(in thousands, except percent amounts)
LEH
June LEH Note (in default)	$736	$611
BDPL Loan Agreement (in default)	5,854	5,534
LEH total	6,590	6,145
Ingleside
March Ingleside Note (in default)	1,333	1,283
Jonathan Carroll
March Carroll Note (in default)	1,515	1,147

	9,438	8,575

Less: Long-term debt, related party, current portion, in default	(7,584)	(7,041)
Less: Interest payable, related party (in default)	(1,854)	(1,534)

	$-	$-

Consolidated Statements of Operations. Revenue from related parties was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(in thousands, except percent amounts)
Refinery operations
LEH	$24,173	30.2%	$25,549	28.6%	$44,982	30.2%	$46,116	28.6%
Other customers	53,084	68.3%	62,716	70.4%	100,133	68.3%	113,661	70.4%
Tolling and terminaling
Other customers	1,088	1.5%	850	1.0%	2,157	1.5%	1,584	1.0%

	$78,345	100.0%	$89,115	100.0%	$147,272	100.0%	$161,361	100.0%

Fees associated with the Dock Tolling Agreement with LMT totaled $0.2 million for both three-month periods ended June 30, 2019 and 2018. Fees associated with the Dock Tolling Agreement with LMT totaled $0.4 million for both six-month periods ended June 30, 2019 and 2018.

Lease payments received under the office sub-lease agreement with LEH totaled $0.01 million for the three months ended June 30, 2019 and 2018. Lease payments received under the office sub-lease agreement with LEH totaled $0.02 million for the six months ended June 30, 2019 and 2018.

The LEH operating fee totaled approximately $0.2 million in both three-month periods ended June 30, 2019 and 2018. For both six-month periods ended June 30, 2019 and 2018, the LEH operating fee totaled approximately $0.3 million.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

Interest expense associated with the BDPL Loan Agreement, Amended and Restated Guaranty Fee Agreements, and related-party promissory notes (the June LEH Note, the March Ingleside Note, and the March Carroll Note) for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034	$111	$115	$223	$230
Second Term Loan Due 2034
March Carroll Note (in default)	28	15	53	16
LEH
BDPL Loan Agreement (in default)	160	162	320	323
June LEH Note (in default)	16	1	23	-
Ingleside
March Ingleside Note (in default)	26	24	52	71

	$387	$364	$763	$734

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)

Unearned revenue	$1,023	$434
Insurance	382	61
Board of director fees payable	338	273
Property taxes	121	48
Other payable	167	265
Excise and income taxes payable	64	47
Customer deposits	10	109
Easement payable	-	223
Accrued rent	-	111

	$2,105	$1,571

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

(11)	Long-Term Debt and Accrued Interest

Outstanding Balances. Our Long-term debt consists of: (i) a LE $25.0 million loan with Veritex (the “First Term Loan Due 2034”), (ii) a LRM $10.0 million loan with Veritex (the “Second Term Loan Due 2034”), and (iii) a LE loan with Notre Dame Investors, Inc. as evidenced by a promissory note that is currently held by John Kissick (the “Notre Dame Debt”). As described within this “Note (11”) Long-Term Debt and Accrued Interest,” certain of our long-term debt is currently in default. See “Note (9) Related-Party Transactions” for additional disclosures regarding long-term debt, related party and interest payable, related party.

Long-term debt, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)

First Term Loan Due 2034 (in default)	$22,365	$22,593
Second Term Loan Due 2034 (in default)	9,184	9,353
Notre Dame Debt (in default)	8,219	7,821
Capital lease	-	41

	$39,768	$39,808

Less: Current portion of long-term debt, net	(34,355)	(34,863)
Less: Unamortized debt issue costs	(1,942)	(2,006)
Less: Interest payable (in default)	(3,471)	(2,939)

	$-	$-

Unamortized debt issue costs related to long-term debt as of the dates indicated consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)

First Term Loan Due 2034 (in default)	$1,674	$1,674
Second Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(500)	(436)

	$1,942	$2,006

Amortization expense was $0.03 million for the three months ended June 30, 2019 and 2018. Amortization expense was $0.06 million for the six months ended June 30, 2019 and 2018.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

Accrued interest related to long-term debt, which is reflected as interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)

Notre Dame Debt (in default)	$3,241	$2,843
First Term Loan Due 2034 (in default)	183	43
Second Term Loan Due 2034 (in default)	47	53

	3,471	2,939

Less: Interest payable (in default)	(3,471)	(2,939)

Long-term interest payable, net of current portion	$-	$-

USDA-Guaranteed Loans. The First Term Loan Due 2034 and Second Term Loan Due 2034 are guaranteed 100% by the USDA. The USDA, acting through its agencies, administers a federal rural credit program that makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes. Each USDA guarantee is a full faith and credit obligation of the United States with the USDA guaranteeing up to 100% of the principal amount of guaranteed loans. The lender on each USDA-guaranteed loan is required by regulation to retain the unguaranteed portion of the guaranteed loan, to service the entire underlying guaranteed loan, including the USDA-guaranteed portion and the unguaranteed portion, and to remain mortgage and/or secured party of record. The USDA-guaranteed portion and the unguaranteed portion of the loan are to be secured by the same collateral with equal lien priority. The USDA-guaranteed portion of a loan cannot be paid later than, or in any way be subordinated to, the related unguaranteed portion.

Amended and Restated Guaranty Fee Agreements. As a condition of the First Term Loan Due 2034 and Second Term Loan Due 2034, Jonathan Carroll was required to provide a guarantee for repayment of funds borrowed and interest accrued under the USDA-guaranteed loans. LEH, LRM and Blue Dolphin also cross-guaranteed the First Term Loan Due 2034 and Second Term Loan Due 2034. (See “Note (9) Related-Party Transactions” for additional disclosures related to LEH, Jonathan Carroll, and the Amended and Restated Guaranty Fee Agreements, as well as a breakdown of guaranty fee expenses incurred related to the First Term Loan Due 2034 and Second Term Loan Due 2034.)

Defaults in USDA-Guaranteed Loan Agreements. As described elsewhere in this Quarterly Report, Veritex notified LE and LRM that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and the Second Term Loan Due 2034. In addition to existing events of default related to the Final Arbitration Award, at June 30, 2019, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt-to-net worth ratio financial covenants related to the First Term Loan Due 2034 and Second Term Loan 2034. LE also failed to replenish a payment reserve account as required under the First Term Loan Due 2034. The occurrence of events of default under the First Term Loan Due 2034 and Second Term Loan Due 2034 permits Veritex to declare the amounts owed under the First Term Loan Due 2034 and Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE and LRM’s obligations under the loan agreements, and/or exercise any other rights and remedies available. Veritex has not accelerated or called due the First Term Loan Due 2034 and Second Term Loan Due 2034 considering the Settlement Agreement. Instead, Veritex has expressly reserved all its rights, privileges and remedies related to events of default under the First Term Loan Due 2034 and Second Term Loan Due 2034 and informed LE and LRM that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

In the Veritex Consent, Veritex agreed to waive certain covenant defaults and forbear from enforcing its remedies under the secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of the $1.0 payment reserve account in the amount as required under the First Term Loan Due 2034 on or before August 31, 2019. Any exercise by Veritex of its rights and remedies under the First Term Loan Due 2034 and Second Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations and would likely require Blue Dolphin to seek protection under bankruptcy laws. (See “Note (1) Organization – Going Concern” and “– Operating Risks” for additional disclosures related to the First Term Loan Due 2034 and Second Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

Key Terms of Long-Term Debt.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

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

(12)	Line of Credit Payable

Line of credit payable consists of a line of credit, guarantee and security agreement between NPS and Pilot  (the “Pilot Line of Credit”). NPS and Pilot entered the Pilot Line of Credit on May 3, 2019. The parties to the Pilot Line of Credit subsequently entered into amendments to the Pilot Line of Credit on May 9, 2019 and May 10, 2019.

Line of credit payable, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)

Pilot Line of Credit	$12,902	$-

Less: Unamortized debt issue costs	(625)	-
Less: Interest payable	(102)	-

	$12,175	$-

Key terms of the Pilot Line of Credit are as follow:

Principal Amount:	Up to $12.8 million
Maturity Date:	May 2020
Interest Payment:	$0.2 million monthly
Interest Rate:	12.00% per annum

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

The Pilot Line of Credit was primarily used to fund the Settlement Payment to GEL. Remaining funds are being used to finance NPS' purchase of crude oil from Pilot pursuant to certain purchase and supply agreements and to provide working capital. The Pilot Line of Credit contains customary affirmative and negative covenants and events of default and is secured by (i) NPS receivables, (ii) NPS assets, including a tank lease (the “Tank Lease”), and (iii) LRM receivables. On May 3, 2019, as an inducement to Pilot’s entry into the Pilot Line of Credit, Blue Dolphin and Pilot entered into a Pledge Agreement (the “Pledge Agreement”) whereby Blue Dolphin pledged its equity interests in NPS to Pilot to secure NPS’ obligations under the Pilot Line of Credit. Blue Dolphin, LE, LRM, and LEH have each guaranteed NPS’ obligations under the Pilot Line of Credit. On May 10, 2019, LE, NPS, Pilot and Veritex entered into a Subordination and Attornment Agreement (the “Subordination Agreement”), providing that, if Veritex in its capacity as a secured lender of LE and LRM were to foreclose on LE property that NPS was leasing from LE pursuant to the Tank Lease, Veritex would permit the continued performance of obligations under the Tank Lease so long as certain conditions are met. The effectiveness of the Subordination Agreement is subject to certain conditions, including the agreement and concurrence of the USDA.

(13)	Asset Retirement Obligations

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

Due to the length of inactivity of our pipelines and facilities assets, BDPL is required by the Bureau of Ocean Energy Management (“BOEM”) to abandon-in-place certain pipelines and remove an anchor platform in federal waters. BDPL has been in communications with BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) related to abandonment operations and associated pipeline financial assurance requirements. Management anticipates performing certain abandonment operations during 2019, however, timing depends on several factors, including resource availability and weather. As of the date of this Quarterly Report, decommissioning work has not yet commenced.

Plugging and abandonment costs are recorded during the period incurred or as information becomes available to substantiate actual and/or probable costs.

Changes to our ARO liability for the periods indicated were as follows:
	June 30,	December 31,
	2019	2018
	(in thousands)

Asset retirement obligations, at the beginning of the period	$2,580	$2,315
Accretion expense	-	265
	2,580	2,580
Less: asset retirement obligations, current portion	(2,580)	(2,580)

Long-term asset retirement obligations, at the end of the period	$-	$-

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

(14)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor. At June 30, 2019 and December 31, 2018, we had cash balances (including restricted cash) of more than the FDIC insurance limit per depositor in the amount of $1.5 million and $1.2 million, respectively.

Key Supplier. Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We currently have in place a month-to-month crude supply contract with Pilot. In connection with the crude supply agreement, Pilot stores its crude oil at the Nixon Facility pursuant to a terminal services agreement. Pilot currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect Pilot to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances. Therefore, we believe that our accounts receivable credit risk exposure is limited.

For the three months ended June 30, 2019, we had 4 customers that accounted for approximately 98.7% of our refined petroleum product sales. LEH, a related party, was 1 of these 4 significant customers and accounted for approximately 31.3% of our refined petroleum product sales.  At June 30, 2019, these 4 customers represented approximately $0.6 million in accounts receivable.  LEH represented approximately $0.5 million in accounts receivable. LEH purchases our jet fuel and resells the jet fuel to a government agency. LEH bids for jet fuel contracts are evaluated under preferential pricing terms due to its HUBZone certification. (See “Note (9) Related-Party Transactions,” “Note (11) Long-Term Debt and Accrued Interest,” and “Note (18) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

For the six months ended June 30, 2019, we had 4 customers that accounted for approximately 98.0% of our refined petroleum product sales. LEH was 1 of these 4 significant customers and accounted for approximately 31.0% of our refined petroleum product sales.  At June 30, 2019, these 4 customers represented approximately $0.6 million in accounts receivable.  LEH represented approximately $0.5 million in accounts receivable.

For the three months ended June 30, 2018, we had 5 customers that accounted for approximately 96.7% of refinery operations revenue.  LEH was 1 of these 5 significant customers and accounted for approximately 28.9% of refinery operations revenue.  At June 30, 2018, these 5 customers represented approximately $0.7 million in accounts receivable.  LEH represented approximately $0 in accounts receivable.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we occasionally sell low-sulfur diesel to customers that export to Mexico. Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(in thousands, except percent amounts)

LPG mix	$1	0.0%	$-	0.0%	$9	0.0%	$3	0.0%
Naphtha	15,416	20.3%	23,648	26.8%	29,211	20.1%	39,966	25.0%
Jet fuel	24,173	30.7%	25,549	28.9%	44,982	31.0%	46,116	28.9%
HOBM	16,747	23.8%	22,430	25.4%	32,907	22.7%	38,859	24.3%
AGO	20,920	25.2%	16,638	18.9%	38,006	26.2%	34,833	21.8%

	$77,257	100.0%	$88,265	100.0%	$145,115	100.0%	$159,777	100.0%

(15)	Leases

We adopted the new lease accounting guidance using the modified retrospective method and applied it to all leases based on the contract terms in effect as of January 1, 2019. For existing contracts, we carried forward our historical assessment of: (i) whether contracts are or contain leases, (ii) lease classification, and (iii) initial direct costs.

As of June 30, 2019, leases were as follow:

●
Office Lease (Operating Lease). BDSC has an office lease related to our principal office space in Houston, Texas. The 68-month operating lease expires in 2023. BDSC has the option to extend the lease term for one additional five (5) year period if notice of intent to extend is provided to the lessor at least twelve (12) months before the end of the current term. LEH subleases a portion of this leased office space (see “Note (9) Related-Party Transactions” related to the LEH office sub-lease agreement).  Sublease income received from LEH totaled $0.01 million for both three-month periods ended June 30, 2019 and 2018. Sublease income received from LEH totaled $0.02 million for both six-month periods ended June 30, 2019 and 2018.

●
Crane (Finance Lease). In January 2018, LE entered a 24-month lease for the purchase of a 20-ton crane for use at the Nixon Facility. The lease requires a negligible monthly payment and matures in January 2020.

●
Backhoe Rent-to-Own Agreement (Finance Lease). In May 2019, LE entered into a 12-month equipment rental agreement with the option to purchase the backhoe at maturity. The backhoe is being used at the Nixon Facility.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

For leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of the fixed lease payments over the lease term. Since the leases do not provide a readily-determinable discount rate, we use the incremental borrowing rate to discount lease payments to present value. The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

	Classification on Consolidated Balance Sheet	June 30, 2019
		(in thousands)
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$787
Less: Accumulated amortization on operating lease assets	Operating lease right-of-use assets	(67)
		720

Finance lease assets	Property and equipment, net	180
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(21)
		159
Total lease assets		$879

Liabilities
Current
Operating lease	Current portion of lease liabilities	$167
Finance leases	Current portion of lease liabilities	104
		271
Noncurrent
Operating lease	Long-term lease liabilities, net of current	654
Total lease liabilities		$925

Weighted average remaining lease term in years
Operating lease	4.17
Finance leases	0.80
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

The following table presents information related to lease costs for finance and operating leases:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(in thousands)

Operating lese costs	$51	$77
Finance lease costs:
Depreciation of leased assets	4	8
Interest on lease liabilities	1	2
Total lease cost	56	$87

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$40	$96
Operating cash flows for finance leases	1	2
Financing cash flows for finance leases	10	21

As of June 30, 2019, maturities of lease liabilities for the periods indicated were as follows:

	Operating Lease	Financing Leases	Total
	(in thousands)

2019	$82	$31	$113
2020	175	73	248
2021	194	-	194
2022	215	-	215
2023	155	-	155

	$821	$104	$925

As of June 30, 2019, our future minimum annual lease commitments that are non-cancelable for the periods indicated are as follow:

Operating
Lease
(in thousands)

2019	$114
2020	230
2021	233
2022	237
2023	161

$975

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

(16)	Income Taxes

The provision for income tax benefit for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Current
Federal	$-	$-	$-	$108
State	-	-	-	-
Deferred
Change in valuation allowance	-	-	-	109

Total provision for income taxes	$-	$-	$-	$217

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

Deferred income taxes as of the dates indicated consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)

Deferred tax assets:
Net operating loss and capital loss carryforwards	$13,365	$11,260
Accrued arbitration award payable	1,256	2,850
Business interest expense	1,299	704
Start-up costs (crude oil and condensate processing facility)	636	678
Asset retirement obligations liability/deferred revenue	541	542
AMT credit and other	50	108
Total deferred tax assets	17,147	16,142

Deferred tax liabilities:
Basis differences in property and equipment	(5,564)	(5,153)
Total deferred tax liabilities	(5,564)	(5,153)

	11,583	10,989

Valuation allowance	(11,533)	(10,881)

Deferred tax assets, net	$50	$108

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

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

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2017	$9,614	$30,219	$39,833

Net operating losses	-	7,116	7,116

Balance at December 31, 2018	$9,614	$37,335	$46,949

Net operating losses	-	10,021	10,021

Balance at June 30, 2019	$9,614	$47,356	$56,970

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At June 30, 2019 and December 31, 2018, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of June 30, 2019 and December 31, 2018.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

(17)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)

Net income (loss)	$(3,299)	$1,836	$(2,552)	$1,685

Basic and diluted loss per share	$(0.30)	$0.17	$(0.23)	$0.15

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,975,514	10,925,513	10,975,514	10,925,513

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for three and six months ended June 30, 2019 and 2018 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

(18)	Commitments and Contingencies

Legal Matters.

Final Arbitration Award and Settlement Agreement. See “Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” and "Part II, Item 1. Legal Proceedings” for additional disclosures related to the Final Arbitration Award and the Settlement Agreement.

Veritex Secured Loan Agreement Events of Default. See “Note (1) Organization – Going Concern – Defaults under Secured Loan Agreements” and “Note (11) Long-Term Debt and Accrued Interest” for disclosures related to defaults under Veritex secured loan agreements.

Other Legal Matters. We are involved in lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens, contract-related disputes, administrative proceedings, and financial assurance (bonding) requirements with regulatory bodies. Management is in discussion with all concerned parties and does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that such discussions will result in a manageable outcome or that we will be able to meet financial assurance (bonding) requirements. If Veritex exercises its rights and remedies under the secured loan agreements or if the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws.

Amended and Restated Operating Agreement. See “Note (9) Related-Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement.

Financing Agreements. See “Note (11) Long-Term Debt and Accrued Interest” and “Note (12) Line of Credit Payable” for additional disclosures related to financing agreements.

Guarantees. LEH and Jonathan Carroll provided guarantees on certain Blue Dolphin-related long-term debt. The maximum amount of any guarantee is reduced as payments are made. See “Note (11) Long-Term Debt and Accrued Interest” for additional disclosures related to guarantees.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19
Notes to Consolidated Financial Statements (Continued)

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

Supplemental Pipeline Bonds. In a letter dated March 30, 2018, the Bureau of Ocean Energy Management (“BOEM”) ordered BDPL to provide additional supplemental bonds or acceptable financial assurance of approximately $4.8 million (the “Separate Orders”) within sixty (60) calendar days of receipt of the letter. The Separate Orders relate to five (5) existing pipeline rights-of-way. BOEM issued an Incident of Noncompliance (“INC”) for each Separate Order dated June 8, 2018 (the “June 2018 INCs”) and received by BDPL on June 11, 2018. BOEM asserts that the June 2018 INCs authorize BOEM to impose financial penalties on BDPL if it does not comply with the Separate Orders within twenty (20) days. BOEM asserts that potential penalties accrue for each day BDPL failed to comply after June 28, 2018.  BDPL appealed the June 2018 INCs on August 8, 2018. The Interior Board of Land Appeals (the “IBLA”) granted five extension requests that extended BDPL’s deadline for filing a Statement of Reasons with the IBLA until July 21, 2019. On July 21, 2019, BDPL filed an extension request with the IBLA to further extend the deadline. Since the IBLA did not act on BDPL’s extension request, the Statement of Reasons was due on August 9, 2019. On August 9, 2019, BDPL filed its Statement of Reasons with the IBLA as required. BDPL’s pending appeal of the June 2018 INCs does not relieve BDPL of its obligations to provide additional financial assurance in accordance with the Separate Orders, or of BOEM’s authority to impose financial penalties.

BDPL has been in discussions with BOEM to resolve the Separate Orders and the June 2018 INCs. There can be no assurance that BOEM will: (i) accept a proposal for a reduced amount of supplemental financial assurance, (ii) not require additional supplemental pipeline bonds related to BDPL’s existing pipeline rights-of-way, and/or (iii) not impose penalties under the June 2018 INCs. As a result, we are unable to predict the outcome of the Separate Orders, the settlement discussions with BOEM or their ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2019. As of June 30, 2019 and December 31, 2018, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM. If BDPL is required by BOEM to provide significant additional supplemental bonds or acceptable financial assurance or is assessed significant penalties under the June 2018 INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Idle Iron. The Bureau of Safety and Enviromental Enforcement ("BSEE") requires operators to decommission wells and platforms that have not been used in the past five (5) years for exploration and development operations or as infrastructure to support such operations. BDPL’s Blue Dolphin Pipeline has been inactive since September 2012. Due to the length of inactivity, BSEE required BDPL to: (i) flush and fill the Blue Dolphin Pipeline, (ii) abandon-in-place a portion of the Blue Dolphin Pipeline’s 20” segment and certain smaller diameter connecting lateral lines that reside offshore in federal waters and (iii) remove from federal waters the GA-288C anchor platform. In April 2016, BDPL submitted decommissioning permit applications to BSEE for three (3) pipeline segments – Segments #13101, #9428, and #15635 – and the GA-288C anchor platform. In June 2016, BDPL also submitted a decommissioning permit application to the U.S. Army Corps of Engineers ("USCOE") for abandonment of Segment #9428. The permit applications were granted by BSEE at varying dates between August 2016 and April 2017. Work must typically be completed within 120 days from the date of permit approval. The USCOE withdrew BDPL’s decommissioning permit application in April 2018.

In a letter dated December 19, 2018, BSEE issued to BDPL an INC for its failure to flush and fill Segment #13101 (the “December 2018 INC”) pursuant to the pipeline decommissioning approval letter issued in March 2017. BSEE asserts that the December 2018 INC authorizes BSEE to impose financial penalties on BDPL if it does not comply with the December 2018 INC within ten (10) days. As of the date of this Quarterly Report, flushing of the pipeline segment has not yet commenced and decommission work has not yet begun. Management anticipates performing certain abandonment operations during 2019, however, timing depends several factors, including resource availability and weather.

BDPL has been in discussions with BSEE to resolve the December 2018 INC. There can be no assurance that BSEE will not impose penalties under the December 2018 INC. As a result, we are unable to predict BOEM’s response or the ultimate impact, if any, on our business, financial condition or results of operations. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2019. As of June 30, 2019, BDPL maintained $2.6 million in asset retirement obligations related to abandonment of these assets. If BDPL is assessed significant penalties under the December 2018 INC, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (the Quarterly Report”), references to “Blue Dolphin,” “we,” “us” and “our” are to Blue Dolphin Energy Company and its subsidiaries, unless otherwise indicated or the context otherwise requires. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the risk factors, financial statements, and related notes included thereto in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

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

Risks Related to Our Business and Industry

●
Failure to meet the terms and conditions set forth in the Settlement Agreement could have a material adverse effect on our business, financial condition, and results of operations and could materially adversely affect the value of an investment in our common stock. (See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” for disclosures related to the Settlement Agreement).
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

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
●
Our future success depends on our ability to acquire adequate crude oil levels on favorable terms to operate the Nixon refinery.
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

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

Company Overview

Blue Dolphin is a publicly traded Delaware corporation primarily engaged in the refining and marketing of petroleum products. We also provide tolling and storage terminaling services. Our assets, which are in Nixon, Texas, primarily include a 15,000-bpd crude distillation tower and approximately 1.1 million bbls of petroleum storage tanks (collectively the “Nixon Facility”). Pipeline transportation and oil and gas operations are no longer active. Blue Dolphin maintains a website at http://www.blue-dolphin-energy.com. Information on or accessible through Blue Dolphin’s website is not incorporated by reference in or otherwise made a part of this Quarterly Report.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

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

Relationship with Crude Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We currently have in place a month-to-month crude supply contract with Pilot Travel Centers LLC ("Pilot"). In connection with the crude supply agreement, Pilot stores its crude oil at the Nixon Facility pursuant to a terminal services agreement. Pilot currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect Pilot to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

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

Consolidated Results

Three Months Ended June 30, 2019 (the “Current Quarter”) Compared to June 30, 2018 (the “Prior Quarter”).

Total Revenue from Operations. For the Current Quarter, we had total revenue from operations of $78.3 million compared to total revenue from operations of $89.1 million for the Prior Quarter, a decrease of 12%. Approximately 99% of our revenue is derived from refinery operations while 1% is derived from tolling and terminaling. Refinery operations revenue decreased approximately $11.0 million in the Current Quarter compared to the Prior Quarter. The decrease in refinery operations revenue was due to lower commodity pricing per bbl on refined petroleum products sold and lower sales volume in the Current Quarter compared to the Prior Quarter. For the same period, tolling and terminaling revenue increased approximately $0.2 million, or approximately 28%, as a result of increased storage fees under new and renewed customer agreements.

Total Cost of Goods Sold. Total cost of goods sold was $78.6 million for the Current Quarter compared to $85.1 million for the Prior Quarter. The nearly 8% decrease in total cost of goods sold in the Current Quarter compared to the Prior Quarter related to lower commodity prices per bbl for crude oil and chemicals and decreased throughput volume.

Gross Profit (Loss) / Gross Margin (Deficit). For the Current Quarter, we had a gross loss of $0.2 million, or a gross deficit of less than 1%, compared to gross profit of $4.0 million, or gross margin of nearly 5%, for the Prior Quarter. The approximate $4.2 million decrease in gross profit between the periods primarily related to negative margins per bbl on certain of our refined petroleum products in the Current Quarter compared to the Prior Quarter.

LEH Operating Fee. The LEH operating fee under the Amended and Restated Operating Agreement totaled approximately $0.2 million in both the Current Quarter and the Prior Quarter. (See “Part I, Item 1. Financial Statements – Note (9) Related-Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement.)

General and Administrative Expenses. General and administrative expenses totaled $0.6 million in the Current Quarter compared to $0.7 million in the Prior Quarter, a decrease of nearly 16%. The decrease between the periods was primarily due to lower legal expenses related to the GEL matter.

Depreciation and Amortization. We recorded depreciation and amortization expenses of $0.6 million in the Current Quarter compared to $0.5 million in the Prior Quarter, an increase of nearly 37%. The increase related to placement in service of a new boiler and new petroleum storage tanks.

Other Expense. Total other expense was $1.6 million in the Current Quarter compared to $0.8 million in the Prior Quarter. Nearly all of other expense related to interest expense associated with the secured loan agreements with Veritex Community Bank (“Veritex”) and related-party debt. The increase in the Current Quarter compared to the Prior Quarter related to completion of certain construction in progress for which interest was no longer capitalized.

Net Income (Loss). For the Current Quarter, we reported net loss of $3.3 million, or a loss of $0.30 per share, compared to net income of $1.8 million, or income of $0.17 per share, for the Prior Quarter. The increase in net loss between the periods was primarily attributable to less favorable margins per bbl and lower sales throughput volume, which was offset by slightly increased tank rental revenue in the Current Quarter compared to the Prior Quarter.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

Six Months Ended June 30, 2019 (the “Current Six Months”) Compared to June 30, 2018 (the “Prior Six Months”).

Total Revenue from Operations. For the Current Six Months, we had total revenue from operations of $147.3 million compared to total revenue from operations of $161.4 million for the Prior Six Months, a decrease of nearly 9%. Approximately 99% of our revenue is derived from refinery operations while 1% is derived from tolling and terminaling. Refinery operations revenue decreased approximately $14.7 million in the Current Six Months compared to the Prior Six Months. The decrease in refinery operations revenue was due to lower commodity pricing per bbl on refined petroleum products sold in the Current Six Months compared to the Prior Six Months. For the same period, tolling and terminaling revenue increased approximately $0.6 million, or approximately 36%, as a result of increased storage fees under new and renewed customer agreements.

Total Cost of Goods Sold. Total cost of goods sold was $144.1 million for the Current Six Months compared to $155.6 million for the Prior Six Months. The 7% decrease in total cost of goods sold in the Current Six Months compared to the Prior Six Months related to lower commodity prices per bbl for crude oil and chemicals.

Gross Profit / Gross Margin. For the Current Six Months, gross profit totaled $3.2 million, or gross margin of approximately 2%, compared to gross profit of $5.8 million, or gross margin of nearly 4%, for the Prior Six Months. The decrease in gross profit between the periods primarily related to less favorable margins per bbl in the Current Six Months compared to the Prior Six Months.

LEH Operating Fee. The LEH operating fee under the Amended and Restated Operating Agreement totaled approximately $0.3 million in both the Current Six Months and the Prior Six Months. (See “Part I, Item 1. Financial Statements – Note (9) Related-Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement.)

General and Administrative Expenses. General and administrative expenses totaled $1.2 million in the Current Six Months compared to $1.3 million in the Prior Six Months, a decrease of approximately 7%. The decrease between the periods was primarily due to lower legal expenses related to the GEL matter.

Depreciation and Amortization. We recorded depreciation and amortization expenses of $1.2 million in the Current Six Months compared to $0.9 million in the Prior Six Months, an increase of approximately 33%. The increase related to placement in service of a new boiler and new petroleum storage tanks.

Other Expense. Total other expense was $2.8 million in the Current Six Months compared to $1.5 million in the Prior Six Months. Nearly all of other expense related to interest expense associated with the secured loan agreements with Veritex and related-party debt. The increase in the Current Six Months compared to the Prior Six Months related to completion of certain construction in progress for which interest was no longer capitalized.

Income Tax Benefit. We recognized an income tax benefit of $0 in the Current Six Months compared to $0.2 million in the Prior Six Months. Income tax benefit in the Prior Six Months related to a refundable Alternative Minimum Tax that was paid in prior periods. (See “Part I, Item 1. Financial Statements – Note (16) Income Taxes” for additional disclosures related to income taxes.)

Net Income (Loss). For the Current Six Months, we reported net loss of $2.6 million, or a loss of $0.23 per share, compared to net income of $1.7 million, or income of $0.15 per share, for the Prior Six Months. The increase in net loss between the periods was primarily attributable to less favorable margins per bbl, which was partially offset by slightly increased tank rental revenue in the Current Six Months compared to the Prior Six Months.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

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

Refining Gross Profit per Bbl – For the Current Quarter, we had a refining gross deficit of $1.18 per bbl compared to a refining gross profit of $2.79 per bbl for the Prior Quarter, reflecting a decrease of $3.97 per bbl. The decrease between the periods primarily related to negative margins per bbl on certain of our refined petroleum products in the Current Quarter compared to the Prior Quarter. (See “Glossary of Selected Energy and Financial Terms” in this Quarterly Report for the definition of gross margin per bbl.)

For the Current Six Months, we had refining gross profit of $0.49 per bbl compared to a refining gross profit of $1.97 per bbl for the Prior Six Months, reflecting a decrease of $1.48 per bbl. The decrease between the periods primarily related to less favorable refining margins per bbl in the Current Six Months compared to the Prior Six Months.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands except per bbl amounts)

Refinery operations revenue	$77,257	$88,265	$145,115	$159,777
Less: Total cost of goods sold	(78,556)	(85,090)	(144,072)	(155,582)
	(1,299)	3,175	1,043	4,195

Sales (Bbls)	1,104	1,139	2,133	2,131

Gross Margin per Bbl	$(1.18)	$2.79	$0.49	$1.97

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

Refinery Operations Throughput and Production Data

Operational metrics for the refinery for the periods indicated were as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Calendar Days	91	91	181	181
Refinery downtime	(7)	(5)	(18)	(21)
Operating Days	84	86	163	160

Total refinery throughput (bbls)	1,134,105	1,182,491	2,181,164	2,190,934
Operating days:
bpd	13,501	13,750	13,381	13,693
Capacity utilization rate	90.0%	91.7%	89.2%	91.3%
Calendar days:
bpd	12,463	12,994	12,051	12,105
Capacity utilization rate	83.1%	86.6%	80.3%	80.7%

Total refinery production (bbls)	1,102,340	1,150,782	2,125,169	2,129,334
Operating days:
bpd	13,123	13,381	13,038	13,308
Capacity utilization rate	87.5%	89.2%	86.9%	88.7%
Calendar days:
bpd	12,114	12,646	11,741	11,764
Capacity utilization rate	80.8%	84.3%	78.3%	78.4%

Note:
The small difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents a combination of multiple factors including refinery fuel use, elimination of some impurities originally present in the crude oil, loss, and other factors.

During the Current Quarter, the refinery experienced 7 days of downtime primarily related to equipment repairs. During the Prior Quarter, the refinery experienced 5 days of downtime primarily related to repair and maintenance of the naphtha stabilizer unit. During the Current Six Months, the refinery experienced 18 days of downtime primarily related to a maintenance turnaround and equipment repairs. During the Prior Six Months, the refinery experienced 21 days of downtime primarily related to repair and maintenance of the naphtha stabilizer unit and short maintenance turnarounds scheduled in January and March of 2018.

For the Current Quarter compared to the Prior Quarter, total refinery throughput bbls and total refinery production bbls decreased slightly as a result of increased downtime. For the Current Six Months compared to the Prior Six Months, total refinery throughput bbls and total refinery production bbls were relatively flat.

Refined Petroleum Product Sales Summary.

See “Part I, Item 1. Financial Statements – Note (14) Concentration of Risk” for a discussion of refined petroleum product sales.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

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

Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined petroleum products. The dollar per bbl price difference between crude oil and condensate (input) and refined petroleum products (output), is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. There can be no assurance that margins for refined petroleum products will be favorable, LEH and its affiliates will continue to fund our working capital needs in periods of working capital deficits, or we will be able to obtain additional financing on commercially reasonable terms or at all. Further, if the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin would likely be required to seek protection under bankruptcy laws.

Crude Oil and Condensate Supply.

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We currently have in place a month-to-month crude supply contract with Pilot. In connection with the crude supply agreement, Pilot stores its crude oil at the Nixon Facility pursuant to a terminal services agreement. Pilot currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect Pilot to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected if the Settlement Agreement is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, as well as other factors, including net losses, working capital deficits, and financial covenant defaults in secured loan agreements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

Cash Flow.

Our cash flow from operations for the periods indicated was as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Beginning cash, cash equivalents, and restricted cash	$1,680	$2,384	$1,665	$2,146

Cash flow from operations
Adjusted profit from operations	(2,509)	2,410	(1,140)	2,595
Change in assets and current liabilities	(8,912)	(2,091)	(10,154)	(1,475)

Total cash flow from operations	(11,421)	319	(11,294)	1,120

Cash inflows (outflows)
Proceeds from issuance of debt	12,402	-	12,402	-
Payments on debt	(291)	(235)	(541)	(475)
Net activity on related-party debt	(32)	235	229	452
Capital expenditures	(371)	(691)	(494)	(1,231)

Total cash inflows (outflows)	11,708	(691)	11,596	(1,254)

Total change in cash flows	287	(372)	302	(134)

Ending cash, cash equivalents, and restricted cash	$1,967	$2,012	$1,967	$2,012

For the Current Quarter, we experienced a cash flow deficit of $11.4 million compared to cash flow from operations of $0.3 million for the Prior Quarter. The $11.7 million decrease in cash flow from operations between the periods was primarily the result of payments toward the accrued arbitration award.

Working Capital.

We had a working capital deficit of $73.8 million and $71.9 million at June 30, 2019 and December 31, 2018, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $31.8 million and $30.0 at June 30, 2019 at December 31, 2018, respectively.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

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

For the next 12 to 18 months, we expect to continue to incur capital expenditures related to facility and land improvements and completion of an unfinished petroleum storage tank. Capital spending at the Nixon Facility is being funded by working capital derived from revenue from operations and LEH and its affiliates (including Jonathan Carroll), as well as from long-term debt from Veritex that was secured in 2015 for expansion of the Nixon Facility. Unused amounts under the Veritex loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Part I, Item 1. Financial Statements – Note (11) Long-Term Debt and Accrued Interest” for additional disclosures related to borrowings for capital spending.

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

●
Long-Term Debt. “Note (11) Long-Term Debt and Accrued Interest” for a summary of our long-term debt.

●
Short-Term Debt. “Note (13) Line of Credit Payable” for a summary of our short-term debt.

●
Operating and Finance Leases. “Note (15) Leases” for disclosures related to our operating and finance leases.

●
Supplemental Pipeline Bonds and Abandonment Requirements. “Note (18) Commitments and Contingencies – Supplemental Pipeline Bonds” and “— Idle Iron” for a discussion of supplemental pipeline bonding and offshore pipeline and platform abandonment requirements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

Indebtedness.

The principal balances outstanding plus accrued interest on our debt (including related-party) for the periods indicated were as follow:

	March 31,	December 31,
	2019	2018
	(in thousands)

First Term Loan Due 2034 (in default)	$22,365	$22,593
Pilot Line of Credit	12,902	-
Second Term Loan Due 2034 (in default)	9,184	9,353
Notre Dame Debt (in default)	8,219	7,821
BDPL Loan Agreement (in default)	5,854	5,534
March Carroll Note (in default)	1,515	1,147
March Ingleside Note (in default)	1,333	1,283
June LEH Note (in default)	736	611
Capital lease	-	41
	$62,108	$48,383

Less: Current portion of long-term debt	(54,114)	(41,904)
Less: Unamortized debt issue costs	(2,567)	(2,006)
Less: Interest payable and interest payable, related party	(5,427)	(4,473)

	$-	$-

Principal payments on long-term debt totaled $0.3 million in the Current Quarter compared to $0.2 million in the Prior Quarter. Principal payments on long-term debt totaled $0.5 million in the Current Six Months compared to $0.5 million in the Prior Six Months. As of the date of this Quarterly Report, LE and LRM were current on monthly payments under the First Term Loan Due 2034 and Second Term Loan Due 2034, as well as interest payments on the Pilot Line of Credit. There have been no payments under the Notre Dame Debt to date and no payments to Jonathan Carroll under the March Carroll Note since May 2017. See “Part I, Item 1. Financial Statements – Note (9) Related Party Transactions – Financial Agreements – March Carroll Note” and "– Amended and Restated Guaranty Fees" for additional disclosures related to payments to Jonathan Carroll.

As described elsewhere in this Quarterly Report, Veritex notified obligors that the Final Arbitration Award constitutes an event of default under the First Term Loan Due 2034 and Second Term Loan Due 2034. In addition to existing events of default related to the Final Arbitration Award, at June 30, 2019, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements. LE also failed to replenish a payment reserve account as required. The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under the loan agreements, and/or exercise any other rights and remedies available.

Veritex has not accelerated or called due the secured loan agreements considering the Settlement Agreement. Instead, Veritex has expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements. Veritex has been working with LE and LRM and continues to be aware and party to all discussions and arrangements with GEL surrounding the executed settlement agreement and all amendments and extensions with GEL. In a notice to obligors dated April 30, 2019 (the "Veritex Consent'), Veritex agreed to waive certain covenant defaults and forbear from enforcing its remedies under the secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of a payment reserve account in the amount of $1.0 million as required by one of the secured loan agreements on or before August 31, 2019. Any exercise by Veritex of its rights and remedies under such secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. Further, Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws, and the trading prices of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern” and “– Operating Risks”, as well as “Note (11) Long-Term Debt and Accrued Interest” for additional disclosures related to long-term debt financial covenant violations and events of default.

See “Contractual Obligations and Debt Agreements – Related-Party” within the Liquidity and Capital Resources section for additional disclosures with respect to related-party indebtedness.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Long-Lived Assets. See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – Property and Equipment”.

Revenue Recognition. See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – Revenue Recognition”.

Inventory. See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – Inventory”.

Asset Retirement Obligations. See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – Asset Retirement Obligations,” “— Note (13) Asset Retirement Obligations,” and “— Note (18) Commitments and Contingencies – Idle Iron”.

Income Taxes. See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – Income Taxes” and “– Note (16) Income Taxes”.

Recently Adopted Accounting Guidance

See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – New Pronouncements Adopted”.

New Pronouncements Issued, Not Yet Effective

See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – New Pronouncements Issued, Not Yet Effective”.

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

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See “Part I, Item 4. Controls and Procedures – Evaluation of Disclosure Controls and Procedures” of this Quarterly Report for a discussion related to controls and procedures.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Final Arbitration Award

See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” of this Quarterly Report for disclosures related to the Final Arbitration Award to GEL and the Settlement Agreement between the Lazarus Parties and GEL.

Other Legal Matters

We are involved in lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens, contract-related disputes, administrative proceedings, and financial assurance (bonding) requirements with regulatory bodies. Management is in discussion with all concerned parties and does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that such discussions will result in a manageable outcome or that we will be able to meet financial assurance (bonding) requirements. If Veritex exercises its rights and remedies under the secured loan agreements or if the Settlement Agreement with GEL is terminated and GEL seeks to confirm and enforce the Final Arbitration Award, our business, financial condition, and results of operations will be materially adversely affected, and Blue Dolphin and its affiliates would likely be required to seek protection under bankruptcy laws. See "Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies" for additional information.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (11) Long-Term Debt and Accrued Interest” for disclosures related to defaults on our debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On May 6, 2019, the Lazarus Parties and GEL entered into the Fifth Amendment to the Settlement Agreement, See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern – Final Arbitration Award and Settlement Agreement” for more information regarding the Fifth Amendment. On May 3, 2019, NPS and Pilot entered into the Pilot Line of Credit. See “Part I, Item 1. Financial Statements – Note (12) Line of Credit Payable” for more information on the Pilot Line of Credit.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

10.1*
Fifth Amendment to the Settlement Agreement, dated as of May 6, 2019, by and among Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, Nixon Product Storage, LLC, Carroll & Company Financial Holdings, L.P., Jonathan Carroll and GEL Tex Marketing, LLC.

10.2*
Line of Credit, Guarantee and Security Agreement, dated as of May 3, 2019 (as amended and restated as of May 9, 2019 and May 10, 2019), among Pilot Travel Centers LLC, Nixon Product Storage, LLC and the other loan parties hereto.

10.3*	Pledge Agreement, dated as of May 3, 2019, between Pilot Travel Centers LLC and Blue Dolphin Energy Company
10.4*
Notice dated April 30, 2019 from Veritex Community Bank to Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Refining & Marketing, LLC, Lazarus Energy Holdings, LLC, Lazarus Marine Terminal I, LLC and Jonathan Pitts Carroll, Sr.

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*
Filed herewith.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 6/30/19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

August 14, 2019	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)