Form 10-Q
period 2019-09-30
BLUE DOLPHIN ENERGY CO
filed 2019-11-14
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of November 14, 2019: 12,327,365

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

INTRODUCTION

This Quarterly Report for the period ended September 30, 2019 (this “Quarterly Report”) is a document that U.S. public companies file with the Securities and Exchange Commission (“SEC”) on a periodic basis. Part I, Item 1. of the Quarterly Report contains financial information, including consolidated financial statements and related notes. Part I, Item 2. of this Quarterly Report provides management’s discussion and analysis of our financial condition and results of operations. We hope investors will find it useful to have this information in a single document.

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

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2019, our Quarterly Report on Form 10-Q for the period ended June 30, 2019, and this Quarterly Report explain some of the important factors that may cause actual results to be materially different from those that we anticipate.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

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

Settlement Agreement. On July 20, 2018, LE, NPS, and Blue Dolphin, together with LEH, Carroll & Company Financial Holdings, L.P. (“C&C”), and Jonathan Carroll (collectively referred to herein as the “Lazarus Parties”), entered into that certain Settlement Agreement with GEL (as may be further amended, restated, supplemented or otherwise modified from time to time, the “Settlement Agreement”), whereby GEL and the Lazarus Parties agreed to mutually release all claims against each other and to file a stipulation of dismissal with prejudice in connection with the GEL Arbitration (the “Settlement”), subject to the terms and conditions set forth in the Settlement Agreement. The Settlement was conditioned upon the Lazarus Parties paying GEL a lump sum cash payment of $10.0 million (the “Settlement Payment”) by a certain date (the “Settlement Date”) and $0.5 million in cash at the end of each calendar month (the “Interim Payments”) until the Settlement Payment was made.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2019	2018
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$584	$14
Restricted cash	49	49
Accounts receivable, net	336	379
Accounts receivable, related party	321	-
Prepaid expenses and other current assets	1,264	1,786
Deposits	162	194
Inventory	1,734	1,510
Refundable federal income tax	166	108
Total current assets	4,616	4,040

LONG-TERM ASSETS
Total property and equipment, net	64,412	64,697
Operating lease right-of-use assets	685	-
Restricted cash, noncurrent	547	1,602
Surety bonds	230	230
Deferred tax assets, net	50	108
Total long-term assets	65,924	66,637

TOTAL ASSETS	$70,540	$70,677

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion, in default	$34,151	$34,863
Line of credit payable	12,180	-
Long-term debt, related party, current portion, in default	7,918	7,041
Accrued interest payable (in default)	3,834	2,939
Accrued interest payable, related party (in default)	2,014	1,534
Accounts payable	2,265	2,719
Accounts payable, related party	2,042	1,529
Current portion of lease liabilities	262	-
Asset retirement obligations, current portion	2,580	2,580
Accrued expenses and other current liabilities	2,296	1,571
Accrued arbitration award payable	-	21,128
Total current liabilities	69,542	75,904

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	610	-
Total long-term liabilities	610	-

TOTAL LIABILITIES	70,152	75,904

Commitments and contingencies (Note 18)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.01 par value, 20,000,000 shares authorized; 10,975,514
shares issued at September 30, 2019 and December 31, 2018)	110	110
Additional paid-in capital	36,936	36,936
Accumulated deficit	(36,658)	(42,273)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	388	(5,227)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$70,540	$70,677

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$77,537	$94,468	$222,652	$254,245
Tolling and terminaling	1,096	1,075	3,253	2,659
Total revenue from operations	78,633	95,543	225,905	256,904

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	74,163	92,167	213,714	243,245
Other conversion costs	2,066	1,959	6,587	6,463
Total cost of goods sold	76,229	94,126	220,301	249,708

Gross profit	2,404	1,417	5,604	7,196

COST OF OPERATIONS
LEH operating fee	144	154	477	462
Other operating expenses	52	33	165	133
General and administrative expenses	655	929	1,904	2,277
Depletion, depreciation and amortization	632	478	1,855	1,396
Accretion of asset retirement obligations	-	61	-	205

Total cost of operations	1,483	1,655	4,401	4,473

Income (loss) from operations	921	(238)	1,203	2,723

OTHER INCOME (EXPENSE)

Easement, interest and other income	1	18	2	20
Interest and other expense	(1,883)	(760)	(4,718)	(2,255)
Gain on extinguishment of debt	9,128	-	9,128	-
Total other income (expense)	7,246	(742)	4,412	(2,235)

Income (loss) before income taxes	8,167	(980)	5,615	488

Income tax benefit	-	43	-	260

Net income (loss)	$8,167	$(937)	$5,615	$748

Income (loss) per common share:
Basic	$0.74	$(0.09)	$0.51	$0.07
Diluted	$0.74	$(0.09)	$0.51	$0.07

Weighted average number of common shares outstanding:
Basic	10,975,514	10,925,513	10,975,514	10,925,513
Diluted	10,975,514	10,925,513	10,975,514	10,925,513

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
OPERATING ACTIVITIES
Net income	$5,615	$748
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	1,855	1,396
Deferred income tax	-	(216)
Amortization of debt issue costs	409	96
Guaranty fees paid in kind	471	-
Accretion of asset retirement obligations	-	205
Gain on extinguishment of debt	(9,128)	-
Changes in operating assets and liabilities
Accounts receivable	43	(312)
Accounts receivable, related party	(321)	653
Prepaid expenses and other current assets	522	760
Deposits and other assets	32	(65)
Inventory	(224)	462
Accrued arbitration award	(12,000)	(4,000)
Accounts payable, accrued expenses and other liabilities	1,689	1,023
Accounts payable, related party	513	404
Net cash provided by (used in) operating activities	(10,524)	1,154

INVESTING ACTIVITIES
Capital expenditures	(1,458)	(1,826)
Net cash used in investing activities	(1,458)	(1,826)

FINANCING ACTIVITIES
Proceeds from line of credit	12,402	-
Payments on debt	(990)	(723)
Payments of debt issuance costs	(322)	-
Net activity on related-party debt	(407)	924
Net cash provided by financing activities	11,497	201
Net change in cash, cash equivalents, and restricted cash	(485)	(471)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,665	2,146
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,180	$1,675

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable and finance leases	$86	$82
Line of credit closing costs included in principal balance	$398	$-
Interest paid	$2,261	$2,173
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements

(1)	Organization

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

Structure and Management. Blue Dolphin is controlled by Lazarus Energy Holdings, LLC (“LEH”). LEH operates and manages all Blue Dolphin properties pursuant to an Amended and Restated Operating Agreement (the “Amended and Restated Operating Agreement”). Jonathan Carroll is Chairman of the Board of Directors (the “Board”), Chief Executive Officer, and President of Blue Dolphin, as well as a majority owner of LEH. Together, LEH and Jonathan Carroll owned 79.8% of our common stock, par value $0.01 per share (the “Common Stock”) at September 30, 2019. (See “Note (9) Related-Party Transactions,” “Note (11) Long-Term Debt and Accrued Interest” and “Note (18) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH, the Amended and Restated Operating Agreement, and Jonathan Carroll.)

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

Going Concern. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

Defaults Under Veritex Secured Loan Agreements. LE and LRM each have loans with Veritex Community Bank (“Veritex”), as successor in interest to Sovereign Bank (“Sovereign”) by merger, in the original aggregate amount of $35.0 million. These Veritex loans are guaranteed 100% by the U.S. Department of Agriculture (“USDA”).

●
Events of Default. Veritex delivered to obligors notices of default under secured loan agreements with Veritex, stating that the Final Arbitration Award constituted an event of default under the secured loan agreements. The occurrence of an event of default permitted Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. Veritex did not accelerate or call due the secured loan agreements considering the Settlement Agreement. Instead, Veritex expressly reserved all of its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.

●
Financial Covenant Defaults. In addition to existing events of default related to the Final Arbitration Award, at September 30, 2019, LE and LRM were in violation of certain financial covenants in secured loan agreements with Veritex. Covenant defaults under the secured loan agreements would permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2019 and December 31, 2018 due to existing events of default related to the Final Arbitration Award as well as the uncertainty of LE and LRM’s ability to meet financial covenants in the secured loan agreements in the future.

Veritex worked with LE and LRM and was aware and party to all discussions and arrangements with GEL surrounding the Settlement Agreement, all amendments, and the final and effective Settlement with GEL. In a notice to obligors dated April 30, 2019 (the "Veritex Consent'), Veritex agreed to waive certain covenant defaults and forbear from enforcing its remedies under the secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of a payment reserve account in the amount of $1.0 million as required by one of the secured loan agreements on or before August 31, 2019. As of the filing date of this Quarterly Report, the payment reserve account had not been fully replenished. Any exercise by Veritex of its rights and remedies under such secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Net Losses and Working Capital Deficits. For the three months ended September 30, 2019, we reported net income of $8.2 million, or $0.74 per share. Excluding the $9.1 million gain on extinguishment of debt, we would have reported a net loss of $1.0 million, or a loss of $0.09 per share, for the three months ended September 30, 2019. Comparatively, we reported a net loss of $0.9 million, or a loss of $0.09 per share, for the three months ended September 30, 2018.

For the nine months ended September 30, 2019, we reported net income of $5.6 million, or $0.51 per share. Excluding the $9.1 million gain on extinguishment of debt, we would have reported a net loss of $3.5 million, or $0.32 per share, for the nine months ended September 30, 2019. This compares to reported net income of $0.7 million, or income of $0.07 per share, for the nine months ended September 30, 2018.

We had a working capital deficit of $64.9 million and $71.9 million at September 30, 2019 and December 31, 2018, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $22.9 million and $30.0 at September 30, 2019 at December 31, 2018, respectively.

For additional disclosures related to defaults under secured loan agreements and other long-term debt, see “Item 1. Financial Statements – Note (11) Long-Term Debt and Accrued Interest” and “ – Note (9) Related Party Transactions” in this Quarterly Report. For additional disclosures related to the Settlement Agreement, refer to “Item 1. Financial Statements – Note (18) Commitments and Contingencies – Legal Matters” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Final Arbitration Award and Settlement Agreement” in the Quarterly Report, as well as “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the period ended December 31, 2018 (the “Annual Report”).

Operating Risks. Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon Facility, meeting contractual obligations, and having favorable margins on refined petroleum products. During the three months ended September 30, 2019, management successfully finalized the Settlement with GEL and realized a $9.1 million gain on the extinguishment of the liability, and management believes that it is continuing to take other steps to further improve our operations and financial stability. However, there can be no assurance that our business strategy will be successful, that LEH and its affiliates will continue to fund our working capital needs, or that we will be able to obtain additional financing or meet financial assurance (bonding) requirements on commercially reasonable terms or at all. If Veritex exercises its rights and remedies under the secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

For additional disclosures related to our business strategy and risk factors that could materially affect our future business, financial condition and results of operations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Results of Operations” and “Liquidity and Capital Resources” in this Quarterly Report, as well as “Part I, Item 1. Business – Business Strategy,” “Part I, Item 1A. Risk Factors,” and “Part I, Item 3. Legal Proceedings” in our Annual Report.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

(2)	Basis of Presentation

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

The consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or for any other period.

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

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses collectability primarily based on the current aging status of the customer's account, our historical collection experience with the customer, and the customer's financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole.  We had an allowance for doubtful accounts of $0.1 million at both September 30, 2019 and December 31, 2018.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

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

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any net operating loss (“NOL”) carryforwards. When management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of September 30, 2019 and December 31, 2018. We expect to recover deferred tax assets related to the Alternative Minimum Tax (“AMT”) credit carryforwards. In addition, we have NOL carryforwards that remain available for future use.

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2019 and December 31, 2018, there were no uncertain tax positions for which a reserve or liability was necessary. (See “Note (16) Income Taxes” for further information related to income taxes.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
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

Remaining Performance Obligations. Most of our contracts with customers are spot contracts and therefore have no remaining performance obligations.

Segment Information. Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended September 30,
	2019				2018
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Tolling and	Corporate
	Operations	Terminaling	& Other	Total	Operations	Terminaling	& Other	Total

Net revenues (excluding intercompany fees and sales)	$77,537	$1,096	$-	$78,633	$94,468	$1,075	$-	$95,543
Intercompany fees and sales	(668)	668	-	-	(873)	873	-	-
Operation costs and expenses(1)	(76,088)	(285)	(52)	(76,425)	(93,656)	(624)	(94)	(94,374)
Segment contribution margin	$781	$1,479	$(52)	$2,208	$(61)	$1,324	$(94)	$1,169
General and administrative expenses	(292)	(68)	(295)	(655)	(375)	(65)	(489)	(929)
Depreciation and amortization	(481)	(99)	(52)	(632)	(432)	(46)	-	(478)
Interest and other non-operating income (expenses), net				7,246				(742)

Income (loss) before income taxes				8,167				(980)

Income tax benefit				-				43

Net income (loss)				$8,167				$(937)

Capital expenditures	$964	$-	$-	$964	$372	$223	$-	$595

Identifiable assets	$49,613	$18,994	$1,933	$70,540	$51,816	$19,425	$926	$72,167

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

	Nine Months Ended September 30,
	2019				2018
	(in thousands)
	Segments				Segment
	Refinery	Tolling and	Corporate		Refinery	Tolling and	Corporate
	Operations	Terminaling	& Other	Total	Operations	Terminaling	& Other	Total

Net revenues (excluding intercompany fees and sales)	$222,652	$3,253	$-	$225,905	$254,245	$2,659	$-	$256,904
Intercompany fees and sales	(1,927)	1,927	-	-	(2,419)	2,419	-	-
Operation costs and expenses(1)	(219,766)	(1,012)	(165)	(220,943)	(248,078)	(2,092)	(338)	(250,508)
Segment contribution margin	$959	$4,168	$(165)	$4,962	$3,748	$2,986	$(338)	$6,396
General and administrative expenses	(898)	(173)	(833)	(1,904)	(929)	(156)	(1,192)	(2,277)
Depreciation and amortization	(1,429)	(297)	(129)	(1,855)	(1,258)	(138)	-	(1,396)
Interest and other non-operating income (expenses), net				4,412				(2,235)

Income before income taxes				5,615				488

Income tax benefit				-				260

Net income				$5,615				$748

Capital expenditures	$1,375	$83	$-	$1,458	$1,141	$767	$-	$1,908

Identifiable assets	$49,613	$18,994	$1,933	$70,540	$51,816	$19,425	$926	$72,167

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

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)

Prepaid insurance	$537	$437
Prepaid crude oil and condensate	525	1,166
Prepaid easement renewal fees	127	143
Other prepaids	75	40

	$1,264	$1,786

(7)	Inventory

Inventory as of the dates indicated consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)

Crude oil and condensate	$1,177	$861
AGO	285	276
Chemicals	142	106
Naphtha	99	143
Propane	25	17
LPG mix	6	5
HOBM	-	102

	$1,734	$1,510

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)

Refinery and facilities	$66,308	$63,058
Land	566	566
Other property and equipment	833	747
	67,707	64,371

Less: Accumulated depletion, depreciation, and amortization	(12,156)	(10,429)
	55,551	53,942

Construction in progress	8,861	10,755

	$64,412	$64,697

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. Capitalized interest, which is recorded as part of the asset to which it relates, is depreciated over the asset’s useful life. Interest cost capitalized, which is currently included in construction in progress, was $0.7 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively. Capital expenditures at the Nixon Facility are being funded by working capital derived from revenue from operations and LEH and its affiliates (including Jonathan Carroll), as well as from long-term debt from Veritex that was secured in 2015 for expansion of the Nixon Facility. Unused amounts under the Veritex loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Note (11) Long-Term Debt and Accrued Interest” for additional disclosures related to borrowings for capital spending.

(9)	Related-Party Transactions

Related Parties. Blue Dolphin and certain of its subsidiaries are party to several agreements with LEH and its affiliates. Management believes that these related-party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions. Related-party transactions consist of the following parties:

LEH. LEH is our controlling shareholder. Jonathan Carroll, Chairman of the Board, Chief Executive Officer, and President of Blue Dolphin, is the majority owner of LEH. Together, LEH and Jonathan Carroll owned 79.8% of our Common Stock at September 30, 2019. Related-party agreements with LEH include: (i) an Amended and Restated Operating Agreement with Blue Dolphin and LE, (ii) a Jet Fuel Sales Agreement with LE, (iii) a Loan Agreement with BDPL, (iv) an Amended and Restated Promissory Note with Blue Dolphin, and (v) an office sublease-agreement with BDSC.

Ingleside Crude, LLC (“Ingleside”). Ingleside is a related party of LEH and Jonathan Carroll. Blue Dolphin is party to an Amended and Restated Promissory Note with Ingleside.

Lazarus Texas Refinery I, LLC (“LTRI”). LTRI is a related party of LEH and Jonathan Carroll. During the quarter ended September 30, 2019, LE purchased refurbished refinery equipment from LTRI for use at the Nixon Facility.

Lazarus Marine Terminal I, LLC (“LMT”). LMT is a related party of LEH and Jonathan Carroll. LE was party to a Dock Tolling Agreement with LMT that was terminated during the quarter ended September 30, 2019.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

Currently, we depend on LEH and its affiliates (including Jonathan Carroll and Ingleside) for financing when revenue from operations and borrowings under bank facilities are insufficient to meet our liquidity needs. Such borrowings are reflected in our consolidated balance sheets in accounts payable, related party, and/or long-term debt, related party.

Operations Related Agreements.

Amended and Restated Operating Agreement. LEH operates and manages all Blue Dolphin properties pursuant to the Amended and Restated Operating Agreement. The Amended and Restated Operating Agreement, which was restructured in 2017 following cessation of crude supply and marketing activities under the Crude Supply Agreement and Joint Marketing Agreement with GEL, expires: (i) on April 1, 2020, (ii) upon written notice by either party to the Amended and Restated Operating Agreement of a material breach by the other party, or (iii) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in our best interest. The Board plans to review the Amended and Restated Operating Agreement during the first quarter of 2020 to evaluate renewal.

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

Dock Tolling Agreement. In May 2016, LE entered a Dock Tolling Agreement with LMT to facilitate loading and unloading of petroleum products by barge at LMT’s dock facility in Ingleside, Texas. The Dock Tolling Agreement had a five-year term. Under the agreement, LE paid LMT a flat reservation fee monthly. The reservation fee included tolling volumes up to 84,000 gallons per day. Excess tolling volumes were subject to an increased per gallon rate. The Dock Tolling Agreement was terminated effective July 1, 2019. Amounts expensed as tolling fees under the Dock Tolling Agreement are reflected in cost of goods sold in our consolidated statements of operations.

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

Refinery Equipment Purchase. In July 2019, LE purchased two (2) refurbished heat exchangers from LTRI. The total purchase price was $160,000. The cost is reflected in accounts payable, related party in our consolidated balance sheets.

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

BDPL Loan Agreement (In Default). BDPL has a 2016 loan agreement and related security agreement with LEH as lender (the “BDPL Loan Agreement”). The BDPL Loan Agreement is currently in default due to non-payment. Key terms of the BDPL Loan Agreement are as follow:

Principal Amount:	$4.0 million
Maturity Date:	August 2018
Principal and Interest Payment:	$500,000 annually
Interest Rate:	16.00%

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

The proceeds of the BDPL Loan Agreement were used for working capital. There are no financial maintenance covenants associated with the BDPL Loan Agreement. The BDPL Loan Agreement is secured by certain property owned by BDPL. Outstanding principal owed to LEH under the BDPL Loan Agreement is reflected in long-term debt, related party, current portion in our consolidated balance sheets. Accrued interest under the BDPL Loan Agreement is reflected in accrued interest payable, related party, current portion in our consolidated balance sheets. To date, there have been no payments under the BDPL Loan Agreement.

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

●
June LEH Note. The June LEH Note reflects amounts owed to LEH at September 30, 2019 under the Amended and Restated Operating Agreement.

●
March Ingleside Note. The March Ingleside Note reflects amounts owed to Ingleside at September 30, 2019 under the Amended and Restated Tank Lease Agreement.

●
March Carroll Note. The March Carroll Note reflects amounts owed to Jonathan Carroll at September 30, 2019 under the guaranty fee agreements. See “Amended and Restated Guaranty Fee Agreements” below for additional information.

Amended and Restated Guaranty Fee Agreements. Jonathan Carroll was required to provide a guarantee for repayment of funds borrowed and interest accrued under certain LE and LRM USDA-guaranteed loans. For his personal guarantee, LE and LRM each entered a Guaranty Fee Agreement with Jonathan Carroll whereby he earns a fee equal to 2.00% per annum of the outstanding principal balance owed under the loan agreements. Effective in April 2017, the Guaranty Fee Agreements were amended and restated (the “Amended and Restated Guaranty Fee Agreements”) to reflect payment 50% in cash and 50% in Blue Dolphin Common Stock. Amounts owed to Jonathan Carroll under Amended and Restated Guaranty Fee Agreements are reflected within long-term debt, related party, current portion in our consolidated balance sheets. Guaranty fees are recognized monthly as incurred and are included in interest and other expense in our consolidated statements of operations.

As previously disclosed, the Lazarus Parties were prohibited by GEL from making payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements (see also “Note (18) Commitments and Contingencies – Legal Matters – Final Arbitration Award and Settlement Agreement”). Now that the Settlement between GEL and the Lazarus Parties is final and effective, management has resumed payments of the common stock component to Mr. Carroll under the agreements. On November 14, 2019, Mr. Carroll received 1,351,851 shares of Common Stock, which represents payment of the common stock component of the guaranty fees for the period May 2017 through October 2019. Mr. Carroll will receive payment of the common stock component of the guaranty fees on a quarterly basis going forward. Currently, management does not intend on paying Mr. Carroll the cash portion due to Blue Dolphin’s working capital deficits. The cash portion of guaranty fees owed to Mr. Carroll will continue to be accrued and added to the principal balance of the March Carroll Note.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

Financial Statements Impact.

Consolidated Balance Sheets. Accounts payable, related party to LMT associated with the Dock Tolling Agreement totaled $1.8 million and $1.5 million at September 30, 2019 and December 31, 2018, respectively. Accounts payable, related party to LTRI related to the purchase of refinery equipment totaled $0.2 million and $0 at September 30, 2019 and December 31, 2018, respectively.

Long-term debt, related party, current portion and accrued interest payable, related party, as of the dates indicated was as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
LEH
June LEH Note (in default)	$868	$611
BDPL Loan Agreement (in default)	6,014	5,534
LEH total	6,882	6,145
Ingleside
March Ingleside Note (in default)	1,345	1,283
Jonathan Carroll
March Carroll Note (in default)	1,705	1,147

	9,932	8,575

Less: Long-term debt, related party, current portion, in default	(7,918)	(7,041)
Less: Accrued interest payable, related party (in default)	(2,014)	(1,534)

	$-	$-

Consolidated Statements of Operations. Revenue from related parties was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(in thousands, except percent amounts)

Refinery operations
LEH	$25,034	31.8%	$27,299	28.7%	$70,016	31.0%	$73,415	28.6%
Other customers	52,503	66.8%	67,169	70.4%	152,636	67.6%	180,830	70.4%
Tolling and terminaling
Other customers	1,096	1.4%	1,075	0.9%	3,253	1.4%	2,659	1.0%

	$78,633	100.0%	$95,543	100.0%	$225,905	100.0%	$256,904	100.0%

Fees associated with the Dock Tolling Agreement with LMT totaled $0.05 million for the three months ended September 30, 2019 compared to $0.2 million for the three months ended September 30, 2018. Fees associated with the Dock Tolling Agreement with LMT totaled $0.4 million and $0.6 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

Lease payments received under the office sub-lease agreement with LEH totaled $0.01 million for the three months ended September 30, 2019 and 2018. Lease payments received under the office sub-lease agreement with LEH totaled $0.03 million for the nine months ended September 30, 2019 and 2018.

The LEH operating fee totaled approximately $0.1 million in the three months ended September 30, 2019 compared to $0.2 million for the three months ended September 30, 2018. For both nine-month periods ended September 30, 2019 and 2018, the LEH operating fee totaled approximately $0.5 million.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

Interest expense associated with the BDPL Loan Agreement, Amended and Restated Guaranty Fee Agreements, and related-party promissory notes (the June LEH Note, the March Ingleside Note, and the March Carroll Note) for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)

Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034	$110	$114	$333	$344
Second Term Loan Due 2034	46	47	138	141
March Carroll Note (in default)	33	19	86	34
LEH
BDPL Loan Agreement (in default)	160	160	480	482
June LEH Note (in default)	17	6	40	7
Ingleside
March Ingleside Note (in default)	12	25	63	96

	$378	$371	$1,140	$1,104

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)

Unearned revenue	$1,207	$434
Board of director fees payable	370	273
Insurance	232	61
Other payable	223	265
Property taxes	161	48
Excise and income taxes payable	93	47
Customer deposits	10	109
Easement payable	-	223
Accrued rent	-	111

	$2,296	$1,571

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

(11)	Long-Term Debt and Accrued Interest

Outstanding Balances. Our Long-term debt consists of: (i) a LE $25.0 million loan with Veritex (the “First Term Loan Due 2034”), (ii) a LRM $10.0 million loan with Veritex (the “Second Term Loan Due 2034”), and (iii) a LE loan with Notre Dame Investors, Inc. as evidenced by a promissory note that is currently held by John Kissick (the “Notre Dame Debt”). As described within this “Note (11”) Long-Term Debt and Accrued Interest,” certain of our long-term debt is currently in default. See “Note (9) Related-Party Transactions” for additional disclosures regarding long-term debt, related party and accrued interest payable, related party.

We adopted new ASU guidance related to leases. As a result, disclosures previously reported in this “Note (11”) Long-Term Debt and Accrued Interest” as capital leases are now reported in “Note (15) Leases” as finance leases. See “Note (3) Significant Accounting Policies – New Pronouncements Adopted” for information related to the new lease accounting standard.

Long-term debt, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)

First Term Loan Due 2034 (in default)	$22,178	$22,593
Second Term Loan Due 2034 (in default)	9,197	9,353
Notre Dame Debt (in default)	8,418	7,821
Capital lease	-	41

	$39,793	$39,808

Less: Current portion of long-term debt, net	(34,151)	(34,863)
Less: Unamortized debt issue costs	(1,910)	(2,006)
Less: Accrued interest payable (in default)	(3,732)	(2,939)

	$-	$-

Unamortized debt issue costs related to long-term debt as of the dates indicated consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)

First Term Loan Due 2034 (in default)	$1,674	$1,674
Second Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(532)	(436)

	$1,910	$2,006

Amortization expense was $0.03 million for the three months ended September 30, 2019 and 2018. Amortization expense was $0.9 million for the nine months ended September 30, 2019 and 2018.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

Accrued interest related to long-term debt, which is reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)

Notre Dame Debt (in default)	$3,440	$2,843
First Term Loan Due 2034 (in default)	182	43
Second Term Loan Due 2034 (in default)	110	53

	3,732	2,939

Less: Accrued interest payable (in default)	(3,732)	(2,939)

Long-term interest payable, net of current portion	$-	$-

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

Defaults in USDA-Guaranteed Loan Agreements. As described elsewhere in this Quarterly Report, Veritex notified LE and LRM that the Final Arbitration Award constituted an event of default under the First Term Loan Due 2034 and the Second Term Loan Due 2034. In addition to existing events of default related to the Final Arbitration Award, at September 30, 2019, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt-to-net worth ratio financial covenants related to the First Term Loan Due 2034 and Second Term Loan 2034. LE also failed to replenish a payment reserve account as required under the First Term Loan Due 2034. The occurrence of events of default under the First Term Loan Due 2034 and Second Term Loan Due 2034 permits Veritex to declare the amounts owed under the First Term Loan Due 2034 and Second Term Loan Due 2034 immediately due and payable, exercise its rights with respect to collateral securing LE and LRM’s obligations under the loan agreements, and/or exercise any other rights and remedies available. Veritex did not accelerate or call due the First Term Loan Due 2034 and Second Term Loan Due 2034 considering the Settlement Agreement. Instead, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the First Term Loan Due 2034 and Second Term Loan Due 2034 and informed LE and LRM that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

Veritex worked with LE and LRM and was aware and party to all discussions and arrangements with GEL surrounding the Settlement Agreement, all amendments, and the final and effective Settlement with GEL. In the Veritex Consent, Veritex agreed to waive certain covenant defaults and forbear from enforcing its remedies under the secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of the $1.0 million payment reserve account as required under the First Term Loan Due 2034 on or before August 31, 2019. As of the filing date of this Quarterly Report, the payment reserve account had not been fully replenished. Any exercise by Veritex of its rights and remedies under the First Term Loan Due 2034 and Second Term Loan Due 2034 would have a material adverse effect on our business, financial condition, and results of operations. (See “Note (1) Organization – Going Concern” and “– Operating Risks” for additional disclosures related to the First Term Loan Due 2034 and Second Term Loan Due 2034, the Final Arbitration Award and financial covenant violations.)

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
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

Pursuant to a Sixth Amendment to the Notre Dame Debt, entered on November 14, 2017 and made effective September 18, 2017, the Notre Dame Debt was amended to increase the principal amount by $3.7 million (the “Additional Principal”). The Additional Principal was used to make payments to GEL to reduce the balance of the Final Arbitration Award in the amount of $3.6 million. Pursuant to a Subordination Agreement dated June 2015, the holder of the Notre Dame Debt agreed to subordinate its right to payments, as well as any security interest and liens on the Nixon Facility’s business assets, in favor of Veritex as holder of the First Term Loan Due 2034. To date, there have been no payments under the Notre Dame Debt.

The Notre Dame Debt is secured by a Deed of Trust, Security Agreement and Financing Statements (the “Subordinated Deed of Trust”), which encumbers the crude distillation tower and general assets of LE.  There are no financial maintenance covenants associated with the Notre Dame Debt.

(12)	Line of Credit Payable

Line of credit payable consists of a line of credit, guarantee and security agreement between Pilot Travel Centers LLC (“Pilot”) and NPS (the “Pilot Line of Credit”). Pilot and NPS entered the Pilot Line of Credit on May 3, 2019. The parties to the Pilot Line of Credit subsequently entered into amendments to the Pilot Line of Credit on May 9, 2019 and May 10, 2019. The parties entered into Amendment No. 1 to the Pilot Line of Credit effective September 3, 2019 (the “Amended Pilot Line of Credit”). The Amended Pilot Line of Credit was fully executed by all parties on September 9, 2019. The Amended Pilot Line of Credit provided for, among other things:

●
a $0.2 million increase in the aggregate principal amount available under the line of credit (from $12.8 million to $13.0 million); and

●
Pre-payment by NPS to Pilot in a principal amount equal to the amount set forth opposite such date below, together with accrued and unpaid interest thereon:

Date	Principal Amount

September 30, 2019	$0.1 million
October 31, 2019	$0.1 million

As of the filing date of this Quarterly Report, the September and October payments referenced above had been made.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

Line of credit payable, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)

Amended Pilot Line of Credit	$12,689	$-

Less: Unamortized debt issue costs	(407)	-
Less: Interest payable, short-term	(102)	-

	$12,180	$-

Key terms of the Amended Pilot Line of Credit are as follow:

Principal Amount:	Up to $13.0 million
Maturity Date:	May 2020
Monthly Payment:	$0.1 million (September and October 2019 only)
Interest Payment:	$0.2 million monthly
Interest Rate:	12.00% per annum

The Amended Pilot Line of Credit was primarily used to fund the Settlement Payment to GEL. Remaining funds are being used to finance NPS' purchase of crude oil from Pilot pursuant to certain purchase and supply contracts and to provide working capital. The Amended Pilot Line of Credit contains customary affirmative and negative covenants and events of default and is secured by (i) NPS receivables, (ii) NPS assets, including a tank lease (the “Tank Lease”), and (iii) LRM receivables. On May 3, 2019, as an inducement to Pilot’s entry into the Pilot Line of Credit, Blue Dolphin and Pilot entered into a Pledge Agreement (the “Pledge Agreement”) whereby Blue Dolphin pledged its equity interests in NPS to Pilot to secure NPS’ obligations under the Pilot Line of Credit. Blue Dolphin, LE, LRM, and LEH have each guaranteed NPS’ obligations under the Pilot Line of Credit. On May 10, 2019, LE, NPS, Pilot and Veritex entered into a Subordination and Attornment Agreement (the “Subordination Agreement”), providing that, if Veritex in its capacity as a secured lender of LE and LRM were to foreclose on LE property that NPS was leasing from LE pursuant to the Tank Lease, Veritex would permit the continued performance of obligations under the Tank Lease so long as certain conditions are met. The effectiveness of the Subordination Agreement is subject to certain conditions, including the agreement and concurrence of the USDA.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

Due to the length of inactivity of our pipelines and facilities assets, BDPL is required by the Bureau of Ocean Energy Management (“BOEM”) to abandon-in-place certain pipelines and remove an anchor platform in federal waters. Members of management met with BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) on August 15, 2019. BSEE mandated BDPL to submit permit applications for pipeline and platform decommissioning within six (6) months (no later than February 15, 2020), and to develop and implement a safe boarding plan for submission with such permit applications. Further, BDPL must conduct approved, permitted work within 12 months (no later than August 15, 2020).  If these actions are not addressed within the allowable timeframes, BOEM indicated that BDPL will be subject to vigorous regulatory oversight and enforcement, including but not limited to failure to correct INCs, civil penalties, and revocation of BDPL’s operator designation. As of the filing date of this Quarterly Report, BDPL engaged a third-party consultant to oversee the abandonment project, and the consultant is preparing the permit applications for submittal to BSEE. If BDPL is unable to comply within BSEE’s designated timetables and is assessed significant penalties by BSEE, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. Plugging and abandonment costs will be recorded during the period incurred or as information becomes available to substantiate actual and/or probable costs.

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

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain our cash balances at financial institutions located in Houston, Texas. In the U.S., the Federal Deposit Insurance Corporation (the “FDIC”) insures certain financial products up to a maximum of $250,000 per depositor. At September 30, 2019 and December 31, 2018, we had cash balances (including restricted cash) of more than the FDIC insurance limit per depositor in the amount of $0.4 million and $1.2 million, respectively.

Key Supplier. Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We have a long-term crude supply contract in place with Pilot. In connection with the crude supply contract, Pilot stores its crude oil at the Nixon Facility pursuant to a terminal services agreement. Pilot currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect Pilot to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected by net losses, working capital deficits, and financial covenant defaults in secured loan agreements.(See  “Note (19) Subsquent Event” for additional disclosures related to the crude supply contract.)

Significant Customers. We routinely assess the financial strength of our customers and have not experienced significant write-downs in our accounts receivable balances. Therefore, we believe that our accounts receivable credit risk exposure is limited.

For the three months ended September 30, 2019, we had 4 customers that accounted for approximately 98% of our refined petroleum product sales. LEH, a related party, was 1 of these 4 significant customers and accounted for approximately 32% of our refined petroleum product sales.  At September 30, 2019, these 4 customers represented approximately $0.6 million in accounts receivable.  LEH represented approximately $0.3 million in accounts receivable. LEH purchases our jet fuel and resells the jet fuel to a government agency. LEH bids for jet fuel contracts are evaluated under preferential pricing terms due to its HUBZone certification. (See “Note (9) Related-Party Transactions,” “Note (11) Long-Term Debt and Accrued Interest,” and “Note (18) Commitments and Contingencies – Financing Agreements” for additional disclosures related to LEH.)

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

For the nine months ended September 30, 2019, we had 4 customers that accounted for approximately 98% of our refined petroleum product sales. LEH was 1 of these 4 significant customers and accounted for approximately 31% of our refined petroleum product sales.  At September 30, 2019, these 4 customers represented approximately $0.6 million in accounts receivable.  LEH represented approximately $0.3 million in accounts receivable.

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

Refined Petroleum Product Sales. Our refined petroleum products are primarily sold in the U.S. However, with the opening of the Mexican diesel market to private companies, we occasionally sell low-sulfur diesel to customers that export to Mexico. Total refined petroleum product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(in thousands, except percent amounts)

LPG mix	$8	0.0%	$-	0.0%	$17	0.0%	$3	0.0%
Naphtha	14,147	18.2%	24,127	25.5%	43,358	19.5%	64,093	25.2%
Jet fuel	25,035	32.3%	27,299	28.9%	70,017	31.4%	73,415	28.9%
HOBM	17,044	22.0%	21,735	23.0%	49,951	22.5%	60,594	23.8%
AGO	21,303	27.5%	21,307	22.6%	59,309	26.6%	56,140	22.1%

	$77,537	100.0%	$94,468	100.0%	$222,652	100.0%	$254,245	100.0%

(15)	Leases

We adopted the new lease accounting guidance using the modified retrospective method and applied it to all leases based on the contract terms in effect as of January 1, 2019. For existing contracts, we carried forward our historical assessment of: (i) whether contracts are or contain leases, (ii) lease classification, and (iii) initial direct costs.

As of September 30, 2019, leases were as follow:

●
Office Lease (Operating Lease). BDSC has an office lease related to our principal office space in Houston, Texas. The 68-month operating lease expires in 2023. BDSC has the option to extend the lease term for one additional five (5) year period if notice of intent to extend is provided to the lessor at least twelve (12) months before the end of the current term. LEH subleases a portion of this leased office space (see “Note (9) Related-Party Transactions” related to the LEH office sub-lease agreement).  Sublease income received from LEH totaled $0.01 million for both three-month periods ended September 30, 2019 and 2018. Sublease income received from LEH totaled $0.03 million for both nine-month periods ended September 30, 2019 and 2018.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
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

	Classification on	Septeber 30,
	Consolidated Balance Sheet	2019
		(in thousands)
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$787
Less: Accumulated amortization on operating lease assets	Operating lease right-of-use assets	(102)
		685

Finance lease assets	Property and equipment, net	180
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(26)
		154

Total lease assets		$839

Liabilities
Current
Operating lease	Current portion of lease liabilities	$172
Finance leases	Current portion of lease liabilities	90
		262
Noncurrent
Operating lease	Long-term lease liabilities, net of current	610
Total lease liabilities		$872

Weighted average remaining lease term in years
Operating lease	3.92
Finance leases	0.59
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

The following table presents information related to lease costs for operating and finance leases:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(in thousands)

Operating lease costs	$51	$154
Finance lease costs:
Depreciation of leased assets	4	12
Interest on lease liabilities	2	4
Total lease cost	$57	$170

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$40	$81
Operating cash flows for finance leases	2	4
Financing cash flows for finance leases	13	35

As of September 30, 2019, maturities of lease liabilities for the periods indicated were as follows:

	Operating Lease	Financing Leases	Total
	(in thousands)

2020	$172	$17	$189
2021	189	73	262
2022	209	-	209
2023	212	-	212

	$782	$90	$872

As of September 30, 2019, our future minimum annual lease commitments that are non-cancelable for the periods indicated are as follow:

Operating
Lease

2020	$230
2021	233
2022	236
2023	219

$918

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

(16)	Income Taxes

The provision for income tax benefit for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)

Current
Federal	$-	$-	$-	$108
State	-	-	-	-
Deferred
Change in valuation allowance	-	-	-	109

Total provision for income taxes	$-	$-	$-	$217

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

Deferred income taxes as of the dates indicated consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)

Deferred tax assets:
Net operating loss and capital loss carryforwards	$12,618	$11,260
Accrued arbitration award payable	-	2,850
Business interest expense	1,695	704
Start-up costs (crude oil and condensate processing facility)	615	678
Asset retirement obligations liability/deferred revenue	541	542
AMT credit and other	50	108
Total deferred tax assets	15,519	16,142

Deferred tax liabilities:
Basis differences in property and equipment	(5,767)	(5,153)
Total deferred tax liabilities	(5,767)	(5,153)

	9,752	10,989

Valuation allowance	(9,702)	(10,881)

Deferred tax assets, net	$50	$108

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
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

NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2017	$9,614	$30,219	$39,833

Net operating losses	-	7,116	7,116

Balance at December 31, 2018	$9,614	$37,335	$46,949

Net operating losses	-	6,460	6,460

Balance at September 30, 2019	$9,614	$43,795	$53,409

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At September 30, 2019 and December 31, 2018, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of September 30, 2019 and December 31, 2018.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

(17)	Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)

Net income (loss)	$8,167	$(937)	$5,615	$748

Basic and diluted income (loss) per share	$0.74	$(0.09)	$0.51	$0.07

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	10,975,514	10,925,513	10,975,514	10,925,513

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for three and nine months ended September 30, 2019 and 2018 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

(18)	Commitments and Contingencies

Legal Matters.

Final Arbitration Award and Settlement Agreement.  As previously disclosed, LE was involved in the GEL Arbitration with GEL, an affiliate of Genesis, related to a contractual dispute involving the Crude Supply Agreement and Joint Marketing Agreement, each between LE and GEL and dated August 12, 2011. On August 11, 2017, the arbitrator delivered the Final Arbitration Award. The Final Arbitration Award denied all of LE’s claims against GEL and granted substantially all the relief requested by GEL in its counterclaims. Among other matters, the Final Arbitration Award awarded damages and GEL’s attorneys’ fees and related expenses to GEL in the aggregate amount of $31.3 million.

In July 2018, the Lazarus Parties and GEL entered into the Settlement Agreement. The Settlement Agreement was subsequently amended five times to extend the Settlement Payment Date and/or modify certain terms related to the Interim Payments or the Settlement Payment. During the period September 2017 to August 2019, GEL received the following amounts from the Lazarus Parties to reduce the outstanding balance of the Final Arbitration Award:

(in millions)

Initial payment (September 2017)	$3.7
Interim Payments (July 2018 to April 2019)	8.0
Settlement Payment (Multiple Payments May 7 to 10, 2019)	10.0
Deferred Interim Installment Payments (June 2019 to August 2019)	0.5

$22.2

The Lazarus Parties made all payments to GEL as required for the Settlement to be final and effective. As a result: (i) the Settlement occurred on August 23, 2019, (ii) the mutual releases became effective, (iii) GEL filed a stipulation of dismissal of claims against LE, and (iv) Blue Dolphin recognized a $9.1 million gain on the extinguishment of debt on its consolidated statements of operations for the three and nine months ended September 30, 2019. Until the Settlement occurred, the debt was reflected on Blue Dolphin’s consolidated balance sheets as accrued arbitration award payable. At September 30, 2019 and December 31, 2018, accrued arbitration award payable was $0 and $21.1million, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

Veritex Secured Loan Agreement Events of Default. See “Note (1) Organization – Going Concern – Defaults under Secured Loan Agreements” and “Note (11) Long-Term Debt and Accrued Interest” for disclosures related to defaults under Veritex secured loan agreements.

Other Legal Matters. We are involved in lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens, contract-related disputes, administrative proceedings, and financial assurance (bonding) requirements with regulatory bodies. Management is in discussion with all concerned parties and does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that such discussions will result in a manageable outcome or that we will be able to meet financial assurance (bonding) requirements. If Veritex exercises its rights and remedies under the secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

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

Supplemental Pipeline Bonds. In a letter dated March 30, 2018, BOEM ordered BDPL to provide additional supplemental bonds or acceptable financial assurance of approximately $4.8 million (the “Separate Orders”) within sixty (60) calendar days of receipt of the letter. The Separate Orders relate to five (5) existing pipeline rights-of-way. BOEM issued an Incident of Noncompliance (“INC”) for each Separate Order dated June 8, 2018 (the “June 2018 INCs”) and received by BDPL on June 11, 2018. BOEM asserts that the June 2018 INCs authorize BOEM to impose financial penalties on BDPL if it does not comply with the Separate Orders within twenty (20) days. BOEM asserts that potential penalties accrue for each day BDPL failed to comply after June 28, 2018.  BDPL appealed the June 2018 INCs on August 8, 2018. The Interior Board of Land Appeals (the “IBLA”) granted multiple extension requests that extended BDPL’s deadline for filing a Statement of Reasons. On August 9, 2019, BDPL timely filed its Statement of Reasons with the IBLA. On October 16, 2019, BOEM filed a motion requesting a 30-day extension to file its answer to BDPL’s Statement of Reasons. BOEM filed its answer to BDPL’s Statement of Reasons, requesting that the IBLA affirm the June 2018 INCs. In light of BDPL’s August 2018 meeting with BSEE, BDPL intends to request a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior (the “Solicitor's Office”) was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. On October 31, 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The Solicitor's Office consented to an additional 14-day extension, until November 22, 2019, for BDPL to file its reply. On November 8, 2019, BDPL filed a motion to request the 14-day extension.

BDPL’s pending appeal of the June 2018 INCs does not relieve BDPL of its obligations to provide additional financial assurance in accordance with the Separate Orders, or of BOEM’s authority to impose financial penalties. Members of management met with BOEM and BSEE on August 15, 2019. Based upon discussions with BOEM, BDPL reasonably expects that its pipeline and platform decommissioning obligations, including incremental amounts of supplemental bonds, can be significantly reduced or eliminated, which may serve to partially or fully resolve the Separate Orders and the June 2018 INCs (see “Idle Iron” discussion below). As of September 30, 2019 and December 31, 2018, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM. If BDPL is required by BOEM to provide significant additional supplemental bonds or additional financial assurance or is assessed significant penalties under the June 2018 INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. At this time, we are unable to predict the outcome of the Separate Orders. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2019.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19
Notes to Consolidated Financial Statements (Continued)

Idle Iron. BSEE requires operators to decommission certain wells and platforms that have not been used in the past five (5) years for exploration and development operations or as infrastructure to support such operations. BDPL’s Blue Dolphin Pipeline has been inactive since September 2012. Due to the length of inactivity, BSEE required BDPL to: (i) flush and fill the Blue Dolphin Pipeline, (ii) abandon-in-place a portion of the Blue Dolphin Pipeline’s 20” segment and certain smaller diameter connecting lateral lines that reside offshore in federal waters and (iii) remove from federal waters the GA-288C anchor platform. In April 2016, BDPL submitted decommissioning permit applications to BSEE for three (3) pipeline segments – Segments #13101, #9428, and #15635 – and the GA-288C anchor platform. In June 2016, BDPL also submitted a decommissioning permit application to the U.S. Army Corps of Engineers (“USCOE”) for abandonment of Segment #9428. The permit applications were granted by BSEE at varying dates between August 2016 and April 2017. Work must typically be completed within 120 days from the date of permit approval. The USCOE withdrew BDPL’s decommissioning permit application in April 2018.

In a letter dated December 19, 2018, BSEE issued to BDPL an INC for its failure to flush and fill Segment #13101 (the “December 2018 INC”) pursuant to the pipeline decommissioning approval letter issued in March 2017. Members of management met with BOEM and BSEE on August 15, 2019. BSEE proposed that BDPL submit permit applications for pipeline and platform decommissioning within six (6) months (no later than February 15, 2020), and to develop and implement a safe boarding plan for submission with such permit applications. Further, BSEE proposed that BDPL would need to conduct approved, permitted work in a safe manner within 12 months (no later than August 15, 2020).  If these actions are not addressed within the allowable timeframes, BOEM indicated that BDPL would be subject to vigorous regulatory oversight and enforcement, including but not limited to failure to correct INCs, civil penalties, and revocation of BDPL’s operator designation. As of the filing date of this Quarterly Report, BDPL engaged a third-party consultant to oversee the abandonment project, and the consultant is preparing the permit applications for submittal to BSEE. If BDPL is unable to comply within BSEE’s designated timetables and is assessed significant penalties by BSEE, we may experience a significant and material adverse effect on our operations, liquidity, and financial condition. As of September 30, 2019, BDPL maintained $2.6 million in asset retirement obligations related to abandonment of these assets.

(19)	Subsequent Event

On November 11, 2019, LE entered into a long-term crude supply contract with Pilot. The crude supply contract has a volume-based, initial term of approximately 24.8 million bbls, after which time the contract renews on a 1-year evergreen basis until either party terminates the contract. Pilot may terminate the contract by giving LE sixty (60) days prior written notice at any time during the term of the contract. LE may terminate the contract upon expiration of the initial term or at any time during a renewal term by giving Pilot sixty (60) days prior written notice. As consideration for LE entering into the crude supply contract for an extended term, Pilot paid LE a one-time payment of $2.5 million.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (the Quarterly Report”), references to “Blue Dolphin,” “we,” “us” and “our” are to Blue Dolphin Energy Company and its subsidiaries, unless otherwise indicated or the context otherwise requires. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the risk factors, financial statements, and related notes included thereto in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

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

Risks Related to Our Business and Industry

●
Inadequate liquidity to sustain operations due to net losses, working capital deficits, and other factors, including defaults under secured loan agreements, any of which could have a material adverse effect on us.
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
●
The dangers inherent in oil and gas operations could expose us to potentially significant losses, costs, or liabilities and reduce our liquidity.
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
●
Our insurance policies may be inadequate or expensive.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

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
●
Downtime at the Nixon refinery could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our debt obligations.
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

Risks Related to Our Pipelines and Oil and Gas Properties

●
Assessment of civil penalties by BOEM for failure to satisfy orders to increase supplemental pipeline bonds could significantly impact our operations, liquidity, and financial condition.
●
Assessment of civil penalties by BSEE for failure to decommission platform and pipeline assets within a prescribed time period could significantly impact our operations, liquidity, and financial condition.
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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

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

Occasionally, the Nixon refinery experiences a temporary shutdown due to power outages from high winds and thunderstorms. In such cases, we must initiate a standard refinery start-up process, which can last several days. We are typically able to resume normal operations the next day. Any scheduled or unscheduled downtime will result in lost margin opportunity, potential increased maintenance expense, and a reduction of refined petroleum products inventory, which could reduce our ability to meet our payment obligations.

Tolling and Terminaling Operations

The Nixon Facility’s petroleum storage tanks and infrastructure are primarily suited for crude oil and condensate and refined petroleum products, such as naphtha, jet fuel, diesel and fuel oil. Our storage terminaling operations are primarily affected by:

●
price (in terms of storage fees);
●
available capacity;
●
industry factors, including changes in the prices of petroleum products that affect demand for storage services; and
●
utilization rates of our competitors (local demand).

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

Relationship with Crude Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate, which is primarily dependent on our liquidity and access to capital. We have a long-term crude supply contract in place with Pilot Travel Centers LLC ("Pilot"). In connection with the crude supply contract, Pilot stores its crude oil at the Nixon Facility pursuant to a terminal services agreement. Pilot currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect Pilot to continue to do so for the foreseeable future. Our ability to purchase adequate amounts of crude oil and condensate could be adversely affected by net losses, working capital deficits, and financial covenant defaults in secured loan agreements. (See “Part I, Item 1. Financial Statements - Note (19) Subsequent Event” for additional disclosures related to the crude supply contract.)

Management believes that it is taking the appropriate steps to improve our operations and financial stability. If our business strategy is unsuccessful, it could affect our ability to acquire adequate supplies of crude oil and condensate under the existing contract or otherwise.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

Results of Operations

Certain Prior Quarter and Prior Nine Month amounts as defined herein have been reclassified in order to conform to the Current Quarter presentation. Specifically, certain changes to the presentation of prior period statements of operations have been made to conform to the current period presentation, primarily relating to: (i) a retitling from ‘cost of sales’ to ‘cost of goods sold,’ which includes all costs directly attributable to the generation of the related revenue, as defined by GAAP and (ii) a breakout of the ‘LEH operating fee’ under the Amended and Restated Operating Agreement, which was previously reported within ‘refinery operating expenses’. These changes had no effect on the reported results of operations.

Consolidated Results

Three Months Ended September 30, 2019 (the “Current Quarter”) Compared to September 30, 2018 (the “Prior Quarter”).

Total Revenue from Operations. For the Current Quarter, we had total revenue from operations of $78.6 million compared to total revenue from operations of $95.5 million for the Prior Quarter, a decrease of nearly 18%. Approximately 99% of our revenue is derived from refinery operations while 1% is derived from tolling and terminaling. Refinery operations revenue decreased approximately $16.9 million in the Current Quarter compared to the Prior Quarter. The decrease in refinery operations revenue was due to lower commodity pricing per bbl on refined petroleum products sold and slightly lower sales volume in the Current Quarter compared to the Prior Quarter. Tolling and terminaling revenue was relatively flat at $1.0 million for both the Current Quarter and the Prior Quarter.

Total Cost of Goods Sold. Total cost of goods sold was $76.2 million for the Current Quarter compared to $94.1 million for the Prior Quarter. The 19% decrease in total cost of goods sold in the Current Quarter compared to the Prior Quarter related to lower commodity prices per bbl for crude oil and chemicals and slightly decreased throughput volume.

Gross Profit (Loss) / Gross Margin (Deficit). For the Current Quarter, we had a gross profit of $2.4 million, or a gross margin of approximately 3%, compared to gross profit of $1.4 million, or a gross margin of nearly 2%, for the Prior Quarter. The $1.0 million increase in gross profit between the periods primarily related to higher margins on slightly lower volume in the Current Quarter compared to the Prior Quarter.

LEH Operating Fee. The LEH operating fee under the Amended and Restated Operating Agreement was relatively flat at $0.1 million in the Current Quarter compared to $0.1 million in the Prior Quarter. (See “Part I, Item 1. Financial Statements – Note (9) Related-Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement.)

General and Administrative Expenses. General and administrative expenses totaled $0.7 million in the Current Quarter compared to $0.9 million in the Prior Quarter, a decrease of approximately 30%. The decrease between the periods was primarily due to lower legal expenses related to the GEL matter.

Depreciation and Amortization. We recorded depreciation and amortization expenses of $0.6 million in the Current Quarter compared to $0.5 million in the Prior Quarter, an increase of 32%. The increase related to placement in service of a new boiler and new petroleum storage tanks.

Other Income (Expense). Total other income was $7.2 million in the Current Quarter compared to an expense of $0.7 million in the Prior Quarter. Total other income in the Current Quarter was the result of a $9.1 million gain on the extinguishment of debt related to the GEL Settlement. Interest and other expense totaled $1.9 million in the Current Quarter compared to $0.8 million in the Prior Quarter. The significant increase primarily related to the addition of a line of credit with Pilot and secured loans with Veritex Community Bank (“Veritex”) no longer being capitalized in the Current Quarter compared to the Prior Quarter.

Net Income (Loss). For the Current Quarter, we reported net income of $8.2 million, or income of $0.74 per share, compared to a net loss of $0.9 million, or a loss of $0.09 per share, for the Prior Quarter. The significant increase between the periods was the result of a gain on the extinguishment of debt related to the GEL Settlement. Excluding the gain on extinguishment of debt, we would have reported a net loss of $1.0 million, or a loss of $0.09 per share, for the Current Quarter. Net loss for the Prior Quarter was primarily the result of lower and sometimes negative margins per bbl on refined petroleum products.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

Nine Months Ended September 30, 2019 (the “Current Nine Months”) Compared to September 30, 2018 (the “Prior Nine Months”).

Total Revenue from Operations. For the Current Nine Months, we had total revenue from operations of $225.9 million compared to total revenue from operations of $256.9 million for the Prior Nine Months, a decrease of 12%. Approximately 99% of our revenue is derived from refinery operations while 1% is derived from tolling and terminaling. Refinery operations revenue decreased approximately $31.6 million in the Current Nine Months compared to the Prior Nine Months. The decrease in refinery operations revenue was due to lower commodity pricing per bbl on refined petroleum products sold and slightly lower sales volume in the Current Nine Months compared to the Prior Nine Months. For the same period, tolling and terminaling revenue increased approximately $0.6 million, or approximately 22%, as a result of increased storage fees under new and renewed customer agreements.

Total Cost of Goods Sold. Total cost of goods sold was $220.3 million for the Current Nine Months compared to $249.7 million for the Prior Nine Months. The nearly 12% decrease in total cost of goods sold in the Current Nine Months compared to the Prior Nine Months related to lower commodity prices per bbl for crude oil and chemicals and slightly decreased throughput volume.

Gross Profit / Gross Margin. For the Current Nine Months, gross profit totaled $5.6 million, or gross margin of nearly 3%, compared to gross profit of $7.2 million, or gross margin of nearly 3%, for the Prior Nine Months. The decrease in gross profit between the periods primarily related to lower margins on slightly less volume in the Current Nine Months compared to the Prior Nine Months.

LEH Operating Fee. The LEH operating fee under the Amended and Restated Operating Agreement was relatively flat at $0.5 million in the Current Nine Months compared to the Prior Nine Months. (See “Part I, Item 1. Financial Statements – Note (9) Related-Party Transactions” for additional disclosures related to the Amended and Restated Operating Agreement.)

General and Administrative Expenses. General and administrative expenses totaled $1.9 million in the Current Nine Months compared to $2.3 million in the Prior Nine Months, a decrease of 16%. The decrease between the periods was primarily due to lower legal expenses related to the GEL matter.

Depreciation and Amortization. We recorded depreciation and amortization expenses of $1.9 million in the Current Nine Months compared to $1.4 million in the Prior Nine Months, an increase of nearly 33%. The increase related to placement in service of a new boiler and new petroleum storage tanks.

Other Income (Expense). Total other income was $4.4 million in the Current Nine Months compared to an expense of $2.2 million in the Prior Nine Months. Total other income in the Current Nine Months was the result of a $9.1 million gain on the extinguishment of debt related to the GEL Settlement. Interest and other expense totaled $4.7 million in the Current Nine Months compared to $2.3 million in the Prior Quarter. The significant increase primarily related to the addition of a line of credit with Pilot and secured loans with Veritex no longer being capitalized in the Current Nine Months compared to the Prior Nine Months.

Income Tax Benefit. We recognized an income tax benefit of $0 in the Current Nine Months compared to $0.3 million in the Prior Nine Months. Income tax benefit in the Prior Nine Months related to a refundable Alternative Minimum Tax credit. (See “Part I, Item 1. Financial Statements – Note (16) Income Taxes” for additional disclosures related to income taxes.)

Net Income (Loss). For the Current Nine Months, we reported net income of $5.6 million, or income of $0.51 per share, compared to net income of $0.7 million, or income of $0.07 per share, for the Prior Nine Months. The significant increase between the periods was the result of a gain on the extinguishment of debt related to the GEL Settlement. Excluding the gain on the extinguishment of debt, we would have reported a net loss of $3.5 million, or a loss of $0.32 per share, for the Current Nine Months. The gain on the extinguishment of debt and slightly increased tank rental revenue offset less favorable margins per bbl and slightly lower sales throughput volume in the Current Nine Months compared to the Prior Nine Months.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

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

Refining Gross Profit per Bbl – For the Current Quarter, we had a refining gross profit of $1.11 per bbl compared to a refining gross profit of $0.29 per bbl for the Prior Quarter, reflecting an increase of $0.82 per bbl. The significant increase between the periods primarily related to higher margins due to market fluctuations in the Current Quarter compared to the Prior Quarter. (See “Glossary of Selected Energy and Financial Terms” in this Quarterly Report for the definition of gross margin per bbl.)

For the Current Nine Months, we had refining gross profit of $0.71 per bbl compared to a refining gross profit of $1.37 per bbl for the Prior Nine Months, reflecting a decrease of $0.66 per bbl. The significant decrease between the periods primarily related to lower margins due to market fluctuations in the Current Nine Months compared to the Prior Nine Months.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands except per bbl amounts)

Refinery operations revenue	$77,537	$94,468	$222,652	$254,245
Less: Total cost of goods sold	(76,229)	(94,126)	(220,301)	(249,708)
	1,308	342	2,351	4,537

Sales (Bbls)	1,181	1,192	3,314	3,324

Gross Margin per Bbl	$1.11	$0.29	$0.71	$1.37

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

Refinery Operations Throughput and Production Data

Operational metrics for the refinery for the periods indicated were as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Calendar Days	92	92	273	273
Refinery downtime	(2)	(3)	(20)	(24)
Operating Days	90	89	253	249

Total refinery throughput (bbls)	1,198,102	1,220,259	3,379,266	3,411,193
Operating days:
bpd	13,312	13,711	13,357	13,700
Capacity utilization rate	88.7%	91.4%	89.0%	91.3%
Calendar days:
bpd	13,023	13,264	12,378	12,495
Capacity utilization rate	86.8%	88.4%	82.5%	83.3%

Total refinery production (bbls)	1,169,745	1,184,348	3,294,914	3,313,682
Operating days:
bpd	12,997	13,307	13,023	13,308
Capacity utilization rate	86.6%	88.7%	86.8%	88.7%
Calendar days:
bpd	12,715	12,873	12,069	12,138
Capacity utilization rate	84.8%	85.8%	80.5%	80.9%

Note:
The small difference between total refinery throughput (volume processed as input) and total refinery production (volume processed as output) represents a combination of multiple factors including refinery fuel use, elimination of some impurities originally present in the crude oil, loss, and other factors.

For the Current Quarter, total refinery throughput bbls and total refinery production bbls were down slightly compared to the Prior Quarter as a result of a crude heater issue. Management plans to address the crude heater issue during the next refinery turnaround. During the Current Quarter, the refinery experienced 2 days of downtime primarily related to equipment repairs. During the Prior Quarter, the refinery experienced 3 days of downtime primarily related to maintenance and equipment repairs.

For the Current Nine Months compared to the Prior Nine Months, total refinery throughput bbls and total refinery production bbls were also down slightly as a result of the crude heater noted above. During the Current Nine Months, the refinery experienced 20 days of downtime primarily related to a maintenance turnaround and equipment repairs. During the Prior Nine Months, the refinery experienced 24 days of downtime primarily related to repair and maintenance of the naphtha stabilizer unit and short maintenance turnarounds scheduled in January and March of 2018.

Refined Petroleum Product Sales Summary.

See “Part I, Item 1. Financial Statements – Note (14) Concentration of Risk” for a discussion of refined petroleum product sales.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

Liquidity and Capital Resources

Overview.

As discussed elsewhere within this “Liquidity and Capital Resources” section, management has determined that there is substantial doubt about our ability to continue as a going concern due to quarterly net losses, inadequate working capital, and defaults under secured loan agreements. However, management has made significant progress towards improving operations and financial stability. Over the past 2 years, a significant portion of our cash from operations was dedicated to reducing the outstanding balance of the Final Arbitration Award. During the Current Quarter, the Lazarus Parties successfully made the final payment related to the Final Arbitration Award and the Settlement between GEL and the Lazarus Parties became final and effective. See “Part I, Item 1. Financial Statements – Note (1) Organization –Going Concern” for additional disclosures related to defaults under secured loan agreements and going concern. See “Part I., Item 1. Financial Statements – Note (18) Commitments and Contingencies –Final Arbitration Award and Settlement Agreement” for additional disclosures related to the Final Arbitration Award and the Settlement Agreement with GEL.

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

Cash Flow.

We currently rely on revenue from operations, LEH and its affiliates (including Jonathan Carroll), and borrowings under bank facilities to meet our liquidity needs. Primary uses of cash include: (i) purchase of crude oil and condensate, (ii) payment to LEH for our direct operating expenses under the Amended and Restated Operating Agreement, (iii) payments on long-term debt, and (iv) construction in progress.

Our cash flow from operations for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)

Beginning cash, cash equivalents, and restricted cash	$1,967	$2,012	$1,665	$2,146

Cash flow from operations
Adjusted profit (loss) from operations	362	(366)	(778)	2,229
Change in assets and current liabilities	408	400	(9,746)	(1,075)

Total cash flow from operations	770	34	(10,524)	1,154

Cash inflows (outflows)
Proceeds from issuance of debt	-	-	12,402	-
Payments on debt	(771)	224	(1,312)	(723)
Net activity on related-party debt	(178)	472	(407)	924
Capital expenditures	(964)	(595)	(1,458)	(1,826)

Total cash inflows (outflows)	(1,557)	101	10,039	(1,625)

Total change in cash flows	(787)	135	(485)	(471)

Ending cash, cash equivalents, and restricted cash	$1,180	$2,147	$1,180	$1,675

For the Current Quarter, we had cash flow from operations of $0.8 million compared to cash flow from operations of $0.03 million for the Prior Quarter. The approximate $0.8 million increase in cash flow from operations between the periods related to paying out less in cash payments toward the accrued arbitration award during the Current Quarter than in the Prior Quarter.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

For the Current Nine Months, we had a cash flow deficit of $10.5 million compared to cash flow from operations of $1.2 million for the Prior Nine Months. The $9.3 million decrease in cash flow from operations between the periods was primarily the result of cash payments toward the accrued arbitration award, which included a $10.0 million settlement payment to GEL. We had proceeds from the issuance of debt of $12.4 million in the Current Nine Months compared to $0 in the Prior Nine Months. Proceeds from the issuance of debt, which related to a line of credit with Pilot, were used primarily to fund the settlement payment to GEL. See “Part I, Item 1. Note (12) Line of Credit Payable” for additional disclosures related to debt agreement with Pilot.

Working Capital.

We had a working capital deficit of $64.9 million and $71.9 million at September 30, 2019 and December 31, 2018, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $22.9 million and $30.0 at September 30, 2019 at December 31, 2018, respectively.

We currently rely on LEH and its affiliates (including Jonathan Carroll) to fund our working capital requirements. There can be no assurance that LEH and its affiliates (including Jonathan Carroll) will continue to fund our working capital requirements.

Crude Oil and Condensate Supply.

We have a long-term crude supply contract in place with Pilot. In connection with the crude supply contract, Pilot stores its crude oil at the Nixon Facility pursuant to a terminal services agreement. Pilot currently provides us with adequate amounts of crude oil and condensate on favorable terms, and we expect Pilot to continue to do so for the foreseeable future. Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate, and our ability to purchase adequate amounts of crude oil and condensate could be adversely affected by net losses, working capital deficits, and financial covenant defaults in secured loan agreements. (See “Part I, Item 1. Financial Statements - Note (19) Subsequent Event” for additional disclosures related to the crude supply contract.)

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

For the next 12 months, we expect to continue to incur capital expenditures related to facility and land improvements and completion of an unfinished petroleum storage tank. Capital spending at the Nixon Facility is being funded by working capital derived from revenue from operations and LEH and its affiliates (including Jonathan Carroll), as well as from long-term debt from Veritex that was secured in 2015 for expansion of the Nixon Facility. Unused amounts under the Veritex loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Part I, Item 1. Financial Statements – Note (11) Long-Term Debt and Accrued Interest” for additional disclosures related to borrowings for capital spending.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

Contractual Obligations and Debt Agreements.

See the following notes under “Part I, Item 1. Financial Statements” regarding:

●
GEL. “Note (18) Commitments and Contingencies– Final Arbitration Award and Settlement Agreement” for disclosures related to the Final Arbitration Award to GEL and Settlement Agreement with GEL.

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

Indebtedness.

The principal balances outstanding plus accrued interest on our debt (including related-party) for the periods indicated were as follow:

	September 30,	December 31,
	2019	2018
	(in thousands)

First Term Loan Due 2034 (in default)	$22,178	$22,593
Amended Pilot Line of Credit	12,689	-
Second Term Loan Due 2034 (in default)	9,197	9,353
Notre Dame Debt (in default)	8,418	7,821
BDPL Loan Agreement (in default)	6,014	5,534
March Carroll Note (in default)	1,705	1,147
March Ingleside Note (in default)	1,345	1,283
June LEH Note (in default)	868	611
Capital lease	-	41
	$62,414	$48,383

Less: Current portion of long-term debt	(54,249)	(41,904)
Less: Unamortized debt issue costs	(2,317)	(2,006)
Less: Accrued interest payable and accrued interest payable,
related party	(5,848)	(4,473)

Principal payments on long-term debt totaled $0.8 million in the Current Quarter compared to $0.2 million in the Prior Quarter. Principal payments on long-term debt totaled $1.3 million in the Current Nine Months compared to $0.7 million in the Prior Nine Months. As of the filing date of this Quarterly Report, LE and LRM were current on monthly payments under the First Term Loan Due 2034 and Second Term Loan Due 2034, as well as interest payments on the Amended Pilot Line of Credit. To date, there have been no payments under the Notre Dame Debt and the BDPL Loan Agreement.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

As previously disclosed, the Lazarus Parties were prohibited by GEL from making payments to Jonathan Carroll under the Amended and Restated Guaranty Fee Agreements (see also “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Legal Matters – Final Arbitration Award and Settlement Agreement”). Now that the Settlement between GEL and the Lazarus Parties is final and effective, management has resumed payments of the common stock component to Mr. Carroll under the agreements. On November 14, 2019, Mr. Carroll received 1,351,851 shares of Common Stock, which represents payment of the common stock component of the guaranty fees for the period May 2017 through October 2019. Mr. Carroll will receive payment of the common stock component of the guaranty fees on a quarterly basis going forward. Currently, management does not intend on paying Mr. Carroll the cash portion due to Blue Dolphin’s working capital deficits. The cash portion of guaranty fees owed to Mr. Carroll will continue to be accrued and added to the principal balance of the March Carroll Note. See “Part I, Item 1. Financial Statements – Note (9) Related-Party Transactions – Financial Agreements – March Carroll Note” and “ – Amended and Restated Guaranty Fee Agreements” for additional disclosures related to payments to Jonathan Carroll.

As described elsewhere in this Quarterly Report, Veritex notified obligors that the Final Arbitration Award constituted an event of default under the First Term Loan Due 2034 and Second Term Loan Due 2034. In addition to existing events of default related to the Final Arbitration Award, at September 30, 2019, LE and LRM were in violation of the debt service coverage ratio, the current ratio, and debt to net worth ratio financial covenants related to the secured loan agreements. LE also failed to replenish a payment reserve account as required. The occurrence of events of default under the secured loan agreements permits Veritex to declare the amounts owed under the secured loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under the loan agreements, and/or exercise any other rights and remedies available.

Veritex did not accelerate or call due the secured loan agreements considering the Settlement Agreement. Instead, Veritex expressly reserved all its rights, privileges and remedies related to events of default under the secured loan agreements and informed obligors that it would consider a final confirmation of the Final Arbitration Award to be a material event of default under the loan agreements Veritex worked with LE and LRM and was aware and party to all discussions and arrangements with GEL surrounding the Settlement Agreement, all amendments, and the final and effective Settlement with GEL. In a notice to obligors dated April 30, 2019 (the "Veritex Consent'), Veritex agreed to waive certain covenant defaults and forbear from enforcing its remedies under the secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of a payment reserve account in the amount of $1.0 million as required by one of the secured loan agreements on or before August 31, 2019. As of the filing date of this Quarterly Report, the payment reserve account had not been fully replenished. Any exercise by Veritex of its rights and remedies under such secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. In such case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

We adopted new ASU guidance related to leases. As a result, disclosures previously reported as indebtedness within this “Liquidity and Capital Resources” section as capital leases are now excluded. Amounts are now reported as finance leases within “Part I, Item. – Note (15) Leases.” See “Part I, Item 1. Financial Statements – Note (3) Significant Accounting Policies – New Pronouncements Adopted” for information related to the new lease accounting standard.

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

Off-Balance Sheet Arrangements

None.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

Changes in Internal Control over Financial Reporting

In connection with the adoption on January 1, 2019 of new accounting guidance for leases, we implemented new processes and internal controls related to our leases.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See “Part I, Item 4. Controls and Procedures – Evaluation of Disclosure Controls and Procedures” of this Quarterly Report for a discussion related to controls and procedures.)

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Final Arbitration Award

See “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies – Final Arbitration Award and Settlement Agreement” of this Quarterly Report for disclosures related to the Final Arbitration Award to GEL and the Settlement Agreement between the Lazarus Parties and GEL.

Other Legal Matters

We are involved in lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens, contract-related disputes, administrative proceedings, and financial assurance (bonding) requirements with regulatory bodies. Management is in discussion with all concerned parties and does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that such discussions will result in a manageable outcome or that we will be able to meet financial assurance (bonding) requirements. If Veritex exercises its rights and remedies under the secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected. See “Part I, Item 1. Financial Statements – Note (18) Commitments and Contingencies” for additional information.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (11) Long-Term Debt and Accrued Interest” for disclosures related to defaults on our debt.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

10.1	Amendment No. 1 to Line of Credit, Guarantee and Security Agreement, dated as of September 3, 2019, among Pilot Travel Centers LLC, Nixon Product Storage, LLC and the other loan parties hereto.
31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*
Filed herewith.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 9/30/19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

November 14, 2019	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)