Form 10-Q
period 2020-03-31
BLUE DOLPHIN ENERGY CO
filed 2020-05-15
CIK 793306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-15905
BLUE DOLPHIN ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-1268729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Travis Street, Suite 2100, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

713-568-4725
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BDCO	OTCQX

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of May 15, 2020: 12,693,514

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Glossary of Terms

Throughout this Quarterly Report on Form 10-Q, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including C&C, Ingleside, and Lazarus Capital) and/or LEH and its affiliates (including Lazarus Midstream, LMT, and LTRI). Together, Jonathan Carroll and LEH own approximately 82% of Blue Dolphin’s Common Stock.

AMT. Alternative Minimum Tax.

Amended Pilot Line of Credit. Line of Credit Agreement dated May 3, 2019, between Pilot and NPS and subsequently amended on May 9, 2019 and May 10, 2019 and September 3, 2019, the last amendment being Amendment No. 1; line of credit amount is $13.0 million.

Amended and Restated Operating Agreement. Affiliate agreement dated April 1, 2020 between Blue Dolphin, LE, LRM, NPS, BDPL, BDPC, BDSC and LEH governing LEH’s operation and management of the companies’ assets.

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

BDPC. Blue Dolphin Petroleum Company, a wholly owned subsidiary of Blue Dolphin.

BDPL. Blue Dolphin Pipe Line Company, a wholly owned subsidiary of Blue Dolphin.

BDSC. Blue Dolphin Services Co., a wholly owned subsidiary of Blue Dolphin.

bpd. Barrel per day; a measure of the bbls of daily output produced in a refinery or transported through a pipeline.

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

CAA. Clean Air Act.

CDC. Centers for Disease Control and Prevention.

CERLA. Comprehensive Environmental Response, Compensation, and Liability Act of 1980.

CIP. Construction in progress.

COVID-19. An infectious disease first identified in 2019 in Wuhan, the capital of China's Hubei province; the disease has since spread globally, resulting in the ongoing 2019–2020 coronavirus pandemic.

CWA. Clean Water Act.

Common Stock. Blue Dolphin common stock, par value $0.01 per share. Blue Dolphin has 20,000,000 shares of Common Stock authorized.

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

Distillates. The result of crude distillation and therefore any refined oil product. Distillate is more commonly used as an abbreviated form of middle distillate. There are mainly four (4) types of distillates: (i) very light oils or light distillates (such as naphtha), (ii) light oils or middle distillates (such as our jet fuel), (iii) medium oils, and (iv) heavy oils (such as our low-sulfur diesel and HOBM, reduced crude, and AGO).

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

GEL. GEL Tex Marketing, LLC, a Delaware limited liability company and an affiliate of Genesis Energy, LLC.

GEL Final Arbitration Award. Damages and attorney fees and related expenses awarded to GEL by an arbitrator on August 11, 2017.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

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

Gross Profit (Deficit). Calculated as total revenue less cost of goods sold; reflected as a dollar ($) amount.

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

Lazarus Midstream. Lazarus Midstream Partners, L.P., an affiliate of LEH.

Lazarus Parties. Blue Dolphin, C&C, NPS, LE, LEH, and Jonathan Carroll.

LE. Lazarus Energy, LLC, a wholly owned subsidiary of Blue Dolphin.

LEH. Lazarus Energy Holdings, LLC, an affiliate of Jonathan Carroll and controlling shareholder of Blue Dolphin.

LEH Operating Fee. A management fee paid to LEH under the Amended and Restated Operating Agreement; calculated as 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization and interest of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC; previously reflected within refinery operating expenses in our consolidated statements of operations.

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

OPEC. Organization of Petroleum Exporting Countries.

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

PHMSA. Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation.

Pilot. Pilot Travel Centers LLC, a Delaware limited liability company.

Preferred Stock. Blue Dolphin preferred stock, par value $0.10 per share. Blue Dolphin has 2,500,000 shares of Preferred Stock authorized and no shares of Preferred Stock issued and outstanding.

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

Refining Gross Profit (Deficit) per Bbl. Calculated as refinery operations revenue less total cost of goods sold divided by the volume, in bbls, of refined products sold during the period; reflected as a dollar ($) amount per bbl.

RCRA. Federal Resource Conservation and Recovery Act.

RFS2. Second Renewable Fuels Standard.

ROU. Right-of-use.

SEC. Securities and Exchange Commission.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Segment Margin (Deficit). For our refinery operations and tolling and terminaling business segments, represents net revenues (excluding intercompany fees and sales) attributable to the respective business segment less associated intercompany fees and sales less associated operation costs and expenses.

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

WHO. World Health Organization.

WSJ Prime Rate. A measure of the U.S. prime rate as defined by the Wall Street Journal.

XBRL. eXtensible Business Reporting Language.

Yield. The percentage of refined products that is produced from crude oil and other feedstocks.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Important Information Regarding Forward Looking Statements

Important Information Regarding Forward-Looking Statements

This report (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, but not limited to, those under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, including without limitation statements regarding expectations regarding revenue, cash flows, capital expenditures, and other financial items, our business strategy, goals and expectations concerning our market position, future operations and profitability, are forward-looking statements. Forward-looking statements may be identified by use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. Although we believe our assumptions concerning future events are reasonable, several risks, uncertainties, and other factors could cause actual results and trends to differ materially from those projected, including but not limited to:

Business and Industry	Refinery and Tolling and Terminaling Operations

●
Our going concern status.
●
Inadequate liquidity to sustain operations due to defaults under our secured loan agreements, margin deterioration, and historic net losses and working capital deficits.
●
Substantial debt in current liabilities, which is currently in default.
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
●
Geographic concentration of our assets and customers, creating significant exposure to regional economy risks and other conditions.
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
●
The effects of public health threats, pandemics and epidemics, such as the recent outbreak of COVID-19, and the adverse impacts thereof on our business, financial condition, results of operations, and liquidity, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand for our products, industry demand generally, crude oil supply, margins, production and throughput capacity, utilization, inventory value, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally.

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
●
The effect, impact, potential duration or other implications of the recent outbreak of COVID-19 and global crude oil production levels, and any expectations we may have with respect thereto.

Pipeline and Facilities and Oil and Gas Assets

●
Assessment of civil penalties by BOEM for failure to satisfy orders to provide additional financial assurance (supplemental pipeline bonds) within the time period prescribed.
●
Assessment of civil penalties by BSEE for failure to decommission pipeline and platform assets, as well as complete structural platform surveys, within the time periods prescribed.

Common Stock

●
Decline in stock price due to share sales by Affiliates.
●
Issuance of additional shares of Common Stock and Preferred Stock, which significantly dilute the equity ownership of current holders.

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Financial Statements

PART I

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2020	2019

	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$269	$72
Restricted cash	49	49
Accounts receivable, net	1,325	446
Accounts receivable, related party (Note 3)	-	1,364
Prepaid expenses and other current assets (Note 6)	780	2,276
Deposits	174	158
Inventory (Note 7)	813	1,645
Refundable federal income tax (Note 14)	100	65
Total current assets	3,510	6,075

LONG-TERM ASSETS
Total property and equipment, net (Note 8)	63,509	63,893
Operating lease ROU assets (Note 13)	613	649
Restricted cash, noncurrent	547	547
Surety bonds (Note 16)	230	230
Deferred tax assets, net (Note 14)	-	50
Total long-term assets	64,899	65,369

TOTAL ASSETS	68,409	71,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion, in default (Note 10)	33,580	33,836
Line of credit payable, less umamortized debt issue costs (Note 11)	11,243	11,464
Long-term debt, related party, current portion, in default (Note 3)	7,572	6,001
Current portion of lease liabilities (Note 13)	250	251
Interest payable (in default) (Note 10)	4,033	3,814
Interest payable, related party (in default) (Note 3)	2,334	2,174
Accounts payable	1,425	1,877
Accounts payable, related party (Note 3)	149	149
Asset retirement obligations (Note 12)	2,550	2,565
Accrued expenses and other current liabilities (Note 9)	2,801	3,333
Total current liabilities	65,937	65,464

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current portion (Note 13)	518	564
Deferred revenue	1,808	1,930
Total long-term liabilities	2,326	2,494

TOTAL LIABILITIES	68,263	67,958

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY
Common Stock shares issued and outstanding (12,327,365 at both March 31, 2020 and December 31, 2019)	123	123
Additional paid-in capital	38,275	38,275
Accumulated deficit	(38,252)	(34,912)
TOTAL STOCKHOLDERS' EQUITY	146	3,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,409	$71,444

The accompanying notes are an integral part of these consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Financial Statements

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in thousands except share and per-share amounts)

REVENUE FROM OPERATIONS
Refinery operations (Note 4)	$60,897	$67,858
Tolling and terminaling (Note 4)	1,103	1,069
Total revenue from operations	62,000	68,927

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	59,720	63,187
Other conversion costs	2,368	2,329
Total costs of goods sold	62,088	65,516

Gross profit (deficit)	(88)	3,411

COST OF OPERATIONS
LEH operating fee (Note 3)	147	150
Other operating expenses	59	57
General and administrative expenses	644	670
Depletion, depreciation and amortization	633	590
Total cost of operations	1,483	1,467

Income (loss) from operations	(1,571)	1,944

OTHER INCOME (EXPENSE)

Easement, interest and other income	20	-
Interest and other expense	(1,774)	(1,197)
Total other income (expense) (Note 3)	(1,754)	(1,197)

Income (loss) before income taxes	(3,325)	747

Income tax expense	(15)	-

Net income (loss)	$(3,340)	$747

Income (loss) per common share (Note 15):
Basic	$(0.27)	$0.07
Diluted	$(0.27)	$0.07

Weighted average number of common shares outstanding (Note 15):	12,327,365	10,975,514
Basic	12,327,365	10,975,514
Diluted

The accompanying notes are an integral part of these consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
OPERATING ACTIVITIES
Cash flows used in operating activities:
Net income (loss)	$(3,340)	$747
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depletion, depreciation and amortization	633	590
Deferred income tax	15	-
Amortization of debt issue costs	220	32
Guaranty fees paid in kind	153	-
Deferred revenues and expenses	(122)	-
Changes in operating assets and liabilities
Changes in accounts receivable	(879)	(739)
Changes in accounts receivable, related party	1,364	(482)
Changes in prepaid expenses and other current assets	1,496	910
Changes in deposits and other assets	(16)	-
Changes in inventory	832	(333)
Changes in accrued arbitration award	-	(1,500)
Changes in accounts payable, accrued expenses and other liabilities	(683)	593
Changes in accounts payable, related party	-	151
Net cash used in operating activities	(327)	(31)

INVESTING ACTIVITIES
Cash flows from (used in) investing activities:
Capital expenditures	(198)	(123)
Net cash used in investing activities	(198)	(123)

FINANCING ACTIVITIES
Cash flows from (used in) financing activities:
Payments on debt	(696)	(250)
Net activity on related-party debt	1,418	419
Net cash provided by financing activities	722	169

Increase in cash and cash equivalents	197	15

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	668	1,665
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$865	$1,680

Supplemental Information:
Non-cash investing and financing activities:
Financing of guaranty fees via long-term debt, related party	$153	$158
Interest paid	$937	$361
Income taxes paid (received)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1)
Organization

Overview
Blue Dolphin is an independent downstream energy company operating in the Gulf Coast region of the United States. Our subsidiaries operate a light sweet-crude, 15,000-bpd crude distillation tower with approximately 1.2 million bbls of petroleum storage tank capacity in Nixon, Texas. Blue Dolphin was formed in 1986 as a Delaware corporation and is traded on the OTCQX under the ticker symbol “BDCO”. Blue Dolphin has 20.0 million shares of Common Stock and 2.5 million shares of Preferred Stock authorized. There are no shares of Preferred Stock issued and outstanding.

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

Affiliates
Affiliates control approximately 82% of the voting power of our Common Stock. An Affiliate operates and manages all Blue Dolphin properties and funds working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and arrangements and working capital deficits.

Going Concern
Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

Defaults Under Secured Loan Agreements with Third Parties. Defaults under our secured loan agreements with third parties include loan agreements with Veritex in the original aggregate principal amount of $35.0 million, which are guaranteed 100% by the USDA, and a line of credit agreement with Pilot in the principal amount of $13.0 million. Certain of our related-party debt is also in default. See “Note (3)” of our consolidated financial statements for disclosures related to related-party debt.

Veritex Loan Agreements. In September 2017, LE, Jonathan Carroll, Blue Dolphin, LRM, and LE received notification from Veritex regarding events of default under our secured loan agreements, including, but not limited to, the occurrence of the GEL Final Arbitration Award, associated material adverse effect conditions, failure by LE to replenish a $1.0 million payment reserve account, and the occurrence of events of default under our other secured loan agreements with Veritex. Further, Veritex informed obligors that it would consider a final confirmation of the GEL Final Arbitration Award to be a material event of default under the loan agreements. Veritex did not accelerate or call due our secured loan agreements considering then ongoing settlement discussions between GEL and the Lazarus Parties. Instead, Veritex expressly reserved all its rights, privileges and remedies related to events of default.

In April 2019, LE, Jonathan Carroll, Blue Dolphin, LRM, and LE received notification from Veritex that the bank agreed to waive certain covenant defaults and forbear from enforcing its remedies under our secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of the payment reserve account on or before August 31, 2019. Following the GEL Settlement, the associated mutual releases became effective and GEL filed a stipulation of dismissal of claims against LE. As of the date of this report, LE had not replenished the payment reserve account and obligors were still in default under our other secured loan agreements with Veritex.

At March 31, 2020, LE and LRM were in violation of the debt service coverage ratio, current ratio, and debt to net worth ratio financial covenants under our secured loan agreements with Veritex. As a result, the debt associated with these loans was classified within current portion of long-term debt on our consolidated balance sheets at March 31, 2020 and December 31, 2019. We were current on required monthly payments under our secured loan agreements with Veritex as of the filing date of this report.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements with Veritex, either upon maturity or if accelerated, (ii) LE and LRM will be able to refinance or restructure the payments of the debt, and/or (iii) Veritex, as first lien holder, will provide future default waivers. Defaults under our secured loan agreements with Veritex permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. Any exercise by Veritex of its rights and remedies under our secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. Further, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Amended Pilot Line of Credit. On May 4, 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable under the Amended Pilot Line of Credit. Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, all amounts outstanding under the Amended Pilot Line of Credit began to accrue interest at a rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.

The borrower and guarantors are attempting to reach a negotiated settlement with Pilot, and Pilot hopes to continue to work with the borrower to settle its obligations under the Amended Pilot Line of Credit. Additionally, the borrower and guarantors are working with a lender on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. Our ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. In the event we were unsuccessful in such endeavors, we may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

See “Note (10)” and “Note (11)” to our consolidated financial statements for additional information related to defaults under our secured loan agreements with Veritex and Pilot and their potential effects on our business, financial condition, and results of operations.

Margin Deterioration and Volatility. Steps taken to address the COVID-19 pandemic globally and nationally and the actions of members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets, causing oil prices to decline sharply, as well as other changes to the economic outlook in the near term. Such subsequent developments included, but are not limited to, government-imposed temporary business closures and voluntary shelter-at-home directives as well as developments in production discussions between global oil producers, and the effect thereof. Oil prices as well as demand are expected to continue to be volatile as a result of the near-term over-supply and the ongoing COVID-19 pandemic as changes in oil inventories, industry demand and global and national economic performance are reported, and we cannot predict when prices and demand will improve and stabilize. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. However, we expect margins will likely remain weak during the second quarter of 2020 until global demand begins to recover. Accordingly, we can provide no assurances that these events will not have a material adverse effect on our financial position or results of operations.

Net Losses and Working Capital Deficits. Net loss for the three months ended March 31, 2020 was $3.3 million, or a loss of $0.27 per share, compared to net income of $0.7 million, or income of $0.07 per share, for the three months ended March 31, 2019. The significant decrease was the result of less favorable margins per bbl.

We had a working capital deficit of $62.4 million and $59.4 million at March 31, 2020 and December 31, 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $21.3 million and $19.6 million at March 31, 2020 and December 31, 2019, respectively. We had cash and cash equivalents and restricted cash (current portion) of $0.3 million and $0.05 million, respectively, at March 31, 2020. Comparatively, we had cash and cash equivalents and restricted cash (current portion) of $0.07 million and $0.05 million, respectively, at December 31, 2019.

Operating Risks
Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. As discussed under ‘going concern’ above and throughout this report, we are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Our business was deemed as an essential business and, as such, has remained open. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. Management believes that it is taking all prudent steps, however, there can be no assurance that our business strategy will be successful, that Affiliates will continue to fund our working capital needs when we experience working capital deficits, that we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, that we will be able to obtain additional financing on commercially reasonable terms or at all, or that margins on our refined products will be favorable. Further, if Veritex and/or Pilot exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

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

The consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or for any other period. As discussed further below within this “Note (2)” under ‘use of estimates,’ the recent outbreak of COVID-19 and its development into a pandemic in March 2020 has resulted in significant economic disruption globally. This disruption became more acute in the latter half of March 2020; therefore, our operating results for the three months ended March 31, 2020 do not fully reflect the impact this disruption has had, and will likely continue to have, on us.

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

Use of Estimates. The outbreak of COVID-19 and its development into a pandemic in March 2020 and certain developments in the global oil markets have impacted and continue to impact our business. Our business was designated as an essential business and, as such, has remained open. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. Many uncertainties remain with respect to COVID-19, including its resulting economic effects, and we are unable to predict the ultimate economic impacts from COVID-19 on our business and how quickly national economies can recover once the pandemic subsidies. However, the adverse impacts of the economic effects from COVID-19 and uncertainty in the global oil markets on our business have been and will likely continue to be significant.

The nature of our business requires that we make estimates and assumptions in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The COVID-19 outbreak has impacted these estimates and assumptions and will continue to do so. Our estimates at the end of the first quarter assumed no material impact from the disruptions caused by COVID-19.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2020 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves and the carrying value of long-lived assets. While there was not a material impact to our consolidated financial statements as of and for the three months ended March 31, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.

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

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for doubtful accounts of $0.1 million at both March 31, 2020 and December 31, 2019.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

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

Pipelines and Facilities. Our pipelines and facilities are recorded at cost less any adjustments for depreciation or impairment. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance we performed periodic impairment testing of our pipeline and facilities assets in 2016. Upon completion of that testing, our pipeline assets were fully impaired at December 31, 2016. All pipeline transportation services to third parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. We plan to decommission the offshore pipelines and platform assets in the third quarter of 2020.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

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

Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes. As of each reporting date, we consider new evidence, both positive and negative, to determine the realizability of deferred tax assets. We consider whether it is more likely than not that a portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. When we determine that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended March 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of March 31, 2020 and December 31, 2019. We expect to recover deferred tax assets related to AMT credit carryforwards. In addition, we have NOL carryforwards that remain available for future use.

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2020 and December 31, 2019, there were no uncertain tax positions for which a reserve or liability was necessary. See “Note (14)” to our consolidated financial statements for more information related to income taxes.

Impairment or Disposal of Long-Lived Assets. We periodically evaluate our long-lived assets for impairment. Additionally, we evaluate our long-lived assets when events or circumstances indicate that the carrying value of these assets may not be recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset or group of assets is recognized. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. The GEL Final Arbitration Award represented a significant adverse change that could have affected the value of certain of our long-lived assets, and management performed potential impairment testing of our refinery and facilities assets in 2019 and 2018. Upon completion of that testing, no impairment was deemed necessary and we did not record any impairment of our refinery and facilities assets for the periods presented.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

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

New Pronouncements Adopted. The FASB issues an ASU to communicate changes to the FASB ASC, including changes to non-authoritative SEC content. Recently adopted ASUs include:

Codification Updates to SEC Sections. In July 2019, FASB issued ASU 2019-07, Codification Updates to SEC Sections, which amended certain SEC sections or paragraphs within the FASB ASC. The amendments were made pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update). The SEC Final Rule Releases, which required improvements to the XBRL taxonomy, were made to improve, update, and simplify SEC regulations on financial reporting and disclosure. For public companies, the amendments in ASU 2019-07 were effective upon issuance. Adoption of this guidance did not have a significant impact on our consolidated financial statements.

Consolidation. In October 2018, FASB issued ASU 2018-17, Consolidation (Topic 810). This ASU provided targeted improvements to related-party guidance for variable interest entities. Indirect interests held through related parties in common control arrangements are considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in ASU 2018-17 were effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

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

Jet Fuel Sales Agreement	LEH - LE	Operations	04/01/2020	---
1-year term expiring earliest to occur of 03/31/2021 plus 30-day carryover or delivery of maximum jet fuel quantity; LEH bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification

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
Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement; reflects amounts owed to Jonathan Carroll under guaranty fee agreements; matured 01/01/2019; interest still accruing

Office Sub-Lease Agreement	LEH - BDSC	Operations	01/01/2018	---	68-month term expiring 08/31/2023; office lease Houston, Texas; includes 6-month rent abatement period; rent approximately $0.02 million per month
Amended and Restated Operating Agreement	LEH – Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC	Debt	04/01/2020	---
3-year term; expires 04/01/2023 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization and interest of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC

Loan and Security Agreement (in default)	LEH - BDPL	Debt	08/15/2016	16.00%	2-year term; $4.0 million principal amount; $0.5 million annual payment; proceeds used for working capital; no financial maintenance covenants; secured by certain BDPL property
(1)
On April 30, 2020, we issued an aggregate of 231,065 restricted shares of Common Stock to Jonathan Carroll, which represents payment of the common stock component of guaranty fees for the period November 2019 through March 2020. The average cost basis was $0.69, the low was $0.52, and the high was $1.07. For the foreseeable future, management does not intend on paying Mr. Carroll the cash portion of guaranty fees due to Blue Dolphin’s working capital deficits. The cash portion will continue to be accrued and added to the principal balance of the March Carroll Note.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

Related-Party Financial Impact

Consolidated Balance Sheets.
Accounts receivable, related party. Accounts receivable, related party totaled $0 and $1.4 million at March 31, 2020 and December 31, 2019, respectively. At December 31, 2019, accounts receivable, related party represented amounts owed from LEH for the sale of jet fuel under the Jet Fuel Sales Agreement.  Amounts are paid under normal business terms.  Amounts outstanding relating to the Jet Fuel Sales Agreement can vary significantly period to period based on the timing of the related sales and payments received.  See below for the total amount owed to LEH under the June LEH Note and the BDPL Loan Agreement.

Accounts payable, related party. Accounts payable, related party to LTRI related to the purchase of refinery equipment totaled $0.2 million at both March 31, 20020 and December 31, 2019.

Long-term debt, related party, current portion (in default) and accrued interest payable, related party.

	March 31,	December 31,
	2020	2019
	(in thousands)
LEH
June LEH Note (in default)	$1,375	$-
BDPL Loan Agreement	6,334	6,174
LEH Total	7,709	6,174
Ingleside
March Ingleside Note (in default)	1,024	1,004
Jonathan Carroll
March Carroll Note (in default)	1,173	997
	9,906	8,175

Less: Long-term debt, related party, current portion, in default	(7,572)	(6,001)
Less: Accrued interest payable, related party (in default)	(2,334)	(2,174)
	$-	$-

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended March 31,
	2020		2019
	(in thousands, except percent amounts)
Refinery operations
LEH	$17,715	28.6%	$20,809	30.2%
Third-Parties	43,182	69.6%	47,049	68.3%
Tolling and terminaling
Third-Parties	1,103	1.8%	1,069	1.5%
	$62,000	100.0%	$68,927	100.0%

Interest expense.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034	$108	$112
Second Term Loan Due 2034	45	46
March Carroll Note (in default)	23	25
LEH
BDPL Loan Agreement (in default)	160	160
June LEH Note (in default)	25	6
Ingleside
March Ingleside Note (in default)	20	26
	$381	$375

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

Other. Fees associated with the Dock Tolling Agreement with LMT totaled $0 and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Lease payments received under the office sub-lease agreement with LEH totaled approximately $0.01 million for both three-month periods ended March 31, 2020 and 2019. The LEH operating fee was flat, totaling approximately $0.2 million for both three-month periods ended March 31, 2020 and 2019.

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

Remaining Performance Obligations. Most of our contracts with customers are spot contracts and therefore have no remaining performance obligations.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

Segment Information. Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net revenue (excluding intercompany fees and sales)
Refinery operations	$60,897	$67,858
Tolling and terminaling	1,103	1,069
Total net revenue	62,000	68,927

Intercompany fees and sales
Refinery operations	(617)	(606)
Tolling and terminaling	617	606
Total intercompany fees	-	-

Operation costs and expenses(1)
Refinery operations	(61,833)	(65,152)
Tolling and terminaling	(255)	(364)
Corporate and other	(59)	(57)
Total operation costs and expenses	(62,147)	(65,573)

Segment contribution margin (deficit)
Refinery operations	(1,553)	2,100
Tolling and terminaling	1,465	1,311
Corporate and other	(59)	(57)
Total segment contribution margin (deficit)	(147)	3,354

General and administrative expenses(2)
Refinery operations	(304)	(332)
Tolling and terminaling	(68)	(43)
Corporate and other	(419)	(445)
Total general and administrative expenses	(791)	(820)

Depreciation and amortization
Refinery operations	(288)	(465)
Tolling and terminaling	(294)	(99)
Corporate and other	(51)	(26)
Total depreciation and amortization	(633)	(590)

Interest and other non-operating expenses, net
Refinery operations	(741)	(783)
Tolling and terminaling	(770)	(196)
Corporate and other	(243)	(218)
Total interest and other non-operating expenses, net	(1,754)	(1,197)

Income (loss) before income taxes
Refinery operations	(2,886)	520
Tolling and terminaling	333	973
Corporate and other	(772)	(746)
Total income (loss) before income taxes	(3,325)	747

Income tax expense	(15)	-

Net income (loss)	$(3,340)	$747

(1)
Operation costs include cost of goods sold. Also, operation costs within: (a) tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g. insurance and maintenance) and (b) corporate and other includes expenses related to BDSC, BDPC and BDPL.
(2)
General and administrative expenses within refinery operations include the LEH operating fee.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

	March 31,
	2020	2019
	(in thousands)
Capital expenditures
Refinery operations	$6	$40
Tolling and terminaling	192	83
Corporate and other	-	-
Total capital expenditures	198	123

Identifiable assets
Refinery operations	48,418	50,340
Tolling and terminaling	18,407	18,880
Corporate and other	1,584	2,429
Total identifiable assets	$68,409	$71,649

(5)
Concentration of Risk

Bank Accounts
Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor. At both March 31, 2020 and December 31, 2019, we had cash balances (including restricted cash) that exceeded the FDIC insurance limit per depositor of approximately $0.3 million.

Key Supplier
Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Pilot. Under the initial term of the crude supply agreement, Pilot will sell us approximately 24.8 million net bbls of crude oil. Thereafter, the crude supply agreement will continue on a one-year evergreen basis. Pilot may terminate the crude supply agreement by providing the other party 60 days prior written notice. We may terminate the agreement upon the expiration of the initial term or at any time during a renewal term by giving Pilot 60 days prior written notice.

Pilot also stores crude oil at the Nixon facility under a terminal services agreement. Under the terminal services agreement, Pilot stores crude oil at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity. Although the initial term of the terminal services agreement expired April 30, 2020, the agreement renewed on a one-year evergreen basis. Either party may terminate the terminal services agreement by providing the other party 60 days prior written notice. However, the terminal services agreement will automatically terminate upon expiration or termination of the crude supply agreement.

Our financial health could be materially and adversely affected by defaults in our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, a sustained period of low crude oil prices due to market volatility associated with the COVID-19 pandemic may also result in significant financial constraints on producers, which could result in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

Significant Customers
We routinely assess the financial strength of our customers and have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable March 31

Three Months March 31, 2020	4	94%	$0.6 million

Three Months March 31, 2019	4	96%	$0.8 million

One of our significant customers is an Affiliate. The Affiliate, LEH, purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification. LEH accounted for nearly 29% and 30% of our total revenue from operations for the three months ended March 31, 2020 and 2019, respectively. LEH represented $0 in accounts receivable at both March 31, 2020 and March 31, 2019.

Amounts outstanding relating to the Jet Fuel Sales Agreement can vary significantly period to period based on the timing of the related sales and payments received. The amounts are paid under normal business terms. The total amount owed to LEH under the June LEH Note and the BDPL Loan Agreement totaled $7.6 million and $6.2 million at March 31, 2020 and December 31, 2019, respectively. See “Note (3)” and “Note (16)” to our consolidated financial statements for additional disclosures related to transactions with Affiliates.

Concentration of Customers. Our operations have a concentration of customers who are refined petroleum product wholesalers. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions including the uncertainties concerning COVID-19 and volatility in the global oil markets. Historically, we have not had any significant problems collecting our accounts receivable.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3. Occasionally we sell refined products to customers that export to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Year Ended March 31,
	2020		2019
	(in thousands, except percent amounts)

LPG mix	$-	0.0%	$8	0%
Naphtha	11,515	18.9%	13,795	20.3%
Jet fuel	17,715	29.1%	20,809	30.7%
HOBM	15,191	24.9%	16,160	23.8%
AGO	16,476	27.1%	17,086	25.2%
	$60,897	100.0%	$67,858	100.0%

An Affiliate, LEH, purchases our jet fuel. See “Note (3)” and “Note (16)” to our consolidated financial statements for additional disclosures related to Affiliate transactions.

(6)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Prepaid crude oil and condensate	$379	$1,651
Other prepaids	191	87
Prepaid easement renewal fees	115	121
Prepaid insurance	95	417
	$780	$2,276

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

(7)
Inventory

Inventory as of the dates indicated consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Crude oil and condensate	$554	$959
Chemicals	157	120
AGO	56	440
Naphtha	29	95
Propane	15	26
LPG mix	2	5
	$813	$1,645

At March 31, 2020 and December 31, 2019, we recorded a write-down of inventory to its net realizable value of approximately $0.2 million and $0.1 million, respectively.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

(8)
Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Refinery and facilities	$66,317	$66,317
Land	566	566
Other property and equipment	833	833
	67,716	67,716

Less: Accumulated depletion, depreciation, and amortiation	(13,321)	(12,739)
	54,395	54,977

CIP	9,114	8,916
	$63,509	$63,893

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. Capitalized interest is recorded as part of the asset it relates to and is depreciated over the asset’s useful life. Capitalized interest cost, which is included in CIP, was $0.7 million at both March 31, 2020 and December 31, 2019. Capital expenditures for expansion at the Nixon facility are funded by long-term debt from Veritex, revenue from operations, and working capital from Affiliates. Unused amounts for capital expenditures derived from Veritex loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Note (10)” to our consolidated financial statements for additional disclosures related to working capital deficits and borrowings for capital spending.

(9)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Unearned revenue from contracts with customers	$1,697	$1,990
Unearned contract renewal income	500	500
Taxes payable	252	183
Insurance	169	159
Board of director fees payable	123	263
Other payable	50	228
Customer deposits	10	10
	$2,801	$3,333

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

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

The USDA, acting through its agencies, administers a federal rural credit program that makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes. Each USDA guarantee is a full faith and credit obligation of the U.S. with the USDA guaranteeing up to 100% of the principal amount. The lender for a USDA-guaranteed loan, in our case Veritex, is required by regulations to retain both the guaranteed and unguaranteed portions of the loan, to service the entire underlying loan, and to remain mortgage and/or secured party of record. Both the guaranteed and unguaranteed portions of the loan are to be secured by the same collateral with equal lien priority. The USDA-guaranteed portion of a loan cannot be paid later than, or in any way be subordinated to, the related unguaranteed portion. See “Note (3)” and “Note (16)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and transactions, including long-term debt guarantees.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

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

As described elsewhere in this report, we are in default under our secured loan agreements. Defaults include events of default and financial covenant violations. Defaults under our secured loan agreements permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2020 and December 31, 2019.

Events of Default. In September 2017, LE, Jonathan Carroll, Blue Dolphin, LRM, and LE received notification from Veritex regarding events of default under our secured loan agreements, including, but not limited to, the occurrence of the GEL Final Arbitration Award, associated material adverse effect conditions, failure by LE to replenish a $1.0 million payment reserve account, and the occurrence of events of default under our other secured loan agreements with Veritex. Further, Veritex informed obligors that it would consider a final confirmation of the GEL Final Arbitration Award to be a material event of default under the loan agreements. Veritex did not accelerate or call due our secured loan agreements considering then ongoing settlement discussions between GEL and the Lazarus Parties. Instead, Veritex expressly reserved all its rights, privileges and remedies related to events of default.

In April 2019, LE, Jonathan Carroll, Blue Dolphin, LRM, and LE received notification from Veritex that the bank agreed to waive certain covenant violations and forbear from enforcing its remedies under our secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of the payment reserve account on or before August 31, 2019. Following the GEL Settlement, the associated mutual releases became effective and GEL filed a stipulation of dismissal of claims against LE. As of the date of this report, LE had not replenished the payment reserve account and obligors were still in default under our other secured loan agreements with Veritex.

Financial Covenant Violations.  At March 31, 2020, LE and LRM were in violation of the debt service coverage ratio, current ratio, and debt to net worth ratio financial covenants under our secured loan agreements with Veritex. Any exercise by Veritex of its rights and remedies under our secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements with Vertitex, either upon maturity or if accelerated, (ii) LE and LRM will be able to refinance or restructure the payments of the debt, and/or (iii) Veritex, as first lien holder, will provide future default waivers. Defaults under our secured loan agreements and any exercise by Veritex of its rights and remedies related to such defaults may have a material adverse effect on the trading prices of our common stock and on the value of an investment in our common stock, and holders of our common stock could lose their investment in our common stock in its entirety. See “Note (1)” and “Note (11)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

Outstanding Principal, Debt Issue Costs, and Accrued Interest
Third-party long-term debt (outstanding principal and accrued interest), as of the dates indicated was as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
USDA-Guaranteed Loans
First Term Loan Due 2034 (in default)	$21,586	$21,776
Second Term Loan Due 2034 (in default)	8,953	9,031
Notre Dame Debt (in default)	8,816	8,617
	39,355	39,424

Less: Current portion of long-term debt, net	(33,580)	(33,836)
Less: Unamortized debt issue costs	(1,845)	(1,877)
Less: Accrued interest payable (in default)	(3,930)	(3,711)
	$-	$-

Unamortized debt issue costs associated with USDA-guaranteed loans as of the dates indicated consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
USDA-Guaranteed Loans
First Term Loan Due 2034 (in default)	$1,674	$1,674
Second Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(597)	(565)
	$1,845	$1,877

Amortization expense was $0.03 million for both three-month periods ended March 31, 2020 and 2019.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Notre Dame Debt (in default)	$3,838	$3,639
USDA-Guaranteed Loans
First Term Loan Due 2034 (in default)	41	25
Second Term Loan Due 2034 (in default)	51	47
	3,930	3,711
Less: Accrued interest payable (in default)	(3,930)	(3,711)
Long-term Interest Payable, Net of Current Portion	$-	$-

As a result of new ASU guidance related to leases, capital leases are now reported in “Note (13)” as finance leases. See “Note (1),” “Note (3),” and “Note (11”) to our consolidated financial statements for information related to third-party debt, related-party debt and debt obligations associated with Pilot.

(11)
Line of Credit Payable

Line of Credit Agreement

Line of Credit Description	Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose

Amended Pilot Line of Credit (in default)	$13.0	May 2020	----	14.00%	GEL Settlement Payment, NPS purchase of crude oil from Pilot, and working capital

Under the Amended Pilot Line of Credit, NPS was required to make monthly interest only payments to Pilot in each of September and October 2019 in the amount of $0.1 million. The required payments were made.

On May 4, 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable under the Amended Pilot Line of Credit. Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, all amounts outstanding under the Amended Pilot Line of Credit began to accrue interest at a rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.

The borrower and guarantors are attempting to reach a negotiated settlement with Pilot, and Pilot hopes to continue to work with the borrower to settle its obligations under the Amended Pilot Line of Credit. Additionally, the borrower and guarantors are working with a lender on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. Our ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. In the event we were unsuccessful in such endeavors, we may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

Guarantees and Security

Loan Description	Guarantees	Security
Amended Pilot Line of Credit (in default)	● Blue Dolphin pledged its equity interests in NPS to Pilot to secure NPS’ obligations; ● Blue Dolphin, LE, LRM, and LEH have each guaranteed NPS’ obligations.	● NPS receivables; ● NPS assets, including a tank lease (the “Tank Lease”); ● LRM receivables.

Representations, Warranties, and Covenants
The Amended Pilot Line of Credit contains customary affirmative and negative covenants and events of default. In a April 30, 2019, Agreement Regarding Attornment of Tank Leases between Veritex, LE, NPS, and Pilot, Veritex in its capacity as a secured lender of LE and LRM, agreed to permit the continued performance of obligations under a certain tank lease agreement if it were to foreclose on LE property that NPS was leasing from LE so long as certain conditions were met. The effectiveness of the Agreement Regarding Attornment of Tank Leases was subject to certain conditions, including the agreement and concurrence of the USDA.

Line of credit payable, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)

Amended Pilot Line of Credit (in default)	$11,378	$11,786

Less: Unamortized debt issue costs	(32)	(219)
Less: Interest payable, short-term	(103)	(103)
	$11,243	$11,464

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

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

Pipelines and Facilities and Oil and Gas Properties
We have AROs associated with the dismantlement and abandonment in place of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment and recognized accretion expense relating to the discounted liability over the remaining life of the asset. At March 31, 2020 and December 31, 2019, the liability was fully accreted. See “Note (16)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

ARO liability as of the dates indicated was as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)

AROs, at the beginning of the period	$2,565	$2,565
Libilities settled	(15)	-
	2,550	2,565
Less: AROs, current portion	(2,550)	(2,565)
Long-term AROs, at the end of the period	$-	$-

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

(13)
Lease Obligations

Lease Obligations
Operating Lease
Office Lease. BDSC has an office lease related to our headquarters office in Houston, Texas. The 68-month operating lease expires in 2023. BDSC has the option to extend the lease term for one additional five (5) year period if notice of intent to extend is provided to the lessor at least twelve (12) months before the end of the current term. An Affiliate, LEH, subleases a portion of this office space.  Sublease income received from LEH totaled approximately $0.01 million for both the three months ended March 31, 2020 and 2019. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

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

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		March 31,	December 31,
	Balance Sheet Location	2020	2019
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(174)	(138)
		613	649

Finance lease assets	Property and equipment, net	180	180
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(40)	(34)
		140	146

Total lease assets		753	795

Liabilities
Current
Operating lease	Current portion of lease liabilities	180	175
Finance leases	Current portion of lease liabilities	70	76
		250	251
Noncurrent
Operating lease	Long-term lease liabilities, net of current	518	564
Total lease liabilities		$768	$815

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

Weighted average remaining lease term in years
Operating lease	3.42
Finance leases	0.17
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

The following table presents information related to lease costs for operating and finance leases:

	Three Months Ended
	March 31,
	2020	2019

Operating lease costs	$51	$51
Finance lease costs:
Depreciation of leased assets	6	4
Interest on lease liabilities	2	1
Total lease cost	$59	$56

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$88	$57
Operating cash flows for finance leases	$2	$1
Financing cash flows for finance leases	$6	$9

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

As of March 31, 2020, maturities of lease liabilities for the periods indicated were as follows:

March 31,	Operating Lease	Financing Leases	Total
	(in thousands)

2020	$180	$70	$250
2021	199	-	199
2022	220	-	220
2023	99	-	99

	$698	$70	$768

Future minimum annual lease commitments that are non-cancelable:

Operating
March 31,	Lease
(in thousands)
2020	$231
2021	234
2022	238
2023	101
$804

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

(14)
Income Taxes

Tax Provision
The provision for income tax benefit (expense) for the periods indicated was as follows:

	Year Ended March 31,
Current
Federal	$(15)	$-
State	-	-
Deferred
Federal	698	(157)
State	-
Change in valuation allowance	(698)	157
Total provision for income taxes	$(15)	$-

The state of Texas, TMT is treated as an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$13,057	$12,463
Business interest expense	2,295	1,923
Start-up costs (crude oil and condensate processing facility)	573	594
ARO liability/deferred revenue	535	539
AMT credit	-	50
Other	5	11
Total deferred tax assets	16,465	15,580

Deferred tax liabilities:
Basis differences in property and equipment	(6,422)	(6,183)
Total deferred tax liabilities	(6,422)	(6,183)
	10,043	9,397

Valuation allowance	(10,043)	(9,347)

Deferred tax assets, net	$-	$50

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

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

NOL Carryforwards. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2018	9,614	37,335	46,949

Net operating losses	-	5,723	5,723

Balance at December 31, 2019	$9,614	$43,058	$52,672

Net operating losses	-	2,829	2,829

Balance at March 31, 2020	$9,614	$45,887	$55,501

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At March 31, 2020 and December 31, 2019, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of March 31, 2020 and December 31, 2019.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

(15)
Earnings Per Share
A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share amounts)

Net income (loss)	$(3,340)	$747

Basic and diluted income (loss) per share	$(0.27)	$0.07

Basic and Diluted
Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock dilutive shares of common stock	12,327,365	10,975,514

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three months ended March 31, 2020 and 2019 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

(16)
Commitments and Contingencies
Amended and Restated Operating Agreement
See “Note (3)” to our consolidated financial statements for additional disclosures related to operation and management of all Blue Dolphin properties by an Affiliate under the Amended and Restated Operating Agreement.

Defaults Under Secured Loan Agreements with Third Parties
See “Note (1),” “Note (3),” “Note (10),” and “Note (11)” to our consolidated financial statements for additional disclosures related to defaults under our secured and unsecured debt agreements.

Financing Agreements and Guarantees
Indebtedness. See “Note (1),” “Note (3),” “Note (10),” and “Note (11)” to our consolidated financial statements for disclosures related to Affiliate and third-party indebtedness and defaults thereto.

Guarantees. Affiliates provided guarantees on certain debt of Blue Dolphin and its subsidiaries. The maximum amount of any guarantee is equal to the principal amount and accrued interest, which amounts are reduced as payments are made. See “Note (1),” “Note (3),” “Note (10),” and “Note (11)” to our consolidated financial statements for additional disclosures related to Affiliate and third-party guarantees associated with indebtedness and defaults thereto.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

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

$22.2

The GEL Settlement Effective Date occurred on August 23, 2019. As a result of the GEL Settlement: (i) the mutual releases became effective, (ii) GEL filed a stipulation of dismissal of claims against LE, and (iii) Blue Dolphin recognized a $9.1 million gain on the extinguishment of debt on its consolidated statements of operations in the third quarter of 2019. Until the GEL Settlement occurred, the debt was reflected on Blue Dolphin’s consolidated balance sheets as accrued arbitration award payable. At both March 31, 2020 and December 31, 2019, the accrued arbitration award payable was $0.

BOEM Additional Financial Assurance (Supplemental Pipeline Bonds). To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the Gulf of Mexico, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM.

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in the August 15, 2019 meeting may help in future discussions with BOEM related to the INCs. BDPL reasonably expects that successful completion of its decommissioning obligations (discussed within this “Note (16)” under ‘BSEE Offshore Pipelines and Platform Decommissioning’) prior to BSEE’s August 2020 deadline will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional financial assurance (supplemental pipeline bond) requirements. If BDPL is required by BOEM to provide significant additional financial assurance (supplemental pipeline bonds) or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of March 31, 2020. At March 31, 2020 and December 31, 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Other Legal Matters. We are involved in lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens, contract-related disputes, and administrative proceedings. Management is in discussion with all concerned parties and does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that such discussions will result in a manageable outcome. If Veritex and/or Pilot exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Notes to Consolidated Financial Statements

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

BSEE Offshore Pipelines and Platform Decommissioning
BDPL has pipelines and platform assets that are subject to BSEE’s idle iron regulations. Idle iron regulations mandate lessees and rights-of-way holders to permanently abandon and/or remove platforms and other structures when they are no longer useful for operations. Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BOEM and BSEE on August 15, 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit permit applications for pipeline and platform decommissioning, along with a safe boarding plan for the platform, within six (6) months (no later than February 15, 2020), and develop and implement a safe boarding plan for submission with such permit applications. Further, BSEE proposed that BDPL complete approved, permitted work within 12 months (no later than August 15, 2020).  BDPL timely submitted permit applications for decommissioning of the subject offshore pipelines and platform assets to BSEE on February 11, 2020 and the USACOE on March 25, 2020. In April 2020, BSEE issued an INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL requested an extension to the INC related to the structural platform surveys, and BSEE approved BDPL’s extension request. Completion of the platform surveys are required by May 30, 2020 with associated reports due to BSEE by June 8, 2020. BDPL expects to complete approved, permitted decommissioning work by the BSEE August 2020 deadline.

BSEE’s deadline to complete decommissioning of BDPL’s offshore pipelines and platform assets, as well as to complete the structural platform surveys, does not relieve BDPL of its obligations to remedy the BSEE INCs or of BSEE’s authority to impose financial penalties. There can be no assurance that we will be able to meet BSEE’s time tables. If BDPL fails to complete decommissioning of the offshore pipelines and platform assets and/or structural surveys of the platform are not completed by the allowable time frames, BDPL will be subject to vigorous regulatory oversight and enforcement, including but not limited to failure to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which may have a material adverse effect on our earnings, cash flows and liquidity.

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of March 31, 2020. As of March 31, 2020, we maintained $2.6 million in AROs related to abandonment of these assets.

(17)
Subsequent Events

Sales of Unregistered Securities
Set forth below is information regarding the sale or issuance of shares of Common Stock by us that were not registered under the Securities Act of 1933 and subsequent to the three months ended March 31, 2020:

On April 30, 2020, we issued an aggregate of 231,065 restricted shares of Common Stock to Jonathan Carroll, which represents payment of the common stock component of guaranty fees for the period November 2019 through March 2020. The average cost basis was $0.69, the low was $0.52, and the high was $1.07. For the foreseeable future, management does not intend on paying Mr. Carroll the cash portion of guaranty fees due to Blue Dolphin’s working capital deficits. The cash portion will continue to be accrued and added to the principal balance of the March Carroll Note. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliates and working capital deficits, as well as for information related to the guaranty fee agreements.

On April 30, 2020, we also issued an aggregate of 135,084 restricted shares of Common Stock to certain of our non-employee, independent directors, which represents payment for services rendered to the Board for the three month periods ended September 30, 2018, March 31, 2019, September 30, 2019, and March 31, 2020. The average cost basis was $0.97, the low was $0.57, and the high was $1.18.

The sale and issuance of the securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Amended and Restated Operating Agreement
The Amended and Restated Operating Agreement was set to expire on April 1, 2020. However, the Amended and Restated Operating Agreement was renewed and approved by the Board on May 14, 2020 with an effective date of April 1, 2020. Key terms of the Amended and Restated Operating Agreement follow:

Term. The term begins on the effective date and expires upon the earliest to occur of the following: (a) upon the third anniversary of the effective date, which termination date shall be April 1, 2023, (b) upon written notice of either party upon the material breach of the agreement by the other party, or (c) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in the best interest of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and/or BDSC.

Compensation. For services rendered: (a) Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC shall reimburse LEH at cost for all direct expenses, either paid directly by LEH or financed with LEH’s credit card. Amounts payable to LEH shall be invoiced by LEH weekly, but may be reimbursed sooner and (b) Blue Dolphin shall also pay to LEH a management fee equal to 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization and interest.

The foregoing summarizes the material terms of the Amended and Restated Operating Agreement. This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.1 to this report.

Together, Jonathan Carroll and LEH own approximately 82% of Blue Dolphin’s Common Stock.

See “Note (3)” of our consolidated financial statements and “Part II, Item 5. Other Information” for additional disclosures related to Affiliate transactions, including the Amended and Restated Operating Agreement.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is our analysis of our financial performance, financial condition, and significant trends that may affect future performance. All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the business strategy, risk factors, and financial statements and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Overview
Blue Dolphin is an independent downstream energy company operating in the Gulf Coast region of the United States. Our subsidiaries operate a light sweet-crude, 15,000-bpd crude distillation tower with approximately 1.2 million bbls of petroleum storage tank capacity in Nixon, Texas. Our assets are primarily organized in two segments: refinery operations (owned by LE) and tolling and terminaling services (owned by LRM and NPS). Active subsidiaries that are reflected in corporate and other include BDPL (inactive pipeline assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). See “Note (4)” to our consolidated financial statements for more information related to our business segments and properties. Blue Dolphin was formed in 1986 as a Delaware corporation and is traded on the OTCQX under the ticker symbol “BDCO”.

Affiliates
Affiliates control approximately 82% of the voting power of our Common Stock. An Affiliate operates and manages all Blue Dolphin properties and funds working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and arrangements and risks associated with working capital deficits.

Business Operations Update
The recent outbreak of COVID-19 and its development into a pandemic in March 2020 has resulted in significant economic disruption globally, including in the United States. Governmental authorities around the world have taken actions, such as stay-at-home orders and other social distancing measures, to prevent the spread of COVID-19 that has restricted travel, public gatherings, and the overall level of individual movement and in-person interaction across the globe. This has, in turn, significantly reduced global economic activity and negatively impacted many businesses. Airlines have dramatically reduced flights and motor vehicle usage has significantly declined at a time when seasonal driving patterns typically result in an increase of consumer demand for certain refined petroleum products.

As a result of the COVID-19 pandemic, there has also been a decline in the demand for, and thus also the market prices of, crude oil, and most of our refined products. In addition, global crude oil production levels have not declined despite lower demand and storage capacity constraints for crude oil and refined products, which has intensified the decline in crude oil prices and has contributed to an increase in crude oil price volatility. The decrease in demand for refined petroleum products coupled with the decline in the price of crude oil has resulted in a significant decrease in the price of refined petroleum products. The purchase price of crude oil and the selling price of refined products impact our revenue, cost of goods sold, operating income, and liquidity. In addition, declines in the market prices of crude oil and refined products below their inventory carrying values results in a write down in the value of our inventories and an adjustment to cost of goods sold.

Many uncertainties remain with respect to COVID-19, including its resulting economic effects, and we are unable to predict the ultimate economic impacts from COVID-19 on our business and how quickly national economies can recover once the pandemic subsides. However, the adverse impact of the economic effects on us have been and will likely continue to be significant. We believe we have proactively addressed many of the known impacts of COVID-19 to the extent possible and we will strive to continue to do so, but there can be no assurance that these or other measures will be fully effective.

Going Concern
Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

Defaults Under Secured Loan Agreements with Third Parties. Defaults under our secured loan agreements with third parties include loans with Veritex in the original aggregate principal amount of $35.0 million, which are guaranteed 100% by the USDA, and a line of credit agreement with Pilot in the principal amount of $13.0 million. Certain of our related-party debt is also in default. See “Note (3)” of our consolidated financial statements for disclosures related to related-party debt.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

Veritex Loan Agreements
In September 2017, LE, Jonathan Carroll, Blue Dolphin, LRM, and LE received notification from Veritex regarding events of default under our secured loan agreements, including, but not limited to, the occurrence of the GEL Final Arbitration Award, associated material adverse effect conditions, failure by LE to replenish a $1.0 million payment reserve account, and the occurrence of events of default under our other secured loan agreements with Veritex. Further, Veritex informed obligors that it would consider a final confirmation of the GEL Final Arbitration Award to be a material event of default under the loan agreements. Veritex did not accelerate or call due our secured loan agreements considering then ongoing settlement discussions between GEL and the Lazarus Parties. Instead, Veritex expressly reserved all its rights, privileges and remedies related to events of default.

In April 2019, LE, Jonathan Carroll, Blue Dolphin, LRM, and LE received notification from Veritex that the bank agreed to waive certain covenant defaults and forbear from enforcing its remedies under our secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of the payment reserve account on or before August 31, 2019. Following the GEL Settlement, the associated mutual releases became effective and GEL filed a stipulation of dismissal of claims against LE. As of the date of this report, LE had not replenished the payment reserve account and obligors were still in default under our other secured loan agreements with Veritex.

At March 31, 2020, LE and LRM were in violation of the debt service coverage ratio, current ratio, and debt to net worth ratio financial covenants under our secured loan agreements with Veritex. As a result, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2020 and December 31, 2019. We were current on required monthly payments under our secured loan agreements with Veritex as of the filing date of this report.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements with Veritex, either upon maturity or if accelerated, (ii) LE and LRM will be able to refinance or restructure the payments of the debt, and/or (iii) Veritex, as first lien holder, will provide future default waivers. Defaults under our secured loan agreements with Veritex permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. Any exercise by Veritex of its rights and remedies under our secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. Further, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Amended Pilot Line of Credit
On May 4, 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable under the Amended Pilot Line of Credit. Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, all amounts outstanding under the Amended Pilot Line of Credit began to accrue interest at a rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.

The borrower and guarantors are attempting to reach a negotiated settlement with Pilot, and Pilot hopes to continue to work with the borrower to settle its obligations under the Amended Pilot Line of Credit. Additionally, the borrower and guarantors are working with a lender on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. Our ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. In the event we were unsuccessful in such endeavors, we may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

See “Note (10)” and “Note (11)” to our consolidated financial statements for additional information related to defaults under our secured loan agreements with Veritex and Pilot and their potential effects on our business, financial condition, and results of operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

Margin Deterioration and Volatility. Steps taken to address the COVID-19 pandemic globally and nationally and the actions of members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets, causing oil prices to decline sharply, as well as other changes to the economic outlook in the near term. Such developments included, but are not limited to, government-imposed temporary business closures and voluntary shelter-at-home directives as well as developments in production discussions between global oil producers, and the effect thereof. Oil prices as well as demand are expected to continue to be volatile as a result of the near-term over-supply and the ongoing COVID-19 pandemic as changes in oil inventories, industry demand and global and national economic performance are reported, and we cannot predict when prices and demand will improve and stabilize. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. However, we expect margins will likely remain weak during the second quarter 2020 until global demand begins to recover. Accordingly, we can provide no assurances that these events will not have a material adverse effect on our financial position or results of operations.

Net Losses and Working Capital Deficits. Net loss for the three months ended March 31, 2020 was $3.3 million, or a loss of $0.27 per share, compared to net income of $0.7 million, or income of $0.07 per share, for the three months ended March 31, 2019. The significant decrease was the result of less favorable margins per bbl.

We had a working capital deficit of $62.4 million and $59.4 million at March 31, 2020 and December 31, 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $21.3 million and $19.6 million at March 31, 2020 and December 31, 2019, respectively. We had cash and cash equivalents and restricted cash (current portion) of $0.3 million and $0.05 million, respectively, at March 31, 2020. Comparatively, we had cash and cash equivalents and restricted cash (current portion) of $0.07 million and $0.05 million, respectively, at December 31, 2019.

Operating Risks
Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. As discussed under ‘going concern’ above and throughout this report, we are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Our business was deemed as an essential business and, as such, has remained open. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. Management believes that it is taking all prudent steps, however, there can be no assurance that our business strategy will be successful, that Affiliates will continue to fund our working capital needs when we experience working capital deficits, that we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, that we will be able to obtain additional financing on commercially reasonable terms or at all, or that margins on our refined products will be favorable. Further, if Veritex and/or Pilot exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Business Strategy
Our primary business objective is to improve our financial profile. However, as discussed above under ‘going concern’ and ‘operating risks,’ many uncertainties remain with respect to COVID-19 and the global oil markets, and it is difficult to accurately forecast and plan future business activities. We are executing the following strategies, modified as necessary, to reflect current economic and market conditions and other circumstances:

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

There can be no assurance that our business strategy will be successful, that Affiliates will continue to fund our working capital needs when we experience working capital deficits, that we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, that we will be able to obtain additional financing on commercially reasonable terms or at all, or that margins on our refined products will be favorable. If Veritex and/or Pilot exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

We regularly engage in discussions with third parties regarding the possible purchase of assets and operations that are strategic and complementary to our existing operations. However, we do not anticipate any material acquisition activity in the foreseeable future. As noted above, management has determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements with third parties, margin deterioration and volatility, and historic net losses and working capital deficits. A ‘going concern’ opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend on sustained positive operating margins and working capital to sustain operations, including the purchase of crude oil and condensate and payments on our secured debt agreements with third parties. If we are unable to achieve these goals, our business would be jeopardized, and we may not be able to continue.

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

Pilot also stores crude oil at the Nixon facility under a terminal services agreement. Under the terminal services agreement, Pilot stores crude oil at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity. Although the initial term of the terminal services agreement expired April 30, 2020, the agreement renewed on a one-year evergreen basis. Either party may terminate the terminal services agreement by providing the other party 60 days prior written notice. However, the terminal services agreement will automatically terminate upon expiration or termination of the crude supply agreement.

Our financial health could be materially and adversely affected by defaults under our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, a sustained period of low crude oil prices due to market volatility associated with the COVID-19 pandemic may also result in significant financial constraints on producers, which could result in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

Products and Markets. Our market is the Gulf Coast region of the U.S., which is represented by the EIA as Petroleum Administration for PADD 3.  We sell our products primarily in the U.S. within PADD 3. Occasionally, we sell refined products to customers that export to Mexico.

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

Customers. Customers for our refined products include distributors, wholesalers and refineries primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). We have bulk term contracts in place with most of our customers, including month-to-month, six months, and up to one-year terms. Certain of our contracts require our customers to prepay and us to sell fixed quantities and/or minimum quantities of finished and intermediate petroleum products. Many of these arrangements are subject to periodic renegotiation on a forward-looking basis, which could result in higher or lower relative prices on future sales of our refined products. See “Note (5)” to our consolidated financial statements for disclosures related to concentration of risk associated with significant customers.

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

Safety and Downtime. Our refinery operations are operated in a manner materially consistent with industry safe practices and standards. These operations are subject to regulations under OSHA, the EPA, and comparable state and local requirements. Together, these regulations are designed for personnel safety, process safety management, and risk management, as well as to prevent or minimize the probability and consequences of an accidental release of toxic, reactive, flammable, or explosive chemicals. Storage tanks used for refinery operations are designed for crude oil and condensate and refined products, and most are equipped with appropriate controls that minimize emissions and promote safety. Our refinery operations have response and control plans, spill prevention and other programs to respond to emergencies.

The Nixon refinery periodically experiences planned and unplanned temporary shutdowns. Unplanned shutdowns can occur for a variety of reasons, including voluntary regulatory compliance measures, cessation or suspension by regulatory authorities, or disabled equipment. However, in Texas the most typical reason is excessive heat or power outages from high winds and thunderstorms. Planned turnarounds are used to repair, restore, refurbish, or replace refinery equipment. Refineries typically undergo a major turnaround every three to five years. Since the Nixon refinery was placed back in service in 2012 (commonly referred to as “recommissioning”), turnarounds are needed more frequently for unanticipated maintenance or repairs.

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

Operations Safety. Our tolling and terminal operations are operated in a manner materially consistent with industry safe practices and standards. These operations are subject to regulations under OSHA and comparable state and local regulations. Storage tanks used for terminal operations are designed for crude oil and condensate and refined products, and most are equipped with appropriate controls that minimize emissions and promote safety. Our terminal operations have response and control plans, spill prevention and other programs to respond to emergencies.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

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

We fully impaired our pipeline assets at December 31, 2016 and our oil and gas properties at December 31, 2011. Our pipeline and oil and gas properties had no revenue during the three months ended March 31, 2020 and 2019. See “Note (16)” to our consolidated financial statements related to pipelines and platform decommissioning requirements and related risks.

Pipeline and Facilities Safety.
Although our pipeline and facility assets are inactive, they require upkeep and maintenance and are subject to safety regulations under OSHA, PHMSA, BOEM, BSEE, and comparable state and local regulations. We have response and control plans, spill prevention and other programs to respond to emergencies related to these assets.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

Results of Operations
A discussion and analysis of the factors contributing to our consolidated financial results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but they should not serve as the only criteria for predicting future performance.

Major Influences on Results of Operations. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per bbl price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. Steps taken to address the COVID-19 pandemic globally and nationally and the actions of members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets, causing oil prices to decline sharply, as well as other changes to the economic outlook in the near term. Such developments included, but are not limited to, government-imposed temporary business closures and voluntary shelter-at-home directives as well as developments in production discussions between global oil producers, and the effect thereof. Oil prices as well as demand are expected to continue to be volatile as a result of the near-term over-supply and the ongoing COVID-19 pandemic as changes in oil inventories, industry demand and global and national economic performance are reported, and we cannot predict when prices and demand will improve and stabilize. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we can provide no assurances that these events will not have a material adverse effect on our financial position or results of operations.

How We Evaluate Our Operations. Management uses certain financial and operating measures to analyze segment performance. These measures are significant factors in assessing our operating results and profitability and include: segment contribution margin (deficit), and refining gross profit (deficit) per bbl, tank rental revenue, operation costs and expenses, refinery throughput and production data, and refinery downtime. Segment contribution margin (deficit) and refining gross profit (deficit) per bbl are non-GAAP measures.

Segment Contribution Margin (Deficit) and Refining Gross Profit (Deficit) per Bbl
Segment contribution margin (deficit) is used to evaluate both refinery operations and tolling and terminaling while refining gross profit (deficit) per bbl is a refinery operations benchmark. Both measures supplement our financial information presented in accordance with U.S. GAAP. Management uses these non-GAAP measures to analyze our results of operations, assess internal performance against budgeted and forecasted amounts, and evaluate future impacts to our financial performance as a result of capital investments. Non-GAAP measures have important limitations as analytical tools. These non-GAAP measures, which are defined in our glossary of terms, should not be considered a substitute for GAAP financial measures. We believe these measures may help investors, analysts, lenders, and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results. See “Non-GAAP Reconciliations” within this “Item 2.” and the financial statements within “Item 1.” for a reconciliation of Non-GAAP measures to U.S. GAAP.

Tank Rental Revenue
Tolling and terminaling revenue primarily represents tank rental storage fees associated with customer tank rental agreements. As a result, tank rental revenue is one of the measures management uses to evaluate the performance of our tolling and terminaling business segment.

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

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

Consolidated Results.

Highlights (in millions)

Three Months Ended March 31, 2020 (“Q1 2020”) Versus March 31, 2019 (“Q1 2019”)

Overview. Net loss for Q1 2020 was $3.3 million, or a loss of $0.27 per share, compared to net income of $0.7 million, or income of $0.07 per share, Q1 2019. The significant decrease was the result of less favorable margins per bbl.

Total Revenue from Operations. Total revenue from operations for Q1 2020 decreased $6.9 million, or approximately 10%, to $62.0 million compared to $68.9 million for Q1 2019. The decrease in refinery operations revenue was the result of lower commodity pricing per bbl on refined products sold due to market fluctuations associated with the COVID-19 pandemic in Q1 2020. Tolling and terminaling revenue increased approximately 3% as a result of increased tank rental storage fees and fees collected for ancillary services.

Total Cost of Goods Sold. Total cost of goods sold was $62.1 million for Q1 2020 compared to $65.5 million for Q1 2019. The $3.4 million, or 5%, decrease related to lower commodity prices per bbl for crude oil and chemicals due to market fluctuations associated with the COVID-19 pandemic in Q1 2020.

Gross Profit (Deficit). We had a gross deficit of $0.1 million for Q1 2020 compared to gross profit of $3.4 million for Q1 2019. The significant decrease in gross profit between the periods primarily related to lower margins per bbl due to market fluctuations associated with the COVID-19 pandemic in Q1 2020.

General and Administrative Expenses. General and administrative expenses for Q1 2020 compared to Q1 2019 were relatively flat at nearly $0.7 million and primarily consisted of insurance, taxes, and professional fees.

Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expenses remained stable in Q1 2020 compared to Q1 2019 at approximately $0.6 million in both periods.

Total Other Income (Expense). Total other expense was $1.8 million in Q1 2020 compared to an expense of $1.2 million in Q1 2019. Other expense primarily related to interest expense associated with our secured loan agreements with Veritex, related-party debt, and the line of credit with Pilot. Interest expense increased in Q1 2020 compared to Q1 2019 as a result of completion of certain CIP for which interest was no longer being capitalized and the addition of the line of credit with Pilot.

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

Refinery Operations. Our refinery operations business segment is owned by LE. Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land. Refinery operations revenue is derived from refined product sales.

Highlights (in millions, except per bbl and throughput amounts)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Refined product sales	$60,897	$67,858
Less: Total cost of goods sold	(62,088)	(65,516)
Gross profit (deficit)	(1,191)	2,342

Sales (Bbls)	1,141	1,029

Gross Profit (Deficit) per Bbl	$(1.04)	$2.28

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net revenue (2)	$60,897	$67,858
Intercompany fees and sales	(617)	(606)
Operation costs and expenses	(61,833)	(65,302)
Segment Contribution Margin (Deficit)	$(1,553)	$1,950

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

	Three Months Ended March 31,
	2020	2019

Calendar	91	90
Operating	(88)	(79)
Refinery Downtime (Days)	3	11

Refinery Throughput
bpd	13,452	13,254
bbls	1,183,746	1,047,059
Capacity utilization rate	89.7%	88.4%

Refinery Production
bpd	13,183	12,947
bbls	1,160,091	1,022,829
Capacity utilization rate	87.9%	86.3%

(1) See “How We Evaluate Our Operations” and “Non-GAAP Reconciliations” within “Item 2.” for further information regarding this non-GAAP measure.
(2) Net revenue excludes intercompany crude sales.

Q1 2020 Versus Q1 2019
●
Refining gross deficit per bbl was $1.04 for Q1 2020 compared to a refining gross profit per bbl of $2.28 in Q1 2019, representing a decrease of $3.32 per bbl. The significant decrease related to lower margins due to market fluctuations including ones associated with the COVID-19 pandemic in Q1 2020.
●
Segment contribution margin decreased approximately $3.6 million to a loss of $1.6 million in Q1 2020 compared to a profit of $2.0 million in Q1 2019. The significant decrease related to lower margins per bbl due to market fluctuations associated with the COVID-19 pandemic in Q1 2020.
●
Refinery downtime in Q1 2020 improved by 8 days compared to Q1 2019; refinery downtime in 2020 related to a boiler repair while refinery downtime in Q1 2019 related to a maintenance turnaround and equipment repairs.
●
On a bpd basis, both refinery throughput and refinery production increased nearly 2% in Q1 2020 compared to Q1 2019. On a total bbls basis, refinery throughput and refinery production improved approximately 13% in Q1 2020 compared to Q1 2019. The improvement primarily related to less refinery downtime.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

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

Highlights (in millions)

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Net revenue (2)	$1,103	$1,069
Intercompany fees and sales	617	606
Operation costs and expenses	(255)	(364)
  Segment contribution margin &#xD; &#xD; &#xD;&#xD; &#xD;&#xD; &#xD;&#xD;&#xD; &#xD;&#xD;&#xD; &amp;#xD;&#xD;&#xD;&#xD; &amp;#xD;&#xD;&#xD;&#xD; &amp;lt;!--&amp;#xD;&#xD;&#xD;&#xD; /* Font Definitions */&amp;#xD;&#xD;&#xD;&#xD; @font-face&amp;#xD;&#xD;&#xD;&#xD; {font-family:"Cambria Math";&amp;#xD;&#xD;&#xD;&#xD; panose-1:2 4 5 3 5 4 6 3 2 4;&amp;#xD;&#xD;&#xD;&#xD; mso-font-charset:0;&amp;#xD;&#xD;&#xD;&#xD; mso-generic-font-family:roman;&amp;#xD;&#xD;&#xD;&#xD; mso-font-pitch:variable;&amp;#xD;&#xD;&#xD;&#xD; mso-font-signature:3 0 0 0 1 0;}&amp;#xD;&#xD;&#xD;&#xD; @font-face&amp;#xD;&#xD;&#xD;&#xD; {font-family:Calibri;&amp;#xD;&#xD;&#xD;&#xD; panose-1:2 15 5 2 2 2 4 3 2 4;&amp;#xD;&#xD;&#xD;&#xD; mso-font-charset:0;&amp;#xD;&#xD;&#xD;&#xD; mso-generic-font-family:swiss;&amp;#xD;&#xD;&#xD;&#xD; mso-font-pitch:variable;&amp;#xD;&#xD;&#xD;&#xD; mso-font-signature:-469750017 -1073732485 9 0 511 0;}&amp;#xD;&#xD;&#xD;&#xD; /* Style Definitions */&amp;#xD;&#xD;&#xD;&#xD; p.MsoNormal, li.MsoNormal, div.MsoNormal&amp;#xD;&#xD;&#xD;&#xD; {mso-style-unhide:no;&amp;#xD;&#xD;&#xD;&#xD; mso-style-qformat:yes;&amp;#xD;&#xD;&#xD;&#xD; mso-style-parent:"";&amp;#xD;&#xD;&#xD;&#xD; margin-top:0in;&amp;#xD;&#xD;&#xD;&#xD; margin-right:0in;&amp;#xD;&#xD;&#xD;&#xD; margin-bottom:8.0pt;&amp;#xD;&#xD;&#xD;&#xD; margin-left:0in;&amp;#xD;&#xD;&#xD;&#xD; line-height:107%;&amp;#xD;&#xD;&#xD;&#xD; mso-pagination:widow-orphan;&amp;#xD;&#xD;&#xD;&#xD; font-size:11.0pt;&amp;#xD;&#xD;&#xD;&#xD; font-family:"Calibri",sans-serif;&amp;#xD;&#xD;&#xD;&#xD; mso-ascii-font-family:Calibri;&amp;#xD;&#xD;&#xD;&#xD; mso-ascii-theme-font:minor-latin;&amp;#xD;&#xD;&#xD;&#xD; mso-fareast-font-family:Calibri;&amp;#xD;&#xD;&#xD;&#xD; mso-fareast-theme-font:minor-latin;&amp;#xD;&#xD;&#xD;&#xD; mso-hansi-font-family:Calibri;&amp;#xD;&#xD;&#xD;&#xD; mso-hansi-theme-font:minor-latin;&amp;#xD;&#xD;&#xD;&#xD; mso-bidi-font-family:"Times New Roman";&amp;#xD;&#xD;&#xD;&#xD; mso-bidi-theme-font:minor-bidi;}&amp;#xD;&#xD;&#xD;&#xD; ..MsoChpDefault&amp;#xD;&#xD;&#xD;&#xD; {mso-style-type:export-only;&amp;#xD;&#xD;&#xD;&#xD; mso-default-props:yes;&amp;#xD;&#xD;&#xD;&#xD; font-family:"Calibri",sans-serif;&amp;#xD;&#xD;&#xD;&#xD; mso-ascii-font-family:Calibri;&amp;#xD;&#xD;&#xD;&#xD; mso-ascii-theme-font:minor-latin;&amp;#xD;&#xD;&#xD;&#xD; mso-fareast-font-family:Calibri;&amp;#xD;&#xD;&#xD;&#xD; mso-fareast-theme-font:minor-latin;&amp;#xD;&#xD;&#xD;&#xD; mso-hansi-font-family:Calibri;&amp;#xD;&#xD;&#xD;&#xD; mso-hansi-theme-font:minor-latin;&amp;#xD;&#xD;&#xD;&#xD; mso-bidi-font-family:"Times New Roman";&amp;#xD;&#xD;&#xD;&#xD; mso-bidi-theme-font:minor-bidi;}&amp;#xD;&#xD;&#xD;&#xD; ..MsoPapDefault&amp;#xD;&#xD;&#xD;&#xD; {mso-style-type:export-only;&amp;#xD;&#xD;&#xD;&#xD; margin-bottom:8.0pt;&amp;#xD;&#xD;&#xD;&#xD; line-height:107%;}size:8.5in 11.0in;&amp;#xD;&#xD;&#xD;&#xD; margin:1.0in 1.0in 1.0in 1.0in;&amp;#xD;&#xD;&#xD;&#xD; mso-header-margin:.5in;&amp;#xD;&#xD;&#xD;&#xD; mso-footer-margin:.5in;&amp;#xD;&#xD;&#xD;&#xD; mso-paper-source:0;}&amp;#xD;&#xD;&#xD;&#xD; div.WordSection1&amp;#xD;&#xD;&#xD;&#xD; {page:WordSection1;}&amp;#xD;&#xD;&#xD;&#xD; &amp;#xD;&#xD;&#xD;&#xD; &#xD;&#xD;&#xD; &#xD;&#xD; &#xD;
	$1,465	$1,311

(1) See “How We Evaluate Our Operations” and “Non-GAAP Reconciliations” within “Item 2.” for further information regarding this non-GAAP measure.
(2) Net revenue excludes intercompany crude sales.

Q1 2020 Versus Q1 2019
●
Tolling and terminaling net revenue increased approximately 3% in Q1 2020 compared to Q1 2019 primarily as a result of increased tank storage rental fees and fees collected for ancillary services.
●
Intercompany fees and sales, which reflect fees associated with an intercompany tolling agreement tied to naphtha volumes, increased slightly in Q1 2020 compared to Q1 2019. Although naphtha sales volumes decreased, naphtha production volumes increased slightly in Q1 2020 compared to Q1 2019.
●
Segment contribution margin increased nearly $0.2 million, or nearly 12%, to approximately $1.5 million in Q1 2020 compared to approximately $1.3 million Q1 2019. The improvement in segment contribution margin related to increased tank storage rental fees and fees collected for ancillary services and lower operation costs and expenses.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

Non-GAAP Reconciliations.

Reconciliation of Segment Contribution Margin (Deficit)

	Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
	Refinery Operations		Tolling and Terminaling		Corporate and Other
	(in thousands)

Segment contribution margin	$(1,553)	$1,950	$1,465	$1,311	$(59)	$(57)
General and administrative expenses(1)	(304)	(332)	(68)	(43)	(419)	(295)
Depreciation and amortization	(288)	(465)	(294)	(99)	(51)	(26)
Interest and other non-operating income (expenses), net	(741)	(783)	(770)	(196)	(243)	(218)
Income (loss) before income taxes	(2,886)	370	333	973	(772)	(596)
Income tax benefit	-	-	-	-	(15)	-
Income (loss) before income taxes	$(2,886)	$370	$333	$973	$(787)	$(596)

(1)
General and administrative expenses within refinery operations include the LEH operating fee.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

Capital Resources and Liquidity
Our primary cash requirements relate to: (i) purchasing crude oil and condensate for the operation of the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Amended and Restated Operating Agreement, (iii) servicing debt, and (iv) completing construction in progress. In instances where we experience a working capital deficit, we have historically relied on Affiliates to meet our liquidity needs. While we believe that we can fund our operations through revenue from operations and Affiliate financing, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

We had a working capital deficit of $62.5 million and $59.4 million at March 31, 2020 and December 31, 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $21.3 million and $19.6 million at March 31, 2020 and December 31, 2019, respectively. During Q1 2020, we did not receive funding under any federal or other governmental programs to support our operations as a result of the COVID-19 pandemic. The future impact that COVID-19 will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among other things, volatility in the global capital markets, the ultimate geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

Debt Overview.

Total Debt

	March 31,	December 31,
	2020	2019
	(in thousands)
USDA-Guaranteed Loans
First Term Loan Due 2034 (in default)	$21,586	$21,776
Second Term Loan Due 2034 (in default)	8,953	9,031
Amended Pilot Line of Credit (in default)	11,378	11,786
Notre Dame Debt (in default)	8,816	8,617
Related-Party Debt
BDPL Loan Agreement (in default)	6,334	6,174
March Ingleside Note (in default)	1,024	1,004
March Carroll Note (in default)	1,173	997
June LEH Note (in default)	1,375	-
Total Debt	60,639	59,385

Less: Current portion of long-term debt, net	(52,395)	(51,301)
Less: Unamortized debt issue costs	(1,877)	(2,096)
Less: Accrued interest payable (in default)	(6,367)	(5,988)
	$-	$-

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

Principal payments on long-term debt totaled $0.7 million in Q1 2020 compared to $0.3 million in Q1 2019. As of the filing date of this report, we were current on required monthly payments under our secured loan agreements with Veritex. No payments have been made under subordinated loan agreements.

On April 30, 2020, we issued an aggregate of 231,065 restricted shares of Common Stock to Jonathan Carroll, which represents payment of the common stock component of guaranty fees for the period November 2019 through March 2020. The average cost basis was $0.69, the low was $0.52, and the high was $1.07. For the foreseeable future, management does not intend on paying Mr. Carroll the cash portion of guaranty fees due to Blue Dolphin’s working capital deficits. The cash portion will continue to be accrued and added to the principal balance of the March Carroll Note. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliates and working capital deficits, as well as for information related to the guaranty fee agreements.

On April 30, 2020, we also issued an aggregate of 135,084 restricted shares of Common Stock to certain of our non-employee, independent directors, which represents payment for services rendered to the Board for the three month periods ended September 30, 2018, March 31, 2019, September 30, 2019, and March 31, 2020. The average cost basis was $0.97, the low was $0.57, and the high was $1.18.

Debt Defaults. All of our debt is in default. Defaults under our secured loan agreements with third parties include Veritex events of default and financial covenant violations and a Pilot event of default and debt acceleration. See ‘going concern’ withing this Management’s Discussion and Analysis section, as well as “Note (1),” “Note (3),” “Note (10),” and “Note (11)” to our consolidated financial statements for additional disclosures related to Affiliate and third-party debt agreements, including debt guarantees, and defaults in our debt obligations.

Concentration of Customers. Our operations have a concentration of customers who are refined petroleum product wholesalers. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions including the uncertainties concerning COVID-19 and volatility in the global oil markets. Historically, we have not had any significant problems collecting our accounts receivable.

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
Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement; reflects amounts owed to Jonathan Carroll under guaranty fee agreements; matured 01/01/2019; interest still accruing

Loan and Security Agreement (in default)	LEH - BDPL	Debt	08/15/2016	16.00%	2-year term; $4.0 million principal amount; $0.5 million annual payment; proceeds used for working capital; no financial maintenance covenants; secured by certain BDPL property

Third-Party Debt

Loan Description	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
USDA-Guaranteed Loans
First Term Loan Due 2034 (in default)	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
Second Term Loan Due 2034 (in default)	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Notre Dame Debt (in default)	$11.7(1)	Jan 2018	No payments to date; payment rights subordinated(2)	16.00%	Working capital; reduce balance of GEL Final Arbitration Award
Amended Pilot Line of Credit (in default)	$13.0	May 2020	----	14.00%	GEL Settlement Payment, NPS purchase of crude oil from Pilot, and working capital
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

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

BOEM Additional Financial Assurance (Supplemental Pipeline Bonds)
To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the Gulf of Mexico, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning and pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM.

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in the August 15, 2019 meeting may help in future discussions with BOEM related to the INCs. BDPL reasonably expects that successful completion of its decommissioning obligations (discussed within this “Note (16)” under ‘BSEE Offshore Pipelines and Platform Decommissioning’) prior to BSEE’s August 2020 deadline will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional financial assurance (supplemental pipeline bond) requirements. If BDPL is required by BOEM to provide significant additional financial assurance (supplemental pipeline bonds) or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of March 31, 2020. At March 31, 2020 and December 31, 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

BSEE Offshore Pipelines and Platform Decommissioning
BDPL has pipelines and platform assets that are subject to BSEE’s idle iron regulations. Idle iron regulations mandate lessees and rights-of-way holders to permanently abandon and/or remove platforms and other structures when they are no longer useful for operations. Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BOEM and BSEE on August 15, 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit permit applications for pipeline and platform decommissioning, along with a safe boarding plan for the platform, within six (6) months (no later than February 15, 2020), and develop and implement a safe boarding plan for submission with such permit applications. Further, BSEE proposed that BDPL complete approved, permitted work within 12 months (no later than August 15, 2020).  BDPL timely submitted permit applications for decommissioning of the subject offshore pipelines and platform assets to BSEE on February 11, 2020 and the USACOE on March 25, 2020. In April 2020, BSEE issued an INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL requested an extension to the INC related to the structural platform surveys, and BSEE approved BDPL’s extension request. Completion of the platform surveys are required by May 30, 2020 with associated reports due to BSEE by June 8, 2020. BDPL expects to complete approved, permitted decommissioning work by the BSEE August 2020 deadline.

BSEE’s deadline to complete decommissioning of BDPL’s offshore pipelines and platform assets, as well as to complete the structural platform surveys, does not relieve BDPL of its obligations to remedy the BSEE INCs or of BSEE’s authority to impose financial penalties. There can be no assurance that we will be able to meet BSEE’s time tables. If BDPL fails to complete decommissioning of the assets and/or structural surveys of the platform by the allowable deadlines, BDPL will be subject to vigorous regulatory oversight and enforcement, including but not limited to failure to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which may have a material adverse effect on our earnings, cash flows and liquidity.

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of March 31, 2020. As of March 31, 2020, we maintained $2.6 million in AROs related to abandonment of these assets.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis

Sources and Use of Cash.

Components of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(327)	$(31)
Investing activities	(198)	(123)
Financing activities	722	169
Increase (Decrease) in Cash and Cash Equivalents	$197	$15

Q1 2020 Versus Q1 2019
We had a cash flow deficit from operations of $0.3 million for Q1 2020 compared to cash flow deficit from operations of approximately $0.03 million for Q1 2019. The decrease in cash flow from operations primarily related to loss from operations.

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

Q1 2020 Capital Expenditures
During Q1 2020, capital expenditures totaled $0.7 million compared to $0.3 million during Q1 2019. Expenditures during Q1 2020 primarily related to work on a petroleum storage tank. Work on the remaining petroleum storage tank under the Nixon capital improvement expansion project is nearly complete.

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

Off-Balance Sheet Arrangements. None.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Management’s Discussion and Analysis and Internal Controls

Accounting Standards.

Critical Accounting Policies and Estimates
Our significant accounting policies, recent accounting developments are described in “Note (2)” to our consolidated financial statements. The nature of our business requires that we make estimates and assumptions in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The COVID-19 outbreak has impacted these estimates and assumptions and will continue to do so. Our estimates at the end of the first quarter assumed no material impact from the disruptions caused by COVID-19. While there was not a material impact to our consolidated financial statements as of and for the three months ended March 31, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.

New Accounting Standards and Disclosures
New accounting standards and disclosures are discussed in “Note (2)” to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, based on our evaluation, our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer) concluded that our disclosure controls and procedures were ineffective due to certain material weaknesses and/or significant deficiencies as described below:

●	Significant deficiency – There is currently not a process in place for formal review of manual journal entries.
●
Material weakness – The company currently lacks resources to handle complex accounting transactions. This can result in errors related to the recording, disclosure and presentation of consolidated financial information in quarterly, annual, and other filings.

These disclosure controls and procedures remained ineffective as of the end of the period covered by this Quarterly Report. Management is currently evaluating internal processes in order to take corrective actions. Corrective actions may include implementing formal policies, improving processes, documenting procedures, and better defining segregation of duties to improve financial reporting. These actions will be subject to ongoing senior management review, as well as Audit Committee oversight. Although we plan to complete remediation efforts as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in fully remediating the identified weakness and deficiency.

Changes in Internal Control over Financial Reporting
There have been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See the above section “Evaluation of Disclosure Controls and Procedures” for a discussion related to current ineffective disclosure controls and procedures.)

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Legal Proceedings

PART II

ITEM 1.  LEGAL PROCEEDINGS

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

$22.2

The GEL Settlement Effective Date occurred on August 23, 2019. As a result of the GEL Settlement: (i) the mutual releases became effective, (ii) GEL filed a stipulation of dismissal of claims against LE, and (iii) Blue Dolphin recognized a $9.1 million gain on the extinguishment of debt on its consolidated statements of operations in the third quarter of 2019. Until the GEL Settlement occurred, the debt was reflected on Blue Dolphin’s consolidated balance sheets as accrued arbitration award payable. At both March 31, 2020 and December 31, 2019, accrued arbitration award payable was $0.

BOEM Additional Financial Assurance (Supplemental Pipeline Bonds)
To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the Gulf of Mexico, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM.

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in the August 15, 2019 meeting may help in future discussions with BOEM related to the INCs. BDPL reasonably expects that successful completion of its decommissioning obligations (discussed within this “Note (16)” under ‘BSEE Offshore Pipelines and Platform Decommissioning’) prior to BSEE’s August 2020 deadline will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional financial assurance (supplemental pipeline bond) requirements. If BDPL is required by BOEM to provide significant additional financial assurance (supplemental pipeline bonds) or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of March 31, 2020. At March 31, 2020 and December 31, 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Legal Proceedings and Risk Factors

Other Legal Matters
We are involved in lawsuits, claims, and proceedings incidental to the conduct of our business, including mechanic’s liens, contract-related disputes, and administrative proceedings. Management is in discussion with all concerned parties and does not believe that such matters will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that such discussions will result in a manageable outcome. If Veritex and/or Pilot exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report for the fiscal year ended December 31, 2019 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. Except as noted below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report for the fiscal year ended December 31, 2019.

The recent outbreak of COVID-19 and certain developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and cash flows and those of our customers and suppliers.

The recent outbreak of COVID-19 and the responses of governmental authorities and companies and the self-imposed restrictions by many individuals across the world to stem the spread of the virus have significantly reduced global economic activity, as there has been a dramatic decrease in the number of businesses open for operation and substantially fewer people across the world traveling to work or leaving their home to purchase goods and services. This has also resulted in, for example, a dramatic reduction in airline flights and has reduced the number of automobiles on the road. As a result, there has been a decline in the demand for the refined products that we produce and sell.

Concerns over the negative effects of COVID-19 on economic and business prospects across the world have contributed to increased market and oil price volatility and have diminished expectations for the global economy. These factors, coupled with the emergence of decreasing business and consumer confidence and increasing unemployment resulting from the COVID-19 outbreak and the recent abrupt oil price decline, may precipitate a prolonged economic slowdown and recession. Our refinery utilization and operating margins and other aspects of our business have been adversely impacted by these developments. Any such prolonged period of economic slowdown or recession, or a protracted period of depressed prices for crude oil and our refined products or reduced margins for the refined products we produce and sell could have significant adverse consequences for our financial condition and the financial condition of our customers and suppliers, and could diminish our liquidity and negatively affect our ability to obtain adequate crude oil volumes and to market certain of our products at favorable prices, or at all.

Due to declines in the market prices of products held in our inventories, in future periods we may record an inventory write-down to cost of goods sold to value certain of our inventories at the lower of cost or market, which charge may be material. This expected inventory valuation write-down will have a negative effect on our earnings. Depending on future movements of refined product prices, future inventory valuation adjustments could have a negative or positive effect on our financial performance. In addition, a sustained period of low crude oil prices may also result in significant financial constraints on our crude oil supplier, which could result in long term crude oil supply constraints and higher transportation costs for our business. Such conditions could also result in an increased risk that our customers may be unable to fully fulfill their obligations in a timely manner, or at all. Any of the foregoing events or conditions, or other unforeseen consequences of COVID-19, could significantly adversely affect our business and financial condition and the business and financial condition of our customers.

The future impact that COVID-19 will have on our business, results of operations, financial condition, cash flows, and stock price will depend on future developments, including, among others, volatility in the global capital markets, the ultimate geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Unregistered Sales of Equity Securities, Defaults upon Senior Securities and Other Information

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the sale or issuance of shares of Common Stock by us that were not registered under the Securities Act of 1933 and subsequent to the three months ended March 31, 2020:

On April 30, 2020, we issued an aggregate of 231,065 restricted shares of Common Stock to Jonathan Carroll, which represents payment of the common stock component of guaranty fees for the period November 2019 through March 2020. The average cost basis was $0.69, the low was $0.52, and the high was $1.07. For the foreseeable future, management does not intend on paying Mr. Carroll the cash portion of guaranty fees due to Blue Dolphin’s working capital deficits. The cash portion will continue to be accrued and added to the principal balance of the March Carroll Note. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliates and working capital deficits, as well as for information related to the guaranty fee agreements.

On April 30, 2020, we also issued an aggregate of 135,084 restricted shares of Common Stock to certain of our non-employee, independent directors, which represents payment for services rendered to the Board for the three month periods ended September 30, 2018, March 31, 2019, September 30, 2019, and March 31, 2020. The average cost basis was $0.97, the low was $0.57, and the high was $1.18.

The sale and issuance of the securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (10) and Note (11)” for disclosures related to defaults on our debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Amended and Restated Operating Agreement
The Amended and Restated Operating Agreement was set to expire on April 1, 2020. However, the Amended and Restated Operating Agreement was renewed and approved by the Board on May 14, 2020 with an effective date of April 1, 2020. Key terms of the Amended and Restated Operating Agreement follow:

Term. The term begins on the effective date and expires upon the earliest to occur of the following: (a) upon the third anniversary of the effective date, which termination date shall be April 1, 2023, (b) upon written notice of either party upon the material breach of the agreement by the other party, or (c) upon 90 days’ notice by the Board if the Board determines that the Amended and Restated Operating Agreement is not in the best interest of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and/or BDSC.

Compensation. For services rendered: (a) Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC shall reimburse LEH at cost for all direct expenses, either paid directly by LEH or financed with LEH’s credit card. Amounts payable to LEH shall be invoiced by LEH weekly, but may be reimbursed sooner and (b) Blue Dolphin shall also pay to LEH a management fee equal to 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization and interest.

The foregoing summarizes the material terms of the Amended and Restated Operating Agreement. This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.1 to this report.

Together, Jonathan Carroll and LEH own approximately 82% of Blue Dolphin’s Common Stock.

See “Note (3)” and “Note 17”) of our consolidated financial statements for additional disclosures related to the Amended and Restated Operating Agreement.

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Exhibits

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

10.1
Amended and Restated Operating Agreement effective as of April 1, 2020, between Lazarus Energy Holdings, LLC, Blue Dolphin Energy Company, Lazarus Energy, LLC, Lazarus Refining & Marketing, LLC, Nixon Product Storage, LLC, Blue Dolphin Pipe Line Company, Blue Dolphin Petroleum Company, and Blue Dolphin Services Co.

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*
Filed herewith

Remainder of Page Intentionally Left Blank

BLUE DOLPHIN ENERGY COMPANY	FORM 10-Q 3/31/20

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

May 15, 2020	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)