Form 10-Q
period 2020-06-30
BLUE DOLPHIN ENERGY CO
filed 2020-08-14
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of August 14, 2020: 12,693,514

Blue Dolphin Energy Company	June 30, 2020

Table of Contents

Blue Dolphin Energy Company	June 30, 2020

Glossary of Terms

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

AMT. Alternative Minimum Tax.

Amended Pilot Line of Credit. Line of Credit Agreement dated May 3, 2019, between Pilot and NPS and subsequently amended on May 9, 2019 and May 10, 2019 and September 3, 2019, the last amendment being Amendment No. 1; original line of credit amount was $13.0 million.

Amended and Restated Operating Agreement. Affiliate agreement dated April 1, 2020 between Blue Dolphin, LE, LRM, NPS, BDPL, BDPC, BDSC and LEH governing LEH’s operation and management of those companies’ assets.

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

Crude distillation tower. A tall column-like vessel in which crude oil and condensate is heated and its vaporized components are distilled by means of distillation trays. This process turns crude oil and other inputs into intermediate and finished petroleum products. (Commonly referred to as a crude distillation unit or an atmospheric distillation unit; also referred to herein as the Nixon refinery.)

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

Freeport facility. Encompasses processing units for: (i) crude oil and natural gas separation and dehydration, (ii) natural gas processing, treating, and redelivery, and (iii) vapor recovery; also includes two onshore pipelines and 162 acres of land in Freeport, Texas.

GEL. GEL Tex Marketing, LLC, a Delaware limited liability company and an affiliate of Genesis Energy, LLC.

GEL Final Arbitration Award. Damages and attorney fees and related expenses awarded to GEL by an arbitrator on August 11, 2017.

GEL Interim Payments. Cash payments of $0.5 million at the end of each calendar month by the Lazarus Parties to GEL until the GEL Settlement Payment was made.

Blue Dolphin Energy Company	June 30, 2020

Glossary of Terms

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

Lazarus Midstream. Lazarus Midstream Partners, L.P., an affiliate of LEH.

Lazarus Parties. Blue Dolphin, C&C, NPS, LE, LEH, and Jonathan Carroll.

LE. Lazarus Energy, LLC, a wholly owned subsidiary of Blue Dolphin.

LEH. Lazarus Energy Holdings, LLC, an affiliate of Jonathan Carroll and controlling shareholder of Blue Dolphin.

LEH Operating Fee. A management fee paid to LEH under the Amended and Restated Operating Agreement; calculated as 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC; previously reflected within refinery operating expenses in our consolidated statements of operations.

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

Nixon facility. Encompasses the 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and 56 acres of land in Nixon, Texas.

Nixon refinery. The 15,000-bpd crude distillation tower and associated processing units in Nixon, Texas.

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

RCRA. Federal Resource Conservation and Recovery Act.

RFS2. Second Renewable Fuels Standard.

ROU. Right-of-use.

Blue Dolphin Energy Company	June 30, 2020

Glossary of Terms

SEC. Securities and Exchange Commission.

Securities Act. The Securities Act of 1933, as amended.

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

WHO. World Health Organization.

WSJ prime rate. A measure of the U.S. prime rate as defined by the Wall Street Journal.

XBRL. eXtensible Business Reporting Language.

Yield. The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	June 30, 2020

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
●
Geographic concentration of our assets and customers in West Texas, creating significant exposure to regional economy risks and other conditions.
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
●
The effects of public health threats, pandemics and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impacts thereof on our business, financial condition, results of operations, and liquidity, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand for our products, industry demand generally, crude oil supply, margins, production and throughput capacity, utilization, inventory value, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally.

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
●
The effect, impact, potential duration, or other implications of the ongoing outbreak of COVID-19 and global crude oil production levels, and any expectations we may have with respect thereto.

Pipeline and Facilities and Oil and Gas Assets

●
Assessment of civil penalties by BOEM for our failure to satisfy orders to provide additional financial assurance (supplemental pipeline bonds) within the time period prescribed.
●
Assessment of civil penalties by BSEE for our failure to decommission pipeline and platform assets, as well as complete structural platform surveys, within the time periods prescribed.

Common Stock

●
Decline in stock price due to share sales by Affiliates.
●
Issuance of additional shares of Common Stock and Preferred Stock, which significantly dilute the equity ownership of current holders.

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 as filed with the SEC. All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Blue Dolphin Energy Company	June 30, 2020

Financial Statements

PART I

ITEM 1.
FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2020	2019

	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	$72
Restricted cash	49	49
Accounts receivable, net	138	446
Accounts receivable, related party	-	1,364
Prepaid expenses and other current assets	1,912	2,276
Deposits	224	158
Inventory	3,558	1,645
Refundable federal income tax	100	65
Total current assets	5,985	6,075

LONG-TERM ASSETS
Total property and equipment, net	63,601	63,893
Operating lease right-of-use assets	576	649
Restricted cash, noncurrent	547	547
Surety bonds	230	230
Deferred tax assets, net	-	50
Total long-term assets	64,954	65,369

TOTAL ASSETS	$70,939	$71,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$33,612	$33,836
Line of credit payable less unamortized debt issue costs (in default)	10,470	11,464
Long-term debt, related party, current portion (in default)	12,573	6,001
Interest payable (in default)	4,824	3,814
Interest payable, related party (in default)	2,494	2,174
Accounts payable	2,985	1,877
Accounts payable, related party	149	149
Current portion of lease liabilities	313	251
Asset retirement obligations, current portion	2,436	2,565
Accrued expenses and other current liabilities	2,775	3,333
Total current liabilities	72,631	65,464

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	470	564
Deferred revenues	1,748	1,930
Total long-term liabilities	2,218	2,494

TOTAL LIABILITIES	74,849	67,958

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.01 par value, 20,000,000 shares authorized; 12,693,514 and 12,327,365
shares issued at June 30, 2020 and December 31, 2019, respectively)	127	123
Additional paid-in capital	38,457	38,275
Accumulated deficit	(42,494)	(34,912)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,910)	3,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$70,939	$71,444

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2020

Financial Statements

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$17,359	$77,257	$78,256	$145,115
Tolling and terminaling	1,110	1,088	2,213	2,157
Total revenue from operations	18,469	78,345	80,469	147,272

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	16,783	76,364	76,503	139,551
Other conversion costs	2,893	2,192	5,261	4,521
Total cost of goods sold	19,676	78,556	81,764	144,072

Gross profit (deficit)	(1,207)	(211)	(1,295)	3,200

COST OF OPERATIONS
LEH operating fee	190	183	337	333
Other operating expenses	47	56	106	113
General and administrative expenses	531	579	1,175	1,249
Depletion, depreciation and amortization	669	633	1,302	1,223

Total cost of operations	1,437	1,451	2,920	2,918

Income (loss) from operations	(2,644)	(1,662)	(4,215)	282

OTHER INCOME (EXPENSE)

Easement, interest and other income	80	1	100	1
Interest and other expense	(1,678)	(1,638)	(3,452)	(2,835)
Total other expense	(1,598)	(1,637)	(3,352)	(2,834)

Loss before income taxes	(4,242)	(3,299)	(7,567)	(2,552)

Income tax expense	-	-	(15)	-

Net loss	$(4,242)	$(3,299)	$(7,582)	$(2,552)

Loss per common share:
Basic	$(0.34)	$(0.30)	$(0.61)	$(0.23)
Diluted	$(0.34)	$(0.30)	$(0.61)	$(0.23)

Weighted average number of common shares outstanding:
Basic	12,580,853	10,975,514	12,454,109	10,975,514
Diluted	12,580,853	10,975,514	12,454,109	10,975,514

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2020

Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(7,582)	$(2,552)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	1,302	1,223
Deferred income tax	15	-
Amortization of debt issue costs	284	189
Guaranty fees paid in kind	305	-
Deferred revenues and expenses	(182)	-
Gain on issuance of shares	(80)	-
Changes in operating assets and liabilities
Accounts receivable	308	209
Accounts receivable, related party	1,364	(492)
Prepaid expenses and other current assets	364	503
Deposits and other assets	(66)	-
Inventory	(1,913)	(287)
Accrued arbitration award	-	(11,600)
Accounts payable, accrued expenses and other liabilities	1,807	1,211
Accounts payable, related party	-	302
Net cash used in operating activities	(4,074)	(11,294)

INVESTING ACTIVITIES
Capital expenditures	(908)	(494)
Net cash used in investing activities	(908)	(494)

FINANCING ACTIVITIES
Proceeds from line of credit	-	12,402
Payments on debt	(1,501)	(541)
Net activity on related-party debt	6,415	229
Net cash provided by financing activities	4,914	12,090
Net change in cash, cash equivalents, and restricted cash	(68)	302

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	668	1,665
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$600	$1,967

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable and finance leases	$-	$86
Issuance of shares to extinguish debt	$120	$-
Conversion of related-party notes to common stock	$148	$-
Line of credit closing costs included in principal balance	$-	$398
Interest paid	$1,608	$1,174
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1)
Organization

Overview
Blue Dolphin is an independent downstream energy company operating in the Gulf Coast region of the United States. Our subsidiaries operate a light sweet-crude, 15,000-bpd crude distillation tower with more than 1.2 million bbls of petroleum storage tank capacity in Nixon, Texas. Blue Dolphin was formed in 1986 as a Delaware corporation and is traded on the OTCQX under the ticker symbol “BDCO”. Blue Dolphin has 20.0 million shares of Common Stock and 2.5 million shares of Preferred Stock authorized. There are approximately 12.7 million shares of Common Stock and no shares of Preferred Stock issued and outstanding.

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

Going Concern
Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

Defaults Under Secured Loan Agreements with Third Parties. Defaults under our secured loan agreements with third parties include loan agreements with Veritex in the original aggregate principal amount of $35.0 million, which are guaranteed 100% by the USDA, and a line of credit agreement with Pilot in the original principal amount of $13.0 million. Certain of our related-party debt is also in default. See “Note (3)” of our consolidated financial statements for disclosures related to related-party debt.

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

In April 2019, LE, Jonathan Carroll, Blue Dolphin, LRM, and LE received notification from Veritex that the bank agreed to waive certain covenant defaults and forbear from enforcing its remedies under our secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of the payment reserve account on or before August 31, 2019. Following the GEL Settlement, the associated mutual releases became effective and GEL filed the stipulation of dismissal of claims against LE. As of the date of this report, LE had not replenished the payment reserve account and the obligors were still in default under our secured loan agreements with Veritex.

In April 2020, LE and LRM were each granted a two-month deferment period on their respective Veritex loans commencing from April 22, 2020 to June 22, 2020. During the deferment period, LE and LRM were not obligated to make payments and interest continued to accrue at the stated rates of the loans. Upon expiration of the deferment period: (i) Veritex re-amortized the loan such that future payments on principal and interest were adjusted based on the remaining principal balances and loan terms, and (ii) all other terms of the loans reverted to the original terms, and previous defaults were reinstated. The deferment did not address LE’s requirement to replenish the payment reserve account. Principal and interest payments resumed on July 22, 2020. As of the filing date of this report, we are current on required monthly payments under our secured loan agreements with Veritex.

At June 30, 2020, LE and LRM were in violation of the debt service coverage ratio, current ratio, and debt to net worth ratio financial covenants under our secured loan agreements with Veritex. As a result, the debt associated with these loans was classified within current portion of long-term debt on our consolidated balance sheets at June 30, 2020 and December 31, 2019.

Blue Dolphin Energy Company	June 30, 2020

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

Amended Pilot Line of Credit. On May 4, 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Obligations”) under the Amended Pilot Line of Credit. Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Obligations began to accrue interest at a rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.

On June 1, 2020, Pilot notified borrower and guarantors by letter of its intent to apply as a setoff Pilot’s payment obligations owing to or for the credit or the account of borrower under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May, 2019, between borrower and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between the borrower and Pilot, against the Obligations. As of the date of the letter, the amount of such setoff was approximately $0.2 million. The setoff was only in partial satisfaction of the Obligations and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

The borrower and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue to work with the borrower to settle the Obligations. Borrower and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. Our ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. In the event we are unsuccessful in such endeavors, we may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

See “Note (10)” and “Note (11)” to our consolidated financial statements for additional information related to defaults under our secured loan agreements with Veritex and Pilot and their potential effects on our business, financial condition, and results of operations.

Margin Deterioration and Volatility. Steps taken to address the ongoing COVID-19 pandemic globally and nationally and the actions of members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets, causing oil prices to decline sharply, as well as other changes to the economic outlook in the near term. Such subsequent developments included, but are not limited to, government-imposed temporary business closures and voluntary shelter-at-home directives as well as developments in production discussions between global oil producers, and the effect thereof. Oil prices as well as demand are expected to continue to be volatile as a result of the near-term over-supply and the ongoing COVID-19 pandemic as changes in oil inventories, industry demand and global and national economic performance are reported, and we cannot predict when prices and demand will improve and stabilize. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. However, we expect margins will likely remain weak for the remainder of 2020 until global demand begins to recover. Accordingly, we can provide no assurances that these events will not have a material adverse effect on our financial position or results of operations.

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

Net Losses and Working Capital Deficits.
Net Losses. Net loss for the three months ended June 30, 2020 was $4.2 million, or a loss of $0.34 per share, compared to a net loss of $3.3 million, or a loss of $0.30 per share, for the three months ended June 30, 2019. The increase in net loss was the result of less favorable margins per bbl and lower sales volume during the three months ended June 30, 2020 compared to the same period in 2019. Net loss for the six months ended June 30, 2020 was $7.6 million, or a loss of $0.61 per share, compared to a net loss of $2.6 million, or a loss of $0.23 per share, for the six months ended June 30, 2019. The significant increase in net loss was the result of less favorable margins per bbl and lower sales volume during the six-month period ended June 30, 2020 compared to the same period a year earlier.

Working Capital Deficits. We had a working capital deficit of $66.6 million and $59.4 million at June 30, 2020 and December 31, 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $20.5 million and $19.6 million at June 30, 2020 and December 31, 2019, respectively. We had cash and cash equivalents and restricted cash (current portion) of less than $0.01 million and $0.05 million, respectively, at June 30, 2020. Comparatively, we had cash and cash equivalents and restricted cash (current portion) of $0.07 million and $0.05 million, respectively, at December 31, 2019.

Operating Risks
Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. As discussed under “Note (1) – Going Concern” above and throughout this report, we are currently unable to estimate the impact the ongoing COVID-19 pandemic will have on our future financial position and results of operations. Our business was deemed as an essential business and, as such, has remained open. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. Management has taken and continues to take all prudent steps, however, there can be no assurance that our business strategy will be successful, that Affiliates will continue to fund our working capital needs when we experience working capital deficits, that we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, that we will be able to obtain additional financing on commercially reasonable terms or at all, or that margins on our refined products will be favorable. Further, if Veritex and/or Pilot exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

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

The consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or for any other period. As discussed further below within this “Note (2) – Use of Estimates,” the ongoing COVID-19 pandemic has resulted in significant economic disruption globally. This disruption became more acute in the latter half of March 2020; therefore, our operating results for the three and six months ended June 30, 2020 do not fully reflect the impact this disruption has had, and will likely continue to have, on us.

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

Use of Estimates. The ongoing COVID-19 pandemic and certain developments in the global oil markets have impacted and continue to impact our business. Our business was designated as an essential business and, as such, has remained open. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. The uncertainty around the availability and prices of crude oil, the prices and demand for our refined products, and the general business environment is expected to continue through the remainder of the year and beyond. Given diminished expectations for the global economy, and speculation regarding a prolonged slowdown and recession, we are unable to predict the ultimate economic impact of COVID-19 on our business.

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

The nature of our business requires that we make estimates and assumptions in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The ongoing COVID-19 pandemic has impacted these estimates and assumptions and will continue to do so.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2020 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

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

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for doubtful accounts of $0.1 million at both June 30, 2020 and December 31, 2019.

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

Pipelines and Facilities. Our pipelines and facilities are recorded at cost less any adjustments for depreciation or impairment. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance we performed periodic impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, our pipeline assets were fully impaired at December 31, 2016. All pipeline transportation services to third parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. We plan to decommission the offshore pipelines and platform assets in the third quarter of 2020.

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

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

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

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes. As of each reporting date, we consider new evidence, both positive and negative, to determine the realizability of deferred tax assets. We consider whether it is more likely than not that a portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. When we determine that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended June 30, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of June 30, 2020 and December 31, 2019. We expect to recover deferred tax assets related to AMT credit carryforwards. In addition, we have NOL carryforwards that remain available for future use.

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2020 and December 31, 2019, there were no uncertain tax positions for which a reserve or liability was necessary. See “Note (14)” to our consolidated financial statements for more information related to income taxes.

Impairment or Disposal of Long-Lived Assets. We periodically evaluate our long-lived assets for impairment. Additionally, we evaluate our long-lived assets when events or circumstances indicate that the carrying value of these assets may not be recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset or group of assets is recognized. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. The GEL Final Arbitration Award represented a significant adverse change that could have affected the value of certain of our long-lived assets, and management performed potential impairment testing of our refinery and facilities assets in 2019 and 2018. Upon completion of each testing, no impairment was deemed necessary. In addition, the market volatility of crude oil prices as a result of the ongoing COVID-19 pandemic could have affected the value of certain of our long-lived assets, and management performed impairment testing of our refinery and facilities assets at June 30, 2020. No impairment was deemed necessary based upon June 30, 2020 testing, and we did not record any impairment of our refinery and facilities assets for the periods presented.

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

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2020

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

March Carroll Note (in default)	Jonathan Carroll – Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; matured 01/01/2019; interest still accruing
March Ingleside Note (in default)	Ingleside – Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; reflects amounts owed to Ingleside under previous Amended and Restated Tank Lease Agreement; matured 01/01/2019; interest still accruing
June LEH Note (in default)	LEH – Blue Dolphin	Debt	03/31/2017	8.00%
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
3-year term; expires 04/01/2023 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC

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

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

Related-Party Financial Impact
Consolidated Balance Sheets.
Accounts receivable, related party. Accounts receivable, related party totaled $0 and $1.4 million at June 30, 2020 and December 31, 2019, respectively. At December 31, 2019, accounts receivable, related party represented amounts owed from LEH for the sale of jet fuel under the Jet Fuel Sales Agreement.  Amounts are settled under normal business terms.  Amounts outstanding relating to the Jet Fuel Sales Agreement can vary significantly period to period based on the timing of the related sales and payments received.  See below for the total amount owed to LEH under the June LEH Note and the BDPL Loan Agreement.

Accounts payable, related party. Accounts payable, related party to LTRI related to the purchase of refinery equipment totaled $0.2 million at both June 30, 2020 and December 31, 2019.

Long-term debt, related party, current portion (in default) and accrued interest payable, related party.

	June 30,	December 31,
	2020	2019
	(in thousands)
LEH
June LEH Note (in default)	$6,336	$-
BDPL Loan Agreement	6,494	6,174
LEH Total	12,830	6,174
Ingleside
March Ingleside Note (in default)	1,039	1,004
Jonathan Carroll
March Carroll Note (in default)	1,198	997
	15,067	8,175

Less: Long-term debt, related party, current portion, in default	(12,573)	(6,001)
Less: Accrued interest payable, related party (in default)	(2,494)	(2,174)
	$-	$-

Consolidated Statements of Operations.
Total revenue from operations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

Refinery operations
LEH	$4,587	24.8%	$24,173	30.2%	$22,302	27.7%	$44,982	30.2%
Third-Parties	12,772	69.2%	53,084	68.3%	55,954	69.5%	100,133	68.3%
Tolling and terminaling
Third-Parties	1,110	6.0%	1,088	1.5%	2,213	2.8%	2,157	1.5%
	$18,469	100.0%	$78,345	100.0%	$80,469	100.0%	$147,272	100.0%

Interest expense.
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034	$108	$111	$216	$223
Second Term Loan Due 2034	44	46	89	92
March Carroll Note (in default)	20	28	43	53
LEH
BDPL Loan Agreement (in default)	160	160	320	320
June LEH Note (in default)	117	16	142	23
Ingleside
March Ingleside Note (in default)	15	26	35	52
	$464	$387	$845	$763

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

Other. Fees associated with the Dock Tolling Agreement with LMT totaled $0 and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Fees associated with the Dock Tolling Agreement with LMT totaled $0 and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

Lease payments received under the office sub-lease agreement with LEH totaled approximately $0.01 million for both three-month periods ended June 30, 2020 and 2019. Lease payments received under the office sub-lease agreement with LEH totaled approximately $0.02 million for both six-month periods ended June 30, 2020 and 2019.

The LEH operating fee was flat, totaling approximately $0.2 million for both three-month periods ended June 30, 2020 and 2019. The LEH operating fee was also relatively flat, totaling approximately $0.3 million for both six-month periods ended June 30, 2020 and 2019.

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

Remaining Performance Obligations. Most of our contracts with customers are spot contracts and therefore have no remaining performance obligations.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

Segment Information. Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue (excluding intercompany fees and sales)
Refinery operations	$17,359	$77,257	$78,256	$145,115
Tolling and terminaling	1,110	1,088	2,213	2,157
Total net revenue	18,469	78,345	80,469	147,272

Intercompany fees and sales
Refinery operations	(406)	(653)	(1,023)	(1,259)
Tolling and terminaling	406	653	1,023	1,259
Total intercompany fees	-	-	-	-

Operation costs and expenses(1)
Refinery operations	(19,418)	(78,376)	(81,251)	(143,528)
Tolling and terminaling	(258)	(363)	(513)	(727)
Corporate and other	(47)	(56)	(106)	(113)
Total operation costs and expenses	(19,723)	(78,795)	(81,870)	(144,368)

Segment contribution margin (deficit)
Refinery operations	(2,465)	(1,772)	(4,018)	328
Tolling and terminaling	1,258	1,378	2,723	2,689
Corporate and other	(47)	(56)	(106)	(113)
Total segment contribution margin (deficit)	(1,254)	(450)	(1,401)	2,904

General and administrative expenses(2)
Refinery operations	(327)	(274)	(631)	(606)
Tolling and terminaling	(68)	(62)	(136)	(105)
Corporate and other	(326)	(243)	(745)	(688)
Total general and administrative expenses	(721)	(579)	(1,512)	(1,399)

Depreciation and amortization
Refinery operations	(294)	(483)	(582)	(948)
Tolling and terminaling	(324)	(99)	(618)	(198)
Corporate and other	(51)	(51)	(102)	(77)
Total depreciation and amortization	(669)	(633)	(1,302)	(1,223)

Interest and other non-operating expenses, net
Refinery operations	(751)	(823)	(1,492)	(1,606)
Tolling and terminaling	(616)	(579)	(1,386)	(775)
Corporate and other	(231)	(235)	(474)	(453)
Total interest and other non-operating expenses, net	(1,598)	(1,637)	(3,352)	(2,834)

Income (loss) before income taxes
Refinery operations	(3,837)	(3,352)	(6,723)	(2,832)
Tolling and terminaling	250	638	583	1,611
Corporate and other	(655)	(585)	(1,427)	(1,331)
Total loss before income taxes	(4,242)	(3,299)	(7,567)	(2,552)

Income tax expense	-	-	(15)	-

Net loss	$(4,242)	$(3,299)	$(7,582)	$(2,552)

(1)
Operation costs include cost of goods sold. Also, operation costs within: (a) tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g. insurance and maintenance) and (b) corporate and other includes expenses related to BDSC, BDPC and BDPL.
(2)
General and administrative expenses within refinery operations include the LEH operating fee.

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Capital expenditures
Refinery operations	$292	$411
Tolling and terminaling	616	83
Corporate and other	-	-
Total capital expenditures	$908	$494

	June 30,	December 31,
	2020	2019
	(in thousands)
Identifiable assets
Refinery operations	$50,341	$51,317
Tolling and terminaling	18,750	18,401
Corporate and other	1,848	1,726
Total identifiable assets	$70,939	$71,444

(5)
Concentration of Risk

Bank Accounts
Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor. At both June 30, 2020 and December 31, 2019, we had cash balances (including restricted cash) that exceeded the FDIC insurance limit per depositor of approximately $0.3 million.

Key Supplier
Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Pilot. Under the initial term of the crude supply agreement, Pilot will sell us approximately 24.8 million net bbls of crude oil. Thereafter, the crude supply agreement will continue on a one-year evergreen basis. Effective March 1, 2020, Pilot assigned its rights, title, interest, and obligations in the crude supply agreement to Tartan Oil LLC, a Pilot affiliate. Either party may terminate the crude supply agreement by providing the other party 60 days prior written notice.

Pilot also stores crude oil at the Nixon facility under two terminal services agreements. Under the terminal services agreements, Pilot stores crude oil at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity. Although the initial term of the terminal services agreement expired April 30, 2020, the agreement renewed on a one-year evergreen basis. Either party may terminate the terminal services agreement by providing the other party 60 days prior written notice. However, the terminal services agreement will automatically terminate upon expiration or termination of the crude supply agreement. During the second quarter of 2020, Pilot applied as a setoff Pilot’s payment obligations owed to us under the terminal services agreements between us and Pilot. The setoff was in partial satisfaction of our obligations to Pilot under the Amended Pilot Line of Credit. As of June 1, 2020, the amount of such setoff was approximately $0.2 million. See ‘going concern’ within “Note (1)” to our consolidated financial statements for additional disclosures related to defaults in our debt obligations.

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

	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at Date Indicated

Three Months Ended June 30, 2020	3	69%	$0

Three Months Ended June 30, 2019	4	97%	$0.6 million

Six Months Ended June 30, 2020	4	90%	$0.006 million

Six Months Ended June 30, 2019	4	97%	$0.6 million

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

One of our significant customers is an Affiliate. The Affiliate, LEH, purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification. LEH accounted for nearly 25% and 31% of our total revenue from operations for the three months ended June 30, 2020 and 2019, respectively. LEH accounted for nearly 28% and 31% of our total revenue from operations for the six months ended June 30, 2020 and 2019, respectively. LEH represented $0 in accounts receivable at June 30, 2020. LEH represented $0.5 million in accounts receivable at June 30, 2019.

Amounts outstanding relating to the Jet Fuel Sales Agreement can vary significantly period to period based on the timing of the related sales and payments received. The amounts are settled under normal business terms. The total amount owed to LEH under the June LEH Note and the BDPL Loan Agreement totaled $12.8 million and $6.2 million at June 30, 2020 and December 31, 2019, respectively. See “Note (3)” and “Note (16)” to our consolidated financial statements for additional disclosures related to transactions with Affiliates.

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

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3. Occasionally we sell refined products to customers that export to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended June 30,				Six Months Ended Ended June 30,
	2020		2019		2020		2019
	(in thousands, except percent amounts)

LPG mix	$-	0.0%	$1	0%	$-	0.0%	$9	0%
Naphtha	3,160	18.2%	15,416	20.3%	14,675	18.8%	29,211	20.1%
Jet fuel	4,587	26.4%	24,173	30.7%	22,302	28.5%	44,982	31.0%
HOBM	3,691	21.3%	16,747	23.8%	18,882	24.1%	32,907	22.7%
AGO	5,921	34.1%	20,920	25.2%	22,397	28.6%	38,006	26.2%
	$17,359	100.0%	$77,257	100.0%	$78,256	100.0%	$145,115	100.0%

An Affiliate, LEH, purchases all of our jet fuel. See “Note (3)” and “Note (16)” to our consolidated financial statements for additional disclosures related to Affiliate transactions.

(6)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Prepaid insurance	$1,691	$417
Other prepaids	111	87
Prepaid easement renewal fees	110	121
Prepaid crude oil and condensate	-	1,651
	$1,912	$2,276

(7)
Inventory

Inventory as of the dates indicated consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
HOBM	$2,833	$-
Crude oil and condensate	445	959
Chemicals	227	120
AGO	38	440
Propane	12	26
LPG mix	3	5
Naphtha	-	95
	$3,558	$1,645

Due to fluctuating commodity prices, we recorded a net realizable value adjustment to inventory of approximately $0.2 million and $0.3 million at June 30, 2020 and December 31, 2019, respectively.

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

(8)
Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Refinery and facilities	$71,254	$66,317
Land	566	566
Other property and equipment	833	833
	72,653	67,716

Less: Accumulated depletion, depreciation, and amortiation	(13,938)	(12,739)
	58,715	54,977

CIP	4,886	8,916
	$63,601	$63,893

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. Capitalized interest is recorded as part of the asset it relates to and is depreciated over the asset’s useful life. Capitalized interest cost, which is included in CIP, was $0 and $0.7 million at June 30, 2020 and December 31, 2019. Capital expenditures for expansion at the Nixon facility were funded by long-term debt from Veritex, revenue from operations, and working capital from Affiliates. At June 30, 2020, unused amounts for capital expenditures derived from Veritex loans were reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Note (10)” to our consolidated financial statements for additional disclosures related to working capital deficits and borrowings for capital spending.

(9)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Insurance	$1,079	$159
Unearned revenue from contracts with customers	643	1,990
Unearned contract renewal income	500	500
Property, fuel and other taxes	331	183
Other payable	177	228
Board of director fees payable	35	263
Customer deposits	10	10
	$2,775	$3,333

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

(10)
Third-Party Long-Term Debt

Loan Agreements

Loan Description	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
USDA-Guaranteed Loans
First Term Loan Due 2034 (in default)	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
Second Term Loan Due 2034 (in default)	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Notre Dame Debt (in default)	$11.7(1)	Jan 2018	No payments to date; payment rights subordinated(2)	16.00%	Working capital; reduced balance of GEL Final Arbitration Award
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

As described elsewhere in this report, we are in default under our secured loan agreements. Defaults include events of default and financial covenant violations. Defaults under our secured loan agreements permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2020 and December 31, 2019.

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

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

In April 2019, LE, Jonathan Carroll, Blue Dolphin, LRM, and LE received notification from Veritex that the bank agreed to waive certain covenant violations and forbear from enforcing its remedies under our secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of the payment reserve account on or before August 31, 2019. Following the GEL Settlement, the associated mutual releases became effective and GEL filed the stipulation of dismissal of claims against LE. As of the date of this report, LE had not replenished the payment reserve account and the obligors were still in default under our secured loan agreements with Veritex.

Payment Deferments. In April 2020, LE and LRM were each granted a two-month deferment period on their respective Veritex loans commencing from April 22, 2020 to June 22, 2020. During the deferment period, LE and LRM were not obligated to make payments and interest continued to accrue at the stated rates of the loans. Upon expiration of the deferment period: (i) Veritex re-amortized the loan such that future payments on principal and interest were adjusted based on the remaining principal balances and loan terms, and (ii) all other terms of the loans reverted to the original terms, and previous defaults were reinstated. The deferment did not address LE’s requirement to replenish the payment reserve account. Principal and interest payments resumed on July 22, 2020. As of the filing date of this report, we are current on required monthly payments under our secured loan agreements with Veritex.

Financial Covenant Violations.  At June 30, 2020, LE and LRM were in violation of the debt service coverage ratio, current ratio, and debt to net worth ratio financial covenants under our secured loan agreements with Veritex. Any exercise by Veritex of its rights and remedies under our secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

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

Outstanding Principal, Debt Issue Costs, and Accrued Interest
Third-party long-term debt (outstanding principal and accrued interest), as of the dates indicated was as follows:

	June 30,	December 31,
	2020	2019
	(in thousands)
USDA-Guaranteed Loans
First Term Loan Due 2034 (in default)	$22,006	$21,776
Second Term Loan Due 2034 (in default)	9,125	9,031
Notre Dame Debt (in default)	9,015	8,617
	40,146	39,424

Less: Current portion of long-term debt, net	(33,612)	(33,836)
Less: Unamortized debt issue costs	(1,813)	(1,877)
Less: Accrued interest payable (in default)	(4,721)	(3,711)
	$-	$-

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

Unamortized debt issue costs associated with USDA-guaranteed loans as of the dates indicated consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
USDA-Guaranteed Loans
First Term Loan Due 2034 (in default)	$1,674	$1,674
Second Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(629)	(565)
	$1,813	$1,877

Amortization expense was $0.03 million for both three-month periods ended June 30, 2020 and 2019. Amortization expense was $0.06 million for both six-month periods ended June 30, 2020 and 2019.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Notre Dame Debt (in default)	$4,037	$3,639
USDA-Guaranteed Loans
First Term Loan Due 2034 (in default)	461	25
Second Term Loan Due 2034 (in default)	223	47
	4,721	3,711
Less: Accrued interest payable (in default)	(4,721)	(3,711)
Long-term Interest Payable, Net of Current Portion	$-	$-

(11)
Line of Credit Payable

Line of Credit Agreement

Line of Credit Description	Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose

Amended Pilot Line of Credit (in default)	$13.0	May 2020	----	14.00%	GEL Settlement Payment, NPS purchase of crude oil from Pilot, and working capital

Under the Amended Pilot Line of Credit, NPS was required to make monthly interest only payments to Pilot in each of September and October 2019 in the amount of $0.1 million. The required payments were made.

On May 4, 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the Obligations under the Amended Pilot Line of Credit. Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Obligations began to accrue interest at a rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.

On June 1, 2020, Pilot notified borrower and guarantors by letter of its intent to apply as a setoff Pilot’s payment obligations owing to or for the credit or the account of borrower under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May, 2019, between borrower and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between the borrower and Pilot, against the Obligations. As of the date of the letter, the amount of such setoff was approximately $0.2 million. The setoff was only in partial satisfaction of the Obligations and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

NPS and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue to work with NPS to settle the Obligations. NPS and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. Our ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. In the event we are unsuccessful in such endeavors, we may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

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

Representations, Warranties, and Covenants
The Amended Pilot Line of Credit contains customary affirmative and negative covenants and events of default. In a April 30, 2019, Agreement Regarding Attornment of Tank Leases between Veritex, LE, NPS, and Pilot, Veritex in its capacity as a secured lender of LE and LRM, agreed to permit the continued performance of obligations under a certain tank lease agreement if it were to foreclose on LE property that NPS was leasing from LE so long as certain conditions were met. The effectiveness of the Agreement Regarding Attornment of Tank Leases was subject to certain conditions, including the agreement and concurrence of the USDA that the Agreement Regarding Attornment of Tank Leases does not impair or void the First Term Loan Due 2034 and Second Term Loan Due 2034 or any associated guarantees. Veritex agreed to use commercially reasonable efforts to obtain such USDA concurrence, however, as of the filing date of this report such USDA concurrence has not been provided.

Line of credit payable, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	June 30,	December 31,
	2020	2019
	(in thousands)

Amended Pilot Line of Credit (in default)	$10,573	$11,786

Less: Unamortized debt issue costs	-	(219)
Less: Interest payable, short-term	(103)	(103)
	$10,470	$11,464

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

Pipelines and Facilities and Oil and Gas Properties
We have AROs associated with the decommissioning of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment and recognized accretion expense relating to the discounted liability over the remaining life of the asset. At June 30, 2020 and December 31, 2019, the liability was fully accreted. See “Note (16)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

ARO liability as of the dates indicated was as follows:

	June 30,	December 31,
	2020	2019
	(in thousands)

AROs, at the beginning of the period	$2,565	$2,565
Liabilities settled	(129)	-
	2,436	2,565
Less: AROs, current portion	(2,436)	(2,565)
Long-term AROs, at the end of the period	$-	$-

Liabilities settled reflects preparatory costs associated with decommissioning our offshore pipelines and platform assets.

(13)
Lease Obligations

Lease Obligations

Operating Lease
Office Lease. BDSC has an office lease related to our headquarters office in Houston, Texas. The 68-month operating lease expires in 2023. BDSC has the option to extend the lease term for one additional five (5) year period if notice of intent to extend is provided to the lessor at least twelve (12) months before the end of the current term. An Affiliate, LEH, subleases a portion of this office space.  Sublease income received from LEH totaled approximately $0.01 million for both the three months ended June 30, 2020 and 2019. Sublease income received from LEH totaled approximately $0.02 million for both the six months ended June 30, 2020 and 2019. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Finance Leases
Crane. In January 2018, LE entered a 24-month lease for the purchase of a 20-ton crane for use at the Nixon facility. The lease required a negligible monthly payment and matured in January 2020.

Backhoe Rent-to-Own Agreement. In May 2019, LE entered into a 12-month equipment rental agreement with the option to purchase the backhoe at maturity. The backhoe is being used at the Nixon facility. The equipment rental agreement matured in May 2020. The parties are currently negotiating on the end of lease purchase price for the backhoe.

LACT Unit Rent-to-Own Agreement. In April 2020, LE entered into a 12-month equipment rental agreement with the option to purchase the LACT unit at maturity. The LACT unit, which was installed in June 2020, is being used at the Nixon facility. The equipment rental agreement requires a negligible monthly payment and matures in June 2021. Subsequent to the consolidated balance sheet date, the lease was canceled, and the related equipment was returned.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		June 30,	December 31,
	Balance Sheet Location	2020	2019
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(211)	(138)
		576	649

Finance lease assets	Property and equipment, net	148	180
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(10)	(34)
		138	146

Total lease assets		714	795

Liabilities
Current
Operating lease	Current portion of lease liabilities	185	175
Finance leases	Current portion of lease liabilities	128	76
		313	251
Noncurrent
Operating lease	Long-term lease liabilities, net of current	470	564
Total lease liabilities		$783	$815

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

Weighted average remaining lease term in years
Operating lease	3.17
Finance leases	0.68
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

The following table presents information related to lease costs for operating and finance leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating lease costs	$51	$51	$103	$77
Finance lease costs:
Depreciation of leased assets	4	4	10	8
Interest on lease liabilities	2	1	3	2
Total lease cost	$57	$56	$116	$87

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement
of lease liabilities:
Operating cash flows for operating lease	$43	$40	$131	$96
Operating cash flows for finance leases	$2	$1	$4	$2
Financing cash flows for finance leases	$6	$10	$12	$21

As of June 30, 2020, maturities of lease liabilities for the periods indicated were as follows:

June 30,	Operating Lease	Financing Leases	Total
	(in thousands)

2020	$184	$128	$312
2021	204	-	204
2022	226	-	226
2023	41	-	41

	$655	$128	$783

Future minimum annual lease commitments that are non-cancelable:

Operating
June 30,	Lease
(in thousands)
2020	$232
2021	235
2022	239
2023	40
$746

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

(14)
Income Taxes

Tax Provision
The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Current
Federal	$-	$-	$(15)	$-
State	-	-	-	-
Deferred
Federal	893	800	1,591	643
State	-		-
Change in valuation allowance	(893)	(800)	(1,591)	(643)
Total provision for income taxes	$-	$-	$(15)	$-

The state of Texas, TMT is treated as an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$13,897	$12,463
Business interest expense	2,648	1,923
Start-up costs (crude oil and condensate processing facility)	551	594
ARO liability/deferred revenue	511	539
AMT credit	-	50
Other	36	11
Total deferred tax assets	17,643	15,580

Deferred tax liabilities:
Basis differences in property and equipment	(6,705)	(6,183)
Total deferred tax liabilities	(6,705)	(6,183)
	10,938	9,397

Valuation allowance	(10,938)	(9,347)

Deferred tax assets, net	$-	$50

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

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

NOL Carryforwards. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2018	$9,614	$37,335	$46,949

Net operating losses	-	5,723	5,723

Balance at December 31, 2019	9,614	43,058	52,672

Net operating losses	-	6,826	6,826

Balance at June 30, 2020	$9,614	$49,884	$59,498

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At June 30, 2020 and December 31, 2019, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of June 30, 2020 and December 31, 2019.

(15)
Earnings Per Share
A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income (loss)	$(4,242)	$(3,299)	$(7,582)	$(2,552)

Basic and diluted income (loss) per share	$(0.34)	$(0.30)	$(0.61)	$(0.23)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	12,580,853	10,975,514	12,454,109	10,975,215

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three and six months ended June 30, 2020 and 2019 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE on August 15, 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit permit applications for pipeline and platform decommissioning, along with a safe boarding plan for the platform, within six (6) months (no later than February 15, 2020), and develop and implement a safe boarding plan for submission with such permit applications. Further, BSEE proposed that BDPL complete approved, permitted work within 12 months (no later than August 15, 2020).  BDPL timely submitted permit applications for decommissioning of the subject offshore pipelines and platform assets to BSEE on February 11, 2020 and the USACOE on March 25, 2020. Not all permit applications have been approved by BSEE and the USACOE as required prior to work commencement. Delays in permit approvals may be the result of COVID-19. As a result, BDPL plans to request an extension for decommissioning work.

In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL requested an extension to the INC related to the structural platform surveys, and BSEE approved BDPL’s extension request. The required platform surveys were completed, and the INC was resolved in June 2020.

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2020. At June 30, 2020 and December 31, 2019, BDPL maintained $2.4 million and $2.6 million, respectively, in AROs related to abandonment of these assets.

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

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

Legal Matters
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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. BDPL reasonably expects that successful completion of its decommissioning obligations (see “Note (16) – BSEE Offshore Pipelines and Platform Decommissioning”)will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Due to delays in permit application approvals likely because of COVID-19, BDPL plans to request an extension to BSEE’s August 2020 deadline.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2020. At both June 30, 2020 and December 31, 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

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

$22.2

The GEL Settlement Effective Date occurred on August 23, 2019. As a result of the GEL Settlement: (i) the mutual releases became effective, (ii) GEL filed the stipulation of dismissal of claims against LE, and (iii) Blue Dolphin recognized a $9.1 million gain on the extinguishment of debt on its consolidated statements of operations in the third quarter of 2019. Until the GEL Settlement occurred, the debt was reflected on Blue Dolphin’s consolidated balance sheets as accrued arbitration award payable. At both June 30, 2020 and December 31, 2019, the accrued arbitration award payable was $0.

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

Blue Dolphin Energy Company	June 30, 2020

Notes to Consolidated Financial Statements

Nixon Facility Improvements
We have made and will continue to make capital and efficiency improvements at the Nixon facility. Therefore, we incurred and will continue to incur capital expenditures related to these improvements, which include, among other things, facility and land improvements and installation of new or refurbished refinery process equipment.

Share Issuances (Sales of Unregistered Securities)
We are obligated to issue shares of our Common Stock to: (i) non-employee directors for services rendered to the Board and (ii) to Jonathan Carroll pursuant to the Guaranty Fee Agreements. Set forth below is information regarding the sale or issuance of Common Stock related to these obligations during the three and six months ended June 30, 2020:

●
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

●
On April 30, 2020, we also issued an aggregate of 135,084 restricted shares of Common Stock to certain of our non-employee, independent directors, which represents payment for services rendered to the Board for the three month periods ended September 30, 2018, March 31, 2019, September 30, 2019, and March 31, 2020. The average cost basis was $0.97, the low was $0.57, and the high was $1.18.

The sale and issuance of these securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

We recognized a gain on the issuance of shares of approximately $0.1 million for both the three and six months ended June 30, 2020.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is our analysis of our financial performance, financial condition, and significant trends that may affect future performance. All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the business strategy, risk factors, and financial statements and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Overview
Blue Dolphin is an independent downstream energy company operating in the Gulf Coast region of the United States. Our subsidiaries operate a light sweet-crude, 15,000-bpd crude distillation tower with more than 1.2 million bbls of petroleum storage tank capacity in Nixon, Texas. Our assets are primarily organized in two segments: refinery operations (owned by LE) and tolling and terminaling services (owned by LRM and NPS). Active subsidiaries that are reflected in corporate and other include BDPL (inactive pipeline assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). See “Note (4)” to our consolidated financial statements for more information related to our business segments and properties. Blue Dolphin was formed in 1986 as a Delaware corporation and is traded on the OTCQX under the ticker symbol “BDCO”.

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

Business Operations Update
The ongoing COVID-19 pandemic has resulted in significant economic disruption globally, including in the United States. Governmental authorities around the world have taken actions, such as stay-at-home orders and other social distancing measures, to prevent the spread of COVID-19. These measures have resulted in significant business and operational disruptions, including demand destruction for non-essential businesses, business closures, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and limitations on workforce availability. In particular, travel restrictions have dramatically reduced flights, cruises, and motor vehicle usage at a time when seasonal travel patterns typically result in an increase in consumer demand for certain refined petroleum products.

The impact of COVID-19 was further amplified by market plays between the world’s oil producers beginning late in the first quarter of 2020, which led to a decline in the demand for, and thus also the market prices of, crude oil, and most of our refined products. In addition, global crude oil production levels did not decline despite lower demand and storage capacity constraints, which further intensified the decline in crude oil prices and contributed to an increase in crude oil price volatility. The decrease in demand for refined petroleum products coupled with the decline in the price of crude oil resulted in a significant decrease in the price of refined petroleum products. Although prices recovered slightly during the second quarter, overall market prices remained volatile. The purchase price of crude oil and the selling price of refined products significantly impacts our revenue, cost of goods sold, operating income, and liquidity. In addition, declines in the market prices of crude oil and refined products below their inventory carrying values results in a write down in the value of our inventories and an adjustment to cost of goods sold.

We continue to proactively address the known impacts of COVID-19 to the extent possible. The uncertainty around the availability and prices of crude oil, the prices and demand for our refined products, and the general business environment is expected to continue through the remainder of the year and beyond. Given diminished expectations for the global economy, and speculation regarding a prolonged slowdown and recession, we are unable to predict the ultimate economic impact of COVID-19 on our business.

Going Concern
Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

Defaults Under Secured Loan Agreements with Third Parties. Defaults under our secured loan agreements with third parties include loans with Veritex in the original aggregate principal amount of $35.0 million, which are guaranteed 100% by the USDA, and a line of credit agreement with Pilot in the original principal amount of $13.0 million. Certain of our related-party debt is also in default. See “Note (3)” of our consolidated financial statements for disclosures related to related-party debt.

Blue Dolphin Energy Company	June 30, 2020

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

In April 2019, LE, Jonathan Carroll, Blue Dolphin, LRM, and LE received notification from Veritex that the bank agreed to waive certain covenant defaults and forbear from enforcing its remedies under our secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of the payment reserve account on or before August 31, 2019. Following the GEL Settlement, the associated mutual releases became effective and GEL filed the stipulation of dismissal of claims against LE. As of the date of this report, LE had not replenished the payment reserve account and the obligors were still in default under our secured loan agreements with Veritex.

In April 2020, LE and LRM were each granted a two-month deferment period on their respective Veritex loans commencing from April 22, 2020 to June 22, 2020. During the deferment period, LE and LRM were not obligated to make payments and interest continued to accrue at the stated rates of the loans. Upon expiration of the deferment period: (i) Veritex re-amortized the loan such that future payments on principal and interest were adjusted based on the remaining principal balances and loan terms, and (ii) all other terms of the loans reverted to the original terms, and previous defaults were reinstated. The deferment did not address LE’s requirement to replenish the payment reserve account. Principal and interest payments resumed on July 22, 2020. As of the filing date of this report, we are current on required monthly payments under our secured loan agreements with Veritex.

At June 30, 2020, LE and LRM were in violation of the debt service coverage ratio, current ratio, and debt to net worth ratio financial covenants under our secured loan agreements with Veritex. As a result, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2020 and December 31, 2019.

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

Amended Pilot Line of Credit
On May 4, 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Obligations”) under the Amended Pilot Line of Credit. Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Obligations began to accrue interest at a rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.

On June 1, 2020, Pilot notified borrower and guarantors by letter of its intent to apply as a setoff Pilot’s payment obligations owing to or for the credit or the account of borrower under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May, 2019, between borrower and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between the borrower and Pilot, against the Obligations. As of the date of the letter, the amount of such setoff was approximately $0.2 million. The setoff was only in partial satisfaction of the Obligations and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

The borrower and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue to work with the borrower to settle the Obligations. Borrower and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. Our ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. In the event we are unsuccessful in such endeavors, we may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

See “Note (10)” and “Note (11)” to our consolidated financial statements for additional information related to defaults under our secured loan agreements with Veritex and Pilot and their potential effects on our business, financial condition, and results of operations.

Margin Deterioration and Volatility. Steps taken to address the COVID-19 pandemic globally and nationally and the actions of members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets, causing oil prices to decline sharply, as well as other changes to the economic outlook in the near term. Such developments included, but are not limited to, government-imposed temporary business closures and voluntary shelter-at-home directives as well as developments in production discussions between global oil producers, and the effect thereof. Oil prices as well as demand are expected to continue to be volatile as a result of the near-term over-supply and the ongoing COVID-19 pandemic as changes in oil inventories, industry demand and global and national economic performance are reported, and we cannot predict when prices and demand will improve and stabilize. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. However, we expect margins will likely remain weak for the remainder of 2020 until global demand begins to recover. Accordingly, we can provide no assurances that these events will not have a material adverse effect on our financial position or results of operations.

Net Losses and Working Capital Deficits.
Net Losses
Net loss for the three months ended June 30, 2020 was $4.2 million, or a loss of $0.34 per share, compared to a net loss of $3.3 million, or a loss of $0.30 per share, for the three months ended June 30, 2019. The increase in net loss was the result of less favorable margins per bbl and lower sales volume in the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2019. Net loss for the six months ended June 30, 2020 was $7.6 million, or a loss of $0.61 per share, compared to a net loss of $2.6 million, or a loss of $0.23 per share, for the six months ended June 30, 2019. The significant increase in net loss was the result of less favorable margins per bbl and lower sales volume in the six-month period ended June 30, 2020 compared to the same period a year earlier.

Working Capital Deficits
We had a working capital deficit of $66.6 million and $59.4 million at June 30, 2020 and December 31, 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $20.5 million and $19.6 million at June 30, 2020 and December 31, 2019, respectively. We had cash and cash equivalents and restricted cash (current portion) of less than $0.01 million and $0.05 million, respectively, at June 30, 2020. Comparatively, we had cash and cash equivalents and restricted cash (current portion) of $0.07 million and $0.05 million, respectively, at December 31, 2019.

Operating Risks
Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. As discussed under ”Going Concern” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and throughout this report, we are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Our business was deemed as an essential business and, as such, has remained open. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. Management believes that it is taking all prudent steps, however, there can be no assurance that our business strategy will be successful, that Affiliates will continue to fund our working capital needs when we experience working capital deficits, that we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, that we will be able to obtain additional financing on commercially reasonable terms or at all, or that margins on our refined products will be favorable. Further, if Veritex and/or Pilot exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

Business Strategy
Considering the uncertainty of the depth and extent of the contraction in demand due to the COVID-19 pandemic, combined with the weaker commodity price environment, we remain focused on safe and reliable operations and cash conservation. In May 2020, we safely completed the planned maintenance turnaround of the Nixon facility.

As discussed above under “Going Concern” and ”Operating Risks” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations many uncertainties remain with respect to COVID-19 and the global oil markets, and it is currently difficult to accurately forecast and plan future business activities. There can be no assurance that our business strategy will be successful, that Affiliates will continue to fund our working capital needs when we experience working capital deficits, that we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, that we will be able to obtain additional financing on commercially reasonable terms or at all, or that margins on our refined products will be favorable. If Veritex and/or Pilot exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

We regularly engage in discussions with third parties regarding the possible purchase of assets and operations that are strategic and complementary to our existing operations. However, we do not anticipate any material acquisition activity in the foreseeable future. As noted above, management has determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements with third parties, margin deterioration and volatility, and historic net losses and working capital deficits. A ‘going concern’ opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternative s. Our ability to continue as a going concern will depend on sustained positive operating margins and working capital to sustain operations, including the purchase of crude oil and condensate and payments on our secured debt agreements with third parties. If we are unable to achieve these goals, our business would be jeopardized, and we may not be able to continue.

Refinery Operations
Our refinery operations segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility ● Crude distillation tower (15,000 bpd) ● Petroleum storage tanks ● Loading and unloading facilities ● Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Capital Improvement Expansion Project. In 2015, the Nixon facility began a 5-year capital improvement expansion project primarily to construct new petroleum storage tanks. The project also included smaller efficiency improvements and the acquisition of refurbished refinery equipment for future deployment. The increase of nearly 1.0 million bbls of petroleum storage capacity has helped with de-bottlenecking the Nixon refinery. In the future, additional petroleum storage capacity will allow for increased refinery throughput of up to approximately 30,000 bpd while deployment of various refurbished refinery equipment will help improve processing capacity and increase the Nixon refinery’s complexity. The project was completed in the second quarter of 2020 at a total cost of approximately $32.5 million.

Crude Oil and Condensate Supply.  Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Pilot. Under the initial term of the crude supply agreement, Pilot will sell us approximately 24.8 million net bbls of crude oil. Thereafter, the crude supply agreement will continue on a one-year evergreen basis. Effective March 1, 2020, Pilot assigned its rights, title, interest, and obligations in the crude supply agreement to Tartan Oil LLC, a Pilot affiliate. Either party may terminate the crude supply agreement by providing the other party 60 days prior written notice.

Pilot also stores crude oil at the Nixon facility under two terminal services agreements. Under the terminal services agreement, Pilot stores crude oil at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity. Although the initial term of the terminal services agreement expired April 30, 2020, the agreement renewed on a one-year evergreen basis. Either party may terminate the terminal services agreement by providing the other party 60 days prior written notice. However, the terminal services agreement will automatically terminate upon expiration or termination of the crude supply agreement. During the second quarter of 2020, Pilot applied as a setoff Pilot’s payment obligations owed to us under the terminal services agreements between us and Pilot. The setoff was in partial satisfaction of our obligations to Pilot under the Amended Pilot Line of Credit. As of June 1, 2020, the amount of such setoff was approximately $0.2 million. See ‘going concern’ within this Management’s Discussion and Analysis section, as well as “Note (1)” to our consolidated financial statements for additional disclosures related to defaults in our debt obligations.

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

Tolling and Terminaling Operations
Our tolling and terminaling segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility ● Petroleum storage tanks ● Loading and unloading facilities	Crude Oil Refined Products	LRM, NPS	Nixon, Texas

Capital Improvement Expansion Project. As previously noted, the Nixon facility underwent a 5-year capital improvement expansion project beginning in 2015. Tolling and terminaling capital improvements primarily related to construction of new petroleum storage tanks to significantly increase petroleum storage capacity. Increased petroleum storage capacity will provide an opportunity to generate additional tolling and terminaling revenue.

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

We fully impaired our pipeline assets at December 31, 2016 and our oil and gas properties at December 31, 2011. Our pipeline and oil and gas properties had no revenue during the three and six months ended June 30, 2020 and 2019. See “Note (16)” to our consolidated financial statements related to pipelines and platform decommissioning requirements and related risks.

Pipeline and Facilities Safety.
Although our pipeline and facility assets are inactive, they require upkeep and maintenance and are subject to safety regulations under OSHA, PHMSA, BOEM, BSEE, and comparable state and local regulations. We have response and control plans, spill prevention and other programs to respond to emergencies related to these assets.

Blue Dolphin Energy Company	June 30, 2020

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

Major Influences on Results of Operations. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per bbl price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. Steps taken to address the COVID-19 pandemic globally and nationally and the actions of members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets, causing oil prices to decline sharply, as well as other changes to the economic outlook in the near term. Such developments included, but are not limited to, government-imposed temporary business closures and voluntary shelter-at-home directives as well as developments in production discussions between global oil producers, and the effect thereof. Oil prices as well as demand are expected to continue to be volatile as a result of the near-term over-supply and the ongoing COVID-19 pandemic as changes in oil inventories, industry demand and global and national economic performance are reported, and we cannot predict when prices and demand will improve and stabilize. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we can provide no assurances that these events will not continue to have a material adverse effect on our financial position or results of operations.

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

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

Consolidated Results. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Three Months Ended June 30, 2020 Versus June 30, 2019(Q2 2020 Versus Q2 2019)
Overview. Net loss for Q2 2020 was $4.2 million, or a loss of $0.34 per share, compared to a net loss of $3.3 million, or a loss of $0.30 per share, in Q2 2019. The increase in net loss was the result of unfavorable margins per bbl and significantly lower sales volume.

Total Revenue from Operations. Total revenue from operations for Q2 2020 decreased $59.8 million, or 76%, to $18.5 million compared to $78.3 million for Q2 2019. The significant decrease related to a decline in refinery operations revenue as a result of lower commodity pricing per bbl on refined products sold due to market fluctuations associated with the COVID-19 pandemic and significantly lower sales volumes in 2020. Tolling and terminaling revenue remained flat between the periods at approximately $1.1 million.

Total Cost of Goods Sold. Total cost of goods sold was $19.7 million for Q2 2020 compared to $78.6 million for Q2 2019. The $58.9 million decrease related to lower commodity prices per bbl for crude oil and chemicals due to market fluctuations associated with the COVID-19 pandemic and significant refinery downtime in 2020, which resulted in lower sales volumes.

Gross Deficit. Gross deficit was $1.2 million for Q2 2020 compared to a gross deficit of $0.2 million for Q2 2019. The significant decrease in gross profit between the periods primarily related to lower margins per bbl due to market fluctuations associated with the COVID-19 pandemic in 2020.

General and Administrative Expenses. General and administrative expenses decreased approximately 8%, to $0.5 million compared to $0.6 million for Q2 2019. The decrease primarily related to lower legal fees in Q2 2020 compared to Q2 2019.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization expenses for Q2 2020 totaled approximately $0.7 million compared to approximately $0.6 million in Q2 2019. The nearly 6% increase primarily related to placing a petroleum storage tank in service.

Total Other Expense. Total other expense in Q2 2020 was flat compared to Q2 2019 at $1.6 million. Other expense primarily related to interest expense associated with our secured loan agreements with Veritex, related-party debt, and the line of credit with Pilot.

Six Months Ended June 30, 2020 Versus June 30, 2019(6 Months 2020 Versus 6 Months 2019)
Overview. Net loss for 6 Months 2020 was $7.6 million, or a loss of $0.61 per share, compared to a net loss of $2.6 million, or a loss of $0.23 per share, in 6 Months 2019. The significant increase in net loss was the result of unfavorable margins per bbl and significantly lower sales volume.

Total Revenue from Operations. Total revenue from operations for 6 Months 2020 decreased $66.8 million, or 45%, to $80.5 million compared to $147.3 million for 6 Months 2019. The significant decrease in refinery operations revenue was the result of lower commodity pricing per bbl on refined products sold due to market fluctuations associated with the COVID-19 pandemic and significantly lower sales volumes in 2020. Tolling and terminaling revenue remained flat between the periods at approximately $2.2 million.

Total Cost of Goods Sold. Total cost of goods sold was $81.8 million for 6 Months 2020 compared to $144.1 million for 6 Months 2019. The $62.3 million, or 43%, decrease related to lower commodity prices per bbl for crude oil and chemicals due to market fluctuations associated with the COVID-19 pandemic and significant refinery downtime in 2020, which resulted in lower sales volumes.

Gross Profit (Deficit). Gross deficit was $1.3 million for 6 Months 2020 compared to gross profit of $3.2 million for 6 Months 2019. The significant decrease in gross profit between the periods primarily related to lower margins per bbl due to market fluctuations associated with the COVID-19 pandemic in 2020.

General and Administrative Expenses. General and administrative expenses were relatively flat at approximately $1.2 million for 6 Months 2020 compared to 6 Months 2019. General and administrative expenses primarily consisted of insurance, taxes, and professional fees.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization expenses for 6 Months 2020 totaled $1.3 million compared to $1.2 million for 6 Months 2019. The nearly 7% increase primarily related to placing a petroleum storage tank in service.

Total Other Expense. Total other expense was $3.4 million in 6 Months 2020 compared to an expense of $2.8 million in 6 Months 2019, a 20% increase. Interest expense increased in 6 Months 2020 compared to 6 Months 2019 due to completion of certain CIP for which interest was no longer being capitalized and the addition of the line of credit with Pilot.

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

Refinery Operations. Our refinery operations business segment is owned by LE. Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land. Refinery operations revenue is derived from refined product sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)

Refined product sales	$17,359	$77,257	$78,256	$145,115
Less: Total cost of goods sold	(19,676)	(78,556)	(81,764)	(144,072)
Gross profit (deficit)	(2,317)	(1,299)	(3,508)	1,043

Sales (Bbls)	669	1,104	1,810	2,133

Gross Profit (Deficit) per Bbl	$(3.46)	$(1.18)	$(1.94)	$0.49

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue (1)	$17,359	$77,257	$78,256	$145,115
Intercompany fees and sales	(406)	(653)	(1,023)	(1,259)
Operation costs and expenses	(19,418)	(78,376)	(81,251)	(143,528)
Segment Contribution Margin (Deficit)	$(2,465)	$(1,772)	$(4,018)	$328

(1)
Net revenue excludes intercompany crude sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Calendar	91	91	182	181
Operating	(68)	(84)	(156)	(163)
Refinery Downtime (Days)	23	7	26	18

Refinery Throughput
bpd	11,447	13,501	12,578	13,381
bbls	778,397	1,134,105	1,962,143	2,181,164
Capacity utilization rate	76.3%	90.0%	83.9%	89.2%

Refinery Production
bpd	11,088	13,123	12,270	13,038
bbls	754,014	1,102,340	1,914,105	2,125,169
Capacity utilization rate	73.9%	87.5%	81.8%	86.9%

Q2 2020 Versus Q2 2019
●
Refining gross deficit per bbl was $3.46 for Q2 2020 compared to $1.18 in Q2 2019, representing a decrease of $2.28 per bbl. The significant decrease related to lower margins due to market fluctuations associated with the COVID-19 pandemic and significant refinery downtime in 2020.
●
Segment contribution margin decreased approximately $0.7 million to a deficit of $2.5 million in Q2 2020 compared to a deficit of $1.8 million in Q2 2019. The decrease related to lower margins per bbl due to market fluctuations associated with the COVID-19 pandemic and lower sales volume in 2020.
●
Refinery downtime increased significantly to 23 days in Q2 2020 compared to 7 days in Q2 2019; refinery downtime in 2020 related to a maintenance turnaround, lack of crude due to cash constraints, and an equipment repair while refinery downtime in Q2 2019 primarily related to equipment repairs. Significant refinery downtime in Q2 2020 negatively impacted refinery throughput, refinery production, and capacity utilization rate.

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

6 Months 2020 Versus 6 Months 2019
●
Refining gross deficit per bbl was $1.94 for 6 Months 2020 compared to a gross profit per bbl of $0.49 in 6 Months 2019, representing a decrease of $2.43 per bbl. The significant decrease related to lower margins due to market fluctuations associated with the COVID-19 pandemic and significant refinery downtime in 2020.
●
Segment contribution margin decreased approximately $3.7 million to a loss of $4.0 million in 6 Months 2020 compared to a profit of $0.3 million in 6 Months 2019. The significant decrease related to lower margins per bbl due to market fluctuations associated with the COVID-19 pandemic and lower sales volume in 2020.
●
Refinery downtime increased significantly to 26 days in 6 Months 2020 compared to 18 days in 6 Months 2019. Refinery downtime in 2020 related to a maintenance turnaround, lack of crude due to cash constraints, and an equipment repair; 2019 downtime related to a maintenance turnaround and equipment repairs. Significant refinery downtime in 6 Months 2020 negatively impacted refinery throughput, refinery production, and capacity utilization rate.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue (1)	$1,110	$1,088	$2,213	$2,157
Intercompany fees and sales	406	653	1,023	1,259
Operation costs and expenses	(258)	(363)	(513)	(727)
Segment Contribution Margin (Deficit)	$1,258	$1,378	$2,723	$2,689
(1)
Net revenue excludes intercompany crude sales.

Q2 2020 Versus Q2 2019
●
Tolling and terminaling net revenue increased approximately 2% in Q2 2020 compared to Q2 2019 primarily as a result of increased tank storage rental fees and fees collected for ancillary services, such as in-tank and tank-to-tank blending.
●
Intercompany fees and sales, which reflect fees associated with an intercompany tolling agreement tied to naphtha volumes, decreased in Q2 2020 compared to Q2 2019. Naphtha sales volumes decreased between the periods.
●
Segment contribution margin in Q2 2020 decreased nearly 9% to approximately $1.3 million compared to approximately $1.4 million Q2 2019. The decrease related to lower intercompany fees and sales tied to naphtha.

6 Months 2020 Versus 6 Months 2019
●
Tolling and terminaling net revenue increased nearly 3% in 6 Months 2020 compared to 6 Months 2019 primarily as a result of increased tank storage rental fees and fees collected for ancillary services.
●
Intercompany fees and sales decreased in 6 Months 2020 compared to 6 Months 2019 as a result of lower naphtha sales volumes.
●
Segment contribution margin increased a nominal 1% between the periods. The increase was primarily due to increased fees associated with ancillary services.

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

Non-GAAP Reconciliations.

Reconciliation of Segment Contribution Margin (Deficit)

	Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin	$(2,465)	$(1,589)	$1,258	$1,378	$(47)	$(56)	$(1,254)	$(267)
General and administrative expenses(1)	(327)	(274)	(68)	(62)	(326)	(426)	$(721)	$(762)
Depreciation and amortization	(294)	(483)	(324)	(99)	(51)	(51)	$(669)	$(633)
Interest and other non-operating income (expenses), net	(751)	(823)	(616)	(579)	(231)	(235)	$(1,598)	$(1,637)
Income (loss) before income taxes	(3,837)	(3,169)	250	638	(655)	(768)	(4,242)	(3,299)
Income tax benefit	-	-	-	-	-	-	-	-
Income (loss) before income taxes	$(3,837)	$(3,169)	$250	$638	$(655)	$(768)	$(4,242)	$(3,299)

	Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin	$(4,018)	$511	$2,723	$2,689	$(106)	$(113)	$(1,401)	$3,087
General and administrative expenses(1)	(631)	(606)	(136)	(105)	(745)	(871)	$(1,512)	$(1,582)
Depreciation and amortization	(582)	(948)	(618)	(198)	(102)	(77)	$(1,302)	$(1,223)
Interest and other non-operating income (expenses), net	(1,492)	(1,606)	(1,386)	(775)	(474)	(453)	$(3,352)	$(2,834)
Income (loss) before income taxes	(6,723)	(2,649)	583	1,611	(1,427)	(1,514)	(7,567)	(2,552)
Income tax benefit	-	-	-	-	(15)	-	(15)	-
Income (loss) before income taxes	$(6,723)	$(2,649)	$583	$1,611	$(1,442)	$(1,514)	$(7,582)	$(2,552)

(1)
General and administrative expenses within refinery operations include the LEH operating fee.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

Capital Resources and Liquidity
Considering this period of extreme economic disruption, combined with the weaker commodity price environment, we remain focused on the safe and reliable operation of the Nixon facility and cash conservation. Our primary cash requirements relate to: (i) purchasing crude oil and condensate for the operation of the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Amended and Restated Operating Agreement and (iii) servicing debt. In instances where we experience a working capital deficit, we have historically relied on Affiliates to meet our liquidity needs. While we believe that we can fund our operations through revenue from operations and Affiliate financing, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

We had a working capital deficit of $66.6 million and $59.4 million at June 30, 2020 and December 31, 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $20.5 million and $19.6 million at June 30, 2020 and December 31, 2019, respectively. During the three and six-month periods ended June 30, 2020, we did not receive funding under any federal or other governmental programs to support our operations as a result of the COVID-19 pandemic.

The future impact that COVID-19 will have on our business, cash flows, sources of liquidity, financial condition and results of operations will depend on future developments, including, among other things, volatility in the global capital markets, the ultimate geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. A sustained period of low crude oil prices due to market volatility associated with the COVID-19 pandemic may also result in significant financial constraints on producers, which could result in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations.

Debt Overview.

Total Debt

	June 30,	December 31,
	2020	2019
	(in thousands)
USDA-Guaranteed Loans
First Term Loan Due 2034 (in default)	$22,006	$21,776
Second Term Loan Due 2034 (in default)	9,125	9,031
Amended Pilot Line of Credit (in default)	10,573	11,786
Notre Dame Debt (in default)	9,015	8,617
Related-Party Debt
BDPL Loan Agreement (in default)	6,494	6,174
March Ingleside Note (in default)	1,039	1,004
March Carroll Note (in default)	1,198	997
June LEH Note (in default)	6,336	-
Total Debt	65,786	59,385

Less: Current portion of long-term debt, net	(56,655)	(51,301)
Less: Unamortized debt issue costs	(1,813)	(2,096)
Less: Accrued interest payable (in default)	(7,318)	(5,988)
	$-	$-

Net proceeds from financing activities was $4.2 million in Q2 2020 compared to $12.1 million in Q2 2019. Net proceeds from financing activities was $4.9 in 6 Months 2020 compared to $12.1 million in 6 Months 2019.

Principal payments on long-term debt totaled $0.8 million in Q2 2020 compared to $0.3 million in Q2 2019. Principal payments on long-term debt totaled $1.5 million in 6 Months 2020 compared to $0.5 million in 6 Months 2019. As of the filing date of this report, we are current on required monthly payments under our secured loan agreements with Veritex. No payments have been made under subordinated loan agreements.

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

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

Debt Defaults. All of our debt is in default. Defaults under our secured loan agreements with third parties include Veritex events of default and financial covenant violations and a Pilot event of default and debt acceleration. See ‘going concern’ within this Management’s Discussion and Analysis section, as well as “Note (1),” “Note (3),” “Note (10),” and “Note (11)” to our consolidated financial statements for additional disclosures related to Affiliate and third-party debt agreements, including debt guarantees, and defaults in our debt obligations.

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

Contractual Obligations.
Related-Party

Agreement/Transaction	Parties	Type	Effective Date	Interest Rate	Key Terms
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll - LE	Debt	04/01/2017	2.00%	Tied to payoff of LE $25 million Veritex loan; payments 50% cash, 50% Common Stock
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll - LRM	Debt	04/01/2017	2.00%	Tied to payoff of LRM $10 million Veritex loan; payments 50% cash, 50% Common Stock
March Carroll Note (in default)	Jonathan Carroll – Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; matured 01/01/2019; interest still accruing
March Ingleside Note (in default)	Ingleside – Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; reflects amounts owed to Ingleside under previous Amended and Restated Tank Lease Agreement; matured 01/01/2019; interest still accruing
June LEH Note (in default)	LEH – Blue Dolphin	Debt	03/31/2017	8.00%
Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement; reflects amounts owed to Jonathan Carroll under guaranty fee agreements; matured 01/01/2019; interest still accruing

Loan and Security Agreement (in default)	LEH - BDPL	Debt	08/15/2016	16.00%	2-year term; $4.0 million principal amount; $0.5 million annual payment; proceeds used for working capital; no financial maintenance covenants; secured by certain BDPL property

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

Third-Party Debt

Loan Description	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
USDA-Guaranteed Loans
First Term Loan Due 2034 (in default)	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
Second Term Loan Due 2034 (in default)	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Notre Dame Debt (in default)	$11.7(1)	Jan 2018	No payments to date; payment rights subordinated(2)	16.00%	Working capital; reduce balance of GEL Final Arbitration Award
Amended Pilot Line of Credit (in default)	$13.0	May 2020	----	14.00%	GEL Settlement Payment, NPS purchase of crude oil from Pilot, and working capital
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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. BDPL reasonably expects that successful completion of its decommissioning obligations (see “Note (16) – BSEE Offshore Pipelines and Platform Decommissioning”) will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Due to delays in permit application approvals likely because of COVID-19, BDPL plans to request an extension to BSEE’s August 2020 deadline.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2020. At both June 30, 2020 and December 31, 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE on August 15, 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit permit applications for pipeline and platform decommissioning, along with a safe boarding plan for the platform, within six (6) months (no later than February 15, 2020), and develop and implement a safe boarding plan for submission with such permit applications. Further, BSEE proposed that BDPL complete approved, permitted work within 12 months (no later than August 15, 2020).  BDPL timely submitted permit applications for decommissioning of the subject offshore pipelines and platform assets to BSEE on February 11, 2020 and the USACOE on March 25, 2020. Not all permit applications have been approved by BSEE and the USACOE as required prior to work commencement. Delays in permit approvals may be the result of COVID-19. As a result, BDPL plans to request an extension for decommissioning work.

In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL requested an extension to the INC related to the structural platform surveys, and BSEE approved BDPL’s extension request. The required platform surveys were completed, and the INC was resolved in June 2020.

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2020. At June 30, 2020 and December 31, 2019, BDPL maintained $2.4 million and $2.6 million, respectively, in AROs related to abandonment of these assets.

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis

Sources and Use of Cash.

Components of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(3,707)	$(11,421)	$(4,034)	$(11,294)
Investing activities	(710)	(371)	(908)	(494)
Financing activities	4,152	12,079	4,874	12,090
Increase (Decrease) in Cash and Cash Equivalents	$(265)	$287	$(68)	$302

2020 Compared to 2019
We had a cash flow deficit from operations of $3.7 million for Q2 2020 compared to a cash flow deficit of $11.4 million for Q2 2019. The cash flow deficit from operations in Q2 2020 and 6 Months 2020 primarily related to loss from operations. The cash flow deficit from operations in Q2 2019 and 6 Months 2019 was primarily the result of payments toward the accrued arbitration award with GEL.

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

Capital Improvement Expansion Project
In 2015, the Nixon facility began a 5-year capital improvement expansion project primarily to construct new petroleum storage tanks. The project also included smaller efficiency improvements and the acquisition of refurbished refinery equipment for future deployment. The increase of nearly 1.0 million bbls of petroleum storage capacity has helped with de-bottlenecking the Nixon refinery. In the future, additional petroleum storage capacity will allow for increased refinery throughput of up to approximately 30,000 bpd while deployment of various refurbished refinery equipment will help improve processing capacity and increase the Nixon refinery’s complexity. The project was completed in the second quarter of 2020 at a total cost of approximately $32.5 million.

2020 Capital Expenditures
During Q2 2020, capital expenditures totaled $0.7 million compared to $0.4 million during Q2 2019. During 6 Months 2020, capital expenditures totaled $0.9 million compared to $0.5 million during 6 Months 2019. Expenditures during 2020 primarily related to completion of a petroleum storage tank and a maintenance turnaround. The 5-year Nixon capital improvement expansion project was completed during Q2 2020 with completion of the last petroleum storage tank.

Future Expected Capital Expenditures
We remain focused on the safe and reliable operation of the Nixon facility. In view of the uncertainty surrounding the COVID-19 pandemic, combined with the weaker commodity price environment, we anticipate new capital expenditures to be minimal over the next 12 months. However, capital spending using remaining funds under a loan from Veritex will continue until the funds are depleted. Unused amounts under the Veritex loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Note (10)” to our consolidated financial statements for additional disclosures related to borrowings for capital spending.

Off-Balance Sheet Arrangements. None.

Blue Dolphin Energy Company	June 30, 2020

Management’s Discussion and Analysis and Internal Controls

Accounting Standards.

Critical Accounting Policies and Estimates
Our significant accounting policies and recent accounting developments are described in “Note (2)” to our consolidated financial statements. The ongoing COVID-19 pandemic and certain developments in the global oil markets have impacted and continue to impact our business. Our business was designated as an essential business and, as such, has remained open. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. The uncertainty around the availability and prices of crude oil, the prices and demand for our refined products, and the general business environment is expected to continue through the remainder of the year and beyond. Given diminished expectations for the global economy, and speculation regarding a prolonged slowdown and recession, we are unable to predict the ultimate economic impact of COVID-19 on our business.

The nature of our business requires that we make estimates and assumptions in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The ongoing COVID-19 pandemic has impacted these estimates and assumptions and will continue to do so.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2020 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

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

These disclosure controls and procedures remained ineffective as of the end of the period covered by this Quarterly Report. Management continues to evaluate internal processes to take corrective actions. Corrective actions may include implementing formal policies, improving processes, documenting procedures, and better defining segregation of duties to improve financial reporting. These actions will be subject to ongoing senior management review, as well as Audit Committee oversight. Although we plan to complete remediation efforts as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in fully remediating the identified weakness and deficiency.

Changes in Internal Control over Financial Reporting
There have been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. See the above section “Evaluation of Disclosure Controls and Procedures” for a discussion related to current ineffective disclosure controls and procedures.

Blue Dolphin Energy Company	June 30, 2020

Legal Proceedings

PART II

ITEM 1.  LEGAL PROCEEDINGS

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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. BDPL reasonably expects that successful completion of its decommissioning obligations (see “Note (16) – BSEE Offshore Pipelines and Platform Decommissioning”) will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Due to delays in permit application approvals likely because of COVID-19, BDPL plans to request an extension to BSEE’s August 2020 deadline.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2020. At both June 30, 2020 and December 31, 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

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

$22.2

The GEL Settlement Effective Date occurred on August 23, 2019. As a result of the GEL Settlement: (i) the mutual releases became effective, (ii) GEL filed the stipulation of dismissal of claims against LE, and (iii) Blue Dolphin recognized a $9.1 million gain on the extinguishment of debt on its consolidated statements of operations in the third quarter of 2019. Until the GEL Settlement occurred, the debt was reflected on Blue Dolphin’s consolidated balance sheets as accrued arbitration award payable. At both June 30, 2020 and December 31, 2019, accrued arbitration award payable was $0.

Blue Dolphin Energy Company	June 30, 2020

Legal Proceedings (Continued) and Risk Factors

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report for the fiscal year ended December 31, 2019 and our Quarterly Report for the three month period ended March 31, 2020 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. Except as noted below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report for the fiscal year ended December 31, 2019 and our Quarterly Report for the three month period ended March 31, 2020.

The ongoing COVID-19 pandemic, and actions taken in response thereto, as well as certain developments in the global oil markets have had, and will likely continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and cash flows and those of our customers and suppliers.

The ongoing COVID-19 pandemic, and actions taken in response thereto, have resulted in significant economic disruption globally, including in the United States. Governmental authorities around the world have taken actions, such as stay-at-home orders and other social distancing measures, to prevent the spread of COVID-19. These measures have resulted in significant business and operational disruptions, including demand destruction for non-essential businesses, business closures, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and limitations on workforce availability. In particular, travel restrictions have dramatically reduced flights, cruises, and motor vehicle usage at a time when seasonal travel patterns typically result in an increase in consumer demand for certain refined petroleum products.

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

Blue Dolphin Energy Company	June 30, 2020

Unregistered Sales of Equity Securities and Exhibits

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the sale or issuance of shares of Common Stock by us that were not registered under the Securities Act of 1933 during the three and six months ended June 30, 2020:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (10)” and “Note (11)” for disclosures related to defaults on our debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

In April 2020, LE and LRM were each granted a two-month deferment period on their respective Veritex loans commencing from April 22, 2020 to June 22, 2020. During the deferment period, LE and LRM were not obligated to make payments and interest continued to accrue at the stated rates of the loans. Upon expiration of the deferment period: (i) Veritex re-amortized the loan such that future payments on principal and interest were adjusted based on the remaining principal balances and loan terms, and (ii) all other terms of the loans reverted to the original terms, and previous defaults were reinstated. The deferment did not address LE’s requirement to replenish the payment reserve account. Principal and interest payments resumed on July 22, 2020. As of the filing date of this report, we are current on required monthly payments under our secured loan agreements with Veritex.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*
Filed herewith

Blue Dolphin Energy Company	June 30, 2020

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

August 14, 2020	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	June 30, 2020