Form 10-Q
period 2020-09-30
BLUE DOLPHIN ENERGY CO
filed 2020-11-16
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of November 16, 2020: 12,693,514

Blue Dolphin Energy Company	September 30, 2020 │Page 2

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

EIA. Energy Information Administration.

EIDL. Economic Injury Disaster Loan; provides economic relief to businesses that experienced a temporary loss of revenue due to COVID-19.

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

Blue Dolphin Energy Company	September 30, 2020 │Page 3

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

Propane. A by-product of natural gas processing and petroleum refining. Propane is one of a group of liquified petroleum gases. Others include butane, propylene, butadiene, butylene, isobutylene, and mixtures thereof.

Refined products. Hydrocarbon compounds, such as jet fuel and residual fuel, that are produced by a refinery.

Refinery. Within the oil and gas industry, a refinery is an industrial processing plant where crude oil, condensate, and intermediate feeds are separated and transformed into petroleum products.

Blue Dolphin Energy Company	September 30, 2020 │Page 4

Glossary of Terms

Refining gross profit (deficit) per bbl. Calculated as refinery operations revenue less total cost of goods sold divided by the volume, in bbls, of refined products sold during the period; reflected as a dollar ($) amount per bbl.

RCRA. Federal Resource Conservation and Recovery Act.

RFS2. Second Renewable Fuels Standard.

ROU. Right-of-use.

SBA. Small Business Administration.

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

WHO. World Health Organization.

WSJ prime rate. A measure of the U.S. prime rate as defined by the Wall Street Journal.

XBRL. eXtensible Business Reporting Language.

Yield. The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	September 30, 2020 │Page 5

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
●
Changes in our cash flow from operations and working capital requirements, shortfalls for which Affiliates may not fund.
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

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 as filed with the SEC. All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.
Blue Dolphin Energy Company	September 30, 2020 │Page 6

Financial Statements

PART I

ITEM 1.
FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2020	2019
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$275	$72
Restricted cash	49	49
Accounts receivable, net	203	446
Accounts receivable, related party	-	1,364
Prepaid expenses and other current assets	1,617	2,276
Deposits	124	158
Inventory	862	1,645
Refundable federal income tax	100	65
Total current assets	3,230	6,075

LONG-TERM ASSETS
Total property and equipment, net	63,139	63,893
Operating lease right-of-use assets, net	538	649
Restricted cash, noncurrent	514	547
Surety bonds	230	230
Deferred tax assets, net	-	50
Total long-term assets	64,421	65,369

TOTAL ASSETS	$67,651	$71,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$33,644	$33,836
Line of credit payable less unamortized debt issue costs (in default)	9,621	11,464
Long-term debt, related party, current portion (in default)	12,173	6,001
Interest payable (in default)	5,615	3,814
Interest payable, related party (in default)	2,654	2,174
Accounts payable	3,240	1,877
Accounts payable, related party	155	149
Current portion of lease liabilities	251	251
Asset retirement obligations, current portion	2,386	2,565
Accrued expenses and other current liabilities	4,119	3,333
Total current liabilities	73,858	65,464

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	421	564
Deferred revenues	1,635	1,930
Long-term debt, net of current portion	300	-
Total long-term liabilities	2,356	2,494

TOTAL LIABILITIES	76,214	67,958

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.01 par value, 20,000,000 shares authorized; 12,693,514 and 12,327,365
shares issued at September 30, 2020 and December 31, 2019, respectively)	127	123
Additional paid-in capital	38,457	38,275
Accumulated deficit	(47,147)	(34,912)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(8,563)	3,486
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$67,651	$71,444

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2020 │Page 7

Financial Statements

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$41,929	$77,537	$120,185	$222,652
Tolling and terminaling	1,001	1,096	3,214	3,253
Total revenue from operations	42,930	78,633	123,399	225,905

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	41,789	74,163	118,292	213,714
Other conversion costs	2,611	2,066	7,872	6,587
Total cost of goods sold	44,400	76,229	126,164	220,301

Gross profit (deficit)	(1,470)	2,404	(2,765)	5,604

COST OF OPERATIONS
LEH operating fee	169	144	506	477
Other operating expenses	58	52	164	165
General and administrative expenses	684	655	1,859	1,904
Depletion, depreciation and amortization	690	632	1,992	1,855

Total cost of operations	1,601	1,483	4,521	4,401

Income (loss) from operations	(3,071)	921	(7,286)	1,203

OTHER INCOME (EXPENSE)
Easement, interest and other income	70	1	170	2
Interest and other expense	(1,652)	(1,883)	(5,104)	(4,718)
Gain on extinguishment of debt	-	9,128	-	9,128
Total other income (expense)	(1,582)	7,246	(4,934)	4,412

Income (loss) before income taxes	(4,653)	8,167	(12,220)	5,615

Income tax expense	-	-	(15)	-

Net income (loss)	$(4,653)	$8,167	$(12,235)	$5,615

Income (loss) per common share:
Basic	$(0.37)	$0.74	$(0.98)	$0.51
Diluted	$(0.37)	$0.74	$(0.98)	$0.51

Weighted average number of common shares outstanding:
Basic	12,693,514	10,975,514	12,534,493	10,975,514
Diluted	12,693,514	10,975,514	12,534,493	10,975,514

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2020 │Page 8

Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2020	2019

OPERATING ACTIVITIES
Net income (loss)	$(12,235)	$5,615
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depletion, depreciation and amortization	1,992	1,855
Deferred income tax	15	-
Amortization of debt issue costs	316	409
Guaranty fees paid in kind	457	471
Related-party interest expense paid in kind	361	189
Deferred revenues and expenses	(295)	-
Gain on extinguishment of debt	-	(9,128)
Gain on issuance of shares	(80)	-
Changes in operating assets and liabilities
Accounts receivable	243	43
Accounts receivable, related party	1,364	(321)
Prepaid expenses and other current assets	659	522
Deposits and other assets	34	32
Inventory	783	(224)
Accrued arbitration award	-	(12,000)
Accounts payable, accrued expenses and other liabilities	4,184	1,689
Accounts payable, related party	6	513
Net cash used in operating activities	(2,196)	(10,335)

INVESTING ACTIVITIES
Capital expenditures	(1,085)	(1,458)
Net cash used in investing activities	(1,085)	(1,458)

FINANCING ACTIVITIES
Proceeds from debt	300	12,402
Payments on debt	(2,351)	(1,312)
Net activity on related-party debt	5,502	218
Net cash provided by financing activities	3,451	11,308
Net change in cash, cash equivalents, and restricted cash	170	(485)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	668	1,665
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$838	$1,180

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable and finance leases	$-	$86
Issuance of shares to extinguish debt	$120	$-
Conversion of related-party notes to common stock	$148	$-
Line of credit closing costs included in principal balance	$-	$398
Interest paid	$1,980	$2,261
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2020 │Page 9

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

Affiliates
Affiliates control approximately 82% of the voting power of our Common Stock. An Affiliate operates and manages all Blue Dolphin properties and has historically funded working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and arrangements and working capital deficits.

Going Concern
Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

Defaults Under Secured Loan Agreements with Third Parties. Our secured loan agreements with third parties that are in default include loan agreements with Veritex in the original aggregate principal amount of $35.0 million, which are guaranteed 100% by the USDA, and a line of credit agreement with Pilot in the original principal amount of $13.0 million. Certain of our related-party debt is also in default. See “Note (3)” of our consolidated financial statements for additional disclosures related to related-party debt.

Veritex Loan Agreements. In April 2019, LE, Jonathan Carroll, Blue Dolphin, LRM, and LE received notification from Veritex that the bank agreed to waive certain covenant defaults and forbear from enforcing its remedies under our secured loan agreements subject to: (i) the agreement and concurrence of the USDA and (ii) the replenishment of the payment reserve account on or before August 31, 2019. Following the GEL Settlement, the associated mutual releases became effective and GEL filed the stipulation of dismissal of claims against LE. As of the date of this report, LE had not replenished the payment reserve account and the obligors were still in default under our secured loan agreements with Veritex.

In April 2020, LE and LRM were each granted a two-month deferment period on their respective Veritex loans commencing from April 22, 2020 to June 22, 2020. During the deferment period, LE and LRM were not obligated to make payments and interest continued to accrue at the stated rates of the loans. Upon expiration of the deferment period: (i) Veritex re-amortized the loan such that future payments on principal and interest were adjusted based on the remaining principal balances and loan terms, and (ii) all other terms of the loans reverted to the original terms, and previous defaults were reinstated. The deferment did not address LE’s requirement to replenish the payment reserve account. Principal and interest payments resumed on July 22, 2020. As of the filing date of this report, we are current on required monthly payments under our secured loan agreements with Veritex, but other defaults are ongoing as noted below.

At September 30, 2020, LE and LRM were in violation of the debt service coverage ratio, current ratio, and debt to net worth ratio financial covenants under our secured loan agreements with Veritex. As a result, the debt associated with these loans was classified within current portion of long-term debt on our consolidated balance sheets at September 30, 2020 and December 31, 2019.

Blue Dolphin Energy Company	September 30, 2020 │Page 10

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

Amended Pilot Line of Credit. On May 4, 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Obligations”) under the Amended Pilot Line of Credit. Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Obligations began to accrue interest at a rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor to pay the past due Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.

Pursuant to a June 1, 2020 letter, Pilot notified the borrower and guarantors of its intent to apply Pilot’s payment obligations to us under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May, 2019, between borrower and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between the borrower and Pilot, against our payment obligations to Pilot under the Amended Pilot Line of Credit. Such setoff amounts only partially satisfy the Obligations, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the three and nine-month periods ended September 30, 2020, the setoff amounts totaled $0.6 million and $0.8 million, respectively.

The borrower and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue to work with the borrower to settle the Obligations. The borrower and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. Our ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. In the event we are unsuccessful in such endeavors, we may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Notre Dame Debt. Pursuant to a 2015 subordination agreement, the holder of the Notre Dame Debt agreed to subordinate their right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. No payments have been made under the subordinated Notre Dame Debt.

See “Note (10)” and “Note (11)” to our consolidated financial statements for additional information related to defaults under our secured loan agreements with Veritex, Pilot, and the Notre Dame Debt and their potential effects on our business, financial condition, and results of operations.

Margin Deterioration and Volatility.
Throughout 2020, energy supply and demand patterns have been adversely affected by reduced economic activity related to the COVID-19 pandemic. In some countries, including the U.S., recent increases in COVID-19 cases have renewed fears of a second wave of COVID-19. As a result, some countries have reinstated government-imposed restrictions, although to a much lesser extent than in March and April 2020, in order to stem the spread of the virus. Heightened levels of uncertainty have renewed downward pressure on crude oil and other commodity prices, and supply and demand are expected to remain volatile into 2021. Accordingly, we can provide no assurances that these events will not have a material adverse effect on our financial position or results of operations.

Net Losses and Working Capital Deficits.
Net Losses. Net loss for the three months ended September 30, 2020 was $4.7 million, or a loss of $0.37 per share, compared to net income of $8.2 million, or income of $0.74 per share, for the three months ended September 30, 2019. The increase in net loss was the result of less favorable margins per bbl and lower sales volume during the three months ended September 30, 2020 compared to the same period in 2019. Net income in 2019 included a $9.1 million gain on the extinguishment of debt related to the GEL Settlement.

Blue Dolphin Energy Company	September 30, 2020 │Page 11

Notes to Consolidated Financial Statements

Net loss for the nine months ended September 30, 2020 was $12.2 million, or a loss of $0.98 per share, compared to net income of $5.6 million, or income of $0.51 per share, for the nine months ended September 30, 2019. The significant increase in net loss was the result of less favorable margins per bbl and lower sales volume during the nine-month period ended September 30, 2020 compared to the same period a year earlier. Net income in 2019 included a $9.1 million gain on the extinguishment of debt related to the GEL Settlement.

Working Capital Deficits. We had a working capital deficit of $70.6 million and $59.4 million at September 30, 2020 and December 31, 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $24.8 million and $19.6 million at September 30, 2020 and December 31, 2019, respectively. We had cash and cash equivalents and restricted cash (current portion) of $0.3 million and $0.05 million, respectively, at September 30, 2020. Comparatively, we had cash and cash equivalents and restricted cash (current portion) of $0.07 million and $0.05 million, respectively, at December 31, 2019.

Operating Risks
Successful execution of our business strategy depends on several key factors, including having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. As discussed under “Note (1) – Going Concern” above and throughout this report, we are currently unable to estimate the impact the ongoing COVID-19 pandemic will have on our future financial position and results of operations. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential and, as such, has remained open. As U.S. federal, state, and local officials contemplate renewed restrictive mandates due to resurging coronavirus cases, we expect to continue operating. However, such mandates, while necessary to address the virus, will result in further business and operational disruptions, including demand destruction, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and workforce availability.

Management believes that it has taken all prudent steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a low oil price environment. Steps include managing cash flow by optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. However, there can be no assurance that our business strategy will be successful, that Affiliates will continue to fund our working capital needs when we experience working capital deficits, that we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, that we will be able to obtain additional financing on commercially reasonable terms or at all, or that margins on our refined products will be favorable. Further, if Veritex and/or Pilot exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

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

The consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or for any other period. As discussed further below within this “Note (2) – Significant Accounting Policies – Use of Estimates,” the ongoing COVID-19 pandemic has resulted in significant economic disruption globally. This disruption became more acute in the latter half of March 2020; therefore, our operating results for the three and nine months ended September 30, 2020 do not fully reflect the impact this disruption has had, and will likely continue to have, on us.

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

Blue Dolphin Energy Company	September 30, 2020 │Page 12

Notes to Consolidated Financial Statements

Use of Estimates. The ongoing COVID-19 pandemic and certain developments in the global oil markets have impacted and continue to impact our business. Oil and gas businesses were designated as ‘essential’ businesses under state and federal mandates and, as such, we have remained open throughout the pandemic. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. The uncertainty around the availability and prices of crude oil, the prices and demand for our refined products, and the general business environment is expected to continue through the remainder of the year and beyond. Given diminished expectations for the global economy, and speculation regarding a second wave of the virus, we are unable to predict the ultimate economic impact of COVID-19 on our business.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2020 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

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

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for doubtful accounts of $0.1 million at both September 30, 2020 and December 31, 2019.

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

Property and Equipment.
Refinery and Facilities. We typically make ongoing improvements to the crude distillation tower based on operational needs and technological advances. However, capital expenditures are currently on hold due to COVID-19. Additions to refinery and facilities assets are capitalized, and expenditures for repairs and maintenance are expensed as incurred. We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations. For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service. We did not record any impairment of our refinery and facilities assets for the periods presented.

Pipelines and Facilities. Our pipelines and facilities are recorded at cost less any adjustments for depreciation or impairment. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance we performed periodic impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, our pipeline assets were fully impaired at December 31, 2016. All pipeline transportation services to third parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. Although we planned to decommission the offshore pipelines and platform assets in the third quarter of 2020, decommissioning of these assets has been delayed due to the ongoing impact of COVID-19, the hyperactive hurricane season, and cash flow constraints. We cannot currently estimate when decommissioning may occur.

Blue Dolphin Energy Company	September 30, 2020 │Page 13

Notes to Consolidated Financial Statements

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

Blue Dolphin Energy Company	September 30, 2020 │Page 14

Notes to Consolidated Financial Statements

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

Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes. As of each reporting date, we consider new evidence, both positive and negative, to determine the realizability of deferred tax assets. We consider whether it is more likely than not that a portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. When we determine that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended September 30, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of September 30, 2020 and December 31, 2019. We expect to recover deferred tax assets related to AMT credit carryforwards. In addition, we have NOL carryforwards that remain available for future use.

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2020 and December 31, 2019, there were no uncertain tax positions for which a reserve or liability was necessary. See “Note (14)” to our consolidated financial statements for more information related to income taxes.

Impairment or Disposal of Long-Lived Assets. We periodically evaluate our long-lived assets for impairment. Additionally, we evaluate our long-lived assets when events or circumstances indicate that the carrying value of these assets may not be recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset or group of assets is recognized. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary. The GEL Final Arbitration Award represented a significant adverse change that could have affected the value of certain of our long-lived assets, and management performed potential impairment testing of our refinery and facilities assets in 2019 and 2018. Upon completion of each testing, no impairment was deemed necessary. In addition, the market volatility of crude oil prices as a result of the ongoing COVID-19 pandemic could have affected the value of certain of our long-lived assets, and management performed impairment testing of our refinery and facilities assets at September 30, 2020. No impairment was deemed necessary based upon this testing, and we did not record any impairment of our refinery and facilities assets for the periods presented.

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

Blue Dolphin Energy Company	September 30, 2020 │Page 15

Notes to Consolidated Financial Statements

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

New Pronouncements Adopted. The FASB issues ASUs to communicate changes to the FASB ASC, including changes to non-authoritative SEC content. Recently adopted ASUs include:

Income Taxes. In March 2018, FASB issued ASU 2018-05, Income Taxes (Topic 740). This guidance amended SEC paragraphs in ASC 740, Income Taxes, to reflect Staff Accounting Bulletin No. 118, which provided guidance for companies that were not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment.  This guidance also included amendments to the XBRL taxonomy.  Although the amendments in ASU 2018-05 were effective for public business entities for fiscal years ending after December 15, 2020, early adoption was permitted.  Adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

New Pronouncements Issued, Not Yet Effective.
Codification Improvements. In October 2020, FASB issued ASU 2020-10, Codification Improvements. The amendments in this guidance affect a wide variety of topics in the ASC by either clarifying the codification or correcting unintended application of guidance. The changes are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For all reporting entities, the amendments in ASU 2020-10 are effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  We do not expect adoption of this guidance to have a significant impact on our consolidated financial statements.

Other new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2020 │Page 16

Notes to Consolidated Financial Statements

(3)
Related-Party Transactions
Affiliate Operational Agreements Summary
Blue Dolphin and certain of its subsidiaries are party to several operational agreements with Affiliates. Management believes that these related-party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions. Related-party agreements related to Blue Dolphin’s operations consist of the following:

Agreement/Transaction	Parties	Effective Date	Key Terms
Refinery Equipment Purchase	LTRI - LE	07/01/2019	LE purchase of two (2) refurbished heat exchangers for $0.08 million each
Dock Tolling Agreement	LMT - LE	05/24/2016
5-year term cancellable by either party any time; LE paid flat reservation fee for tolling volumes up to 84,000 gallons per day; excess tolling volumes subject to increased per gallon rate; terminated 07/01/2019

Jet Fuel Sales Agreement	LEH - LE	04/01/2020
1-year term expiring earliest to occur of 03/31/2021 plus 30-day carryover or delivery of maximum jet fuel quantity; LEH bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification

Office Sub-Lease Agreement	LEH - BDSC	01/01/2018	68-month term expiring 08/31/2023; office lease Houston, Texas; includes 6-month rent abatement period; rent approximately $0.02 million per month
Amended and Restated Operating Agreement	LEH – Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC	04/01/2020
3-year term; expires 04/01/2023 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC

Working Capital
We have historically depended on Affiliates for financing when revenue from operations and borrowings under bank facilities are insufficient to meet our liquidity and working capital needs. Such borrowings are reflected in our consolidated balance sheets in accounts payable, related party, and/or long-term debt, related party.

Related-Party Long-Term Debt

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
March Carroll Note (in default)	Jonathan Carroll – Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to Jonathan Carroll under the guaranty fee agreements
March Ingleside Note (in default)	Ingleside – Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital
June LEH Note (in default)	LEH – Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement
BDPL-LEH Loan Agreement (in default)(1)	LEH - BDPL	Aug 2018	16.00%	Blue Dolphin working capital
Amended and Restated Guaranty Fee Agreement(2)	Jonathan Carroll - LE	--	2.00%	Tied to payoff of LE $25 million Veritex loan
Amended and Restated Guaranty Fee Agreement(2)	Jonathan Carroll - LRM	--	2.00%	Tied to payoff of LRM $10 million Veritex loan
(1)
The original principal amount of the BDPL-LEH Loan Agreement was $4.0 million.
(2)
As a condition for our secured loan agreements with Veritex, Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest. Under the guaranty fee agreements, Mr. Carroll is entitled to receive guaranty fees. The fees are payable 50% in cash and 50% in Common Stock. The Common Stock portion is paid quarterly. For the foreseeable future, management does not intend to pay Mr. Carroll the cash portion due to Blue Dolphin’s working capital deficits. The cash portion will continue to accrue and be added to the outstanding principal balance owed to Mr. Carroll under the March Carroll Note.

Guarantees and Security

Loan Description	Guarantees	Security
BDPL-LEH Loan Agreement	---	● Secured by certain BDPL property

Covenants
The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type. There are no covenants associated with the March Carroll Note, March Ingleside Note, or June LEH Note.

Defaults

Loan Description	Event(s) of Default	Covenant Violations
March Carroll Note (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	--
March Ingleside Note (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---
June LEH Note (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---
BDPL-LEH Loan Agreement (in default)	Failure of borrower to pay past due obligations; loan matured August 2018	---

Blue Dolphin Energy Company	September 30, 2020 │Page 17

Notes to Consolidated Financial Statements

Related-Party Financial Impact
Consolidated Balance Sheets.
Accounts receivable, related party. Accounts receivable, related party totaled $0 and $1.4 million at September 30, 2020 and December 31, 2019, respectively. At December 31, 2019, accounts receivable, related party represented amounts owed from LEH for the sale of jet fuel under the Jet Fuel Sales Agreement.  Amounts are settled under normal business terms.  Amounts outstanding relating to the Jet Fuel Sales Agreement can significantly vary period to period based on the timing of the related sales and payments received.  See below for the total amount owed to LEH under the June LEH Note and the BDPL-LEH Loan Agreement.

Accounts payable, related party. Accounts payable, related party to LTRI related to the purchase of refinery equipment totaled $0.2 million at both September 30, 2020 and December 31, 2019.

Long-term debt, related party, current portion (in default) and accrued interest payable, related party.

	September 30,	December 31,
	2020	2019
	(in thousands)
LEH
June LEH Note (in default)	$5,733	$-
BDPL-LEH Loan Agreement	6,654	6,174
LEH Total	12,387	6,174
Ingleside
March Ingleside Note (in default)	1,067	1,004
Jonathan Carroll
March Carroll Note (in default)	1,373	997
	14,827	8,175

Less: Long-term debt, related party, current portion, in default	(12,173)	(6,001)
Less: Accrued interest payable, related party (in default)	(2,654)	(2,174)
	$-	$-

Consolidated Statements of Operations.
Total revenue from operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	(in thousands, except percent amounts)
Refinery operations
LEH	$11,942	27.8%	$25,034	31.8%	$34,244	27.8%	$70,016	31.0%
Third-Parties	29,987	69.9%	52,503	66.8%	85,941	69.6%	152,636	67.6%
Tolling and terminaling
Third-Parties	1,001	2.3%	1,096	1.4%	3,214	2.6%	3,253	1.4%
	$42,930	100.0%	$78,633	100.0%	$123,399	100.0%	$225,905	100.0%

Interest expense.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034	$108	$110	$324	$333
Second Term Loan Due 2034	45	46	134	138
March Carroll Note (in default)	23	33	66	86
LEH
BDPL-LEH Loan Agreement (in default)	160	160	480	480
June LEH Note (in default)	102	17	245	40
Ingleside
March Ingleside Note (in default)	15	12	50	63
	$453	$378	$1,299	$1,140

Blue Dolphin Energy Company	September 30, 2020 │Page 18

Notes to Consolidated Financial Statements

Other. Fees associated with the Dock Tolling Agreement with LMT totaled $0 and $0.05 million for the three months ended September 30, 2020 and 2019, respectively. Fees associated with the Dock Tolling Agreement with LMT totaled $0 and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Lease payments received under the office sub-lease agreement with LEH totaled approximately $0.01 million for both three-month periods ended September 30, 2020 and 2019. Lease payments received under the office sub-lease agreement with LEH totaled approximately $0.03 million for both nine-month periods ended September 30, 2020 and 2019.

The LEH operating fee was flat, totaling approximately $0.2 million for both three-month periods ended September 30, 2020 and 2019. The LEH operating fee was also relatively flat, totaling approximately $0.05 million for both nine-month periods ended September 30, 2020 and 2019.

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

Contract Liabilities. Our contract liabilities from contracts with customers consist of unearned revenue and are included in accrued expenses and presented in “Note (9)” to our consolidated financial statements.

Remaining Performance Obligations. Most of our contracts with customers are spot contracts and therefore have no remaining performance obligations.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2020 │Page 19

Notes to Consolidated Financial Statements

Segment Information. Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue (excluding intercompany fees and sales)
Refinery operations	$41,929	$77,537	$120,185	$222,652
Tolling and terminaling	1,001	1,096	3,214	3,253
Total net revenue	42,930	78,633	123,399	225,905

Intercompany fees and sales
Refinery operations	(595)	(668)	(1,618)	(1,927)
Tolling and terminaling	595	668	1,618	1,927
Total intercompany fees	-	-	-	-

Operation costs and expenses(1)
Refinery operations	(43,691)	(76,088)	(124,942)	(219,766)
Tolling and terminaling	(709)	(285)	(1,222)	(1,012)
Corporate and other	(58)	(52)	(164)	(165)
Total operation costs and expenses	(44,458)	(76,425)	(126,328)	(220,943)

Segment contribution margin (deficit)
Refinery operations	(2,357)	781	(6,375)	959
Tolling and terminaling	887	1,479	3,610	4,168
Corporate and other	(58)	(52)	(164)	(165)
Total segment contribution margin (deficit)	(1,528)	2,208	(2,929)	4,962

General and administrative expenses(2)
Refinery operations	(414)	(292)	(1,045)	(898)
Tolling and terminaling	(132)	(68)	(268)	(173)
Corporate and other	(307)	(295)	(1,052)	(833)
Total general and administrative expenses	(853)	(655)	(2,365)	(1,904)

Depreciation and amortization
Refinery operations	(301)	(481)	(883)	(1,429)
Tolling and terminaling	(338)	(99)	(956)	(297)
Corporate and other	(51)	(52)	(153)	(129)
Total depreciation and amortization	(690)	(632)	(1,992)	(1,855)

Interest and other non-operating expenses, net
Refinery operations	(679)	8,329	(2,171)	6,723
Tolling and terminaling	(599)	(824)	(1,985)	(1,599)
Corporate and other	(304)	(259)	(778)	(712)
Total interest and other non-operating expenses, net	(1,582)	7,246	(4,934)	4,412

Income (loss) before income taxes
Refinery operations	(3,751)	8,337	(10,474)	5,355
Tolling and terminaling	(182)	488	401	2,099
Corporate and other	(720)	(658)	(2,147)	(1,839)
Total income (loss) before income taxes	(4,653)	8,167	(12,220)	5,615

Income tax expense	-	-	(15)	-

Net income (loss)	$(4,653)	$8,167	$(12,235)	$5,615

(1)
Operation costs include cost of goods sold. Also, operation costs within: (a) tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g. insurance and maintenance) and (b) corporate and other includes expenses related to BDSC, BDPC and BDPL.
(2)
General and administrative expenses within refinery operations include the LEH operating fee.

Blue Dolphin Energy Company	September 30, 2020 │Page 20

Notes to Consolidated Financial Statements

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Capital expenditures
Refinery operations	$295	$1,375
Tolling and terminaling	790	83
Corporate and other	-	-
Total capital expenditures	$1,085	$1,458

	September 30,	December 31,
	2020	2019
	(in thousands)
Identifiable assets
Refinery operations	$47,169	$51,317
Tolling and terminaling	18,815	18,401
Corporate and other	1,667	1,726
Total identifiable assets	$67,651	$71,444

(5)
Concentration of Risk

Bank Accounts
Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor. At both September 30, 2020 and December 31, 2019, we had cash balances (including restricted cash) that exceeded the FDIC insurance limit per depositor of approximately $0.3 million.

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

Beginning on June 1, 2020, Pilot began applying payment obligations owed to us under the two terminal services agreements against our payment obligations owed to Pilot under the Amended Pilot Line of Credit. For the three and nine-month periods ended September 30, 2020, the setoff amounts totaled $0.6 million and $0.8 million, respectively. See “Note (1) Organization – Going Concern” to our consolidated financial statements for additional disclosures related to defaults in our debt obligations.

Our financial health could be materially and adversely affected by defaults in our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic has resulted in significant financial constraints on producers, which in turn has resulted in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the three- and nine-month periods ended September 30, 2020, our refinery experienced downtime as a result of lack of crude due to cash constraints.

Blue Dolphin Energy Company	September 30, 2020 │Page 21

Notes to Consolidated Financial Statements

Significant Customers
We routinely assess the financial strength of our customers and have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at Date Indicated

Three Months Ended
September 30, 2020	4	80%	$0

September 30, 2019	4	97%	$0.6 million

Nine Months Ended
September 30, 2020	4	82%	$0

September 30, 2019	4	97%	$0.6 million

One of our significant customers is an Affiliate. The Affiliate, LEH, purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification. LEH accounted for nearly 28% and 32% of our total revenue from operations for the three months ended September 30, 2020 and 2019, respectively. LEH accounted for nearly 28% and 31% of our total revenue from operations for the nine months ended September 30, 2020 and 2019, respectively. LEH represented $0 in accounts receivable at September 30, 2020. LEH represented $0.3 million in accounts receivable at September 30, 2019.

Amounts outstanding relating to the Jet Fuel Sales Agreement can significantly vary period to period based on the timing of the related sales and payments received. The amounts are settled under normal business terms. The total amount owed to LEH under the June LEH Note and the BDPL-LEH Loan Agreement totaled $12.4 million and $6.2 million at September 30, 2020 and December 31, 2019, respectively. See “Note (3)” and “Note (16)” to our consolidated financial statements for additional disclosures related to transactions with Affiliates.

Concentration of Customers. Our customers are concentrated on refined petroleum product wholesalers. This customer concentration may impact our overall exposure to credit risk, either positively or negatively, as our customers are likely similarly affected by economic changes. This includes the uncertainties related to the COVID-19 pandemic and the associated volatility in the global oil markets. Historically, we have had no significant problems collecting our accounts receivable.

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3. Occasionally we sell refined products to customers that export to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended September 30,				Nine Months Ended Ended September 30,
	2020		2019		2020		2019
	(in thousands, except percent amounts)

LPG mix	$-	0.0%	$8	0%	$-	0.0%	$17	0%
Naphtha	7,847	18.7%	14,147	18.2%	22,523	18.7%	43,358	19.5%
Jet fuel	11,942	28.5%	25,035	32.3%	34,244	28.5%	70,017	31.4%
HOBM	12,196	29.1%	17,044	22.0%	31,077	25.9%	49,951	22.5%
AGO	9,944	23.7%	21,303	27.5%	32,341	26.9%	59,309	26.6%
	$41,929	100.0%	$77,537	100.0%	$120,185	100.0%	$222,652	100.0%

An Affiliate, LEH, purchases all of our jet fuel. See “Note (3)” and “Note (16)” to our consolidated financial statements for additional disclosures related to Affiliate transactions.

(6)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Prepaid insurance	$1,099	$417
Prepaid crude oil and condensate	374	1,651
Prepaid easement renewal fees	104	121
Other prepaids	40	87
	$1,617	$2,276

Blue Dolphin Energy Company	September 30, 2020 │Page 22

Notes to Consolidated Financial Statements

(7)
Inventory

Inventory as of the dates indicated consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Crude oil and condensate	$493	$959
Chemicals	143	120
AGO	118	440
Naphtha	88	95
Propane	13	26
LPG mix	7	5
	$862	$1,645

Due to fluctuating commodity prices, we recorded a net realizable value adjustment to inventory of approximately $0.3 million and $0.3 million at September 30, 2020 and December 31, 2019, respectively.

(8)
Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Refinery and facilities	$71,855	$66,317
Land	566	566
Other property and equipment	903	833
	73,324	67,716

Less: Accumulated depletion, depreciation, and amortiation	(14,577)	(12,739)
	58,747	54,977

CIP	4,392	8,916
	$63,139	$63,893

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. Capitalized interest is recorded as part of the asset it relates to and is depreciated over the asset’s useful life. Capitalized interest cost, which is included in CIP, was $0 and $0.7 million at September 30, 2020 and December 31, 2019. Capital expenditures for expansion at the Nixon facility were funded by long-term debt from Veritex, revenue from operations, and working capital from Affiliates. At September 30, 2020, unused amounts for capital expenditures derived from Veritex loans were reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Note (10)” to our consolidated financial statements for additional disclosures related to working capital deficits and borrowings for capital spending.

(9)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Unearned revenue from contracts with customers	$2,441	$1,990
Insurance	525	159
Unearned contract renewal income	500	500
Property, fuel and other taxes	389	183
Other payable	186	228
Board of director fees payable	68	263
Customer deposits	10	10
	$4,119	$3,333

Blue Dolphin Energy Company	September 30, 2020 │Page 23

Notes to Consolidated Financial Statements

(10)
Third-Party Long-Term Debt

Loan Agreements Summary

Loan Description	Parties	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	LE-Veritex	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default)	LRM-Veritex	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Notre Dame Debt (in default)(2)(3)	LE-Kissick	$11.7	Jan 2018	No payments to date; payment rights subordinated	16.00%	Working capital; reduced balance of GEL Final Arbitration Award
SBA EIDLs
LE Term Loan Due 2050(4)	LE-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(4)	NPS-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
(1)
Proceeds were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected on our consolidated balance sheets as restricted cash (current portion) and restricted cash, noncurrent. At September 30, 2020, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.5 million. At December 31, 2019, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.6 million.
(2)
LE originally entered into a loan agreement with Notre Dame Investors, Inc. in the principal amount of $8.0 million. The debt is currently held by John Kissick. Pursuant to a 2017 sixth amendment, the Notre Dame Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce the GEL Final Arbitration Award by $3.6 million.
(3)
Pursuant to a 2015 subordination agreement, the holder of the Notre Dame Debt agreed to subordinate their right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034.
(4)
Payments are deferred for the first twelve (12) months of the loan; interest accrues during the deferral period. SBA EIDLs are not forgivable.

Outstanding Principal, Debt Issue Costs, and Accrued Interest
Third-party long-term debt (outstanding principal and accrued interest), as of the dates indicated was as follows:

	September 30,	December 31,
	2020	2019
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$22,424	$21,776
LRM Term Loan Due 2034 (in default)	9,299	9,031
SBA EIDLs
LE Term Loan Due 2050	150	-
NPS Term Loan Due 2050	150	-
Notre Dame Debt (in default)	9,214	8,617
	41,237	39,424

Less: Current portion of long-term debt, net	(33,644)	(33,836)
Less: Unamortized debt issue costs	(1,781)	(1,877)
Less: Accrued interest payable (in default)	(5,512)	(3,711)
	$300	$-

Unamortized debt issue costs associated with the Veritex loans as of the dates indicated consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(661)	(565)
	$1,781	$1,877

Amortization expense was $0.03 million for both three-month periods ended September 30, 2020 and 2019. Amortization expense was $0.09 million for both nine-month periods ended September 30, 2020 and 2019.

Blue Dolphin Energy Company	September 30, 2020 │Page 24

Notes to Consolidated Financial Statements

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Notre Dame Debt (in default)	$4,236	$3,639
Veritex Loans
LE Term Loan Due 2034 (in default)	879	25
LRM Term Loan Due 2034 (in default)	397	47
	5,512	3,711
Less: Accrued interest payable (in default)	(5,512)	(3,711)
Long-term Interest Payable, Net of Current Portion	$-	$-

Payment Deferments
Veritex Loans. In April 2020, LE and LRM were each granted a two-month deferment period on their respective Veritex loans commencing from April 22, 2020 to June 22, 2020. During the deferment period, LE and LRM were not obligated to make payments and interest continued to accrue at the stated rates of the loans. Upon expiration of the deferment period: (i) Veritex re-amortized the loan such that future payments on principal and interest were adjusted based on the remaining principal balances and loan terms, and (ii) all other terms of the loans reverted to the original terms, and previous defaults were reinstated. The deferment did not address LE’s requirement to replenish the $1.0 million payment reserve account. Principal and interest payments resumed on July 22, 2020. As of the filing date of this report, we are current on required monthly payments under our secured loan agreements with Veritex, but other defaults are ongoing as noted below under “Defaults”.

SBA EIDLs. Payments under the SBA loans are deferred for the first twelve (12) months. Interest accrues during the deferral period. Principal and interest payments begin in August 2021.

Guarantees and Security

Loan Description	Guarantees	Security
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	● 100% USDA-guarantee ● Jonathan Carroll personal guarantee ● LEH, LRM and Blue Dolphin cross-guarantee
●
First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)
●
Assignment of all Nixon facility contracts, permits, and licenses
●
Absolute assignment of Nixon facility rents and leases, including tank rental income
●
$1.0 million payment reserve account held by Veritex
●
$5.0 million life insurance policy on Jonathan Carroll

LRM Term Loan Due 2034 (in default)	● 100% USDA-guarantee ● Jonathan Carroll personal guarantee ● LEH, LE and Blue Dolphin cross-guarantee
●
Second priority lien on rights of LE in crude distillation tower and other collateral of LE
●
First priority lien on real property interests of LRM
●
First priority lien on all LRM fixtures, furniture, machinery, and equipment
●
First priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified tanks for which Veritex has second priority lien
●
All other collateral as described in the security documents

Notre Dame Debt (in default)(2)	---	● Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
SBA EIDLs
LE Term Loan Due 2050	---	● Business assets (e.g. machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
NPS Term Loan Due 2050	---	● Business assets (e.g. machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
(1)
As a condition of the LE Term Loan Due 2034 and LRM Term Loan Due 2034, Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.
(2)
Pursuant to a 2015 subordination agreement, the holder of the Notre Dame Debt agreed to subordinate their right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034.

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

Blue Dolphin Energy Company	September 30, 2020 │Page 25

Notes to Consolidated Financial Statements

Covenants
The Veritex loans and SBA EIDLs contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for credit facilities of this type. There are no covenants associated with the Notre Dame Debt.

Defaults

Loan Description	Event(s) of Default	Covenant Violations
Veritex Loans
LE Term Loan Due 2034 (in default)
GEL Final Arbitration Award and associated material adverse effect conditions; failure to replenish $1.0 million payment reserve account; events of default under other secured loan agreements with Veritex
Financial covenants: ● debt service coverage ratio, current ratio, and debt to net worth ratio
LRM Term Loan Due 2034 (in default)	GEL Final Arbitration Award and associated material adverse effect conditions; events of default under other secured loan agreements with Veritex	Financial covenants: ● debt service coverage ratio, current ratio, and debt to net worth ratio
Notre Dame Debt (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---

As reflected in the table above and elsewhere in this report, we are in default under the LE Term Loan Due 2034, LRM Term Loan Due 2034, and the Notre Dame Debt. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and the Notre Dame Debt was classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2020 and December 31, 2019.

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

(11)
Line of Credit Payable

Line of Credit Agreement Summary

Line of Credit Description	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose

Amended Pilot Line of Credit (in default)	$13.0	May 2020	----	14.00%	GEL Settlement Payment, NPS purchase of crude oil from Pilot, and working capital

Outstanding Principal, Debt Issue Costs, and Accrued Interest
Line of credit payable, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	September 30,	December 31,
	2020	2019
	(in thousands)

Amended Pilot Line of Credit (in default)	$9,724	$11,786

Less: Unamortized debt issue costs	-	(219)
Less: Interest payable, short-term	(103)	(103)
	$9,621	$11,464

Blue Dolphin Energy Company	September 30, 2020 │Page 26

Notes to Consolidated Financial Statements

Guarantees and Security

Loan Description	Guarantees	Security
Amended Pilot Line of Credit (in default)	● Blue Dolphin pledged its equity interests in NPS to Pilot to secure NPS’ obligations; ● Blue Dolphin, LE, LRM, and LEH have each guaranteed NPS’ obligations.	● NPS receivables; ● NPS assets, including a tank lease (the “Tank Lease”); ● LRM receivables.

In an Agreement Regarding Attornment of Tank Leases dated April 30, 2019 between Veritex, LE, NPS, and Pilot, Veritex in its capacity as a secured lender of LE and LRM, agreed to permit the continued performance of obligations under a certain tank lease agreement if it were to foreclose on LE property that NPS was leasing from LE so long as certain conditions were met. The effectiveness of the Agreement Regarding Attornment of Tank Leases was subject to certain conditions, including the agreement and concurrence of the USDA that the Agreement Regarding Attornment of Tank Leases does not impair or void the LE Term Loan Due 2034 and LRM Term Loan Due 2034 or any associated guarantees. Veritex used commercially reasonable efforts to obtain such USDA concurrence, however, as of the filing date of this report such USDA concurrence had not been provided.

Covenants
The Amended Pilot Line of Credit contains customary affirmative and negative covenants and events of default.

Defaults

Loan Description	Event(s) of Default	Covenant Violations
Amended Pilot Line of Credit (in default)	Failure of borrower or any guarantor to pay past due obligations; loan matured May 2020	---

As reflected in the table above and elsewhere in this report, we are in default under the Amended Pilot Line of Credit. On May 4, 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Obligations”) under the Amended Pilot Line of Credit. Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Obligations began to accrue interest at a rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor to pay the past due Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.

Pursuant to a June 1, 2020 letter, Pilot notified the borrower and guarantors of its intent to apply Pilot’s payment obligations to us under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May, 2019, between borrower and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between the borrower and Pilot, against our payment obligations to Pilot under the Amended Pilot Line of Credit. Such setoff amounts only partially satisfy the Obligations, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the three and nine-month periods ended September 30, 2020, the setoff amounts totaled $0.6 million and $0.8 million, respectively.

The borrower and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue to work with the borrower to settle the Obligations. The borrower and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. Our ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. In the event we are unsuccessful in such endeavors, we may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Blue Dolphin Energy Company	September 30, 2020 │Page 27

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

Pipelines and Facilities and Oil and Gas Properties
We have AROs associated with the decommissioning of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment and recognized accretion expense relating to the discounted liability over the remaining life of the asset. At September 30, 2020 and December 31, 2019, the liability was fully accreted. See “Note (16)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

ARO liability as of the dates indicated was as follows:

	September 30,	December 31,
	2020	2019
	(in thousands)

AROs, at the beginning of the period	$2,565	$2,565
Liabilities settled	(179)	-
	2,386	2,565
Less: AROs, current portion	(2,386)	(2,565)
Long-term AROs, at the end of the period	$-	$-

Liabilities settled reflects preparatory costs in the period associated with decommissioning our offshore pipelines and platform assets.

(13)
Lease Obligations

Lease Obligations

Operating Lease
Office Lease. BDSC has an office lease related to our headquarters office in Houston, Texas. The 68-month operating lease expires in 2023. BDSC has the option to extend the lease term for one additional five (5) year period if notice of intent to extend is provided to the lessor at least twelve (12) months before the end of the current term. An Affiliate, LEH, subleases a portion of this office space.  Sublease income received from LEH totaled approximately $0.01 million for both the three months ended September 30, 2020 and 2019. Sublease income received from LEH totaled approximately $0.03 million for both the nine months ended September 30, 2020 and 2019. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Finance Leases
Crane. In January 2018, LE entered a 24-month lease for the purchase of a 20-ton crane for use at the Nixon facility. The lease required a negligible monthly payment and matured in January 2020.

Backhoe Lease Agreement. In October 2020, LE entered into a new 5-year finance lease agreement to purchase a backhoe. LE previously rented the backhoe under a rent-to-own agreement that matured. The new lease, which includes a rental credit applied as a down payment, requires a negligible monthly payment and matures in October 2025. The backhoe continues to be used at the Nixon Facility.

Blue Dolphin Energy Company	September 30, 2020 │Page 28

Notes to Consolidated Financial Statements

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		September 30,	December 31,
	Balance Sheet Location	2020	2019
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(249)	(138)
		538	649

Finance lease assets	Property and equipment, net	86	180
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(16)	(34)
		70	146

Total lease assets		608	795

Liabilities
Current
Operating lease	Current portion of lease liabilities	190	175
Finance leases	Current portion of lease liabilities	61	76
		251	251
Noncurrent
Operating lease	Long-term lease liabilities, net of current	421	564
Total lease liabilities		$672	$815

Weighted average remaining lease term in years
Operating lease	2.92
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

The following table presents information related to lease costs for operating and finance leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)

Operating lease costs	$51	$51	$154	$154
Finance lease costs:
Depreciation of leased assets	3	4	13	12
Interest on lease liabilities	-	2	3	4
Total lease cost	$54	$57	$170	$170

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement
of lease liabilities:
Operating cash flows for operating lease	$44	$40	$130	$81
Operating cash flows for finance leases	$-	$2	$4	$4
Financing cash flows for finance leases	$5	$13	$17	$35

Blue Dolphin Energy Company	September 30, 2020 │Page 29

Notes to Consolidated Financial Statements

As of September 30, 2020, maturities of lease liabilities for the periods indicated were as follows:

September 30,	Operating Lease	Financing Leases	Total
	(in thousands)

2021	$190	$61	$251
2022	209	-	209
2023	212	-	212

	$611	$61	$672

Future minimum annual lease commitments that are non-cancelable:

Operating
September 30,	Lease
(in thousands)
2021	$232
2022	236
2023	220
$688

(14)
Income Taxes

Tax Provision
The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Current
Federal	$-	$-	$(15)	$-
State	-	-	-	-
Deferred
Federal	975	(1,833)	2,566	(1,190)
State	-		-
Change in valuation allowance	(975)	1,833	(2,566)	1,190

Total provision for income taxes	$-	$-	$(15)	$-

The TMT is treated as an income tax for financial reporting purposes.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2020 │Page 30

Notes to Consolidated Financial Statements

Deferred income taxes as of the dates indicated consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$14,854	$12,463
Business interest expense	2,995	1,923
Start-up costs (crude oil and condensate processing facility)	530	594
ARO liability/deferred revenue	501	539
AMT credit	-	50
Other	1	11
Total deferred tax assets	18,881	15,580

Deferred tax liabilities:
Basis differences in property and equipment	(6,968)	(6,183)
Total deferred tax liabilities	(6,968)	(6,183)
	11,913	9,397

Valuation allowance	(11,913)	(9,347)

Deferred tax assets, net	$-	$50

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

NOL Carryforwards. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2018	$9,614	$37,335	$46,949

Net operating losses	-	5,723	5,723

Balance at December 31, 2019	9,614	43,058	52,672

Net operating losses	-	11,384	11,384

Balance at September 30, 2020	$9,614	$54,442	$64,056

Blue Dolphin Energy Company	September 30, 2020 │Page 31

Notes to Consolidated Financial Statements

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At September 30, 2020 and December 31, 2019, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of September 30, 2020 and December 31, 2019.

(15)
Earnings Per Share
A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income (loss)	$(4,653)	$8,167	$(12,235)	$5,615

Basic and diluted income (loss) per share	$(0.37)	$0.74	$(0.98)	$0.51

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	12,693,514	10,975,514	12,534,493	10,975,215

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three and nine months ended September 30, 2020 and 2019 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE on August 15, 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit permit applications for pipeline and platform decommissioning, along with a safe boarding plan for the platform, within six (6) months (no later than February 15, 2020), and develop and implement a safe boarding plan for submission with such permit applications. Further, BSEE proposed that BDPL complete approved, permitted work within twelve (12) months (no later than August 15, 2020).  BDPL timely submitted permit applications for decommissioning of the subject offshore pipelines and platform assets to BSEE on February 11, 2020 and the USACOE on March 25, 2020. Decommissioning of the offshore pipelines and platform assets is on hold due to financial constraints associated with COVID-19. We are also awaiting approval of regulatory permits on certain segments and/or fairways, which approvals are required prior to work commencement. We cannot currently estimate when decommissioning may occur.

In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL requested an extension to the INC related to the structural platform surveys, and BSEE approved BDPL’s extension request. The required platform surveys were completed, and the INC was resolved in June 2020.

Lack of permit approvals does not relieve BDPL of its obligations to remedy the BSEE INCs or of BSEE’s authority to impose financial penalties. If BDPL fails to complete decommissioning of the offshore pipelines and platform assets and/or remedy the INCs within a timeframe determined to be prudent by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failure to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows and liquidity.

Blue Dolphin Energy Company	September 30, 2020 │Page 32

Notes to Consolidated Financial Statements

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2020. At September 30, 2020 and December 31, 2019, BDPL maintained $2.4 million and $2.6 million, respectively, in AROs related to abandonment of these assets.

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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. See “Note (16) – BSEE Offshore Pipelines and Platform Decommissioning”.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2020. At both September 30, 2020 and December 31, 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Blue Dolphin Energy Company	September 30, 2020 │Page 33

Notes to Consolidated Financial Statements

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

$22.2
The GEL Settlement Effective Date occurred on August 23, 2019. As a result of the GEL Settlement: (i) the mutual releases became effective, (ii) GEL filed the stipulation of dismissal of claims against LE, and (iii) Blue Dolphin recognized a $9.1 million gain on the extinguishment of debt on its consolidated statements of operations in the third quarter of 2019. Until the GEL Settlement occurred, the debt was reflected on Blue Dolphin’s consolidated balance sheets as accrued arbitration award payable. At both September 30, 2020 and December 31, 2019, the accrued arbitration award payable was $0.

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

Share Issuances (Sales of Unregistered Securities)
We are obligated to issue shares of our Common Stock to: (i) non-employee directors for services rendered to the Board and (ii) to Jonathan Carroll pursuant to the Guaranty Fee Agreements. Set forth below is information regarding the sale or issuance of Common Stock related to these obligations during the three and nine months ended September 30, 2020:

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

The sale and issuance of these securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. We recognized a gain on the issuance of shares of $0 and $0.1 million for the three and nine months ended September 30, 2020, respectively.

Blue Dolphin Energy Company	September 30, 2020 │Page 34

Management’s Discussion and Analysis

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is our analysis of our financial performance, financial condition, and significant trends that may affect future performance. All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the business strategy, risk factors, and financial statements and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020.

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

Affiliates
Affiliates control approximately 82% of the voting power of our Common Stock. An Affiliate operates and manages all Blue Dolphin properties and has historically funded working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and arrangements and risks associated with working capital deficits.

Business Operations Update
We continue to proactively address the known impacts of COVID-19. Facility-dependent personnel, including those needed to maintain the Nixon facility, are reporting to the facility under strict protocols that are designed to ensure personnel health and safety. We are also supporting non-facility-dependent personnel through remote work and virtual meeting technology, and we are encouraging all personnel to follow local guidance. All non-essential business travel and attendance at conferences, trainings, and other gatherings have been suspended.

Uncertainty around the availability and prices of crude oil, the prices and demand for our refined products, and the general business environment remains as COVID-19 cases in the U.S. and around the world begin to resurge. Some countries have renewed mandates, including stay-at-home orders and business closures, to prevent the further spread of COVID-19. Such mandates, while necessary to address the virus, will result in further business and operational disruptions, including demand destruction, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and workforce availability.

The oil and gas industry has been adversely impacted by crude oil price volatility and demand for refined petroleum products. Although commodity prices recovered slightly during the second quarter, overall market prices were volatile during the third quarter of 2020 and are expected to remain volatile into 2021. The prices at which we acquire crude oil and sell our refined products significantly impact our revenue, cost of goods sold, operating income, and liquidity. Also, when market prices of crude oil and refined products fall below our inventory carrying value, we must write down our inventory value and adjust cost of goods sold. Given diminished expectations for the global economy amid the ongoing pandemic and resultant recession, we cannot predict the ultimate economic impact of COVID-19 on our business.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2020 │Page 35

Management’s Discussion and Analysis

Going Concern
Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include the following:

Defaults Under Secured Loan Agreements with Third Parties. We are currently in default under certain of our secured loan agreements with third parties. Certain of our related-party debt is also in default. As a result, the debt associated with these loans was classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2020 and December 31, 2019. See “Note (1),” “Note (3),” “Note (10),” and “Note (11)” to our consolidated financial statements for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations.

Third-Party Defaults
●
Veritex Loans – Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. Any exercise by Veritex of its rights and remedies under our secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. Veritex exercising its rights would also adversely impact the trading price of our common stock and the value of an investment in our common stock, which could lead to holders of our common stock losing their investment in its entirety. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements with Vertitex, either upon maturity or if accelerated, (ii) LE and LRM will be able to refinance or restructure the payments of the debt, and/or (iii) Veritex, as first lien holder, will provide future default waivers. The borrowers continue in active dialogue with Veritex. As of the filing date of this report, payments under the Veritex loans were current, but other defaults remain outstanding as noted in the table above.

●
Amended Pilot Line of Credit – On May 4, 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Obligations”) under the Amended Pilot Line of Credit. Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Obligations began to accrue interest at a default rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.

Pursuant to a June 1, 2020 letter, Pilot notified the borrower and guarantors of its intent to apply Pilot’s payment obligations to us under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May, 2019, between borrower and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between the borrower and Pilot, against our payment obligations to Pilot under the Amended Pilot Line of Credit. Such setoff amounts only partially satisfy the Obligations, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the three and nine-month periods ended September 30, 2020, the setoff amounts totaled $0.6 million and $0.8 million, respectively.

The borrower and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue working with the borrower to settle the Obligations. The borrower and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. Our ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. In the event we are unsuccessful in such endeavors, we may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

●
Notre Dame Debt – Pursuant to a 2015 subordination agreement, the holder of the Notre Dame Debt agreed to subordinate their right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. No payments have been made under the subordinated Notre Dame Debt.

Blue Dolphin Energy Company	September 30, 2020 │Page 36

Management’s Discussion and Analysis

Related-Party Defaults
Affiliates control approximately 82% of the voting power of our Common Stock, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits. Replated party debt, which is currently in default, represents such working capital borrowings.

Margin Deterioration and Volatility. Steps taken globally in March 2020 to address COVID-19 and the associated Russia-OPEC price war caused oil and refined product prices, demand, and production levels to decline sharply. Governmental mandates to slow the spread of the virus included travel restrictions, stay-at-home orders, and public gathering bans. Beginning late in the second quarter of 2020, governmental authorities worldwide began lifting restrictions in an effort to jump start economies. Although oil prices saw a slight uptick due to partial business re-openings, a resurgence of the virus led to price volatility during the third quarter of 2020. Oil prices and demand are expected to remain volatile for the foreseeable future as governments reissue restrictive mandates and cold weather becomes a factor in the virus’ spread. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. We believe margins will remain weak for the remainder of 2020 and into 2021. Accordingly, we can provide no assurances that these events will not have a material adverse effect on our financial position or results of operations.

Net Losses and Working Capital Deficits.
Net Losses
Net loss for the three months ended September 30, 2020 was $4.7 million, or a loss of $0.37 per share, compared to net income of $8.2 million, or income of $0.74 per share, for the three months ended September 30, 2019. The increase in net loss was the result of less favorable margins per bbl and lower sales volume in the three-month period ended September 30, 2020 compared to the three-month period ended September 30, 2019. Net loss for the nine months ended September 30, 2020 was $12.2 million, or a loss of $0.98 per share, compared to net income of $5.6 million, or income of $0.51 per share, for the nine months ended September 30, 2019. The significant increase in net loss was the result of less favorable margins per bbl and lower sales volume in the nine-month period ended September 30, 2020 compared to the same period a year earlier. Both the three- and nine-month periods ended September 30, 2019 included a gain on the extinguishment of debt of $9.1 million.

Working Capital Deficits
We had a working capital deficit of $70.6 million and $59.4 million at September 30, 2020 and December 31, 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $24.8 million and $19.6 million at September 30, 2020 and December 31, 2019, respectively. We had cash and cash equivalents and restricted cash (current portion) of $0.3 million and $0.05 million, respectively, at September 30, 2020. Comparatively, we had cash and cash equivalents and restricted cash (current portion) of $0.07 million and $0.05 million, respectively, at December 31, 2019.

Operating Risks
Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. As discussed under “Going Concern” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and throughout this report, we are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, has remained open. As U.S. federal, state, and local officials contemplate renewed restrictive mandates due to resurging coronavirus cases, we expect to continue operating. However, such mandates, while necessary to address the virus, will result in further business and operational disruptions, including demand destruction, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and workforce availability.

Management believes that it has taken all prudent steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a low oil price environment. Steps include managing cash flow by optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. However, there can be no assurance that our business strategy will be successful, that Affiliates will continue to fund our working capital needs when we experience working capital deficits, that we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, that we will be able to obtain additional financing on commercially reasonable terms or at all, or that margins on our refined products will be favorable. Further, if Veritex and/or Pilot exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Blue Dolphin Energy Company	September 30, 2020 │Page 37

Management’s Discussion and Analysis

Business Strategy
Considering the uncertainty surrounding the COVID-19 pandemic, which has weakened the commodity price environment, we remain focused on safe and reliable operations and cash conservation.

●
Operational Improvements – In the second quarter of 2020, we safely completed a 13-day planned maintenance turnaround and concluded the 5-year capital improvement expansion project of the Nixon facility. The turnaround focused on resolving crude heater issues while the expansion project involved the construction of nearly 1.0 million bbls of new petroleum storage tanks, smaller efficiency improvements to the refinery, and acquisition of refurbished refinery equipment for future deployment. The increase in petroleum storage capacity has helped with de-bottlenecking the Nixon refinery. In the future, additional petroleum storage capacity will allow for increased refinery throughput of up to approximately 30,000 bpd while deployment of various refurbished refinery equipment will help improve processing capacity and increase the Nixon refinery’s complexity.

●
Cash Conservation – Although in place pre-pandemic, we have further tightened our cash conservation program to manage cash flow and remain competitive in a low oil price environment. This includes optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. Despite this focus, management is keeping in mind the overall safety of our operations and personnel, as well as the impact to our business over the long-term.

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

We regularly engage in discussions with third parties regarding the possible purchase of assets and operations that are strategic and complementary to our existing operations or to explore new business opportunities. As noted above, management has determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements with third parties, margin deterioration and volatility, and historic net losses and working capital deficits. A ‘going concern’ opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend on sustained positive operating margins and working capital to sustain operations, including the purchase of crude oil and condensate and payments on our secured debt agreements with third parties. If we are unable to achieve these goals, our business would be jeopardized, and we may have to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Refinery Operations
Our refinery operations segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility ● Crude distillation tower (15,000 bpd) ● Petroleum storage tanks ● Loading and unloading facilities ● Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Capital Improvement Expansion Project. In the second quarter of 2020, we safely completed a 5-year capital improvement expansion project of the Nixon facility. The expansion project involved the construction of nearly 1.0 million bbls of new petroleum storage tanks, smaller efficiency improvements to the refinery, and acquisition of refurbished refinery equipment for future deployment. The increase in petroleum storage capacity has helped with de-bottlenecking the Nixon refinery. In the future, additional petroleum storage capacity will allow for increased refinery throughput of up to approximately 30,000 bpd while deployment of various refurbished refinery equipment will help improve processing capacity and increase the Nixon refinery’s complexity. The total cost of the project, which was funded through the Veritex loans, was approximately $32.5 million.

Blue Dolphin Energy Company	September 30, 2020 │Page 38

Management’s Discussion and Analysis

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

Beginning on June 1, 2020, Pilot began applying payment obligations owed to us under the two terminal services agreements against our payment obligations owed to Pilot under the Amended Pilot Line of Credit. For the three and nine-month periods ended September 30, 2020, the setoff amounts totaled $0.6 million and $0.8 million, respectively. See ‘going concern’ within “Note (1)” to our consolidated financial statements for additional disclosures related to defaults in our debt obligations.

Our financial health could be materially and adversely affected by defaults in our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic has resulted in significant financial constraints on producers, which in turn has resulted in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the three- and nine-month periods ended September 30, 2020, our refinery experienced downtime as a result of lack of crude due to cash constraints.

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

Blue Dolphin Energy Company	September 30, 2020 │Page 39

Management’s Discussion and Analysis

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

Capital Improvement Expansion Project. As previously noted, we completed a 5-year capital improvement expansion project of the Nixon facility in the second quarter of 2020. Tolling and terminaling capital improvements primarily related to construction of new petroleum storage tanks to significantly increase petroleum storage capacity. Increased petroleum storage capacity will provide an opportunity to generate additional tolling and terminaling revenue.

Products and Customers. The Nixon facility’s petroleum storage tanks and infrastructure are primarily suited for crude oil and condensate and refined products, such as naphtha, jet fuel, diesel, and fuel oil. Storage customers are typically refiners in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). Shipments are received and redelivered from within the Nixon facility via pipeline or from third parties via truck. Contract terms range from month-to-month to three years.

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

We fully impaired our pipeline assets at December 31, 2016 and our oil and gas properties at December 31, 2011. Our pipeline and oil and gas properties had no revenue during the three and nine months ended September 30, 2020 and 2019. See “Note (16)” to our consolidated financial statements related to pipelines and platform decommissioning requirements and related risks.

Pipeline and Facilities Safety.
Although our pipeline and facility assets are inactive, they require upkeep and maintenance and are subject to safety regulations under OSHA, PHMSA, BOEM, BSEE, and comparable state and local regulations. We have response and control plans, spill prevention and other programs to respond to emergencies related to these assets.

Blue Dolphin Energy Company	September 30, 2020 │Page 40

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

Blue Dolphin Energy Company	September 30, 2020 │Page 41

Management’s Discussion and Analysis

Consolidated Results. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Three Months Ended September 30, 2020 Versus September 30, 2019 (Q3 2020 Versus Q3 2019)
Overview. Net loss for Q3 2020 was $4.7 million, or a loss of $0.37 per share, compared to net income of $8.2 million, or income of $0.74 per share, in Q3 2019. The increase in net loss was the result of unfavorable margins per bbl and significantly lower sales volume. The Q3 2019 included a gain on the extinguishment of debt of $9.1 million.

Total Revenue from Operations. Total revenue from operations for Q3 2020 decreased $35.7 million, or 45%, to $42.9 million compared to $78.6 million for Q3 2019. The significant decrease related to a decline in refinery operations revenue as a result of lower commodity pricing per bbl on refined products sold due to market fluctuations associated with the COVID-19 pandemic and significantly lower sales volumes in 2020. Tolling and terminaling revenue decreased $0.1 million between the periods to $1.0 million.

Total Cost of Goods Sold. Total cost of goods sold was $44.4 million for Q3 2020 compared to $76.2 million for Q3 2019. The $31.8 million decrease related to lower commodity prices per bbl for crude oil and chemicals due to market fluctuations associated with the COVID-19 pandemic and significant refinery downtime in 2020, which resulted in lower sales volumes.

Gross Profit (Deficit). Gross deficit was $1.5 million for Q3 2020 compared to a gross profit of $2.4 million for Q3 2019. The significant decrease in gross profit between the periods primarily related to lower margins per bbl due to market fluctuations associated with the COVID-19 pandemic in 2020.

General and Administrative Expenses. General and administrative expenses were relatively flat at $0.7 million for both Q3 2020 and Q3 2019.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization expenses for Q3 2020 totaled approximately $0.7 million compared to approximately $0.6 million in Q3 2019. The nearly 9% increase primarily related to placing a petroleum storage tank in service.

Total Other Income (Expense). Total other expense in Q3 2020 was $1.6 million compared to total other income of $7.2 million in Q3 2019, representing a decrease of $8.8 million. Total other expense in Q3 2020 primarily related to interest expense associated with our secured loan agreements with Veritex, related-party debt, and the line of credit with Pilot. Total other income in Q3 2019 included a $9.1 million gain on the extinguishment of debt related to the GEL Settlement, which was offset by interest and other expense of $1.9 million.

Nine Months Ended September 30, 2020 Versus September 30, 2019 (9 Months 2020 Versus 9 Months 2019)
Overview. Net loss for 9 Months 2020 was $12.2 million, or a loss of $0.98 per share, compared to net income of $5.6 million, or income of $0.51 per share, in 9 Months 2019. The significant increase in net loss was the result of unfavorable margins per bbl and significantly lower sales volume. The 9 Months 2019 included a gain on the extinguishment of debt of $9.1 million.

Total Revenue from Operations. Total revenue from operations for 9 Months 2020 decreased $102.5 million, or 45%, to $123.4 million compared to $225.9 million for 9 Months 2019. The significant decrease in refinery operations revenue was the result of lower commodity pricing per bbl on refined products sold due to market fluctuations associated with the COVID-19 pandemic and significantly lower sales volumes in 2020. Tolling and terminaling revenue remained relatively flat between the periods at approximately $3.2 million.

Total Cost of Goods Sold. Total cost of goods sold was $126.2 million for 9 Months 2020 compared to $220.3 million for 9 Months 2019. The $94.1 million, or nearly 43%, decrease related to lower commodity prices per bbl for crude oil and chemicals due to market fluctuations associated with the COVID-19 pandemic and significant refinery downtime in 2020, which resulted in lower sales volumes.

Gross Profit (Deficit). Gross deficit was $2.8 million for 9 Months 2020 compared to gross profit of $5.6 million for 9 Months 2019. The significant decrease in gross profit between the periods primarily related to lower margins per bbl due to market fluctuations associated with the COVID-19 pandemic in 2020.

General and Administrative Expenses. General and administrative expenses were relatively flat at approximately $1.9 million for 9 Months 2020 compared to 9 Months 2019.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization expenses for 9 Months 2020 totaled $2.0 million compared to $1.9 million for 9 Months 2019. The 7% increase primarily related to placing a petroleum storage tank in service.

Total Other Expense. Total other expense in 9 Months 2020 was $4.9 million compared to total other income of $4.4 million in 9 Months 2019, representing a decrease of $9.3 million. Total other expense in 9 Months 2020 primarily related to interest expense associated with our secured loan agreements with Veritex, related-party debt, and the line of credit with Pilot. Total other income in 9 Months 2019 included a $9.1 million gain on the extinguishment of debt related to the GEL Settlement, which was offset by interest and other expense of $4.7 million.

Blue Dolphin Energy Company	September 30, 2020 │Page 42

Management’s Discussion and Analysis

Refinery Operations. Our refinery operations business segment is owned by LE. Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land. Refinery operations revenue is derived from refined product sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)

Refined product sales	$41,929	$77,537	$120,185	$222,652
Less: Total cost of goods sold	(44,400)	(76,229)	(126,164)	(220,301)
Gross profit (deficit)	(2,471)	1,308	(5,979)	2,351

Sales (Bbls)	1,021	1,181	2,818	3,314

Gross Profit (Deficit) per Bbl	$(2.42)	$1.11	$(2.12)	$0.71

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue (1)	$41,929	$77,537	$120,185	$222,652
Intercompany fees and sales	(595)	(668)	(1,618)	(1,927)
Operation costs and expenses	(43,691)	(76,088)	(124,942)	(219,766)
Segment Contribution Margin (Deficit)	$(2,357)	$781	$(6,375)	$959
(1)
Net revenue excludes intercompany crude sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Calendar	92	92	274	273
Operating	(81)	(90)	(237)	(253)
Refinery Downtime (Days)	11	2	37	20

Refinery Throughput
bpd	11,407	13,312	12,178	13,357
bbls	923,930	1,198,102	2,886,073	3,379,266
Capacity utilization rate	76.0%	88.7%	81.2%	89.0%

Refinery Production
bpd	11,144	12,997	11,885	13,023
bbls	902,641	1,169,745	2,816,746	3,294,914
Capacity utilization rate	74.3%	86.6%	79.2%	86.8%

Q3 2020 Versus Q3 2019
●
Refining gross deficit per bbl was $2.42 for Q3 2020 compared to a gross profit per bbl of $1.11 in Q3 2019, representing a decrease of $3.53 per bbl. The significant decrease related to lower margins due to market fluctuations associated with the COVID-19 pandemic and significant refinery downtime in 2020.
●
Segment contribution margin decreased approximately $3.1 million to a deficit of $2.3 million in Q3 2020 compared to profit of $0.8 million in Q3 2019. The decrease related to lower margins per bbl due to market fluctuations associated with the COVID-19 pandemic and lower sales volume in 2020.
●
Refinery downtime increased significantly to 11 days in Q3 2020 compared to 2 days in Q3 2019. Refinery downtime in 2020 related to a maintenance turnaround, lack of crude due to cash constraints, and an equipment repair while refinery downtime in Q3 2019 primarily related to equipment repairs. Significant refinery downtime in Q3 2020 negatively impacted refinery throughput, refinery production, and capacity utilization rate.

9 Months 2020 Versus 9 Months 2019
●
Refining gross deficit per bbl was $2.12 for 9 Months 2020 compared to gross profit per bbl of $0.71 in 9 Months 2019, representing a decrease of $2.83 per bbl. The significant decrease related to lower margins due to market fluctuations associated with the COVID-19 pandemic and significant refinery downtime in 2020.
●
Segment contribution margin decreased approximately $7.3 million to a loss of $6.3 million in 9 Months 2020 compared to profit of $1.0 million in 9 Months 2019. The significant decrease related to lower margins per bbl due to market fluctuations associated with the COVID-19 pandemic and lower sales volume in 2020.

Refinery downtime increased significantly to 37 days in 9 Months 2020 compared to 20 days in 9 Months 2019. Refinery downtime in 2020 related to a maintenance turnaround, lack of crude due to cash constraints, and an equipment repair, while 2019 downtime related to a maintenance turnaround and equipment repairs. Significant refinery downtime in 9 Months 2020 negatively impacted refinery throughput, refinery production, and capacity utilization rate.

Blue Dolphin Energy Company	September 30, 2020 │Page 43

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue (1)	$1,001	$1,096	$3,214	$3,253
Intercompany fees and sales	595	668	1,618	1,927
Operation costs and expenses	(709)	(285)	(1,222)	(1,012)
Segment Contribution Margin (Deficit)	$887	$1,479	$3,610	$4,168
(1)
Net revenue excludes intercompany crude sales.

Q3 2020 Versus Q3 2019
●
Tolling and terminaling net revenue decreased nearly 9% in Q3 2020 compared to Q3 2019 primarily as a result of decreased fees collected for ancillary services, such as in-tank and tank-to-tank blending.
●
Intercompany fees and sales, which reflect fees associated with an intercompany tolling agreement tied to naphtha volumes, decreased in Q3 2020 compared to Q3 2019. Naphtha sales volumes decreased between the periods.
●
Segment contribution margin in Q3 2020 decreased nearly 40% to approximately $0.9 million compared to approximately $1.5 million Q3 2019. The decrease related to lower intercompany fees and sales tied to naphtha.

9 Months 2020 Versus 9 Months 2019
●
Tolling and terminaling net revenue decreased 1% in 9 Months 2020 compared to 9 Months 2019 primarily as a result of decreased fees collected for ancillary services.
●
Intercompany fees and sales decreased in 9 Months 2020 compared to 9 Months 2019 as a result of lower naphtha sales volumes.
●
Segment contribution margin decreased $0.6 million, or 13%, between the periods. The decrease related to lower intercompany fees and sales tied to naphtha as well as decreased fees associated with ancillary services.

Blue Dolphin Energy Company	September 30, 2020 │Page 44

Management’s Discussion and Analysis

Non-GAAP Reconciliations.

Reconciliation of Segment Contribution Margin (Deficit)

	Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin	$(2,357)	$781	$887	$1,479	$(58)	$(52)	$(1,528)	$2,208
General and administrative expenses(1)	(414)	(292)	(132)	(68)	(307)	(295)	$(853)	$(655)
Depreciation and amortization	(301)	(481)	(338)	(99)	(51)	(52)	$(690)	$(632)
Interest and other non-operating income (expenses), net	(679)	8,329	(599)	(824)	(304)	(259)	$(1,582)	$7,246
Income (loss) before income taxes	(3,751)	8,337	(182)	488	(720)	(658)	(4,653)	8,167
Income tax benefit	-	-	-	-	-	-	-	-
Income (loss) before income taxes	$(3,751)	$8,337	$(182)	$488	$(720)	$(658)	$(4,653)	$8,167

	Nine Months September June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin	$(6,375)	$959	$3,610	$4,168	$(164)	$(165)	$(2,929)	$4,962
General and administrative expenses(1)	(1,045)	(898)	(268)	(173)	(1,052)	(833)	$(2,365)	$(1,904)
Depreciation and amortization	(883)	(1,429)	(956)	(297)	(153)	(129)	$(1,992)	$(1,855)
Interest and other non-operating income (expenses), net	(2,171)	6,723	(1,985)	(1,599)	(778)	(712)	$(4,934)	$4,412
Income (loss) before income taxes	(10,474)	5,355	401	2,099	(2,147)	(1,839)	(12,220)	5,615
Income tax benefit	-	-	-	-	(15)	-	(15)	-
Income (loss) before income taxes	$(10,474)	$5,355	$401	$2,099	$(2,162)	$(1,839)	$(12,235)	$5,615

(1)
General and administrative expenses within refinery operations include the LEH operating fee.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2020 │Page 45

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

We had a working capital deficit of $70.6 million and $59.4 million at September 30, 2020 and December 31, 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $24.8 million and $19.6 million at September 30, 2020 and December 31, 2019, respectively. During the three and nine-month periods ended September 30, 2020, we received two small loans totaling $0.3 million in the aggregate under federal or other governmental programs to support our operations as a result of the COVID-19 pandemic.

The future impact that COVID-19 will have on our business, cash flows, sources of liquidity, financial condition and results of operations will depend on future developments, including, among other things, volatility in the global capital markets, the ultimate geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. A sustained period of low crude oil prices due to market volatility associated with the COVID-19 pandemic may also result in significant financial constraints on producers, which could result in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. As a result, we may have to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Debt Overview.

Total Debt

	September 30,	December 31,
	2020	2019
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$22,424	$21,776
LRM Term Loan Due 2034 (in default)	9,299	9,031
Amended Pilot Line of Credit (in default)	9,724	11,786
Notre Dame Debt (in default)	9,214	8,617
Related-Party Debt
BDPL Loan Agreement (in default)	6,654	6,174
March Ingleside Note (in default)	1,067	1,004
March Carroll Note (in default)	1,373	997
June LEH Note (in default)	5,733	-
LE Term Loan Due 2050	150	-
NPS Term Loan Due 2050	150	-
Total Debt	65,788	59,385

Less: Current portion of long-term debt, net	(55,438)	(51,301)
Less: Unamortized debt issue costs	(1,781)	(2,096)
Less: Accrued interest payable (in default)	(8,269)	(5,988)
	$300	$-

Net cash provided by financing activities was $3.5 million in 9 Months 2020 compared to $11.3 million in 9 Months 2019. Net proceeds from the issuance of debt was $0.3 million in 9 Months 2020 compared to $12.4 million in 9 Months 2019.

Principal payments on long-term debt totaled $0.9 million in Q3 2020 compared to $0.8 million in Q3 2019. Principal payments on long-term debt totaled $2.4 million in 9 Months 2020 compared to $1.3 million in 9 Months 2019. As of the filing date of this report, we are current on required monthly payments under our secured loan agreements with Veritex, but other defaults remain outstanding as noted below. No payments have been made under the subordinated Notre Dame Debt.

Blue Dolphin Energy Company	September 30, 2020 │Page 46

Management’s Discussion and Analysis

Debt Defaults. The majority of our debt is in default. Defaults under our secured loan agreements with third parties include Veritex financial covenant violations, a Pilot event of default and debt acceleration, and a Notre Dame Debt event of default. We also have defaults under secured and unsecured related-party debt. See Going Concern within this Management’s Discussion and Analysis section, as well as “Note (1),” “Note (3),” “Note (10),” and “Note (11)” to our consolidated financial statements for additional disclosures related to Affiliate and third-party debt agreements, including debt guarantees, and defaults in our debt obligations.

Concentration of Customers. Our operations have a concentration of customers who are refined petroleum product wholesalers. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions including the uncertainties concerning COVID-19 and volatility in the global oil markets. Historically, we have not had any significant problems collecting our accounts receivable.

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

BDPL-LEH Loan Agreement (in default)	LEH - BDPL	Debt	08/15/2016	16.00%	2-year term; $4.0 million principal amount; $0.5 million annual payment; proceeds used for working capital; no financial maintenance covenants; secured by certain BDPL property

Third-Party Debt

Loan Description	Parties	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	LE-Veritex	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default)	LRM-Veritex	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Notre Dame Debt (in default)(2)(3)	LE-Kissick	$11.7	Jan 2018	No payments to date; payment rights subordinated	16.00%	Working capital; reduced balance of GEL Final Arbitration Award
Amended Pilot Line of Credit (in default)	NPS-Pilot	$13.0	May 2020	---	14.00%	GEL Settlement Payment, NPS purchase of crude oil from Pilot, and working capital
SBA EIDLs
LE Term Loan Due 2050(4)	LE-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(4)	NPS-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
(1)
Proceeds were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected on our consolidated balance sheets as restricted cash (current portion) and restricted cash, noncurrent. At September 30, 2020, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.5 million. At December 31, 2019, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.6 million.
(2)
LE originally entered into a loan agreement with Notre Dame Investors, Inc. in the principal amount of $8.0 million. The debt is currently held by John Kissick. Pursuant to a 2017 sixth amendment, the Notre Dame Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce the GEL Final Arbitration Award by $3.6 million.
(3)
Pursuant to a 2015 subordination agreement, the holder of the Notre Dame Debt agreed to subordinate their right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034.
(4)
Payments are deferred for the first twelve (12) months of the loan; interest accrues during the deferral period. SBA EIDLs are not forgivable.

Blue Dolphin Energy Company	September 30, 2020 │Page 47

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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. See “Note (16) – BSEE Offshore Pipelines and Platform Decommissioning”.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2020. At both September 30, 2020 and December 31, 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE on August 15, 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit permit applications for pipeline and platform decommissioning, along with a safe boarding plan for the platform, within six (6) months (no later than February 15, 2020), and develop and implement a safe boarding plan for submission with such permit applications. Further, BSEE proposed that BDPL complete approved, permitted work within twelve (12) months (no later than August 15, 2020).  BDPL timely submitted permit applications for decommissioning of the subject offshore pipelines and platform assets to BSEE on February 11, 2020 and the USACOE on March 25, 2020. Decommissioning of the offshore pipelines and platform assets is on hold due to financial constraints associated with COVID-19. We are also awaiting approval of regulatory permits on certain segments and/or fairways, which approvals are required prior to work commencement. We cannot currently estimate when decommissioning may occur.

In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL requested an extension to the INC related to the structural platform surveys, and BSEE approved BDPL’s extension request. The required platform surveys were completed, and the INC was resolved in June 2020.

Lack of permit approvals does not relieve BDPL of its obligations to remedy the BSEE INCs or of BSEE’s authority to impose financial penalties. If BDPL fails to complete decommissioning of the offshore pipelines and platform assets and/or remedy the INCs within a timeframe determined to be prudent by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failure to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows and liquidity.

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2020. At September 30, 2020 and December 31, 2019, BDPL maintained $2.4 million and $2.6 million, respectively, in AROs related to abandonment of these assets.

Blue Dolphin Energy Company	September 30, 2020 │Page 48

Management’s Discussion and Analysis

Sources and Use of Cash.

Components of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$1,878	$832	$(2,196)	$(10,335)
Investing activities	(177)	(964)	(1,085)	(1,458)
Financing activities	(1,463)	(655)	3,451	11,308
Increase (Decrease) in Cash and Cash Equivalents	$238	$(787)	$170	$(485)

Cash Flow 2020 Compared to 2019
We had cash flow from operations of approximately $1.8 million for Q3 2020 compared to cash flow of approximately $0.8 million for Q3 2019. The approximate $1.0 million increase in cash flow from operations between the periods related to a decline in inventory levels and increases in accounts payable. The cash flow deficit for 9 Months 2020 primarily related to loss from operations. The cash flow deficit from operations for 9 Months 2019 was primarily the result of payments toward the accrued arbitration award with GEL.

2020 Capital Expenditures
During Q3 2020, capital expenditures totaled $0.2 million compared to $1.0 million during Q3 2019. During 9 Months 2020, capital expenditures totaled $1.1 million compared to $1.5 million during 9 Months 2019. Expenditures during 9 Months 2020 primarily related to:

●
Completion of Nixon Facility Expansion Project – We completed a 5-year expansion project involving the construction of nearly 1.0 million bbls of new petroleum storage tanks, smaller efficiency improvements to the refinery, and acquisition of refurbished refinery equipment for future deployment. The increase in petroleum storage capacity has helped with de-bottlenecking the Nixon refinery. In the future, additional petroleum storage capacity will allow for increased refinery throughput of up to approximately 30,000 bpd while deployment of various refurbished refinery equipment will help improve processing capacity and increase the Nixon refinery’s complexity. The total cost of the project, which was funded through the Veritex loans, was approximately $32.5 million.

●
Maintenance Turnaround and Repairs – We completed a 13-day, planned maintenance turnaround that primarily involved replacing a key component of the crude heater. We also made equipment repairs. These costs were expensed as maintenance and repair.

We account for our capital expenditures in accordance with GAAP. We also classify capital expenditures as ‘maintenance’ if it maintains capacity or throughput or as ‘expansion’ if it increases capacity or throughput capabilities. Although classification is generally a straightforward process, in certain circumstances the determination is a matter of management judgment and discretion.

We budget for maintenance capital expenditures throughout the year on a project-by-project basis. Projects are determined based on maintaining safe and efficient operations, meeting customer needs, complying with operating policies and applicable law, and producing economic benefits, such as increasing efficiency and/or lowering future expenses.

Future Expected Capital Expenditures
We remain focused on the safe and reliable operation of the Nixon facility. In view of the uncertainty surrounding the COVID-19 pandemic, combined with the weaker commodity price environment, we anticipate new capital expenditures to be minimal over the next twelve (12) months. However, capital spending using remaining funds under a loan from Veritex will continue until the funds are depleted. Unused amounts under the Veritex loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Note (10)” to our consolidated financial statements for additional disclosures related to borrowings for capital spending.

Off-Balance Sheet Arrangements. None.

Blue Dolphin Energy Company	September 30, 2020 │Page 49

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2020 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

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

Changes in Internal Control over Financial Reporting
There have been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. See the above section “Evaluation of Disclosure Controls and Procedures” for a discussion related to current ineffective disclosure controls and procedures.

Blue Dolphin Energy Company	September 30, 2020 │Page 50

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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. See “Note (16) – BSEE Offshore Pipelines and Platform Decommissioning”.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2020. At both September 30, 2020 and December 31, 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

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

$22.2

The GEL Settlement Effective Date occurred on August 23, 2019. As a result of the GEL Settlement: (i) the mutual releases became effective, (ii) GEL filed the stipulation of dismissal of claims against LE, and (iii) Blue Dolphin recognized a $9.1 million gain on the extinguishment of debt on its consolidated statements of operations in the third quarter of 2019. Until the GEL Settlement occurred, the debt was reflected on Blue Dolphin’s consolidated balance sheets as accrued arbitration award payable. At both September 30, 2020 and December 31, 2019, accrued arbitration award payable was $0.

Blue Dolphin Energy Company	September 30, 2020 │Page 51

Legal Proceedings (Continued) and Risk Factors

Other Legal Matters
From time to time, we are involved in legal matters incidental to the routine operation of our business. Such legal matters include mechanic’s liens, contract-related disputes, and administrative proceedings. As of the filing date of this report, we were involved in a contract-related dispute with a counter-party. Management is working to resolve the dispute amicably, however, the potential outcome is unknown. Management does not believe that the contract-related dispute or other matters will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that management's efforts will result in a manageable outcome. If Veritex and/or Pilot exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report for the fiscal year ended December 31, 2019 and our Quarterly Reports for the three month periods ended March 31, 2020 and June 30, 2020 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. Except as noted below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report for the fiscal year ended December 31, 2019, as well as our Quarterly Reports for the three month periods ended March 31, 2020 and June 30, 2020.

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

The ongoing COVID-19 pandemic, and actions taken in response thereto, have resulted in significant economic disruption globally, including in the United States. Governmental authorities around the world have taken actions, such as stay-at-home orders and other social distancing measures, to prevent the spread of COVID-19. These measures have resulted in significant business and operational disruptions, including demand destruction, business closures, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and limitations on workforce availability. In some countries, including the U.S., recent increases in COVID-19 cases have renewed fears of a second wave of COVID-19. As a result, some countries have reinstated government-imposed restrictions, although to a much lesser extent than in March and April 2020, in order to stem the spread of the virus. Heightened levels of uncertainty have renewed downward pressure on crude oil and other commodity prices, and supply and demand are expected to remain volatile into 2021.

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
Blue Dolphin Energy Company	September 30, 2020 │Page 52

Unregistered Sales of Equity Securities and Exhibits

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (10)” and “Note (11)” for disclosures related to defaults on our debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

SBA EIDLs

On August 29, 2020, LE and NPS executed the standard loan documents required to secure an EIDL through the SBA for COVID-19 pandemic relief. The principal amount of the loans is $0.3 million in the aggregate. Proceeds were used for working capital purposes. Interest on each loan accrues at the rate of 3.75% per annum and will accrue from the date of loans. Installment payments, including principal and interest, total $.001 million per month in the aggregate and are due beginning twelve (12) months from the date of the loans. The balance of principal and interest is payable over a 30-year term. SBA EIDLs are not forgivable.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

10.1	Loan Authorization and Agreement between Nixon Product Storage, LLC and the Small Business Administration dated August 29, 2020.
10.2	Loan Authorization and Agreement between Lazarus Energy, LLC and the Small Business Administration dated August 29, 2020.
31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*
Filed herewith

Blue Dolphin Energy Company	September 30, 2020 │Page 53

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

November 16, 2020	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	September 30, 2020 │Page 54