Form 10-K
period 2020-12-31
BLUE DOLPHIN ENERGY CO
filed 2021-03-31
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[ √ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ √ ]

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $840,026 as of June 30, 2020 (the last trading day of the registrant’s most recently completed second fiscal quarter) based on the number of shares of common stock held by non-affiliates and the last reported sale price of the registrant's common stock on June 30, 2020.

Number of shares of common stock, par value $0.01 per share, outstanding at March 31, 2021: 12,693,514

Blue Dolphin Energy Company	December 31, 2020	Page 1

Blue Dolphin Energy Company	December 31, 2020	Page 2

Glossary of Terms

Glossary of Terms

Throughout this Annual Report on Form 10-K, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including C&C, Ingleside, and Lazarus Capital) and/or LEH and its affiliates (including Lazarus Midstream, LMT, and LTRI). Together, Jonathan Carroll and LEH owned approximately 82% of the Common Stock as of the filing date of this report.

AMT. Alternative Minimum Tax.

Amended Pilot Line of Credit. Line of Credit Agreement dated May 3, 2019, between Pilot and NPS and subsequently amended on May 9, 2019, May 10, 2019, and September 3, 2019, the last amendment being Amendment No. 1; original line of credit amount was $13.0 million; currently in default.

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

BDPC. Blue Dolphin Petroleum Company, a wholly owned subsidiary of Blue Dolphin.

BDPL. Blue Dolphin Pipe Line Company, a wholly owned subsidiary of Blue Dolphin.

BDSC. Blue Dolphin Services Co., a wholly owned subsidiary of Blue Dolphin.

Blue Dolphin. Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

bpd. Barrel per day; a measure of the bbls of daily output produced in a refinery or transported through a pipeline.

Board. Board of Directors of Blue Dolphin.

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

CAA. Clean Air Act.

CDC. Centers for Disease Control and Prevention.

CERLA. Comprehensive Environmental Response, Compensation, and Liability Act of 1980.

CIP. Construction in progress.

COVID-19. An infectious disease first identified in 2019 in Wuhan, the capital of China's Hubei province; the disease has since spread globally, resulting in the ongoing 2019–2021 coronavirus pandemic.

CWA. Clean Water Act.

Common Stock. Blue Dolphin common stock, par value $0.01 per share. Blue Dolphin has 20,000,000 shares of Common Stock authorized and 12,693,514 shares of Common Stock issued and outstanding.

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

Crude distillation tower. A tall column-like vessel in which crude oil and condensate is heated and its vaporized components are distilled by means of distillation trays. This process refines crude oil and other inputs into intermediate and finished petroleum products. (Commonly referred to as a crude distillation unit or an atmospheric distillation unit; also referred to herein as the Nixon refinery.)

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

Equipment Loan Due 2025. Installment sales contract dated October 13, 2020 between LE and Texas First Rentals, LLC. to purchase a backhoe. LE previously rented the backhoe under a rent-to-own agreement that matured.

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

Blue Dolphin Energy Company	December 31, 2020	Page 3

Glossary of Terms

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

Lazarus Capital. Lazarus Capital, LLC, an affiliate of Jonathan Carroll.

Lazarus Midstream. Lazarus Midstream Partners, L.P., an affiliate of LEH.

Lazarus Parties. Blue Dolphin, C&C, NPS, LE, LEH, and Jonathan Carroll.

LE. Lazarus Energy, LLC, a wholly owned subsidiary of Blue Dolphin.

LE Term Loan Due 2034. Loan Agreement dated June 22, 2015, between LE and Veritex in the original principal amount of $25.0 million; currently in default.

LEH. Lazarus Energy Holdings, LLC, an affiliate of Jonathan Carroll and controlling shareholder of Blue Dolphin.

LEH Operating Fee. A management fee paid to LEH under the Amended and Restated Operating Agreement; calculated as 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC; previously reflected within refinery operating expenses in our consolidated statements of operations.

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

LMT. Lazarus Marine Terminal I, LLC, an affiliate of LEH.

LRM. Lazarus Refining & Marketing, LLC, a wholly owned subsidiary of Blue Dolphin.

LRM Term Loan Due 2034. Loan Agreement dated December 4, 2015, between LRM and Veritex in the original principal amount of $10.0 million; currently in default.

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

Nixon facility. Encompasses the Nixon refinery, petroleum storage tanks, loading and unloading facilities, and 56 acres of land in Nixon, Texas.

Nixon refinery. The 15,000-bpd crude distillation tower and associated processing units in Nixon, Texas.

NPS. Nixon Product Storage, LLC, a wholly owned subsidiary of Blue Dolphin.

NOL. Net operating losses.

Notre Dame Debt. A loan agreement originally entered into between LE and Notre Dame Investors, Inc. in the principal amount of $8.0 million. The debt is currently held by John Kissick. Pursuant to a 2017 sixth amendment, the Notre Dame Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce the GEL Final Arbitration Award by $3.6 million. The Notre Dame Debt is currently in default.

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

PHMSA. Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation.

Blue Dolphin Energy Company	December 31, 2020	Page 4

Glossary of Terms

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

Texas First. Texas First Rentals, LLC.

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

WHO. World Health Organization.

WSJ prime rate. A measure of the U.S. prime rate as defined by the Wall Street Journal.

XBRL. eXtensible Business Reporting Language.

Yield. The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	December 31, 2020	Page 5

Important Information Regarding Forward Looking Statements

Important Information Regarding Forward-Looking Statements

This report (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, but not limited to, those under “Part I, Item 1. Business” and “Part I, Item 1A. Risk Factors,” as well as “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, including without limitation statements regarding expectations regarding revenue, cash flows, capital expenditures, and other financial items, our business strategy, goals and expectations concerning our market position, future operations and profitability, are forward-looking statements. Forward-looking statements may be identified by use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. Although we believe our assumptions concerning future events are reasonable, several risks, uncertainties, and other factors could cause actual results and trends to differ materially from those projected, including but not limited to:

Risks Related to the COVID-19 Pandemic

●
Continued adverse effects to our liquidity, business, financial condition, and results of operations due to the COVID-19 pandemic, which are expected to continue in 2021.
●
The persistence or worsening of market conditions related to the COVID-19 pandemic, which may require us to raise additional capital to operate our business or refinance existing debt on terms that are not acceptable to us or not at all.
●
Continued or further deterioration in demand for our refined products could negatively affect our operations and financial condition.
●
Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.

Business and Industry

●
Our going concern status.
●
Inadequate liquidity to sustain operations due to defaults under our secured loan agreements, margin deterioration and volatility, and historic net losses and working capital deficits.
●
Substantial debt in current liabilities, which is currently in default.
●
Ability to regain compliance with the terms of our outstanding indebtedness.
●
Increased costs of capital or a reduction in the availability of credit.
●
Restrictive covenants in our debt instruments that may limit our ability to undertake certain types of transactions.
●
Affiliate common stock ownership and transactions that could cause conflicts of interest.
●
Operational hazards inherent in refining and natural gas processing operations and in transporting and storing crude oil and condensate and refined products.
●
Geographic concentration of our assets and customers in West Texas.
●
Competition from companies having greater financial and other resources.
●
Environmental laws and regulations that could require us to make substantial capital expenditures to remain in compliance or remediate current or future contamination that could give rise to material liabilities.
●
Strict laws and regulations regarding personnel and process safety.
●
Changes in insurance markets impacting costs and the level and types of coverage available.
●
NOL carryforwards to offset future taxable income for U.S. federal income tax purposes that are subject to limitation.
●
Failure to keep pace with technological developments in our industry.
●
Direct or indirect effects on our business resulting from actual or threatened terrorist or activist incidents, cyber-security breaches, or acts of war.
●
Negative effects of security threats.
●
Increased activism against oil and natural gas companies.
●
The effects of public health threats, pandemics, and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impacts thereof on our business, financial condition, results of operations, and liquidity.

Refinery and Tolling and Terminaling Operations

●
Volatility in commodity prices and refined product demand, which adversely affects our refining margins.
●
Price volatility of crude oil, other feedstocks, and fuel and utility services.
●
Availability and costs of crude oil and other feedstocks to operate the Nixon facility.
●
Disruptions due to equipment interruption or failure at the Nixon facility.
●
A potential pivot into other types of business, such as renewable fuels.
●
Changes in our cash flow from operations and working capital requirements, shortfalls for which Affiliates may not fund.
●
Key personnel loss, labor relations, and workplace safety.
●
Loss of market share by and a material change in profitability of our key customers.
●
Loss of business from, or the bankruptcy or insolvency of, one or more of our significant customers.
●
Changes in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting crude oil and condensate, feedstocks, and refined products.
●
Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.
●
Geographic concentration of our refining operations and customers within the Eagle Ford Shale.
●
Severe weather or other events affecting our facilities, or those of our vendors, suppliers, or customers.
●
Regulatory changes, as well as proposed measures that are reasonably likely to be enacted, to reduce greenhouse gas emissions.
●
Our ability to effect and integrate potential acquisitions.

Pipeline and Facilities and Oil and Gas Assets

●
Assessment of civil penalties by BOEM for our failure to satisfy orders to provide additional financial assurance (supplemental pipeline bonds) within the time period prescribed.
●
Assessment of civil penalties by BSEE for our failure to decommission pipeline and platform assets within the time periods prescribed.

Common Stock

●
Fluctuations in our stock price that may result in substantial investment loss.
●
Declines in our stock price due to share sales by Affiliates.
●
Dilution of the equity of current stockholders and the potential decline of our stock price as a result of the issuance of new Common Stock or Preferred Stock from the large pool of authorized shares that we have available to issue.
●
The potential sale of shares pursuant to Rule 144, which may adversely affect the market.
●
The lack of dividend payments.
●
Failure to maintain effective internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act.

See also the risk factors described in greater detail under “Part I, Item 1A. Risk Factors” of this report.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Blue Dolphin Energy Company	December 31, 2020	Page 6

Business

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Part I should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data”.

PART I

ITEM 1.
BUSINESS

The following section of this Annual Report on Form 10-K generally refers to business developments during the twelve months ended December 31, 2020. Discussion of or references to prior period business developments that are not included in this Form 10-K can be found in “Part I, Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our assets are primarily organized in two segments: refinery operations (owned by LE) and tolling and terminaling services (owned by LRM and NPS). Subsidiaries that are reflected in corporate and other include BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). For more information related to our business segments and properties, see “Part I. Item 1. Business—Refinery Operations, —Tolling and Terminaling Operations, and —Inactive Operations” and “Part I. Item 2. Properties” in this report.

Affiliates
Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. An Affiliate operates and manages all Blue Dolphin properties and funds working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Part I, Item 1A. Risk Factors” and “Part II, Item 8. Financial Statements and Supplementary Data, Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Going Concern
Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. As discussed more fully below, these factors include inadequate liquidity to sustain operations due to defaults under our secured loan agreements, margin deterioration and volatility, and historic net losses and working capital deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and having working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. Without positive operating margins and working capital, our business will be jeopardized, and we may not be able to continue. If we are unable to make required debt payments, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations, including a potential bankruptcy filing.

Defaults Under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. As a result, the debt associated with these obligations was classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2020 and 2019. See “Part II, Item 8. Financial Statements and Supplementary Data, Notes (1), (3), (10), and (11)” for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations.

Third-Party Defaults
●
Veritex Loans – Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. Any exercise by Veritex of its rights and remedies under our secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. Veritex exercising its rights would also adversely impact the trading price of our common stock and the value of an investment in our common stock, which could lead to holders of our common stock losing their investment in its entirety. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements with Veritex, either upon maturity or if accelerated, (ii) LE and LRM will be able to refinance or restructure the payments of the debt, and/or (iii) Veritex, as first lien holder, will provide future default waivers. The borrowers continue in active dialogue with Veritex. As of the filing date of this report, payments under the Veritex loans were current, but other defaults remained outstanding.

Blue Dolphin Energy Company	December 31, 2020	Page 7

Business

●
Amended Pilot Line of Credit – Upon maturity of the Pilot Line of Credit in May 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Obligations”). Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Obligations began to accrue interest at a default rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Pursuant to a June 1, 2020 notice, Pilot began applying Pilot’s payment obligations to NPS under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May 2019, between NPS and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between NPS and Pilot, against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. Such tank lease setoff amounts only partially satisfy NPS’ obligations under the Amended Pilot Line of Credit, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the twelve-month periods ended December 31, 2020 and 2019, the tank lease setoff amounts totaled $1.3 million and $0, respectively. For the twelve-month periods ended December 31, 2020 and 2019, the amount of interest NPS incurred under the Amended Pilot line of credit totaled $1.0 million and $0, respectively.

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the SBA EIDLs was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Obligations, including through use of the proceeds of the SBA EIDLs. Pilot also notified the SBA that the liens securing the SBA EIDLs are junior to those securing the Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the SBA EIDLs, no further action has been taken by Pilot as of the filing date of this report.

Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. NPS and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue working with NPS to settle the Obligations. NPS and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. NPS’s ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that it now faces could intensify. In the event we are unsuccessful in such endeavors, NPS may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

●
Notre Dame Debt – Pursuant to a 2015 subordination agreement, the holder of the Notre Dame Debt agreed to subordinate their right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, no payments have been made under the subordinated Notre Dame Debt and the holder of the Notre Dame Debt has taken no action as a result of the non-payment.

Our financial health could be materially and adversely affected by defaults in our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic has resulted in significant financial constraints on producers, which in turn has resulted in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the twelve-month period ended December 31, 2020, our refinery experienced downtime as a result of lack of crude due to cash constraints.

Related-Party Defaults
Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits.

Blue Dolphin Energy Company	December 31, 2020	Page 8

Business

Margin Deterioration and Volatility. Our refining margins generally improve in an environment of higher crude oil and refined product prices, and where the spread between crude oil prices and refined product prices widen. Steps taken early on to address the COVID-19 pandemic globally and nationally, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply in 2020. In addition, actions by members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets. In response to margin deterioration and volatility, we adjust throughput and production at the Nixon refinery based on prevailing market conditions. Although federal, state, and local governments and health officials have made strides to contain the virus, treat its effects, and implement vaccine programs and OPEC has since agreed to certain production cuts, oil prices have remained depressed and oversupply and lack of demand in the market persists. Oil and refined product prices and demand are expected to remain volatile for the foreseeable future, and we cannot predict when prices and demand will improve and stabilize. As of the date of this report the Nixon refinery is still operating at reduced throughput levels and we expect it to continue to do so until market conditions substantially improve. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we expect that these events will continue to have a material adverse effect on our financial position or results of operations.

Historic Net Losses and Working Capital Deficits.
Net Losses
Net loss for the twelve months ended December 31, 2020 was $14.5 million, or a loss of $1.15 per share, compared to net income of $7.4 million, or income of $0.66 per share, for the twelve months ended December 31, 2019. The significant increase in net loss during the twelve months ended December 31, 2020 was the result of: (1) lower refining margins associated with commodity price volatility, as noted above, and (2) lower throughput volumes and barrels sold. Net income for the twelve months ended December 31, 2019 included a $9.1 million gain on the extinguishment of debt related to the GEL Settlement.

Working Capital Deficits
We had a working capital deficit of $72.3 million and $59.4 million at December 31, 2020 and 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $22.9 million and $19.6 million at December 31, 2020 and 2019, respectively. Cash and cash equivalents, restricted cash (current portion), and restricted cash, noncurrent were as follow:

	December 31,
	2020	2019
	(in thousands)

Cash and cash equivalents	$549	$72
Restricted cash (current portion)	48	49
Restricted cash, noncurrent	514	547
Total	$1,111	$668

See “Part I, Item 1A. Risk Factors” and “Part II, Item 8. Financial Statements and Supplementary Data, Note (1)” regarding going concern factors and associated risks.

Operating Risks
Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. As discussed under “Part I, Item 1. Business —Going Concern” and throughout this report, we are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, remained open. As U.S. federal, state, and local officials address surging coronavirus cases and roll out COVID-19 vaccines, we expect to continue operating. Governmental mandates, while necessary to address the virus, will result in further business and operational disruptions, including demand destruction, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and workforce availability.

Despite this, management believes that it has taken all prudent steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a low oil price environment. We are managing cash flow by optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. At the Nixon facility, we adjust throughput and production based on prevailing market conditions. Facility-dependent personnel, including those needed to maintain the Nixon facility, report to the facility under strict protocols that are designed to ensure personnel health and safety. We are also supporting non-facility-dependent personnel through remote work and virtual meeting technology, and we are encouraging all personnel to follow local guidance. All non-essential business travel and attendance at conferences, trainings, and other gatherings have been suspended.

Blue Dolphin Energy Company	December 31, 2020	Page 9

Business

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

Capital Improvement Expansion Project. During 2020, we safely completed a 5-year capital improvement expansion project of the Nixon facility. The expansion project involved the construction of nearly 1.0 million bbls of new petroleum storage tanks, smaller efficiency improvements to the refinery, and acquisition of refurbished refinery equipment for future deployment. The increase in petroleum storage capacity has helped with de-bottlenecking the Nixon refinery. Additional petroleum storage capacity will allow for increased refinery throughput of up to approximately 30,000 bpd while deployment of various refurbished refinery equipment will help improve processing capacity and increase the Nixon refinery’s complexity. The total cost of the project, which was funded through the Veritex loans, was approximately $32.5 million.

Crude Oil and Condensate Supply.  Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Pilot. Under the initial term of the crude supply agreement, Pilot will sell us approximately 24.8 million net bbls of crude oil. Thereafter, the crude supply agreement will continue on a one-year evergreen basis. Effective March 1, 2020, Pilot assigned its rights, title, interest, and obligations in the crude supply agreement to Tartan Oil LLC, a Pilot affiliate. Either party may terminate the crude supply agreement by providing the other party 60 days prior written notice. Pilot also stores crude oil at the Nixon facility under two terminal services agreements. Under the terminal services agreements, Pilot stores crude oil at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity. Although the initial term of the terminal services agreement expired April 30, 2020, the agreement renewed on a one-year evergreen basis. Either party may terminate the terminal services agreement by providing the other party 60 days prior written notice. However, the terminal services agreement will automatically terminate upon expiration or termination of the crude supply agreement. In addition, sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic has resulted in significant financial constraints on producers, which in turn has resulted in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the twelve-month period ended December 31, 2020, our refinery experienced downtime as a result of lack of crude due to cash constraints.

Products and Markets. Our market is the Gulf Coast region of the U.S., which is represented by the EIA as Petroleum Administration for PADD 3.  We sell our products primarily in the U.S. within PADD 3. Occasionally, we sell refined products to customers that export to Mexico.

The Nixon refinery’s product slate is moderately adjusted based on market demand. We currently produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO.  Our jet fuel is sold to an Affiliate, which is HUBZone certified. The product sales agreement with the Affiliate has a 1-year term expiring the earliest to occur of March 31, 2022 plus 30-day carryover or delivery of the maximum quantity of jet fuel. Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

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

Blue Dolphin Energy Company	December 31, 2020	Page 10

Business

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

The Nixon refinery periodically experiences planned and unplanned temporary shutdowns. Unplanned shutdowns can occur for a variety of reasons, including voluntary regulatory compliance measures, cessation or suspension by regulatory authorities, disabled equipment, or lack of crude due to cash constraints. However, in Texas the most typical reason is excessive heat or power outages from high winds and thunderstorms. The Nixon refinery did not incur significant damage related to freezing temperatures in February 2021. However, the plant was down for approximately 8 days as a result of lost external power. Planned turnarounds are used to repair, restore, refurbish, or replace refinery equipment. Refineries typically undergo a major turnaround every three to five years. Since the Nixon refinery was placed back in service in 2012 (commonly referred to as “recommissioning”), turnarounds are needed more frequently for unanticipated maintenance or repairs.

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

Capital Improvement Expansion Project. As previously noted, we completed a 5-year capital improvement expansion project of the Nixon facility during 2020. Tolling and terminaling capital improvements primarily related to construction of new petroleum storage tanks to significantly increase petroleum storage capacity. Increased petroleum storage capacity will provide an opportunity to generate additional tolling and terminaling revenue.

Products and Customers. The Nixon facility’s petroleum storage tanks and infrastructure are primarily suited for crude oil and condensate and refined products, such as naphtha, jet fuel, diesel, and fuel oil. Storage customers are typically refiners in the lower portion of the Texas Triangle (the Houston – San Antonio – Dallas/Fort Worth area). Shipments are received and redelivered from within the Nixon facility via pipeline or from third parties via truck. Contract terms range from month-to-month to three years.

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

Blue Dolphin Energy Company	December 31, 2020	Page 11

Business

Inactive Operations
We own certain other pipeline and facilities assets and have leasehold interests in oil and gas properties. These assets, which are shown below and included in corporate and other, are not operational and are fully impaired. We fully impaired our pipeline assets in 2016 and our oil and gas leasehold interests in 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the twelve months ended December 31, 2020 and 2019. See “Part II, Item 8. Financial Statements and Supplementary Data, Note (16)” related to pipelines and platform decommissioning requirements and related risks.
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

Personnel
We have no employees. We rely on an Affiliate to manage our facilities pursuant to the Amended and Restated Operating Agreement. Services under the Amended and Restated Operating Agreement include personnel serving in a variety of capacities, including, but not limited to corporate executives, operations and maintenance, environmental, health and safety, and administrative and professional services. At December 31, 2020, the Affiliate had a total of 199 employees, 161 full-time and 38 part-time. No personnel were covered by collective bargaining agreements. See “Part II, Item 8. Financial Statements and Supplementary Data, Note (3)” for additional disclosures related to Affiliate arrangements.

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

Blue Dolphin Energy Company	December 31, 2020	Page 12

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

Blue Dolphin Energy Company	December 31, 2020	Page 13

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

We are required by BOEM to: (i) maintain acceptable financial assurance (pipeline bonds) for the decommissioning of our assets offshore in federal waters and (ii) decommission these assets following a certain period of inactivity. As of December 31, 2020, we maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM. As of December 31, 2020, we maintained $2.6 million in AROs related to abandonment of these assets. See “Part I, Item 1A. Risk Factors” and “Part II, Item 8. Financial Statements and Supplementary Data, Notes (12) and (16)” for additional disclosures related to idle iron decommissioning requirements for our pipelines and facilities assets and related risks.

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

Blue Dolphin Energy Company	December 31, 2020	Page 14

Risk Factors

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

A.
Risks Related to the COVID-19 Pandemic

A1.
The outbreak of the COVID-19 pandemic significantly affected our liquidity, business, financial condition, and results of operations in 2020 and may continue to do so thereafter. There can be no assurance that our liquidity, business, financial condition, and results of operations will revert to pre-2020 levels once the impacts of COVID-19 pandemic cease.

The outbreak of the COVID-19 pandemic negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for petroleum products in 2020 and is expected to continue in 2021. The COVID-19 pandemic also created simultaneous shocks in oil supply, demand, and pricing resulting in an economic challenge to our industry which has not occurred since our formation. The COVID-19 pandemic and related governmental responses, as well as developments in the global oil markets, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability of workforces. As a result of commodity price volatility and decreased demand for our products, our business results and cash flows were significantly adversely impacted by the COVID-19 pandemic. Specifically, Blue Dolphin’s income and cash flow from operations reflected a loss of $7.9 million and use of cash of $3.9 million, respectively, for the twelve months ended December 31, 2020 compared to income of $5.5 million and use of cash of $8.2 million, respectively, for the twelve months ended December 31, 2019. We expect the combination of abnormal volatility in commodity prices and significant decreased demand for our refined products to continue for the foreseeable future.

The duration of the impact of the COVID-19 pandemic and the related market developments is unknown. The continued negative impact of these events on our business and operations will depend on the ongoing severity, location and duration of the effects and spread of COVID-19, the effectiveness of vaccine programs, other actions undertaken by federal, state, and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume in 2021 or thereafter. We continue to take measures to lessen the impact of the pandemic on our operations and limit the spread of the virus among personnel. For example, we operated the Nixon facility at reduced rates in 2020 based on market conditions and staffing levels, and we expect to continue adjusting the facility’s operating rate until market and other conditions substantially improve. We have carefully evaluated projects and, as a result, have limited or postponed projects and other non-essential work. We have planned a level of capital expenditures we believe will allow us to satisfy and comply with all required safety, environmental, and planned regulatory capital commitments and other regulatory requirements, although there are no assurances that we will be able to continue to do so. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak of the virus at one of our locations, may impair our operations, subject us to fines or penalties assessed by governmental authorities, and/or result in an environmental or safety incident. We may also be subject to liability as a result of claims against us by impacted workers or third parties.

Continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition, cash flows, and our ability to service our indebtedness and other obligations. There can also be no assurance that our liquidity, business, financial condition, and results of operations will revert to pre-2020 levels once the impacts of the COVID-19 pandemic cease. To the extent the COVID-19 pandemic continues to adversely affect our business, financial condition, results of operations and liquidity, it may also have the effect of heightening many of the other risks associated with our company, our business, and our industry, as those risk factors are amended or supplemented by reports and documents that we file with the SEC after the date of this Form 10-K.

A2.
The persistence or worsening of market conditions related to the COVID-19 pandemic may require us to raise additional capital to operate our business or refinance existing debt on terms that are not acceptable to us or not at all.

Our primary cash requirements relate to: (i) purchasing crude oil and condensate for the operation of the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Amended and Restated Operating Agreement and (iii) servicing debt. In instances where we experience a working capital deficit, we have historically relied on Affiliates to meet our liquidity needs. We are actively exploring additional financing; however, we currently have no arrangements for additional capital and no assurances can be given that we will be able to raise sufficient capital when needed, on acceptable terms, or at all.

The effects of the COVID-19 pandemic on macroeconomic conditions and the capital markets make it more challenging to raise capital. Adverse effects include a global tightening of credit and liquidity, reduced availability, increased cost of credit, and a slow down the decision-making of financial institutions. These factors could materially and negatively affect the availability, timing, and cost for which we may obtain any additional funding for working capital purposes or to refinance existing debt. If we are unable to raise sufficient additional capital in the very near term, we may further default on our payment obligations under certain of our existing debt obligations. Without additional financing, it remains unclear whether we will have or can obtain sufficient liquidity to withstand COVID-19 disruptions to our business.

Blue Dolphin Energy Company	December 31, 2020	Page 15

Risk Factors

A3.
Continued or further deterioration in demand for our refined products could negatively affect our operations and financial condition.

Business closings and layoffs in the markets we operate have adversely affected demand for our refined products. Sustained deterioration of general economic conditions or weak demand levels persisting in 2021 could require additional actions on our part, such as temporarily or permanently ceasing to operate the Nixon facility to lower our operating costs or reconfigure the Nixon facility to increase flexibility to be responsive to evolving market conditions, including potentially pivoting to renewable fuels. There may be significant incremental costs or impairment charges associated with such actions. Continued or further deterioration of economic conditions may harm our liquidity and ability to repay our outstanding debt and the trading price of Blue Dolphin’s Common Stock.

A4.
Potential impairment in the carrying value of long-lived assets could negatively affect our operating results.

We have a significant amount of long-lived assets on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment annually or whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause the undiscounted estimated pretax cash flows for long-lived assets to fall below their carrying value, we may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of our long-lived assets include lower realized refining margins, decreased refinery production, other factors leading to a reduction in expected long-term sales or profitability, or significant changes in the manner of use for the assets or the overall business strategy.

In this challenging business environment, we continuously monitor our assets for impairment, as well as optimization opportunities. We evaluated our refinery and facilities assets for impairment as of June 30, September 30, and December 31, 2020. Although no indicators of asset impairment were identified as of each reporting period indicated, an impairment may be required in the future as the long-term impact of the crisis becomes clearer, losses continue to be material, or as new opportunities arise, such as reconfiguration of the Nixon refinery into a renewable fuels facility.

Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. Should our assumptions significantly change in future periods, it is possible we may later determine the carrying values of our refinery and facilities assets exceed the undiscounted estimated pretax cash flows, which would result in a future impairment charge.

B.
Risks Related to Our Business and Industry

B1.
Management has determined that there is, and the report of our independent registered public accounting firm expresses, substantial doubt about our ability to continue as a going concern.

Management has determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements, margin deterioration and volatility, and historic net losses and working capital deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.A ‘going concern’ opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern depends on sustained positive operating margins and having working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt.  Without positive operating margins and working capital, our business will be jeopardized, and we may not be able to continue. If we are unable to make required debt payments, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations, including potentially filing for bankruptcy.

B2.
We have inadequate liquidity to sustain operations due to defaults under our secured loan agreements, margin deterioration and volatility, and historic net losses and working capital deficits, any of which could have a material adverse effect on us.

We currently rely on revenue from operations, including sales of refined products and rental of petroleum storage tanks, and Affiliates to meet our liquidity needs. Our short-term working capital needs are primarily related to acquisition of crude oil and condensate to operate the Nixon refinery, repayment of short-term debt obligations, and capital expenditures for maintenance, upgrades, and refurbishment of equipment at the Nixon facility. Our long-term working capital needs are primarily related to repayment of long-term debt obligations. In addition, we continue to utilize capital to reduce operational, safety and environmental risks. We may incur substantial compliance costs relating to any new environmental, health and safety regulations. Our liquidity will affect our ability to satisfy any of these needs.

Blue Dolphin Energy Company	December 31, 2020	Page 16

Risk Factors

We had a working capital deficit of $72.3 million and $59.4 million at December 31, 2020 and 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $22.9 million and $19.6 million at December 31, 2020 and 2019, respectively. Cash and cash equivalents, restricted cash (current portion), and restricted cash (noncurrent) were as follow:

	December 31,
	2020	2019
	(in thousands)

Cash and cash equivalents	$549	$72
Restricted cash (current portion)	48	49
Restricted cash, noncurrent	514	547
Total	$1,111	$668

In instances where we experience a working capital deficit, we have historically relied on Affiliates to meet our liquidity needs. We are actively exploring additional financing; however, we currently have no arrangements for additional capital and no assurances can be given that we will be able to raise sufficient capital when needed, on acceptable terms, or at all. If we are unable to raise sufficient additional capital in the very near term, we may further default on our payment obligations under certain of our existing debt obligations. Without additional financing, it remains unclear whether we will have or can obtain sufficient liquidity to withstand COVID-19 disruptions to our business. If we do not have sufficient liquidity, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations, including potentially filing for bankruptcy.

B3.
Our substantial current debt, which is included in the current portion of long-term debt (in default), long-term debt, related party (in default), and line of credit payable (in default), could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of December 31, 2020 and 2019, we had current debt of $57.7 million and $51.3 million, respectively, consisting of bank debt, related party debt, and a line of credit payable. Blue Dolphin, as parent company, has guaranteed the indebtedness of certain subsidiaries. In addition, Affiliates have guaranteed the indebtedness of Blue Dolphin and certain of its subsidiaries. This level of debt in current liabilities and the cross guarantee agreements could have important consequences, such as: (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth, or for other purposes; (ii) increasing the cost of future borrowings; (iii) limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make payments on our debt; (iv) placing us at a competitive disadvantage compared to competitors with less debt; and (v) increasing our vulnerability to adverse economic and industry conditions.

As of the filing date of this report, we were current with the monthly payments required under our bank debt; however, partial payments are being made monthly to the line of credit payable as a tank lease setoff using amounts NPS is due from Pilot under two tank lease agreements. Our ability to service our debt is dependent upon, among other things, business conditions, our financial and operating performance, our ability to raise capital, and regulatory and other factors, many of which are beyond our control. If our working capital is not sufficient to service our debt, and any future indebtedness that we incur, our business, financial condition, and results of operations will be materially adversely affected.

B4.
Our ability to regain compliance with the terms of our outstanding indebtedness depends on us generating sufficient cash flow to meet debt service obligations or refinancing or restructuring the debt.

As described elsewhere in this report, we are in default under our secured loan agreements with third parties and related parties. Defaults include events of default and financial covenant violations, as follow:

●
Veritex – At December 31, 2020, LE and LRM were in violation of the debt service coverage ratio, current ratio, and debt to net worth ratio financial covenants under our secured loan agreements with Veritex. As of the filing date of this report, payments under the Veritex loans were current, but other defaults remained outstanding.

●
Pilot – The Amended Pilot Line of Credit matured in May 2020. Pursuant to a June 1, 2020 notice, Pilot began applying Pilot’s payment obligations to NPS under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May 2019, between NPS and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between NPS and Pilot, against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. The tank lease setoff amounts only partially satisfy NPS’ obligations to Pilot, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the twelve-month periods ended December 31, 2020 and 2019, the tank lease setoff amounts totaled $1.3 million and $0, respectively. For the twelve-month periods ended December 31, 2020 and 2019, the amount of interest NPS incurred under the Amended Pilot line of credit totaled $1.0 million and $0, respectively.  On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the SBA EIDLs was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Obligations, including through use of the proceeds of the SBA EIDLs. Pilot also notified the SBA that the liens securing the SBA EIDLs are junior to those securing the Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the SBA EIDLs, no further action has been taken by Pilot as of the filing date of this report.

Blue Dolphin Energy Company	December 31, 2020	Page 17

Risk Factors

●
Notre Dame Debt – Pursuant to a 2015 subordination agreement, the holder of the Notre Dame Debt agreed to subordinate their right to payments from LE, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, no payments have been made under the subordinated Notre Dame Debt and the holder of the Notre Dame Debt has taken no action as a result of the non-payment.

●
Related Party Debt – Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits. Replated party debt, which is currently in default, represents such working capital borrowings.

Defaults under our secured loan agreements with third parties permit Veritex and Pilot to declare the amounts owed under these loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with secured loan agreements with third parties and related parties was classified within the current portion of long-term debt (in default), long-term debt, related party (in default), and line of credit payable (in default) on our consolidated balance sheets at December 31, 2020 and 2019.

Our ability to regain compliance with the terms of our outstanding indebtedness depends on our ability to generate sufficient cash flow to meet debt service obligations or refinance or restructure the debt. This is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. We can provide no assurance that our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements. Continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition, cash flows, and our ability to service our indebtedness and other obligations. There can also be no assurance that our liquidity, business, financial condition, and results of operations will revert to pre-2020 levels once the impacts of the COVID-19 pandemic cease. Given the current financial markets, we can provide no assurance that we can successfully generate sufficient cash from operations to repay our outstanding debt or otherwise restructure or refinance the debt. We could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that it now faces could intensify. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that it now faces could intensify. In the event we are unsuccessful in such endeavors, we may be unable to pay the amounts outstanding, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

B5.
Our business, financial condition, and operating results may be adversely affected by increased costs of capital or a reduction in the availability of credit.

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

Blue Dolphin Energy Company	December 31, 2020	Page 18

Risk Factors

B6.
Restrictive covenants in our debt instruments may limit our ability to undertake certain types of transactions, which could adversely affect our business, financial condition, results of operations, and our ability to service our indebtedness.

Various covenants in our debt instruments may restrict our financial flexibility in a number of ways. Our current indebtedness subjects us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of our debt instruments also require us to satisfy or maintain certain financial condition tests in certain circumstances. Our ability to meet these financial condition tests can be affected by events beyond our control and we may not meet such tests. In addition, a failure to comply with the provisions of our existing debt could result in a further event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Events beyond our control, including the impact of the COVID-19 pandemic and related governmental responses, volatility in commodity prices, and extreme weather resulting from climate change may affect our ability to comply with our covenants. If we are unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full.

During the twelve-month period ended December 31, 2020, we received two small loans totaling $0.3 million in the aggregate under federal or other governmental programs to support our operations as a result of the COVID-19 pandemic. Loans provided or guaranteed by the U.S. government, including pursuant to the Coronavirus Aid, Relief and Economic Security Act, signed into law on March 27, 2020, subject us to additional restrictions on our operations, including limitations on personnel headcount and compensation reductions and other cost reduction activities that could adversely affect us.

B7.
Affiliates hold a significant ownership interest in us and exert significant influence over us, and their interests may conflict with the interests of our other stockholders; Affiliate transactions may cause conflicts of interest that may adversely affect us.

Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report and, by virtue of such stock ownership, can control or exert substantial influence over us, including:

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

B8.
The dangers inherent in oil and gas operations could expose us to potentially significant losses, costs or liabilities, and reduce our liquidity.

Oil and gas operations are inherently subject to significant hazards and risks. These hazards and risks include, but are not limited to, fires, explosions, ruptures, blowouts, spills, third-party interference and equipment failure, any of which could result in interruption or termination of operations, pollution, personal injury and death, or damage to our assets and the property of others. These risks could result in substantial losses to us from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other severe weather conditions, and more extensive governmental regulation. These regulations may, in certain circumstances, impose strict liability for pollution damage or result in the interruption or termination of operations. These risks could harm our reputation and business, result in claims against us, and have a material adverse effect on our results of operations and financial condition.

Blue Dolphin Energy Company	December 31, 2020	Page 19

Risk Factors

B9.
The geographic concentration of our assets creates a significant exposure to the risks of the regional economy and other regional adverse conditions.

Our primary operating assets are in Nixon, Texas in the Eagle Ford Shale, and we market our refined products in a single, relatively limited geographic area. In addition, we have facilities and related onshore pipeline assets in Freeport, Texas, and offshore pipelines and oil and gas properties in the Gulf of Mexico. As a result, our operations are more susceptible to regional economic conditions than our more geographically diversified competitors. Any changes in market conditions, unforeseen circumstances, or other events affecting the area in which our assets are located could have a material adverse effect on our business, financial condition, and results of operations. These factors include, among other things, changes in the economy, weather, demographics, and population.

B10.
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

B11.
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

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations, or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. Expenditures or costs for environmental compliance could have a material adverse effect on our results of operations, financial condition, and profitability. For example, President Biden has issued an executive order seeking to adopt new regulations and policies to address climate change and to consider suspending, revising, or rescinding prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. The current administration may take further actions that could restrict or limit operations as currently conducted at the Nixon Facility.

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

B12.
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

Blue Dolphin Energy Company	December 31, 2020	Page 20

Risk Factors

B13.
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

Changes in the insurance markets subsequent to certain hurricanes and other natural disasters have made it more difficult and more expensive to obtain certain types of coverage. The occurrence of an event that is not fully covered by insurance, or failure by one or more of our insurers to honor its coverage commitments for an insured event, could have a material adverse effect on our business, financial condition, and results of operations. Insurance companies may reduce the insurance capacity they are willing to offer or may demand significantly higher premiums or deductibles to cover our assets. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. There is no assurance that our insurers will renew their insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.

B14.
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

At December 31, 2020 and 2019, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of December 31, 2020 and 2019.

B15.
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

B16.
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

Blue Dolphin Energy Company	December 31, 2020	Page 21

Risk Factors

B17.
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

B18.
We face various risks associated with increased activism against oil and natural gas companies.

Opposition toward oil and natural gas companies has been growing globally and is particularly pronounced in the United States. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, human rights, environmental matters, sustainability, and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain operations such as drilling and development. Any restrictions or limitations on our business or operations resulting from such opposition could have a material adverse effect on our financial condition and results of operations.

B19.
An outbreak of another highly infectious or contagious disease could adversely affect the combined company’s business, financial condition, and results of operations.

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 22

Risk Factors

C.
Risks Related to Our Operations

C1.
Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital.

Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. Our financial results are primarily affected by the relationship between our crude oil and condensate acquisition costs, the prices at which we ultimately sell our refined products, and the volume of refined products that we sell, all of which depend upon numerous factors beyond our control. The prices at which we sell our refined products are strongly influenced by the commodity price of crude oil. If crude oil prices increase, our ‘refinery operations’ business segment margins will fall unless we can pass along these price increases to our wholesale customers. Increases in the selling prices for refined products typically trail the rising cost of crude oil and may be difficult to implement when crude oil costs increase dramatically over a short period. Sharp decreases in refined product market demand, such as the record low demand that has occurred because of widespread COVID-19 related travel restrictions, can adversely affect our refining margins.

C2.
The price volatility of crude oil, other feedstocks, refined products, and fuel and utility services may have a material adverse effect on our earnings, cash flows, and liquidity.

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
●
commodities speculation;
●
natural disasters (such as hurricanes and tornadoes), accidents, interruptions in transportation, inclement weather, or other events that can cause unscheduled shutdowns or otherwise adversely affect our refineries;
●
federal and state governmental regulations and taxes; and
●
local factors, including market conditions, weather, and the level of operations of other refineries and pipelines in our markets.

C3.
Our future success depends on our ability to acquire sufficient levels of crude oil on favorable terms to operate the Nixon refinery.

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. Although we have no crude oil reserves and are not engaged in the exploration or production of crude oil, we believe that will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future. We have a long-term crude supply agreement in place with Pilot. In April 2020, the crude supply agreement renewed on a one-year evergreen basis. Pilot may terminate the crude supply agreement at any time by providing us 60 days prior written notice. We may terminate the agreement at any time during a renewal term by giving Pilot 60 days prior written notice.

Pilot also stores crude oil at the Nixon facility under a terminal services agreement Under the terminal services agreement, Pilot stores crude oil at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity. In April 2020, the terminal services agreement renewed on a one-year evergreen basis. Either party may terminate the terminal services agreement by providing the other party 60 days prior written notice. The terminal services agreement will automatically terminate upon expiration or termination of the crude supply agreement.

Blue Dolphin Energy Company	December 31, 2020	Page 23

Risk Factors

Our financial health could be adversely affected by defaults under our secured loan agreements, margin deterioration and volatility, and historic net losses and working capital deficits, which could impact our ability to acquire crude oil and condensate. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the twelve-month period ended December 31, 2020, our refinery experienced downtime as a result of lack of crude due to cash constraints.

C4.
Downtime at the Nixon refinery could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.

The Nixon refinery periodically experiences planned and unplanned temporary shutdowns. Unplanned shutdowns can occur for a variety of reasons, including voluntary regulatory compliance measures, cessation or suspension by regulatory authorities, disabled equipment, or lack of crude due to cash constraints. However, in Texas the most typically reason is excessive heat or power outages from high winds and thunderstorms. The Nixon refinery did not incur significant damage related to freezing temperatures in February 2021. However, the plant was down for approximately 8 days as a result of lost external power. Planned turnarounds are used to repair, restore, refurbish, or replace refinery equipment. Refineries typically undergo a major turnaround every three to five years. Since the Nixon refinery is still in the recommissioning phase, turnarounds are needed more frequently for unanticipated maintenance or repairs.

We are particularly vulnerable to disruptions in our operations because all our refining operations are conducted at a single facility. Refinery downtime in 2020 totaled 42 days compared to 21 days in 2019. Refinery downtime in 2020 primarily related to lack of crude due to cash restraints, a maintenance turnaround, and equipment repairs while refinery downtime in 2019 primarily related to a maintenance turnaround and equipment repairs. Significant refinery downtime in 2020 negatively impacted refinery throughput, refinery production, and capacity utilization rate. Any scheduled or unscheduled downtime will result in lost margin opportunity, potential increased maintenance expense, and a reduction of refined products inventory, which could reduce our ability to meet our payment obligations.

C5.
We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate. Further, Affiliates may, but are not required to, fund our working capital requirements in the event our internally generated cash flows and other sources of liquidity are inadequate.

If we are unable to generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or pursue our business strategies, any of which could have a material adverse effect on our results of operations or liquidity. We currently rely on revenue from operations, including sales of refined products and rental of petroleum storage tanks, and Affiliates to meet our liquidity needs. At December 31, 2020 and 2019, accounts payable, related party totaled $0.2 million and $0.1 million, respectively. At December 31, 2020 and 2019, long-term debt and accrued interest, related party combined totaled $18.5 million and $8.2 million, respectively.

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

C6.
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

C7.
Loss of business from, or the bankruptcy or insolvency of, one or more of our significant customers, one of which is an Affiliate, could have a material adverse effect on our financial condition, results of operations, liquidity, and cash flows.

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

Blue Dolphin Energy Company	December 31, 2020	Page 24

Risk Factors

Our customers have a variety of suppliers to choose from. As a result, they can make substantial demands on us, including demands for more favorable product pricing or contractual terms. Our ability to maintain strong relationships with our principal customers is essential to our future performance. Our operating results could be harmed if a key customer is lost, reduces their order quantity, requires us to reduce our prices, is acquired by a competitor, or suffers financial hardship. Additionally, our profitability could be adversely affected if there is consolidation among our customer base and our customers command increased leverage in negotiating prices and other terms of sale. We could decide not to sell our refined products to a certain customer if, because of increased leverage, the customer pressures us to reduce our pricing such that our gross profits are diminished, which could result in a decrease in our revenue. Consolidation may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors, and cancellations of orders, each of which could harm our operating results. Loss of business from, or the bankruptcy or insolvency of, one or more of our major customers could similarly affect our financial condition, results of operations, liquidity, and cash flows.

One of our significant customers is an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification. The Affiliate accounted for 28.7% and 31.3% of total revenue from operations in 2020 and 2019, respectively. The Affiliate represented approximately $0 and $1.4 million in accounts receivable at December 31, 2020 and 2019, respectively. The amounts will be paid under normal business terms. Amounts outstanding relating to the Jet Fuel Sales Agreement can significantly vary period to period based on the timing of the related sales and payments received. Amounts we owed to LEH under various long-term debt, related-party agreements totaled $9.1 million and $6.2 million at December 31, 2020 and 2019, respectively.

	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable December 31,

2020	3	70.8%	$0

2019	4	96.5%	$1.7 million

C8.
We are dependent on third parties for the transportation of crude oil and condensate into and refined products out of our Nixon facility; if these third parties become unavailable to us, our ability to process crude oil and condensate and sell refined products to wholesale markets could be materially and adversely affected.

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

C9.
Our suppliers source a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale and may experience interruptions of supply from that region.

Our suppliers source a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale. Consequently, we may be disproportionately exposed to the impact of delays or interruptions of supply from that region caused by transportation capacity constraints, curtailment of production, unavailability of equipment, facilities, personnel or services, significant governmental regulation, severe weather, plant closures for scheduled maintenance, or the interruption of oil or natural gas being transported from wells in that area.

C10.
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

Blue Dolphin Energy Company	December 31, 2020	Page 25

Risk Factors

C11.
Severe weather or other events affecting our facilities, or those of our vendors, suppliers, or customers could have a material adverse effect on our liquidity, business, financial condition, and results of operations.

Our operations are subject to all of the risks and operational hazards inherent in receiving, handling, storing, and transferring crude oil and petroleum products, including: damages to facilities, related equipment and surrounding properties caused by severe weather (such as cold temperatures, hurricanes, floods, and other natural disasters) or other events (such as equipment malfunctions, mechanical or structural failures, explosions, fires, spills, or acts of terrorism) at our facilities or at third-party facilities on which our operations are dependent could result in severe damage or destruction to our assets or the temporary or permanent shut-down of our operations. If we are unable to operate, our liquidity, business, financial condition, and results of operations could be materially affected.

C12.
Regulatory changes, as well as proposed measures that are reasonably likely to be enacted, to reduce greenhouse gas emissions could require us to incur significant costs or could result in a decrease in demand for our refined products, which could adversely affect our business.

Scientific studies have indicated that increasing concentrations of greenhouse gases in the atmosphere can produce changes in climate with significant physical effects, including increased frequency and severity of storms, floods, and other extreme weather events that could affect our operations. Increased concern over the effects of climate change may also affect our customers’ energy strategies, consumer consumption patterns, and government and private sector alternative energy initiatives, any of which could adversely affect demand for petroleum products and have a material adverse effect on our business, financial condition, and results of operations.

Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases, such as carbon dioxide and methane, including proposals to: (i) establish a Cap-and-Trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate greenhouse gases under the existing federal CAA. The EPA has already adopted regulations limiting emissions of greenhouse gases from motor vehicles, addressing the permitting of greenhouse gas emissions from stationary sources, and requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources, including refineries. Various states, individually as well as in some cases on a regional basis, have taken steps to control greenhouse gas emissions, including adoption of greenhouse gas reporting requirements, Cap-and-Trade systems, and renewable portfolio standards.  This has also been a focus of the Biden Administration in its first few months. These and similar regulations could require us to incur costs to monitor and report greenhouse gas emissions or reduce emissions of greenhouse gases associated with our operations.

Requirements to reduce greenhouse gas emissions could result in increased costs to operate and maintain the Nixon facility as well as implement and manage new emission controls and programs. For example, some states have passed regulations, such as Cap-and-Trade and the Low Carbon Fuel Standard, to achieve greenhouse gas emission reductions below set targets by 2030 and beyond. Cap-and-Trade places a cap on greenhouse gases and refiners are required to acquire a sufficient number of credits to cover emissions from their refinery and in-state sales of gasoline and diesel. The Low Carbon Fuel Standard requires an established percentage reduction in the carbon intensity of gasoline and diesel by a specified time period. Compliance with the Low Carbon Fuel Standard is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or refiners are unable to pass through costs to their customers, they must pay a higher price for credits. It is currently uncertain how the current presidential administration or future administrations will address greenhouse gas emissions. In the event we do incur increased costs as a result of increased efforts to control greenhouse gas emissions, we may not be able to pass on any of these costs to our customers. Regulatory requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

C13.
We may not be successful in integrating or pursuing acquisitions in the future.

Although we regularly engage in discussions with, and submit proposals to, acquisition candidates, suitable acquisitions may not be available in the future on reasonable terms. Even if we do identify an appropriate acquisition candidate, we may be unable to successfully negotiate the terms of an acquisition, finance the acquisition, or, if the acquisition occurs, effectively integrate the acquired business into our existing businesses. Negotiations of potential acquisitions and the integration of acquired business operations may require a disproportionate amount of management’s attention and our resources. Even if we complete additional acquisitions, continued acquisition financing may not be available or available on reasonable terms, any new businesses may not generate the anticipated level of revenues, the anticipated cost efficiencies, or synergies may not be realized, and these businesses may not be integrated successfully or operated profitably. Our inability to successfully identify, execute, or effectively integrate future acquisitions may negatively affect our results of operations.

Blue Dolphin Energy Company	December 31, 2020	Page 26

Risk Factors

D.
Risks Related to Pipeline and Facilities Assets, as well as our Pipelines and Oil and Gas Properties

D1.
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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Although we planned to decommission the offshore pipelines and platform assets in the third quarter of 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BOEM and BSEE with updates regarding the project’s status.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2020. At both December 31, 2020 and 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

D2.
Assessment of civil penalties by BSEE for our failure to decommission pipeline and platform assets within the time periods prescribed.

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE on August 15, 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit permit applications for pipeline and platform decommissioning, along with a safe boarding plan for the platform, within six (6) months (no later than February 15, 2020), and develop and implement a safe boarding plan for submission with such permit applications. Further, BSEE proposed that BDPL complete approved, permitted work within twelve (12) months (no later than August 15, 2020). BDPL timely submitted permit applications for decommissioning of the subject offshore pipelines and platform assets to BSEE on February 11, 2020 and the USACOE on March 25, 2020. In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL requested an extension to the INC related to the structural platform surveys, and BSEE approved BDPL’s extension request. The required platform surveys were completed, and the INC was resolved in June 2020. Although we planned to decommission the offshore pipelines and platform assets in the third quarter of 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BSEE with updates regarding the project’s status.

Blue Dolphin Energy Company	December 31, 2020	Page 27

Risk Factors

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2020. At December 31, 2020 and 2019, BDPL maintained $2.4 million and $2.6 million, respectively, in AROs related to abandonment of these assets.

E.
Risks Related to Our Common Stock

E1.
Our stock price has experienced price fluctuations and may continue to do so, resulting in a substantial loss in your investment.

The market for our common stock has been characterized by volatile prices. As a result, investors in our common stock may experience a decrease in the value of their securities, including decreases unrelated to our operating performance or prospects. The market price of our common stock is likely to be highly unpredictable and subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include:

●
Quarterly variations in our operating results and achievement of key business metrics.
●
Changes in the global economy and the local economies in which we operate.
●
Our ability to obtain working capital financing.
●
Changes in the federal, state, and local laws and regulations to which we are subject.
●
Market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors.
●
The departure of any of our key executive officers and directors.
●
Future sales of our securities.

E2.
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

E3.
We are authorized to issue up to a total of 20 million shares of our Common Stock and 2.5 million shares of preferred stock; issuance of additional shares would further dilute the equity ownership of current holders and potentially dilute the share price of our Common Stock.

We periodically issue Common Stock to non-employee directors for services rendered to the Board and to Jonathan Carroll pursuant to the Guaranty Fee Agreements. In the past, we have also issued Common Stock, Preferred Stock, convertible securities (such as convertible notes), and warrants in order to raise capital. We believe that it is necessary to maintain a sufficient number of available authorized shares of our Common Stock and Preferred Stock to provide us with the flexibility to issue Common Stock or Preferred Stock for business purposes that may arise as deemed advisable by our Board. These purposes could include, among other things, (i) future stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; and (iii) for other bona fide purposes. Our Board may authorize us to issue the available authorized shares of Common Stock or Preferred Stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the OTCQX.

The issuance of additional shares of Common Stock or new shares of Preferred Stock, convertible securities, and/or warrants may significantly dilute the equity ownership of the current holders of our Common Stock, affect the rights of our stockholders, or could reduce the market price of our common stock. In addition, the issuance or sale of large amounts of our Common Stock, or the potential for issuance or sale even if they do not actually occur, may have the effect of depressing the market price of our Common Stock.

Blue Dolphin Energy Company	December 31, 2020	Page 28

Risk Factors

E4.
Shares eligible for future sale pursuant to Rule 144 may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, stockholders who have been non-affiliates for the preceding three months may sell shares of our Common Stock freely after six months subject only to the current public information requirement. Affiliates may sell shares of our Common Stock after six months subject to the Rule 144 volume, manner of sale, current public information, and notice requirements. Any substantial sales of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

E5.
We do not expect to pay cash dividends in the foreseeable future and therefore investors should not anticipate cash dividends on their investment.

Under certain of our secured loan agreements, we are restricted from declaring or paying any dividend on our Common Stock without the prior written consent of the lender. We have historically not declared any dividends on our Common Stock and there can be no assurance that cash dividends will ever be paid on our common stock.

E6.
Failure to maintain effective internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Sections 302 and 404(a) of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, management does not expect that the control system can prevent or detect all errors or fraud. Further, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

Management’s evaluation of our internal controls over financial reporting for the twelve months ended December 31, 2020 determined they were ineffective. There is currently not a process in place for formal review of manual journal entries. In addition, we currently lack resources to handle complex accounting transactions. This can result in errors related to the recording, disclosure, and presentation of consolidated financial information in quarterly, annual, and other filings. Prior year audit procedures resulted in significant adjustments related to the accounting for a certain stock issuance in payment of related party debt, as well as deferred revenue relating to consideration received from a supplier. Management has taken steps to address these matters, however, efforts have been affected by remote work arrangements, reduced personnel, business disruption, and a diversion of resources due to the impact of the COVID-19 pandemic. We cannot at this time estimate how long it will take to fully remedy the identified weakness and deficiency, and our initiatives may not prove to be successful in fully remediating the identified weakness and deficiency. Full remediation requires one or more additional period-end financial reporting periods to evaluate effectiveness. Because we are unable to resolve internal control deficiencies in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 29

Properties and Legal Proceedings

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

An Affiliate operates and manages all our properties under the Amended and Restated Operating Agreement. Our owned facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. We believe that all our properties and facilities are adequate for our operations and that are facilities are adequately maintained. At our corporate headquarters, BDSC leases 7,675 square feet of office space in Houston, Texas. The location and general description of our other properties are described within the refinery operations, tolling and terminaling, and inactive operations discussions in “Part I, Item 1. Business”.

BDSC Office Lease Default

Pursuant to a letter dated March 29, 2021, TR 801 Travis LLC, a Delaware limited partnership (“Landlord”), informed BDSC that it was in default under its office lease. BDSC’s failure to pay past due obligations, including rent installments and other charges, constituted an event of default. Landlord is entitled to, and is fully prepared to, immediately exercise any or all of its rights and remedies, without giving BDSC any further notice or demand. Landlord expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Landlord under the office lease or applicable law or equity.

See “Part I, Item 1. Business” and “Part II, Item 8. Financial Statements and Supplementary Data, Notes (4), (10), (12), and (13)” for additional disclosures related to our properties, leases, decommissioning obligations, and assets pledged as collateral.

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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Although we planned to decommission the offshore pipelines and platform assets in the third quarter of 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BOEM and BSEE with updates regarding the project’s status.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2020. At both December 31, 2020 and 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Blue Dolphin Energy Company	December 31, 2020	Page 30

Properties and Legal Proceedings

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

$22.2

In August 2019, the GEL Final Arbitration Award was resolved as a result of the GEL Settlement. Under the GEL Settlement: (i) the mutual releases between the parties became effective, (ii) GEL filed a stipulation of dismissal of claims against LE, and (iii) Blue Dolphin recognized a $9.1 million gain on the extinguishment of debt on its consolidated statements of operations in the third quarter of 2019. Until the GEL Settlement occurred, the debt was reflected on Blue Dolphin’s consolidated balance sheets as accrued arbitration award payable. At both December 31, 2020 and 2019, accrued arbitration award payable was $0.

Other Legal Matters
From time to time, we are involved in legal matters incidental to the routine operation of our business. Such legal matters include mechanic’s liens, contract-related disputes, and administrative proceedings. As of the filing date of this report, we were involved in a contract-related dispute with a counterparty. Management is working to resolve the dispute amicably, however, the potential outcome is unknown. Management does not believe that the contract-related dispute or other matters will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that management's efforts will result in a manageable outcome. If Veritex and/or Pilot exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 31

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

	High Bid	Low Bid		High Bid	Low Bid

2020			2019
December 31	$0.39	$0.11	December 31	$1.16	$0.42
September 30	$0.51	$0.25	September 30	$1.24	$0.95
June 30	$0.53	$0.35	June 30	$1.07	$0.85
March 31	$0.55	$0.35	March 31	$1.25	$0.64

At December 31, 2020, we had 12,693,514 shares of Common Stock outstanding. Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. See “Part I, Item 1A. Risk Factors” for risks associated with investments in our common stock.

Stockholders
At March 31, 2021, we had approximately 270 record holders of our Common Stock. We have approximately 3,000 beneficial holders of our Common Stock.

Dividends
Under certain of our secured loan agreements, we are restricted from declaring or paying any dividend on our Common Stock without the prior written consent of the lender. We have not declared any dividends on our Common Stock during the last two fiscal years.

Sales of Unregistered Securities

Set forth below is information regarding the sale or issuance of shares of Common Stock by us for the twelve months ended December 31, 2020 and 2019 that were not registered under the Securities Act of 1933:
●
On April 30, 2020, we issued an aggregate of 231,065 restricted shares of Common Stock to Jonathan Carroll, which represents payment of the common stock component of guaranty fees for the period November 2019 through March 2020. We recorded income of approximately $0.03 million related to the share issuance.

●
On April 30, 2020, we also issued an aggregate of 135,084 restricted shares of Common Stock to certain of our non-employee, independent directors, which represents payment for services rendered to the Board for the three-month periods ended September 30, 2018, March 31, 2019, September 30, 2019, and March 31, 2020. We recorded income of approximately $0.05 million related to the share issuance.

●
On November 14, 2019, we issued an aggregate of 1,351,851 restricted shares of Common Stock to Jonathan Carroll, which represents payment of the common stock component of the guaranty fees for the period May 2017 through October 2019. During this period payments were not permissible under the GEL Settlement Agreement. We recorded an expense of approximately $0.5 million related to the share issuance.

The sale and issuance of the securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. For the foreseeable future, management does not intend on paying Mr. Carroll the cash portion of guaranty fees due to Blue Dolphin’s working capital deficits. The cash portion will continue to be accrued and added to the principal balance of the March Carroll Note. See “Part II, Item 8. Financial Statements and Supplementary Data, Note (3)” for additional disclosures related to Affiliates and working capital deficits, as well as for information related to the guaranty fee agreements.

Blue Dolphin Energy Company	December 31, 2020	Page 32

Market for Equity, Stockholder Matters and Purchases of Equity Securities

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 33

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

Overview
Blue Dolphin is an independent downstream energy company operating in the Gulf Coast region of the United States. Our subsidiaries operate a light sweet-crude, 15,000-bpd crude distillation tower with more than 1.2 million bbls of petroleum storage tank capacity in Nixon, Texas. Our assets are primarily organized in two segments: refinery operations (owned by LE) and tolling and terminaling services (owned by LRM and NPS). Active subsidiaries that are reflected in corporate and other include BDPL (inactive pipeline assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). See “Part II, Item 8. Financial Statements and Supplementary Data, Note (4)” for more information related to our business segments and properties. Blue Dolphin was formed in 1986 as a Delaware corporation and is traded on the OTCQX under the ticker symbol “BDCO”.

Affiliates
Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. An Affiliate operates and manages all Blue Dolphin properties and has historically funded working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Part II, Item 8. Financial Statements and Supplementary Data, Note (3)” for additional disclosures related to Affiliate agreements and arrangements and risks associated with working capital deficits.

Business Strategy
Our primary business objective is to improve our financial profile by executing the below strategies, modified as necessary, to reflect changing economic conditions and other circumstances:

Optimizing Existing Asset Base	● Operating safely and enhancing health, safety, and environmental systems. ● Planning and managing turnarounds and downtime.

Improving Operational Efficiencies	● Reducing or streamlining variable costs incurred in production. ● Increasing throughput capacity and optimizing product slate. ● Increasing tolling and terminaling revenue.

Seizing Market Opportunities	● Taking advantage of market opportunities as they arise.

Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. Our financial results are primarily affected by the relationship between our crude oil and condensate acquisition costs, the prices at which we ultimately sell our refined products, and the volume of refined products that we sell, all of which depend upon numerous factors beyond our control. The prices at which we sell our refined products are strongly influenced by the commodity price of crude oil. If crude oil prices increase, our ‘refinery operations’ business segment margins will fall unless we can pass along these price increases to our wholesale customers. Increases in the selling price for refined products typically trail the rising cost of crude oil and may be difficult to implement when crude oil costs increase dramatically over a short period. Sharp decreases in refined product market demand, such as the record low demand that has occurred because of widespread COVID-19 related travel restrictions, can adversely affect our refining margins.

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

Blue Dolphin Energy Company	December 31, 2020	Page 34

Management’s Discussion and Analysis

We regularly engage in discussions with third parties regarding the possible purchase of assets and operations that are strategic and complementary to our existing operations. However, we do not anticipate any material acquisition activity in the foreseeable future. Management has determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements, margin deterioration and volatility, and historic net losses and working capital deficits. A ‘going concern’ opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend on sustained positive operating margins and working capital to sustain operations, including the purchase of crude oil and condensate and payments on long-term debt. If we are unable to achieve these goals, our business would be jeopardized, and we may not be able to continue.

Business Operations Update
We continue to proactively address the known impacts of COVID-19. Facility-dependent personnel, including those needed to maintain the Nixon facility, report to the facility under strict protocols that are designed to ensure personnel health and safety. We are also supporting non-facility-dependent personnel through remote work and virtual meeting technology, and we are encouraging all personnel to follow local guidance. All non-essential business travel and attendance at conferences, trainings, and other gatherings have been suspended.

The outbreak of the COVID-19 pandemic negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for petroleum products in 2020 and is expected to continue in 2021. The COVID-19 pandemic also created simultaneous shocks in oil supply, demand, and pricing resulting in an economic challenge to our industry which has not occurred since our formation. The COVID-19 pandemic and related governmental responses, as well as developments in the global oil markets, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability of workforces. As a result of commodity price volatility and decreased demand for our products, our business results and cash flows were significantly adversely impacted by the COVID-19 pandemic. Specifically, Blue Dolphin’s income and cash flow from operations reflected a loss of $7.9 million and a use of cash of $3.9 million, respectively, for the twelve months ended December 31, 2020 compared to income of $5.5 million and a use of cash of $8.2 million, respectively, for the twelve months ended December 31, 2019. The twelve months ended December 31, 2019 included a gain on the extinguishment of debt of $9.1 million. We expect the combination of abnormal volatility in commodity prices and significant decreased demand for our refined products to continue for the foreseeable future.

The duration of the impact of the COVID-19 pandemic and the related market developments is unknown. The continued negative impact of these events on our business and operations will depend on the ongoing severity, location and duration of the effects and spread of COVID-19, the effectiveness of vaccine programs, other actions undertaken by federal, state, and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume in 2021 or thereafter. We continue to take measures to lessen the impact of the pandemic on our operations and limit the spread of the virus among personnel. For example, we operated the Nixon facility at reduced rates in 2020 based on market conditions and staffing levels, and we expect to continue adjusting the facility’s operating rate until market and other conditions substantially improve. We have carefully evaluated projects and, as a result, have limited or postponed projects and other non-essential work. We have planned a level of capital expenditures we believe will allow us to satisfy and comply with all required safety, environmental, and planned regulatory capital commitments and other regulatory requirements, although there are no assurances that we will be able to continue to do so. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak of the virus at one of our locations, may impair our operations, subject us to fines or penalties assessed by governmental authorities, and/or result in an environmental or safety incident. We may also be subject to liability as a result of claims against us by impacted workers or third parties.

The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition, cash flows, and our ability to service our indebtedness and other obligations. There can also be no assurance that our liquidity, business, financial condition, and results of operations will revert to pre-2020 levels once the impacts of the COVID-19 pandemic cease.

2020 Successes
Despite a going concern due to defaults under our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, and the COVID-19 pandemic, management took decisive steps in 2020 to further improve our operations and financial stability. Achieved milestones include:

●
We safely completed a 13-day planned maintenance turnaround and concluded the 5-year capital improvement expansion project of the Nixon facility. The turnaround focused on resolving crude heater issues while the expansion project involved the construction of nearly 1.0 million bbls of new petroleum storage tanks, smaller efficiency improvements to the refinery, and acquisition of refurbished refinery equipment for future deployment. The increase in petroleum storage capacity has helped with de-bottlenecking the Nixon refinery. The additional petroleum storage capacity will allow for increased refinery throughput of up to approximately 30,000 bpd while deployment of various refurbished refinery equipment will help improve processing capacity and increase the Nixon refinery’s complexity.

Blue Dolphin Energy Company	December 31, 2020	Page 35

Management’s Discussion and Analysis

●
Although in place pre-pandemic, we further tightened our cash conservation program to manage cash flow and remain competitive in a low oil price environment. This includes optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. Despite this focus, management is keeping in mind the overall safety of our operations and personnel, as well as the impact to our business over the long-term.

Results of Operations
A discussion and analysis of the factors contributing to our consolidated financial results of operations is presented below and should be in read in conjunction with our financial statements in “Part II, Item 8. Financial Statements and Supplementary Data”. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but they should not serve as the only criteria for predicting future performance.

Major Influences on Results of Operations. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per bbl price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. Steps taken early on to address the COVID-19 pandemic globally and nationally, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply in 2020. In addition, actions by members of OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets. Although federal, state, and local governments and health officials have made strides to contain the virus, treat its effects, and implement vaccine programs and OPEC has since agreed to certain production cuts, oil prices have remained depressed and oversupply and lack of demand in the market persists. Oil and refined product prices and demand are expected to remain volatile for the foreseeable future, and we cannot predict when prices and demand will improve and stabilize. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we expect that these events will continue to have a material adverse effect on our financial position or results of operations.

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

Segment Contribution Margin (Deficit) and Refining Gross Profit (Deficit) per Bbl
Segment contribution margin (deficit) is used to evaluate both refinery operations and tolling and terminaling while refining gross profit (deficit) per bbl is a refinery operations benchmark. Both measures supplement our financial information presented in accordance with U.S. GAAP. Management uses these non-GAAP measures to analyze our results of operations, assess internal performance against budgeted and forecasted amounts, and evaluate future impacts to our financial performance as a result of capital investments. Non-GAAP measures have important limitations as analytical tools. These non-GAAP measures, which are defined in our glossary of terms, should not be considered a substitute for GAAP financial measures. We believe these measures may help investors, analysts, lenders, and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results. See “Part II, Item 7. Management’s Discussion and Analysis and Results of Operations —Non-GAAP Reconciliations” and the financial statements within “Part II, Item 8. Financial Statements and Supplementary Data” for a reconciliation of Non-GAAP measures to U.S. GAAP.

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

Blue Dolphin Energy Company	December 31, 2020	Page 36

Management’s Discussion and Analysis

Consolidated Results. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Twelve Months Ended December 31, 2020 Versus December 31, 2019 (YE 2020 Versus YE 2019)
Overview. Net loss for YE 2020 was $14.5 million, or a loss of $1.15 per share, compared to net income of $7.4 million, or income of $0.66 per share, in YE 2019. The increase in net loss was the result of unfavorable margins per bbl and significantly lower sales volume. YE 2019 included a gain on the extinguishment of debt of $9.1 million.

Total Revenue from Operations. Total revenue from operations decreased nearly 44% to $174.8 million for YE 2020 from $309.3 million for YE 2019. The significant decrease related to a decline in refinery operations revenue as a result of lower commodity pricing per bbl on refined products sold and significantly lower sales volumes in 2020 due to market fluctuations associated with the COVID-19 pandemic. Tolling and terminaling revenue decreased by $0.1 million between the periods to $4.2 million.

Total Cost of Goods Sold. Total cost of goods sold decreased approximately 41% to $176.9 million for YE 2020 from $297.8 million for YE 2019. The significant decrease related to lower commodity prices per bbl for crude oil and chemicals due to market fluctuations associated with the COVID-19 pandemic and significant refinery downtime in 2020, which resulted in lower sales volumes.

Gross Profit (Deficit). Gross deficit was $2.1 million for YE 2020 compared to a gross profit of $11.4 million for YE 2019. The significant decrease in gross profit between the periods primarily related to lower margins per bbl due to market fluctuations associated with the COVID-19 pandemic in 2020.

General and Administrative Expenses. General and administrative expenses decreased nearly 14% to $2.3 million from $2.7 million in YE 2019. The decrease related to significantly lower legal expenses in YE 2020 compared to YE 2019.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization expenses for YE 2020 totaled approximately $2.7 million compared to approximately $2.5 million in YE 2019. The nearly 8% increase primarily related to placing a petroleum storage tank in service.

Total Other Income (Expense). Total other expense in YE 2020 was $6.6 million compared to total other income of $1.9 million in YE 2019, representing a decrease of $8.5 million. Total other expense in YE 2020 primarily related to interest expense associated with our secured loan agreements with Veritex, related-party debt, and the line of credit with Pilot. Total other income in YE 2019 included a $9.1 million gain on the extinguishment of debt related to the GEL Settlement, which was offset by interest and other expense of $7.2 million.

Blue Dolphin Energy Company	December 31, 2020	Page 37

Management’s Discussion and Analysis

Refinery Operations. Our refinery operations business segment is owned by LE. Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land. Refinery operations revenue is derived from refined product sales.

	Twelve Months Ended
	December 31,
	2020	2019
	(in thousands)

Refined product sales	$170,601	$304,924
Less: Total cost of goods sold	(176,862)	(297,827)
Gross profit (deficit)	(6,261)	7,097

Sales (Bbls)	3,916	4,547

Gross Profit (Deficit) per Bbl	$(1.60)	$1.56

	Twelve Months Ended
	December 31,
	2020	2019
	(in thousands)
Net revenue (1)	$170,601	$304,924
Intercompany fees and sales	(2,384)	(2,615)
Operation costs and expenses	(175,201)	(296,502)
Segment Contribution Margin (Deficit)	$(6,984)	$5,807
(1) Net revenue excludes intercompany crude sales.

YE 2020 Versus YE 2019

●
Refining gross deficit per bbl was $1.60 for YE 2020 compared to a gross profit per bbl of $1.56 in YE 2019, representing a decrease of $3.16 per bbl. The significant decrease related to lower margins and significant refinery downtime in 2020 due to market fluctuations associated with the COVID-19 pandemic.
●
Segment contribution margin decreased approximately $12.8 million to a deficit of $7.0 million in YE 2020 compared to profit of $5.8 million in YE 2019. The decrease related to lower margins per bbl and lower sales volume in 2020 due to market fluctuations associated with the COVID-19 pandemic.
●
Refinery downtime increased significantly to 42 days in YE 2020 compared to 21 days in YE 2019. Refinery downtime in 2020 primarily related to lack of crude due to cash restraints, a maintenance turnaround, and equipment repairs while refinery downtime in YE 2019 primarily related to a maintenance turnaround and equipment repairs. Significant refinery downtime in YE 2020 negatively impacted refinery throughput, refinery production, and capacity utilization rate.

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

	Twelve Months Ended
	December 31,
	2020	2019
	(in thousands)
Net revenue (1)	$4,209	$4,338
Intercompany fees and sales	2,384	2,615
Operation costs and expenses	(1,661)	(1,325)
Segment Contribution Margin	$4,932	$5,628
(1) Net revenue excludes intercompany crude sales.

YE 2020 Versus YE 2019

●
Tolling and terminaling net revenue decreased 3% in YE 2020 compared to YE 2019 primarily as a result of lower tank rental revenue and decreased fees collected for ancillary services, such as truck loading/unloading, lab testing, and in-tank and tank-to-tank blending.

●
Intercompany fees and sales, which reflect fees associated with an intercompany tolling agreement tied to naphtha volumes, decreased in YE 2020 compared to YE 2019. Naphtha sales volumes decreased between the periods.

●
Segment contribution margin in YE 2020 decreased 12% to $4.9 million compared to $5.6 million YE 2019. The decrease related to lower revenue and intercompany fees tied to naphtha volumes.

Blue Dolphin Energy Company	December 31, 2020	Page 38

Management’s Discussion and Analysis

Non-GAAP Reconciliations.

Reconciliation of Segment Contribution Margin (Deficit)

	Twelve Months Ended December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin	$(6,984)	$5,807	$4,932	$5,628	$(169)	$(222)	$(2,221)	$11,213
General and administrative expenses(1)	(1,257)	(1,252)	(307)	(262)	(1,381)	(1,756)	$(2,945)	$(3,270)
Depreciation and amortization	(1,186)	(1,913)	(1,296)	(396)	(204)	(181)	$(2,686)	$(2,490)
Interest and other non-operating income (expenses), net	(2,929)	5,668	(2,546)	(2,398)	(1,116)	(1,362)	$(6,591)	$1,908
Income (loss) before income taxes	(12,356)	8,310	783	2,572	(2,870)	(3,521)	(14,443)	7,361
Income tax expense	-	-	-	-	(15)	-	(15)	-
Income (loss) before income taxes	$(12,356)	$8,310	$783	$2,572	$(2,885)	$(3,521)	$(14,458)	$7,361
(1)
General and administrative expenses within refinery operations include the LEH operating fee.

Capital Resources and Liquidity
Considering this period of extreme economic disruption, combined with the weaker commodity price environment, we remain focused on the safe and reliable operation of the Nixon facility and cash conservation. Our primary cash requirements relate to: (i) purchasing crude oil and condensate for the operation of the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Amended and Restated Operating Agreement and (iii) servicing debt. In instances where we experience a working capital deficit, we have historically relied on Affiliates to meet our liquidity needs. We are actively exploring additional financing; however, we currently have no arrangements for additional capital and no assurances can be given that we will be able to raise sufficient capital when needed, on acceptable terms, or at all. If we are unable to raise sufficient additional capital in the very near term, we may further default on our payment obligations under certain of our existing debt obligations. Without additional financing, it remains unclear whether we will have or can obtain sufficient liquidity to withstand COVID-19 disruptions to our business.

We had a working capital deficit of $72.3 million and $59.4 million at December 31, 2020 and 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $22.9 million and $19.6 million at December 31, 2020 and 2019, respectively. Although in place pre-pandemic, we have further tightened our cash conservation program to manage cash flow and remain competitive in a low oil price environment. This includes optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. Despite this focus, management is keeping in mind the overall safety of our operations and personnel, as well as the impact to our business over the long-term.

The duration of the impact of the COVID-19 pandemic and the related market developments is unknown. The continued negative impact of these events on our business and operations will depend on the ongoing severity, location and duration of the effects and spread of COVID-19, the effectiveness of vaccine programs, other actions undertaken by federal, state, and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume in 2021 or thereafter. A sustained period of low crude oil prices due to market volatility associated with the COVID-19 pandemic may also result in significant financial constraints on producers, which could result in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. As a result, we may have to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

During the twelve-month period ended December 31, 2020, we received two small loans totaling $0.3 million in the aggregate under federal or other governmental programs to support our operations as a result of the COVID-19 pandemic. These loans provided or guaranteed by the U.S. government, including pursuant to the Coronavirus Aid, Relief and Economic Security Act, signed into law on March 27, 2020, subject us to additional restrictions on our operations, including limitations on personnel headcount and compensation reductions and other cost reduction activities that could adversely affect us.

Blue Dolphin Energy Company	December 31, 2020	Page 39

Management’s Discussion and Analysis

Debt Overview.

Total Debt and Accrued Interest

	December 31,
	2020	2019
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$22,840	$21,776
LRM Term Loan Due 2034 (in default)	9,473	9,031
Amended Pilot Line of Credit (in default)	8,145	11,786
Notre Dame Debt (in default)	9,413	8,617
Related-Party Debt
BDPL Loan Agreement (in default)	6,814	6,174
March Ingleside Note (in default)	1,013	1,004
March Carroll Note (in default)	1,551	997
June LEH Note (in default)	9,446	-
LE Term Loan Due 2050	152	-
NPS Term Loan Due 2050	152	-
Equipment Loan Due 2025	71	-
Total Debt	69,070	59,385

Less: Current portion of long-term debt, net	(57,744)	(51,301)
Less: Unamortized debt issue costs	(1,749)	(2,096)
Less: Accrued interest payable (in default)	(9,222)	(5,988)
	$355	$-

Net cash provided by financing activities was $5.4 million in YE 2020 compared to $8.8 million in YE 2019. Net proceeds from the issuance of debt totaled $0.4 million in YE 2020 compared to $12.4 million in YE 2019.

Principal payments on long-term debt totaled $3.6 million in YE 2020 compared to $2.6 million in YE 2019. As of the filing date of this report, LE and LRM were current on required monthly payments under secured loan agreements with Veritex, but other defaults remain outstanding as noted below. NPS is making partial monthly payments to Pilot under the Amended Pilot Line of Credit as a tank lease setoff using amounts Pilot owed to NPS under two tank lease agreements. No payments have been made under the subordinated Notre Dame Debt.

Debt Defaults. The majority of our debt is in default. Defaults under our secured loan agreements with third parties include Veritex financial covenant violations, a Pilot event of default and debt acceleration, and a Notre Dame Debt event of default. We also have defaults under secured and unsecured related-party debt. See “Part II, Item 8. Financial Statements and Supplementary Data, Notes (1), (3), (10), and (11)” for additional disclosures related to Affiliate and third-party debt agreements, including debt guarantees, and defaults in our debt obligations.

Concentration of Customers Risk. We routinely assess the financial strength of our customers and have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable December 31,

2020	3	70.8%	$0

2019	4	96.5%	$1.7 million

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification. The Affiliate accounted for 28.7% and 31.3% of total revenue from operations in 2020 and 2019, respectively. The Affiliate represented approximately $0 and $1.4 million in accounts receivable at December 31, 2020 and 2019, respectively. The amounts will be paid under normal business terms. Amounts outstanding relating to the Jet Fuel Sales Agreement can significantly vary period to period based on the timing of the related sales and payments received. Amounts we owed to LEH under various long-term debt, related-party agreements totaled $9.1 million and $6.2 million at December 31, 2020 and 2019, respectively. See “Part I, Item 1A. Risk Factors” and “Part II, Item 8. Financial Statements and Supplementary Data, Notes (3) and (16)” for additional disclosures related to Affiliate agreements, arrangements, and risk.

Blue Dolphin Energy Company	December 31, 2020	Page 40

Management’s Discussion and Analysis

Contractual Obligations.

Related-Party Debt

Agreement/Transaction	Parties	Type	Effective Date	Interest Rate	Key Terms
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll - LE	Debt	04/01/2017	2.00%	Tied to payoff of LE $25 million Veritex loan; payments 50% cash, 50% Common Stock
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll - LRM	Debt	04/01/2017	2.00%	Tied to payoff of LRM $10 million Veritex loan; payments 50% cash, 50% Common Stock
March Carroll Note (in default)	Jonathan Carroll – Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; matured 01/01/2019; interest still accruing
March Ingleside Note (in default)	Ingleside – Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; reflects amounts owed to Ingleside under previous Amended and Restated Tank Lease Agreement; matured 01/01/2019; interest still accruing
June LEH Note (in default)	LEH – Blue Dolphin	Debt	03/31/2017	8.00%
Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement; reflects amounts owed to Jonathan Carroll under guaranty fee agreements; matured 01/01/2019; interest still accruing

BDPL-LEH Loan Agreement (in default)	LEH - BDPL	Debt	08/15/2016	16.00%	2-year term; $4.0 million principal amount; $0.5 million annual payment; proceeds used for working capital; no financial maintenance covenants; secured by certain BDPL property

Related-Party Defaults

Loan Description	Event(s) of Default	Covenant Violations
March Carroll Note (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	--
March Ingleside Note (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---
June LEH Note (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---
BDPL-LEH Loan Agreement (in default)	Failure of borrower to pay past due obligations; loan matured August 2018	---

Third-Party Debt
Loan Description	Parties	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	LE-Veritex	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default)	LRM-Veritex	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Notre Dame Debt (in default)(2)(3)	LE-Kissick	$11.7	Jan 2018	No payments to date; payment rights subordinated	16.00%	Working capital; reduced balance of GEL Final Arbitration Award
Amended Pilot Line of Credit (in default)	NPS-Pilot	$13.0	May 2020	---	14.00%	GEL Settlement Payment, NPS purchase of crude oil from Pilot, and working capital
SBA EIDLs
LE Term Loan Due 2050(4)	LE-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(4)	NPS-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025	LE-Texas First	$0.07	Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion
(1)
Proceeds were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected on our consolidated balance sheets as restricted cash (current portion) and restricted cash, noncurrent. At December 31, 2020, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.5 million. At December 31, 2019, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.6 million.
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
(4)
Payments are deferred for the first twelve (12) months of the loan; the first payment is due August 2021; interest accrues during the deferral period. SBA EIDLs are not forgivable.

Blue Dolphin Energy Company	December 31, 2020	Page 41

Management’s Discussion and Analysis

Third-Party Defaults

Loan Description	Event(s) of Default	Covenant Violations
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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Although we planned to decommission the offshore pipelines and platform assets in the third quarter of 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BOEM and BSEE with updates regarding the project’s status.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2020. At both December 31, 2020 and 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

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

Although we planned to decommission the offshore pipelines and platform assets in the third quarter of 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BSEE with updates regarding the project’s status.

Blue Dolphin Energy Company	December 31, 2020	Page 42

Management’s Discussion and Analysis

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2020. At December 31, 2020 and 2019, BDPL maintained $2.4 million and $2.6 million, respectively, in AROs related to abandonment of these assets.

Sources and Use of Cash.

Components of Cash Flows

	Twelve Months Ended
	December 31,
	2020	2019
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(3,901)	$(8,190)
Investing activities	(1,085)	(1,574)
Financing activities	5,429	8,767
Increase (Decrease) in Cash and Cash Equivalents	$443	$(997)

Cash Flow 2020 Compared to 2019
We had a cash flow deficit from operations of $3.9 million for YE 2020 compared to $8.2 million for YE 2019. The approximate $4.3 million improvement in cash flow from operations in FY 2020 compared to FY 2019 was due to no longer having to make payments to GEL. The cash flow deficit for YE 2020 primarily related to loss from operations. The cash flow deficit from operations for YE 2019 was primarily the result of payments toward the accrued arbitration award with GEL.

2020 Capital Expenditures
During YE 2020, capital expenditures totaled $1.1 million compared to $1.6 million during YE 2019. Capital expenditures primarily related to:

●
Completion of Nixon Facility Expansion Project – We completed a 5-year expansion project involving the construction of nearly 1.0 million bbls of new petroleum storage tanks, smaller efficiency improvements to the refinery, and acquisition of refurbished refinery equipment for future deployment. The increase in petroleum storage capacity has helped with de-bottlenecking the Nixon refinery. The additional petroleum storage capacity will allow for increased refinery throughput of up to approximately 30,000 bpd while deployment of various refurbished refinery equipment will help improve processing capacity and increase the Nixon refinery’s complexity. The total cost of the project, which was funded through the Veritex loans, was approximately $32.5 million.

●
Maintenance Turnaround and Repairs – We completed a 13-day, planned maintenance turnaround that primarily involved replacing a key component of the crude heater. We also made equipment repairs. These costs were expensed as incurred.

We account for our capital expenditures in accordance with GAAP. We also classify capital expenditures as ‘maintenance’ if the expenditure maintains capacity or throughput or as ‘expansion’ if the expenditure increases capacity or throughput capabilities. Although classification is generally a straightforward process, in certain circumstances the determination is a matter of management judgment and discretion.

We budget for maintenance capital expenditures throughout the year on a project-by-project basis. Projects are determined based on maintaining safe and efficient operations, meeting customer needs, complying with operating policies and applicable law, and producing economic benefits, such as increasing efficiency and/or lowering future expenses.

Blue Dolphin Energy Company	December 31, 2020	Page 43

Management’s Discussion and Analysis

Future Expected Capital Expenditures
We remain focused on the safe and reliable operation of the Nixon facility. In view of the uncertainty surrounding the COVID-19 pandemic, combined with the weaker commodity price environment, we anticipate new capital expenditures to be minimal in 2021in . However, capital spending using remaining funds under a loan from Veritex will continue until the funds are depleted. Unused amounts under the Veritex loans are reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Part II, Item 8. Financial Statements and Supplementary Data, Note (10)” for additional disclosures related to borrowings for capital spending.

Off-Balance Sheet Arrangements. None.

Accounting Standards.

Critical Accounting Policies and Estimates
Our significant accounting policies and recent accounting developments are described in “Part II, Item 8. Financial Statements and Supplementary Data, Note (2)”. The ongoing COVID-19 pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, remained open. As U.S. federal, state, and local officials address surging coronavirus cases and roll out COVID-19 vaccines, we expect to continue operating. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. The uncertainty around the availability and prices of crude oil, the prices and demand for our refined products, and the general business environment is expected to continue through 2021 and beyond.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of December 31, 2020 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures
New accounting standards and disclosures are discussed in “Part II, Item 8. Financial Statements and Supplementary Data, Note (2)”.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 44

Quantitative and Qualitative Disclosure

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 45

Financial Statements

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Blue Dolphin Energy Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets

As described in Note 8 to the consolidated financial statements, the Company’s consolidated property, plant and equipment balance relating to refinery operations was $64 million as of December 31, 2020. Management conducts an impairment test whenever facts or circumstances indicate that the carrying value of the assets may not be recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset or group of assets is recognized. Management applies significant judgment in projecting future cash flow that includes the use of significant assumptions with respect to future sales of refined product and commodity pricing.

We identified the evaluation of the impairment analysis for long-lived assets associated with the refinery operations as a critical audit matter due to the high degree of auditor judgment and subjectivity in performing procedures to evaluate management’s significant assumptions in projecting its future cash flows.

Our audit procedures included, among others (i) testing management’s process to project future cash flows, (ii) testing the completeness, accuracy and relevance of the data used in projected future cash flows and (iii) evaluating the reasonableness of the significant assumptions used by management. Evaluating the reasonableness of the significant assumptions used by management involved a comparison of projected sales volumes to historic amounts and evaluating the reasonableness of fluctuations based on management’s future plans as well as factors surrounding expected margins based on commodity pricing.

We have served as the Company’s auditor since 2002.

___________
UHY LLP
Sterling Heights, Michigan March 31, 2021

December 31, 2020	Page 46

Financial Statements

Consolidated Balance Sheets
	December 31,	December 31,
	2020	2019
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$549	$72
Restricted cash	48	49
Accounts receivable, net	214	446
Accounts receivable, related party	-	1,364
Prepaid expenses and other current assets	3,564	2,276
Deposits	124	158
Inventory	1,062	1,645
Refundable federal income tax	-	65
Total current assets	5,561	6,075

LONG-TERM ASSETS
Total property and equipment, net	62,497	63,893
Operating lease right-of-use assets, net	498	649
Restricted cash, noncurrent	514	547
Surety bonds	230	230
Deferred tax assets, net	-	50
Total long-term assets	63,739	65,369

TOTAL ASSETS	$69,300	$71,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$33,692	$33,836
Line of credit payable less unamortized debt issue costs (in default)	8,042	11,464
Long-term debt, related party, current portion (in default)	16,010	6,001
Interest payable (in default)	6,408	3,814
Interest payable, related party (in default)	2,814	2,174
Accounts payable	3,274	1,877
Accounts payable, related party	155	149
Current portion of lease liabilities	194	251
Asset retirement obligations, current portion	2,370	2,565
Accrued expenses and other current liabilities	4,882	3,333
Total current liabilities	77,841	65,464

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	370	564
Deferred revenues	1,520	1,930
Long-term debt, net of current portion	355	-
Total long-term liabilities	2,245	2,494

TOTAL LIABILITIES	80,086	67,958

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.01 par value, 20,000,000 shares authorized; 12,693,514 and 12,327,365
shares issued at December 31, 2020 and 2019, respectively)(1)	127	123
Additional paid-in capital	38,457	38,275
Accumulated deficit	(49,370)	(34,912)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10,786)	3,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$69,300	$71,444

(1)
Blue Dolphin has 20,000,000 shares of common stock, par value $0.01 per share, and 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. There are 12,693,514 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	December 31, 2020	Page 47

Financial Statements

Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2020	2019
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$170,601	$304,924
Tolling and terminaling	4,209	4,338
Total revenue from operations	174,810	309,262

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	167,079	289,273
Other conversion costs	9,783	8,554
Total cost of goods sold	176,862	297,827

Gross profit (loss)	(2,052)	11,435

COST OF OPERATIONS
LEH operating fee	646	611
Other operating expenses	169	222
General and administrative expenses	2,299	2,659
Depletion, depreciation and amortization	2,686	2,490
Total cost of operations	5,800	5,982

Income (loss) from operations	(7,852)	5,453

OTHER INCOME (EXPENSE)

Easement, interest and other income	172	4
Interest and other expense	(6,763)	(6,750)
Loss on issuance of shares to extinguish related-party debt	-	(474)
Gain on extinguishment of debt	-	9,128
Total other income (expense)	(6,591)	1,908

Income (loss) before income taxes	(14,443)	7,361

Income tax expense	(15)	-

Net Income (loss)	$(14,458)	$7,361

Income (loss) per common share:
Basic	$(1.15)	$0.66
Diluted	$(1.15)	$0.66

Weighted average number of common shares outstanding:
Basic	12,574,465	11,156,995
Diluted	12,574,465	11,156,995

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	December 31, 2020	Page 48

Financial Statements

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Equity (Deficit)
	(in thousands except share amounts)

Balance at December 31, 2018	10,975,514	$110	$36,936	$(42,273)	$(5,227)

Common stock issued for extinguishment
of related-party debt	1,351,851	13	1,339	-	1,352
Net income	-	-	-	7,361	7,361

Balance at December 31, 2019	12,327,365	$123	$38,275	$(34,912)	$3,486

Comon stock issued for services	135,084	2	66	-	68
Common stock issued for extinguishment
of related-party debt	231,065	2	116	-	118
Net loss	-	-	-	(14,458)	(14,458)

Balance at December 31, 2020	12,693,514	$127	$38,457	$(49,370)	$(10,786)

The accompanying notes are an integral part of these consolidated financial statements.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 49

Financial Statements

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2020	2019
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(14,458)	$7,361
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depletion, depreciation and amortization	2,686	2,490
Deferred income tax	15	-
Amortization of debt issue costs	348	629
Guaranty fees paid in kind	609	625
Related-party interest expense paid in kind	559	161
Deferred revenues and expenses	(410)	-
Loss (gain) on issuance of shares	(80)	474
Gain on extinguishment of debt	-	(9,128)
Changes in operating assets and liabilities
Restricted cash	1	-
Accounts receivable	232	(67)
Accounts receivable, related party	1,364	(1,364)
Prepaid expenses and other current assets	(1,288)	(389)
Deposits and other assets	34	36
Inventory	583	(135)
Accrued arbitration award	-	(12,000)
Accounts payable, accrued expenses and other liabilities	5,898	4,497
Accounts payable, related party	6	(1,380)
Net cash used in operating activities	(3,901)	(8,190)

INVESTING ACTIVITIES
Capital expenditures	(1,085)	(1,574)
Net cash used in investing activities	(1,085)	(1,574)

FINANCING ACTIVITIES
Proceeds from debt	370	12,402
Payments on debt	(3,585)	(2,563)
Net activity on related-party debt	8,644	(1,072)
Net cash provided by financing activities	5,429	8,767
Net change in cash, cash equivalents, and restricted cash	443	(997)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	668	1,665
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,111	$668

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via accounts payable and finance leases	$-	$86
Issuance of shares to extinguish debt and for services	$267	$474
Conversion of related-party notes to common stock	$148	$878
Line of credit closing costs included in principal balance	$-	$398
Interest paid	$2,311	$3,474
Income taxes paid (refunded)	$(100)	$(101)

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	December 31, 2020	Page 50

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

Affiliates
Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. An Affiliate operates and manages all Blue Dolphin properties and funds working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Going Concern
Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. As discussed more fully below, these factors include inadequate liquidity to sustain operations due to defaults under our secured loan agreements, margin deterioration and volatility, and historic net losses and working capital deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and having working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. Without positive operating margins and working capital, our business will be jeopardized, and we may not be able to continue. If we are unable to make required debt payments, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations, including a potential bankruptcy filing.

Defaults Under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. As a result, the debt associated with these obligations was classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2020 and 2019.

Third-Party Defaults
●
Veritex Loans – Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. Any exercise by Veritex of its rights and remedies under our secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. Veritex exercising its rights would also adversely impact the trading price of our common stock and the value of an investment in our common stock, which could lead to holders of our common stock losing their investment in its entirety. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements with Veritex, either upon maturity or if accelerated, (ii) LE and LRM will be able to refinance or restructure the payments of the debt, and/or (iii) Veritex, as first lien holder, will provide future default waivers. The borrowers continue in active dialogue with Veritex. As of the filing date of this report, payments under the Veritex loans were current, but other defaults remained outstanding.

●
Amended Pilot Line of Credit – Upon maturity of the Pilot Line of Credit in May 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Obligations”). Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Obligations began to accrue interest at a default rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Blue Dolphin Energy Company	December 31, 2020	Page 51

Notes to Consolidated Financial Statements

Pursuant to a June 1, 2020 notice, Pilot began applying Pilot’s payment obligations to NPS under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May 2019, between NPS and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between NPS and Pilot, against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. Such tank lease setoff amounts only partially satisfy NPS’ obligations under the Amended Pilot Line of Credit, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the twelve-month periods ended December 31, 2020 and 2019, the tank lease setoff amounts totaled $1.3 million and $0, respectively. For the twelve-month periods ended December 31, 2020 and 2019, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $1.0 million and $0, respectively.

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the SBA EIDLs was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Obligations, including through use of the proceeds of the SBA EIDLs. Pilot also notified the SBA that the liens securing the SBA EIDLs are junior to those securing the Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the SBA EIDLs, no further action has been taken by Pilot as of the filing date of this report.

Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. NPS and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue working with NPS to settle the Obligations. NPS and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. NPS’s ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that it now faces could intensify. In the event we are unsuccessful in such endeavors, NPS may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

●
Notre Dame Debt – Pursuant to a 2015 subordination agreement, the holder of the Notre Dame Debt agreed to subordinate their right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, no payments have been made under the subordinated Notre Dame Debt and the holder of the Notre Dame Debt has taken no action as a result of the non-payment.

Our financial health could be materially and adversely affected by defaults in our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic has resulted in significant financial constraints on producers, which in turn has resulted in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the twelve-month period ended December 31, 2020, our refinery experienced downtime as a result of lack of crude due to cash constraints.

Related-Party Defaults
Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits. Replated party debt, which is currently in default, represents such working capital borrowings.

Margin Deterioration and Volatility. Our refining margins generally improve in an environment of higher crude oil and refined product prices, and where the spread between crude oil prices and refined product prices widen. Steps taken early on to address the COVID-19 pandemic globally and nationally, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply in 2020. In addition, actions by members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets. In response to margin deterioration and volatility, we adjust throughput and production at the Nixon refinery based on prevailing market conditions. Although federal, state, and local governments and health officials have made strides to contain the virus, treat its effects, and implement vaccine programs and OPEC has since agreed to certain production cuts, oil prices have remained depressed and oversupply and lack of demand in the market persists. Oil and refined product prices and demand are expected to remain volatile for the foreseeable future, and we cannot predict when prices and demand will improve and stabilize. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we expect that these events will continue to have a material adverse effect on our financial position or results of operations.

Blue Dolphin Energy Company	December 31, 2020	Page 52

Notes to Consolidated Financial Statements

Historic Net Losses and Working Capital Deficits
Net Losses. Net loss for the twelve months ended December 31, 2020 was $14.5 million, or a loss of $1.15 per share, compared to net income of $7.4 million, or income of $0.66 per share, for the twelve months ended December 31, 2019. The significant increase in net loss during the twelve months ended December 31, 2020 was the result of: (1) lower refining margins associated with commodity price volatility, as noted above, and (2) lower throughput volumes and barrels sold. Net income for the twelve months ended December 31, 2019 included a $9.1 million gain on the extinguishment of debt related to the GEL Settlement.

Working Capital Deficits. We had a working capital deficit of $72.3 million and $59.4 million at December 31, 2020 and 2019, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $22.9 million and $19.6 million at December 31, 2020 and 2019, respectively. Cash and cash equivalents, restricted cash (current portion), and restricted cash, noncurrent were as follow:

	December 31,
	2020	2019
	(in thousands)

Cash and cash equivalents	$549	$72
Restricted cash (current portion)	48	49
Restricted cash, noncurrent	514	547
Total	$1,111	$668

Operating Risks
Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. As discussed under “Part I, Item 1. Business —Going Concern” and throughout this report, we are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, remained open. As U.S. federal, state, and local officials address surging coronavirus cases and roll out COVID-19 vaccines, we expect to continue operating. Governmental mandates, while necessary to address the virus, will result in further business and operational disruptions, including demand destruction, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and workforce availability.

Despite this, management believes that it has taken all prudent steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a low oil price environment. We are managing cash flow by optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. At the Nixon facility, we adjust throughput and production based on prevailing market conditions. Facility-dependent personnel, including those needed to maintain the Nixon facility, report to the facility under strict protocols that are designed to ensure personnel health and safety. We are also supporting non-facility-dependent personnel through remote work and virtual meeting technology, and we are encouraging all personnel to follow local guidance. All non-essential business travel and attendance at conferences, trainings, and other gatherings have been suspended.

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

As discussed further below within “Note (2) – Significant Accounting Policies – Use of Estimates,” the ongoing COVID-19 pandemic has resulted in significant economic disruption globally. This disruption became more acute from the latter half of March 2020 and continued through the end of 2020; therefore, our operating results for the twelve months ended December 31, 2020 do not fully reflect the impact this disruption has had, and will likely continue to have, on us.

Blue Dolphin Energy Company	December 31, 2020	Page 53

Notes to Consolidated Financial Statements

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

Use of Estimates. The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Actual results could differ from those estimates. The ongoing COVID-19 pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 and severe weather as of December 31, 2020 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

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

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for doubtful accounts of $0.1 million at both December 31, 2020 and 2019.

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

Property and Equipment.
Refinery and Facilities. During 2020, we safely completed a 5-year capital improvement expansion project of the Nixon facility that included construction of new storage tanks, smaller efficiency improvements, and the acquisition of refurbished refinery equipment for later deployment. We typically make ongoing improvements to the Nixon facility based on operational needs, technological advances, and safety and regulatory requirements. Additions to refinery and facilities assets are capitalized, and expenditures for repairs and maintenance are expensed as incurred. We record refinery and facilities at cost less any adjustments for depreciation or impairment. Adjustment of the asset and the related accumulated depreciation accounts are made for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations. For financial reporting purposes, depreciation of refinery and facilities assets is computed using the straight-line method using an estimated useful life of 25 years beginning when the refinery and facilities assets are placed in service. We did not record any impairment of our refinery and facilities assets for the periods presented.

Pipelines and Facilities. Our pipelines and facilities are recorded at cost less any adjustments for depreciation or impairment. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance, we performed periodic impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, our pipeline assets were fully impaired at December 31, 2016. All pipeline transportation services to third parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. Although we planned to decommission the offshore pipelines and platform assets in the third quarter of 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur.

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

Blue Dolphin Energy Company	December 31, 2020	Page 54

Notes to Consolidated Financial Statements

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

Expense for an operating lease is recognized as a single lease cost on a straight-line basis over the lease term and is reflected in the appropriate income statement line item based on the leased asset’s function. Amortization expense of a finance lease ROU asset is recognized on a straight-line basis over the lesser of the useful life of the leased asset or the lease term. However, if the lease transfers ownership of the finance lease ROU asset to us at the end of the lease term, the finance lease ROU asset is amortized over the useful life of the leased asset. Amortization expense is reflected in ‘depreciation and amortization expense.’ Interest expense is incurred based on the carrying value of the lease liability and is reflected in ‘interest and other expense.

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

Blue Dolphin Energy Company	December 31, 2020	Page 55

Notes to Consolidated Financial Statements

Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes. As of each reporting date, we consider new evidence, both positive and negative, to determine the realizability of deferred tax assets. We consider whether it is more likely than not that a portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. When we determine that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of December 31, 2020 and 2019. In addition, we have NOL carryforwards that remain available for future use.

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2020 and 2019, there were no uncertain tax positions for which a reserve or liability was necessary. See “Note (14)” to our consolidated financial statements for more information related to income taxes.

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

The market volatility of commodity prices as a result of the ongoing COVID-19 pandemic could affect the value of certain of our long-lived assets. Management evaluated our refinery and facilities assets for impairment as of December 31, 2020. No impairment was deemed necessary based upon this testing, and we did not record any impairment of our refinery and facilities assets for the periods presented. However, an impairment may be required in the future as the long-term impact of the crisis becomes clearer, losses continue to be material, or as new opportunities arise, such as reconfiguration of the Nixon refinery into a renewable fuels facility.

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

Blue Dolphin Energy Company	December 31, 2020	Page 56

Notes to Consolidated Financial Statements

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

Codification Improvements. In October 2020, FASB issued ASU 2020-10, Codification Improvements. The amendments in this guidance affected a wide variety of topics in the ASC by either clarifying the codification or correcting unintended application of guidance. The changes were not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For all reporting entities, the amendments in ASU 2020-10 were effective for fiscal years ending after December 15, 2020. Early adoption was permitted.  Adoption of this guidance did not have a significant impact on our consolidated financial statements.

New Pronouncements Issued, Not Yet Effective.

No new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

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

Jet Fuel Sales Agreement	LEH - LE	04/01/2021
1-year term expiring earliest to occur of 03/31/2022 plus 30-day carryover or delivery of maximum jet fuel quantity; LEH bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification

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

Blue Dolphin Energy Company	December 31, 2020	Page 57

Notes to Consolidated Financial Statements

Related-Party Long-Term Debt

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
March Carroll Note (in default)	Jonathan Carroll – Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to Jonathan Carroll under the guaranty fee agreements
March Ingleside Note (in default)	Ingleside – Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital
June LEH Note (in default)	LEH – Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement
BDPL-LEH Loan Agreement (in default)(1)	LEH - BDPL	Aug 2018	16.00%	Blue Dolphin working capital
Amended and Restated Guaranty Fee Agreement(2)	Jonathan Carroll - LE	--	2.00%	Tied to payoff of LE $25 million Veritex loan
Amended and Restated Guaranty Fee Agreement(2)	Jonathan Carroll - LRM	--	2.00%	Tied to payoff of LRM $10 million Veritex loan
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

Related-Party Financial Impact
Consolidated Balance Sheets.
Accounts receivable, related party. Accounts receivable, related party totaled $0 and $1.4 million at December 31, 2020 and 2019, respectively. At December 31, 2019, accounts receivable, related party represented amounts owed from LEH for the sale of jet fuel under the Jet Fuel Sales Agreement.  Amounts are settled under normal business terms.  Amounts outstanding relating to the Jet Fuel Sales Agreement can significantly vary period to period based on the timing of the related sales and payments received.  See below for the total amount owed to LEH under the June LEH Note and the BDPL-LEH Loan Agreement.

Accounts payable, related party. Accounts payable, related party to LTRI related to the purchase of refinery equipment totaled $0.2 million at both December 31, 2020 and 2019.

Long-term debt, related party, current portion (in default) and accrued interest payable, related party.

	December 31,
	2020	2019
	(in thousands)
LEH
June LEH Note (in default)	$9,446	$-
BDPL-LEH Loan Agreement	6,814	6,174
LEH Total	16,260	6,174
Ingleside
March Ingleside Note (in default)	1,013	1,004
Jonathan Carroll
March Carroll Note (in default)	1,551	997
	18,824	8,175

Less: Long-term debt, related party, current portion, in default	(16,010)	(6,001)
Less: Accrued interest payable, related party (in default)	(2,814)	(2,174)
	$-	$-

Blue Dolphin Energy Company	December 31, 2020	Page 58

Notes to Consolidated Financial Statements

Consolidated Statements of Operations.
Total revenue from operations.
	Twelve Months Ended December 31,
	2020		2019
	(in thousands, except percent amounts)
Refinery operations
LEH	$49,786	28.5%	$97,239	31.0%
Third-Parties	120,815	69.1%	207,685	67.6%
Tolling and terminaling
Third-Parties	4,209	2.4%	4,338	1.4%
	$174,810	100.0%	$309,262	100.0%

Interest expense.

	Twelve Months Ended December 31,
	2020	2019
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034	$431	$443
Second Term Loan Due 2034	178	183
March Carroll Note (in default)	103	103
LEH
BDPL-LEH Loan Agreement (in default)	640	640
June LEH Note (in default)	40	40
Ingleside
March Ingleside Note (in default)	63	63
	$1,455	$1,472

Other. Fees associated with the Dock Tolling Agreement with LMT totaled $0 and $0.3 million for the twelve months ended December 31, 2020 and 2019, respectively. Lease payments received under the office sub-lease agreement with LEH totaled approximately $0.03 million for both twelve-month periods ended December 31, 2020 and 2019. The LEH operating fee was also relatively flat, totaling approximately $0.06 million for both twelve-month periods ended December 31, 2020 and 2019.

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

Remaining Performance Obligations. Most of our contracts with customers are spot contracts and therefore have no remaining performance obligations.

Blue Dolphin Energy Company	December 31, 2020	Page 59

Notes to Consolidated Financial Statements

Segment Information. Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Twelve Months Ended
	December 31,
	2020	2019
	(in thousands)
Net revenue (excluding intercompany fees and sales)
Refinery operations	$170,601	$304,924
Tolling and terminaling	4,209	4,338
Total net revenue	174,810	309,262

Intercompany fees and sales
Refinery operations	(2,384)	(2,615)
Tolling and terminaling	2,384	2,615
Total intercompany fees	-	-

Operation costs and expenses(1)
Refinery operations	(175,201)	(296,502)
Tolling and terminaling	(1,661)	(1,325)
Corporate and other	(169)	(222)
Total operation costs and expenses	(177,031)	(298,049)

Segment contribution margin (deficit)
Refinery operations	(6,984)	5,807
Tolling and terminaling	4,932	5,628
Corporate and other	(169)	(222)
Total segment contribution margin (deficit)	(2,221)	11,213

General and administrative expenses(2)
Refinery operations	(1,257)	(1,252)
Tolling and terminaling	(307)	(262)
Corporate and other	(1,381)	(1,756)
Total general and administrative expenses	(2,945)	(3,270)

Depreciation and amortization
Refinery operations	(1,186)	(1,913)
Tolling and terminaling	(1,296)	(396)
Corporate and other	(204)	(181)
Total depreciation and amortization	(2,686)	(2,490)

Interest and other non-operating expenses, net
Refinery operations	(2,929)	5,668
Tolling and terminaling	(2,546)	(2,398)
Corporate and other	(1,116)	(1,362)
Total interest and other non-operating expenses, net	(6,591) #	1,908

Income (loss) before income taxes
Refinery operations	(12,356)	8,310
Tolling and terminaling	783	2,572
Corporate and other	(2,870)	(3,521)
Total income (loss) before income taxes	(14,443)	7,361

Income tax expense	(15)	-

Net income (loss)	$(14,458)	$7,361

(1)
Operation costs include cost of goods sold. Also, operation costs within: (a) tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance) and (b) corporate and other includes expenses related to BDSC, BDPC and BDPL.
(2)
General and administrative expenses within refinery operations include the LEH operating fee.

Blue Dolphin Energy Company	December 31, 2020	Page 60

Notes to Consolidated Financial Statements

	Twelve Months Ended
	December 31,
	2020	2019
	(in thousands)
Capital expenditures
Refinery operations	$295	$1,453
Tolling and terminaling	790	121
Corporate and other	-	-
Total capital expenditures	$1,085	$1,574

	December 31,
	2020	2019
	(in thousands)
Identifiable assets
Refinery operations	$48,521	$51,317
Tolling and terminaling	18,722	18,401
Corporate and other	2,057	1,726
Total identifiable assets	$69,300	$71,444

(5)
Concentration of Risk

Bank Accounts
Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor. At December 31, 2020 and 2019, we had cash balances (including restricted cash) that exceeded the FDIC insurance limit per depositor of approximately $0.6 million and $0.3 million, respectively.

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

Beginning on June 1, 2020, Pilot began applying payment obligations owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. For the twelve-month periods ended December 31, 2020 and 2019, the tank lease setoff amounts totaled $1.3 million and $0, respectively. For the twelve-month periods ended December 31, 2020 and 2019, the amount of interest NPS incurred under the Amended Pilot line of credit totaled $1.0 million and $0, respectively. See “Note (1) Organization – Going Concern” to our consolidated financial statements for additional disclosures related to defaults in our debt obligations.

Our financial health could be materially and adversely affected by defaults in our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic has resulted in significant financial constraints on producers, which in turn has resulted in long term crude oil supply constraints and increased transportation costs. During the twelve-month period ended December 31, 2020, our refinery experienced downtime as a result of lack of crude due to cash constraints. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations.

Blue Dolphin Energy Company	December 31, 2020	Page 61

Notes to Consolidated Financial Statements

Significant Customers
We routinely assess the financial strength of our customers and have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable December 31,

2020	3	70.8%	$0

2019	4	96.5%	$1.7 million

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification. The Affiliate accounted for 28.7% and 31.3% of total revenue from operations in 2020 and 2019, respectively. The Affiliate represented approximately $0 and $1.4 million in accounts receivable at December 31, 2020 and 2019, respectively. The amounts will be paid under normal business terms. Amounts outstanding relating to the Jet Fuel Sales Agreement can significantly vary period to period based on the timing of the related sales and payments received. Amounts we owed to LEH under various long-term debt, related-party agreements totaled $9.1 million and $6.2 million at December 31, 2020 and 2019, respectively. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to transactions with Affiliates.

Concentration of Customers. Our customer base is concentrated on refined petroleum product wholesalers. This customer concentration may impact our overall exposure to credit risk, either positively or negatively, as our customers are likely similarly affected by economic changes. This includes the uncertainties related to the COVID-19 pandemic and the associated volatility in the global oil markets. Historically, we have had no significant problems collecting our accounts receivable.

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3. Occasionally we sell refined products to customers that export to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Twelve Months Ended December 31,
	2020		2019
	(in thousands, except percent amounts)

LPG mix	$2	0.0%	$17	0%
Naphtha	34,413	20.2%	59,799	19.6%
Jet fuel	49,786	29.2%	97,239	31.9%
HOBM	42,777	25.1%	66,891	21.9%
AGO	43,623	25.5%	80,978	26.6%
	$170,601	100.0%	$304,924	100.0%

An Affiliate, LEH, purchases all of our jet fuel. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to Affiliate transactions.

(6)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Prepaid crude oil and condensate	$2,249	$1,651
Prepaid insurance	1,182	417
Prepaid eastment renewal fees	99	121
Other prepaids	34	87
	$3,564	$2,276

Blue Dolphin Energy Company	December 31, 2020	Page 62

Notes to Consolidated Financial Statements

(7)
Inventory

Inventory as of the dates indicated consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Crude oil and condensate	$463	$959
Chemicals	271	120
AGO	133	440
Naphtha	120	95
HOBM	54	-
Propane	15	26
LPG mix	6	5
	$1,062	$1,645

(8)
Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Refinery and facilities	$72,184	$66,317
Land	566	566
Other property and equipment	903	833
	73,653	67,716

Less: Accumulated depletion, depreciation, and amortiation	(15,220)	(12,739)
	58,433	54,977

CIP	4,064	8,916
	$62,497	$63,893

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. Capitalized interest is recorded as part of the asset it relates to and is depreciated over the asset’s useful life. Capitalized interest cost, which is included in CIP, was $0 and $0.7 million at December 31, 2020 and 2019. Capital expenditures for expansion at the Nixon facility were funded by long-term debt from Veritex, revenue from operations, and working capital from Affiliates. At December 31, 2020, unused amounts for capital expenditures derived from Veritex loans were reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Note (10)” to our consolidated financial statements for additional disclosures related to working capital deficits and borrowings for capital spending.

(9)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Unearned revenue from contracts with customers	$3,421	$1,990
Insurance	541	159
Unearned contract renewal income	500	500
Other payable	252	228
Board of director fees payable	100	263
Taxes payable	58	183
Customer deposits	10	10
	$4,882	$3,333

Blue Dolphin Energy Company	December 31, 2020	Page 63

Notes to Consolidated Financial Statements

(10)
Third-Party Long-Term Debt

Loan Agreements Summary

Loan Description	Parties	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	LE-Veritex	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default)	LRM-Veritex	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Notre Dame Debt (in default)(2)(3)	LE-Kissick	$11.7	Jan 2018	No payments to date; payment rights subordinated	16.00%	Working capital; reduced balance of GEL Final Arbitration Award
SBA EIDLs
LE Term Loan Due 2050(4)	LE-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(4)	NPS-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025	LE-Texas First	$0.07	Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion
(1)
Proceeds were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected on our consolidated balance sheets as restricted cash (current portion) and restricted cash (noncurrent). At December 31, 2020, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.5 million. At December 31, 2019, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.6 million.
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
(4)
Payments are deferred for the first twelve (12) months of the loan; the first payment is due August 2021; interest accrues during the deferral period. SBA EIDLs are not forgivable.

Outstanding Principal, Debt Issue Costs, and Accrued Interest
Third-party long-term debt (outstanding principal and accrued interest), as of the dates indicated was as follows:

	December 31,
	2020	2019
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$22,840	$21,776
LRM Term Loan Due 2034 (in default)	9,473	9,031
Notre Dame Debt (in default)	9,413	8,617
SBA EIDLs
LE Term Loan 2050	152	-
NPS Term Loan 2050	152	-
Equipment Loan Due 2025	71	-
	42,101	39,424

Less: Current portion of long-term debt, net	(33,692)	(33,836)
Less: Unamortized debt issue costs	(1,749)	(1,877)
Less: Accrued interest payable (in default)	(6,305)	(3,711)
	$355	$-

Unamortized debt issue costs associated with the Veritex loans as of the dates indicated consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(693)	(565)
	$1,749	$1,877

Amortization expense was $0.1 million for both twelve-month periods ended December 31, 2020 and 2019.

Blue Dolphin Energy Company	December 31, 2020	Page 64

Notes to Consolidated Financial Statements

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Notre Dame Debt (in default)	$4,435	$3,639
Veritex Loans
LE Term Loan Due 2034 (in default)	1,295	25
LRM Term Loan Due 2034 (in default)	571	47
SBA EIDLs
LE Term Loan 2050	2	-
NPS Term Loan 2050	2	-
	6,305	3,711
Less: Accrued interest payable (in default)	(6,305)	(3,711)
Long-term Interest Payable, Net of Current Portion	$-	$-

Payment Deferments
Veritex Loans. In April 2020, LE and LRM were each granted a two-month deferment period on their respective Veritex loans commencing from April 22, 2020 to June 22, 2020. During the deferment period, LE and LRM were not obligated to make payments and interest continued to accrue at the stated rates of the loans. Upon expiration of the deferment period: (i) Veritex re-amortized the loan such that future payments on principal and interest were adjusted based on the remaining principal balances and loan terms, and (ii) all other terms of the loans reverted to the original terms, and previous defaults were reinstated. The deferment did not address LE’s requirement to replenish the $1.0 million payment reserve account. Principal and interest payments resumed on July 22, 2020. As of the filing date of this report, we are current on required monthly payments under our secured loan agreements with Veritex, but other defaults remain outstanding as noted below under “Defaults”.

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
● All other collateral as described in the security documents

Notre Dame Debt (in default)(2)	---	● Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
SBA EIDLs
LE Term Loan Due 2050	---	● Business assets (e.g., machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
NPS Term Loan Due 2050	---	● Business assets (e.g., machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
Equipment Loan Due 2025	---	● First priority security interest in the equipment (backhoe).
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

The USDA, acting through its agencies, administers a federal rural credit program that makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes. Each USDA guarantee is a full faith and credit obligation of the U.S. with the USDA guaranteeing up to 100% of the principal amount. The lender for a USDA-guaranteed loan, in our case Veritex, is required by regulations to retain both the guaranteed and unguaranteed portions of the loan, to service the entire underlying loan, and to remain mortgage and/or secured party of record. Both the guaranteed and unguaranteed portions of the loan are to be secured by the same collateral with equal lien priority. The USDA-guaranteed portion of a loan cannot be paid later than, or in any way be subordinated to, the related unguaranteed portion. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and transactions, including long-term debt guarantees.

Blue Dolphin Energy Company	December 31, 2020	Page 65

Notes to Consolidated Financial Statements

Covenants
The Veritex loans and SBA EIDLs contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for credit facilities of this type. There are no covenants associated with the Notre Dame Debt and the Equipment Loan Due 2025.

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

As reflected in the table above and elsewhere in this report, we are in default under the LE Term Loan Due 2034, LRM Term Loan Due 2034, and the Notre Dame Debt. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and the Notre Dame Debt was classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2020 and 2019.

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

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements with Vertitex, either upon maturity or if accelerated, (ii) LE and LRM will be able to refinance or restructure the payments of the debt, and/or (iii) Veritex, as first lien holder, will provide future default waivers. Defaults under our secured loan agreements and any exercise by Veritex of its rights and remedies related to such defaults may have a material adverse effect on the trading prices of our common stock and on the value of an investment in our common stock, and holders of our common stock could lose their investment in our common stock in its entirety. See “Notes (1) and (11)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Future annual third-party long-term debt payments, which are reflected as current due to defaults under our secured loan agreements:

Years Ending December 31,	Principal and Accrued Interest	Debt Issue Costs	Total
	(in thousands)
2021	$35,441	$(1,749)	$33,692
2022	16	-	16
2023	18	-	18
2024	19	-	19
2025	9	-	9
Subsequent to 2025	293	-	293
	$35,796	$(1,749)	$34,047

Blue Dolphin Energy Company	December 31, 2020	Page 66

Notes to Consolidated Financial Statements

(11)
Line of Credit Payable

Line of Credit Agreement Summary

Line of Credit Description	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose

Amended Pilot Line of Credit (in default)	$13.0	May 2020	----	14.00%	GEL Settlement Payment, NPS purchase of crude oil from Pilot, and working capital

Outstanding Principal, Debt Issue Costs, and Accrued Interest
Line of credit payable, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	December 31,
	2020	2019
	(in thousands)

Amended Pilot Line of Credit (in default)	$8,145	$11,786

Less: Unamortized debt issue costs	-	(219)
Less: Interest payable, short-term	(103)	(103)
	$8,042	$11,464

Guarantees and Security

Loan Description	Guarantees	Security
Amended Pilot Line of Credit (in default)	● Blue Dolphin pledged its equity interests in NPS to Pilot to secure NPS’ obligations; ● Blue Dolphin, LE, LRM, and LEH have each guaranteed NPS’ obligations.	● NPS receivables; ● NPS assets, including a tank lease (the “Tank Lease”); ● LRM receivables.

In an Agreement Regarding Attornment of Tank Leases dated April 30, 2019 between Veritex, LE, NPS, and Pilot, Veritex in its capacity as a secured lender of LE and LRM, agreed to permit the continued performance of obligations under a certain tank lease agreement if it were to foreclose on LE property that NPS was leasing from LE so long as certain conditions were met. The effectiveness of the Agreement Regarding Attornment of Tank Leases was subject to certain conditions, including the agreement and concurrence of the USDA that the Agreement Regarding Attornment of Tank Leases does not impair or void the LE Term Loan Due 2034 and LRM Term Loan Due 2034 or any associated guarantees. Veritex used commercially reasonable efforts to obtain such USDA concurrence, however, to date such USDA concurrence has not been provided.

Covenants
The Amended Pilot Line of Credit contains customary affirmative and negative covenants and events of default.

Defaults

Loan Description	Event(s) of Default	Covenant Violations
Amended Pilot Line of Credit (in default)	Failure of borrower or any guarantor to pay past due obligations; loan matured May 2020	---

As reflected in the table above and elsewhere in this report, we are in default under the Amended Pilot Line of Credit. Upon maturity of the Amended Pilot Line of Credit in May 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Obligations”). Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Obligations began to accrue interest at a default rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Blue Dolphin Energy Company	December 31, 2020	Page 67

Notes to Consolidated Financial Statements

Pursuant to a June 1, 2020 notice, Pilot began applying Pilot’s payment obligations to NPS under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May 2019, between NPS and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between NPS and Pilot, against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. Such tank lease setoff amounts only partially satisfy NPS’ obligations under the Amended Pilot Line of Credit, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the twelve-month periods ended December 31, 2020 and 2019, the tank lease setoff amounts totaled $1.3 million and $0, respectively. For the twelve-month periods ended December 31, 2020 and 2019, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $1.0 million and $0, respectively.

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the SBA EIDLs was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Obligations, including through use of the proceeds of the SBA EIDLs. Pilot also notified the SBA that the liens securing the SBA EIDLs are junior to those securing the Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the SBA EIDLs, no further action has been taken by Pilot as of the filing date of this report.

Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. NPS and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue working with NPS to settle the Obligations. NPS and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. NPS’s ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that it now faces could intensify. In the event we are unsuccessful in such endeavors, NPS may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

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

Pipelines and Facilities and Oil and Gas Properties
We have AROs associated with the decommissioning of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment and recognized accretion expense relating to the discounted liability over the remaining life of the asset. At December 31, 2020 and 2019, the liability was fully accreted. See “Note (16)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

ARO liability as of the dates indicated was as follows:

	December 31,
	2020	2019
	(in thousands)

AROs, at the beginning of the period	$2,565	$2,565
Liabilities settled	(195)	-
	2,370	2,565
Less: AROs, current portion	(2,370)	(2,565)
Long-term AROs, at the end of the period	$-	$-

Liabilities settled reflects preparatory costs in the period associated with decommissioning our offshore pipelines and platform assets.

Blue Dolphin Energy Company	December 31, 2020	Page 68

Notes to Consolidated Financial Statements

(13)
Lease Obligations

Lease Obligations

Operating Lease
Office Lease. BDSC has an office lease related to our headquarters office in Houston, Texas. The 68-month operating lease expires in 2023. BDSC has the option to extend the lease term for one additional five (5) year period if notice of intent to extend is provided to the lessor at least twelve (12) months before the end of the current term. See “Note (17)” to our consolidated financial statements for additional disclosures related to defaults under the office lease.

An Affiliate, LEH, subleases a portion of the Houston office space.  Sublease income received from LEH totaled approximately $0.03 million for both the twelve months ended December 31, 2020 and 2019. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Finance Leases
Crane. In January 2018, LE entered a 24-month lease for the purchase of a 20-ton crane for use at the Nixon facility. The lease required a negligible monthly payment and matured in January 2020.

Backhoe Rent-to-Own Agreement. In May 2019, LE entered into a 12-month equipment rental agreement with the option to purchase the backhoe at maturity. The equipment rental agreement matured in May 2020. In October 2020, LE entered into a new 5-year loan to finance purchase of the backhoe. The backhoe continues to be used at the Nixon facility. See “Note (10)” to our consolidated financial statements for additional disclosures related to the equipment purchase loan.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		December 31,
	Balance Sheet Location	2020	2019
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(289)	(138)
		498	649

Finance lease assets	Property and equipment, net	-	180
Less: Accumulated amortization on finance lease assets	Property and equipment, net	-	(34)
		-	146

Total lease assets		498	795

Liabilities
Current
Operating lease	Current portion of lease liabilities	194	175
Finance leases	Current portion of lease liabilities	-	76
		194	251
Noncurrent
Operating lease	Long-term lease liabilities, net of current	370	564
Total lease liabilities		$564	$815

Weighted average remaining lease term in years
Operating lease	2.67
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

Blue Dolphin Energy Company	December 31, 2020	Page 69

Notes to Consolidated Financial Statements

The following table presents information related to lease costs for operating and finance leases:

	Twelve Months Ended
	December 31,
	2020	2019
	(in thousands)

Operating lease costs	$206	$206
Finance lease costs:
Depreciation of leased assets	13	21
Interest on lease liabilities	3	6
Total lease cost	$222	$233

The table below presents supplemental cash flow information related to leases as follows:

	December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement
of lease liabilities:
Operating cash flows for operating lease	$230	$190
Operating cash flows for finance leases	$4	$6
Financing cash flows for finance leases	$17	$45

As of December 31, 2020, maturities of lease liabilities for the periods indicated were as follows:

December 31,	Operating Lease	Financing Leases	Total
	(in thousands)

2021	$194	$-	$194
2022	214	-	214
2023	156	-	156

	$564	$-	$564

Future minimum annual lease commitments that are non-cancelable:

Operating
December 31,	Lease
(in thousands)
2021	$233
2022	237
2023	161
$631

Blue Dolphin Energy Company	December 31, 2020	Page 70

Notes to Consolidated Financial Statements

(14)
Income Taxes

Tax Provision
The provision for income tax benefit (expense) for the periods indicated was as follows:

	Twelve Months Ended
	December 31,
	2020	2019
	(in thousands)
Current
Federal	$(15)	$-
State	-	-
Deferred
Federal	3,033	(2,210)
State	-
Change in valuation allowance	(3,033)	2,210

Total provision for income taxes	$(15)	$-

The TMT is treated as an income tax for financial reporting purposes.

Effective Tax Rate

Our effective tax rate was as follows:

	December 31,
	2020	2019

Expected tax rate	21.00%	21.00%
Permanent differences	0.00%	0.00%
State tax	0.00%	0.00%
Federal tax	0.00%	0.00%
Change in valuation allowance	(21.00%)	(21.00%)
	0.00%	0.00%

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

Deferred income taxes as of the dates indicated consisted of the following:
	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$15,258	$12,463
Business interest expense	3,343	1,923
Start-up costs (crude oil and condensate processing facility)	509	594
ARO liability/deferred revenue	498	539
AMT credit	-	50
Other	4	11
Total deferred tax assets	19,611	15,580

Deferred tax liabilities:
Basis differences in property and equipment	(7,230)	(6,183)
Total deferred tax liabilities	(7,230)	(6,183)
	12,381	9,397

Valuation allowance	(12,381)	(9,347)

Deferred tax assets, net	$-	$50

Blue Dolphin Energy Company	December 31, 2020	Page 71

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

NOL Carryforwards. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2018	$9,614	$37,335	$46,949

Net operating losses	-	5,723	5,723

Balance at December 31, 2019	9,614	43,058	52,672

Net operating losses	-	13,305	13,305

Balance at December 31, 2020	$9,614	$56,363	$65,977

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At December 31, 2020 and 2019, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of December 31, 2020 and 2019.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 72

Notes to Consolidated Financial Statements

(15)
Earnings Per Share
A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Twelve Months Ended
	December 31,
	2020	2019
	(in thousands, except share and per share amounts)

Net income (loss)	$(14,458)	$7,361

Basic and diluted income (loss) per share	$(1.15)	$0.66

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	12,574,465	11,156,995

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the twelve months ended December 31, 2020 and 2019 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE on August 15, 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit permit applications for pipeline and platform decommissioning, along with a safe boarding plan for the platform, within six (6) months (no later than February 15, 2020), and develop and implement a safe boarding plan for submission with such permit applications. Further, BSEE proposed that BDPL complete approved, permitted work within twelve (12) months (no later than August 15, 2020). BDPL timely submitted permit applications for decommissioning of the subject offshore pipelines and platform assets to BSEE on February 11, 2020 and the USACOE on March 25, 2020. Although we planned to decommission the offshore pipelines and platform assets in the third quarter of 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BSEE with updates regarding the project’s status.

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2020. At December 31, 2020 and 2019, BDPL maintained $2.4 million and $2.6 million, respectively, in AROs related to abandonment of these assets.

Blue Dolphin Energy Company	December 31, 2020	Page 73

Notes to Consolidated Financial Statements

Defaults Under Secured Loan Agreements with Third Parties
See “Notes (1), (3), (10), and (11)” to our consolidated financial statements for additional disclosures related to defaults under our secured and unsecured debt agreements.

Financing Agreements and Guarantees
Indebtedness. See “Notes (1), (3), (10), and (11)” to our consolidated financial statements for disclosures related to Affiliate and third-party indebtedness and defaults thereto.

Guarantees. Affiliates provided guarantees on certain debt of Blue Dolphin and its subsidiaries. The maximum amount of any guarantee is equal to the principal amount and accrued interest, which amounts are reduced as payments are made. See “Notes (1), (3), (10), and (11)” to our consolidated financial statements for additional disclosures related to Affiliate and third-party guarantees associated with indebtedness and defaults thereto.

Health, Safety and Environmental Matters
The operations of certain Blue Dolphin subsidiaries are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum products and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of jet fuel and other products; and the monitoring, reporting and control of air emissions. These operations also require numerous permits and authorizations under various environmental, health, and safety laws and regulations. Failure to obtain and comply with these permits or environmental, health, or safety laws generally could result in fines, penalties or other sanctions, or a revocation of our permits.

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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Although we planned to decommission the offshore pipelines and platform assets in the third quarter of 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BOEM and BSEE with updates regarding the project’s status.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2020. At both December 31, 2020 and 2019, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Blue Dolphin Energy Company	December 31, 2020	Page 74

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
$22.2

In August 2019, the GEL Final Arbitration Award was resolved as a result of the GEL Settlement. Under the GEL Settlement: (i) the mutual releases between the parties became effective, (ii) GEL filed the stipulation of dismissal of claims against LE, and (iii) Blue Dolphin recognized a $9.1 million gain on the extinguishment of debt on its consolidated statements of operations in the third quarter of 2019. Until the GEL Settlement occurred, the debt was reflected on Blue Dolphin’s consolidated balance sheets as accrued arbitration award payable. At both December 31, 2020 and 2019, the accrued arbitration award payable was $0.

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

Share Issuances (Sales of Unregistered Securities)
We are obligated to issue shares of our Common Stock to: (i) non-employee directors for services rendered to the Board and (ii) to Jonathan Carroll pursuant to the Guaranty Fee Agreements. For the foreseeable future, management does not intend to pay Mr. Carroll the cash portion of guaranty fees due to Blue Dolphin’s working capital deficits. The cash portion will continue to accrue and be added to the principal balance of the March Carroll Note. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliates and working capital deficits, as well as for information related to the guaranty fee agreements. Set forth below is information regarding the sale or issuance of Common Stock related to the above noted obligations during the twelve months ended December 31, 2020 and 2019:

●
On April 30, 2020, we issued an aggregate of 231,065 restricted shares of Common Stock to Jonathan Carroll, which represented payment of the common stock component of guaranty fees for the period November 2019 through March 2020. We recorded income of approximately $0.03 million related to the share issuance.

●
On April 30, 2020, we also issued an aggregate of 135,084 restricted shares of Common Stock to certain of our non-employee, independent directors, which represented payment for services rendered to the Board for the three-month periods ended September 30, 2018, March 31, 2019, September 30, 2019, and March 31, 2020. We recorded income of approximately $0.05 million related to the share issuance.

●
On November 14, 2019, we issued an aggregate of 1,351,851 restricted shares of Common Stock to Jonathan Carroll pursuant to guaranty fee agreements. The issuance represented payment of the common stock component of the guaranty fees for the period May 2017 through October 2019, which payments were not permissible under the GEL Settlement Agreement. We recorded an expense of approximately $0.5 million related to the share issuance.

We recognized income on the issuance of shares of approximately $0.08 million and an expense of approximately $0.5 million for the twelve months ended December 31, 2020 and 2019, respectively. The sale and issuance of these securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

(17)
Subsequent Events

BDSC Office Lease Default
Pursuant to a letter dated March 29, 2021, TR 801 Travis LLC, a Delaware limited partnership (“Landlord”), informed BDSC that it was in default under its office lease. BDSC’s failure to pay past due obligations, including rent installments and other charges, constituted an event of default. Landlord is entitled to, and is fully prepared to, immediately exercise any or all of its rights and remedies, without giving BDSC any further notice or demand. Landlord expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Landlord under the office lease or applicable law or equity.

Blue Dolphin Energy Company	December 31, 2020	Page 75

Internal Controls and Procedures

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer) to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, management does not expect that the control system can prevent or detect all errors or fraud. Further, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

Management’s Assessment. Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer), assessed the effectiveness of our internal controls over financial reporting at December 31, 2020. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission Framework and SOX Compliance. Management’s evaluation of our internal controls over financial reporting for the twelve months ended December 31, 2020 determined that they were ineffective. A previously reported material weakness and significant deficiency continues to exist. Relating to such evaluation, management concluded that our internal controls over financial reporting were ineffective at December 31, 2020 and 2019 due to certain material weaknesses and/or significant deficiencies as described below:

●
Significant deficiency – There is currently not a process in place for formal review of manual journal entries.

●
Material weakness – The company currently lacks resources to handle complex accounting transactions. This can result in errors related to the recording, disclosure, and presentation of consolidated financial information in quarterly, annual, and other filings. Prior year audit procedures resulted in significant adjustments related to the accounting for a certain stock issuance in payment of related party debt, as well as deferred revenue relating to consideration received from a supplier.

Management has taken steps to address these deficiencies, including drafting a formal policy to review manual journal entries and documenting procedures to identify and address complex accounting transactions. Full remediation requires one or more additional period-end financial reporting periods to evaluate effectiveness. Efforts to date have been affected by remote work arrangements, reduced personnel, business disruption, and a diversion of resources due to the impact of the COVID-19 pandemic. We cannot at this time estimate how long it will take to fully remedy the identified weakness and deficiency, and our initiatives may not prove to be successful in fully remediating the identified weakness and deficiency.

Blue Dolphin Energy Company	December 31, 2020	Page 76

Internal Controls and Procedures

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 77

Other Information

ITEM 9B.  OTHER INFORMATION

Sales of Unregistered Securities

Set forth below is information regarding the sale or issuance of shares of Common Stock by us for the years ended December 31, 2020 and 2019 that were not registered under the Securities Act of 1933:

●
On April 30, 2020, we issued an aggregate of 231,065 restricted shares of Common Stock to Jonathan Carroll, which represented payment of the common stock component of guaranty fees for the period November 2019 through March 2020. We recorded income of approximately $0.03 million related to the share issuance.

●
On April 30, 2020, we also issued an aggregate of 135,084 restricted shares of Common Stock to certain of our non-employee, independent directors, which represented payment for services rendered to the Board for the three-month periods ended September 30, 2018, March 31, 2019, September 30, 2019, and March 31, 2020. We recorded income of approximately $0.05 million related to the share issuance.

●
On November 14, 2019, we issued an aggregate of 1,351,851 restricted shares of Common Stock to Jonathan Carroll pursuant to guaranty fee agreements. The issuance represented payment of the common stock component of the guaranty fees for the period May 2017 through October 2019, which payments were not permissible under the GEL Settlement Agreement. We recorded an expense of approximately $0.5 million related to the share issuance.

The sale and issuance of the securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. See “Note (16)” to our consolidated financial statements for additional disclosures related to share issuances.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 78

Directors and Officers and Corporate Governance

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Overview
Blue Dolphin was formed in 1986 as a Delaware corporation and is traded on the OTCQX under the ticker symbol “BDCO”. Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. An Affiliate operates and manages all Blue Dolphin properties and funds working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Part I, Item 1A. Risk Factors” and “Part II, Item 8. Financial Statements and Supplementary Data, Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Board Composition
The amended and restated bylaws of Blue Dolphin provide that the Board shall consist of five (5) members, with the precise number to be determined from time to time by the Board, except that no decrease in the number shall have the effect of shortening the term of an incumbent director. The Board currently has five (5) directors, each serving until the next annual meeting of stockholders to be held by Blue Dolphin. The following sets forth, at March 31, 2021, each director’s name, age, principal occupation and directorships during the past five (5) years, as well as their relevant knowledge and experience that led to their appointment to the Board:

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Jonathan P. Carroll, 59

Blue Dolphin Energy Company
Chairman of the Board (since 2014)
Chief Executive Officer, President, Assistant Treasurer and Secretary (since 2012)

LEH
President (since 2006) and Majority Owner
Together, LEH and Jonathan Carroll owned approximately 82% of our outstanding Common Stock as of the filing date of this report.

Mr. Carroll has served on Blue Dolphin’s Board since 2014. He is currently Chairman of the Board. Since 2004, he has served on the Board of Trustees of the Salient Fund Group, and has served on the compliance, audit, and nominating committees of several of Salient’s private and public closed-end and mutual funds. Mr. Carroll previously served on the Board of Directors of the General Partner of LRR Energy, L.P. (NYSE: LRE) from January 2014 until its merger with Vanguard Natural Resources, LLC in October 2015.

Mr. Carroll earned a Bachelor of Arts degree in Human Biology and a Bachelor of Arts degree in Economics from Stanford University, and he completed a Directed Reading in Economics at Oxford University. Based on his educational and professional experiences, Mr. Carroll possesses particular knowledge and experience in business management, finance and business development that strengthen the Board’s collective qualifications, skills, and experience.

Ryan A. Bailey, 45

Carbonado Partners
Managing Partner (since September 2020) and Founder

Pacenote Capital
Managing Partner (2019 to 2020) and Co-founder

Children’s Health System of Texas
Head of Investments (2014 to 2019)

Mr. Bailey was appointed to Blue Dolphin’s Board in November 2015.  He is currently a member of the Audit and Compensation Committees.  He also serves as an advisor and mentor to Texas Wall Street Women, a non-profit member organization; is a member of the advisory board of Solovis, Inc., an investment software company; and serves as a Board member for the Texas Hedge Fund Association.

Mr. Bailey earned a Bachelor of Arts degree in Economics from Yale University and completed a graduate course in tax planning from the Yale School of Management.  He holds professional credentialing as a Chartered Financial Analyst (CFA), Financial Risk Manager (FRM), Chartered Alternative Investment Analyst (CAIA) and Chartered Market Technician (CMT). Based on his educational and professional experiences, Mr. Bailey possesses particular knowledge and experience in finance, financial analysis and modeling, investment management, risk assessment and strategic planning that strengthen the Board’s collective qualifications, skills, and experience.

Blue Dolphin Energy Company	December 31, 2020	Page 79

Directors and Officers and Corporate Governance

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Amitav Misra, 43

HighRadius Corporation
Vice President of Treasury Marketing (since July 2020)

Arundo Analytics, Inc.
General Manager Americas (2018 to 2020)
Vice President of Marketing (2017 to 2020)

Cardinal Advisors
Partner (2014 to 2017) and Founder

Taxa, Inc.
President, Director and Chief Operating Officer (2012 to 2014)

Mr. Misra has served on Blue Dolphin’s Board since 2014.  He is currently a member of the Audit and Compensation Committees.  Mr. Misra serves as an advisor to several energy, technology, and private investment companies.  He is also a director of the Houston Center for Literacy, a non-profit organization.

Mr. Misra earned a Bachelor of Arts degree in Economics from Stanford University and holds FINRA Series 79 and Series 63 licenses. Mr. Misra possesses particular knowledge and experience in economics, business development, private equity, and strategic planning that strengthen the Board’s collective qualifications, skills, and experience.

Christopher T. Morris, 59

Bonaventure Realty Group
Executive Vice President (2020 to Present)

Impact Partners LLC
President (2017 to 2020)

Tatum (a Randstad Company)
New York Managing Partner (2013 to 2017)

MPact Partners LLC
President (2011 to Present)

Mr. Morris has served on Blue Dolphin’s Board since 2012; he is currently Chairman of the Audit and Compensation Committees.

Mr. Morris earned a Bachelor of Arts degree in Economics from Stanford University and a Masters degree in Business Administration from the Harvard Business School. Based on his educational and professional experiences, Mr. Morris possesses particular knowledge and experience in business management, finance, strategic planning, and business development that strengthen the Board’s collective qualifications, skills, and experience.

Herbert N. Whitney, 80

Wildcat Consulting, LLC
President (since 2006) and Founder

Mr. Whitney has served on Blue Dolphin’s Board since 2012. He previously served on the Board of Directors of Blackwater Midstream Corporation, the Advisory Board of Sheetz, Inc., as Chairman of the Board of Directors of Colonial Pipeline Company, and as Chairman of the Executive Committee of the Association of Oil Pipelines.

Mr. Whitney has more than 40 years of experience in pipeline operations, crude oil supply, product supply, distribution and trading, as well as marine operations and logistics having served as the President of CITGO Pipeline Company and in various general manager positions at CITGO Petroleum Corporation. He earned his Bachelor of Science degree in Civil Engineering from Kansas State University. Based on his educational and professional experiences, he possesses extensive knowledge in the supply and distribution of crude oil and petroleum products, which strengthens the Board’s collective qualifications, skills, and expertise.

Blue Dolphin Energy Company	December 31, 2020	Page 80

Directors and Officers and Corporate Governance

This table shows, as of March 31, 2021, the name and age of each executive officer, as well as their principal occupation during the past five (5) years:

Name	Position	Since	Age

Jonathan P. Carroll	Chief Executive Officer, President, Assistant Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	2012	59

Mr. Carroll was appointed Chairman of the Board of Blue Dolphin in 2014, and he was appointed Chief Executive Officer, President, Assistant Treasurer and Secretary of Blue Dolphin in 2012. He has also served as President of LEH since 2006 and is its majority owner. Together, LEH and Jonathan Carroll owned approximately 82% of Blue Dolphin’s Common Stock as of the filing date of this report.  Before founding LEH, Mr. Carroll was a private investor focused on direct debt and equity investments, primarily in distressed assets.  Since 2004, he has served on the Board of Trustees of Salient Fund Group, and has served on the compliance, audit and nominating committees of several of Salient’s private and public closed-end and mutual funds.  Mr. Carroll previously served on the Board of Directors of the General Partner of LRR Energy, L.P. (NYSE: LRE) from January 2014 until its merger with Vanguard Natural Resources, LLC in October 2015. He earned a Bachelor of Arts degree in Human Biology and a Bachelor of Arts degree in Economics from Stanford University, and he completed a Directed Reading in Economics at Oxford University.

Family Relationships between Directors and Officers
At March 31, 2021, there were no family relationships between any of our directors or executive officers.

Structure and Meetings of the Board and Board Committees
Board
The Board consists of Messrs. Carroll, Bailey, Misra, Morris and Whitney, with Mr. Carroll serving as Chairman. During 2020, the Board met once and acted by written consent twice. All directors participated in the meetings and acted by written consent. The Board has two standing committees: the Audit Committee and the Compensation Committee.

Audit Committee
The Audit Committee consists of Messrs. Morris, Bailey, and Misra, with Mr. Morris serving as Chairman. During 2020, the Audit Committee met four (4) times. The Board has affirmatively determined that all members of the Audit Committee are independent under OTCQX and SEC rules and that each of Messrs. Morris and Bailey qualifies as an Audit Committee Financial Expert. The Audit Committee's duties include overseeing financial reporting and internal control functions. The Audit Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).

Compensation Committee
The Compensation Committee consists of Messrs. Morris, Bailey, and Misra, with Mr. Morris serving as Chairman. Due to Blue Dolphin’s working capital deficits, the Compensation Committee did not meet or review compensation plans during 2020. The Board has affirmatively determined that all members of the Compensation Committee are independent under OTCQX rules. The Compensation Committee’s duties include setting and overseeing our compensation policies, as well as reviewing and recommending to the Board for its approval all compensation for the Chief Executive Officer, other senior executives, and directors. The Compensation Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).

Nominating Procedures
Given the small size of the Board, the Board adopted a “Board Nomination Procedures” policy in lieu of appointing a standing nominating committee. Using the “Board Nomination Procedures” policy, the Audit Committee, which is comprised of independent directors, uses the policy to perform in a similar function as a standing nominating committee. The policy is used by the independent directors when choosing nominees to stand for election. The Board will consider for possible nomination qualified nominees recommended by stockholders in accordance with Blue Dolphin’s Certificate of Incorporation. As addressed in the “Board Nomination Procedures” policy, the manner in which independent directors evaluate nominees for director as recommended by a stockholder is the same as that for nominees received from other sources. See “Director Nomination and Stockholder Proposals by Stockholders for Annual Meeting of Stockholders” in this proxy statement for more information.

The Board endeavors to nominate qualified directors that will make important contributions to the Board and to Blue Dolphin. The Board generally requires that nominees be persons of sound ethical character, be able to represent all stockholders fairly, have demonstrated professional achievements, have meaningful experience, and have a general appreciation of the major business issues facing Blue Dolphin. The Board also considers issues of diversity and background in its selection process, recognizing that it is desirable for its membership to have differences in viewpoints, professional experiences, educational backgrounds, skills, race, gender, age, and national origin.

Blue Dolphin Energy Company	December 31, 2020	Page 81

Directors and Officers and Corporate Governance

Director Attendance at Annual Meeting
Given the small size of the Board, director attendance at our annual meeting of stockholders is encouraged but not required. Mr. Carroll and Mr. Whitney participated in the 2020 virtual annual meeting of stockholders.

Leadership Structure
Blue Dolphin is led by Mr. Carroll, who has served as Chairman of the Board since 2014 and as our Chief Executive Officer and President since 2012. Having a single leader for the Company is commonly utilized by other public companies in the United States, and we believe it is effective for Blue Dolphin as well. This leadership structure demonstrates to our personnel, customers, and stockholders that we are under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations and eliminates the potential for confusion or duplication of efforts. We do not believe that appointing an independent Board chairman, or a permanent lead director, would improve upon the performance of the Board.

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

Communicating with Directors
As the Board does not receive a large volume of correspondence from stockholders, at this time, there is no formal process by which stockholders can communicate with the Board. Instead, any stockholder who desires to contact the Board or specific members of the Board may do so by email to investor.relations@blue-dolphin.com, Attention: Secretary for the Board. All emails addressed in such manner will be sent directly to members of the Board. In the future, if the Board adopts a formal process for determining how communications are to be relayed to directors, that process will be disclosed on Form 8-K as filed with the SEC and/or posted on our website (http://www.blue-dolphin-energy.com).

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 82

Executive Compensation

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Policy and Procedures
An Affiliate operates and manages all Blue Dolphin properties pursuant to the Amended and Restated Operating Agreement. Services under the Amended and Restated Operating Agreement include personnel serving in a variety of capacities, including, but not limited to corporate executives. All personnel work for and are paid by the Affiliate. See “Part II, Item 8. Financial Statements and Supplementary Data, Note (3)” for additional disclosures related to Affiliate arrangements.

Compensation for Named Executives
Under the Amended and Restated Operating Agreement, compensation paid to our principal executive officer, principal financial officer, and the most highly compensated executive officers other than the principal executive officer and principal financial officer whose annual salary exceeded $100,000 (collectively, the “Named Executive Officers”) for the periods indicated was as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary	Total
	(in thousands)

Jonathan P. Carroll	2020	$-	$-
Chief Executive Officer and President(1)	2019	-	-
(1)
Mr. Carroll is also President and majority owner of LEH, an Affiliate. He receives compensation through LEH.

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

Compensation for Non-Employee Directors
Non-employee, independent directors receive compensation for their service on the Board of $40,000 per year. Compensation is earned in Common Stock and cash on a quarterly rotating basis, as follow:

Fair Market Value	Period Services Rendered	Payment Method

$10,000	January 1 – March 31 (First Quarter)	Common stock
$10,000	April 1 – June 30 (Second Quarter)	Cash
$10,000	July 1 – September 30 (Third Quarter)	Common stock
$10,000	October 1 – December 31 (Fourth Quarter)	Cash

Blue Dolphin Energy Company	December 31, 2020	Page 83

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

During periods when Blue Dolphin experiences working capital deficits, director compensation payments have been and may continue to be delayed. Unpaid cash fees are reflected within accrued expenses and other current liabilities on our consolidated balance sheets. See “Part II, Item 8. Financial Statements and Supplementary Data, Note (9)” for additional disclosures related to board of director fees payable.

Accrued Non-Employee, Independent Director Compensation

	Twelve Months Ended December 31, 2020
	Cash		Common Stock(1)(2)
Name	Paid	Unpaid	Paid	Unpaid	Total

Christopher T. Morris	$-	$25,000	$-	$10,000	$35,000
Ryan A. Bailey	-	22,500	-	10,000	$32,500
Amitav Misra	-	22,500	-	10,000	$32,500
					$-
	$-	$70,000	$-	$30,000	$100,000

(1)	At December 31, 2020, Messrs. Morris, Bailey, Misra and Whitney had total restricted awards of Common Stock outstanding of 108,003, 105,704, 111,795 and 9,683, respectively.
(2)
On April 30, 2020, an aggregate of 135,084 restricted shares of Common Stock were issued to Messrs. Morris, Bailey and Misra. The issuance represents catchup payments for services rendered to the Board for the three-month periods ended September 30, 2018, March 31, 2019, September 30, 2019, and March 31, 2020. At September 30, 2018, the grant date market value cost basis was $1.00 per share. At March 31, 2019, the grant date market value cost basis was $1.11 per share. At September 30, 2019, the grant date market value cost basis was $1.18 per share. At March 31, 2020, the grant date market value cost basis was $0.57 per share. The cost basis is determined by the closing price of Blue Dolphin’s common stock on the last trading day in the periods in which services were rendered.

	Twelve Months Ended December 31, 2019
	Cash		Common Stock(1)
Name	Paid	Unpaid	Paid	Unpaid	Total(2)

Christopher T. Morris	$-	$25,000	$-	$20,000	$45,000
Ryan A. Bailey	-	22,500	-	20,000	$42,500
Amitav Misra	-	22,500	-	20,000	$42,500
					$-
	$-	$70,000	$-	$60,000	$130,000

(1)	At December 31, 2019, Messrs. Morris, Bailey, Misra and Whitney had total restricted awards of Common Stock outstanding of 75,026, 60,676, 66,767 and 9,683, respectively.
(2)	Board of director fees payable at December 31, 2019 totaled $263,000, $130,000 of which was earned during the twelve months ended December 31, 2019 and $133,000 of which was earned in prior periods.

Blue Dolphin Energy Company	December 31, 2020	Page 84

Security Ownership and Related Stockholder Matters

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners
The table below sets forth information at March 31, 2020 with respect to persons or groups known to us to be the beneficial owners of more than five percent (5%) of our common stock. Unless otherwise indicated, each named party has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	LEH	8,426,456	66.4%
	801 Travis Street, Suite 2100
	Houston, Texas 77002

(1)
Based upon 12,693,514 shares of Common Stock issued and outstanding at March 31, 2021.

Security Ownership of Management
The table below sets forth information at March 31, 2021 with respect to: (i) directors, (ii) executive officers and (iii) directors and executive officers as a group beneficially owning our common stock. Unless otherwise indicated, each of the following persons has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Jonathan P. Carroll(2)	10,346,216	81.5%
Common Stock	Christopher T. Morris	120,054	*
Common Stock	Amitav Misra	111,795	*
Common Stock	Ryan A. Bailey	105,704	*
Common Stock	Herbert N. Whitney	9,683	*

Directors/Nominees and Executive Officers as a Group (5 Persons)		10,693,452	84.2%

(1)
Based upon 12,693,514 shares of Common Stock issued and outstanding at March 31, 2021. At March 31, 2021, there were no options outstanding, no options exercisable or no shares of common stock reserved for issuance under the 2000 Stock Incentive Plan.
(2)
Includes 8,426,456 shares issued to LEH. Jonathan Carroll has an approximate 60% ownership interest in LEH.
* Less than 1%.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders who own more than ten percent (10%) of our Common Stock to file reports of stock ownership and changes in ownership with the SEC and to furnish us with copies of all such reports as filed. Based solely on a review of the copies of the Section 16(a) reports furnished to us, we are unaware of any late filings made during 2020 and 2019.

Equity Compensation Plan Information
None.

Blue Dolphin Energy Company	December 31, 2020	Page 85

Related Party Transactions, Director Independence and Accounting Fees

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions
See “Part II, Item 8. Financial Statements and Supplementary Data, Note (3)” for disclosures related to relationships we have with Affiliates.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees that we incurred related to UHY accounting fees and services for the periods indicated were as follow:

	Year Ended December 31,
	2020	2019
	(in thousands)

Audit fees	$200	$247
Audit-related fees	-	-
Tax fees	-	-
	$200	$247

Audit fees for 2020 and 2019 related to the audit of our consolidated financial statements and the review of our quarterly reports that are filed with the SEC. Each year the Audit Committee pre-approves all audit services provided to us by our registered public accounting firm. Such approval is in the form of an engagement letter. Non-audit services must also be pre-approved by the Audit Committee prior to engagement of such services.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 86

Exhibit List

 PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits and Financial Statement Schedules
Following is a list of documents filed as part of this report:

●
Consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity (deficit), and consolidated statements of cash flows, which appear in “Part II, Item 8.Financial Statements and Supplementary Data”.
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

Blue Dolphin Energy Company	December 31, 2020	Page 87

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

Blue Dolphin Energy Company	December 31, 2020	Page 88

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

Blue Dolphin Energy Company	December 31, 2020	Page 89

Exhibit List

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

Blue Dolphin Energy Company	December 31, 2020	Page 90

Exhibit List

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
_______________

*    Management Compensation Plan
**  Filed herewith

  Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2020	Page 91

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

March 31, 2021	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN P. CARROLL
Jonathan P. Carroll	Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 31, 2021

/s/ RYAN A. BAILEY
Ryan A. Bailey	Director	March 31, 2021

/s/ AMITAV MISRA
Amitav Misra	Director	March 31, 2021

/s/ CHRISTOPHER T. MORRIS
Christopher T. Morris	Director	March 31, 2021

/s/ HERBERT N. WHITNEY	Director	March 31, 2021
Herbert N. Whitney

Blue Dolphin Energy Company	December 31, 2020	Page 92