Form 10-Q
period 2021-03-31
BLUE DOLPHIN ENERGY CO
filed 2021-05-17
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of May 17, 2021: 12,693,514

Blue Dolphin Energy Company	September 30, 2020 │Page 2

Glossary of Terms

Glossary of Terms

Throughout this Quarterly Report on Form 10-Q, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including Carroll & Company Financial Holdings, L.P., Ingleside, and Lazarus Capital, LLC) and/or LEH and its affiliates (including Lazarus Midstream Partners, L.P., LMT, and LTRI). Together, Jonathan Carroll and LEH owned approximately 82% of the Common Stock as of the filing date of this report.

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

Equipment Loan Due 2025. Installment sales contract dated October 13, 2020 between LE and Texas First to purchase a backhoe. LE previously rented the backhoe under a rent-to-own agreement that matured.

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

GEL. GEL Tex Marketing, LLC, a Delaware limited liability company and an affiliate of Genesis Energy, LLC; GEL was awarded damages and attorney fees and related expenses by an arbitrator on August 11, 2017; the parties fully resolved the dispute in August 2019.

Gross profit (deficit). Calculated as total revenue less cost of goods sold; reflected as a dollar ($) amount.

HOBM. Heavy oil-based mud blendstock; see also “distillates.”

Blue Dolphin Energy Company	September 30, 2020 │Page 3

Glossary of Terms

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

NPS. Nixon Product Storage, LLC, a wholly owned subsidiary of Blue Dolphin.

NOL. Net operating losses.

Notre Dame Debt. A loan agreement originally entered into between LE and Notre Dame Investors, Inc. in the principal amount of $8.0 million. The debt is currently held by John Kissick. Pursuant to a 2017 sixth amendment, the Notre Dame Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce the arbitration award payable to GEL $3.6 million. The Notre Dame Debt matured in January 2018 and is currently in default.

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

Texas First. Texas First Rentals, LLC.

Blue Dolphin Energy Company	September 30, 2020 │Page 4

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

WSJ prime rate. A measure of the U.S. prime rate as defined by the Wall Street Journal.

XBRL. eXtensible Business Reporting Language.

Yield. The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	March 31, 2021 │Page 5

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

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC and elsewhere in this report. All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Blue Dolphin Energy Company	March 31, 2021 │Page 6

Financial Statements

 PART I

 ITEM 1.
FINANCIAL STATEMENTS

 Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2021	2020
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$521	$549
Restricted cash	48	48
Accounts receivable, net	170	214
Prepaid expenses and other current assets	1,060	3,564
Deposits	110	124
Inventory	1,099	1,062
Total current assets	3,008	5,561

LONG-TERM ASSETS
Total property and equipment, net	61,856	62,497
Operating lease right-of-use assets, net	458	498
Restricted cash, noncurrent	-	514
Surety bonds	230	230
Total long-term assets	62,544	63,739

TOTAL ASSETS	$65,552	$69,300

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$33,724	$33,692
Line of credit payable less unamortized debt issue costs (in default)	7,169	8,042
Long-term debt, related party, current portion (in default)	16,351	16,010
Interest payable (in default)	7,001	6,408
Interest payable, related party (in default)	2,974	2,814
Accounts payable	2,689	3,274
Accounts payable, related party	155	155
Current portion of lease liabilities	199	194
Asset retirement obligations, current portion	2,370	2,370
Accrued expenses and other current liabilities	4,689	4,882
Total current liabilities	77,321	77,841

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	319	370
Deferred revenues	1,523	1,520
Long-term debt, net of current portion	349	355
Total long-term liabilities	2,191	2,245

TOTAL LIABILITIES	79,512	80,086

Commitments and contingencies (Note 16)

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 20,000,000 shares authorized; 12,693,514
shares issued and outstanding at both March 31, 2021 and December 31, 2020)	127	127
Additional paid-in capital	38,457	38,457
Accumulated deficit	(52,544)	(49,370)
TOTAL STOCKHOLDERS' DEFICIT	(13,960)	(10,786)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$65,552	$69,300

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	March 31, 2021 │Page 7

Financial Statements

 Consolidated Statements of Operations (Unaudited)

	2021	2020
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$58,483	$60,897
Tolling and terminaling	930	1,103

Total revenue from operations	59,413	62,000

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	57,783	59,720
Other conversion costs	1,840	2,368
Total cost of goods sold	59,623	62,088

Gross deficit	(210)	(88)

COST OF OPERATIONS
LEH operating fee	124	147
Other operating expenses	54	59
General and administrative expenses	658	644
Depletion, depreciation and amortization	693	633

Total cost of operations	1,529	1,483

Loss from operations	(1,739)	(1,571)

OTHER INCOME (EXPENSE)

Easement, interest and other income	2	20
Interest and other expense	(1,480)	(1,774)
Gain on extinguishment of debt	43	-
Total other expense	(1,435)	(1,754)

Loss before income taxes	(3,174)	(3,325)

Income tax expense	-	(15)

Net loss	$(3,174)	$(3,340)

Loss per common share:
Basic	$(0.25)	$(0.27)
Diluted	$(0.25)	$(0.27)

Weighted average number of common shares outstanding:
Basic	12,693,514	12,327,365
Diluted	12,693,514	12,327,365

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	March 31, 2021 │Page 8

Financial Statements

 Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(3,174)	$(3,340)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	693	633
Deferred income tax	-	15
Amortization of debt issue costs	32	220
Guaranty fees paid in kind	152	153
Related-party interest expense paid in kind	225	68
Deferred revenues and expenses	3	(122)
Gain on extinguishment of debt	(43)	-
Changes in operating assets and liabilities		-
Accounts receivable	44	(879)
Accounts receivable, related party	-	1,364
Prepaid expenses and other current assets	2,504	1,496
Deposits and other assets	14	(16)
Inventory	(37)	832
Accounts payable, accrued expenses and other liabilities	(40)	(683)
Net cash provided by (used in) operating activities	373	(259)

INVESTING ACTIVITIES
Capital expenditures	-	(198)
Net cash used in investing activities	-	(198)

FINANCING ACTIVITIES
Proceeds from debt	-	(696)
Payments on debt	(879)	-
Net activity on related-party debt	(36)	1,350
Net cash provided by (used in) financing activities	(915)	654
Net change in cash, cash equivalents, and restricted cash	(542)	197

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,111	668
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$569	$865

Supplemental Information:
Non-cash investing and financing activities:
Interest paid	$287	$361
Income taxes paid (refunded)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	March 31, 2021 │Page 9

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

Defaults Under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. As a result, the debt associated with these obligations was classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2021 and December 31, 2020.

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

●
Amended Pilot Line of Credit – Upon maturity of the Pilot Line of Credit in May 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Pilot Obligations”). Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Pilot Obligations began to accrue interest at a default rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Pilot Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Blue Dolphin Energy Company	March 31, 2021 │Page 10

Notes to Consolidated Financial Statements

Pursuant to a June 1, 2020 notice, Pilot began applying Pilot’s payment obligations to NPS under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May 2019, between NPS and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between NPS and Pilot, against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. Such tank lease setoff amounts only partially satisfy NPS’ obligations under the Amended Pilot Line of Credit, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the three-month periods ended March 31, 2021 and 2020, the tank lease setoff amounts totaled $0.6 million and $0, respectively. For the three-month periods ended March 31, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.3 million and $0.4 million, respectively.

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the SBA EIDLs was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Pilot Obligations, including through use of the proceeds of the SBA EIDLs. Pilot also notified the SBA that the liens securing the SBA EIDLs are junior to those securing the Pilot Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the SBA EIDLs, no further action has been taken by Pilot as of the filing date of this report.

Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. NPS and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue working with NPS to settle the Pilot Obligations. NPS and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. NPS’s ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that it now faces could intensify. In the event we are unsuccessful in such endeavors, NPS may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

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

Our financial health could be materially and adversely affected by defaults in our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic has resulted in significant financial constraints on producers, which in turn has resulted in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the three-month period ended March 31, 2021, our refinery experienced 1 day of downtime as a result of lack of crude due to cash constraints.

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

Margin Deterioration and Volatility. Our refining margins generally improve in an environment of higher crude oil and refined product prices, and where the spread between crude oil prices and refined product prices widen. In 2020, steps taken early on to address the COVID-19 pandemic globally and nationally, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply. In addition, actions by members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets. As COVID-19 vaccinations increase, global economic activity rises, and the OPEC and partner countries limit crude oil production, there is cautious optimism that the economy will improve in the short-term. However, oil and refined product prices and demand are expected to remain volatile for the foreseeable future, despite signs of recovery during the first quarter of 2021. We cannot predict when prices and demand will stabilize, and we are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we expect that these events will continue to have a material adverse effect on our financial position and results of operations throughout 2021.

Blue Dolphin Energy Company	March 31, 2021 │Page 11

Notes to Consolidated Financial Statements

Historic Net Losses and Working Capital Deficits
Net Losses. Net loss for the three months ended March 31, 2021 was $3.2 million, or a loss of $0.25 per share, compared to a net loss of $3.3 million, or a loss of $0.27 per share, for the three months ended March 31, 2020. Net losses in both periods were the result of unfavorable refining margins per bbl. The net loss during the three months ended March 31, 2021 was also due to 10 days of refinery downtime associated with Winter Storm Uri.

Working Capital Deficits. We had a working capital deficit of $74.3 million and $72.3 million at March 31, 2021 and December 31, 2020, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $24.2 million and $22.6 million at March 31, 2021 and December 31, 2020, respectively. Cash and cash equivalents, restricted cash (current portion), and restricted cash, noncurrent were as follow:

	March 31,	December 31,
	2021	2020
	(in thousands)

Cash and cash equivalents	$521	$549
Restricted cash (current portion)	48	48
Restricted cash, noncurrent	-	514
Total	$569	$1,111

Operating Risks
Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. We are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, remained open. As U.S. federal, state, and local officials roll out COVID-19 vaccines, we expect to continue operating. Any governmental mandates, while necessary to address the virus, will result in further business and operational disruptions, including demand destruction, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and workforce availability.

Management believes that it has taken all prudent steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a low oil price environment. We are managing cash flow by optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. At the Nixon facility, we adjust throughput and production based on prevailing market conditions. With regard to personnel, we have adopted remote working where possible. Where on-site operations are required, personnel are required to wear masks and practice social distancing. We also implemented other site-specific precautionary measures to reduce the risk of exposure and have restricted non-essential business travel. Personnel, customers, and partners are also encouraged to collaborate virtually.

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

The consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or for any other period.

Blue Dolphin Energy Company	March 31, 2021 │Page 12

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

Use of Estimates. The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Actual results could differ from those estimates. The ongoing COVID-19 pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2021 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

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

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for doubtful accounts of $0.1 million at both March 31, 2021 and December 31, 2020.

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

Pipelines and Facilities. Our pipelines and facilities are recorded at cost less any adjustments for depreciation or impairment. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance, we performed periodic impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, our pipeline assets were fully impaired at December 31, 2016. All pipeline transportation services to third parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. Although we planned to decommission the offshore pipelines and platform assets during 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur.

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

Blue Dolphin Energy Company	March 31, 2021 │Page 13

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

Blue Dolphin Energy Company	March 31, 2021 │Page 14

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

Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes. As of each reporting date, we consider new evidence, both positive and negative, to determine the realizability of deferred tax assets. We consider whether it is more likely than not that a portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. When we determine that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended March 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of March 31, 2021 and December 31, 2020. In addition, we have NOL carryforwards that remain available for future use.

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2021 and December 31, 2020, there were no uncertain tax positions for which a reserve or liability was necessary. See “Note (14)” to our consolidated financial statements for more information related to income taxes.

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

The market volatility of commodity prices as a result of the ongoing COVID-19 pandemic could affect the value of certain of our long-lived assets. Management evaluated our refinery and facilities assets for impairment as of March 31, 2021. No impairment was deemed necessary based upon this testing, and we did not record any impairment of our refinery and facilities assets for the periods presented.

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

Computation of Earnings Per Share. We present basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding, which includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the earnings of the entity. The number of shares related to restricted stock included in diluted EPS is based on the “Treasury Stock Method.” We do not currently have issued options, warrants, or similar instruments. Convertible shares, if granted, are not included in the computation of earnings per share if anti-dilutive. See “Note (15)” to our consolidated financial statements for additional information related to EPS.

Blue Dolphin Energy Company	March 31, 2021 │Page 15

Notes to Consolidated Financial Statements

New Pronouncements Adopted. The FASB issues ASUs to communicate changes to the FASB ASC, including changes to non-authoritative SEC content. Recently adopted ASUs include:

Codification Improvements. In October 2020, FASB issued ASU 2020-10, Codification Improvements. The amendments in this guidance affected a wide variety of topics in the ASC by either clarifying the codification or correcting unintended application of guidance. The changes did not have a significant effect on accounting practice or create a significant administrative cost burden to most entities. For all reporting entities, the amendments in ASU 2020-10 were effective for fiscal years ending after December 15, 2020. Adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

Blue Dolphin Energy Company	March 31, 2021 │Page 16

Notes to Consolidated Financial Statements

Guarantees, Security and Defaults

Loan Description	Guarantees	Security	Event(s) of Default
March Carroll Note (in default)	---	---	Failure of borrower to pay past due obligations; loan matured January 2019
March Ingleside Note (in default)	---	---	Failure of borrower to pay past due obligations; loan matured January 2019
June LEH Note (in default)	---	---	Failure of borrower to pay past due obligations; loan matured January 2019
BDPL-LEH Loan Agreement	---	Secured by certain BDPL property	Failure of borrower to pay past due obligations; loan matured August 2018

Covenants
The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type. There are no covenants associated with the March Carroll Note, March Ingleside Note, or June LEH Note.

Related-Party Financial Impact
Consolidated Balance Sheets.

Accounts payable, related party. Accounts payable, related party to LTRI related to the purchase of refinery equipment totaled $0.2 million at both March 31, 2021 and December 31, 2020.

Long-term debt, related party, current portion (in default) and accrued interest payable, related party.

	March 31,	December 31,
	2021	2020
	(in thousands)
LEH
June LEH Note (in default)	$9,588	$9,446
BDPL-LEH Loan Agreement	6,974	6,814
LEH Total	16,562	16,260
Ingleside
March Ingleside Note (in default)	1,031	1,013
Jonathan Carroll
March Carroll Note (in default)	1,732	1,551
	19,325	18,824

Less: Long-term debt, related party, current portion, in default	(16,351)	(16,010)
Less: Accrued interest payable, related party (in default)	(2,974)	(2,814)
	$-	$-

Blue Dolphin Energy Company	March 31, 2021 │Page 17

Notes to Consolidated Financial Statements

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended March 31,
	2021		2020
	(in thousands, except percents)
Refinery operations
LEH	$16,080	27.1%	$17,715	28.6%
Third-Parties	42,403	71.3%	43,182	69.6%
Tolling and terminaling
Third-Parties	930	1.6%	1,103	1.8%
	$59,413	100.0%	$62,000	100.0%

Interest expense.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034	$108	$108
Second Term Loan Due 2034	45	45
March Carroll Note (in default)	29	23
LEH
BDPL-LEH Loan Agreement (in default)	160	160
June LEH Note (in default)	182	25
Ingleside
March Ingleside Note (in default)	14	20
	$538	$381

Other. Lease payments received under the office sub-lease agreement with LEH totaled approximately $0.01 million for both three-month periods ended March 31, 2021 and 2020. The LEH operating fee was also relatively flat, totaling approximately $0.1 million for both three-month periods ended March 31, 2021 and 2020.

(4)
Revenue and Segment Information

Blue Dolphin Energy Company	March 31, 2021 │Page 18

Notes to Consolidated Financial Statements

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

Remaining Performance Obligations. Most of our contracts with customers are spot contracts and therefore have no remaining performance obligations.

Blue Dolphin Energy Company	March 31, 2021 │Page 19

Notes to Consolidated Financial Statements

Segment Information. Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net revenue (excluding intercompany fees and sales)
Refinery operations	$58,483	$60,897
Tolling and terminaling	930	1,103
Total net revenue	59,413	62,000

Intercompany fees and sales
Refinery operations	(566)	(617)
Tolling and terminaling	566	617
Total intercompany fees	-	-

Operation costs and expenses(1)
Refinery operations	(59,289)	(61,833)
Tolling and terminaling	(334)	(255)
Corporate and other	(54)	(59)
Total operation costs and expenses	(59,677)	(62,147)

Segment contribution margin (deficit)
Refinery operations	(1,372)	(1,553)
Tolling and terminaling	1,162	1,465
Corporate and other	(54)	(59)
Total segment contribution margin (deficit)	(264)	(147)

General and administrative expenses(2)
Refinery operations	(301)	(304)
Tolling and terminaling	(68)	(68)
Corporate and other	(413)	(419)
Total general and administrative expenses	(782)	(791)

Depreciation and amortization
Refinery operations	(302)	(288)
Tolling and terminaling	(340)	(294)
Corporate and other	(51)	(51)
Total depreciation and amortization	(693)	(633)

Interest and other non-operating expenses, net
Refinery operations	(598)	(741)
Tolling and terminaling	(452)	(770)
Corporate and other	(385)	(243)
Total interest and other non-operating expenses, net	(1,435)	(1,754)

Income (loss) before income taxes
Refinery operations	(2,573)	(2,886)
Tolling and terminaling	302	333
Corporate and other	(903)	(772)
Total loss before income taxes	(3,174)	(3,325)

Income tax expense	-	(15)

Net loss	$(3,174)	$(3,340)

(1)
Operation costs include cost of goods sold. Also, operation costs within: (a) tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance) and (b) corporate and other includes expenses related to BDSC, BDPC and BDPL.
(2)
General and administrative expenses within refinery operations include the LEH operating fee.

Blue Dolphin Energy Company	March 31, 2021 │Page 20

Notes to Consolidated Financial Statements

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Capital expenditures
Refinery operations	$-	$6
Tolling and terminaling	-	192
Corporate and other	-	-
Total capital expenditures	$-	$198

	March 31,	December 31,
	2021	2020
	(in thousands)
Identifiable assets
Refinery operations	$45,186	$48,521
Tolling and terminaling	18,527	18,722
Corporate and other	1,839	2,057
Total identifiable assets	$65,552	$69,300

(5)
Concentration of Risk

Bank Accounts
Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor. At March 31, 2021 and December 31, 2020, we had cash balances (including restricted cash) that exceeded the FDIC insurance limit per depositor of approximately $0.3 million and $0.6 million, respectively.

Key Supplier
Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Pilot. The crude supply agreement, the initial term of which is volume based, expires when Pilot sells us 24.8 million net bbls of crude oil. Thereafter, the crude supply agreement automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 60 days prior to expiration of any Renewal Term. Total volume billed under the crude supply agreement totaled approximately 5.8 million bbls as of March 31, 2021. Effective March 1, 2020, Pilot assigned its rights, title, interest, and obligations in the crude supply agreement to Tartan Oil LLC, a Pilot affiliate. Sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic has resulted in significant financial constraints on producers, which in turn has resulted in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the three-month periods ended March 31, 2021 and 2020, our refinery experienced 1 day and no days, respectively, of downtime as a result of lack of crude due to cash constraints.

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

Beginning on June 1, 2020, Pilot began applying payment obligations owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. For the three-month periods ended March 31, 2021 and 2020, the tank lease setoff amounts totaled $0.6 million and $0, respectively. For the three-month periods ended March 31, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.3 million and $0.4 million, respectively. See “Note (1) Organization – Going Concern” to our consolidated financial statements for additional disclosures related to defaults in our debt obligations. On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the SBA EIDLs was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Pilot Obligations, including through use of the proceeds of the SBA EIDLs. Pilot also notified the SBA that the liens securing the SBA EIDLs are junior to those securing the Pilot Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the SBA EIDLs, no further action has been taken by Pilot as of the filing date of this report.

Blue Dolphin Energy Company	March 31, 2021 │Page 21

Notes to Consolidated Financial Statements

Our financial health could be materially and adversely affected by defaults in our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic has resulted in significant financial constraints on producers, which in turn has resulted in long term crude oil supply constraints and increased transportation costs. During the three-month period ended March 31, 2021, our refinery experienced 1 day of downtime as a result of lack of crude due to cash constraints. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations.

Significant Customers

We routinely assess the financial strength of our customers and have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at March 31,
	(in thousands, except percents)
March 31, 2021	4	90%	$0

March 31, 2020	4	94%	$0.6 million

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification. The Affiliate accounted for 27% and 29% of total revenue from operations in 2021 and 2020, respectively. The Affiliate represented $0 in accounts receivable at both March 31, 2021 and 2020, respectively. Amounts outstanding relating to the Jet Fuel Sales Agreement can significantly vary period to period based on the timing of the related sales and payments received. Amounts we owed to LEH under various long-term debt, related-party agreements totaled $16.6 million and $16.3 million at March 31, 2021 and December 31, 2020, respectively. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to transactions with Affiliates.

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

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3. Occasionally we sell refined products to customers that export to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2021		2020
	(in thousands, except percents)

LPG mix	$6	0.0%	$-	0%
Naphtha	14,224	24.3%	11,515	18.9%
Jet fuel	16,080	27.5%	17,715	29.1%
HOBM	15,663	26.8%	15,191	24.9%
AGO	12,510	21.4%	16,476	27.1%
	$58,483	100.0%	$60,897	100.0%

An Affiliate, LEH, purchases all of our jet fuel. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to Affiliate transactions.

Blue Dolphin Energy Company	March 31, 2021 │Page 22

Notes to Consolidated Financial Statements

(6)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Prepaid insurance	$556	$1,182
Prepaid crude oil and condensate	383	2,249
Prepaid easement renewal fees	93	99
Other prepaids	28	34
	$1,060	$3,564

(7)
Inventory

Inventory as of the dates indicated consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Crude oil and condensate	$608	$463
Chemicals	175	271
Naphtha	164	120
AGO	121	133
Propane	25	15
LPG mix	6	6
HOBM	-	54
	$1,099	$1,062

Blue Dolphin Energy Company	March 31, 2021 │Page 23

Notes to Consolidated Financial Statements

(8)
Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2021	2019
	(in thousands)
Refinery and facilities	$72,184	$72,184
Land	566	566
Other property and equipment	903	903
	73,653	73,653

Less: Accumulated depletion, depreciation, and amortiation	(15,861)	(15,220)
	57,792	58,433

CIP	4,064	4,064
	$61,856	$62,497

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. Capitalized interest is recorded as part of the asset it relates to and is depreciated over the asset’s useful life. Capitalized interest cost, which is included in CIP, was $0 at March 31, 2021 and December 31, 2020. Capital expenditures for expansion at the Nixon facility were funded by long-term debt from Veritex, revenue from operations, and working capital from Affiliates. At March 31, 2021 and December 31, 2020, unused amounts for capital expenditures derived from Veritex loans were reflected in restricted cash (current and non-current portions) on our consolidated balance sheets. See “Note (10)” to our consolidated financial statements for additional disclosures related to working capital deficits and borrowings for capital spending.

(9)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Unearned revenue from contracts with customers	$3,489	$3,421
Unearned contract renewal income	400	500
Insurance	181	541
Other payable	176	252
Customer deposits	173	10
Taxes payable	137	58
Board of director fees payable	133	100
	$4,689	$4,882

Blue Dolphin Energy Company	March 31, 2021 │Page 24

Notes to Consolidated Financial Statements

(10)
Third-Party Long-Term Debt

Loan Agreements Summary

Loan Description	Parties	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	LE-Veritex	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default)	LRM-Veritex	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Notre Dame Debt (in default)(2)(3)	LE-Kissick	$11.7	Jan 2018	No payments to date; payment rights subordinated	16.00%	Working capital; reduced arbitration award payable to GEL
SBA EIDLs
LE Term Loan Due 2050(4)	LE-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(4)	NPS-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(5)	LE-Texas First	$0.07	Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion
(1)
Proceeds were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected on our consolidated balance sheets as restricted cash (current portion) and restricted cash (noncurrent). At March 31, 2021, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0. At December 31, 2020, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.5 million.
(2)
LE originally entered into a loan agreement with Notre Dame Investors, Inc. in the principal amount of $8.0 million. The debt is currently held by John Kissick. Pursuant to a 2017 sixth amendment, the Notre Dame Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce the arbitration award payable to GEL by $3.6 million.
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
(5)
In May 2019, LE entered into a 12-month equipment rental agreement with the option to purchase the backhoe at maturity. The equipment rental agreement matured in May 2020. In October 2020, LE entered into the Equipment Loan Due 2025 to finance the purchase of the backhoe. The backhoe continues to be used at the Nixon facility.

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt (outstanding principal and accrued interest), as of the dates indicated was as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$23,104	$22,840
LRM Term Loan Due 2034 (in default)	9,601	9,473
Notre Dame Debt (in default)	9,613	9,413
SBA EIDLs
LE Term Loan 2050	153	152
NPS Term Loan 2050	153	152
Equipment Loan Due 2025	65	71
	42,689	42,101

Less: Current portion of long-term debt, net	(33,724)	(33,692)
Less: Unamortized debt issue costs	(1,718)	(1,749)
Less: Accrued interest payable (in default)	(6,898)	(6,305)
	$349	$355

Blue Dolphin Energy Company	March 31, 2021 │Page 25

Notes to Consolidated Financial Statements

Unamortized debt issue costs associated with the Veritex loans as of the dates indicated consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(724)	(693)
	$1,718	$1,749

Amortization expense was $0.03 million for both three-month periods ended March 31, 2021 and 2020.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Notre Dame Debt (in default)	$4,635	$4,435
Veritex Loans
LE Term Loan Due 2034 (in default)	1,559	1,295
LRM Term Loan Due 2034 (in default)	698	571
SBA EIDLs
LE Term Loan 2050	3	2
NPS Term Loan 2050	3	2
	6,898	6,305
Less: Accrued interest payable (in default)	(6,898)	(6,305)
Long-term Interest Payable, Net of Current Portion	$-	$-

Payment Deferments

Veritex Loans. In April 2020, LE and LRM were each granted a two-month deferment period on their respective Veritex loans commencing from April 22, 2020 to June 22, 2020. During the deferment period, LE and LRM were not obligated to make payments and interest continued to accrue at the stated rates of the loans. Upon expiration of the deferment period: (i) Veritex re-amortized the loan such that future payments on principal and interest were adjusted based on the remaining principal balances and loan terms, and (ii) all other terms of the loans reverted to the original terms, and previous defaults were reinstated. The deferment did not address LE’s requirement to replenish the $1.0 million payment reserve account. Principal and interest payments resumed on July 22, 2020. As of the filing date of this report, LE and LRM were in default with respect to required monthly payments under the secured loan agreements with Veritex. Other defaults remain outstanding as noted below under “Defaults”.

SBA EIDLs. Payments under the SBA loans are deferred for the first twelve (12) months. Interest accrues during the deferral period. Principal and interest payments begin in August 2021.

Blue Dolphin Energy Company	March 31, 2021 │Page 26

Notes to Consolidated Financial Statements

Guarantees and Security

Loan Description	Guarantees	Security
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	● 100% USDA-guarantee ● Jonathan Carroll personal guarantee ● LEH, LRM and Blue Dolphin cross-guarantee
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
SBA EIDLs(3)
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
(3)
On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the SBA EIDLs was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Pilot Obligations, including through use of the proceeds of the SBA EIDLs. Pilot also notified the SBA that the liens securing the SBA EIDLs are junior to those securing the Pilot Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the SBA EIDLs, no further action has been taken by Pilot as of the filing date of this report.

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

Blue Dolphin Energy Company	March 31, 2021 │Page 27

Notes to Consolidated Financial Statements

Defaults

Loan Description	Event(s) of Default	Covenant Violations
Veritex Loans
LE Term Loan Due 2034 (in default)	Failure to make required monthly payments; failure to replenish $1.0 million payment reserve account; events of default under other secured loan agreements with Veritex	Financial covenants: ● debt service coverage ratio, current ratio, and debt to net worth ratio
LRM Term Loan Due 2034 (in default)	Failure to make required monthly payments; events of default under other secured loan agreements with Veritex	Financial covenants: ● debt service coverage ratio, current ratio, and debt to net worth ratio
Notre Dame Debt (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---

As reflected in the table above and elsewhere in this report, we are in default under the LE Term Loan Due 2034, LRM Term Loan Due 2034, and the Notre Dame Debt. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and the Notre Dame Debt was classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2021 and December 31, 2020.

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

(11)
Line of Credit Payable

Line of Credit Agreement Summary

Line of Credit Description	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose

Amended Pilot Line of Credit (in default)	$13.0	May 2020	----	14.00%	Settlement payment to GEL, NPS purchase of crude oil from Pilot, and working capital

Blue Dolphin Energy Company	March 31, 2021 │Page 28

Notes to Consolidated Financial Statements

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Line of credit payable, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)

Amended Pilot Line of Credit (in default)	$7,272	$8,145

Less: Interest payable, short-term	(103)	(103)
	$7,169	$8,042

Guarantees and Security

Loan Description	Guarantees	Security
Amended Pilot Line of Credit (in default)	● Blue Dolphin pledged its equity interests in NPS to Pilot to secure NPS’ obligations; ● Blue Dolphin, LE, LRM, and LEH have each guaranteed NPS’ obligations.	● NPS receivables; ● NPS assets, including a tank lease (the “Tank Lease”); ● LRM receivables.

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

Covenants

The Amended Pilot Line of Credit contains customary affirmative and negative covenants and events of default.

Defaults

Loan Description	Event(s) of Default	Covenant Violations
Amended Pilot Line of Credit (in default)	Failure of borrower or any guarantor to pay past due obligations; loan matured May 2020	---

Blue Dolphin Energy Company	March 31, 2021 │Page 29

Notes to Consolidated Financial Statements

As reflected in the table above and elsewhere in this report, we are in default under the Amended Pilot Line of Credit. Upon maturity of the Amended Pilot Line of Credit in May 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the Pilot Obligations. Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Pilot Obligations began to accrue interest at a default rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Pilot Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Pursuant to a June 1, 2020 notice, Pilot began applying Pilot’s payment obligations to NPS under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May 2019, between NPS and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between NPS and Pilot, against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. Such tank lease setoff amounts only partially satisfy NPS’ obligations under the Amended Pilot Line of Credit, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the three-month periods ended March 31, 2021 and 2020, the tank lease setoff amounts totaled $0.6 million and $0, respectively. For the three-month periods ended March 31, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.3 million and $0.4 million, respectively.

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the SBA EIDLs was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Pilot Obligations, including through use of the proceeds of the SBA EIDLs. Pilot also notified the SBA that the liens securing the SBA EIDLs are junior to those securing the Pilot Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the SBA EIDLs, no further action has been taken by Pilot as of the filing date of this report.

Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. NPS and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue working with NPS to settle the Pilot Obligations. NPS and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. NPS’s ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that it now faces could intensify. In the event we are unsuccessful in such endeavors, NPS may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

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

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with the decommissioning of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment and recognized accretion expense relating to the discounted liability over the remaining life of the asset. At March 31, 2021 and December 31, 2020, the liability was fully accreted. See “Note (16)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

ARO liability as of the dates indicated was as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)

AROs, at the beginning of the period	$2,370	$2,565
Liabilities settled	-	(195)
	2,370	2,370
Less: AROs, current portion	(2,370)	(2,370)
Long-term AROs, at the end of the period	$-	$-

Liabilities settled reflects preparatory costs in the period associated with decommissioning our offshore pipelines and platform assets.

Blue Dolphin Energy Company	March 31, 2021 │Page 30

Notes to Consolidated Financial Statements

(13)
Lease Obligations

Lease Obligations

Operating Lease
Office Lease. BDSC has an office lease related to our headquarters office in Houston, Texas. The 68-month operating lease expires in 2023. BDSC has the option to extend the lease term for one additional five (5) year period if notice of intent to extend is provided to the lessor at least twelve (12) months before the end of the current term. Pursuant to a letter dated March 29, 2021, TR 801 Travis LLC, a Delaware limited partnership, informed BDSC that it was in default under its office lease. BDSC’s failure to pay past due obligations, including rent installments and other charges, constituted an event of default. The parties reached an agreement to cure the default. See “Note (17) Subsequent Events” to our consolidated financial statements for additional disclosures related to the Houston office lease.

An Affiliate, LEH, subleases a portion of the Houston office space.  Sublease income received from LEH totaled approximately $0.01 million for both the three months ended March 31, 2021 and 2020. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		March 31,	December 31,
	Balance Sheet Location	2021	2020
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(329)	(289)

Total lease assets		458	498

Liabilities
Current
Operating lease	Current portion of lease liabilities	199	194
		199	194
Noncurrent
Operating lease	Long-term lease liabilities, net of current	319	370
Total lease liabilities		$518	$564

Blue Dolphin Energy Company	March 31, 2021 │Page 31

Notes to Consolidated Financial Statements

Weighted average remaining lease term in years
Operating lease	2.42
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

The following table presents information related to lease costs for operating and finance leases:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)

Operating lease costs	$51	$51
Finance lease costs:
Depreciation of leased assets	-	6
Interest on lease liabilities	-	2
Total lease cost	$51	$59

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement
of lease liabilities:
Operating cash flows for operating lease	$47	$88
Operating cash flows for finance leases	$-	$2
Financing cash flows for finance leases	$-	$6

Blue Dolphin Energy Company	March 31, 2021 │Page 32

Notes to Consolidated Financial Statements

As of March 31, 2021, maturities of lease liabilities for the periods indicated were as follows:

March 31,	Operating Lease
(in thousands)

2021	$199
2022	220
2023	99

$518

Future minimum annual lease commitments that are non-cancelable:

Operating
March 31,	Lease
(in thousands)
2021	$233
2022	237
2023	101
$571

(14)
Income Taxes

Tax Provision

The provision for income tax expense for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Current
Federal	$-	$(15)
State	-	-
Deferred
Federal	667	698
State	-
Change in valuation allowance	(667)	(698)

Total provision for income taxes	$-	$(15)

The TMT is treated as an income tax for financial reporting purposes.

Blue Dolphin Energy Company	March 31, 2021 │Page 33

Notes to Consolidated Financial Statements

Deferred income taxes as of the dates indicated consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$15,773	$15,258
Business interest expense	3,693	3,343
Start-up costs (crude oil and condensate processing facility)	488	509
ARO liability/deferred revenue	498	498
Other	4	3
Total deferred tax assets	20,456	19,611

Deferred tax liabilities:
Basis differences in property and equipment	(7,409)	(7,230)
Total deferred tax liabilities	(7,409)	(7,230)
	13,047	(7,230)

Valuation allowance	(13,047)	(12,381)

Deferred tax assets, net	$-	$-

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

Blue Dolphin Energy Company	March 31, 2021 │Page 34

Notes to Consolidated Financial Statements

NOL Carryforwards. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2019	9,614	43,058	52,672

Net operating losses	-	13,305	13,305

Balance at December 31, 2020	$9,614	$56,363	$65,977

Net operating losses	(1,718)	2,456	738

Balance at March 31, 2021	$7,896	$58,819	$66,715

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At March 31, 2021 and December 31, 2020, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of March 31, 2021 and December 31, 2020.

(15)
Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands
	except share and per share amounts)

Net loss	$(3,174)	$(3,340)

Basic and diluted income (loss) per share	$(0.25)	$(0.27)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	12,693,514	12,327,365

Blue Dolphin Energy Company	March 31, 2021 │Page 35

Notes to Consolidated Financial Statements

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three months ended March 31, 2021 and 2020 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE on August 15, 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit permit applications for pipeline and platform decommissioning, along with a safe boarding plan for the platform, within six (6) months (no later than February 15, 2020), and develop and implement a safe boarding plan for submission with such permit applications. Further, BSEE proposed that BDPL complete approved, permitted work within twelve (12) months (no later than August 15, 2020). BDPL timely submitted permit applications for decommissioning of the subject offshore pipelines and platform assets to BSEE on February 11, 2020 and the USACOE on March 25, 2020. Although we planned to decommission the offshore pipelines and platform assets during 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BSEE with updates regarding the project’s status.

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of March 31, 2021. At both March 31, 2021 and December 31, 2020, BDPL maintained $2.4 million in AROs related to abandonment of these assets.

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

Blue Dolphin Energy Company	March 31, 2021 │Page 36

Notes to Consolidated Financial Statements

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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Although we planned to decommission the offshore pipelines and platform assets during 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BOEM and BSEE with updates regarding the project’s status.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of March 31, 2021. At both March 31, 2021 and December 31, 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

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

Blue Dolphin Energy Company	March 31, 2021 │Page 37

Notes to Consolidated Financial Statements

(17)
Subsequent Events

BDSC Office Lease Default

On May 11, 2021, BDSC and TR 801 Travis LLC reached an agreement to cure BDSC’s Houston office lease default. Under the terms of the arrangement, BDSC will pay TR 801 Travis LLC past due obligations, including rent installments and other charges totaling approximately $0.1 million (the “Past Due Obligations”), in equal monthly installments beginning June 1, 2021 and continuing through the August 31, 2023 lease expiration date. The Past Due Obligations shall be subject to an annual percentage rate of 4.50%. As revised, BDSC’ monthly base rent plus the prorated portion of the Past Due Obligations will approximate $0.02 million.

BDEC EIDL

On May 11, 2021, BDEC executed the standard loan documents required to secure an EIDL through the SBA for COVID-19 pandemic relief. The principal amount of the loan is $0.5 million. Proceeds will be used for working capital purposes. Interest on the loan accrues at the rate of 3.75% per annum and will accrue from the date of loan. Installment payments, including principal and interest, total $.003 million per month and will begin eighteen (18) months from the date of the loan. The balance of principal and interest is payable over a 30-year term. SBA EIDLs are not forgivable. Jonathan Carroll and LEH, an Affiliate, provided gurantees of the debt. The debt is subject to certain customary covenants and default provisions.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2021 │Page 38

Management’s Discussion and Analysis and Internal Controls

 ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is our analysis of our financial performance, financial condition, and significant trends that may affect future performance. All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the business strategy, risk factors, and financial statements and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Our assets are primarily organized in two segments: refinery operations (owned by LE) and tolling and terminaling services (owned by LRM and NPS). Subsidiaries that are reflected in corporate and other include BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). For more information related to our business segments, see “Part I, Item 1. Financial Statements – Note (4)”.

Affiliates
Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. An Affiliate operates and manages all Blue Dolphin properties and funds working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Part I, Item 1. Financial Statements – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Business Operations Update
In 2020, the outbreak of the COVID-19 pandemic negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for petroleum products. As a result of commodity price volatility and decreased demand for our products, our business results and cash flows were significantly adversely impacted by the COVID-19 pandemic in 2020 and throughout the first quarter of 2021. As vaccine rollouts ramp up around the world, travel restrictions are pared back, and OPEC and other producer countries re-balance inventories, we are cautiously optimistic that the global economy, oil demand, and commodity prices will recover from the impact of the pandemic.

In the wake of the COVID-19 pandemic, we continue to take measures to lessen the impact on our operations and limit the spread of the virus among personnel. We operate the Nixon facility at reduced rates based on market conditions and staffing levels, and we adjust the facility’s operating rate in response to market and other conditions. We careful evaluate projects and, as a result, have limited or postponed projects and other non-essential work. We have also planned capital expenditures at a level we believe will satisfy all required safety, environmental, and regulatory requirements. With regard to personnel, we have adopted remote working where possible. Where on-site operations are required, personnel are required to wear masks and practice social distancing. We also implemented other site-specific precautionary measures to reduce the risk of exposure and have restricted non-essential business travel. Personnel, customers, and partners are also encouraged to collaborate virtually.

The duration of the impact of the COVID-19 pandemic and related market developments is unknown. The continued negative impact of these events on our business and operations will depend on the ongoing severity, location and duration of the effects and spread of COVID-19, the effectiveness of vaccine programs, other actions undertaken by federal, state, and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume in 2021 or thereafter. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak of the virus at one of our locations, may impair our operations, subject us to fines or penalties assessed by governmental authorities, and/or result in an environmental or safety incident. We may also be subject to liability as a result of claims against us by impacted workers or third parties. The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition, cash flows, and our ability to service our indebtedness and other obligations. There can also be no assurance that our liquidity, business, financial condition, and results of operations will revert to pre-2020 levels once the impacts of the COVID-19 pandemic cease.

Blue Dolphin Energy Company	March 31, 2021 │Page 39

Management’s Discussion and Analysis and Internal Controls

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

Defaults Under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. As a result, the debt associated with these obligations was classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2021 and December 31, 2020. See “Part I, Item 1. Financial Statements – Notes (1), (3), (10), and (11)” for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations.

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

●
Amended Pilot Line of Credit – Upon maturity of the Pilot Line of Credit in May 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Payment Obligations”). Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Payment Obligations began to accrue interest at a default rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Payment Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Pursuant to a June 1, 2020 notice, Pilot began applying Pilot’s payment obligations to NPS under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May 2019, between NPS and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between NPS and Pilot, against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. Such tank lease setoff amounts only partially satisfy NPS’ obligations under the Amended Pilot Line of Credit, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the three-month periods ended March 31, 2021 and 2020, the tank lease setoff amounts totaled $0.6 million and $0, respectively. For the three-month periods ended March 31, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.3 million and $0.4 million, respectively.

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the SBA EIDLs was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Payment Obligations, including through use of the proceeds of the SBA EIDLs. Pilot also notified the SBA that the liens securing the SBA EIDLs are junior to those securing the Payment Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the SBA EIDLs, no further action has been taken by Pilot as of the filing date of this report.

Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. NPS and guarantors continue in active dialogue with Pilot to reach a negotiated settlement, and we believe that Pilot hopes to continue working with NPS to settle the Payment Obligations. NPS and guarantors are also working on the possible refinance of amounts owing and payable under the Amended Pilot Line of Credit. However, progress with potential lenders has been slow due to the ongoing COVID-19 pandemic. NPS’s ability to repay, refinance, replace or otherwise extend this credit facility is dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given the current financial markets, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that it now faces could intensify. In the event we are unsuccessful in such endeavors, NPS may be unable to pay the amounts outstanding under the Amended Pilot Line of Credit, which may require us to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Blue Dolphin Energy Company	March 31, 2021 │Page 40

Management’s Discussion and Analysis and Internal Controls

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

Our financial health could be materially and adversely affected by defaults in our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic has resulted in significant financial constraints on producers, which in turn has resulted in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the three-month period ended March 31, 2021, our refinery experienced 1 day of downtime as a result of lack of crude due to cash constraints.

Related-Party Defaults
Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits.

Margin Deterioration and Volatility. Our refining margins generally improve in an environment of higher crude oil and refined product prices, and where the spread between crude oil prices and refined product prices widen. In 2020, steps taken early on to address the COVID-19 pandemic globally and nationally, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply. In addition, actions by members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets. As COVID-19 vaccinations increase, global economic activity rises, and the OPEC and partner countries limit crude oil production, there is cautious optimism that the economy will improve in the short-term. However, oil and refined product prices and demand are expected to remain volatile for the foreseeable future, despite signs of recovery during the first quarter of 2021. We cannot predict when prices and demand will stabilize, and we are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we expect that these events will continue to have a material adverse effect on our financial position and results of operations throughout 2021.

Historic Net Losses and Working Capital Deficits.
Net Losses
Net loss for the three months ended March 31, 2021 was $3.4 million, or a loss of $0.27 per share, compared to a net loss of $3.3 million, or a loss of $0.27 per share, for the three months ended March 31, 2020. Net losses in both periods were the result of unfavorable refining margins per bbl. The net loss during the three months ended March 31, 2021 was also due to 10 days of refinery downtime associated with Winter Storm Uri.

Working Capital Deficits
We had a working capital deficit of $74.3 million and $72.3 million at March 31, 2021 and December 31, 2020, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $24.2 million and $22.6 million at March 31, 2021 and December 31, 2020, respectively. Cash and cash equivalents, restricted cash (current portion), and restricted cash, noncurrent were as follow:

	March 31,	December 31,
	2021	2020
	(in thousands)

Cash and cash equivalents	$521	$549
Restricted cash (current portion)	48	48
Restricted cash, noncurrent	-	514
Total	$569	$1,111

See “Part I, Item 1. Financial Statements – Note (1)” regarding going concern factors and associated risks.

Blue Dolphin Energy Company	March 31, 2021 │Page 41

Management’s Discussion and Analysis and Internal Controls

Operating Risks
Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. As discussed under “Part I, Item 1. Financial Statements – Note (1)” under “Going Concern” and throughout this report, we are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, remained open. As U.S. federal, state, and local officials roll out COVID-19 vaccines, we expect to continue operating. Any governmental mandates, while necessary to address the virus, will result in further business and operational disruptions, including demand destruction, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and workforce availability.

Management believes that it has taken all prudent steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a low oil price environment. We are managing cash flow by optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. At the Nixon facility, we adjust throughput and production based on prevailing market conditions. With regard to personnel, we have adopted remote working where possible. Where on-site operations are required, personnel are required to wear masks and practice social distancing. We also implemented other site-specific precautionary measures to reduce the risk of exposure and have restricted non-essential business travel. Personnel, customers, and partners are also encouraged to collaborate virtually.

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

Business Strategy
Our primary business objective is to improve our financial profile by executing the below strategies, modified as necessary, to reflect changing economic conditions and other circumstances:

Optimizing Existing Asset Base	● Operating safely and enhancing health, safety, and environmental systems. ● Planning and managing turnarounds and downtime.

Improving Operational Efficiencies	● Reducing or streamlining variable costs incurred in production. ● Increasing throughput capacity and optimizing product slate. ● Increasing tolling and terminaling revenue.

Seizing Market Opportunities	● Leveraging existing infrastructure to engage in renewable energy projects. ● Taking advantage of market opportunities as they arise.

Under the Biden Administration, the focus on cleaner energy sources and technology to decarbonize resource-intensive industries continues to accelerate. This focus is steering government policy to incentivize clean energy sources and carbon capture technologies, as well as supporting new industry-wide investment in areas like renewables, green hydrogen, and carbon capture, utilization, and storage. During the first quarter of 2021, we announced a pivot to explore renewable energy opportunities through an affiliate, Lazarus Energy Alternative Fuels LLC (“LEAF”). LEAF will explore potential opportunities to position Blue Dolphin in the global transition to cleaner, lower-carbon alternatives from traditional fossil fuels. These opportunities may include technology, development, or commercial partnerships, as well as the repurposing of assets and facilities, for the production, storage, transportation and sale of alternative fuels and other low-carbon products.

Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, having favorable margins on refined products, and collaborating with new partners to develop and finance clean energy projects. There can be no assurance that our business strategy will be successful, including a pivot to renewables through LEAF, that Affiliates will continue to fund our working capital needs when we experience working capital deficits, that we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, that we will be able to obtain additional financing on commercially reasonable terms or at all, or that margins on our refined products will be favorable. Further, if Veritex and/or Pilot exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Blue Dolphin Energy Company	March 31, 2021 │Page 42

Management’s Discussion and Analysis and Internal Controls

We regularly engage in discussions with third parties regarding possible joint ventures, asset sales, mergers, and other potential business combinations. However, we do not anticipate any material activities in the foreseeable future. Management has determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements, margin deterioration and volatility, and historic net losses and working capital deficits. A ‘going concern’ opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend on sustained positive operating margins and working capital to sustain operations, including the purchase of crude oil and condensate and payments on long-term debt. If we are unable to achieve these goals, our business would be jeopardized, we may not be able to continue operating, and we may have to seek bankruptcy protection.

Refinery Operations
Our refinery operations segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility ● Crude distillation tower (15,000 bpd) ● Petroleum storage tanks ● Loading and unloading facilities ● Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Crude Oil and Condensate Supply.  Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Pilot. The crude supply agreement, the initial term of which is volume based, expires when Pilot sells us 24.8 million net bbls of crude oil. Thereafter, the crude supply agreement automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 60 days prior to expiration of any Renewal Term. Total volume billed under the crude supply agreement totaled approximately 5.8 million bbls as of March 31, 2021. Effective March 1, 2020, Pilot assigned its rights, title, interest, and obligations in the crude supply agreement to Tartan Oil LLC, a Pilot affiliate. Sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic has resulted in significant financial constraints on producers, which in turn has resulted in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the three-month periods ended March 31, 2021 and 2020, our refinery experienced 1 day and no days, respectively, of downtime as a result of lack of crude due to cash constraints.

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

Blue Dolphin Energy Company	March 31, 2021 │Page 43

Management’s Discussion and Analysis and Internal Controls

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

The Nixon refinery periodically experiences planned and unplanned temporary shutdowns. Planned turnarounds are used to repair, restore, refurbish, or replace refinery equipment. Unplanned shutdowns can occur for a variety of reasons, including voluntary regulatory compliance measures, cessation or suspension by regulatory authorities, disabled equipment, or lack of crude due to cash constraints. However, in Texas the most typical reason is excessive heat or power outages from high winds and thunderstorms. The Nixon refinery did not incur significant damage as a result of Winter Storm Uri in February 2021. However, the facility was down for approximately 10 days as a result of lost external power.

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

Inactive Operations
We own certain other pipeline and facilities assets and have leasehold interests in oil and gas properties. These assets, which are shown below and included in corporate and other, are not operational and are fully impaired. We fully impaired our pipeline assets in 2016 and our oil and gas leasehold interests in 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three months ended March 31, 2021 and 2020. See “Part I, Item 1. Financial Statements – Note (16)” related to pipelines and platform decommissioning requirements and related risks.
Property	Operating Subsidiary	Location

Freeport facility ● Crude oil and natural gas separation and dehydration ● Natural gas processing, treating, and redelivery ● Vapor recovery unit ● Two onshore pipelines ● Land (162 acres)	BDPL	Freeport, Texas
Offshore Pipelines (Trunk Line and Lateral Lines)	BDPL	Gulf of Mexico
Oil and Gas Leasehold Interests	BDPC	Gulf of Mexico

Blue Dolphin Energy Company	March 31, 2021 │Page 44

Management’s Discussion and Analysis and Internal Controls

Pipeline and Facilities Safety.
Although our pipeline and facility assets are inactive, they require upkeep and maintenance and are subject to safety regulations under OSHA, PHMSA, BOEM, BSEE, and comparable state and local regulations. We have response and control plans, spill prevention and other programs to respond to emergencies related to these assets.

 Results of Operations
A discussion and analysis of the factors contributing to our consolidated financial results of operations is presented below and should be in read in conjunction with our financial statements in “Part I, Item 1. Financial Statements”. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but they should not serve as the only criteria for predicting future performance.

Major Influences on Results of Operations. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per bbl price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. In 2020, steps taken early on to address the COVID-19 pandemic globally and nationally, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply. In addition, actions by members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets. As COVID-19 vaccinations increase, global economic activity rises, and the OPEC and partner countries limit crude oil production, there is cautious optimism that the economy will improve in the short-term. However, oil and refined product prices and demand are expected to remain volatile for the foreseeable future, despite signs of recovery during the first quarter of 2021. We cannot predict when prices and demand will stabilize, and we are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we expect that these events will continue to have a material adverse effect on our financial position and results of operations throughout 2021.

How We Evaluate Our Operations. Management uses certain financial and operating measures to analyze segment performance. These measures are significant factors in assessing our operating results and profitability and include: segment contribution margin (deficit), refining gross profit (deficit) per bbl, tank rental revenue, operation costs and expenses, refinery throughput and production data, and refinery downtime. Segment contribution margin (deficit) and refining gross profit (deficit) per bbl are non-GAAP measures.

Segment Contribution Margin (Deficit) and Refining Gross Profit (Deficit) per Bbl
Segment contribution margin (deficit) is used to evaluate both refinery operations and tolling and terminaling while refining gross profit (deficit) per bbl is a refinery operations benchmark. Both measures supplement our financial information presented in accordance with U.S. GAAP. Management uses these non-GAAP measures to analyze our results of operations, assess internal performance against budgeted and forecasted amounts, and evaluate future impacts to our financial performance as a result of capital investments. Non-GAAP measures have important limitations as analytical tools. These non-GAAP measures, which are defined in our glossary of terms, should not be considered a substitute for GAAP financial measures. We believe these measures may help investors, analysts, lenders, and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results. See “Non-GAAP Reconciliations” within this Results of Operations and the financial statements within “Part I, Item 1. Financial Statements” for a reconciliation of Non-GAAP measures to U.S. GAAP.

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

Blue Dolphin Energy Company	March 31, 2021 │Page 45

Management’s Discussion and Analysis and Internal Controls

Consolidated Results. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Three Months Ended March 31, 2021 Versus March 31, 2020 (Q1 2021 Versus Q1 2020)
Overview. Net loss for Q1 2021 was $3.2 million, or a loss of $0.25 per share, compared to a net loss of $3.3 million, or a loss of $0.27 per share, in Q1 2020. Net losses in both periods were the result of unfavorable refining margins per bbl. The net loss in Q1 2021 was also due to 10 days of refinery downtime associated with Winter Storm Uri.

Total Revenue from Operations. Total revenue from operations decreased approximately 4% to $59.4 million for Q1 2021 from $62.0 million for Q1 2020. Although refined product prices improved in Q1 2021, refinery operations revenue decreased due to lower sales volumes. Tolling and terminaling revenue decreased as a result of lower tank rental fees.

Total Cost of Goods Sold. Total cost of goods sold decreased approximately 4% to $59.6 million for Q1 2021 from $62.1 million for Q1 2020. The decrease related to lower throughput due to refinery downtime.

Gross Deficit. Gross deficit was $0.2 million for Q1 2021 compared to gross deficit of $0.1 million for Q1 2020. Refinery margins were adversely affected by lower margins and refinery downtime primarily associated with Winter Storm Uri.

General and Administrative Expenses. General and administrative expenses increased approximately 2% to $0.7 million in Q1 2021 from $0.6 million in Q1 2020. The increase primarily related to rising insurance premiums.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization expenses for Q1 2021 totaled approximately $0.7 million compared to approximately $0.6 million in Q1 2020. The nearly 10% increase primarily related to placing a petroleum storage tank in service.

Total Other Income (Expense). Total other expense in Q1 2021 was $1.4 million compared to total other expense of $1.8 million in Q1 2020, representing a decrease of approximately $0.4 million. Total other expense in Q1 2021 primarily related to interest expense associated with secured loan agreements with Veritex, related-party debt, and the line of credit with Pilot.

Blue Dolphin Energy Company	March 31, 2021 │Page 46

Management’s Discussion and Analysis and Internal Controls

Refinery Operations. Our refinery operations business segment is owned by LE. Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land. Refinery operations revenue is derived from refined product sales.

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)

Refined product sales	$58,483	$60,897
Less: Total cost of goods sold	(59,623)	(62,088)
Gross deficit	(1,140)	(1,191)

Sales (Bbls)	948	1,141

Gross Deficit per Bbl	$(1.20)	$(1.04)

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net revenue (1)	$58,483	$60,897
Intercompany fees and sales	(566)	(617)
Operation costs and expenses	(59,289)	(61,833)
Segment Contribution Deficit	$(1,372)	$(1,553)

Q1 2021 Versus Q1 2020
●
deficit per bbl was $1.20 for Q1 2021 compared to gross deficit per bbl of $1.04 in Q1 2020, representing a decline of $0.16 per bbl. The deficit in both periods related to lower margins and market fluctuations associated with the COVID-19 pandemic. Refinery downtime associated with Winter Storm Uri also caused an increase in gross deficit per bbl in Q1 2021.
●
deficit improved slightly in Q1 2021 compared to Q1 2020.
●
downtime increased significantly to 11 days in Q1 2021 compared to 3 days in Q1 2020. Refinery downtime in Q1 2021 primarily related to power outages during Winter Storm Uri.

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

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net revenue (1)	$930	$1,103
Intercompany fees and sales	566	617
Operation costs and expenses	(334)	(255)
Segment Contribution Margin	$1,162	$1,465

Q1 2021 Versus Q1 2020
●
Tolling and terminaling net revenue decreased nearly 16% in Q1 2021 compared to Q1 2020 primarily as a result of lower tank rental revenue.
●
Intercompany fees and sales, which reflect fees associated with an intercompany tolling agreement tied to naphtha volumes, decreased in Q1 2021 compared to Q1 2020. Naphtha sales volumes decreased between the periods.
●
Segment contribution margin in Q1 2021 decreased 20% to $1.2 million compared to $1.5 million Q1 2020. The decrease related to lower revenue and intercompany fees tied to naphtha volumes.

Blue Dolphin Energy Company	March 31, 2021 │Page 47

Management’s Discussion and Analysis and Internal Controls

Non-GAAP Reconciliations.

Reconciliation of Segment Contribution Margin (Deficit)

	Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin (deficit)	$(1,372)	$(1,553)	$1,162	$1,465	$(54)	$(59)	$(264)	$(147)
General and administrative expenses(1)	(301)	(304)	(68)	(68)	(413)	(419)	(782)	(791)
Depreciation and amortization	(302)	(288)	(340)	(294)	(51)	(51)	(693)	(633)
Interest and other non-operating income (expenses), net	(598)	(741)	(452)	(770)	(385)	(243)	(1,435)	(1,754)
Income (loss) before income taxes	(2,573)	(2,886)	302	333	(903)	(772)	(3,174)	(3,325)
Income tax expense	-	-	-	-	-	(15)	-	(15)
Income (loss) before income taxes	$(2,573)	$(2,886)	$302	$333	$(903)	$(787)	$(3,174)	$(3,340)

(1)
General and administrative expenses within refinery operations include the LEH operating fee.

Capital Resources and Liquidity
We had a working capital deficit of $74.3 million and $72.3 million at March 31, 2021 and December 31, 2020, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $24.2 million and $22.6 million at March 31, 2021 and December 31, 2020, respectively. Although in place pre-pandemic, we have further tightened our cash conservation program to manage cash flow and remain competitive in a low oil price environment. This includes optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. Despite this focus, management is keeping in mind the overall safety of our operations and personnel, as well as the impact to our business over the long-term.

Considering this recent period of extreme economic disruption, combined with the weaker commodity price environment, we remain focused on the safe and reliable operation of the Nixon facility and cash conservation. Our primary cash requirements relate to: (i) purchasing crude oil and condensate for the operation of the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Amended and Restated Operating Agreement and (iii) servicing debt. In instances where we experience a working capital deficit, we have historically relied on Affiliates to meet our liquidity needs. We are actively exploring additional financing; however, we currently have no arrangements for additional capital and no assurances can be given that we will be able to raise sufficient capital when needed, on acceptable terms, or at all. If we are unable to raise sufficient additional capital in the very near term, we may further default on our payment obligations under certain of our existing debt obligations. Without additional financing, it remains unclear whether we will have or can obtain sufficient liquidity to withstand further disruptions to our business.

How long and to what extent COVID-19 and related market developments will affect our business and operations is unknown. The overall impact of these events will depend on the actions of federal, state, and local government and health officials to contain and treat the virus, including deployment of vaccines, and how quickly economic conditions improve thereafter. A sustained period of low crude oil prices due to market volatility associated with the COVID-19 pandemic may also result in significant financial constraints on producers, which could result in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. As a result, we may have to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Blue Dolphin Energy Company	March 31, 2021 │Page 48

Management’s Discussion and Analysis and Internal Controls

Debt Overview.

Total Debt and Accrued Interest

	March 31,	December 31,
	2021	2020
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$23,104	$22,840
LRM Term Loan Due 2034 (in default)	9,601	9,473
Amended Pilot Line of Credit (in default)	7,272	8,145
Notre Dame Debt (in default)	9,613	9,413
Related-Party Debt
BDPL Loan Agreement (in default)	6,974	6,814
March Ingleside Note (in default)	1,031	1,013
March Carroll Note (in default)	1,732	1,551
June LEH Note (in default)	9,588	9,446
LE Term Loan Due 2050	153	152
NPS Term Loan Due 2050	153	152
Equipment Loan Due 2025	65	71
Total Debt	69,286	69,070

Less: Current portion of long-term debt, net	(57,244)	(57,744)
Less: Unamortized debt issue costs	(1,718)	(1,749)
Less: Accrued interest payable (in default)	(9,975)	(9,222)
	$349	$355

Net cash used in financing activities totaled $0.9 million in Q1 2021 compared to $0.7 million provided by financing activities in Q1 2020. Principal payments on long-term debt totaled $0.9 million in Q1 2021 compared to $0.7 million in Q1 2020. As of the filing date of this report, LE and LRM were in default with respect to required monthly payments under secured loan agreements with Veritex. NPS is making partial monthly payments to Pilot under the Amended Pilot Line of Credit as a tank lease setoff using amounts Pilot owed to NPS under two tank lease agreements. No payments have been made under the subordinated Notre Dame Debt.

Debt Defaults. The majority of our debt is in default. Defaults under our secured loan agreements with third parties include: (1) Veritex financial covenant violations, failure to make monthly payments, and failure to replenish a payment reserve account; (2) Pilot event of default and debt acceleration; and (3) Notre Dame Debt event of default. We also have defaults under secured and unsecured related-party debt. See “Part I, Item 1. Financial Statements – Notes (1), (3), (10), and (11)” for additional disclosures related to Affiliate and third-party debt agreements, including debt guarantees, and defaults in our debt obligations.

Concentration of Customers Risk. We routinely assess the financial strength of our customers and have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at March 31,

March 31, 2021	4	90%	$0

March 31, 2020	4	94%	$0.6 million

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification. The Affiliate accounted for 27% and 29% of total revenue from operations in 2021 and 2020, respectively. The Affiliate represented $0 in accounts receivable at both March 31, 2021 and 2020, respectively. Amounts outstanding relating to the Jet Fuel Sales Agreement can significantly vary period to period based on the timing of the related sales and payments received. Amounts we owed to LEH under various long-term debt, related-party agreements totaled $16.6 million and $16.3 million at March 31, 2021 and December 31, 2020, respectively. See “Part I, Item 1. Financial Statements – Notes (3) and (16)” for additional disclosures related to Affiliate agreements, arrangements, and risk.

Blue Dolphin Energy Company	March 31, 2021 │Page 49

Management’s Discussion and Analysis and Internal Controls

Contractual Obligations.
Related-Party Debt

Agreement/Transaction	Parties	Type	Effective Date	Interest Rate	Key Terms
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll - LE	Debt	04/01/2017	2.00%	Tied to payoff of LE $25 million Veritex loan; payments 50% cash, 50% Common Stock
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll - LRM	Debt	04/01/2017	2.00%	Tied to payoff of LRM $10 million Veritex loan; payments 50% cash, 50% Common Stock
March Carroll Note (in default)	Jonathan Carroll – Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; matured 01/01/2019; interest still accruing
March Ingleside Note (in default)	Ingleside – Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; reflects amounts owed to Ingleside under previous Amended and Restated Tank Lease Agreement; matured 01/01/2019; interest still accruing
June LEH Note (in default)	LEH – Blue Dolphin	Debt	03/31/2017	8.00%
Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement; reflects amounts owed to Jonathan Carroll under guaranty fee agreements; matured 01/01/2019; interest still accruing

BDPL-LEH Loan Agreement (in default)	LEH - BDPL	Debt	08/15/2016	16.00%	2-year term; $4.0 million principal amount; $0.5 million annual payment; proceeds used for working capital; no financial maintenance covenants; secured by certain BDPL property

Related-Party Defaults

Loan Description	Event(s) of Default	Covenant Violations
March Carroll Note (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	--
March Ingleside Note (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---
June LEH Note (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---
BDPL-LEH Loan Agreement (in default)	Failure of borrower to pay past due obligations; loan matured August 2018	---

Blue Dolphin Energy Company	March 31, 2021 │Page 50

Management’s Discussion and Analysis and Internal Controls

Third-Party Debt

Loan Description	Parties	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	LE-Veritex	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default)	LRM-Veritex	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Notre Dame Debt (in default)(2)(3)	LE-Kissick	$11.7	Jan 2018	No payments to date; payment rights subordinated	16.00%	Working capital; reduced balance of GEL arbitration award
Amended Pilot Line of Credit (in default)	NPS-Pilot	$13.0	May 2020	---	14.00%	GEL settlement payment, NPS purchase of crude oil from Pilot, and working capital
SBA EIDLs
LE Term Loan Due 2050(4)	LE-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(4)	NPS-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025	LE-Texas First	$0.07	Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion
(1)
Proceeds were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected on our consolidated balance sheets as restricted cash (current portion) and restricted cash, noncurrent. At March 31, 2021, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0. December 31, 2020, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.5 million.
(2)
LE originally entered into a loan agreement with Notre Dame Investors, Inc. in the principal amount of $8.0 million. The debt is currently held by John Kissick. Pursuant to a 2017 sixth amendment, the Notre Dame Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce the arbitration award with GEL by $3.6 million.
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

Blue Dolphin Energy Company	March 31, 2021 │Page 51

Management’s Discussion and Analysis and Internal Controls

Third-Party Defaults

Loan Description	Event(s) of Default	Covenant Violations
Veritex Loans
LE Term Loan Due 2034 (in default)	Failure to make required monthly payments; failure to replenish $1.0 million payment reserve account; events of default under other secured loan agreements with Veritex	Financial covenants: ● debt service coverage ratio, current ratio, and debt to net worth ratio
LRM Term Loan Due 2034 (in default)	Events of default under other secured loan agreements with Veritex	Financial covenants: ● debt service coverage ratio, current ratio, and debt to net worth ratio
Amended Pilot Line of Credit (in default)	Failure of borrower or any guarantor to pay past due obligations; loan matured May 2020	---
Notre Dame Debt (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---

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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Although we planned to decommission the offshore pipelines and platform assets during 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BOEM and BSEE with updates regarding the project’s status.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of March 31, 2021. At both March 31, 2021 and December 31, 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Blue Dolphin Energy Company	March 31, 2021 │Page 52

Management’s Discussion and Analysis and Internal Controls

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
Although we planned to decommission the offshore pipelines and platform assets during 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19 and winter being the offseason for dive operations in the U.S. Gulf of Mexico. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BSEE with updates regarding the project’s status.

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of March 31, 2021. At both March 31, 2021 and December 31, 2020, BDPL maintained $2.4 million in AROs related to abandonment of these assets.

Sources and Use of Cash.

Components of Cash Flows

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$373	$(259)
Investing activities	-	(198)
Financing activities	(915)	654
Increase (Decrease) in Cash and Cash Equivalents	$(542)	$197

Cash Flow Q1 2021 Compared to Q1 2020
We had cash flow from operations of approximately $0.3 million for Q1 2021 compared to a cash flow deficit of approximately $0.3 million for Q1 2020. Cash frow from operations for Q1 2021 was due to the timing of crude oil purchases. The cash flow deficit for Q1 2020 primarily related to loss from operations.

Capital Expenditures
During Q1 2021, capital expenditures totaled $0 compared to $0.2 million during Q1 2020. Capital expenditures in Q1 2020 primarily related to completion of a petroleum storage tank. In view of the uncertainty surrounding the COVID-19 pandemic, combined with the weaker commodity price environment, we anticipate new capital expenditures to be minimal in 2021.

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

Blue Dolphin Energy Company	March 31, 2021 │Page 53

Management’s Discussion and Analysis and Internal Controls

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

Off-Balance Sheet Arrangements. None.

Accounting Standards.

Critical Accounting Policies and Estimates
Our significant accounting policies and recent accounting developments are described in “Part I, Item 1. Financial Statements – Note (2)”. The ongoing COVID-19 pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, remained open. As U.S. federal, state, and local officials roll out COVID-19 vaccines, we expect to continue operating. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. The uncertainty around the availability and prices of crude oil, the prices and demand for our refined products, and the general business environment is expected to continue through 2021 and beyond.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2021 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures
New accounting standards and disclosures are discussed in “Part I, Item 1. Financial Statements – Note (2)”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, based on our evaluation, our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer) concluded that our disclosure controls and procedures were ineffective due to certain material weaknesses and/or significant deficiencies as described below:

●	Significant deficiency – There is currently not a process in place for formal review of manual journal entries.
●
Material weakness – The company currently lacks resources to handle complex accounting transactions. This can result in errors related to the recording, disclosure and presentation of consolidated financial information in quarterly, annual, and other filings.

These disclosure controls and procedures remained ineffective as of the end of the period covered by this report. Management is currently evaluating internal processes in order to take corrective actions. Corrective actions may include implementing formal policies, improving processes, documenting procedures, and better defining segregation of duties to improve financial reporting. These actions will be subject to ongoing senior management review, as well as Audit Committee oversight. Although we plan to complete remediation efforts as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in fully remediating the identified weakness and deficiency.

Changes in Internal Control over Financial Reporting
There have been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See the above section “Evaluation of Disclosure Controls and Procedures” for a discussion related to current ineffective disclosure controls and procedures.)

Blue Dolphin Energy Company	March 31, 2021 │Page 54

Exhibits

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

 ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report for the fiscal year ended December 31, 2020.

Blue Dolphin Energy Company	March 31, 2021 │Page 55

Exhibits

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Notes (10) and (11)” for disclosures related to defaults on our debt.

 ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

 ITEM 5.
OTHER INFORMATION

None.

Blue Dolphin Energy Company	March 31, 2021 │Page 56

Exhibits

 ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*
Filed herewith

Blue Dolphin Energy Company	March 31, 2021 │Page 57

Signature Page

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

May 17, 2021	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	March 31, 2021 │Page 58