Form 10-Q
period 2021-06-30
BLUE DOLPHIN ENERGY CO
filed 2021-08-17
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of August 17, 2021: 12,693,514

Blue Dolphin Energy Company	June 30, 2021 │Page 2

Glossary of Terms

Glossary of Terms

Throughout this Quarterly Report on Form 10-Q, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including Carroll & Company Financial Holdings, L.P., Ingleside, and Lazarus Capital, LLC) and/or LEH and its affiliates (including Lazarus Midstream Partners, L.P. and LTRI). Together, Jonathan Carroll and LEH owned approximately 82% of the Common Stock as of the filing date of this report.

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

BDEC Term Loan Due 2051. Loan Agreement dated May 4, 2021, between Blue Dolphin and the SBA in the original principal amount of $0.5 million.

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

Board. Board of Directors of Blue Dolphin.

BOEM. U.S. Bureau of Ocean Energy Management.

BSEE. U.S. Bureau of Safety and Environmental Enforcement.

Capacity utilization rate. A percentage measure that indicates the amount of available capacity that is being used in a refinery or transported through a pipeline. With respect to the crude distillation tower, the rate is calculated by dividing total refinery throughput or total refinery production on a bpd basis by the total capacity of the crude distillation tower (currently 15,000 bpd).

CIP. Construction in progress.

COVID-19. An infectious disease first identified in 2019 in Wuhan, the capital of China’s Hubei province; the disease has since spread globally, resulting in the ongoing 2019–2021 coronavirus pandemic.

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

Blue Dolphin Energy Company	June 30, 2021 │Page 3

Glossary of Terms

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

DOT. U.S. Department of Transportation.

Downtime. Scheduled and/or unscheduled periods in which the crude distillation tower is not operating. Downtime may occur for a variety of reasons, including bad weather, power failures, and preventive maintenance.

EIA. U.S. Energy Information Administration.

EIDL. Economic Injury Disaster Loan; provides economic relief to businesses that experienced a temporary loss of revenue due to COVID-19.

EPA. U.S. Environmental Protection Agency.

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

Blue Dolphin Energy Company	June 30, 2021 │Page 4

Glossary of Terms

Gross profit (deficit). Calculated as total revenue less cost of goods sold; reflected as a dollar ($) amount.

HOBM. Heavy oil-based mud blendstock; see also “distillates.”

HUBZone. Historically Underutilized Business Zones program established by the SBA to help small businesses in both urban and rural communities.

IBLA. U.S. Interior Board of Land Appeals.

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

IRS. U.S. Internal Revenue Service.

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

LE Term Loan Due 2050. Loan Agreement dated August 29, 2020, between LE and the SBA in the original principal amount of $0.15 million.

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

Nixon facility. Encompasses the Nixon refinery, petroleum storage tanks, loading and unloading facilities, and 56 acres of land in Nixon, Texas.

Nixon refinery. The 15,000-bpd crude distillation tower and associated processing units in Nixon, Texas.

NPS. Nixon Product Storage, LLC, a wholly owned subsidiary of Blue Dolphin.

Blue Dolphin Energy Company	June 30, 2021 │Page 5

Glossary of Terms

NPS Term Loan Due 2050. Loan Agreement dated August 29, 2020, between NPS and the SBA in the original principal amount of $0.15 million.

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

OSHA. U.S. Occupational Safety and Health Administration.

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

ROU. Right-of-use.

SBA. U.S. Small Business Administration.

SEC. U.S. Securities and Exchange Commission.

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

Texas First. Texas First Rentals, LLC.

Blue Dolphin Energy Company	June 30, 2021 │Page 6

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

WSJ prime rate. A measure of the U.S. prime rate as defined by the Wall Street Journal.

XBRL. eXtensible Business Reporting Language.

Yield. The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	June 30, 2021 │Page 7

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

Risks Related to the COVID-19 Pandemic

•	Continued adverse effects to our liquidity, business, financial condition, and results of operations due to the COVID-19 pandemic, which are expected to continue throughout 2021.
•	The persistence or worsening of market conditions related to the COVID-19 pandemic, which may require us to raise additional capital to operate our business or refinance existing debt on terms that are not acceptable to us or not at all.
•	Continued or further deterioration in demand for our refined products could negatively affect our operations and financial condition.
•	Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.

Business and Industry

•	Our going concern status.
•	Inadequate liquidity to sustain operations due to defaults under our secured loan agreements, margin deterioration and volatility, and historic net losses and working capital deficits.
•	Substantial debt in current liabilities, which is currently in default.
•	Ability to regain compliance with the terms of our outstanding indebtedness.
•	Increased costs of capital or a reduction in the availability of credit.
•	Restrictive covenants in our debt instruments that may limit our ability to undertake certain types of transactions.
•	Affiliate common stock ownership and transactions that could cause conflicts of interest.
•	Operational hazards inherent in refining and natural gas processing operations and in transporting and storing crude oil and condensate and refined products.
•	Geographic concentration of our assets and customers in West Texas.
•	Competition from companies having greater financial and other resources.
•	Environmental laws and regulations that could require us to make substantial capital expenditures to remain in compliance or remediate current or future contamination that could give rise to material liabilities.
•	Strict laws and regulations regarding personnel and process safety.
•	Changes in insurance markets impacting costs and the level and types of coverage available.
•	NOL carryforwards to offset future taxable income for U.S. federal income tax purposes that are subject to limitation.
•	Failure to keep pace with technological developments in our industry.
•	Direct or indirect effects on our business resulting from actual or threatened terrorist or activist incidents, cyber-security breaches, or acts of war.
•	Negative effects of security threats.
•	Increased activism against oil and natural gas companies.
•	The effects of public health threats, pandemics, and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impacts thereof on our business, financial condition, results of operations, and liquidity.

Blue Dolphin Energy Company	June 30, 2021 │Page 8

Important Information Regarding Forward Looking Statements

Refinery and Tolling and Terminaling Operations

•	Volatility in commodity prices and refined product demand, which adversely affects our refining margins.
•	Price volatility of crude oil, other feedstocks, and fuel and utility services.
•	Availability and costs of crude oil and other feedstocks to operate the Nixon facility.
•	Disruptions due to equipment interruption or failure at the Nixon facility.
•	Failure to effectively execute new business strategies, such as renewable fuels.
•	Changes in our cash flow from operations and working capital requirements, shortfalls for which Affiliates may not fund.
•	Key personnel loss, labor relations, and workplace safety.
•	Loss of market share by and a material change in profitability of our key customers.
•	Loss of business from, or the bankruptcy or insolvency of, one or more of our significant customers.
•	Changes in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting crude oil and condensate, feedstocks, and refined products.
•	Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.
•	Geographic concentration of our refining operations and customers within the Eagle Ford Shale.
•	Severe weather or other events affecting our facilities, or those of our vendors, suppliers, or customers.
•	Regulatory changes, as well as proposed measures that are reasonably likely to be enacted, to reduce greenhouse gas emissions.
•	Our ability to effect and integrate potential acquisitions.

Pipeline and Facilities and Oil and Gas Assets

•	Assessment of civil penalties by BOEM for our failure to satisfy orders to provide additional financial assurance (supplemental pipeline bonds) within the time period prescribed.
•	Assessment of civil penalties by BSEE for our failure to decommission pipeline and platform assets within the time periods prescribed.

Common Stock

•	Fluctuations in our stock price that may result in substantial investment loss.
•	Declines in our stock price due to share sales by Affiliates.
•	Dilution of the equity of current stockholders and the potential decline of our stock price as a result of the issuance of new Common Stock or Preferred Stock from the large pool of authorized shares that we have available to issue.
•	The potential sale of shares pursuant to Rule 144, which may adversely affect the market.
•	The lack of dividend payments.
•	Failure to maintain effective internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act.

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC and elsewhere in this filing. All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Blue Dolphin Energy Company	June 30, 2021 │Page 9

Financial Statements

PART I

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2021	2020
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$549
Restricted cash	48	48
Accounts receivable, net	63	214
Prepaid expenses and other current assets	1,961	3,564
Deposits	110	124
Inventory	1,033	1,062
Total current assets	3,224	5,561

LONG-TERM ASSETS
Total property and equipment, net	61,214	62,497
Operating lease right-of-use assets, net	417	498
Restricted cash, noncurrent	-	514
Surety bonds	230	230
Total long-term assets	61,861	63,739

TOTAL ASSETS	$65,085	$69,300

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$33,756	$33,692
Line of credit payable (in default)	5,941	8,042
Long-term debt, related party, current portion (in default)	19,080	16,010
Interest payable (in default)	7,708	6,408
Interest payable, related party (in default)	3,134	2,814
Accounts payable	2,457	3,274
Accounts payable, related party	155	155
Current portion of lease liabilities	204	194
Asset retirement obligations, current portion	2,370	2,370
Accrued expenses and other current liabilities	5,803	4,882
Total current liabilities	80,608	77,841

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	266	370
Deferred revenues	1,423	1,520
Long-term debt, net of current portion	847	355
Total long-term liabilities	2,536	2,245

TOTAL LIABILITIES	83,144	80,086

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.01 par value, 20,000,000 shares authorized; 12,693,514
shares issued at both June 30, 2021 and December 31, 2020)	127	127
Additional paid-in capital	38,457	38,457
Accumulated deficit	(56,643)	(49,370)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(18,059)	(10,786)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$65,085	$69,300

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2021 │Page 10

Financial Statements

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$68,518	$17,359	$127,001	$78,256
Tolling and terminaling	923	1,110	1,853	2,213

Total revenue from operations	69,441	18,469	128,854	80,469

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	68,499	16,783	126,282	76,503
Other conversion costs	1,967	2,893	3,807	5,261
Total cost of goods sold	70,466	19,676	130,089	81,764

Gross loss	(1,025)	(1,207)	(1,235)	(1,295)

COST OF OPERATIONS
LEH operating fee	131	190	255	337
Other operating expenses	50	47	104	106
General and administrative expenses	612	531	1,270	1,175
Depletion, depreciation and amortization	693	669	1,386	1,302

Total cost of operations	1,486	1,437	3,015	2,920

Loss from operations	(2,511)	(2,644)	(4,250)	(4,215)

OTHER INCOME (EXPENSE)

Easement, interest and other income	-	80	2	100
Interest and other expense	(1,588)	(1,678)	(3,068)	(3,452)
Gain on extinguishment of debt	-	-	43	-
Total other expense	(1,588)	(1,598)	(3,023)	(3,352)

Loss before income taxes	(4,099)	(4,242)	(7,273)	(7,567)

Income tax expense	-	-	-	(15)

Net Loss	$(4,099)	$(4,242)	$(7,273)	$(7,582)

Loss per common share:
Basic	$(0.32)	$(0.34)	$(0.57)	$(0.61)
Diluted	$(0.32)	$(0.34)	$(0.57)	$(0.61)

Weighted average number of common shares outstanding:
Basic	12,693,514	12,580,853	12,693,514	12,454,109
Diluted	12,693,514	12,580,853	12,693,514	12,454,109

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2021 │Page 11

Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(7,273)	$(7,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	1,386	1,302
Deferred income tax	-	15
Amortization of debt issue costs	64	284
Guaranty fees paid in kind	304	305
Related-party interest expense paid in kind	646	220
Deferred revenues and expenses	(97)	(182)
Gain on issuance of shares	-	(80)
Gain on extinguishment of debt	(43)	-
Changes in operating assets and liabilities
Accounts receivable	151	308
Accounts receivable, related party	-	1,364
Prepaid expenses and other current assets	1,603	364
Deposits and other assets	14	(66)
Inventory	29	(1,913)
Accounts payable, accrued expenses and other liabilities	(450)	1,807
Net cash used in operating activities	(3,666)	(3,854)

INVESTING ACTIVITIES
Capital expenditures	-	(908)
Net cash used in investing activities	-	(908)

FINANCING ACTIVITIES
Proceeds from debt	500	-
Payments on debt	(9)	(1,501)
Net activity on related-party debt	2,121	6,195
Net cash provided by financing activities	2,612	4,694
Net change in cash, cash equivalents, and restricted cash	(1,054)	(68)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,111	668
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$57	$600

Supplemental Information:
Non-cash investing and financing activities:
Issuance of shares for services and/or to extinguish debt	$-	$120
Conversion of related-party notes to common stock	$-	$148
Related-party payments on line of credit payable	$900	$-
Interest paid	$542	$1,608
Income taxes paid (refunded)	$-	$-
Set-off of tank rental fees under line of credit payable	$1,201	$-

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2021 │Page 12

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

Defaults Under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. As a result, the debt associated with these obligations was classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2021 and December 31, 2020.

Third-Party Defaults

•	Veritex Loans – Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. Any exercise by Veritex of its rights and remedies under our secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. Veritex exercising its rights would also adversely impact the trading price of our common stock and the value of an investment in our common stock, which could lead to holders of our common stock losing their investment in its entirety. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements with Veritex, either upon maturity or if accelerated, (ii) LE and LRM will be able to refinance or restructure the payments of the debt, and/or (iii) Veritex, as first lien holder, will provide future default waivers. The borrowers continue in active dialogue with Veritex. For both the three and six-month periods ended June 30, 2021, principal and interest payments to Veritex totaled $0. For both the three and six-month periods ended June 30, 2020, principal and interest payments to Veritex totaled $0.9 million. As of the filing date of this report, LE and LRM were in default with respect to required monthly payments under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.

•	Amended Pilot Line of Credit – Upon maturity of the Pilot Line of Credit in May 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Pilot Obligations”). Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Pilot Obligations began to accrue interest at a default rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Pilot Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Blue Dolphin Energy Company	June 30, 2021 │Page 13

Notes to Consolidated Financial Statements

Pursuant to a June 1, 2020 notice, Pilot began applying Pilot’s payment obligations to NPS under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May 2019, between NPS and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between NPS and Pilot, against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. Such tank lease setoff amounts only partially satisfy NPS’ obligations under the Amended Pilot Line of Credit, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the three-month periods ended June 30, 2021 and 2020, the tank lease setoff amounts totaled $0.6 million and $0.2 million, respectively. For the three-month periods ended June 30, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.3 million and $0.4 million, respectively. For the six-month periods ended June 30, 2021 and 2020, the tank lease setoff amounts totaled $1.2 million and $0.2 million, respectively. For the six-month periods ended June 30, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.6 million and $0.8 million, respectively.

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the LE Term Loan Due 2050 and NPS Term Loan Due 2050 was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Pilot Obligations, including through use of the proceeds of these SBA EIDLs. Pilot also notified the SBA that the liens securing the LE Term Loan Due 2050 and NPS Term Loan Due 2050 were junior to those securing the Pilot Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the loans, no further action has been taken by Pilot as of the filing date of this report.

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

•	Notre Dame Debt – Pursuant to a 2015 subordination agreement, the holder of the Notre Dame Debt agreed to subordinate their right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, no payments have been made under the subordinated Notre Dame Debt and the holder of the Notre Dame Debt has taken no action as a result of the non-payment.

Our financial health could be materially and adversely affected by defaults in our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic results in significant financial constraints on producers, which in turn results in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the three-month periods ended June 30, 2021 and 2020, our refinery experienced 4 days and 8 days of downtime, respectively, as a result of crude deficiencies associated with COVID-19 related cash constraints. During the six-month periods ended June 30, 2021 and 2020, our refinery experienced 5 days and 8 days, respectively, of downtime as a result of crude deficiencies associated with COVID-19 related cash constraints.

Blue Dolphin Energy Company	June 30, 2021 │Page 14

Notes to Consolidated Financial Statements

Related-Party Defaults

Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits. Related party debt represents such working capital borrowings. As of the filing date of this report, Blue Dolphin was in default with respect to past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement.

Margin Deterioration and Volatility. Our refining margins generally improve in an environment of higher crude oil and refined product prices, and where the spread between crude oil prices and refined product prices widen. In 2020, steps taken early on to address the COVID-19 pandemic globally and nationally, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply. In addition, actions by members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets. As COVID-19 vaccinations increase, global economic activity rises, and the OPEC and partner countries limit crude oil production, there is cautious optimism that the economy is improving based on signs of recovery during the first half of 2021. However, oil and refined product prices and demand are expected to remain volatile for the foreseeable future as new mutations of the virus spread. We cannot predict when prices and demand will stabilize, and we are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we expect that these events will continue to have a material adverse effect on our financial position and results of operations throughout 2021.

Historic Net Losses and Working Capital Deficits

Net Losses. Net loss for the three months ended June 30, 2021 was $4.1 million, or a loss of $0.32 per share, compared to a net loss of $4.2 million, or a loss of $0.34 per share, for the three months ended June 30, 2020. The improvement between the three-month period in 2021 compared to 2020 was the result of improved market conditions as more businesses resumed operations and governmental pandemic-related restrictions were lifted, including more favorable commodity prices and improved throughput and sales volumes. Less refinery downtime also contributed to the improvement between the periods.

Net loss for the six months ended June 30, 2021 was $7.3 million, or a loss of $0.57 per share, compared to a net loss of $7.6 million, or a loss of $0.61 per share, for the six months ended June 30, 2020. The improvement between the six-month periods in 2021 compared to 2020 was the result of improved market conditions as more businesses resumed operations and governmental pandemic-related restrictions were lifted, including more favorable commodity prices and improved throughput and sales volumes. The improvement between the periods was also due to less refinery downtime and decreased interest and other expense.

Working Capital Deficits. We had a working capital deficit of $77.4 million and $72.3 million at June 30, 2021 and December 31, 2020, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $24.5 million and $22.6 million at June 30, 2021 and December 31, 2020, respectively.

Cash and cash equivalents totaled $0.009 million and $0.5 million at June 30, 2021 and December 31, 2020, respectively. Restricted cash (current portion) totaled $0.05 million at both June 30, 2021 and December 31, 2021. Restricted cash, noncurrent totaled $0 and $0.5 million at June 30, 2021 and December 31, 2020, respectively.

Operating Risks

Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. We are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, remained open. As U.S. federal, state, and local officials address the spread of COVID-19 with vaccine programs and monitor variant clusters, we expect to continue operating. Any governmental mandates, while necessary to address the virus, will result in further business and operational disruptions, including demand destruction, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and workforce availability.

Management believes that it has taken all prudent steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a low oil price environment. We are managing cash flow by optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. At the Nixon facility, we adjust throughput and production based on prevailing market conditions. With regard to personnel safety, we adopted remote working where possible and social distancing, mask wearing, and other site-specific precautionary measures where on-site operations are required. We also incentivize personnel to receive the COVID-19 vaccine.

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

Blue Dolphin Energy Company	June 30, 2021 │Page 15

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

The consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or for any other period.

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

Use of Estimates. The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Actual results could differ from those estimates. The ongoing COVID-19 pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2021 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

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

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts. Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition. Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio. We had an allowance for doubtful accounts of $0.1 million at both June 30, 2021 and December 31, 2020.

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

Blue Dolphin Energy Company	June 30, 2021 │Page 16

Notes to Consolidated Financial Statements

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

Pipelines and Facilities. Our pipelines and facilities are recorded at cost less any adjustments for depreciation or impairment. Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 22 years. In accordance with FASB ASC guidance, we performed impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, our pipeline assets were fully impaired at December 31, 2016. All pipeline transportation services to third parties have ceased, existing third-party wells along our pipeline corridor have been permanently abandoned, and no new third-party wells are being drilled near our pipelines. Although we planned to decommission the offshore pipelines and platform assets during 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur.

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

CIP. CIP expenditures relate to construction and refurbishment activities and equipment for the Nixon facility. These expenditures are capitalized as incurred. Depreciation begins once the asset is placed in service. See “Note (8)” to our consolidated financial statements for additional disclosures related to our refinery and facilities assets, oil and gas properties, pipelines and facilities assets, and CIP.

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

Expense for an operating lease is recognized as a single lease cost on a straight-line basis over the lease term and is reflected in the appropriate income statement line item based on the leased asset’s function. Amortization expense of a finance lease ROU asset is recognized on a straight-line basis over the lesser of the useful life of the leased asset or the lease term. However, if the lease transfers ownership of the finance lease ROU asset to us at the end of the lease term, the finance lease ROU asset is amortized over the useful life of the leased asset. Amortization expense is reflected in ‘depreciation and amortization expense.’ Interest expense is incurred based on the carrying value of the lease liability and is reflected in ‘interest and other expense’.

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

Blue Dolphin Energy Company	June 30, 2021 │Page 17

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of satisfying our performance obligations. Deferred revenue represents a liability as of the balance sheet date related to a revenue producing activity for which revenue has not yet been recognized. We record deferred revenue when we receive consideration under a contract before achieving certain criteria that must be met for revenue to be recognized in conformity with GAAP.

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

Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes. As of each reporting date, we consider new evidence, both positive and negative, to determine the realizability of deferred tax assets. We consider whether it is more likely than not that a portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. When we determine that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce deferred tax assets. A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended June 30, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of June 30, 2021 and December 31, 2020. In addition, we have NOL carryforwards that remain available for future use.

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2021 and December 31, 2020, there were no uncertain tax positions for which a reserve or liability was necessary. See “Note (14)” to our consolidated financial statements for more information related to income taxes.

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

The market volatility of commodity prices as a result of the ongoing COVID-19 pandemic could affect the value of certain of our long-lived assets. Management evaluated our refinery and facilities assets for impairment as of June 30, 2021. No impairment was deemed necessary based upon this testing, and we did not record any impairment of our refinery and facilities assets for the periods presented.

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

Blue Dolphin Energy Company	June 30, 2021 │Page 18

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

New Pronouncements Adopted. The FASB issues ASUs to communicate changes to the FASB ASC, including changes to non-authoritative SEC content. During the three and six months ended June 30, 2021, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.

Other new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

(3) Related-Party Transactions

Affiliate Operational Agreements Summary

Blue Dolphin and certain of its subsidiaries are party to several operational agreements with Affiliates. Management believes that these related-party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions. Related-party agreements related to Blue Dolphin’s operations consist of the following:

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

We have historically depended on Affiliates for funding when revenue from operations and availability under bank facilities are insufficient to meet our liquidity and working capital needs. Such borrowings are reflected in our consolidated balance sheets in accounts payable, related party, and/or long-term debt, related party.

Blue Dolphin Energy Company	June 30, 2021 │Page 19

Notes to Consolidated Financial Statements

Related-Party Long-Term Debt

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
March Carroll Note (in default)	Jonathan Carroll – Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to Jonathan Carroll under the guaranty fee agreements
March Ingleside Note (in default)	Ingleside – Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital
June LEH Note (in default)	LEH – Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement
BDPL-LEH Loan Agreement (in default)(1)	LEH - BDPL	Aug 2018	16.00%	Blue Dolphin working capital
Amended and Restated Guaranty Fee Agreement(2)	Jonathan Carroll - LE	--	2.00%	Tied to payoff of LE $25 million Veritex loan
Amended and Restated Guaranty Fee Agreement(2)	Jonathan Carroll - LRM	--	2.00%	Tied to payoff of LRM $10 million Veritex loan

(1)	The original principal amount of the BDPL-LEH Loan Agreement was $4.0 million.

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

Guarantees, Security and Defaults

Loan Description	Guarantees	Security	Event(s) of Default
March Carroll Note (in default)	---	---	Failure of borrower to pay past due payment obligations; loan matured January 2019
March Ingleside Note (in default)	---	---	Failure of borrower to pay past due payment obligations; loan matured January 2019
June LEH Note (in default)	---	---	Failure of borrower to pay past due payment obligations; loan matured January 2019
BDPL-LEH Loan Agreement	---	Certain BDPL property	Failure of borrower to pay past due payment obligations; loan matured August 2018

Covenants

The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type. There are no covenants associated with the March Carroll Note, March Ingleside Note, or June LEH Note.

Related-Party Financial Impact

Consolidated Balance Sheets.

Accounts payable, related party. Accounts payable, related party to LTRI related to the purchase of refinery equipment totaled $0.2 million at both June 30, 2021 and December 31, 2020.

Long-term debt, related party, current portion (in default) and accrued interest payable, related party.

	June 30,	December 31,
	2021	2020
	(in thousands)
LEH
June LEH Note (in default)	$12,119	$9,446
BDPL-LEH Loan Agreement (in default)	7,134	6,814
LEH Total	19,253	16,260
Ingleside
March Ingleside Note (in default)	1,045	1,013
Jonathan Carroll
March Carroll Note (in default)	1,916	1,551
	22,214	18,824

Less: Long-term debt, related party, current portion (in default)	(19,080)	(16,010)
Less: Accrued interest payable, related party (in default)	(3,134)	(2,814)
	$-	$-

Blue Dolphin Energy Company	June 30, 2021 │Page 20

Notes to Consolidated Financial Statements

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	(in thousands, except percent amounts)				(in thousands, except percent amounts)
Refinery operations
LEH	$20,979	30.2%	$4,587	24.8%	$37,059	28.8%	$22,302	27.7%
Third-Parties	47,539	68.5%	12,772	69.2%	89,942	69.8%	55,954	69.5%
Tolling and terminaling
Third-Parties	923	1.3%	1,110	6.0%	1,853	1.4%	2,213	2.8%
	$69,441	100.0%	$18,469	100.0%	$128,854	100.0%	$80,469	100.0%

Interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034	$108	$108	$216	$216
Second Term Loan Due 2034	45	44	90	89
March Carroll Note (in default)	32	20	61	43
LEH
BDPL-LEH Loan Agreement (in default)	160	160	320	320
June LEH Note (in default)	215	117	397	142
Ingleside
March Ingleside Note (in default)	14	15	28	35
	$574	$464	$1,112	$845

Other. Lease payments received under the office sub-lease agreement with LEH totaled approximately $0.01 million for both three-month periods ended June 30, 2021 and 2020. Lease payments received under the office sub-lease agreement with LEH totaled approximately $0.02million for both six-month periods ended June 30, 2021 and 2020.

The LEH operating fee totaled approximately $0.1 million and $0.2 million for the three-month periods ended June 30, 2021 and 2020, respectively. The LEH operating fee was relatively flat, totaling approximately $0.3 million for both six-month periods ended June 30, 2021 and 2020.

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

Remaining Performance Obligations. Most of our contracts with customers are spot contracts and therefore have no remaining performance obligations.

Blue Dolphin Energy Company	June 30, 2021 │Page 21

Notes to Consolidated Financial Statements

Segment Information.Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net revenue (excluding intercompany fees and sales)
Refinery operations	$68,518	$17,359	$127,001	$78,256
Tolling and terminaling	923	1,110	1,853	2,213
Total net revenue	69,441	18,469	128,854	80,469

Intercompany fees and sales
Refinery operations	(581)	(406)	(1,147)	(1,023)
Tolling and terminaling	581	406	1,147	1,023
Total intercompany fees	-	-	-	-

Operation costs and expenses(1)
Refinery operations	(70,054)	(19,418)	(129,343)	(81,251)
Tolling and terminaling	(412)	(258)	(746)	(513)
Corporate and other	(50)	(47)	(104)	(106)
Total operation costs and expenses	(70,516)	(19,723)	(130,193)	(81,870)

Segment contribution margin (deficit)
Refinery operations	(2,117)	(2,465)	(3,489)	(4,018)
Tolling and terminaling	1,092	1,258	2,254	2,723
Corporate and other	(50)	(47)	(104)	(106)
Total segment contribution deficit	(1,075)	(1,254)	(1,339)	(1,401)

General and administrative expenses(2)
Refinery operations	(265)	(327)	(566)	(631)
Tolling and terminaling	(68)	(68)	(136)	(136)
Corporate and other	(410)	(326)	(823)	(745)
Total general and administrative expenses	(743)	(721)	(1,525)	(1,512)

Depreciation and amortization
Refinery operations	(302)	(294)	(604)	(582)
Tolling and terminaling	(340)	(324)	(680)	(618)
Corporate and other	(51)	(51)	(102)	(102)
Total depreciation and amortization	(693)	(669)	(1,386)	(1,302)

Interest and other non-operating expenses, net
Refinery operations	(708)	(751)	(1,306)	(1,492)
Tolling and terminaling	(448)	(616)	(900)	(1,386)
Corporate and other	(432)	(231)	(817)	(474)
Total interest and other non-operating expenses, net	(1,588)	(1,598)	(3,023)	(3,352)

Income (loss) before income taxes
Refinery operations	(3,392)	(3,837)	(5,965)	(6,723)
Tolling and terminaling	236	250	538	583
Corporate and other	(943)	(655)	(1,846)	(1,427)
Total loss before income taxes	(4,099)	(4,242)	(7,273)	(7,567)

Income tax expense	-	-	-	(15)

Net loss	$(4,099)	$(4,242)	$(7,273)	$(7,582)

(1)

Operation costs include cost of goods sold. Also, operation costs within: (a) tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance) and (b) corporate and other includes expenses related to BDSC, BDPC and BDPL.

(2)	General and administrative expenses within refinery operations include the LEH operating fee.

Blue Dolphin Energy Company	June 30, 2021 │Page 22

Notes to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Capital expenditures
Refinery operations	$-	$286	$-	$292
Tolling and terminaling	-	424	-	616
Corporate and other	-	-	-	-
Total capital expenditures	$-	$710	$-	$908

	June 30,	December 31,
	2021	2020
	(in thousands)
Identifiable assets
Refinery operations	$45,679	$48,521
Tolling and terminaling	17,847	18,722
Corporate and other	1,559	2,057
Total identifiable assets	$65,085	$69,300

(5) Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor. At June 30, 2021 and December 31, 2020, we had cash balances (including restricted cash) that exceeded the FDIC insurance limit per depositor of $0 and $0.6 million, respectively.

Key Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Pilot. The crude supply agreement, the initial term of which is volume based, expires when Pilot sells us 24.8 million net bbls of crude oil. Thereafter, the crude supply agreement automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 60 days prior to expiration of any Renewal Term. Total volume sold to us under the crude supply agreement totaled approximately 6.8 million bbls as of June 30, 2021. Effective June 30, 2020, Pilot assigned its rights, title, interest, and obligations in the crude supply agreement to Tartan Oil LLC, a Pilot affiliate. Sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic results in significant financial constraints on producers, which in turn results in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the three-month periods ended June 30, 2021 and 2020, our refinery experienced 4 days and 8 days, respectively, of downtime as a result of crude deficiencies due to COVID-19 related cash constraints. During the six-month periods ended June 30, 2021 and 2020, our refinery experienced 5 days and 8 days, respectively, of downtime as a result of crude deficiencies due to COVID-19 related cash constraints.

Pilot also stores crude oil at the Nixon facility under two terminal services agreements. Under the terminal services agreements, Pilot stores crude oil at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity. Although the initial term of the terminal services agreement expired April 30, 2020, the agreement renews on a one-year evergreen basis. Either party may terminate the terminal services agreement by providing the other party 60 days prior written notice. However, the terminal services agreement will automatically terminate upon expiration or termination of the crude supply agreement.

Beginning on June 1, 2020, Pilot began applying payment obligations owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. For the three-month periods ended June 30, 2021 and 2020, the tank lease setoff amounts totaled $0.6 million and $0.2 million, respectively. For the three-month periods ended June 30, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.3 million and $0.4 million, respectively. For the six-month periods ended June 30, 2021 and 2020, the tank lease setoff amounts totaled $1.2 million and $0.2 million, respectively. For the six-month periods ended June 30, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.6 million and $0.8 million, respectively. See “Note (1) Organization – Going Concern” to our consolidated financial statements for additional disclosures related to defaults in our debt obligations.

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the LE Term Loan Due 2050 and NPS Term Loan Due 2050 was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Pilot Obligations, including through use of the proceeds of these SBA EIDLs. Pilot also notified the SBA that the liens securing the LE Term Loan Due 2050 and NPS Term Loan Due 2050 were junior to those securing the Pilot Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the loans, no further action has been taken by Pilot as of the filing date of this report .

Blue Dolphin Energy Company	June 30, 2021 │Page 23

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

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2021	3	75%	$0
June 30, 2020	3	69%	$0

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification. The Affiliate accounted for 30% and 25% of total revenue from operations for the three months ended June 30, 2021 and 2020, respectively. The Affiliate represented $0 in accounts receivable at both June 30, 2021 and 2020, respectively.

Six Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2021	4	86%	$0
June 30, 2020	4	90%	$0

The Affiliate accounted for 29% and 28% of total revenue from operations for the six months ended June 30, 2021 and 2020, respectively. The Affiliate represented $0 in accounts receivable at both June 30, 2021 and 2020, respectively.

Outstanding amounts under certain related party agreements can significantly vary period to period based on the timing of sales and payments. With regard to the Amended and Restated Operating Agreement, any amount that remains outstanding at the end of the quarter is added to the June LEH Note, which is reflected on the consolidated balance sheets within long-term debt, related party, current portion (in default). At June 30, 2021 and December 31, 2020, the total amount we owed to LEH under long-term debt, related-party agreements totaled $19.3 million and $16.3 million, respectively. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to transactions with Affiliates.

Concentration of Customers. Our customer base is concentrated on refined petroleum product wholesalers. This customer concentration may impact our overall exposure to credit risk, either positively or negatively, as our customers are likely similarly affected by economic changes. This includes the uncertainties related to the COVID-19 pandemic and the associated volatility in the global oil markets. Historically, we have had no significant problems collecting our accounts receivable, including from many of our customers that pre-pay.

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3. Occasionally we sell refined products to customers that export to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	(in thousands, except percent amounts)				(in thousands, except percent amounts)

LPG mix	$6	0%	$-	0%	$12	0%	$-	0%
Naphtha	15,264	22.3%	3,160	18.2%	29,488	23.2%	14,675	18.8%
Jet fuel	20,979	30.6%	4,587	26.4%	37,059	29.2%	22,302	28.5%
HOBM	16,012	23.4%	3,691	21.3%	31,675	24.9%	18,882	24.1%
AGO	16,257	23.7%	5,921	34.1%	28,767	22.7%	22,397	28.6%
	$68,518	100.0%	$17,359	100.0%	$127,001	100.0%	$78,256	100.0%

An Affiliate, LEH, purchases all of our jet fuel. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to Affiliate transactions.

Blue Dolphin Energy Company	June 30, 2021 │Page 24

Notes to Consolidated Financial Statements

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Prepaid insurance	$1,597	$1,182
Prepaid crude oil and condensate	266	2,249
Prepaid easement renewal fees	88	99
Other prepaids	10	34
	$1,961	$3,564

(7) Inventory

Inventory as of the dates indicated consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Crude oil and condensate	$587	$463
AGO	159	133
Naphtha	158	120
Chemicals	98	271
Propane	23	15
LPG mix	8	6
HOBM	-	54
	$1,033	$1,062

(8) Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Refinery and facilities	$72,184	$72,184
Land	566	566
Other property and equipment	903	903
	73,653	73,653

Less: Accumulated depletion, depreciation, and amortiation	(16,503)	(15,220)
	57,150	58,433

CIP	4,064	4,064
	$61,214	$62,497

We capitalize interest cost incurred on funds used to construct property, plant, and equipment. Capitalized interest is recorded as part of the asset it relates to and is depreciated over the asset’s useful life. Capitalized interest cost, which is included in CIP, was $0 at June 30, 2021 and December 31, 2020. Capital expenditures for expansion at the Nixon facility were funded by long-term debt from Veritex, revenue from operations, and working capital from Affiliates. At June 30, 2021 and December 31, 2020, unused amounts for capital expenditures derived from Veritex loans were reflected in restricted cash (current and non-current portions) on our consolidated balance sheets.

Blue Dolphin Energy Company	June 30, 2021 │Page 25

Notes to Consolidated Financial Statements

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Unearned revenue from contracts with customers	$3,878	$3,421
Insurance	783	541
Unearned contract renewal income	400	500
Taxes payable	214	58
Other payable	190	252
Customer deposits	173	10
Board of director fees payable	165	100
	$5,803	$4,882

(10) Third-Party Long-Term Debt

Loan Agreements Summary

Loan Description	Parties	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	LE-Veritex	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default)	LRM-Veritex	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Notre Dame Debt (in default)(2)(3)	LE-Kissick	$11.7	Jan 2018	No payments to date; payment rights subordinated	16.00%	Working capital; reduced arbitration award payable to GEL
SBA EIDLs
BDEC Term Loan Due 2051(4)	Blue Dolphin-SBA	$0.5	Jun 2051	$0.003 million	3.75%	Working capital
LE Term Loan Due 2050(5)	LE-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(5)	NPS-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(6)	LE-Texas First	$0.07	Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion

(1)

Proceeds were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected on our consolidated balance sheets as restricted cash (current portion) and restricted cash (noncurrent). At June 30, 2021, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0. At December 31, 2020, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.5 million.

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

(4)	Payment is deferred for the first eighteen (18) months of the loan; the first payment is due December 2022; interest accrues during the deferral period. The BDEC Term Loan Due 2051 is not forgivable.
(5)

Payments are deferred for the first twelve (12) months of the loan; the first payment is due September 2021; interest accrues during the deferral period. The LE Term Loan Due 2050 and NPS Term Loan Due 2050 are not forgivable.

(6)

In May 2019, LE entered into a 12-month equipment rental agreement with the option to purchase the backhoe at maturity. The equipment rental agreement matured in May 2020. In October 2020, LE entered into the Equipment Loan Due 2025 to finance the purchase of the backhoe. The backhoe continues to be used at the Nixon facility.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2021 │Page 26

Notes to Consolidated Financial Statements

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt (outstanding principal, accrued interest, and late fees), as of the dates indicated was as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$23,468	$22,840
LRM Term Loan Due 2034 (in default)	9,738	9,473
Notre Dame Debt (in default)	9,812	9,413
SBA EIDLs
BDEC Term Loan Due 2051	503	-
LE Term Loan Due 2050	155	152
NPS Term Loan Due 2050	155	152
Equipment Loan Due 2025	62	71
	43,893	42,101

Less: Current portion of long-term debt, net	(33,756)	(33,692)
Less: Unamortized debt issue costs	(1,685)	(1,749)
Less: Accrued interest payable (in default)	(7,605)	(6,305)
	$847	$355

Unamortized debt issue costs associated with the Veritex loans as of the dates indicated consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(757)	(693)
	$1,685	$1,749

Amortization expense was $0.03 million for both three-month periods ended June 30, 2021 and 2020. Amortization expense was $0.06million for both six-month periods ended June 30, 2021 and 2020.

Accrued interest and late fees related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Notre Dame Debt (in default)	$4,834	$4,435
Veritex Loans
LE Term Loan Due 2034 (in default)	1,923	1,295
LRM Term Loan Due 2034 (in default)	835	571
SBA EIDLs
BDEC Term Loan Due 2051	3	-
LE Term Loan Due 2050	5	2
NPS Term Loan Due 2050	5	2
	7,605	6,305
Less: Accrued interest payable (in default)	(7,605)	(6,305)
Long-term Interest Payable, Net of Current Portion	$-	$-

Blue Dolphin Energy Company	June 30, 2021 │Page 27

Notes to Consolidated Financial Statements

Payment Deferments

Veritex Loans. In April 2020, LE and LRM were each granted a two-month deferment period on their respective Veritex loans commencing from April 22, 2020 to June 22, 2020. During the deferment period, LE and LRM were not obligated to make payments and interest continued to accrue at the stated rates of the loans. Upon expiration of the deferment period in July 2020: (i) Veritex re-amortized the loan such that future payments on principal and interest were adjusted based on the remaining principal balances and loan terms, and (ii) all other terms of the loans reverted to the original terms, and previous defaults were reinstated. The deferment did not address LE’s requirement to replenish the $1.0 million payment reserve account. For both the three and six-month periods ended June 30, 2021, principal and interest payments to Veritex totaled $0. For both the three and six-month periods ended June 30, 2020, principal and interest payments to Veritex totaled $0.9 million. As of the filing date of this report, LE and LRM were in default with respect to required monthly payments under the secured loan agreements with Veritex. Other defaults remain outstanding as noted below under “Defaults”.

SBA EIDLs. The SBA EIDLs include a payment deferment period. Interest accrues during the deferral period. The deferral period for the BDEC Term Loan Due 2051 is the first eighteen (18) months; principal and interest payments begin in December 2022. The deferral period for the LE Term Loan Due 2051 and the NPS Term Loan Due 2050 is the first twelve (12) months; principal and interest payments begin in September 2021.

Guarantees and Security

Loan Description	Guarantees	Security
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	• 100% USDA-guarantee • Jonathan Carroll personal guarantee • LEH, LRM and Blue Dolphin cross-guarantee

• First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)

• Assignment of all Nixon facility contracts, permits, and licenses

• Absolute assignment of Nixon facility rents and leases, including tank rental income

• $1.0 million payment reserve account held by Veritex

• $5.0 million life insurance policy on Jonathan Carroll

LRM Term Loan Due 2034 (in default)	• 100% USDA-guarantee • Jonathan Carroll personal guarantee • LEH, LE and Blue Dolphin cross-guarantee

• Second priority lien on rights of LE in crude distillation tower and other collateral of LE

• First priority lien on real property interests of LRM

• First priority lien on all LRM fixtures, furniture, machinery, and equipment

• First priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified tanks for which Veritex has second priority lien

• All other collateral as described in the security documents

Notre Dame Debt (in default)(2)	---	• Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
SBA EIDLs
BDEC Term Loan Due 2051	• Jonathan Carroll, personal guarantee • LEH guarantee	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
LE Term Loan Due 2050(3)	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
NPS Term Loan Due 2050(3)	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
Equipment Loan Due 2025	---	• First priority security interest in the equipment (backhoe).

(1)	As a condition of the LE Term Loan Due 2034 and LRM Term Loan Due 2034, Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.

(2)

Pursuant to a 2015 subordination agreement, the holder of the Notre Dame Debt agreed to subordinate their right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034.

(3)

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the LE Term Loan Due 2050 and NPS Term Loan Due 2050 was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Pilot Obligations, including through use of the proceeds of these SBA EIDLs. Pilot also notified the SBA that the liens securing the LE Term Loan Due 2050 and NPS Term Loan Due 2050 were junior to those securing the Pilot Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate these loans to Pilot, no further action has been taken by Pilot as of the filing date of this report.

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

Blue Dolphin Energy Company	June 30, 2021 │Page 28

Notes to Consolidated Financial Statements

Defaults

Loan Description	Event(s) of Default	Covenant Violations
Veritex Loans
LE Term Loan Due 2034 (in default)	Failure to make required monthly payments; failure to replenish $1.0 million payment reserve account; events of default under other secured loan agreements with Veritex	Financial covenants: • debt service coverage ratio, current ratio, and debt to net worth ratio
LRM Term Loan Due 2034 (in default)	Failure to make required monthly payments; events of default under other secured loan agreements with Veritex	Financial covenants: • debt service coverage ratio, current ratio, and debt to net worth ratio
Notre Dame Debt (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---

As reflected in the table above and elsewhere in this filing, we are in default under the LE Term Loan Due 2034, LRM Term Loan Due 2034, and the Notre Dame Debt. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and the Notre Dame Debt was classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2021 and December 31, 2020.

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

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Amounts owed under the Amended Pilot Line of Credit, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)

Amended Pilot Line of Credit (in default)	$6,044	$8,145

Less: Interest payable, short-term	(103)	(103)
	$5,941	$8,042

Blue Dolphin Energy Company	June 30, 2021 │Page 29

Notes to Consolidated Financial Statements

Guarantees and Security

Loan Description	Guarantees	Security
Amended Pilot Line of Credit (in default)	• Blue Dolphin pledged its equity interests in NPS to Pilot to secure NPS’ obligations; • Blue Dolphin, LE, LRM, and LEH have each guaranteed NPS’ obligations.	• NPS receivables; • NPS assets, including a tank lease (the “Tank Lease”); • LRM receivables.

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

As reflected in the table above and elsewhere in this filing, we are in default under the Amended Pilot Line of Credit. Upon maturity of the Amended Pilot Line of Credit in May 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the Pilot Obligations. Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Pilot Obligations began to accrue interest at a default rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Pilot Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Pursuant to a June 1, 2020 notice, Pilot began applying Pilot’s payment obligations to NPS under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May 2019, between NPS and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between NPS and Pilot, against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. Such tank lease setoff amounts only partially satisfy NPS’ obligations under the Amended Pilot Line of Credit, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the three-month periods ended June 30, 2021 and 2020, the tank lease setoff amounts totaled $0.6 million and $0.2 million, respectively. For the three-month periods ended June 30, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.3 million and $0.4 million, respectively. For the six-month periods ended June 30, 2021 and 2020, the tank lease setoff amounts totaled $1.2 million and $0.2 million, respectively. For the six-month periods ended June 30, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.6 million and $0.8 million, respectively.

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the LE Term Loan Due 2050 and NPS Term Loan Due 2050 was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Pilot Obligations, including through use of the proceeds of these SBA EIDLs. Pilot also notified the SBA that the liens securing the LE Term Loan Due 2050 and NPS Term Loan Due 2050 were junior to those securing the Pilot Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the loans, no further action has been taken by Pilot as of the filing date of this report.

Blue Dolphin Energy Company	June 30, 2021 │Page 30

Notes to Consolidated Financial Statements

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

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with the decommissioning of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment and recognized accretion expense relating to the discounted liability over the remaining life of the asset. At June 30, 2021 and December 31, 2020, the liability was fully accreted. See “Note (16)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

ARO liability as of the dates indicated was as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)

AROs, at the beginning of the period	$2,370	$2,565
Liabilities settled	-	(195)
	2,370	2,370
Less: AROs, current portion	(2,370)	(2,370)
Long-term AROs, at the end of the period	$-	$-

Liabilities settled reflects preparatory costs in the period associated with decommissioning our offshore pipelines and platform assets.

Blue Dolphin Energy Company	June 30, 2021 │Page 31

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

On May 11, 2021, BDSC and TR 801 Travis LLC reached an agreement to cure BDSC’s Houston office lease default. Under the terms of the arrangement, BDSC will pay TR 801 Travis LLC past due obligations, including rent installments and other charges totaling approximately $0.1 million (the “Past Due Obligations”), in equal monthly installments beginning June 1, 2021 and continuing through the August 31, 2023 lease expiration date. The Past Due Obligations are subject to an annual percentage rate of 4.50%. As revised, BDSC’ monthly base rent plus the prorated portion of the Past Due Obligations will approximate $0.02 million. BDSC made the revised monthly payment as required in June 2021.

An Affiliate, LEH, subleases a portion of the Houston office space. Sublease income received from LEH totaled approximately $0.01 million for both the three months ended June 30, 2021 and 2020. Sublease income received from LEH totaled approximately $0.02 million for both the six months ended June 30, 2021 and 2020. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		June 30,	December 31,
	Balance Sheet Location	2021	2020
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(370)	(289)
Total lease assets		417	498

Liabilities
Current
Operating lease	Current portion of lease liabilities	204	194
		204	194
Noncurrent
Operating lease	Long-term lease liabilities, net of current	266	370
Total lease liabilities		$470	$564

Weighted average remaining lease term in years
Operating lease	2.17
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

The following table presents information related to lease costs for operating and finance leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Operating lease costs	$51	$51	$102	$103
Finance lease costs:
Depreciation of leased assets	-	4	-	10
Interest on lease liabilities	-	2	-	3
Total lease cost	$51	$57	$102	$116

Blue Dolphin Energy Company	June 30, 2021 │Page 32

Notes to Consolidated Financial Statements

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$48	$43	$95	$131
Operating cash flows for finance leases	$-	$2	$-	$4
Financing cash flows for finance leases	$-	$6	$-	$12

As of June 30, 2021, maturities of lease liabilities for the periods indicated were as follows:

June 30,	Operating Lease
(in thousands)

2021	$204
2022	226
2023	40
$470

Future minimum annual lease commitments that are non-cancelable:

Operating
June 30,	Lease
(in thousands)
2021	$235
2022	260
2023	20
$515

(14) Income Taxes

Tax Provision

The provision for income tax expense for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Current
Federal	$-	$-	$-	$(15)
State	-	-	-	-
Deferred
Federal	500	893	1,167	1,591
State	-		-
Change in valuation allowance	(500)	(893)	(1,167)	(1,591)
Total provision for income taxes	$-	$-	$-	$(15)

The TMT is treated as an income tax for financial reporting purposes.

Blue Dolphin Energy Company	June 30, 2021 │Page 33

Notes to Consolidated Financial Statements

Deferred income taxes as of the dates indicated consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$16,180	$15,258
Business interest expense	3,987	3,343
Start-up costs (crude oil and condensate processing facility)	467	509
ARO liability/deferred revenue	498	498
Other	3	3
Total deferred tax assets	21,134	19,611

Deferred tax liabilities:
Basis differences in property and equipment	(7,587)	(7,230)
Total deferred tax liabilities	(7,587)	(7,230)
	13,547	12,381

Valuation allowance	(13,547)	(12,381)

Deferred tax assets, net	$-	$-

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

NOL Carryforwards. Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than fifty (50) percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). For income tax purposes, we experienced ownership changes in 2005, relating to a series of private placements, and in 2012, because of a reverse acquisition, that limit the use of pre-change NOL carryforwards to offset future taxable income. In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards that were generated prior to the ownership change to an annual use limitation of approximately $0.6 million per year. Unused portions of the annual use limitation amount may be used in subsequent years. Because of the annual use limitation, approximately $6.7 million in NOL carryforwards that were generated prior to the 2012 ownership change will expire unused. NOL carryforwards that were generated after the 2012 ownership change and prior to 2018 are not subject to an annual use limitation under IRC Section 382 and may be used for a period of 20 years in addition to available amounts of NOL carryforwards generated prior to the ownership change.

NOL Carryforwards. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2019	9,614	43,058	52,672

Net operating losses	-	13,306	13,306

Balance at December 31, 2020	$9,614	$56,364	$65,978

Net operating losses	-	6,108	4,390

Expiration of net operating losses	(1,718)	-	(1,718)

Balance at June 30, 2021	$7,896	$62,472	$70,368

Blue Dolphin Energy Company	June 30, 2021 │Page 34

Notes to Consolidated Financial Statements

Valuation Allowance.

As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. Management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized, which is dependent upon the generation of future taxable income prior to the expiration of any NOL carryforwards. At June 30, 2021 and December 31, 2020, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of June 30, 2021 and December 31, 2020.

(15) Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands,		(in thousands,
	except share and per share amounts)		except share and per share amounts)

Net loss	$(4,099)	$(4,242)	$(7,273)	$(7,582)

Basic and diluted income (loss) per share	$(0.32)	$(0.34)	$(0.57)	$(0.61)

Basic and Diluted
Weighted average number of shares of common stock outstanding and potential dilutive shares of common stock	12,693,514	12,580,853	12,693,514	12,454,109

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three and six months ended June 30, 2021 and 2020 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE on August 15, 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit permit applications for pipeline and platform decommissioning, along with a safe boarding plan for the platform, within six (6) months (no later than February 15, 2020), and develop and implement a safe boarding plan for submission with such permit applications. Further, BSEE proposed that BDPL complete approved, permitted work within twelve (12) months (no later than August 15, 2020). BDPL timely submitted permit applications for decommissioning of the subject offshore pipelines and platform assets to BSEE on February 11, 2020 and the USACOE on March 25, 2020. Although we planned to decommission the offshore pipelines and platform assets during 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BSEE with updates regarding the project’s status.

In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL requested an extension to the INC related to the structural platform surveys, and BSEE approved BDPL’s extension request. The required platform surveys were completed, and the INC was resolved in June 2020.

Financial constraints do not relieve BDPL of its obligations to remedy the BSEE INCs or of BSEE’s authority to impose financial penalties. If BDPL fails to complete decommissioning of the offshore pipelines and platform assets and/or remedy the INCs within a timeframe determined to be prudent by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failure to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows and liquidity.

Blue Dolphin Energy Company	June 30, 2021 │Page 35

Notes to Consolidated Financial Statements

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2021. At both June 30, 2021 and December 31, 2020, BDPL maintained $2.4 million in AROs related to abandonment of these assets.

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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Although we planned to decommission the offshore pipelines and platform assets during 2020, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur. In the interim, BDPL provides BOEM and BSEE with updates regarding the project’s status.

Financial constraints and BDPL’s pending appeal of the BOEM INCs do not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional financial assurance (supplemental pipeline bond) requirements. If BDPL is required by BOEM to provide significant additional financial assurance (supplemental pipeline bonds) or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2021. At both June 30, 2021 and December 31, 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Blue Dolphin Energy Company	June 30, 2021 │Page 36

Notes to Consolidated Financial Statements

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2021 │Page 37

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is our analysis of our financial performance, financial condition, and significant trends that may affect future performance. All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the business strategy, risk factors, and financial statements and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

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

Business Operations Update

General Business Environment. Throughout 2020, the COVID-19 pandemic and actions taken by governments and others in response thereto negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for petroleum products. The COVID-19 pandemic also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce. However, actions taken by the U.S. government to provide stimulus to individuals and businesses helped mitigate the impacts of the downturn caused by COVID-19. Vaccination efforts underway domestically and internationally also provide promise for a sustained, near-term economic recovery. As more businesses resume operations and governmental restrictions are lifted, there is cautious optimism that the economy will continue to recover in 2021, but it is unknown if or when the economy will return to pre-COVID-19 levels.

As a result of government actions taken to curb the spread of COVID-19 and significant business interruptions, demand for our refined products declined sharply beginning in mid-March 2020. The U.S. market for gasoline and diesel began showing signs of improvement starting in late 2020 and improved demand has, intermittently, continued through the first half of 2021. While jet fuel demand lagged behind due to depressed international and domestic business and leisure air travel, it has also begun to recover. With regard to inventory, Winter Storm Uri caused unprecedented disruptions to natural gas and electricity supply throughout the Midwest and Gulf Coast regions, limiting refining operations, which helped further reduce excess inventories and balance supply and demand. The combination of improving demand, declining inventories, and increasing COVID-19 vaccinations led to an overall increase in refined product prices and improved refining margins during the first half of 2021. The EIA forecasts that an increase in global oil supply will contribute to a mostly balanced market during the second half of 2021. However, these projections depend on the production decisions of OPEC, U.S. oil production, and the pace of oil demand growth. While the refining market is showing signs of recovery, refinery utilization rates remain below historical levels and uncertainty remains as to whether a resurgence in the virus may spur future governmental restrictions and lockdowns which could threaten the pace of global economic recovery.

Our Business. While demand has improved and the uncertainties surrounding COVID-19 appear to be lessening, downward pressure on commodity prices, refining margins, and demand remain a significant risk and could continue for the foreseeable future. Improvements in our financial position and performance depend on the ongoing severity, location and duration of the effects and spread of COVID-19 and any new variants, the effectiveness of vaccine programs, other actions undertaken by federal, state, and local governments and health officials to contain the virus and treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume in the second half of 2021 and beyond. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak of the virus at one of our locations, may impair our operations, subject us to fines or penalties assessed by governmental authorities, and/or result in an environmental or safety incident. We may also be subject to liability as a result of claims against us by impacted workers or third parties. The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition, cash flows, and our ability to service our indebtedness and other obligations. There can also be no assurance that our liquidity, business, financial condition, and results of operations will revert to pre-2020 levels once the impacts of the COVID-19 pandemic cease.

Blue Dolphin Energy Company	June 30, 2021 │Page 38

Management’s Discussion and Analysis

Management continues to proactively address the known impacts of COVID-19 to the extent possible. We operate the Nixon facility at reduced rates based on market conditions and staffing levels, and we adjust the facility’s operating rate in response to market and other conditions. We carefully evaluate projects and, as a result, have limited or postponed projects and other non-essential work. We have also planned capital expenditures at a level we believe will satisfy all required safety, environmental, and regulatory requirements. With regard to personnel, we have adopted remote working where possible. Where on-site operations are required, personnel are required to wear masks and practice social distancing. We also implemented other site-specific precautionary measures to reduce the risk of exposure and have restricted non-essential business travel. Personnel, customers, and partners are also encouraged to collaborate virtually.

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

Defaults Under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. As a result, the debt associated with these obligations was classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2021 and December 31, 2020. See “Part I, Item 1. Financial Statements – Notes (1), (3), (10), and (11)” for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations.

Third-Party Defaults

•

Veritex Loans – Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. Any exercise by Veritex of its rights and remedies under our secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. Veritex exercising its rights would also adversely impact the trading price of our common stock and the value of an investment in our common stock, which could lead to holders of our common stock losing their investment in its entirety. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements with Veritex, either upon maturity or if accelerated, (ii) LE and LRM will be able to refinance or restructure the payments of the debt, and/or (iii) Veritex, as first lien holder, will provide future default waivers. The borrowers continue in active dialogue with Veritex. For both the three and six-month periods ended June 30, 2021, principal and interest payments to Veritex totaled $0. For both the three and six-month periods ended June 30, 2020, principal and interest payments to Veritex totaled $0.9 million. As of the filing date of this report, LE and LRM were in default with respect to required monthly payments under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.

•

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

Blue Dolphin Energy Company	June 30, 2021 │Page 39

Management’s Discussion and Analysis

Pursuant to a June 1, 2020 notice, Pilot began applying Pilot’s payment obligations to NPS under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May 2019, between NPS and Pilot, and (b) the Terminal Services Agreement (covering Tank No. 56), dated as of June 1, 2019, between NPS and Pilot, against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. Such tank lease setoff amounts only partially satisfy NPS’ obligations under the Amended Pilot Line of Credit, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity. For the three-month periods ended June 30, 2021 and 2020, the tank lease setoff amounts totaled $0.6 million and $0.2 million, respectively. For the three-month periods ended June 30, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.3 million and $0.4 million, respectively. For the six-month periods ended June 30, 2021 and 2020, the tank lease setoff amounts totaled $1.2 million and $0.2 million, respectively. For the six-month periods ended June 30, 2021 and 2020, the amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.6 million and $0.8 million, respectively.

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the LE Term Loan Due 2050 and NPS Term Loan Due 2050 was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Payment Obligations, including through use of the proceeds of these SBA EIDLs. Pilot also notified the SBA that the liens securing the LE Term Loan Due 2050 and NPS Term Loan Due 2050 were junior to those securing the Payment Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the loans, no further action has been taken by Pilot as of the filing date of this report.

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

•

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

Our financial health could be materially and adversely affected by defaults in our secured loan agreements, margin deterioration and volatility, historic net losses and working capital deficits, as well as termination of the crude supply agreement or terminal services agreement with Pilot, which could impact our ability to acquire crude oil and condensate. In addition, sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic results in significant financial constraints on producers, which in turn results in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the three-month period ended June 30, 2021 and 2020, our refinery experienced 4 days and 8 days of downtime, respectively, as a result of crude deficiencies due to COVID-19 related cash constraints. During the six-month periods ended June 30, 2021 and 2020, our refinery experienced 5 days and 8 days, respectively, of downtime as a result of crude deficiencies due to COVID-19 related cash constraints.

Related-Party Defaults

Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits. Replated party debt represents such working capital borrowings. As of the filing date of this report, Blue Dolphin was in default with respect to past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement.

Blue Dolphin Energy Company	June 30, 2021 │Page 40

Management’s Discussion and Analysis

Margin Deterioration and Volatility. Our refining margins generally improve in an environment of higher crude oil and refined product prices, and where the spread between crude oil prices and refined product prices widen. In 2020, steps taken early on to address the COVID-19 pandemic globally and nationally, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply. In addition, actions by members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets. While the refining market is showing signs of recovery, refinery utilization rates remain below historical levels and uncertainty remains as to whether a resurgence in the virus may spur future governmental restrictions and lockdowns which could threaten the pace of global economic recovery. We cannot predict when prices and demand will stabilize, and we are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we expect that these events will continue to have a material adverse effect on our financial position and results of operations throughout 2021.

Historic Net Losses and Working Capital Deficits.

Net Losses

Net loss for the three months ended June 30, 2021 was $4.1 million, or a loss of $0.32 per share, compared to a net loss of $4.2 million, or a loss of $0.34 per share, for the three months ended June 30, 2020. The improvement between the three-month periods in 2021 compared to 2020 was the result of improved market conditions as more businesses resumed operations and governmental pandemic-related restrictions were lifted, including more favorable commodity prices and improved throughput and sales volumes. Less refinery downtime also contributed to the improvement between the periods.

Net loss for the six months ended June 30, 2021 was $7.3 million, or a loss of $0.57 per share, compared to a net loss of $7.6 million, or a loss of $0.61 per share, for the six months ended June 30, 2020. The improvement between the six-month periods in 2021 compared to 2020 was the result of improved market conditions as more businesses resumed operations and governmental pandemic-related restrictions were lifted, including more favorable commodity prices and improved throughput and sales volumes. The improvement between the periods was also due to less refinery downtime and decreased interest and other expense.

Working Capital Deficits

We had a working capital deficit of $77.4 million and $72.3 million at June 30, 2021 and December 31, 2020, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $24.5 million and $22.6 million at June 30, 2021 and December 31, 2020, respectively.

Cash and cash equivalents totaled $0.009 million and $0.5 million at June 30, 2021 and December 31, 2020, respectively. Restricted cash (current portion) totaled $0.05 million at both June 30, 2021 and December 31, 2021. Restricted cash, noncurrent totaled $0 and $0.5 million at June 30, 2021 and December 31, 2020, respectively. See “Part I, Item 1. Financial Statements – Note (1)” regarding going concern factors and associated risks.

Operating Risks

Successful execution of our business strategy depends on several key factors, including, having adequate working capital to meet operational needs and regulatory requirements, maintaining safe and reliable operations at the Nixon facility, meeting contractual obligations, and having favorable margins on refined products. As discussed under “Part I, Item 1. Financial Statements – Note (1)” under “Going Concern” and throughout this report, we are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, remained open. As U.S. federal, state, and local officials address the spread of COVID-19 with vaccine programs and monitor variant clusters, we expect to continue operating. Any governmental mandates, while necessary to address the virus, will result in further business and operational disruptions, including demand destruction, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and workforce availability.

Management believes that it has taken all prudent steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a low oil price environment. We are managing cash flow by optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. At the Nixon facility, we adjust throughput and production based on prevailing market conditions. With regard to personnel safety, we adopted remote working where possible and social distancing, mask wearing, and other site-specific precautionary measures where on-site operations are required. We also incentivize personnel to receive the COVID-19 vaccine.

Blue Dolphin Energy Company	June 30, 2021 │Page 41

Management’s Discussion and Analysis

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

Business Strategy

Our primary business objective is to improve our financial profile by executing the below strategies, modified as necessary, to reflect changing economic conditions and other circumstances:

Optimizing Existing Asset Base	• •	Operating safely and enhancing health, safety, and environmental systems. Planning and managing turnarounds and downtime.

Improving Operational Efficiencies	• • •	Reducing or streamlining variable costs incurred in production. Increasing throughput capacity and optimizing product slate. Increasing tolling and terminaling revenue.

Seizing Market Opportunities	• •	· Leveraging existing infrastructure to engage in renewable energy projects. · Taking advantage of market opportunities as they arise.

Optimizing Existing Asset Base. We are subject to extensive federal, state, and local environmental and safety laws and regulations enforced by various agencies, including the DOT, EPA, OSHA, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refinery and related operations, and may be subject to revocation, modification, and renewal. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. With regard to the pandemic and personnel safety, we adopted remote working where possible and social distancing, mask wearing, and other site-specific precautionary measures where on-site operations are required. We also incentivize personnel to receive the COVID-19 vaccine.

We are particularly vulnerable to disruptions in our operations because all our refining operations are conducted at a single facility. Any scheduled or unscheduled downtime will result in lost margin opportunity, potential increased maintenance expense, and a reduction of refined products inventory, which could reduce our ability to meet our payment obligations. In an effort to better manage downtime, we conduct maintenance activities to the extent possible when the refinery experiences downtime.

Improving Operational Efficiencies. During the three and six-month periods ended June 30, 2021, refinery throughput, production and sales improved as a result of steps taken by management to maximize operational efficiency in the COVID-19 pandemic environment. Steps included managing inventory to avoid buildup and adjusting throughput and production levels based on prevailing market conditions. We are also managing cash flow by optimizing receivables and payables by prioritizing payments, as well as closely monitoring costs company-wide.

Seizing Market Opportunities. With our sights set on recovery from the pandemic and the future, we continue to explore and investigate growth opportunities. In March 2021, we announced a pivot to explore renewable energy opportunities through an affiliate, Lazarus Energy Alternative Fuels LLC (“LEAF”). LEAF will explore potential opportunities to position Blue Dolphin in the global transition to cleaner, lower-carbon alternatives from traditional fossil fuels. These opportunities may include technology, development, or commercial partnerships, as well as the repurposing of assets and facilities, for the production, storage, transportation and sale of alternative fuels and other low-carbon products. Under the Biden Administration, the focus on cleaner energy sources and technology to decarbonize resource-intensive industries continues to accelerate. This focus is steering government policy to incentivize clean energy sources and carbon capture technologies, as well as supporting new industry-wide investment in areas like renewables, green hydrogen, and carbon capture, utilization, and storage.

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

We regularly engage in discussions with third parties regarding possible joint ventures, asset sales, mergers, and other potential business combinations. However, we do not anticipate any material activities in the foreseeable future. Management has determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements, margin deterioration and volatility, and historic net losses and working capital deficits. A ‘going concern’ opinion impairs our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern depends on sustained positive operating margins and working capital to sustain operations, including the purchase of crude oil and condensate and payments on long-term debt. If we are unable to achieve these goals, our business will be jeopardized, we may not be able to continue operating, and we may have to seek bankruptcy protection.

Blue Dolphin Energy Company	June 30, 2021 │Page 42

Management’s Discussion and Analysis

Refinery Operations

Our refinery operations segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility	Crude Oil	LE	Nixon, Texas
• Crude distillation tower (15,000 bpd)	Refined Products
• Petroleum storage tanks
• Loading and unloading facilities
• Land (56 acres)

Crude Oil and Condensate Supply. Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Pilot. The crude supply agreement, the initial term of which is volume based, expires when Pilot sells us 24.8 million net bbls of crude oil. Thereafter, the crude supply agreement automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 60 days prior to expiration of any Renewal Term. Total volume sold to us under the crude supply agreement totaled approximately 6.8 million bbls as of June 30, 2021. Effective March 1, 2020, Pilot assigned its rights, title, interest, and obligations in the crude supply agreement to Tartan Oil LLC, a Pilot affiliate. Sustained periods of low crude oil prices due to market volatility associated with the COVID-19 pandemic results in significant financial constraints on producers, which in turn results in long term crude oil supply constraints and increased transportation costs. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. During the three-month periods ended June 30, 2021 and 2020, our refinery experienced 4 days and 8 days, respectively, of downtime as a result of crude deficiencies due to COVID-19 related cash constraints. During the six-month periods ended June 30, 2021 and 2020, our refinery experienced 5 days and 8 days, respectively, of downtime as a result of crude deficiencies due to COVID-19 related cash constraints.

Pilot also stores crude oil at the Nixon facility under two terminal services agreements. Under the terminal services agreements, Pilot stores crude oil at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity. Although the initial term of the terminal services agreement expired April 30, 2020, the agreement renews on a one-year evergreen basis. Either party may terminate the terminal services agreement by providing the other party 60 days prior written notice. However, the terminal services agreement will automatically terminate upon expiration or termination of the crude supply agreement.

Products and Markets. Our market is the Gulf Coast region of the U.S., which is represented by the EIA as Petroleum Administration for Defense District 3 (PADD 3). We sell our products primarily in the U.S. within PADD 3. Occasionally, we sell refined products to customers that export to Mexico.

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

Blue Dolphin Energy Company	June 30, 2021 │Page 43

Management’s Discussion and Analysis

Safety and Downtime. Our refinery operations are operated in a manner materially consistent with industry safe practices and standards. These operations are subject to regulations under EPA, OSHA, and comparable state and local requirements. Together, these regulations are designed for personnel safety, process safety management, and risk management, as well as to prevent or minimize the probability and consequences of an accidental release of toxic, reactive, flammable, or explosive chemicals. Storage tanks used for refinery operations are designed for crude oil and condensate and refined products, and most are equipped with appropriate controls that minimize emissions and promote safety. Our refinery operations have response and control plans, spill prevention and other programs to respond to emergencies.

The Nixon refinery periodically experiences planned and unplanned temporary shutdowns. Planned turnarounds are used to repair, restore, refurbish, or replace refinery equipment. Unplanned shutdowns can occur for a variety of reasons, including voluntary regulatory compliance measures, cessation or suspension by regulatory authorities, disabled equipment, or crude deficiencies due to cash constraints. However, in Texas the most typical reason is excessive heat or power outages from high winds and thunderstorms. The Nixon refinery did not incur significant damage as a result of Winter Storm Uri in February 2021. However, the facility was down for approximately 10 days as a result of lost external power.

We are particularly vulnerable to disruptions in our operations because all our refining operations are conducted at a single facility. Any scheduled or unscheduled downtime will result in lost margin opportunity, potential increased maintenance expense, and a reduction of refined products inventory, which could reduce our ability to meet our payment obligations.

Tolling and Terminaling Operations

Our tolling and terminaling segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility	Crude Oil	LRM, NPS	Nixon, Texas
• Petroleum storage tanks	Refined Products
• Loading and unloading facilities

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

Inactive Operations

We own certain other pipeline and facilities assets and have leasehold interests in oil and gas properties. These assets, which are shown below and included in corporate and other, are not operational and are fully impaired. We fully impaired our pipeline assets in 2016 and our oil and gas leasehold interests in 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three and six months ended June 30, 2021 and 2020. See “Part I, Item 1. Financial Statements – Note (16)” related to pipelines and platform decommissioning requirements and related risks.

Property	Operating Subsidiary	Location

Freeport facility	BDPL	Freeport, Texas
• Crude oil and natural gas separation and dehydration
• Natural gas processing, treating, and redelivery
• Vapor recovery unit
• Two onshore pipelines
• Land (162 acres)
Offshore Pipelines (Trunk Line and Lateral Lines)	BDPL	Gulf of Mexico
Oil and Gas Leasehold Interests	BDPC	Gulf of Mexico

Blue Dolphin Energy Company	June 30, 2021 │Page 44

Management’s Discussion and Analysis

Pipeline and Facilities Safety.

Although our pipeline and facility assets are inactive, they require upkeep and maintenance and are subject to safety regulations under PHMSA, BOEM, BSEE, and comparable state and local regulations. We have response and control plans, spill prevention and other programs to respond to emergencies related to these assets.

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

Major Influences on Results of Operations. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per bbl price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. In 2020, steps taken early on to address the COVID-19 pandemic globally and nationally, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply. In addition, actions by members of the OPEC and other producer countries with respect to oil production and pricing significantly impacted supply and demand in global oil and gas markets. As COVID-19 vaccinations increase, global economic activity rises, and the OPEC and partner countries limit crude oil production, there is cautious optimism that the economy is improving based on signs of recovery during the first half of 2021. However, oil and refined product prices and demand are expected to remain volatile for the foreseeable future as new mutations of the virus spread. We cannot predict when prices and demand will stabilize, and we are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we expect that these events will continue to have a material adverse effect on our financial position and results of operations throughout 2021.

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

Blue Dolphin Energy Company	June 30, 2021 │Page 45

Management’s Discussion and Analysis

Consolidated Results. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Three Months Ended June 30, 2021 Versus June 30, 2020 (Q2 2021 Versus Q2 2020)	Six Months Ended June 30, 2021 Versus June 30, 2020 (6 Months 2021 Versus 6 Months 2020)

Overview. Net loss for Q2 2021 was $4.1 million, or a loss of $0.32 per share, compared to a net loss of $4.2 million, or a loss of $0.34 per share, in Q2 2020. The improvement between the periods was the result of slightly improved market conditions as more businesses resumed operations and governmental pandemic-related restrictions were lifted, including more favorable commodity prices and improved throughput and sales volumes. Less refinery downtime also contributed to the improvement between the periods.

Total Revenue from Operations. Total revenue from operations increased significantly in Q2 2021 to $69.4 million compared to $18.5 million in Q2 2020. The increase between the periods related to higher refined product prices and higher sales volume, which was slightly offset by lower ancillary service fees (tank blending, lab testing, etc.).

Total Cost of Goods Sold. Total cost of goods sold increased significantly in Q2 2021 to $70.5 million compared to $19.7 million for Q2 2020. The increase in Q2 2021 related to higher crude oil costs and increased throughput volume associated with improved refined product demand as the economy recovers from the COVID-19 pandemic.

Gross Deficit. Gross deficit was $1.0 million for Q2 2021 compared to gross deficit of $1.2 million for Q2 2020. The slight improvement was the result of more stable commodity prices and improved sales volumes as the economy recovers from the COVID-19 pandemic.

General and Administrative Expenses. General and administrative expenses increased approximately 15% to $0.6 million in Q2 2021 from $0.5 million in Q2 2020. The increase primarily related to increased insurance premiums following renewals.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization expenses were flat at $0.7 million for Q2 2021 and Q2 2020. Depletion, depreciation and amortization expense primarily related to refinery assets.

Total Other Expense. Total other expense was also flat in Q2 2021 compared to Q2 2020 at $1.6 million. Total other expense in both periods primarily related to interest expense associated with secured loan agreements with Veritex, related-party debt, and the line of credit with Pilot.

Overview. Net loss for 6 Months 2021 was $7.3 million, or a loss of $0.57 per share, compared to a net loss of $7.6 million, or a loss of $0.61 per share, in 6 Months 2020. The improvement between the periods was the result of improved market conditions as more businesses resumed operations and governmental pandemic-related restrictions were lifted, including more favorable commodity prices and improved throughput and sales volumes. The improvement between the periods was also due to less refinery downtime and decreased interest and other expense.

Total Revenue from Operations. Total revenue from operations increased significantly in 6 Months 2021 to $127.0 million compared to $78.3 million in 6 Months 2020. The increase between the periods related to higher refined product prices and higher sales volume, which was slightly offset by lower tank rental revenue.

Total Cost of Goods Sold. Total cost of goods sold increased significantly in 6 Months 2021 to $130.1 million compared to $81.8 million for 6 Months 2020. The increase in 6 Months 2021 related to higher crude oil costs and increased throughput volume as the economy recovers from the COVID-19 pandemic.

Gross Deficit. Gross deficit was $1.2 million for 6 Months 2021 compared to gross deficit of $1.3 million for 6 Months 2020. The slight improvement was the result of more stable commodity prices and improved sales volumes as the economy recovers from the COVID-19 pandemic.

General and Administrative Expenses. General and administrative expenses increased approximately 8% to $1.3 million in 6 Months 2021 from $1.2 million in 6 Months 2020. The increase primarily related to increased insurance premiums following renewals.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization expenses totaled $1.4 million for 6 Months 2021 compared to $1.3 million for 6 Months 2020, representing an increase of approximately $0.1 million. The increase related to placing refinery assets in service.

Total Other Expense. Total other expense was $3.0 million in 6 Months 2021 compared to $3.4 million in 6 Months 2020, representing a decrease of approximately $0.4 million. Total other expense in both periods primarily related to interest expense associated with secured loan agreements with Veritex, related-party debt, and the line of credit with Pilot. Interest expense between the periods was the result of the decreased outstanding balance under the Amended Pilot Line of Credit.

Blue Dolphin Energy Company	June 30, 2021 │Page 46

Management’s Discussion and Analysis

Refinery Operations. Our refinery operations business segment is owned by LE. Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land. Refinery operations revenue is derived from refined product sales.

	Three Months Ended
	June 30,
	2021	2020
	(in thousands)

Refined product sales	$68,518	$17,359
Less: Total cost of goods sold	(70,466)	(19,676)
Gross deficit	(1,948)	(2,317)

Sales (Bbls)	988	669

Gross Deficit per Bbl	$(1.97)	$(3.46)

	Three Months Ended
	June 30,
	2021	2020
	(in thousands)
Net revenue (1)	$68,518	$17,359
Intercompany fees and sales	(581)	(406)
Operation costs and expenses	(70,054)	(19,418)
Segment Contribution Deficit	$(2,117)	$(2,465)

(1) Net revenue excludes intercompany crude sales.

Q2 2021 Versus Q2 2020

•

Refining gross deficit per bbl was $1.97 for Q2 2021 compared to gross deficit per bbl of $3.46 in Q2 2020, representing an improvement of $1.49 per bbl. The improvement between the periods related to higher refining margins and higher sales volume. Commodity prices and refined product demand experienced a recovery in Q2 2021 compared to Q2 2020 as more businesses resumed operations and governmental pandemic-related restrictions were lifted. Despite the Q2 2021 improvement, economic recovery remained well below pre-pandemic levels.

•	Segment contribution deficit improved slightly in Q2 2021 compared to Q2 2020 due to the aforementioned economic recovery and less refinery downtime.

•

Refinery downtime decreased to 4 days in Q2 2021 compared to 23 days in Q2 2020. Refinery downtime in Q2 2021 related to crude deficiencies associated with cash constraints. Refinery downtime in Q2 2020 was spurred by the COVID-19 pandemic. Management utilized Q2 2020 downtime to perform a maintenance turnaround and address other maintenance issues.

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)

Refined product sales	$127,001	$78,256
Less: Total cost of goods sold	(130,089)	(81,764)
Gross deficit	(3,088)	(3,508)

Sales (Bbls)	1,935	1,810

Gross Deficit per Bbl	$(1.60)	$(1.94)

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Net revenue (1)	$127,001	$78,256
Intercompany fees and sales	(1,147)	(1,023)
Operation costs and expenses	(129,343)	(81,251)
Segment Contribution Deficit	$(3,489)	$(4,018)

(2) Net revenue excludes intercompany crude sales.

6 Months 2021 Versus 6 Months 2020

•

Refining gross deficit per bbl was $1.60 for 6 Months 2021 compared to gross deficit per bbl of $1.94 in 6 Months 2020, representing an improvement of $0.34 per bbl. The improvement between the periods related to higher refining margins and higher sales volume. Commodity prices and refined product demand experienced a recovery in 6 Months 2021 compared to 6 Months 2020 as more businesses resumed operations and governmental pandemic-related restrictions were lifted. For 6 Months 2021, the economic recovery was offset by the impact of Winter Storm Uri.

•

Segment contribution deficit improved slightly in 6 Months 2021 compared to 6 Months 2020 due to the aforementioned economic recovery. However, the economic recovery was offset by the impact of Winter Storm Uri.

•

Refinery downtime decreased to 15 days in 6 Months 2021 compared to 26 days in 6 Months 2020. Refinery downtime in 6 Months 2021 related to power outages due to Winter Storm Uri and crude deficiencies associated with cash constraints. Refinery downtime in 6 Months 2020 was spurred by the COVID-19 pandemic, which included cash constraints that affected our ability to acquire crude. Management utilized 6 Months 2020 downtime to perform a maintenance turnaround and address other maintenance issues.

Blue Dolphin Energy Company	June 30, 2021 │Page 47

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

	Three Months Ended
	June 30,
	2021	2020
	(in thousands)
Net revenue (1)	$923	$1,110
Intercompany fees and sales	581	406
Operation costs and expenses	(412)	(258)
Segment Contribution Margin	$1,092	$1,258

(1) Net revenue excludes intercompany crude sales.

Q2 2021 Versus Q2 2020

•	Tolling and terminaling net revenue decreased nearly 17% in Q2 2021 compared to Q2 2020 primarily as a result of lower ancillary service fees (tank blending, lab testing, etc.).

•

Intercompany fees and sales, which reflect fees associated with an intercompany tolling agreement tied to naphtha volumes, increased in Q2 2021 compared to Q2 2020. Naphtha sales volumes increased between the periods as a result of demand recovery.

•	Segment contribution margin in Q2 2021 decreased 13% to $1.1 million compared to $1.3 million Q2 2020. The decrease related to lower revenue.

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Net revenue (1)	$1,853	$2,213
Intercompany fees and sales	1,147	1,023
Operation costs and expenses	(746)	(513)
Segment Contribution Margin	$2,254	$2,723

(2) Net revenue excludes intercompany crude sales.

6 Months 2021 Versus 6 Months 2020

•	Tolling and terminaling net revenue decreased 16% in 6 Months 2021 compared to 6 Months 2020 primarily as a result of lower tank rental revenue.

•

Intercompany fees and sales, which reflect fees associated with an intercompany tolling agreement tied to naphtha volumes, increased in 6 Months 2021 compared to 6 Months 2020. Naphtha sales volumes increased between the periods as a result of demand recovery.

•	Segment contribution margin in 6 Months 2021 decreased 17% to $2.3 million compared to $2.7 million 6 Months 2020. The decrease related to lower revenue.

Blue Dolphin Energy Company	June 30, 2021 │Page 48

Management’s Discussion and Analysis

Non-GAAP Reconciliations.

Reconciliation of Segment Contribution Margin (Deficit)

	Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin (deficit)	$(2,117)	$(2,465)	$1,092	$1,258	$(50)	$(47)	$(1,075)	$(1,254)
General and administrative expenses(1)	(265)	(327)	(68)	(68)	(410)	(326)	(743)	(721)
Depreciation and amortization	(302)	(294)	(340)	(324)	(51)	(51)	(693)	(669)
Interest and other non-operating expenses, net	(708)	(751)	(448)	(616)	(432)	(231)	(1,588)	(1,598)
Income (loss) before income taxes	(3,392)	(3,837)	236	250	(943)	(655)	(4,099)	(4,242)
Income tax expense	-	-	-	-	-	(15)	-	-
Income (loss)	$(3,392)	$(3,837)	$236	$250	$(943)	$(670)	$(4,099)	$(4,242)

(1)	General and administrative expenses within refinery operations include the LEH operating fee.

	Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin (deficit)	$(3,489)	$(4,018)	$2,254	$2,723	$(104)	$(106)	$(1,339)	$(1,401)
General and administrative expenses(1)	(566)	(631)	(136)	(136)	(823)	(745)	(1,525)	(1,512)
Depreciation and amortization	(604)	(582)	(680)	(618)	(102)	(102)	(1,386)	(1,302)
Interest and other non-operating expenses, net	(1,306)	(1,492)	(900)	(1,386)	(817)	(474)	(3,023)	(3,352)
Income (loss) before income taxes	(5,965)	(6,723)	538	583	(1,846)	(1,427)	(7,273)	(7,567)
Income tax expense	-	-	-	-	-	(15)	-	(15)
Income (loss)	$(5,965)	$(6,723)	$538	$583	$(1,846)	$(1,442)	$(7,273)	$(7,582)

(1)	General and administrative expenses within refinery operations include the LEH operating fee.

Liquidity and Capital Resources

We had a working capital deficit of $77.4 million and $72.3 million at June 30, 2021 and December 31, 2020, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $24.5 million and $22.6 million at June 30, 2021 and December 31, 2020, respectively. Although in place pre-pandemic, we have further tightened our cash conservation program to manage cash flow and remain competitive in a low oil price environment. This includes optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. Despite this focus, management is keeping in mind the overall safety of our operations and personnel, as well as the impact to our business over the long-term.

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

How long and to what extent COVID-19 and related market developments will continue to affect our business and operations is unknown. As COVID-19 vaccinations increase, global economic activity rises, and the OPEC and partner countries limit crude oil production, there is cautious optimism that the economy is improving based on signs of recovery during the first half of 2021. However, oil and refined product prices and demand are expected to remain volatile for the foreseeable future as new mutations of the virus spread. We cannot predict when prices and demand will stabilize, and we are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we expect that these events will continue to have a material adverse effect on our financial position and results of operations throughout 2021. A failure to acquire crude oil and condensate when needed will have a material effect on our business results and operations. As a result, we may have to seek protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Blue Dolphin Energy Company	June 30, 2021 │Page 49

Management’s Discussion and Analysis

Debt Overview.

Total Debt and Accrued Interest

	June 30,	December 31,
	2021	2020
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$23,468	$22,840
LRM Term Loan Due 2034 (in default)	9,738	9,473
Amended Pilot Line of Credit (in default)	6,044	8,145
Notre Dame Debt (in default)	9,812	9,413
Related-Party Debt
BDPL Loan Agreement (in default)	7,134	6,814
March Ingleside Note (in default)	1,045	1,013
March Carroll Note (in default)	1,916	1,551
June LEH Note (in default)	12,119	9,446
BDEC Term Loan Due 2051	503	-
LE Term Loan Due 2050	155	152
NPS Term Loan Due 2050	155	152
Equipment Loan Due 2025	62	71
Total debt and accrued interest	72,151	69,070

Less: Current portion of long-term debt, net	(58,777)	(57,744)
Less: Unamortized debt issue costs	(1,685)	(1,749)
Less: Accrued interest payable (in default)	(10,842)	(9,222)
Long-term debt, net of current portion	$847	$355

Net cash provided by financing activities totaled $2.6 million in Q2 2021 compared to $4.0 million provided by financing activities in Q2 2020. Principal payments on debt totaled $0.003 million in Q2 2021 compared to $0.8 million in Q2 2020. Net cash provided by financing activities totaled $1.7 million in 6 Months 2021 compared to $4.7 million provided by financing activities in 6 Months 2020. Principal payments on debt totaled $0.009 million in 6 Months 2021 compared to $1.5 million in 6 Months 2020. As of the filing date of this report, LE and LRM were in default with respect to required monthly payments under secured loan agreements with Veritex. NPS is making partial monthly payments to Pilot under the Amended Pilot Line of Credit as a tank lease setoff using amounts Pilot owed to NPS under two tank lease agreements. No payments have been made under the subordinated Notre Dame Debt.

Debt Defaults. The majority of our debt is in default. Defaults under our secured loan agreements with third parties include: (1) Veritex financial covenant violations, failure to make monthly payments, and failure to replenish a payment reserve account; (2) Pilot event of default and debt acceleration; and (3) Notre Dame Debt event of default. We also have defaults under secured and unsecured related-party debt. As of the filing date of this report, Blue Dolphin was in default with respect to past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement. See “Part I, Item 1. Financial Statements – Notes (1), (3), (10), and (11)” for additional disclosures related to Affiliate and third-party debt agreements, including debt guarantees, and defaults in our debt obligations.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2021 │Page 50

Management’s Discussion and Analysis

Concentration of Customers Risk. We routinely assess the financial strength of our customers and have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2021	3	75%	$0
June 30, 2020	3	69%	$0

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification. The Affiliate accounted for 30% and 25% of total revenue from operations for the three months ended June 30, 2021 and 2020, respectively. The Affiliate represented $0 in accounts receivable at both June 30, 2021 and 2020, respectively.

Six Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2021	4	86%	$0
June 30, 2020	4	90%	$0

The Affiliate accounted for 29% and 28% of total revenue from operations for the six months ended June 30, 2021 and 2020, respectively. The Affiliate represented $0 in accounts receivable at both June 30, 2021 and 2020, respectively.

Outstanding amounts under certain related party agreements can significantly vary period to period based on the timing of sales and payments. With regard to the Amended and Restated Operating Agreement, any amount that remains outstanding at the end of the quarter is added to the June LEH Note, which is reflected on the consolidated balance sheets within long-term debt, related party, current portion (in default). At June 30, 2021 and December 31, 2020, the total amount we owed to LEH under long-term debt, related-party agreements totaled $19.3 million and $16.3 million, respectively. See “Part I, Item 1. Financial Statements – Notes (3) and (16)” for additional disclosures related to Affiliate agreements, arrangements, and risk.

Contractual Obligations.

Related-Party Debt

Agreement/Transaction	Parties	Type	Effective Date	Interest Rate	Key Terms
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll - LE	Debt	04/01/2017	2.00%	Tied to payoff of LE $25 million Veritex loan; payments 50% cash, 50% Common Stock
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll - LRM	Debt	04/01/2017	2.00%	Tied to payoff of LRM $10 million Veritex loan; payments 50% cash, 50% Common Stock
March Carroll Note (in default)	Jonathan Carroll – Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; matured 01/01/2019; reflects amounts owed to Jonathan Carroll under guaranty fee agreements; interest still accruing
March Ingleside Note (in default)	Ingleside – Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; matured 01/01/2019; interest still accruing
June LEH Note (in default)	LEH – Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement; matured 01/01/2019; interest still accruing
BDPL-LEH Loan Agreement (in default)	LEH - BDPL	Debt	08/15/2016	16.00%	2-year term; $4.0 million principal amount; $0.5 million annual payment; proceeds used for working capital; no financial maintenance covenants; secured by certain BDPL property

Related-Party Defaults

Loan Description	Event(s) of Default	Covenant Violations
March Carroll Note (in default)	Failure of borrower to pay past due payment obligations; loan matured January 2019	--
March Ingleside Note (in default)	Failure of borrower to pay past due payment obligations; loan matured January 2019	---
June LEH Note (in default)	Failure of borrower to pay past due payment obligations; loan matured January 2019	---
BDPL-LEH Loan Agreement (in default)	Failure of borrower to pay past due payment obligations; loan matured August 2018	---

Blue Dolphin Energy Company	June 30, 2021 │Page 51

Management’s Discussion and Analysis

Third-Party Debt

Loan Description	Parties	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	LE-Veritex	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default)	LRM-Veritex	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Notre Dame Debt (in default)(2)(3)	LE-Kissick	$11.7	Jan 2018	No payments to date; payment rights subordinated	16.00%	Working capital; reduced balance of GEL arbitration award
Amended Pilot Line of Credit (in default)	NPS-Pilot	$13.0	May 2020	---	14.00%	GEL settlement payment, NPS purchase of crude oil from Pilot, and working capital
SBA EIDLs
BDEC Term Loan Due 2051(4)	Blue Dolphin-SBA	$0.5	Jun 2051	$0.003 million	3.75%	Working capital
LE Term Loan Due 2050(5)	LE-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(5)	NPS-SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(6)	LE-Texas First	$0.07	Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion

(1)

Proceeds were placed in a disbursement account whereby Veritex makes payments for construction related expenses. Amounts held in the disbursement account are reflected on our consolidated balance sheets as restricted cash (current portion) and restricted cash, noncurrent. At June 30, 2021, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0. At December 31, 2020, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.5 million.

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

(4)	Payment is deferred for the first eighteen (18) months of the loan; the first payment is due December 2022; interest accrues during the deferral period. The BDEC Term Loan Due 2051 is not forgivable.

(5)

Payments are deferred for the first twelve (12) months of the loan; the first payment is due September 2021; interest accrues during the deferral period. The LE Term Loan Due 2050 and NPS Term Loan Due 2050 are not forgivable.

(6)

In May 2019, LE entered into a 12-month equipment rental agreement with the option to purchase the backhoe at maturity. The equipment rental agreement matured in May 2020. In October 2020, LE entered into the Equipment Loan Due 2025 to finance the purchase of the backhoe. The backhoe continues to be used at the Nixon facility.

Third-Party Defaults

Loan Description	Event(s) of Default	Covenant Violations
Veritex Loans
LE Term Loan Due 2034 (in default)	Failure to make required monthly payments; failure to replenish $1.0 million payment reserve account; events of default under other secured loan agreements with Veritex	Financial covenants: ● debt service coverage ratio, current ratio, and debt to net worth ratio
LRM Term Loan Due 2034 (in default)	Events of default under other secured loan agreements with Veritex	Financial covenants: ● debt service coverage ratio, current ratio, and debt to net worth ratio
Amended Pilot Line of Credit (in default)	Failure of borrower or any guarantor to pay past due obligations; loan matured May 2020	---
Notre Dame Debt (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2021 │Page 52

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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in an August 15, 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. BDPL reasonably expected to complete its decommissioning obligations prior to BSEE’s August 2020 deadline. However, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur. Decommissioning of the assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs.

Financial constraints and BDPL’s pending appeal of the BOEM INCs do not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional financial assurance (supplemental pipeline bond) requirements. If BDPL is required by BOEM to provide significant additional financial assurance (supplemental pipeline bonds) or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2021. At both June 30, 2021 and December 31, 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

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

BDPL reasonably expected to complete its decommissioning obligations prior to BSEE’s August 2020 deadline. However, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur.

Financial constraints do not relieve BDPL of its obligations to remedy the BSEE INCs or of BSEE’s authority to impose financial penalties. If BDPL fails to complete decommissioning of the offshore pipelines and platform assets and/or remedy the INCs within a timeframe determined to be prudent by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failure to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows and liquidity.

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2021. At both June 30, 2021 and December 31, 2020, BDPL maintained $2.4 million in AROs related to abandonment of these assets.

Blue Dolphin Energy Company	June 30, 2021 │Page 53

Management’s Discussion and Analysis

Sources and Use of Cash.

Components of Cash Flows

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(3,139)	$(3,595)	$(2,766)	$(3,854)
Investing activities	-	(710)	-	(908)
Financing activities	2,627	4,040	1,712	4,694
Decrease in Cash and Cash Equivalents	$(512)	$(265)	$(1,054)	$(68)

Cash Flow

We had a cash flow deficit of approximately $0.5 million for Q2 2021 compared to a cash flow deficit of approximately $0.3 million for Q2 2020. We had a cash flow deficit of approximately $1.1 million for 6 Months 2021 compared to a cash flow deficit of approximately $0.1 million for 6 Months 2020. The cash flow deficit between both periods primarily related to loss from operations.

Capital Expenditures

During Q2 2021, capital expenditures totaled $0 compared to $0.7 million during Q2 2020. During 6 Months 2021, capital expenditures totaled $0 compared to $0.9 million during 6 Months 2020. Capital expenditures during 2020 primarily related to completion of a petroleum storage tank and a maintenance turnaround. The 5-year Nixon capital improvement expansion project was completed during Q2 2020 with completion of the last petroleum storage tank. In view of the uncertainty surrounding the COVID-19 pandemic, combined with the weaker commodity price environment, we anticipate new capital expenditures to be minimal for the remainder of 2021.

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

Off-Balance Sheet Arrangements. None.

Accounting Standards.

Critical Accounting Policies and Estimates

Our significant accounting policies and recent accounting developments are described in “Part I, Item 1. Financial Statements – Note (2)”. The ongoing COVID-19 pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, remained open. As U.S. federal, state, and local officials address the spread of COVID-19 with vaccine programs and monitor variant clusters, we expect to continue operating. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. The uncertainty around the availability and prices of crude oil, the prices and demand for our refined products, and the general business environment is expected to continue through 2021 and beyond.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2021 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures

New accounting standards and disclosures are discussed in “Part I, Item 1. Financial Statements – Note (2)”.

Blue Dolphin Energy Company	June 30, 2021 │Page 54

Internal Controls

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, based on our evaluation, our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer) concluded that our disclosure controls and procedures were ineffective due to certain material weaknesses and/or significant deficiencies as described below:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. (See the above section “Evaluation of Disclosure Controls and Procedures” for a discussion related to current ineffective disclosure controls and procedures.)

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2021 │Page 55

Legal Proceedings and Risk Factors

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

BDPL has historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way within sixty (60) calendar days. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA, and the IBLA granted multiple extension requests that extended BDPL’s deadline for filing a statement of reasons for the appeal with the IBLA. On August 9, 2019, BDPL timely filed its statement of reasons for the appeal with the IBLA. Considering BDPL’s August 2019 meeting with BOEM and BSEE, BDPL requested a stay in the IBLA matter until August 2020. The Office of the Solicitor of the U.S. Department of the Interior was agreeable to a 10-day extension while it conferred with BOEM on BDPL’s stay request. In late October 2019, BDPL filed a motion to request the 10-day extension, which motion was subsequently granted by the IBLA. The solicitor’s office consented to an additional 14-day extension for BDPL to file its reply, and BDPL filed a motion to request the 14-day extension in November 2019. The solicitor’s office indicated that BOEM would not consent to further extensions. However, the solicitor’s office signaled that BDPL’s adherence to the milestones identified in the August 15, 2019 meeting may help in future discussions with BOEM related to the INCs. BDPL reasonably expected to complete its decommissioning obligations (discussed within this “Note (16)” under ‘BSEE Offshore Pipelines and Platform Decommissioning’) prior to BSEE’s August 2020 deadline. However, decommissioning of these assets has been delayed due to cash constraints associated with the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur. Decommissioning of the assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs.

Financial constraints and BDPL’s pending appeal of the BOEM INCs do not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional financial assurance (supplemental pipeline bond) requirements. If BDPL is required by BOEM to provide significant additional financial assurance (supplemental pipeline bonds) or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of June 30, 2021. At June 30, 2021 and December 31, 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. With the exception of the risk factor identified below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report for the fiscal year ended December 31, 2020.

Our future results could be adversely affected if we are unable to effectively execute new business strategies, such as renewable fuels.

Our results of operations depend on the extent to which we can execute new business strategies effectively. Our strategies, which include pivoting to renewable fuels, are subject to business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. Additionally, we may be forced to develop or implement new technologies at substantial costs to achieve our strategies. These uncertainties and costs could cause us to not be able to fully implement or realize the anticipated results and benefits of our business strategies.

Blue Dolphin Energy Company	June 30, 2021 │Page 56

Exhibits

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Notes (10) and (11)” for disclosures related to defaults on our debt.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits Index

No.	Description

10.1	Loan Authorization and Agreement between Blue Dolphin Energy Company and the Small Business Administration effective May 4, 2021.
31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith

Blue Dolphin Energy Company	June 30, 2021 │Page 57

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

August 17, 2021	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	June 30, 2021 │Page 58