Form 10-Q
period 2021-09-30
BLUE DOLPHIN ENERGY CO
filed 2021-11-15
CIK 793306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of November 15, 2021: 12,693,514

Blue Dolphin Energy Company	September 30, 2021 │Page 1

Blue Dolphin Energy Company	September 30, 2021 │Page 2

Glossary of Terms

Glossary of Terms

Throughout this Quarterly Report on Form 10-Q, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties, including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including Carroll & Company Financial Holdings, L.P., Ingleside, and Lazarus Capital, LLC) and/or LEH and its affiliates (including Lazarus Midstream Partners, L.P. and LTRI). Together, Jonathan Carroll and LEH owned approximately 82% of the Common Stock as of the filing date of this report.

Amended Pilot Line of Credit. Line of Credit Agreement dated May 3, 2019, between Pilot and NPS and subsequently amended on May 9, 2019, May 10, 2019, and September 3, 2019, the last amendment being Amendment No. 1; original line of credit amount was $13.0 million; effective October 4, 2021, NPS repaid all its obligations under the Amended Pilot Line of Credit.

Amended and Restated Operating Agreement. Affiliate agreement dated April 1, 2020, between Blue Dolphin, LE, LRM, NPS, BDPL, BDPC, BDSC, and LEH governing LEH’s operation and management of those companies’ assets.

ARO. Asset retirement obligations.

ASU. Accounting Standards Update.

AGO. Atmospheric gas oil is the heaviest product boiled by a crude distillation tower operating at atmospheric pressure. This fraction ordinarily sells as distillate fuel oil, either in pure form or blended with cracked stocks. Certain ethylene plants, called heavy oil crackers, can take AGO as feedstock.

bbl. Barrel; a unit of volume equal to 42 U.S. gallons.

BDEC Term Loan Due 2051. Loan Agreement dated May 4, 2021, between Blue Dolphin and the SBA in the original principal amount of $0.5 million.

BDPC. Blue Dolphin Petroleum Company, a wholly-owned subsidiary of Blue Dolphin.

BDPL. Blue Dolphin Pipe Line Company, a wholly-owned subsidiary of Blue Dolphin.

BDSC. Blue Dolphin Services Co., a wholly-owned subsidiary of Blue Dolphin.

Blue Dolphin. Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

bpd. Barrel per day; a measure of the bbls of daily output produced in a refinery or transported through a pipeline.

Board. Board of Directors of Blue Dolphin.

BOEM. U.S. Bureau of Ocean Energy Management.

BSEE. U.S. Bureau of Safety and Environmental Enforcement.

Capacity utilization rate. A percentage measure that indicates the amount of available capacity that is being used in a refinery or transported through a pipeline. To calculate capacity utilization rate, divide total refinery throughput or total refinery production on a bpd basis by the crude distillation tower’s total capacity (currently 15,000 bpd).

CIP. Construction in progress.

COVID-19. An infectious disease first identified in 2019 in Wuhan, the capital of China’s Hubei province; the disease has since spread globally, resulting in the ongoing 2019–2021 coronavirus pandemic.

Common Stock. Blue Dolphin common stock, par value $0.01 per share. Blue Dolphin has 20,000,000 shares of Common Stock authorized, and 12,693,514 shares of Common Stock issued and outstanding.

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

Condensate. Liquid hydrocarbons produced in conjunction with natural gas. Although condensate is sometimes like crude oil, it is usually lighter.

Blue Dolphin Energy Company	September 30, 2021 │Page 3

Glossary of Terms

Cost of goods sold. Crude oil and condensate costs, fuel use, and chemicals.

Crude distillation tower. A tall column-like vessel in which crude oil and condensate are heated and their vaporized components are distilled utilizing distillation trays. This process refines crude oil and other inputs into intermediate and finished petroleum products. (Commonly referred to as a crude distillation unit or an atmospheric distillation unit.)

Crude oil. A mixture of thousands of chemicals and compounds, primarily hydrocarbons. Crude oil quality is measured in density (light to heavy) and sulfur content (sweet to sour). Distillation must break crude oil into various components before these chemicals and compounds can be used as fuels or converted to more valuable products.

Depropanizer unit. A distillation column used to isolate propane from a mixture containing butane and other heavy components.

Distillates. The result of crude distillation and, therefore, any refined oil product. There are mainly four (4) types of distillates: (i) very light oils or light distillates (such as naphtha), (ii) light oils or middle distillates (such as our jet fuel), (iii) medium oils, and (iv) heavy oils (such as our low-sulfur diesel and HOBM, reduced crude, and AGO).

Distillation. The first step in the refining process; crude oil and condensate are heated at atmospheric pressure in the base of a distillation tower. As the temperature increases, the various compounds vaporize in succession at their respective boiling points and then rise to prescribed levels within the tower per their densities, from lightest to heaviest. They then condense in distillation trays and are drawn off individually for further refining. Distillation is also used at other points in the refining process to remove impurities.

DOT. U.S. Department of Transportation.

Downtime. Scheduled and unscheduled periods in which the crude distillation tower is not operating. Downtime may occur for various reasons, including bad weather, power failures, and preventive maintenance.

EIA. U.S. Energy Information Administration.

EIDL. Economic Injury Disaster Loan; provides economic relief to businesses that experienced a temporary loss of revenue due to COVID-19.

EPA. U.S. Environmental Protection Agency.

Eagle Ford Shale. A hydrocarbon-producing geological formation that extends across South Texas from the Mexican border into East Texas.

Equipment Loan Due 2025. Installment sales contract dated October 13, 2020, between LE and Texas First to purchase a backhoe. LE previously rented the backhoe under a rent-to-own agreement that matured.

Exchange Act. Securities Exchange Act of 1934, as amended.

FASB. Financial Accounting Standards Board.

FDIC. Federal Deposit Insurance Corporation.

Feedstocks. Crude oil and other hydrocarbons, such as condensate and intermediate products; used as primary input materials in the refining process. Feedstocks are processed into one or more finished products.

Finished petroleum products. Materials or products at their final increments of value through processing; products held in inventory for delivery, sale, or use.

Freeport facility. Assets in Freeport, Texas; comprised of (i) crude oil and natural gas separation and dehydration units, (ii) natural gas processing, treating, and redelivery units, (iii) a vapor recovery unit, (iv) two onshore pipelines, and (v) 162 acres of land.

GAAP. Accounting principles generally accepted in the United States of America.

GEL. GEL Tex Marketing, LLC, a Delaware limited liability company and an affiliate of Genesis Energy, LLC; an arbitrator awarded GEL damages, attorney fees, and related expenses in August 2017; the parties fully resolved the dispute in August 2019.

Blue Dolphin Energy Company	September 30, 2021 │Page 4

Glossary of Terms

Gross profit (deficit). Calculated as total revenue less cost of goods sold; reflected as a dollar ($) amount.

HOBM. Heavy oil-based mud blendstock; see also “distillates.”

HUBZone. Historically Underutilized Business Zones program established by the SBA to help small businesses in both urban and rural communities.

IBLA. U.S. Interior Board of Land Appeals.

INC. Incident of Noncompliance issued by BOEM and BSEE.

Ingleside. Ingleside Crude, LLC, an affiliate of Jonathan Carroll.

Intermediate petroleum products. A petroleum product that might require further processing before being offered for sale to a customer. Additional processing may be done by the producer or by another processor. Thus, an intermediate petroleum product might be a final product for one company and input for another company to further process.

IRC Section 382. Title 26, Internal Revenue Code, Subtitle A – Income Taxes, Subchapter C – Corporate Distributions and Adjustments, Part V Carryovers, § 382. Limits NOL carryforwards and certain built-in losses following an ownership change.

IRS. U.S. Internal Revenue Service.

Jet fuel. A high-quality kerosene product primarily used in aviation. Kerosene-type jet fuel (including Jet A and Jet A-1) has a carbon number distribution between 8 and 16 carbon atoms per molecule; wide-cut or naphtha-type jet fuel (including Jet B) has between 5 and 15 carbon atoms per molecule.

Kissick Debt. A loan agreement initially entered between LE and Notre Dame Investors, Inc. in the principal amount of $8.0 million. John Kissick currently holds the debt. In 2017, the parties amended the Kissick Debt to increase the principal amount by $3.7 million; LE used $3.6 million of the additional principal to reduce the arbitration award payable to GEL. The Kissick Debt matured in January 2018 and is currently in default. The Kissick Debt was previously disclosed as the Notre Dame Debt.

LE. Lazarus Energy, LLC, a wholly-owned subsidiary of Blue Dolphin.

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

LE Term Loan Due 2050. Loan Agreement dated August 29, 2020, between LE and the SBA in the original principal amount of $0.15 million.

LEH. Lazarus Energy Holdings, LLC, an affiliate of Jonathan Carroll and controlling shareholder of Blue Dolphin.

LEH Operating Fee. A management fee paid to LEH under the Amended and Restated Operating Agreement; calculated as 5% of all consolidated operating expenses, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC, and BDSC; previously reflected within refinery operating expenses in our consolidated statements of operations.

Leasehold interest. The interest of a lessee under an oil and gas lease.

Light crude. Liquid petroleum that has a low density and flows freely at room temperature. Has a low viscosity, low specific gravity, and a high American Petroleum Institute gravity due to high proportion of light hydrocarbon fractions.

LRM. Lazarus Refining & Marketing, LLC, a wholly-owned subsidiary of Blue Dolphin.

LRM Term Loan Due 2034. Loan Agreement dated December 4, 2015, between LRM and Veritex in the original principal amount of $10.0 million; currently in default.

LTRI. Lazarus Texas Refinery I, an affiliate of LEH.

Naphtha. A refined or partly refined light distillate fraction of crude oil. When blended further or mixed with other materials, it can make high-grade motor gasoline or jet fuel. It is also a generic term applied to the lightest and most volatile petroleum fractions.

Natural gas. A naturally occurring hydrocarbon gas mixture consisting primarily of methane, but commonly including varying amounts of other higher alkanes, and sometimes a small percentage of carbon dioxide, nitrogen, hydrogen sulfide, or helium.

Blue Dolphin Energy Company	September 30, 2021 │Page 5

Glossary of Terms

Nixon facility. Assets in Nixon, Texas; comprised of (i) a crude distillation tower, (ii) petroleum storage tanks, (iii) loading and unloading facilities, and (iv) 56 acres of land.

Nixon refinery. The 15,000-bpd crude distillation tower and associated processing units at the Nixon facility.

NPS. Nixon Product Storage, LLC, a wholly-owned subsidiary of Blue Dolphin.

NPS Term Loan Due 2050. Loan Agreement dated August 29, 2020, between NPS and the SBA in the original principal amount of $0.15 million.

NOL. Net operating losses.

Operating days. The number of days that the crude distillation tower was in use during a period. To calculate operating days, subtract downtime in a period from calendar days in the same period.

OPEC. Organization of Petroleum Exporting Countries.

OSHA. U.S. Occupational Safety and Health Administration.

Other conversion costs. Represents the combination of direct labor costs and manufacturing overhead costs. These are the costs that are necessary to convert our raw materials into refined products.

Other operating expenses. Represents costs associated with our natural gas processing, treating, and redelivery facility and our pipeline assets and leasehold interests in oil and gas properties.

PCAOB. Public Company Accounting Oversight Board.

Petroleum. A naturally occurring flammable liquid consisting of a complex mixture of hydrocarbons of various molecular weights and other liquid organic compounds. Petroleum reflects both the naturally occurring, unprocessed crude oils and products made up of refined crude oil.

PHMSA. Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation.

Pilot. Pilot Travel Centers LLC, a Delaware limited liability company.

Preferred Stock. Blue Dolphin preferred stock, par value $0.10 per share. Blue Dolphin has 2,500,000 shares of Preferred Stock authorized, and no shares of Preferred Stock issued and outstanding.

Product slate. Type and quality of products produced.

Propane. A by-product of natural gas processing and petroleum refining. Propane is one of a group of liquified petroleum gases. Others include butane, propylene, butadiene, butylene, isobutylene, and mixtures thereof.

Refined products. Hydrocarbon compounds, such as jet fuel and residual fuel, that a refinery produces.

Refinery. In the oil and gas industry, a refinery is an industrial processing plant where crude oil, condensate, and intermediate feeds are separated and transformed into petroleum products.

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

Stabilizer unit. A distillation column intended to remove the lighter boiling compounds, such as butane or propane, from a product.

Blue Dolphin Energy Company	September 30, 2021 │Page 6

Glossary of Terms

Sulfur. Present at various levels of concentration in many hydrocarbon deposits, such as petroleum, coal, or natural gas. The process of removing sulfur-containing contaminants from natural gas and petroleum also produces sulfur as a by-product. Some of the most commonly used hydrocarbon deposits are categorized by their sulfur content. Lower sulfur fuels usually sell at a premium price; higher sulfur fuels sell at a discount.

Texas First. Texas First Rentals, LLC.

Throughput. Volume processed through a crude distillation tower or refinery or transported through a pipeline.

TMT. Texas margins tax; a form of business tax imposed on an entity’s gross profit rather than its net income.

Topping unit. A type of petroleum refinery that engages in only the first step of the refining process -- crude distillation. A topping unit uses atmospheric distillation to separate crude oil and condensate into constituent petroleum products. A topping unit has a refinery complexity range of 1.0 to 2.0.

Total refinery production. Refers to the volume processed as output through the crude distillation tower. Refinery production includes finished petroleum products, such as jet fuel, and intermediate petroleum products, such as naphtha, HOBM, and AGO.

Turnaround. Scheduled large-scale maintenance activity wherein an entire process unit is taken offline for a week or longer for a more comprehensive revamp and renewal.

USACOE. U.S. Army Corps of Engineers.

USDA. U.S. Department of Agriculture.

Veritex. Veritex Community Bank, successor in interest to Sovereign Bank by merger.

WSJ prime rate. A measure of the U.S. prime rate as defined by the Wall Street Journal.

XBRL. eXtensible Business Reporting Language.

Yield. The percentage of refined products produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	September 30, 2021 │Page 7

Important Information Regarding Forward Looking Statements

Important Information Regarding Forward-Looking Statements

This report (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, but not limited to, those under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, including without limitation statements regarding expectations regarding revenue, cash flows, capital expenditures, other financial items, business strategy, goals, expectations concerning market position, future operations, and profitability, are forward-looking statements. Forward-looking statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. We believe our assumptions concerning future events are reasonable. However, several risks, uncertainties, and other factors could cause actual results and trends to differ materially from those projected. These include, but are not limited to:

Risks Related to the COVID-19 Pandemic

•	Continued adverse effects on our liquidity, business, financial condition, and results of operations due to the COVID-19 pandemic, which are expected to continue for the remainder of 2021 and into 2022.
•	The persistence or worsening of market conditions related to the COVID-19 pandemic, which may require us to raise additional capital to operate our business or refinance existing debt on terms that are not acceptable to us or not at all.
•	Continued or further deterioration in demand for our refined products could negatively affect our operations and financial condition.
•	Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.

Business and Industry

•	Our going concern status.
•	Inadequate liquidity to sustain operations due to defaults under our secured loan agreements, margin deterioration and volatility, and historical net losses and working capital deficits.
•	Substantial debt in current liabilities, which is currently in default.
•	Ability to regain compliance with the terms of our outstanding indebtedness.
•	Increased costs of capital or a reduction in the availability of credit.
•	Restrictive covenants in our debt instruments may limit our ability to undertake certain types of transactions.
•	Affiliate common stock ownership and transactions that could cause conflicts of interest.
•	Operational hazards inherent in transporting, processing, and storing crude oil and condensate and refined products.
•	Geographical concentration of our assets and customers in West Texas.
•	Competition from companies with more significant financial and other resources.
•	Environmental laws and regulations may require us to make substantial capital improvements to remain compliant or remediate current or future contamination that could lead to material liabilities.
•	Strict laws and regulations regarding personnel and process safety.
•	Market changes in insurance that impact premium costs and available coverages.
•	NOL carryforwards to offset future taxable income for U.S. federal income tax purposes that are subject to limitation.
•	Industry technological developments that outpace our ability to keep up.
•	Actual or threatened terrorist threats, activist incidents, cyber-security breaches, or acts of war that could affect our business.
•	Adverse effects of security threats.
•	Public health threats, pandemics, and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impacts thereof on our business, financial condition, results of operations, and liquidity.

Blue Dolphin Energy Company	September 30, 2021 │Page 8

Important Information Regarding Forward Looking Statements

Downstream and Midstream Operations

•	Commodity price and refined product demand volatility, which adversely affect our refining margins.
•	Crude oil, other feedstocks, and fuel and utility services price volatility.
•	Availability and cost of crude oil and other feedstocks to operate the Nixon facility.
•	Equipment failure and maintenance, which lead to operational downtime.
•	Failure to effectively execute new business strategies, such as renewable fuels.
•	Adverse changes in operational cash flow and working capital, shortfalls for which Affiliates may not fund.
•	Critical personnel loss, labor actions, and workplace safety issues.
•	Market share loss, an unfavorable financial condition shift, or the bankruptcy or insolvency of a significant customer.
•	Increases in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting our crude oil and condensate, feedstocks, and refined products.
•	Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.
•	Geographical concentration of our refining operations and customers within the Eagle Ford Shale.
•	Severe weather or other climate-related events that affect our facilities or those of our vendors, suppliers, or customers.
•	Regulatory changes and other measures for the reduction of greenhouse gas and carbon emissions.
•	Our ability to effect and integrate potential acquisitions.

Pipeline and Facilities and Oil and Gas Assets

•	Assessment of civil penalties by BOEM for our failure to satisfy orders to provide additional financial assurance (supplemental pipeline bonds) within the time prescribed.
•	Assessment of civil penalties by BSEE for our failure to decommission pipeline and platform assets within the time prescribed.

Common Stock

•	Fluctuations in our stock price that may result in a substantial investment loss.
•	Declines in our stock price due to share sales by Affiliates.
•	Dilution of the equity of current stockholders and the potential decline of our stock price due to the issuance of new Common Stock or Preferred Stock from the large pool of authorized shares that we have available to issue.
•	The potential sale of shares in accordance with Rule 144, which may adversely affect the market.
•	The lack of dividend payments.
•	Failure to maintain adequate internal controls under Section 404(a) of the Sarbanes-Oxley Act.

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC and elsewhere in this filing. All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements due to new information, future events, or otherwise. References in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of Blue Dolphin’s subsidiaries, or all of them taken as a whole (unless the context otherwise requires).

Blue Dolphin Energy Company	September 30, 2021 │Page 9

Financial Statements

PART I

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2021	2020
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,177	$549
Restricted cash	48	48
Accounts receivable, net	63	214
Prepaid expenses and other current assets	1,431	3,564
Deposits	110	124
Inventory	1,088	1,062
Total current assets	4,917	5,561

LONG-TERM ASSETS
Total property and equipment, net	60,573	62,497
Operating lease right-of-use assets, net	375	498
Restricted cash, noncurrent	-	514
Surety bonds	230	230
Total long-term assets	61,178	63,739

TOTAL ASSETS	$66,095	$69,300

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$33,788	$33,692
Line of credit payable (in default)	4,754	8,042
Long-term debt, related party, current portion (in default)	19,818	16,010
Interest payable (in default)	8,384	6,408
Interest payable, related party (in default)	3,294	2,814
Accounts payable	2,583	3,274
Accounts payable, related party	155	155
Current portion of lease liabilities	209	194
	2,370	2,370
Accrued expenses and other current liabilities	9,361	4,882
Total current liabilities	84,716	77,841

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	211	370
Deferred revenues	1,313	1,520
Long-term debt, net of current portion	843	355
Total long-term liabilities	2,367	2,245

TOTAL LIABILITIES	87,083	80,086

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.01 par value, 20,000,000 shares authorized; 12,693,514
shares issued at September 30, 2021 and December 31, 2020)	127	127
Additional paid-in capital	38,457	38,457
Accumulated deficit	(59,572)	(49,370)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(20,988)	(10,786)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$66,095	$69,300

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2021 │Page 10

Financial Statements

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$79,466	$41,929	$206,467	$120,185
Tolling and terminaling	924	1,001	2,777	3,214

Total revenue from operations	80,390	42,930	209,244	123,399

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	78,312	41,789	204,594	118,292
Other conversion costs	1,802	2,611	5,609	7,872
Total cost of goods sold	80,114	44,400	210,203	126,164

Gross profit (loss)	276	(1,470)	(959)	(2,765)

COST OF OPERATIONS
LEH operating fee	126	169	381	506
Other operating expenses	83	58	187	164
General and administrative expenses	649	684	1,919	1,859
Depletion, depreciation and amortization	693	690	2,079	1,992

Total cost of operations	1,551	1,601	4,566	4,521

Loss from operations	(1,275)	(3,071)	(5,525)	(7,286)

OTHER INCOME (EXPENSE)

Easement, interest and other income	-	70	2	170
Interest and other expense	(1,654)	(1,652)	(4,722)	(5,104)
Gain on extinguishment of debt	-	-	43	-
Total other expense	(1,654)	(1,582)	(4,677)	(4,934)

Loss before income taxes	(2,929)	(4,653)	(10,202)	(12,220)

Income tax expense	-	-	-	(15)

Net Loss	$(2,929)	$(4,653)	$(10,202)	$(12,235)

Loss per common share:
Basic	$(0.23)	$(0.37)	$(0.80)	$(0.98)
Diluted	$(0.23)	$(0.37)	$(0.80)	$(0.98)

Weighted average number of common shares outstanding:
Basic	12,693,514	12,693,514	12,693,514	12,534,493
Diluted	12,693,514	12,693,514	12,693,514	12,534,493

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2021 │Page 11

Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(10,202)	$(12,235)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depletion, depreciation and amortization	2,079	1,992
Deferred income tax	-	15
Amortization of debt issue costs	96	316
Guaranty fees paid in kind	456	457
Related-party interest expense paid in kind	826	361
Deferred revenues and expenses	(207)	(295)
Loss (gain) on issuance of shares	-	(80)
Gain on extinguishment of debt	(43)	-
Changes in operating assets and liabilities
Accounts receivable	151	243
Accounts receivable, related party	-	1,364
Prepaid expenses and other current assets	2,133	659
Deposits and other assets	14	34
Inventory	(26)	783
Accounts payable, accrued expenses and other liabilities	5,141	4,184
Accounts payable, related party	-	6
Net cash used in operating activities	(418)	(2,196)

INVESTING ACTIVITIES
Capital expenditures	-	(1,085)
Net cash used in investing activities	-	(1,085)

FINANCING ACTIVITIES
Proceeds from issuance of debt	500	300
Payments on debt	(13)	(2,351)
Net activity on related-party debt	209	5,502
Net cash provided by financing activities	696	3,451
Net change in cash, cash equivalents, and restricted cash	1,114	170

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,111	668
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,225	$838

Supplemental Information:
Non-cash investing and financing activities:
Financing of line of credit via related-party debt	$2,317	$1,789
Line of credit financed by offsetting tank leases less interest	$971	$273
Issuance of shares for services and/or to extinguish debt	$-	$120
Conversion of related-party notes to common stock	$-	$148
Interest paid	$727	$1,980

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2021 │Page 12

Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1) Organization

Overview

Blue Dolphin was formed in 1986 as a Delaware corporation. The company is an independent downstream energy company operating in the Gulf Coast region of the United States. Operations primarily consist of a light sweet-crude, 15,000-bpd crude distillation tower, and approximately 1.2 million bbls of petroleum storage tank capacity in Nixon, Texas. Blue Dolphin trades on the OTCQX under the ticker symbol “BDCO.”

Assets are primarily organized in two segments: ‘refinery operations’ (owned by LE) and ‘tolling and terminaling services’ (owned by LRM and NPS). ‘Corporate and other’ includes BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). See “Note (4)” to our consolidated financial statements for more information about our business segments.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin, one or more of Blue Dolphin’s subsidiaries, or all of them taken as a whole.

Affiliates

Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. An Affiliate operates and manages all Blue Dolphin properties and funds working capital requirements during periods of working capital deficits. In addition, an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Going Concern

Management determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include defaults under secured loan agreements, margin volatility, and historical net losses and working capital deficits, as discussed more fully below. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options. These options might include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing bankruptcy.

Defaults Under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties.

Third-Party Defaults

•

Veritex Loans – For both three-month periods ended September 30, 2021, and 2020, principal and interest payments to Veritex totaled $0. For the nine-month periods ended September 30, 2021, and 2020, principal and interest payments to Veritex totaled $0 and $0.3 million, respectively. As of the filing date of this report, LE and LRM were in default related to required monthly payments under the LE Term Loan Due 2034 and LRM Term Loan Due 2034. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under these loan agreements, and exercise any other rights and remedies available. Any exercise by Veritex of its rights and remedies under these secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. These adverse market actions could lead to holders of our common stock losing their investment in its entirety. We cannot assure investors that: (i) our assets or cash flow will be sufficient to repay borrowings under our secured loan agreements with Veritex fully, either upon maturity or if accelerated, (ii) LE and LRM will be able to refinance or restructure the payments of the debt, or (iii) Veritex, as first lien holder, will provide future default waivers. Borrowers and Veritex maintain ongoing dialogue regarding potential restructuring and refinance opportunities related to this debt.

•

Amended Pilot Line of Credit – On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, NPS was in default as of September 30, 2021, and December 31, 2020, for failure of the borrower or any guarantor to pay past-due obligations when due. The debt, which accrued interest at a default rate of fourteen percent (14%) per annum, was classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2021, and December 31, 2020.

Due to NPS’ default under the Amended Pilot Line of Credit, Pilot applied payments owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit from June 2020 to September 2021. For both three-month periods ended September 30, 2021, and 2020, the tank lease payment setoff totaled $0.6 million. For the nine-month periods ended September 30, 2021, and 2020, the tank lease payment setoff totaled $1.7 million and $0.8 million, respectively.

Blue Dolphin Energy Company	September 30, 2021 │Page 13

Notes to Consolidated Financial Statements

The amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.2 million and $0.4 million, respectively, for the three months ended September 30, 2021, and 2020. For the nine months ended September 30, 2021, and 2020, interest was $0.7 million and $1.1 million, respectively. See “Note (11) Line of Credit Payable” and “Note (17) Subsequent Events” to our consolidated financial statements for additional disclosures related to the Amended Pilot Line of Credit.

•	Kissick Debt – Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, LE has made no payments under the subordinated Kissick Debt. Mr. Kissick has taken no action due to the non-payment.

Related-Party Defaults

As of the filing date of this report, Blue Dolphin was in default concerning past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement. Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits.

Substantial Current Debt

As of September 30, 2021, and December 31, 2020, we had current debt of $58.4 million and $57.7 million, respectively, consisting of bank debt, related party debt, and the line of credit payable to Pilot, although the Pilot debt was subsequently repaid. Substantial current debt is primarily the result of secured loan agreements being in default. As a result, these debt obligations were classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2021, and December 31, 2020.

Margin Volatility. Our refining margins generally improve in an environment of higher crude oil and refined product prices, and where the spread between crude oil prices and refined product prices widens. In early 2020, global and national measures taken to address the COVID-19 pandemic, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply. In addition, actions by members of OPEC and other producer countries in 2020 concerning oil production and pricing significantly impacted supply and demand in global oil and gas markets. With the introduction and approval of COVID-19 vaccines and increased inoculation rates, global economic activity has shown signs of recovery in 2021. Current EIA forecasts show economic growth and mobility increases in the short term. Also, refinery margins are forecasted to improve during the winter months due to projected colder winter temperatures compared to 2020 and low distillates inventory levels. However, forecasts are subject to various factors that are subject to change, including the ongoing impact of COVID-19 and related variants. As a result, we are currently unable to estimate our future financial position and results of operations. Accordingly, we believe these factors could have a material adverse effect on our financial results for the remainder of 2021 and into 2022.

Historical Net Losses and Working Capital Deficits

Net Losses. Net loss for the three months ended September 30, 2021, was $2.9 million, or a loss of $0.23 per share, compared to a net loss of $4.7 million, or a loss of $0.37 per share, during the three months ended September 30, 2020. Net loss for the nine months ended September 30, 2021, was $10.2 million, or a loss of $0.80 per share, compared to a net loss of $12.2 million, or a loss of $0.98 per share, for the nine months ended September 30, 2020. The improvement between both comparative periods resulted from demand recovery, commodity price improvements, and encouraging trends in pandemic containment efforts.

Working Capital Deficits. We had $79.8 million and $72.3 million in working capital deficits at September 30, 2021, and December 31, 2020, respectively. Excluding the current portion of long-term debt, we had $26.2 million and $22.6 million in working capital deficits at September 30, 2021, and December 31, 2020, respectively.

Cash and cash equivalents totaled $2.2 million and $0.5 million at September 30, 2021, and December 31, 2020, respectively. Restricted cash (current portion) totaled $0.05 million at both September 30, 2021, and December 31, 2020. Restricted cash, noncurrent totaled $0 and $0.5 million at September 30, 2021, and December 31, 2020, respectively.

Our financial health has been materially and adversely affected by defaults in our secured loan agreements, margin volatility, and historical net losses and working capital deficits. If Pilot terminates the crude supply agreement or terminal services agreement, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs. During the three-month periods ended September 30, 2021, and 2020, our refinery experienced 6 days and 8 days of downtime, respectively, due to crude deficiencies associated with COVID-19 related cash constraints. During the nine-month periods ended September 30, 2021, and 2020, our refinery experienced 11 days and 16 days of downtime, respectively.

Blue Dolphin Energy Company	September 30, 2021 │Page 14

Notes to Consolidated Financial Statements

Operating Risks

Successful execution of our business strategy depends on several critical factors, including having adequate working capital to meet contractual, operational, regulatory, and safety needs and having favorable margins on refined products. We are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Earlier state and federal mandates that regulated business closures due to COVID-19 deemed our business essential, and we remained open. If future restrictive directives become necessary, we expect to continue operating. However, additional governmental mandates will likely result in business and operational disruptions, including demand destruction, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and workforce availability.

Management continues to take steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a volatile commodity price environment. Mitigation steps include: adjusting throughput and production based on market conditions, optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. To safeguard personnel, we adopted remote working where possible and social distancing, mask-wearing, and other site-specific precautionary measures where on-site operations are required. We also incentivize personnel to receive the COVID-19 vaccine.

We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we will be able to obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if Veritex exercises its rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

(2) Principles of Consolidation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements, including Blue Dolphin and its subsidiaries, were prepared under GAAP for interim consolidated financial information according to the rules and regulations of the SEC under Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures usually included in our audited financial statements were condensed or omitted according to the SEC’s rules and regulations. Significant intercompany transactions were eliminated in the consolidation. In management’s opinion, consolidated financial statements include all necessary adjustments for a fair presentation, disclosures are adequate, and the presented information is not misleading.

We derived the consolidated balance sheet as of December 31, 2020, from the audited financial statements at that date. We recommend that investors read the consolidated financial statements and notes in this report together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC. Our financial and operating results for the three and nine months ended September 30, 2021, should not be exclusively relied upon to indicate our performance for the fiscal year ending December 31, 2021, or any other period.

Significant Accounting Policies

The summary of Blue Dolphin’s significant accounting policies assists investors in understanding our consolidated financial statements. Our consolidated financial statements and accompanying notes are representations of management, who is responsible for their integrity and objectivity. We consistently applied these accounting policies in the preparation of our consolidated financial statements. Our accounting policies conform to GAAP.

Use of Estimates. Preparing our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Actual results could differ from those estimates. The ongoing COVID-19 pandemic and corresponding governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2021, and through the filing date of this report. The accounting matters assessed included but were not limited to our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

Cash and Cash Equivalents. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. We maintain cash balances in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. We monitor the financial condition of the financial institutions and, to date, have experienced no losses associated with these accounts.

Restricted Cash. Restricted cash, current portion primarily represents a payment reserve account held by Veritex as security for payments under a secured loan agreement. Restricted cash, noncurrent represents funds held in the Veritex disbursement account for payment of construction-related expenses for completion of new petroleum storage tanks.

Blue Dolphin Energy Company	September 30, 2021 │Page 15

Notes to Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts. We present accounts receivable net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. Management establishes or adjusts an allowance for doubtful accounts based on a customer’s current aging status, collection history, and financial condition. At September 30, 2021, and December 31, 2020, we had an allowance for doubtful accounts of $0 and $0.1 million, respectively.

Inventory. Inventory primarily consists of refined products, crude oil, condensate, and chemicals. We value inventory at the lower of cost or net realizable value with cost determined by the average cost method and net realizable value determined based on estimated selling prices less associated delivery costs. We record a write-down of inventory and an associated adjustment to the cost of goods sold if the net realizable value of our refined products inventory declines to an amount that is less than our average cost. See “Note (7)” to our consolidated financial statements for additional disclosures related to inventory.

Property and Equipment.

Refinery and Facilities. We typically make ongoing improvements to the Nixon facility based on operational needs, technological advances, and safety and regulatory requirements. We capitalize additions to refinery and facilities assets, and we expense costs for repairs and maintenance as incurred. We record refinery and facilities at cost less any adjustments for depreciation or impairment. We adjust the asset and the related accumulated depreciation accounts for the refinery and facilities asset’s retirement and disposal, with the resulting gain or loss included in the consolidated statements of operations. For financial reporting purposes, we compute refinery and facilities assets depreciation using the straight-line method with an estimated useful life of 25 years; we depreciate refinery and facilities assets when placed in service. We did not record any impairment of our refinery and facilities assets for the periods presented.

Pipelines and Facilities. We record our pipelines and facilities at cost less any adjustments for depreciation or impairment. We computed depreciation using the straight-line method over estimated useful lives ranging from 10 to 22 years. Per FASB ASC guidance, we performed impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, we fully impaired our pipeline assets at December 31, 2016. Our pipelines and facilities assets are inactive. Although we planned to decommission the offshore pipelines and platform assets during 2020, decommissioning of these assets was delayed due to cash constraints associated with the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur.

Oil and Gas Properties. We account for our oil and gas properties using the full-cost method of accounting. Under this method, all costs associated with the acquisition, exploration, and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis. Amortization expenses and estimated future development costs are determined using the unit-of-production method. All leases associated with our oil and gas properties have expired. We fully impaired our oil and gas properties at December 31, 2011.

CIP. CIP expenditures relate to construction and refurbishment activities and equipment for the Nixon facility. We capitalize these expenditures as incurred. We depreciate CIP when placed in service. See “Note (8)” to our consolidated financial statements for additional disclosures related to our refinery and facilities assets, oil and gas properties, pipelines and facilities assets, and CIP.

Leases. We determine whether a contract or agreement is or contains a lease at inception. If the contract is or includes a lease and has a term greater than one year, we recognize a ROU asset and lease liability as of the commencement date based on the present value of the lease payments over the lease term. We determine the present value of the lease payments by using the implicit rate when readily determinable. If the implicit rate is not defined, we use the incremental borrowing rate to discount lease payments to present value. We adjust lease terms to include options to extend or terminate the lease when it is reasonably certain that we will exercise those options.

For operating leases, we record lease rental payments on a straight-line basis over the lease term; we record lease expenses on the income statement based on the leased asset’s intended use. For finance leases (previously referred to under GAAP as capital leases), we amortize lease payments for the ROU asset on a straight-line basis over the lesser of the leased asset’s useful life or the lease term; we record amortization expenses on the income statement in ‘depreciation and amortization expense;’ we record interest expense on the income statement in ‘interest and other expense.’

Revenue Recognition.

Refinery Operations Revenue. We recognize revenue from refined products sales when we meet our performance obligation to the customer. We meet our performance obligation when the customer receives control of the product. The customer accepts control of the product when the product is lifted. When the product is not lifted immediately (bill and hold arrangements), the customer takes control of the product when added to the customer’s bulk inventory as stored at the Nixon facility. We allocate a transaction price to each separately identifiable refined product load.

We consider a variety of facts and circumstances in assessing the point of a control transfer, including but not limited to: whether the purchaser can direct the use of the refined product, the transfer of significant risks and rewards, our rights to payment, and transfer of legal title. In each case, the term between the sale and when payment is due is not significant. We include incurred transportation, shipping, and handling costs in the cost of goods sold. We do not include excise and other taxes collected from customers and remitted to governmental authorities in revenue.

Blue Dolphin Energy Company	September 30, 2021 │Page 16

Notes to Consolidated Financial Statements

Tolling and Terminaling Revenue. Tolling and terminaling revenue represents fees under (i) tank storage agreements, whereby a customer agrees to pay a certain fee per tank based on tank size over time for the storage of products and (ii) tolling agreements, whereby a customer agrees to pay a certain fee per gallon or barrel for throughput volumes moving through the naphtha stabilizer unit and a fixed monthly reservation fee for the use of the naphtha stabilizer unit.

We typically satisfy performance obligations for tolling and terminaling operations over time. We determine the transaction price at agreement inception based on the guaranteed minimum amount of revenue over the agreement term. We allocate the transaction price to the single performance obligation that exists under the agreement. We recognize revenue in the amount for which we have a right to invoice. Generally, payment terms do not exceed 30 days.

Revenue from tank storage customers may, from time to time, include fees for ancillary services, such as in-tank and tank-to-tank blending. These services are considered optional to the customer. The fixed cost under the customer’s tank storage agreement does not include ancillary service fees. We consider ancillary services as a separate performance obligation under the tank storage agreement. We satisfy the performance obligation and recognize the associated fee when we complete the requested service.

Deferred Revenue. Deferred revenue represents a liability related to a revenue-producing activity as of the balance sheet date. We record unearned revenue, which usually consists of customer prepayments when we receive the cash payment. Once we satisfy the performance obligation, we recognize revenue in conformity with GAAP.

Income Taxes. We determine deferred income taxes based on: (i) temporary differences between carrying amounts and the actual income tax basis of our assets and liabilities and (ii) operating losses and tax credit carryforwards using currently enacted tax rates and laws in effect for the year in which we expect the differences to reverse. Our provision for income taxes consists of our current tax liability and the change in deferred income tax assets and liabilities.

Management uses significant judgment in evaluating uncertain tax positions and determining the provision for income taxes. As of each reporting date, we consider new evidence, both positive and negative, to assess the realizability of deferred tax assets. We weigh whether there is a more than 50% probability of realizing a portion or all the deferred tax assets. Realization depends on the generation of future taxable income before the expiration of any NOL carryforwards. We record a valuation allowance against deferred income tax assets if there is a more than 50% probability of not realizing some portion of the asset. We recognize an uncertain tax positions benefit in our financial statements if deferred tax assets meet a minimum recognition threshold. First, we determine whether there is a more than 50% probability that our income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If we meet the criteria, we record a benefit in the financial statements equal to the largest amount greater than 50% likely to be realized upon settlement with taxing authorities. See “Note (14)” to our consolidated financial statements for more information related to income taxes.

Impairment or Disposal of Long-Lived Assets. We periodically evaluate our long-lived assets for impairment. Additionally, we re-assess our long-lived assets when events or circumstances indicate that the carrying value of these assets may not be recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset or group of assets. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset or group of assets is recognized. Management uses significant judgment in forecasting future operating results and projected cash flows. If conditions or assumptions change, material impairment charges could be necessary.

Commodity price market volatility associated with the COVID-19 pandemic could affect the value of certain of our long-lived assets. Management evaluated our refinery and facilities assets for impairment as of September 30, 2021. We did not record any impairment of our refinery and facilities assets for the periods presented.

Asset Retirement Obligations. We record a liability for the discounted fair value of an ARO in the period incurred. We also capitalize the corresponding cost by increasing the carrying amount of the related long-lived asset. The liability is accreted towards its future value each period, and we depreciate the capitalized cost over the useful life of the related asset. We recognize a gain or loss if we settle the liability for an amount other than the amount recorded.

Refinery and Facilities. We believe we have no legal or contractual obligation to dismantle or remove the refinery and facilities assets. Further, we believe that these assets have indeterminate lives because we cannot reasonably estimate the dates or ranges of dates upon which we would retire these assets. Management will record an asset retirement obligation for these assets when a definitive obligation arises and retirement dates are evident.

Pipeline and Facilities; Oil and Gas Properties. Management uses significant judgment to estimate future asset retirement costs for our pipelines, related facilities, and oil and gas properties. These costs relate to dismantling and disposing certain physical assets, plugging and abandoning wells, and restoring land and seabeds. Factors considered include regulatory requirements, structural integrity, water depth, reservoir depth, equipment availability, and mobilization efforts. We review our assumptions and estimates of future abandonment costs on an annual basis. See “Note (12)” to our consolidated financial statements for additional information related to AROs.

Blue Dolphin Energy Company	September 30, 2021 │Page 17

Notes to Consolidated Financial Statements

Computation of Earnings Per Share. We present basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. We calculate diluted EPS by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the entity’s earnings. The number of shares related to restricted stock included in diluted EPS is based on the “Treasury Stock Method.” We do not currently have issued options, warrants, or similar instruments. Convertible shares, if granted, are not included in the computation of earnings per share if anti-dilutive. See “Note (15)” to our consolidated financial statements for additional information related to EPS.

New Pronouncements Adopted. The FASB issues ASUs to communicate changes to the FASB ASC, including modifications to non-authoritative SEC content. During the three and nine months ended September 30, 2021, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.

Other new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

(3) Related-Party Transactions

Affiliate Operational Agreements Summary

Blue Dolphin and certain of its subsidiaries are parties to several operational agreements with Affiliates. Management believes that these related-party agreements are arm’s-length transactions.

Agreement/Transaction	Parties	Effective Date	Key Terms
Jet Fuel Sales Agreement	LEH LE	04/01/2021

1-year term expiring earliest to occur of 03/31/2022 plus 30-day carryover or delivery of maximum jet fuel quantity; LEH bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification

Office Sub-Lease Agreement	LEH BDSC	01/01/2018	68-month term expiring 08/31/2023; office lease Houston, Texas; includes 6-month rent abatement period; rent approximately $0.01 million per month
Amended and Restated Operating Agreement	LEH Blue Dolphin LE LRM NPS BDPL BDPC BDSC	04/01/2020

3-year term; expires 04/01/2023 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC

Working Capital

We have historically depended on Affiliates for funding when revenue from operations and availability under bank facilities are insufficient to meet our liquidity and working capital needs. We reflect such borrowings in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party.

Related-Party Long-Term Debt

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
March Carroll Note (in default)	Jonathan Carroll Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to Jonathan Carroll under the guaranty fee agreements
March Ingleside Note (in default)	Ingleside Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital
June LEH Note (in default)	LEH Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement
BDPL-LEH Loan Agreement (in default)(1)	LEH BDPL	Aug 2018	16.00%	Blue Dolphin working capital
Amended and Restated Guaranty Fee Agreement(2)	Jonathan Carroll LE	--	2.00%	Tied to payoff of LE $25 million Veritex loan
Amended and Restated Guaranty Fee Agreement(2)	Jonathan Carroll LRM	--	2.00%	Tied to payoff of LRM $10 million Veritex loan

(1) The original principal amount of the BDPL-LEH Loan Agreement was $4.0 million.

(2)As a condition for our secured loan agreements, Veritex required Jonathan Carroll to guarantee repayment of borrowed funds and accrued interest personally. Mr. Carroll receives guaranty fees under the guaranty fee agreements. Fees are payable 50% in cash and 50% in Common Stock. We accrue payment of the Common Stock portion quarterly. For the foreseeable future, management does not intend to pay Mr. Carroll the cash portion due to Blue Dolphin’s working capital deficits. The cash portion will continue to accrue and increase the outstanding principal balance owed to Mr. Carroll under the March Carroll Note.

Guarantees, Security, and Defaults

Loan Description	Guarantees	Security	Event(s) of Default
March Carroll Note (in default)	---	---	Borrower failure to pay past due payment obligations; loan matured January 2019
March Ingleside Note (in default)	---	---	Borrower failure to pay past due payment obligations; loan matured January 2019
June LEH Note (in default)	---	---	Borrower failure to pay past due payment obligations; loan matured January 2019
BDPL-LEH Loan Agreement	---	Certain BDPL property	Borrower failure to pay past due payment obligations; loan matured August 2018

Blue Dolphin Energy Company	September 30, 2021 │Page 18

Notes to Consolidated Financial Statements

Covenants

The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type. There are no covenants associated with the March Carroll Note, March Ingleside Note, or June LEH Note.

Related-Party Financial Impact

Consolidated Balance Sheets.

Accounts payable, related party. Accounts payable, related party to LTRI related to the purchase of refinery equipment totaled $0.2 million at both September 30, 2021, and December 31, 2020.

Long-term debt, related party, current portion (in default) and accrued interest payable, related party.

	September 30,	December 31,
	2021	2020
	(in thousands)
LEH
June LEH Note (in default)	$12,644	$9,446
BDPL-LEH Loan Agreement (in default)	7,294	6,814
LEH Total	19,938	16,260
Ingleside
March Ingleside Note (in default)	1,059	1,013
Jonathan Carroll
March Carroll Note (in default)	2,115	1,551
	23,112	18,824

Less: Long-term debt, related party, current portion (in default)	(19,818)	(16,010)
Less: Accrued interest payable, related party (in default)	(3,294)	(2,814)
	$-	$-

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in thousands, except percent amounts)				(in thousands, except percent amounts)
Refinery operations
LEH	$24,214	30.1%	$11,942	27.8%	$61,271	29.3%	$34,244	27.8%
Third-Parties	55,252	68.7%	29,987	69.9%	145,196	69.4%	85,941	69.6%
Tolling and terminaling
Third-Parties	924	1.2%	1,001	2.3%	2,777	1.3%	3,214	2.6%
	$80,390	100.0%	$42,930	100.0%	$209,244	100.0%	$123,399	100.0%

Interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034	$108	$108	$323	$324
Second Term Loan Due 2034	45	45	134	134
March Carroll Note (in default)	33	23	94	66
LEH
BDPL-LEH Loan Agreement (in default)	160	160	480	480
June LEH Note (in default)	293	102	690	245
Ingleside
March Ingleside Note (in default)	14	15	42	50
	$653	$453	$1,763	$1,299

Blue Dolphin Energy Company	September 30, 2021 │Page 19

Notes to Consolidated Financial Statements

Other. BDSC received sublease income from LEH totaling $0.01 million for both the three months ended September 30, 2021, and 2020. Sublease income totaled $0.03 million for both the nine-month periods ended September 30, 2021, and 2020.

The LEH operating fee totaled approximately $0.1 million and $0.2 million for the three-month periods ended September 30, 2021, and 2020, respectively. The LEH operating fee totaled approximately $0.4 million and $0.5 million for the nine months ended September 30, 2021, and 2020, respectively. Decreases in both periods was the result of lower operating costs.

(4) Revenue and Segment Information

We have two reportable business segments: (i) refinery operations, focused on refining and marketing petroleum products at the Nixon facility, and (ii) tolling and terminaling, focused on tolling and storing petroleum products for third parties at the Nixon facility. Corporate and other includes BDSC, BDPL, and BDPC.

Revenue from Contracts with Customers

Disaggregation of Revenue. We present revenue in the table below under ‘Segment Information’ separated by business segment because management believes this presentation is beneficial to users of our financial information.

Receivables from Contracts with Customers. We present accounts receivable from contracts with customers as accounts receivable, net on our consolidated balance sheets.

Contract Liabilities. Our contract liabilities consist of unearned revenue from customers in the form of prepayments. We include unearned revenue in accrued expenses and other current liabilities on our consolidated balance sheets. See “Note (9)” to our consolidated financial statements for more information related to unearned revenue.

Remaining Performance Obligations. Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2021 │Page 20

Notes to Consolidated Financial Statements

Segment Information. Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net revenue (excluding intercompany fees and sales)
Refinery operations	$79,466	$41,929	$206,467	$120,185
Tolling and terminaling	924	1,001	2,777	3,214
Total net revenue	80,390	42,930	209,244	123,399

Intercompany fees and sales
Refinery operations	(650)	(595)	(1,797)	(1,618)
Tolling and terminaling	650	595	1,797	1,618
Total intercompany fees	-	-	-	-

Operation costs and expenses(1)
Refinery operations	(79,593)	(43,691)	(208,936)	(124,942)
Tolling and terminaling	(521)	(709)	(1,267)	(1,222)
Corporate and other	(83)	(58)	(187)	(164)
Total operation costs and expenses	(80,197)	(44,458)	(210,390)	(126,328)

Segment contribution margin (deficit)
Refinery operations	(777)	(2,357)	(4,266)	(6,375)
Tolling and terminaling	1,053	887	3,307	3,610
Corporate and other	(83)	(58)	(187)	(164)
Total segment contribution margin (deficit)	193	(1,528)	(1,146)	(2,929)

General and administrative expenses(2)
Refinery operations	(282)	(414)	(848)	(1,045)
Tolling and terminaling	(70)	(132)	(206)	(268)
Corporate and other	(423)	(307)	(1,246)	(1,052)
Total general and administrative expenses	(775)	(853)	(2,300)	(2,365)

Depreciation and amortization
Refinery operations	(302)	(301)	(906)	(883)
Tolling and terminaling	(340)	(338)	(1,020)	(956)
Corporate and other	(51)	(51)	(153)	(153)
Total depreciation and amortization	(693)	(690)	(2,079)	(1,992)

Interest and other non-operating expenses, net
Refinery operations	(747)	(679)	(2,053)	(2,171)
Tolling and terminaling	(384)	(599)	(1,284)	(1,985)
Corporate and other	(523)	(304)	(1,340)	(778)
Total interest and other non-operating expenses, net	(1,654)	(1,582)	(4,677)	(4,934)

Income (loss) before income taxes
Refinery operations	(2,108)	(3,751)	(8,073)	(10,474)
Tolling and terminaling	259	(182)	797	401
Corporate and other	(1,080)	(720)	(2,926)	(2,147)
Total loss before income taxes	(2,929)	(4,653)	(10,202)	(12,220)

Income tax expense	-	-	-	(15)

Net loss	$(2,929)	$(4,653)	$(10,202)	$(12,235)

(1) Operation costs and expenses include cost of goods sold. Also, operation costs and expenses within: (i) tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance) and (ii) corporate and other includes expenses related to BDSC, BDPC, and BDPL.

(2) General and administrative expenses within refinery operations include the LEH operating fee.

Blue Dolphin Energy Company	September 30, 2021 │Page 21

Notes to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Capital expenditures
Refinery operations	$-	$3	$-	$295
Tolling and terminaling	-	174	-	790
Corporate and other	-	-	-	-
Total capital expenditures	$-	$177	$-	$1,085

	September 30,	December 31,
	2021	2020
	(in thousands)
Identifiable assets
Refinery operations	$44,939	$48,521
Tolling and terminaling	19,878	18,722
Corporate and other	1,278	2,057
Total identifiable assets	$66,095	$69,300

(5) Risk Concentration

Bank Accounts

Financial instruments that potentially subject us to risk concentrations consist primarily of cash, trade receivables, and accounts payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor. At September 30, 2021, and December 31, 2020, we had cash balances (including restricted cash) that exceeded the FDIC insurance limit per depositor of $1.9 million and $0.6 million, respectively.

Key Supplier

The operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Pilot. The volume-based crude supply agreement expires when Pilot sells us 24.8 million net bbls of crude oil. After that, the crude supply agreement automatically renews for successive one-year terms (each such term, a “Renewal Term”). Either party may provide the other with notice of non-renewal at least 60 days before the expiration of any Renewal Term. Effective June 30, 2020, Pilot assigned its rights, title, interest, and obligations in the crude supply agreement to Tartan Oil LLC, a Pilot affiliate. As of September 30, 2021, the total volume we received under the crude supply agreement was approximately 7.9 million bbls.

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

Our financial health has been materially and adversely affected by defaults in our secured loan agreements, margin volatility, and historical net losses and working capital deficits. If Pilot terminates the crude supply agreement or terminal services agreement, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs. During the three-month periods ended September 30, 2021, and 2020, our refinery experienced 6 days and 8 days of downtime, respectively, due to crude deficiencies associated with COVID-19 related cash constraints. During the nine-month periods ended September 30, 2021, and 2020, our refinery experienced 11 days and 16 days of downtime, respectively.

Due to NPS’ default under the Amended Pilot Line of Credit, Pilot applied payments owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit from June 2020 to September 2021. For both three-month periods ended September 30, 2021, and 2020, the tank lease payment setoff totaled $0.6 million. For the nine-month periods ended September 30, 2021, and 2020, the tank lease payment setoff totaled $1.7 million and $0.8 million, respectively.

The amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.2 million and $0.4 million, respectively, for the three months ended September 30, 2021, and 2020. For the nine months ended September 30, 2021, and 2020, interest was $0.7 million and $1.1 million, respectively. See “Note (1) Organization – Going Concern,” “Note (11) Line of Credit Payable,” and “Note (17) Subsequent Events” to our consolidated financial statements for additional disclosures related to the Amended Pilot Line of Credit.

Blue Dolphin Energy Company	September 30, 2021 │Page 22

Notes to Consolidated Financial Statements

Significant Customers

We routinely assess the financial strength of our customers. To date, we have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2021	3	69%	$0
September 30, 2020	4	80%	$0

One of our significant customers is LEH, an Affiliate. Due to a HUBZone certification, the Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms. The Affiliate accounted for 30% and 28% of total revenue from operations for the three months ended September 30, 2021, and 2020, respectively. The Affiliate represented $0 in accounts receivable at both September 30, 2021, and 2020, respectively.

Nine Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2021	3	72%	$0
September 30, 2020	4	82%	$0

The Affiliate accounted for 29% and 28% of total revenue from operations for the nine months ended September 30, 2021, and 2020, respectively. The Affiliate represented $0 in accounts receivable at both September 30, 2021, and 2020, respectively.

Outstanding amounts under certain related party agreements can significantly vary from period to period based on the timing of sales and payments. Concerning the Amended and Restated Operating Agreement, we add any amount that remains outstanding at the end of the quarter to the June LEH Note. We classify the June LEH Note within long-term debt, related party, current portion (in default) on the consolidated balance sheets. At September 30, 2021, and December 31, 2020, the total amount we owed to LEH under long-term debt, related-party agreements including accrued interest totaled $19.9 million and $16.3 million, respectively. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to transactions with Affiliates.

Customer Concentration. All of our customers are refined petroleum product wholesalers. This customer concentration may impact our overall exposure to credit risk, either positively or negatively, as our customers are likely similarly affected by economic changes. Exposure risk includes, but is not limited to, uncertainties related to the COVID-19 pandemic and the volatility in the global oil markets. Historically, we have had no significant problems collecting our accounts receivable, including from many of our pre-pay customers.

Refined Product Sales. Our market is the Gulf Coast region of the U.S., which the EIA represents as Petroleum Administration for Defense District 3 (PADD 3). We sell our products primarily in the U.S. within PADD 3. Occasionally we sell refined products to customers that export to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in thousands, except percent amounts)				(in thousands, except percent amounts)

LPG mix	$9	0%	$-	0%	$21	0%	$-	0%
Naphtha	20,440	22.3%	7,847	18.7%	49,928	23.2%	22,523	18.7%
Jet fuel	24,212	30.6%	11,942	28.5%	61,271	29.2%	34,244	28.5%
HOBM	17,607	23.4%	12,196	29.1%	49,282	24.9%	31,077	25.9%
AGO	17,198	23.7%	9,944	23.7%	45,965	22.7%	32,341	26.9%
	$79,466	100.0%	$41,929	100.0%	$206,467	100.0%	$120,185	100.0%

An Affiliate, LEH, purchases all of our jet fuel. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to Affiliate transactions.

Blue Dolphin Energy Company	September 30, 2021 │Page 23

Notes to Consolidated Financial Statements

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Prepaid insurance	$935	$1,182
Prepaid crude oil and condensate	360	2,249
Prepaid easement renewal fees	82	99
Other prepaids	54	34
	$1,431	$3,564

(7) Inventory

Inventory as of the dates indicated consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Crude oil and condensate	$536	$463
AGO	259	133
Naphtha	142	120
Chemicals	108	271
Propane	27	15
LPG mix	16	6
HOBM	-	54
	$1,088	$1,062

(8) Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated, consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Refinery and facilities	$72,184	$72,184
Land	566	566
Other property and equipment	903	903
	73,653	73,653

Less: Accumulated depletion, depreciation, and amortiation	(17,145)	(15,220)
	56,508	58,433

CIP	4,065	4,064
	$60,573	$62,497

We capitalize the interest cost incurred on funds used to construct property, plant, and equipment. We record capitalized interest as part of the asset it relates to, and we depreciate the capitalized interest over the asset’s useful life. The capitalized interest cost included in CIP was $0 at September 30, 2021, and December 31, 2020.

We funded capital expenditures for expansion at the Nixon facility through long-term debt from Veritex, revenue from operations, and working capital from Affiliates. At September 30, 2021, and December 31, 2020, we reflected Veritex-derived amounts not used for capital expenditures in restricted cash (current and non-current portions) on our consolidated balance sheets.

Blue Dolphin Energy Company	September 30, 2021 │Page 24

Notes to Consolidated Financial Statements

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Unearned revenue from contracts with customers	$7,713	$3,421
Unearned contract renewal income	400	500
Insurance	385	541
Other payable	282	252
Taxes payable	210	58
Board of director fees payable	198	100
Customer deposits	173	10
	$9,361	$4,882

(10) Third-Party Long-Term Debt

As of the filing date of this report, we are in default under our Veritex loans and the Kissick Debt. See ‘Defaults’ within this Note (10) for more information related to these defaults.

Loan Agreements Summary

Loan Description	Parties	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	LE Veritex	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default)	LRM Veritex	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Kissick Debt (in default)(2)(3)	LE Kissick	$11.7	Jan 2018	No payments to date; payment rights subordinated	16.00%	Working capital; reduced arbitration award payable to GEL
SBA EIDLs
BDEC Term Loan Due 2051(4)	Blue Dolphin SBA	$0.5	Jun 2051	$0.003 million	3.75%	Working capital
LE Term Loan Due 2050(5)	LE SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(5)	NPS SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(6)	LE Texas First	$0.07	Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion

(1) Veritex placed proceeds in a disbursement account for the payment of construction-related expenses. We reflected the amounts held in the disbursement account as restricted cash (current portion) and restricted cash, noncurrent on our consolidated balance sheets. At September 30, 2021, restricted cash (current portion) was $0.05 million, and restricted cash, noncurrent, was $0. At December 31, 2020, restricted cash (current portion) was $0.05 million, and restricted cash, noncurrent, was $0.5 million.

(2) LE originally entered into a loan agreement with Notre Dame Investors, Inc. in the principal amount of $8.0 million. John Kissick currently holds this debt. Under a 2017 amendment, the parties amended the Kissick Debt to increase the principal amount by $3.7 million; LE used the additional principal to reduce the arbitration award payable to GEL by $3.6 million.

(3) Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034.

(4)For disaster loans made in 2021, the SBA initially deferred payments for the first twelve (12) months. The SBA later extended the payment deferral period from twelve (12) months to eighteen (18) months; under the extension, the first payment is due in December 2022; interest accrues during the deferral period. The BDEC Term Loan Due 2051 is not forgivable.

(5) For disaster loans made in 2020, the SBA initially deferred payments for the first twelve (12) months. The SBA later extended the payment deferral period from twelve (12) months to twenty-four (24) months; under the extension, the first payment is due in September 2022; interest accrues during the deferral period. The LE Term Loan Due 2050 and NPS Term Loan Due 2050 are not forgivable.

(6) In May 2019, LE entered into a 12-month equipment rental agreement with the option to purchase the backhoe at maturity. The equipment rental agreement matured in May 2020. In October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase. We use the backhoe at the Nixon facility.

Blue Dolphin Energy Company	September 30, 2021 │Page 25

Notes to Consolidated Financial Statements

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt (outstanding principal, accrued interest, and late fees), as of the dates indicated, was as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$23,827	$22,840
LRM Term Loan Due 2034 (in default)	9,881	9,473
Kissick Debt (in default)	10,011	9,413
SBA EIDLs
BDEC Term Loan Due 2051	507	-
LE Term Loan Due 2050	155	152
NPS Term Loan Due 2050	155	152
Equipment Loan Due 2025	59	71
	44,595	42,101

Less: Current portion of long-term debt, net	(33,788)	(33,692)
Less: Unamortized debt issue costs	(1,653)	(1,749)
Less: Accrued interest payable (in default)	(8,311)	(6,305)
	$843	$355

Unamortized debt issue costs associated with the Veritex loans as of the dates indicated consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768

Less: Accumulated amortization	(789)	(693)
	$1,653	$1,749

Amortization expense was $0.03 million for both three-month periods ended September 30, 2021, and 2020. Amortization expense was $0.09 million for both nine-month periods ended September 30, 2021, and 2020.

Accrued interest and late fees related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated, consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Kissick Debt (in default)	$5,033	$4,435
Veritex Loans
LE Term Loan Due 2034 (in default)	2,282	1,295
LRM Term Loan Due 2034 (in default)	979	571
SBA EIDLs
BDEC Term Loan Due 2051	7	-
LE Term Loan Due 2050	5	2
NPS Term Loan Due 2050	5	2
	8,311	6,305
Less: Accrued interest payable (in default)	(8,311)	(6,305)
Long-term Interest Payable, Net of Current Portion	$-	$-

Blue Dolphin Energy Company	September 30, 2021 │Page 26

Notes to Consolidated Financial Statements

Payment Deferments

Veritex Loans. In 2020, LE and LRM were each granted a two-month payment deferment on their respective Veritex loans. The moratorium was from April 2020 to June 2020. LE and LRM were not required to make payments during the deferment period. However, interest continued to accrue at the stated rates of the loans. In July 2020, Veritex re-amortized the loans to recast principal and interest payments. Veritex also reinstated previous defaults. See ‘Defaults’ within this “Note (10) for additional disclosures related to defaults.

SBA EIDLs. The SBA EIDLs include a payment deferral period. Interest accrues during the deferral period. The deferral period for the BDEC Term Loan Due 2051 is the first eighteen (18) months; principal and interest payments begin in December 2022. The deferral period for the LE Term Loan Due 2051 and the NPS Term Loan Due 2050 is the first twenty-four (24) months; principal and interest payments begin in September 2022.

Guarantees and Security

Loan Description	Guarantees	Security
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	• 100% USDA-guarantee • Jonathan Carroll personal guarantee • LEH, LRM, and Blue Dolphin cross-guarantee

• First lien on Nixon facility’s business assets (excluding accounts receivable and inventory)

• Assignment of all Nixon facility contracts, permits, and licenses

• Absolute assignment of Nixon facility rents and leases, including tank rental income

• $1.0 million payment reserve account held by Veritex

• $5.0 million life insurance policy on Jonathan Carroll

LRM Term Loan Due 2034 (in default)	• 100% USDA-guarantee • Jonathan Carroll personal guarantee • LEH, LE, and Blue Dolphin cross-guarantee

• Second priority lien on rights of LE in crude distillation tower and other collateral of LE

• First lien on real property interests of LRM

• First lien on all LRM fixtures, furniture, machinery, and equipment

• First lien on all LRM contractual rights, general intangibles, and instruments, except for LRM rights in its leases of certain specified tanks for which Veritex has second priority lien

• All other collateral as described in the security documents

Kissick Debt (in default)(2)	---	• Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
SBA EIDLs
BDEC Term Loan Due 2051	• Jonathan Carroll, personal guarantee • LEH guarantee	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
LE Term Loan Due 2050(3)	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
NPS Term Loan Due 2050(3)	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
Equipment Loan Due 2025	---	• First security interest in the equipment (backhoe).

(1) Veritex required Jonathan Carroll personally guarantee repayment of borrowed funds and accrued interest for the LE Term Loan Due 2034 and LRM Term Loan Due 2034.

(2) Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034.

(3) In November 2020, Pilot notified NPS and guarantors that LE and NPS’ entry into the LE Term Loan Due 2050 and NPS Term Loan Due 2050 was a breach of the Amended Pilot Line of Credit; Pilot demanded full repayment of the Pilot Obligations, including through the use of SBA EIDL loan proceeds. Pilot also notified the SBA that the liens securing the LE Term Loan Due 2050 and NPS Term Loan Due 2050 were junior to liens securing the Pilot Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate these loans to Pilot, Pilot has taken no further actions as of the filing date of this report.

The USDA, acting through its agencies, administers a federal rural credit program that makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders. Each USDA guarantee is a full faith and credit obligation of the U.S., with the USDA guaranteeing up to 100% of the principal amount. USDA regulations require that Veritex, as the lender, retain both the guaranteed and unguaranteed portions of the loan, service the entire underlying loan, and remain mortgage or secured party of record. The same collateral must secure both the guaranteed and unguaranteed parts of the loan with equal lien priority. Borrowers cannot pay or otherwise subordinate the USDA-guaranteed portion of a loan to the unguaranteed portion. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and transactions, including long-term debt guarantees.

Covenants

The Veritex loans and SBA EIDLs contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for credit facilities of this type. There are no covenants associated with the Kissick Debt and the Equipment Loan Due 2025.

Blue Dolphin Energy Company	September 30, 2021 │Page 27

Notes to Consolidated Financial Statements

Defaults

Loan Description	Event(s) of Default	Covenant Violations
Veritex Loans
LE Term Loan Due 2034 (in default)	Failure to make required monthly payments; failure to replenish $1.0 million payment reserve account; events of default under other secured loan agreements with Veritex	Financial covenants: • debt service coverage ratio, current ratio, and debt to net worth ratio
LRM Term Loan Due 2034 (in default)	Failure to make required monthly payments; events of default under other secured loan agreements with Veritex	Financial covenants: • debt service coverage ratio, current ratio, and debt to net worth ratio
Kissick Debt (in default)	Failure of borrower to pay past-due obligations; loan matured January 2019	---

Veritex Loans. As reflected in the table above and elsewhere in this filing, the LE Term Loan Due 2034 and LRM Term Loan Due 2034 are in default. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under these loan agreements, and exercise any other rights and remedies available. We classified the debt associated with the LE Term Loan Due 2034 and LRM Term Loan Due 2034 within the current portion of long-term debt on our consolidated balance sheets at September 30, 2021, and December 31, 2020. For both three-month periods ended September 30, 2021, and 2020, principal and interest payments to Veritex totaled $0. For the nine-month periods ended September 30, 2021, and 2020, principal and interest payments to Veritex totaled $0 and $0.3 million, respectively.

As the first lienholder, any exercise by Veritex of its rights and remedies under our secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease. These adverse market actions could lead to holders of our common stock losing their investment in its entirety.

Kissick Debt. Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, LE has made no payments under the subordinated Kissick Debt. Mr. Kissick has taken no action due to the non-payment.

We cannot assure investors that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements with Veritex and Mr. Kissick, either upon maturity or if accelerated, (ii) we will be able to refinance or restructure the payments of the debt, or (iii) lenders will provide future default waivers. See “Notes (1) and (11)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

(11) Line of Credit Payable

On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, NPS was in default as of September 30, 2021, and December 31, 2020. This debt was classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2021, and December 31, 2020. See “Note (17)” for additional disclosures related to the Line of Credit Payable.

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

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Amounts owed under the Amended Pilot Line of Credit, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)

Amended Pilot Line of Credit (in default)	$4,827	$8,145

Less: Interest payable, short-term	(73)	(103)
	$4,754	$8,042

Blue Dolphin Energy Company	September 30, 2021 │Page 28

Notes to Consolidated Financial Statements

Guarantees and Security

Loan Description	Guarantees	Security
Amended Pilot Line of Credit (in default)	• Blue Dolphin pledged its equity interests in NPS to Pilot to secure NPS’ obligations; • Blue Dolphin, LE, LRM, and LEH have each guaranteed NPS’ obligations.	• NPS receivables; • NPS assets, including a tank lease (the “Tank Lease”); • LRM receivables.

In an Agreement Regarding Attornment of Tank Leases dated April 30, 2019, between Veritex, LE, NPS, and Pilot, Veritex, in its capacity as a secured lender of LE and LRM, agreed to permit the continued performance of LE’s obligations under a particular tank lease agreement if Veritex were to foreclose on LE property that NPS was leasing from LE so long as LE met certain conditions. The effectiveness of the Agreement Regarding Attornment of Tank Leases was subject to certain conditions, including the agreement and concurrence of the USDA that the Agreement Regarding Attornment of Tank Leases does not impair or void the LE Term Loan Due 2034 and LRM Term Loan Due 2034 or any associated guarantees. Veritex used commercially reasonable efforts to obtain such USDA concurrence. However, to date, such USDA concurrence has not been provided.

Covenants

The Amended Pilot Line of Credit contains customary affirmative and negative covenants and events of default.

Defaults

Loan Description	Event(s) of Default	Covenant Violations
Amended Pilot Line of Credit (in default)	Failure of borrower or any guarantor to pay past-due obligations; loan matured May 2020	---

NPS was in default under the Amended Pilot Line of Credit at September 30, 2021, and December 31, 2020. On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit.

In May 2020, when NPS failed to pay off the Amended Pilot Line of Credit at maturity, Pilot sent NPS (as borrower), and LRM, LEH, LE, and Blue Dolphin (each a guarantor and collectively guarantors), a notice demanding immediate payment. Under the Amended Pilot Line of Credit, on May 4, 2020, the Pilot Obligations began to accrue interest at a default rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Pilot Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Due to NPS’ default under the Amended Pilot Line of Credit, Pilot applied payments owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit from June 2020 to September 2021. For both three-month periods ended September 30, 2021, and 2020, the tank lease payment setoff totaled $0.6 million. For the nine-month periods ended September 30, 2021, and 2020, the tank lease payment setoff totaled $1.7 million and $0.8 million, respectively.

The amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.2 million and $0.4 million, respectively, for the three months ended September 30, 2021, and 2020. For the nine months ended September 30, 2021, and 2020, interest was $0.7 million and $1.1 million, respectively. See “Note (1) Organization – Going Concern,” “Note (11) Line of Credit Payable,” and “Note (17) Subsequent Events” to our consolidated financial statements for additional disclosures related to the Amended Pilot Line of Credit.

In November 2020, Pilot notified NPS and guarantors that LE and NPS’ entry into the LE Term Loan Due 2050 and NPS Term Loan Due 2050 was a breach of the Amended Pilot Line of Credit; Pilot demanded full repayment of the Pilot Obligations, including through the use of SBA EIDL loan proceeds. Pilot also notified the SBA that the liens securing the LE Term Loan Due 2050 and NPS Term Loan Due 2050 were junior to liens securing the Pilot Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate these loans to Pilot, Pilot has taken no further actions as of the filing date of this report.

Any exercise by Pilot of its rights and remedies under the Amended Pilot Line of Credit would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.

(12) AROs

Refinery and Facilities

We believe we have no legal or contractual obligation to dismantle or remove the refinery and facilities assets. Further, we believe that these assets have indeterminate lives because we cannot reasonably estimate the dates or ranges of dates upon which we would retire these assets. Management will record an asset retirement obligation for these assets when a definitive obligation arises and retirement dates are evident.

Blue Dolphin Energy Company	September 30, 2021 │Page 29

Notes to Consolidated Financial Statements

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with decommissioning our pipelines and facilities assets and plugging and abandoning our oil and gas properties. When we placed these assets in service, we recorded a discounted liability for the fair value of the ARO with a corresponding increase to the carrying value of the related long-lived asset. Subsequently, we depreciated the amount added to property and equipment and recognized accretion expense relating to the discounted liability over the remaining life of the asset. The ARO liability was fully accreted at September 30, 2021, and December 31, 2020. See “Note (16)” to our consolidated financial statements for disclosures related to decommissioning our offshore pipelines and platform assets and related risks.

ARO liability as of the dates indicated was as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)

AROs, at the beginning of the period	$2,370	$2,565
Liabilities settled	-	(195)
	2,370	2,370
Less: AROs, current portion	(2,370)	(2,370)
Long-term AROs, at the end of the period	$-	$-

Liabilities settled reflect preparation costs in the period associated with decommissioning our offshore pipelines and platform assets.

(13) Lease Obligations

Lease Obligations

Operating Lease

Office Lease. BDSC has an office lease related to our headquarters office in Houston, Texas. The 68-month operating lease expires in August 2023. Under the lease, BDSC has an option to extend the lease term for an additional five (5) year period. To exercise the option, BDSC must provide lessor notice at least twelve (12) months before the end of the current term.

In March 2021, BDSC defaulted on the office lease due to non-payment. In May 2021, BDSC and TR 801 Travis LLC (“Building Lessor”) reached an agreement to cure BDSC’s office lease default. Under the terms of the May arrangement, BDSC agreed to pay Building Lessor past due obligations, including rent installments and other charges totaling approximately $0.1 million (the “Past Due Obligations”), in equal monthly installments beginning in June 2021, and continuing through lease expiration The Past Due Obligations are subject to an annual percentage rate of 4.50%. As revised, BDSC’s monthly base rent plus the prorated portion of the Past Due Obligations is $0.02 million. BDSC made the June 2021 revised lease payment. However, as of the filing date of this report, BDSC was in default related to required monthly lease payments for July through November 2021. In an October 11, 2021, letter, Building Lessor notified BDSC of its new default under the office lease due to non-payment. Default under the office lease permits Building Lessor to declare the amounts owed under the office lease immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under the office lease, including property placed in or upon the leased premises, and exercise any other rights and remedies available. Although BDSC intends to cure the lease default, we can provide no assurance that our efforts will be successful.

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.01 million for both the three months ended September 30, 2021, and 2020. Sublease income totaled $0.03 million for both nine-month periods ended September 30, 2021, and 2020. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Blue Dolphin Energy Company	September 30, 2021 │Page 30

Notes to Consolidated Financial Statements

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		September 30,	December 31,
	Balance Sheet Location	2021	2020
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(412)	(289)

Total lease assets		375	498

Liabilities
Current
Operating lease	Current portion of lease liabilities	209	194
		209	194
Noncurrent
Operating lease	Long-term lease liabilities, net of current	211	370
Total lease liabilities		$420	$564

Weighted average remaining lease term in years
Operating lease	1.92
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

The following table presents information related to leasing costs for operating and finance leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Operating lease costs	$51	$51	$154	$154
Finance lease costs:
Depreciation of leased assets	-	3	-	13
Interest on lease liabilities	-	-	-	3
Total lease cost	$51	$54	$154	$170

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement
of lease liabilities:
Operating cash flows for operating lease	$49	$44	$148	$130
Operating cash flows for finance leases	$-	$-	$-	$4
Financing cash flows for finance leases	$-	$5	$-	$17

As of September 30, 2021, maturities of lease liabilities for the periods indicated were as follows:

September 30,	Operating Lease
(in thousands)

2021	$209
2022	211
2023	-

$420

Blue Dolphin Energy Company	September 30, 2021 │Page 31

Notes to Consolidated Financial Statements

Future minimum annual lease commitments that are non-cancelable:

Operating
September 30,	Lease
(in thousands)
2021	$236
2022	220
2023	-
$456

(14) Income Taxes

Tax Provision

The provision for income tax expense for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Current
Federal	$-	$-	$-	$(15)
State	-	-	-	-
Deferred
Federal	615	975	1,782	2,566
State	-		-
Change in valuation allowance	(615)	(975)	(1,782)	(2,566)

Total provision for income taxes	$-	$-	$-	$(15)

GAAP treats TMT like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$16,646	$15,258
Business interest expense	4,335	3,343
Start-up costs (crude oil and condensate processing facility)	445	509
ARO liability/deferred revenue	498	498
Other	3	3
Total deferred tax assets	21,927	19,611

Deferred tax liabilities:
Basis differences in property and equipment	(7,765)	(7,230)
Total deferred tax liabilities	(7,765)	(7,230)
	14,162	12,381

Valuation allowance	(14,162)	(12,381)

Deferred tax assets, net	$-	$-

Blue Dolphin Energy Company	September 30, 2021 │Page 32

Notes to Consolidated Financial Statements

Deferred Income Taxes

Balances for deferred income tax represent the effects of temporary differences between carrying amounts and the actual income tax basis of our assets and liabilities; the balances also reflect NOL carryforwards. We record the balances based on tax rates we expect to be in effect when paid. NOL carryforwards and deferred tax assets represent amounts available to reduce future taxable income.

NOL Carryforwards. Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of stockholders who own more than 5% (after applying certain look-through rules) increase by more than fifty percent (50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Based on the tax rule, ownership changes occurred in 2005 and 2012. The 2005 ownership change related to a series of private placements; the 2012 ownership change related to a reverse acquisition. These ownership changes limit the use of pre-change NOL carryforwards to offset future taxable income. The annual use limitation generally equals the value of the common stock, on an aggregate basis, when the ownership change occurred multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards generated before the ownership change to an annual use limitation of roughly $0.6 million per year. We may use any unused portions of the limitation in subsequent years. Because of the yearly restriction, approximately $6.7 million in NOL carryforwards generated before the 2012 ownership change will expire unused. NOL carryforwards generated after the 2012 ownership change but before 2018 are not subject to an annual use limitation; we can use these NOL carryforwards for 20 years in addition to NOL carryforward amounts generated before the ownership change.

NOL Carryforwards. NOL carryforwards that are available for future use, for the periods indicated, were as follow (amounts shown are net of NOLs that will expire unused because of the annual use limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2019	9,614	43,058	52,672

Net operating losses	-	13,306	13,306

Balance at December 31, 2020	$9,614	$56,364	$65,978

Net operating losses	-	8,331	8,331
Expiration of net operating losses	(1,718)	-	(1,718)

Balance at September 30, 2021	$7,896	$64,695	$72,591

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards. At September 30, 2021, and December 31, 2020, management determined that realization of the deferred tax assets from NOLs is unlikely based on negative evidence of three-year cumulative net losses. Cumulative net losses represent significant negative objective evidence, limiting the ability to consider other subjective evidence, such as projections for future growth. Based on management’s evaluation, we recorded a valuation allowance against the deferred tax assets as of September 30, 2021, and December 31, 2020.

We have NOL carryforwards that remain available for future use. At September 30, 2021, and December 31, 2020, there were no uncertain tax positions for which a reserve or liability was necessary.

Blue Dolphin Energy Company	September 30, 2021 │Page 33

Notes to Consolidated Financial Statements

(15) Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands,		(in thousands,
	except share and per share amounts)		except share and per share amounts)

Net loss	$(2,929)	$(4,653)	$(10,202)	$(12,235)

Basic and diluted loss per share	$(0.23)	$(0.37)	$(0.80)	$(0.98)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	12,693,514	12,693,514	12,693,514	12,534,493

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three and nine months ended September 30, 2021, and 2020 was the same as basic EPS; no stock options or other dilutive instruments were outstanding.

(16) Commitments and Contingencies

Amended and Restated Operating Agreement

See “Note (3)” to our consolidated financial statements for additional disclosures related to the operation and management of all Blue Dolphin properties by an Affiliate under the Amended and Restated Operating Agreement.

BSEE Offshore Pipelines and Platform Decommissioning

BDPL has pipelines and platform assets that are subject to BSEE’s idle iron regulations. Idle iron regulations mandate lessees and rights-of-way holders to permanently abandon or remove platforms and other structures when they are no longer active. Until such facilities are decommissioned, lessees and rights-of-way holders must inspect and maintain them per regulatory requirements.

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE in August 2019 to address BDPL’s plans concerning decommissioning its offshore pipelines and platform assets. BSEE proposed BDPL re-submit permit applications for pipeline and platform decommissioning and a safe boarding plan for the platform. BSEE imposed a deadline of six (6) months (February 2020) to submit the permit applications and safe boarding plan. Further, BSEE mandated BDPL complete approved, permitted work within twelve (12) months (August 2020). BDPL timely submitted the permit applications and safe boarding plan to BOEM and BSEE on February 11, 2020; we submitted related permits to the USACOE on March 25, 2020. Although we planned decommissioning activities for 2020, offshore weather conditions and cash constraints associated with the ongoing COVID-19 pandemic led to delays. We cannot currently estimate when decommissioning will occur.

In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL requested an extension to comply with the INC, and BSEE approved BDPL’s extension request. BDPL completed the structural surveys and resolved the INC in June 2020.

Financial constraints do not relieve BDPL of its obligations to remedy BSEE INCs or of BSEE’s authority to impose financial penalties. If BDPL fails to complete decommissioning of the facilities assets or remedy the INCs within a timeframe deemed prudent by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failure to correct an INC, civil penalties, and revocation of BDPL’s operator designation. Such BSEE actions could have a material adverse effect on our earnings, cash flows, and liquidity.

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2021. At both September 30, 2021, and December 31, 2020, BDPL maintained $2.4 million in AROs related to decommissioning these assets.

Defaults Under Secured Loan Agreements with Third Parties and Related Parties

See “Notes (1), (3), (10), and (11)” to our consolidated financial statements for additional disclosures related to defaults under our secured and unsecured debt agreements.

Blue Dolphin Energy Company	September 30, 2021 │Page 34

Notes to Consolidated Financial Statements

Financing Agreements and Guarantees

Indebtedness. See “Notes (1), (3), (10), and (11)” to our consolidated financial statements for disclosures related to Affiliate and third-party indebtedness and defaults thereto.

Guarantees. Affiliates provided guarantees on certain debts of Blue Dolphin and its subsidiaries. The maximum amount of any guarantee is equal to the principal amount and accrued interest. Payments reduce the outstanding balances. See “Notes (1), (3), (10), and (11)” to our consolidated financial statements for additional disclosures related to Affiliate and related-party guarantees associated with indebtedness and defaults thereto.

Health, Safety and Environmental Matters

The operations of certain Blue Dolphin subsidiaries are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use, and transportation of petroleum products and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of jet fuel and other products; and the monitoring, reporting, and control of air emissions. These operations also require numerous permits and authorizations under various environmental, health, and safety laws and regulations. Failure to obtain and comply with these permits or environmental, health, or safety laws generally could result in fines, penalties, sanctions, or revocation of our permits.

Legal Matters

BOEM Additional Financial Assurance (Supplemental Pipeline Bonds). Offshore lessees, operators, and rights-of-way holders are required to provide BOEM with the financial assurance of their ability to carry out present and future abandonment obligations. Obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. When the lessee, operator, or rights-of-way holder completes abandonment work, BOEM releases the collateral backing the financial assurance.

In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way. BDPL historically maintained $0.9 million in financial security. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA. Because the IBLA is separate and independent from the agencies whose decisions it reviews, BDPL’s appeal to BOEM took considerable time to matriculate through the appeals process. Ultimately, the Office of the Solicitor of the U.S. Department of the Interior signaled that, once BDPL completes abandonment operations, the amount of financial assurance required by BOEM will be significantly reduced or eliminated. In addition, BOEM’s INCs will be partially or fully resolved. Although we planned decommissioning activities for 2020, offshore weather conditions and cash constraints associated with the ongoing COVID-19 pandemic led to delays. We cannot currently estimate when decommissioning will occur. Further, we cannot currently estimate when we can provide additional financial assurance (supplemental pipeline bonds).

Financial constraints and BDPL’s pending appeal of the BOEM INCs do not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. If BOEM requires BDPL to provide significant additional financial security or assesses significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2021. At both September 30, 2021, and December 31, 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Other Legal Matters. We are involved in lawsuits, claims, and proceedings incidental to the conduct of our business, including debt and office lease payment defaults, mechanic’s liens, contract-related disputes, and administrative proceedings. Management communicates with all concerned parties and does not believe that these matters will have a material adverse effect on our financial position, earnings, or cash flows.However, we cannot assure that communications will result in a manageable outcome. If, for example, Veritex exercises its rights and remedies due to defaults under our secured loan agreements with them, our business, financial condition, and results of operations will be materially adversely affected.

(17) Subsequent Event

NPS Term Loan Due 2031

NPS entered into a Loan Agreement with Greater Nevada Credit Union, as lender (“Lender”), for a term loan in the aggregate principal amount of $10.0 million (the “NPS Loan”) effective October 1, 2021. The NPS Loan has a ten-year term with a fixed interest rate of 5.75%. The loan requires monthly interest-only payments beginning in October 2021 and continuing through the first thirty-six (36) months. After that, principal and interest payments will be due monthly through loan maturity in October 2031. We plan to use proceeds from the NPS Loan for working capital purposes.

Blue Dolphin Energy Company	September 30, 2021 │Page 35

Notes to Consolidated Financial Statements

NPS secured the NPS Loan by a deed of trust lien on approximately 56 acres of land and improvements owned by LE in Wilson County, Texas, a leasehold deed of trust lien on certain property leased by NPS from LE, an assignment of leases and rents, and certain personal property. The NPS Loan contains various customary terms and conditions, including representations and warranties, affirmative and negative covenants respecting the business of the parties to the NPS Loan, financial covenants respecting debt service coverage ratio, ratio of debt to net worth and ratio of current assets to current liabilities, and events of default.

NPS Repayment of Line of Credit Payable

On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. The payoff, which totaled approximately $5.0 million, included all outstanding principal and accrued interest . As a result of the payoff, the loan agreement and associated pledge agreement, subordination agreement, and guaranty agreement were terminated.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2021 │Page 36

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis provides our analysis of our financial performance, financial condition, and significant trends that may affect future performance. All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for factors that could cause actual results to differ materially from those projected. Investors should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the business strategy, risk factors, financial statements and the related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, and June 30, 2021.

Overview

Blue Dolphin was formed in 1986 as a Delaware corporation. The company is an independent downstream energy company operating in the Gulf Coast region of the United States. Operations primarily consist of a light sweet-crude, 15,000-bpd crude distillation tower, and approximately 1.2 million bbls of petroleum storage tank capacity in Nixon, Texas. Blue Dolphin trades on the OTCQX under the ticker symbol “BDCO.”

Assets are primarily organized in two segments: ‘refinery operations’ (owned by LE) and ‘tolling and terminaling services’ (owned by LRM and NPS). ‘Corporate and other’ includes BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). For more information related to our business segments, see “Part I, Item 1. Financial Statements – Note (4)”.

Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours,” refer to Blue Dolphin, one or more of Blue Dolphin’s subsidiaries, or all of them taken as a whole

Affiliates

Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. An Affiliate operates and manages all Blue Dolphin properties and funds working capital requirements during periods of working capital deficits. In addition, an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Part I, Item 1. Financial Statements – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Business Operations Update

General Business Environment. In early 2020, global and national measures taken to address the COVID-19 pandemic, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply. In addition, actions by members of OPEC and other producer countries in 2020 concerning oil production and pricing significantly impacted supply and demand in global oil and gas markets. With the introduction and approval of COVID-19 vaccines and increased inoculation rates, global economic activity has shown signs of recovery in 2021.

Our Business. Current EIA forecasts show economic growth and mobility increases in the short term. Also, refinery margins are forecasted to improve during the winter months due to projected colder winter temperatures compared to 2020 and low distillates inventory levels. However, forecasts are subject to various factors that are subject to change, including the ongoing impact of COVID-19 and related variants. Management continues to take steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a volatile commodity price environment. Mitigation steps include: adjusting throughput and production based on market conditions, optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, delaying capital spending, and monitoring discretionary spending and nonessential costs. To safeguard personnel, we adopted remote working where possible and social distancing, mask-wearing, and other site-specific precautionary measures where on-site operations are required. We also incentivize personnel to receive the COVID-19 vaccine.

We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we will be able to obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if Veritex exercises its rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Blue Dolphin Energy Company	September 30, 2021 │Page 37

Management’s Discussion and Analysis

Going Concern

Management determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include defaults under secured loan agreements, margin volatility, and historical net losses and working capital deficits, as discussed more fully below. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options. These options might include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing bankruptcy.

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

Third-Party Defaults

•	Veritex Loans – For both three-month periods ended September 30, 2021, and 2020, principal and interest payments to Veritex totaled $0. For the nine-months ended September 30, 2021, and 2020, principal and interest payments to Veritex totaled $0 and $0.3 million, respectively. As of the filing date of this report, LE and LRM were in default related to required monthly payments under the LE Term Loan Due 2034 and LRM Term Loan Due 2034. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under these loan agreements, and exercise any other rights and remedies available. Any exercise by Veritex of its rights and remedies under these secured loan agreements would have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. These adverse market actions could lead to holders of our common stock losing their investment in its entirety. We cannot assure investors that: (i) our assets or cash flow will be sufficient to repay borrowings under our secured loan agreements with Veritex fully, either upon maturity or if accelerated, (ii) LE and LRM will be able to refinance or restructure the payments of the debt, or (iii) Veritex, as first lien holder, will provide future default waivers. Borrowers and Veritex maintain ongoing dialogue regarding potential restructuring and refinance opportunities related to this debt.

•	Amended Pilot Line of Credit – On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, NPS was in default as of September 30, 2021, and December 31, 2020, for failure of the borrower or any guarantor to pay past-due obligations when due. The debt, which accrued interest at a default rate of fourteen percent (14%) per annum, was classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2021, and December 31, 2020.

Due to NPS’ default under the Amended Pilot Line of Credit, Pilot applied payments owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit from June 2020 to September 2021. For both three-month periods ended September 30, 2021, and 2020, the tank lease payment setoff totaled $0.6 million. For the nine-month periods ended September 30, 2021, and 2020, the tank lease payment setoff totaled $1.7 million and $0.8 million, respectively.

The amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.2 million and $0.4 million, respectively, for the three months ended September 30, 2021, and 2020. For the nine months ended September 30, 2021, and 2020, interest was $0.7 million and $1.1 million, respectively. See “Part I, Item 1. Financial Statements – Note (11)” and “Note (17)” to our consolidated financial statements for more information related to the Amended Pilot Line of Credit.

•	Kissick Debt – Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, LE has made no payments under the subordinated Kissick Debt. Mr. Kissick has taken no action due to the non-payment.

Related-Party Defaults

As of the filing date of this report, Blue Dolphin was in default concerning past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement. Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits.

Substantial Current Debt

As of September 30, 2021, and December 31, 2020, we had current debt of $58.4 million and $57.7 million, respectively, consisting of bank debt, related party debt, and the line of credit payable to Pilot, although the Pilot debt was subsequently repaid. Substantial current debt is primarily the result of secured loan agreements being in default. As a result, these debt obligations were classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2021, and December 31, 2020.

Blue Dolphin Energy Company	September 30, 2021 │Page 38

Management’s Discussion and Analysis

Margin Volatility. Our refining margins generally improve in an environment of higher crude oil and refined product prices, and where the spread between crude oil prices and refined product prices widens. In early 2020, global and national measures taken to address the COVID-19 pandemic, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply. In addition, actions by members of OPEC and other producer countries in 2020 concerning oil production and pricing significantly impacted supply and demand in global oil and gas markets. With the introduction and approval of COVID-19 vaccines and increased inoculation rates, global economic activity has shown signs of recovery in 2021. Current EIA forecasts show economic growth and mobility increases in the short term. Also, refinery margins are forecasted to improve during the winter months due to projected colder winter temperatures compared to 2020 and low distillates inventory levels. However, forecasts are subject to various factors that are subject to change, including the ongoing impact of COVID-19 and related variants. As a result, we are currently unable to estimate our future financial position and results of operations. Accordingly, we believe these factors could have a material adverse effect on our financial results for the remainder of 2021 and into 2022.

Historic Net Losses and Working Capital Deficits.

Net Losses

Net loss for the three months ended September 30, 2021, was $2.9 million, or a loss of $0.23 per share, compared to a net loss of $4.7 million, or a loss of $0.37 per share, during the three months ended September 30, 2020. Net loss for the nine months ended September 30, 2021, was $10.2 million, or a loss of $0.80 per share, compared to a net loss of $12.2 million, or a loss of $0.98 per share, for the nine months ended September 30, 2020. The improvement between both comparative periods resulted from demand recovery, commodity price improvements, and encouraging trends in pandemic containment efforts.

Working Capital Deficits

We had $79.8 million and $72.3 million in working capital deficits at September 30, 2021, and December 31, 2020, respectively. Excluding the current portion of long-term debt, we had $26.2 million and $22.6 million in working capital deficits at September 30, 2021, and December 31, 2020, respectively.

Cash and cash equivalents totaled $2.2 million and $0.5 million at September 30, 2021, and December 31, 2020, respectively. Restricted cash (current portion) totaled $0.05 million at both September 30, 2021, and December 31, 2020. Restricted cash, noncurrent totaled $0 and $0.5 million at September 30, 2021, and December 31, 2020, respectively.

Our financial health has been materially and adversely affected by defaults in our secured loan agreements, margin volatility, and historical net losses and working capital deficits. If Pilot terminates the crude supply agreement or terminal services agreement, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs. During the three-month periods ended September 30, 2021, and 2020, our refinery experienced 6 days and 8 days of downtime, respectively, due to crude deficiencies associated with COVID-19 related cash constraints. During the nine-month periods ended September 30, 2021, and 2020, our refinery experienced 11 days and 16 days of downtime, respectively.

Operating Risks

Successful execution of our business strategy depends on several critical factors, including having adequate working capital to meet contractual, operational, regulatory, and safety needs and having favorable margins on refined products. We are currently unable to estimate the impact the COVID-19 pandemic will have on our future financial position and results of operations. Earlier state and federal mandates that regulated business closures due to COVID-19 deemed our business essential, and we remained open. If future restrictive directives become necessary, we expect to continue operating. However, additional governmental mandates will likely result in business and operational disruptions, including demand destruction, liquidity strains, supply chain challenges, travel restrictions, controls on in-person gathering, and workforce availability.

Management continues to take steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a volatile commodity price environment. Mitigation steps include: adjusting throughput and production based on market conditions, optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, monitoring discretionary spending, and delaying capital expenditures. To safeguard personnel, we adopted remote working where possible and social distancing, mask-wearing, and other site-specific precautionary measures where on-site operations are required. We also incentivize personnel to receive the COVID-19 vaccine.

We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we will be able to obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if Veritex exercises its rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Blue Dolphin Energy Company	September 30, 2021 │Page 39

Management’s Discussion and Analysis

Business Strategy

Our primary business objective is to improve our financial profile by executing the below strategies, modified as necessary, to reflect changing economic conditions and other circumstances:

Optimize Existing Asset Base	• Operate safely and enhance health, safety, and environmental systems. • Planning and managing turnarounds and downtime.

Improve Operational Efficiencies	• Reduce or streamline variable costs incurred in production. • Increase throughput capacity and optimize product slate. • Increase tolling and terminaling revenue.

Seize Market Opportunities	• Leverage existing infrastructure to engage in renewable energy projects. • Take advantage of market opportunities as they arise.

Optimize Existing Asset Base. Throughout the third quarter of 2021, we maintained safe and reliable operations at the Nixon facility. COVID-related social distancing measures presented unique challenges. However, we successfully balanced protecting personnel from exposure to COVID-19 and related variants and ensuring adequate staffing levels to operate the plant. Refinery downtime decreased to 6 days in the third quarter of 2021 compared to 11 days in the third quarter of 2020.

Improve Operational Efficiencies. Refinery throughput, production, and sales continued to improve year to date 2021 compared to 2020. Management process reviews led to improved efficiencies in inventory management, throughput and production levels, and cash management.

Seize Market Opportunities. We continue to explore renewable energy growth opportunities through commercial partnerships and repurposing our assets and facilities. In March 2021, we announced a pivot to explore renewable energy opportunities through an affiliate, Lazarus Energy Alternative Fuels LLC (“LEAF”). LEAF will explore potential options to position Blue Dolphin in the global transition to cleaner, lower-carbon alternatives from traditional fossil fuels through collaboration and innovation.

Successful execution of our business strategy depends on several factors. These factors include (i) having adequate working capital to meet operational needs and regulatory requirements, (ii) maintaining safe and reliable operations at the Nixon facility, (iii) meeting contractual obligations, (iv) having favorable margins on refined products, and (v) collaborating with new partners to develop and finance clean energy projects. Our business strategy involves risks. Accordingly, we cannot assure investors that our plans will be successful.

We regularly engage in discussions with third parties regarding possible joint ventures, asset sales, mergers, and other potential business combinations. However, we do not anticipate any material activities in the foreseeable future. Management determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements, margin deterioration, and historical net losses and working capital deficits. A ‘going concern’ opinion impairs our ability to finance our operations by selling equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern depends on sustained positive operating margins and working capital to sustain operations, purchase of crude oil and condensate, and payments on long-term debt. If we cannot achieve these goals, we may have to cease operating or seek bankruptcy protection.

Downstream Operations

Our refinery operations business segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility • Crude distillation tower (15,000 bpd) • Petroleum storage tanks • Loading and unloading facilities • Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Crude Oil and Condensate Supply. The operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Pilot. The volume-based crude supply agreement expires when Pilot sells us 24.8 million net bbls of crude oil. After that, the crude supply agreement automatically renews for successive one-year terms (each such term, a “Renewal Term”). Either party may provide the other with notice of non-renewal at least 60 days before the expiration of any Renewal Term. Effective June 30, 2020, Pilot assigned its rights, title, interest, and obligations in the crude supply agreement to Tartan Oil LLC, a Pilot affiliate. As of September 30, 2021, the total volume we received under the crude supply agreement was approximately 7.9 million bbls.

Blue Dolphin Energy Company	September 30, 2021 │Page 40

Management’s Discussion and Analysis

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

Our financial health has been materially and adversely affected by defaults in our secured loan agreements, margin volatility, and historical net losses and working capital deficits. If Pilot terminates the crude supply agreement or terminal services agreement, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs. During the three-month periods ended September 30, 2021, and 2020, our refinery experienced 6 days and 8 days of downtime, respectively, due to crude deficiencies associated with COVID-19 related cash constraints. During the nine-month periods ended September 30, 2021, and 2020, our refinery experienced 11 days and 16 days of downtime, respectively.

Due to NPS’ default under the Amended Pilot Line of Credit, Pilot applied payments owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit from June 2020 to September 2021. For both three-month periods ended September 30, 2021, and 2020, the tank lease payment setoff totaled $0.6 million. For the nine-month periods ended September 30, 2021, and 2020, the tank lease payment setoff totaled $1.7 million and $0.8 million, respectively.

The amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.2 million and $0.4 million, respectively, for the three months ended September 30, 2021, and 2020. For the nine months ended September 30, 2021, and 2020, interest was $0.7 million and $1.1 million, respectively. See “Part I, Item 1. Financial Statements – Note (1) Organization – Going Concern,” “Note (11) Line of Credit Payable,” and “Note (17) Subsequent Events” to our consolidated financial statements for additional disclosures related to the Amended Pilot Line of Credit.

Products and Markets. Our market is the Gulf Coast region of the U.S., which the EIA represents as Petroleum Administration for Defense District 3 (PADD 3). We sell our products primarily in the U.S. within PADD 3. Occasionally, we sell refined products to customers that export to Mexico.

The Nixon refinery’s product slate is moderately adjusted based on current market demand. We produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO. We sell our jet fuel to an Affiliate, which is HUBZone certified. The product sales agreement with the Affiliate has a 1-year term expiring the earliest to occur of March 31, 2022, plus 30-day carryover or delivery of the maximum quantity of jet fuel. Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

Customers. Customers for our refined products include distributors, wholesalers, and refineries primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). We have bulk term contracts in place with most of our customers, including month-to-month, six months, and up to one-year terms. Certain of our contracts require customer prepayments and the sale of fixed or minimum quantities of finished and intermediate petroleum products. Many of these arrangements are subject to periodic renegotiation on a forward-looking basis, which could result in higher or lower relative prices on future sales of our refined products.

Competition. Many of our competitors are substantially larger than us. Their size and greater access to resources allow them to engage in various oil and gas industry segments on a national or international level. These competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of these business segments. We compete primarily based on cost. Due to the low complexity of our simple “topping unit” refinery, we can be relatively nimble in adjusting our refined products slate because of changing commodity prices, market demand, and refinery operating costs.

Safety and Downtime. We operate our refinery in a way materially consistent with industry safety practices and standards. EPA, OSHA, and comparable state and local regulatory agencies provide oversight for personnel safety, process safety management, and risk management to prevent or minimize the accidental release of toxic, reactive, flammable, or explosive chemicals. Technological systems enhance regulatory oversight. For example, most of our storage tanks have emissions control devices. We also have response and control plans in place for spill prevention and emergencies.

The Nixon refinery periodically experiences planned and unplanned temporary shutdowns. We use planned turnarounds to repair, restore, refurbish, or replace refinery equipment. Unplanned shutdowns occur for various reasons, including voluntary regulatory compliance measures, cessation or suspension by regulatory authorities, disabled equipment, or crude deficiencies due to cash constraints. However, the most typical reason is excessive heat or power outages from high winds and thunderstorms in Texas. The Nixon refinery did not incur significant damage due to Winter Storm Uri in the first quarter of 2021. However, the facility lost external power for 10 days.

We are particularly vulnerable to operation disruptions because all our refining operations occur at a single facility. Any scheduled or unscheduled downtime results in lost margin opportunity, reduced refined products inventory, and potential increased maintenance expense, all of which could reduce our ability to meet our payment obligations.

Blue Dolphin Energy Company	September 30, 2021 │Page 41

Management’s Discussion and Analysis

Midstream Operations

Our tolling and terminaling business segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility • Petroleum storage tanks • Loading and unloading facilities	Crude Oil Refined Products	LRM, NPS	Nixon, Texas

Products and Customers. The Nixon facility’s petroleum storage tanks and infrastructure are primarily suited for crude oil and condensate and refined products, such as naphtha, jet fuel, diesel, and fuel oil. Storage customers are typically refiners in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). Shipments are received and redelivered from within the Nixon facility via pipeline or from third parties via truck. Contract terms range from month to month to three years.

Operations Safety. We conduct our midstream operations in a manner materially consistent with industry safety practices and standards. EPA, OSHA, and comparable state and local agencies provide regulatory oversight. We have the appropriate emergency response and spill prevention and control plans in place.

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties. These assets are not operational. We account for these inactive operations in ‘corporate and other.’ We fully impaired our pipeline assets in 2016 and our oil and gas leasehold interests in 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three and nine months ended September 30, 2021, and 2020. See “Part I, Item 1. Financial Statements – Note (16)” related to abandonment requirements and associated risks.

Property	Operating Subsidiary	Location

Freeport facility • Crude oil and natural gas separation and dehydration • Natural gas processing, treating, and redelivery • Vapor recovery unit • Two onshore pipelines • Land (162 acres)	BDPL	Freeport, Texas
Offshore Pipelines (Trunk Line and Lateral Lines)	BDPL	Gulf of Mexico
Oil and Gas Leasehold Interests	BDPC	Gulf of Mexico

Pipeline and Facilities Safety.

Although our pipeline and facility assets are inactive, they require upkeep and maintenance. They are also subject to safety requirements under PHMSA, BOEM, BSEE, and comparable state and local regulations. We have response and control plans, spill prevention, and other programs to respond to emergencies related to these assets.

Results of Operations

We present below a discussion and analysis of the factors contributing to our consolidated financial results of operations. Investors should read this section in conjunction with our financial statements in “Part I, Item 1. Financial Statements”. When combined with the following information, the financial statements provide investors with a reasonable basis for assessing our historical operations. However, this information should not serve as the only criteria for predicting our future performance.

Major Influences on Results of Operations. Our results of operations and liquidity depend on the margins that we receive for our refined products. The dollar per bbl price difference between crude oil and condensate (input) and refined products (output) significantly drives refining margins. These margins have historically been subject to wide fluctuations. In early 2020, global and national measures taken to address the COVID-19 pandemic, including government-imposed temporary business closures and voluntary shelter-at-home directives, caused oil prices to decline sharply. In addition, actions by members of OPEC and other producer countries in 2020 concerning oil production and pricing significantly impacted supply and demand in global oil and gas markets. With the introduction and approval of COVID-19 vaccines and increased inoculation rates, global economic activity has shown signs of recovery in 2021. Current EIA forecasts show economic growth and mobility increases in the short term. Also, refinery margins are forecasted to improve during the winter months due to projected colder winter temperatures compared to 2020 and low distillates inventory levels. However, forecasts are subject to various factors that are subject to change, including the ongoing impact of COVID-19 and related variants. As a result, we are currently unable to estimate our future financial position and results of operations. Accordingly, we believe these factors could have a material adverse effect on our financial results for the remainder of 2021 and into 2022.

Blue Dolphin Energy Company	September 30, 2021 │Page 42

Management’s Discussion and Analysis

How We Evaluate Our Operations. Management uses particular financial and operating measures to analyze business segment performance. These measures are significant factors in assessing our operating results and profitability and include: segment contribution margin (deficit), refining gross profit (deficit) per bbl, tank rental revenue, operation costs and expenses, refinery throughput and production data, and refinery downtime. Segment contribution margin (deficit) and refining gross profit (deficit) per bbl are non-GAAP measures.

Segment Contribution Margin (Deficit) and Refining Gross Profit (Deficit) per Bbl

We use segment contribution margin (deficit) to evaluate the performance of our downstream and midstream operations. We use refining gross profit (deficit) per bbl as a downstream benchmark. Both measures supplement GAAP financial information presented. Management uses segment contribution margin (deficit) and refining gross profit (deficit) per bbl to analyze our results of operations, assess internal performance against budgeted and forecasted amounts, and evaluate impacts to our financial performance considering potential capital investments. These non-GAAP measures have important limitations as analytical tools. They should not be considered a substitute for GAAP financial measures. We believe these measures may help investors, analysts, lenders, and ratings agencies analyze our results of operations and liquidity in conjunction with our GAAP financial results. See the “Glossary of Terms” for information on how to calculate these non-GAAP measures. See also “Results of Operations – Non-GAAP Reconciliations” within this section and “Part I, Item 1. Financial Statements” for a reconciliation of these Non-GAAP measures to GAAP.

Tank Rental Revenue

Tolling and terminaling revenue primarily represents tank rental storage fees associated with customer tank rental agreements. As a result, management uses tank rental revenue to evaluate the performance of our tolling and terminaling business segment.

Operation Costs and Expenses

Operation costs and expenses include cost of goods sold. Also, operation costs and expenses within: (i) the tolling and terminaling business segment includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance) and (ii) corporate and other includes expenses related to BDSC, BDPC, and BDPL.

Refinery Throughput and Production Data

Our refinery operations revenue depends on crude oil throughput volumes, refined products production volumes, and customer sales volumes. The supply and demand of, and demand for, crude oil and refined products in the markets served directly or indirectly by our assets, as well as refinery downtime affect these volumes.

Refinery Downtime

The Nixon refinery periodically experiences planned and unplanned temporary shutdowns. Any scheduled or unscheduled downtime results in lost margin opportunity, reduced refined products inventory, and potential increased maintenance expense, all of which could reduce our ability to meet our payment obligations.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2021 │Page 43

Management’s Discussion and Analysis

Consolidated Results. Our consolidated results of operations include certain unallocated corporate activities and the elimination of intercompany transactions. Therefore, the sum of operating results for our ‘refinery operations’ business segment and ‘tolling and terminaling’ business segment do not equal consolidated results of operations.

Three Months Ended September 30, 2021 Versus September 30, 2020 (Q3 2021 Versus Q3 2020)	Nine Months Ended September 30, 2021 Versus September 30, 2020 (9 Months 2021 Versus 9 Months 2020)

Overview. Net loss for Q3 2021 was $2.9 million, or a loss of $0.23 per share, compared to a net loss of $4.7 million, or a loss of $0.37 per share, in Q3 2020. The improvement between the periods resulted from a slight recovery in market conditions as more businesses resumed operations and pandemic-related restrictions lifted. Commodity prices were more favorable, and our throughput and sales volumes improved. Less refinery downtime also contributed to the improvement between the periods.

Overview. Net loss for 9 Months 2021 was $10.2 million, or a loss of $0.80 per share, compared to a net loss of $12.2 million, or a loss of $0.98 per share, in 9 Months 2020. The improvement between the periods resulted from a slight recovery in market conditions as more businesses resumed operations and pandemic-related restrictions lifted. Commodity prices were more favorable, and our throughput and sales volumes improved. Less refinery downtime and decreased interest and other expense also contributed to the improvement between the periods.

Total Revenue from Operations. Total revenue from operations increased significantly in Q3 2021 to $80.4 million compared to $42.9 million in Q3 2020. The increase between the periods related to higher refined product prices, sales volume, and ancillary service fees (tank blending, lab testing, etc.). The increase was offset by lower tank rental revenue.

Total Revenue from Operations. Total revenue from operations increased significantly in 9 Months 2021 to $209.2 million compared to $123.4 million in 9 Months 2020. The increase between the periods related to higher refined product prices, sales volume, and ancillary service fees. The increase was offset by lower tank rental revenue.

Total Cost of Goods Sold. Total cost of goods sold increased significantly in Q3 2021 to $80.1 million compared to $44.4 million for Q3 2020. The increase in Q3 2021 related to higher crude oil costs and increased throughput volume associated with improved refined product demand from economy recovery.

Total Cost of Goods Sold. Total cost of goods sold increased significantly in 9 Months 2021 to $210.2 million compared to $126.2 million for 9 Months 2020. The increase in 9 Months 2021 related to higher crude oil costs and increased throughput volume associated with improved refined product demand from economy recovery.

Gross Profit. Gross profit was $0.3 million for Q3 2021 compared to a gross deficit of $1.5 million for Q3 2020. The significant improvement resulted from more stable commodity prices and improved sales volumes from economic recovery.

Gross Deficit. Gross deficit improved significantly in 9 Months 2021 to $1.0 million compared to $2.8 million for 9 Months 2020. The significant improvement resulted from more stable commodity prices and improved sales volumes from economic recovery.

General and Administrative Expenses. General and administrative expenses were relatively flat at $0.7 million for both Q3 2021 and Q3 2020 due to cost management efforts.	General and Administrative Expenses. General and administrative expenses were relatively flat at $1.9 million for both 9 Months 2021 and 9 Months 2020 due to cost management efforts.

Depletion, Depreciation, and Amortization. Depletion, depreciation, and amortization expenses were flat at $0.7 million for Q3 2021 and Q3 2020. Depletion, depreciation, and amortization expense primarily related to refinery assets.

Depletion, Depreciation, and Amortization. Depletion, depreciation, and amortization expenses totaled $2.1 million for 9 Months 2021 compared to $2.0 million for 9 Months 2020, representing an increase of approximately $0.1 million. The increase related to placing refinery assets in service.

Total Other Expense. Total other expense increased slightly in Q3 2021 to $1.7 million compared to $1.6 million in Q3 2020. The increase primarily related to higher related-party interest expense. Total other expense in both periods primarily related to interest expense associated with secured loan agreements with Veritex, related-party debt, and the line of credit with Pilot.

Total Other Expense. Total other expense was $4.7 million in 9 Months 2021 compared to $4.9 million in 9 Months 2020, representing a decrease of approximately $0.2 million. The decrease primarily related to lower Pilot interest expense. Total other expense in both periods primarily related to interest expense associated with secured loan agreements with Veritex, related-party debt, and the line of credit with Pilot.

Blue Dolphin Energy Company	September 30, 2021 │Page 44

Management’s Discussion and Analysis

Downstream Operations. LE owns our refinery operations business segment. Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land. LE derives refinery operations revenue from refined product sales.

	Three Months Ended
	September 30,
	2021	2020
	(in thousands)

Refined product sales	$79,466	$41,929
Less: Total cost of goods sold	(80,114)	(44,400)
Gross deficit	(648)	(2,471)

Sales (Bbls)	1,059	1,008

Gross Deficit per Bbl	$(0.61)	$(2.45)

	Three Months Ended
	September 30,
	2021	2020
	(in thousands)
Net revenue (1)	$79,466	$41,929
Intercompany fees and sales	(650)	(595)
Operation costs and expenses	(79,593)	(43,691)
Segment Contribution Deficit	$(777)	$(2,357)

(1) Net revenue excludes intercompany crude sales.

Q3 2021 Versus Q3 2020

•	Refining gross deficit per bbl was $0.61 for Q3 2021 compared to gross deficit per bbl of $2.45 in Q3 2020, representing an improvement of $1.84 per bbl. The improvement between the periods related to higher refining margins; sales volume was relatively flat. Commodity prices and refined product demand experienced a recovery in Q3 2021 compared to Q3 2020 as more businesses resumed operations and pandemic-related restrictions lifted.

•	Segment contribution deficit improved significantly in Q3 2021 compared to Q3 2020 due to the aforementioned economic recovery and less refinery downtime.

•	Refinery downtime decreased to 6 days in Q3 2021 compared to 11 days in Q3 2020. Refinery downtime in Q3 2021 related to crude deficiencies associated with cash constraints. Refinery downtime in Q3 2020 was due to crude deficiencies associated with cash constraints and equipment repairs.

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)

Refined product sales	$206,467	$120,185
Less: Total cost of goods sold	(210,203)	(126,164)
Gross deficit	(3,736)	(5,979)

Sales (Bbls)	2,995	2,818

Gross Deficit per Bbl	$(1.25)	$(2.12)

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Net revenue (1)	$206,467	$120,185
Intercompany fees and sales	(1,797)	(1,618)
Operation costs and expenses	(208,936)	(124,942)
Segment Contribution Deficit	$(4,266)	$(6,375)

(1) Net revenue excludes intercompany crude sales.

9 Months 2021 Versus 9 Months 2020

•	Refining gross deficit per bbl was $1.25 for 9 Months 2021 compared to gross deficit per bbl of $2.12 in 9 Months 2020, representing an improvement of $0.87 per bbl. The improvement between the periods related to higher refining margins and slightly higher sales volume. Commodity prices and refined product demand experienced a recovery in 9 Months 2021 compared to 9 Months 2020 as more businesses resumed operations and pandemic-related restrictions lifted. For 9 Months 2021, the impact of Winter Storm Uri offset the economic recovery.

•	Segment contribution deficit improved significantly in 9 Months 2021 compared to 9 Months 2020 due to the above referenced economic recovery. However, the impact of Winter Storm Uri offset the economic recovery.

•	Refinery downtime decreased to 21 days in 9 Months 2021 compared to 37 days in 9 Months 2020. Two material events triggered significant refinery downtime in 9 Months 2021 compared to 9 Months 2020: (i) power outages from Winter Storm Uri and (ii) COVID-19-related shutdowns and market upheavals. The extensive shutdown period resulted in cash constraints that further impacted the acquisition of crude oil. During the 9 Months 2020, we capitalized on downtime to perform a maintenance turnaround.

Blue Dolphin Energy Company	September 30, 2021 │Page 45

Management’s Discussion and Analysis

Midstream Operations. LRM and NPS own our tolling and terminaling business segment. Assets within this segment include petroleum storage tanks and loading and unloading facilities. LRM and NPS derive tolling and terminaling revenue from tank storage rental fees, tolling and reservation fees for use of the naphtha stabilizer, and fees collected for ancillary services, such as in-tank blending.

	Three Months Ended
	September 30,
	2021	2020
	(in thousands)
Net revenue (1)	$924	$1,001
Intercompany fees and sales	650	595
Operation costs and expenses	(521)	(709)
Segment Contribution Margin	$1,053	$887

(1) Net revenue excludes intercompany crude sales.

Q3 2021 Versus Q3 2020

•	Tolling and terminaling net revenue decreased nearly 8% in Q3 2021 compared to Q3 2020 primarily as a result of lower tank rental fees.

•	Intercompany fees and sales, which reflect fees associated with an intercompany tolling agreement tied to naphtha volumes, increased in Q3 2021 compared to Q3 2020. Naphtha sales volumes increased between the periods as a result of demand recovery.

•	Segment contribution margin in Q3 2021 increased nearly 19% to $1.1 million compared to $0.9 million Q3 2020. The improvement in segment contribution margin related to lower operation costs and expenses.

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Net revenue (1)	$2,777	$3,214
Intercompany fees and sales	1,797	1,618
Operation costs and expenses	(1,267)	(1,222)
Segment Contribution Margin	$3,307	$3,610

(1) Net revenue excludes intercompany crude sales.

9 Months 2021 Versus 9 Months 2020

•	Tolling and terminaling net revenue decreased nearly 14% in 9 Months 2021 compared to 9 Months 2020 due to lower tank rental fees.

•	Intercompany fees and sales, which reflect fees associated with an intercompany tolling agreement tied to naphtha volumes, increased in 9 Months 2021 compared to 9 Months 2020. Naphtha sales volumes increased between the periods as a result of demand recovery.

•	Segment contribution margin in 9 Months 2021 decreased 8% to $3.3 million compared to $3.6 million in 9 Months 2020. The decrease in segment contribution margin related to lower revenue.

Blue Dolphin Energy Company	September 30, 2021 │Page 46

Management’s Discussion and Analysis

Non-GAAP Reconciliations.

Reconciliation of Segment Contribution Margin (Deficit)

	Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin (deficit)	$(777)	$(2,357)	$1,053	$887	$(83)	$(58)	$193	$(1,528)
General and administrative expenses(1)	(282)	(414)	(70)	(132)	(423)	(307)	(775)	(853)
Depreciation and amortization	(302)	(301)	(340)	(338)	(51)	(51)	(693)	(690)
Interest and other non-operating expenses, net	(747)	(679)	(384)	(599)	(523)	(304)	(1,654)	(1,582)
Income (loss) before income taxes	(2,108)	(3,751)	259	(182)	(1,080)	(720)	(2,929)	(4,653)
Income tax expense	-	-	-	-	-	-	-	-
Income (loss)	$(2,108)	$(3,751)	$259	$(182)	$(1,080)	$(720)	$(2,929)	$(4,653)

(1) General and administrative expenses within refinery operations include the LEH operating fee.

	Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin (deficit)	$(4,266)	$(6,375)	$3,307	$3,610	$(187)	$(164)	$(1,146)	$(2,929)
General and administrative expenses(1)	(848)	(1,045)	(206)	(268)	(1,246)	(1,052)	(2,300)	(2,365)
Depreciation and amortization	(906)	(883)	(1,020)	(956)	(153)	(153)	(2,079)	(1,992)
Interest and other non-operating expenses, net	(2,053)	(2,171)	(1,284)	(1,985)	(1,340)	(778)	(4,677)	(4,934)
Income (loss) before income taxes	(8,073)	(10,474)	797	401	(2,926)	(2,147)	(10,202)	(12,220)
Income tax expense	-	-	-	-	-	(15)	-	(15)
Income (loss)	$(8,073)	$(10,474)	$797	$401	$(2,926)	$(2,162)	$(10,202)	$(12,235)

(1) General and administrative expenses within refinery operations include the LEH operating fee.

Liquidity and Capital Resources

We had $79.8 million and $72.3 million in working capital deficits at September 30, 2021, and December 31, 2020, respectively. Excluding the current portion of long-term debt, we had working capital deficits of $26.2 million and $22.6 million at September 30, 2021, and December 31, 2020, respectively. During the third quarter of 2021, we continued efforts to conserve cash amid lower refined product sales. Mitigation steps include: adjusting throughput and production based on market conditions, optimizing receivables and payables by prioritizing payments, managing inventory to avoid buildup, delaying capital spending, and monitoring discretionary spending and nonessential costs.

Our primary cash requirements relate to: (i) purchasing crude oil and condensate for the operation of the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Amended and Restated Operating Agreement and (iii) servicing debt. Due to the adverse financial impact of COVID-19, we are actively exploring financing, including potential financing options made available under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. However, we cannot assure success in raising additional capital or that such additional funds will be available on acceptable terms, if at all. We may further default on certain of our existing debt obligations if we cannot raise sufficient additional capital in the very near term. Without additional financing, it remains unclear whether we will have or can obtain sufficient liquidity to withstand further disruptions to our business.

How long and to what extent COVID-19 and related market developments will continue to affect our business and operations is unknown. With the introduction and approval of COVID-19 vaccines and increased inoculation rates, global economic activity has shown signs of recovery in 2021. Current EIA forecasts show economic growth and mobility increases in the short term. Also, refinery margins are forecasted to improve during the winter months due to projected colder winter temperatures compared to 2020 and low distillates inventory levels. However, forecasts are subject to various factors that are subject to change, including the ongoing impact of COVID-19 and related variants. As a result, we are currently unable to estimate our future financial position and results of operations. Accordingly, we believe these factors could have a material adverse effect on our financial results for the remainder of 2021 and into 2022.

Our ability to continue as a going concern depends on sustained positive operating margins and working capital to sustain operations, purchase of crude oil and condensate, and payments on long-term debt. If we cannot achieve these goals, we may cease operating or seek bankruptcy protection. These adverse market actions could lead to holders of our common stock losing their investment in its entirety.

Blue Dolphin Energy Company	September 30, 2021 │Page 47

Management’s Discussion and Analysis

Debt Overview.

Total Debt and Accrued Interest

	September 30,	December 31,
	2021	2020
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$23,827	$22,840
LRM Term Loan Due 2034 (in default)	9,881	9,473
Kissick Debt (in default)	10,011	9,413
Amended Pilot Line of Credit (in default)	4,827	8,145
Related-Party Debt
June LEH Note (in default)	12,644	9,446
BDPL Loan Agreement (in default)	7,294	6,814
March Carroll Note (in default)	2,115	1,551
March Ingleside Note (in default)	1,059	1,013
BDEC Term Loan Due 2051	507	-
LE Term Loan Due 2050	155	152
NPS Term Loan Due 2050	155	152
Equipment Loan Due 2025	59	71
Total debt and accrued interest	72,534	69,070

Less: Current portion of long-term debt, net	(58,360)	(57,744)
Less: Unamortized debt issue costs	(1,653)	(1,749)
Less: Accrued interest payable (in default)	(11,678)	(9,222)
Long-term debt, net of current portion	$843	$355

Due to cash constraints associated with COVID-19, payments on debt in 2021 were minimal totaling $0.004 million in Q3 2021 and $0.013 million in 9 Months 2021. Comparatively, payments on debt in 2020 totaled $0.9 million in Q3 2020 and $2.4 million in 9 Months 2020. We received government assistance from CARES Act loans in both 2021 and 2020. For 9 Months 2021, proceeds from issuance of debt totaled $0.5 million compared to $0.3 million in 9 Months 2020. In 9 Months 2021, we received a single SBA EIDL loan; in 9 Months 2020 we received two smaller SBA EIDL loans.

Debt Defaults. The majority of our debt is in default. Defaults under Veritex loans include financial covenant violations, failure to make monthly payments, and failure to replenish a payment reserve account. As the Kissick Debt and related-party debts have matured, defaults are for failure to pay past due obligations. On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, NPS was in default as of September 30, 2021, and December 31, 2020. Due to their default status, we classified all of these debts within the current portion of long-term debt on our consolidated balance sheets at September 30, 2021, and December 31, 2020. See “Part I, Item 1. Financial Statements – Notes (1), (3), (10), (11), and (17)” for additional disclosures related to Affiliate and third-party debt agreements, including debt guarantees, and defaults in our debt obligations.

Contractual Obligations.

Related-Party Debt

Agreement/Transaction	Parties	Type	Effective Date	Interest Rate	Key Terms
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll LE	Debt	04/01/2017	2.00%	Tied to payoff of LE $25 million Veritex loan; payments 50% cash, 50% Common Stock
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll LRM	Debt	04/01/2017	2.00%	Tied to payoff of LRM $10 million Veritex loan; payments 50% cash, 50% Common Stock
March Carroll Note (in default)	Jonathan Carroll Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; matured 01/01/2019; reflects amounts owed to Jonathan Carroll under guaranty fee agreements; interest still accruing
March Ingleside Note (in default)	Ingleside Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; matured 01/01/2019; interest still accruing
June LEH Note (in default)	LEH Blue Dolphin	Debt	03/31/2017	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement; matured 01/01/2019; interest still accruing
BDPL-LEH Loan Agreement (in default)	LEH BDPL	Debt	08/15/2016	16.00%	2-year term; $4.0 million principal amount; $0.5 million annual payment; proceeds used for working capital; no financial maintenance covenants; secured by certain BDPL property

Blue Dolphin Energy Company	September 30, 2021 │Page 48

Management’s Discussion and Analysis

Related-Party Defaults

Loan Description	Event(s) of Default	Covenant Violations
March Carroll Note (in default)	Failure of borrower to pay past due payment obligations; loan matured January 2019	--
March Ingleside Note (in default)	Failure of borrower to pay past due payment obligations; loan matured January 2019	---
June LEH Note (in default)	Failure of borrower to pay past due payment obligations; loan matured January 2019	---
BDPL-LEH Loan Agreement (in default)	Failure of borrower to pay past due payment obligations; loan matured August 2018	---

Third-Party Debt

Loan Description	Parties	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans(1)
LE Term Loan Due 2034 (in default)	LE Veritex	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default)	LRM Veritex	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Kissick Debt (in default)(2)(3)	LE Kissick	$11.7	Jan 2018	No payments to date; payment rights subordinated	16.00%	Working capital; reduced balance of GEL arbitration award
Amended Pilot Line of Credit (in default)	NPS Pilot	$13.0	May 2020	---	14.00%	GEL settlement payment, NPS purchase of crude oil from Pilot, and working capital
SBA EIDLs
BDEC Term Loan Due 2051(4)	Blue Dolphin SBA	$0.5	Jun 2051	$0.003 million	3.75%	Working capital
LE Term Loan Due 2050(5)	LE SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(5)	NPS SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(6)	LE Texas First	$0.07	Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion

(1) Veritex placed proceeds in a disbursement for the payment of construction-related expenses. We reflected the amounts held in the disbursement account as restricted cash (current portion) and restricted cash, noncurrent on our consolidated balance sheets. At September 30, 2021, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0. At December 31, 2020, restricted cash (current portion) was $0.05 million and restricted cash, noncurrent was $0.5 million.

(2) LE originally entered into a loan agreement with Notre Dame Investors, Inc. in the principal amount of $8.0 million. John Kissick currently holds this debt. Under a 2017 amendment, the parties amended the Kissick Debt to increase the principal amount by $3.7 million. LE used the additional principal to reduce the arbitration award payable to GEL by $3.6 million.

(3) Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034.

(4) For disaster loans made in 2021, the SBA initially deferred payments for the first twelve (12) months. The SBA later extended the payment deferral period from twelve (12) months to eighteen (18) months; under the extension, the first payment is due in December 2022; interest accrues during the deferral period. The BDEC Term Loan Due 2051 is not forgivable.

(5) For disaster loans made in 2020, the SBA initially deferred payments for the first twelve (12) months. The SBA later extended the payment deferral period from twelve (12) months to twenty-four (24) months; under the extension, the first payment is due in September 2022; interest accrues during the deferral period. The LE Term Loan Due 2050 and NPS Term Loan Due 2050 are not forgivable.

(6) In May 2019, LE entered into a 12-month equipment rental agreement with the option to purchase the backhoe at maturity. The equipment rental agreement matured in May 2020. In October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase. We use the backhoe at the Nixon facility.

Third-Party Defaults

Loan Description	Event(s) of Default	Covenant Violations
Veritex Loans
LE Term Loan Due 2034 (in default)	Failure to make required monthly payments; failure to replenish $1.0 million payment reserve account; events of default under other secured loan agreements with Veritex	Financial covenants: • debt service coverage ratio, current ratio, and debt to net worth ratio
LRM Term Loan Due 2034 (in default)	Events of default under other secured loan agreements with Veritex	Financial covenants: • debt service coverage ratio, current ratio, and debt to net worth ratio
Amended Pilot Line of Credit (in default)	Failure of borrower or any guarantor to pay past due obligations; loan matured May 2020	---
Kissick Debt (in default)	Failure of borrower to pay past due obligations; loan matured January 2019	---

Blue Dolphin Energy Company	September 30, 2021 │Page 49

Management’s Discussion and Analysis

Concentration of Customers Risk. We routinely assess the financial strength of our customers. To date, we have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2021	3	69%	$0
September 30, 2020	4	80%	$0

One of our significant customers is LEH, an Affiliate. Due to a HUBZone certification, the Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms. The Affiliate accounted for 30% and 28% of total revenue from operations for the three months ended September 30, 2021, and 2020, respectively. The Affiliate represented $0 in accounts receivable at both September 30, 2021, and 2020, respectively.

Nine Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2021	3	72%	$0
September 30, 2020	4	82%	$0

The Affiliate accounted for 29% and 28% of total revenue from operations for the nine months ended September 30, 2021, and 2020, respectively. The Affiliate represented $0 in accounts receivable at both September 30, 2021, and 2020, respectively.

Outstanding amounts under certain related party agreements can significantly vary from period to period based on the timing of sales and payments. Concerning the Amended and Restated Operating Agreement, we add any amount that remains outstanding at the end of the quarter to the June LEH Note. We classify the June LEH Note within long-term debt, related party, current portion (in default) on the consolidated balance sheets. At September 30, 2021, and December 31, 2020, the total amount we owed to LEH under long-term debt, related-party agreements including accrued interest totaled $19.9 million and $16.3 million, respectively. See “Part I, Item 1. Financial Statements – Notes (3) and (16)” for additional disclosures related to Affiliate agreements, arrangements, and risk.

BOEM Additional Financial Assurance (Supplemental Pipeline Bonds)

Offshore lessees, operators, and rights-of-way holders are required to provide BOEM with the financial assurance of their ability to carry out present and future abandonment obligations. Obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. When the lessee, operator, or rights-of-way holder completes abandonment work, BOEM releases the collateral backing the financial assurance.

In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way. BDPL historically maintained $0.9 million in financial security. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA. Because the IBLA is separate and independent from the agencies whose decisions it reviews, BDPL’s appeal to BOEM took considerable time to matriculate through the appeals process. Ultimately, the Office of the Solicitor of the U.S. Department of the Interior signaled that, once BDPL completes abandonment operations, the amount of financial assurance required by BOEM will be significantly reduced or eliminated. In addition, BOEM’s INCs will be partially or fully resolved. Although we planned decommissioning activities for 2020, offshore weather conditions and cash constraints associated with the ongoing COVID-19 pandemic led to delays. We cannot currently estimate when decommissioning will occur. Further, we cannot currently estimate when we can provide additional financial assurance (supplemental pipeline bonds).

Financial constraints and BDPL’s pending appeal of the BOEM INCs do not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. If BOEM requires BDPL to provide significant additional financial security or assesses significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2021. At both September 30, 2021, and December 31, 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Blue Dolphin Energy Company	September 30, 2021 │Page 50

Management’s Discussion and Analysis

BSEE Offshore Pipelines and Platform Decommissioning

BDPL has pipelines and platform assets that are subject to BSEE’s idle iron regulations. Idle iron regulations mandate lessees and rights-of-way holders to permanently abandon or remove platforms and other structures when they are no longer active. Until such facilities are decommissioned, lessees and rights-of-way holders must inspect and maintain them per regulatory requirements.

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE in August 2019 to address BDPL’s plans concerning decommissioning its offshore pipelines and platform assets. BSEE proposed BDPL re-submit permit applications for pipeline and platform decommissioning and a safe boarding plan for the platform. BSEE imposed a deadline of six (6) months (February 2020) to submit the permit applications and safe boarding plan. Further, BSEE mandated BDPL complete approved, permitted work within twelve (12) months (August 2020). BDPL timely submitted the permit applications and safe boarding plan to BOEM and BSEE on February 11, 2020; we submitted related permits to the USACOE on March 25, 2020. Although we planned decommissioning activities for 2020, offshore weather conditions and cash constraints associated with the ongoing COVID-19 pandemic led to delays. We cannot currently estimate when decommissioning will occur.

In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL requested an extension to comply with the INC, and BSEE approved BDPL’s extension request. BDPL completed the structural surveys and resolved the INC in June 2020.

Financial constraints do not relieve BDPL of its obligations to remedy BSEE INCs or of BSEE’s authority to impose financial penalties. If BDPL fails to complete decommissioning of the facilities assets or remedy the INCs within a timeframe deemed prudent by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failure to correct an INC, civil penalties, and revocation of BDPL’s operator designation. Such BSEE actions could have a material adverse effect on our earnings, cash flows, and liquidity.

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2021. At both September 30, 2021, and December 31, 2020, BDPL maintained $2.4 million in AROs related to decommissioning these assets.

Sources and Use of Cash.

Components of Cash Flows

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$4,084	$1,658	$(418)	$(2,196)
Investing activities	-	(177)	-	(1,085)
Financing activities	1,916	(1,243)	696	3,451
Decrease in Cash and Cash Equivalents	$2,168	$238	$1,114	$170

Cash Flow

We had cash flow from operations of approximately $4.1 million for Q3 2021 compared to approximately $1.7 million for Q3 2020. The improvement in cash flow from operations between the three-month comparative periods primarily related to an increase in unearned revenue. We had cash flow from operations of approximately $0.4 million for 9 Months 2021 compared to approximately $2.2 million for 9 Months 2020. The improvement in cash flow deficit between the nine-month periods primarily related to loss from operations.

Capital Expenditures

During Q3 2021, capital expenditures totaled $0 compared to $0.2 million during Q3 2020. During 9 Months 2021, capital expenditures totaled $0 compared to $1.1 million during 9 Months 2020. Capital expenditures during 2020 primarily related to completion of a petroleum storage tank and a maintenance turnaround. We completed the 5-year Nixon capital improvement expansion project during 9 Months 2020. Given the uncertainty surrounding the COVID-19 pandemic, combined with the volatile commodity price environment, we anticipate new capital expenditures to be minimal for the remainder of 2021 through the first half of 2022.

We account for our capital expenditures per GAAP. We also classify capital expenditures as ‘maintenance’ if the expenditure maintains capacity or throughput or as ‘expansion’ if the expenditure increases capacity or throughput capabilities. Although classification is generally a straightforward process, the determination is a matter of management judgment and discretion in certain circumstances.

Blue Dolphin Energy Company	September 30, 2021 │Page 51

Management’s Discussion and Analysis

We identify and prioritize capital projects based on merits such as operational safety and efficiency, customer need, regulatory compliance, and economic benefits. We budget for maintenance capital expenditures throughout the year on a project-by-project basis.

Off-Balance Sheet Arrangements. None.

Accounting Standards.

Critical Accounting Policies and Estimates

We describe our significant accounting policies and recent accounting developments in “Part I, Item 1. Financial Statements – Note (2)”. The ongoing COVID-19 pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. Although management cannot predict the impact these factors will have on our future financial position and results of operations, historical facts serve as the basis for forecast assumptions. Management believes these assumptions are reasonable.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2021, and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures

See “Part I, Item 1. Financial Statements – Note (2)” for a discussion of new accounting standards and disclosures.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2021 │Page 52

Internal Controls

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation, our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer) concluded that our disclosure controls and procedures were ineffective due to an identified material weakness and a significant deficiency as described below:

●	Significant Deficiency – We do not have a process in place to formally review manual journal entries.
●

Material Weakness – We lack appropriate procedures to identify and evaluate complex accounting transactions. This internal control weakness can result in errors in the recording, disclosing, and presenting consolidated financial information in quarterly, annual, and other filings.

We previously reported the significant deficiency and material weakness in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

Our disclosure controls and procedures remained ineffective as of the end of the period covered by this report. However, management has taken corrective actions to remedy both the significant deficiency and material weakness. Corrective actions included implementing formal end of month processes to review manual journal entries and identify complex accounting transactions. In addition, any identified complex accounting transactions are reviewed and evaluated by senior management. Management expects to fully remediate the significant deficiency and material weakness by year end 2021.

Changes in Internal Control over Financial Reporting

We did not identify any new disclosure controls and procedures issues (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021. See the above section “Evaluation of Disclosure Controls and Procedures” for a discussion related to current ineffective disclosure controls and procedures.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2021 │Page 53

Legal Proceedings and Risk Factors

PART II

ITEM 1. LEGAL PROCEEDINGS

BOEM Additional Financial Assurance (Supplemental Pipeline Bonds)

Offshore lessees, operators, and rights-of-way holders are required to provide BOEM with the financial assurance of their ability to carry out present and future abandonment obligations. Obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. When the lessee, operator, or rights-of-way holder completes abandonment work, BOEM releases the collateral backing the financial assurance.

In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way. BDPL historically maintained $0.9 million in financial security. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA. Because the IBLA is separate and independent from the agencies whose decisions it reviews, BDPL’s appeal to BOEM took considerable time to matriculate through the appeals process. Ultimately, the Office of the Solicitor of the U.S. Department of the Interior signaled that, once BDPL completes abandonment operations, the amount of financial assurance required by BOEM will be significantly reduced or eliminated. In addition, BOEM’s INCs will be partially or fully resolved. Although we planned decommissioning activities for 2020, offshore weather conditions and cash constraints associated with the ongoing COVID-19 pandemic led to delays. We cannot currently estimate when decommissioning will occur. Further, we cannot currently estimate when we can provide additional financial assurance (supplemental pipeline bonds).

Financial constraints and BDPL’s pending appeal of the BOEM INCs do not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. If BOEM requires BDPL to provide significant additional financial security or assesses significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of September 30, 2021. At both September 30, 2021, and December 31, 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Other Legal Matters

We are involved in lawsuits, claims, and proceedings incidental to the conduct of our business, including debt and office lease payment defaults, mechanic’s liens, contract-related disputes, and administrative proceedings. Management communicates with all concerned parties and does not believe that these matters will have a material adverse effect on our financial position, earnings, or cash flows. However, we cannot assure that communications will result in a manageable outcome. If, for example, Veritex exercises its rights and remedies due to defaults under our secured loan agreements with them, our business, financial condition, and results of operations will be materially adversely affected.

ITEM 1A. RISK FACTORS

In addition to other information outlined in this Quarterly Report, investors should carefully consider the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC. The identified risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. Our operations could also be affected by additional unknown factors or factors that we currently consider immaterial to our business. Except for the risk factor identified below, there have been no material changes in the assessment of our risk factors from those outlined in our Annual Report for the fiscal year ended December 31, 2020.

Our future results could be adversely affected if we cannot effectively execute new business strategies, such as renewable fuels.

Our future results of operations partially depend on whether we can successfully execute new business strategies. In 2021, we implemented a new business strategy to explore renewable fuels opportunities. This strategy involves a multitude of uncertainties, many of which are beyond our control. Related risks include, but are not limited to, partisan politics that affect governmental policies, regulations, and incentives; substantive upfront capital investments; permitting challenges; product market identification; competition; supply chain issues; environmental impact assessment requirements; construction and implementation delays; technology deployment failure; and environmental and ecological consequences. These risks and uncertainties could adversely affect anticipated results and benefits of our renewable fuels business strategy.

Blue Dolphin Energy Company	September 30, 2021 │Page 54

Exhibits

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Notes (10) and (11)” for disclosures related to defaults on our debt.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits Index

No.	Description

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith

Blue Dolphin Energy Company	September 30, 2021 │Page 55

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

November 15, 2021	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	September 30, 2021 │Page 56