Form 10-K
period 2021-12-31
BLUE DOLPHIN ENERGY CO
filed 2022-04-01
CIK 793306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $840,026 as of June 30, 2021 (the last trading day of the registrant’s most recently completed second fiscal quarter) based on the number of shares of common stock held by non-affiliates and the last reported sale price of the registrant’s common stock on June 30, 2021.

Number of shares of common stock, par value $0.01 per share, outstanding at April 1, 2022: 12,693,514

Blue Dolphin Energy Company	December 31, 2021 │Page 2

Glossary of Terms

Glossary of Terms

Throughout this Annual Report on Form 10-K, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including Ingleside and Lazarus Capital) and/or LEH and its affiliates (including LMT and LTRI). Together, Jonathan Carroll and LEH owned approximately 82% of the Common Stock as of the filing date of this report.

AMT. Alternative Minimum Tax.

Amended Pilot Line of Credit. Line of Credit Agreement dated May 3, 2019, between Pilot and NPS and subsequently amended on May 9, 2019, May 10, 2019, and September 3, 2019, the last amendment being Amendment No. 1; original line of credit amount was $13.0 million; NPS repaid all obligations owed to Pilot on October 4, 2021.

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

BDEC Term Loan Due 2051 (as modified). An EIDL dated May 4, 2021 between Blue Dolphin and the SBA in the original principal amount of $0.5 million; the note was modified on February 18, 2022 to increase the principal amount from $0.5 million to $2.0 million. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (17)” for more information regarding the loan modification.

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

CAA. Clean Air Act.

CARES Act. Coronavirus Aid, Relief and Economic Security Act, which was passed by Congress in March 2020, to provide economic assistance related to the onset of the COVID-19 pandemic.

CDC. Centers for Disease Control and Prevention.

CERLA. Comprehensive Environmental Response, Compensation, and Liability Act of 1980.

CIP. Construction in progress.

COVID-19. An infectious disease first identified in 2019 in Wuhan, the capital of China’s Hubei province; the disease has since spread globally, resulting in the ongoing 2019–2022 coronavirus pandemic.

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

Crude Sale Agreement. Crude Sale Agreement between Pilot and LE dated May 7, 2019, as amended on November 11, 2019, which agreement was assigned by Pilot to Tartan pursuant to an Assignment of Contract dated March 20, 2020.

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

Exchange Act. Securities Exchange Act of 1934, as amended.

Blue Dolphin Energy Company	December 31, 2021 │Page 3

Glossary of Terms

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

GEL. GEL Tex Marketing, LLC, a Delaware limited liability company and an affiliate of Genesis Energy, LLC.

GNCU. Greater Nevada Credit Union.

Greenhouse gases. Molecules in the Earth’s atmosphere such as carbon dioxide, methane, and chlorofluorocarbons which warm the atmosphere.

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

Kissick Debt. Previously referred to as the ‘Notre Dame Debt;’ a loan agreement originally entered into between LE and Notre Dame Investors, Inc. in the principal amount of $8.0 million. The debt is currently held by John Kissick. Pursuant to a 2017 sixth amendment, the Kissick Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce LE’s obligation to GEL. The Kissick Debt is currently in default.

Lazarus Capital. Lazarus Capital, LLC, an affiliate of Jonathan Carroll.

LE. Lazarus Energy, LLC, a wholly owned subsidiary of Blue Dolphin.

LE Term Loan Due 2034. Loan Agreement dated June 22, 2015, between LE and Veritex in the original principal amount of $25.0 million; currently in default.

LE Term Loan Due 2050. An EIDL dated August 29, 2020 between NPS and the SBA in the original principal amount of $0.15 million.

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

NPS. Nixon Product Storage, LLC, a wholly owned subsidiary of Blue Dolphin.

NPS Term Loan Due 2031. Loan Agreement dated September 20, 2021, between NPS, GNCU, and guarantors in the original principal amount of $10.0 million.

NPS Term Loan Due 2050. An EIDL dated August 29, 2020 between NPS and the SBA in the original principal amount of $0.15 million.

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

PHMSA. Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation.

Pilot. Pilot Travel Centers LLC, a Delaware limited liability company.

Blue Dolphin Energy Company	December 31, 2021 │Page 4

Glossary of Terms

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

ROU. Right-of-use.

SBA. Small Business Administration.

SEC. Securities and Exchange Commission.

Securities Act. The Securities Act of 1933, as amended.

Segment margin (deficit). For refinery operations and tolling and terminaling business segments, represents net revenues (excluding intercompany fees and sales) attributable to the respective business segment less associated intercompany fees and sales less associated operation costs and expenses.

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

Tartan. Tartan Oil LLC, an affiliate of Pilot.

Texas First. Texas First Rentals, LLC.

TCEQ. Texas Commission on Environmental Quality.

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

WHO. World Health Organization.

WSJ prime rate. A measure of the U.S. prime rate as defined by the Wall Street Journal.

XBRL. eXtensible Business Reporting Language.

Yield. The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	December 31, 2021 │Page 5

Important Information Regarding Forward Looking Statements

Important Information Regarding Forward-Looking Statements

This report (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, but not limited to, those under “Part I, Item 1. Business” and “Part I, Item 1A. Risk Factors,” as well as “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, including without limitation statements regarding expectations regarding revenue, cash flows, capital expenditures, and other financial items, our business strategy, goals, and expectations concerning our market position, future operations, and profitability, are forward-looking statements. Forward-looking statements may be identified by use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. Although we believe our assumptions concerning future events are reasonable, several risks, uncertainties, and other factors could cause actual results and trends to differ materially from those projected, including but not limited to:

Business and Industry		•	Crude oil, other feedstocks, and fuel and utility services price volatility.
		•	Availability and cost of crude oil and other feedstocks to operate the Nixon facility.
•

Uncertainty regarding the impact of current and future sanctions imposed by governments and other authorities, including the United States, the European Union, and the United Kingdom in response to the conflict between Russia and Ukraine.

• • •

Equipment failure and maintenance, which lead to operational downtime.

Failure to effectively execute new business strategies, such as renewable fuels.

Adverse changes in operational cash flow and working capital, shortfalls for which Affiliates may not fund.

•	Risks related to the ongoing COVID-19 pandemic, which continue to have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.	• •	Critical personnel loss, labor actions, and workplace safety issues. Market share loss, an unfavorable financial condition shift, or the bankruptcy or insolvency of a significant customer.
•	Our going concern status.
•	Inadequate liquidity to sustain operations due to defaults under our secured loan agreements, margin volatility, historical net losses and working capital deficits.	•	Increases in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting our crude oil and condensate, feedstocks, and refined products.
•	Substantial debt in current liabilities, all of which is currently in default.	•	Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.
•	Ability to regain compliance with the terms of our outstanding indebtedness.	•	Geographical concentration of our refining operations and customers within the Eagle Ford Shale.
•	Increased costs of capital or a reduction in the availability of credit.	•	Severe weather or other climate-related events that affect our facilities or those of our vendors, suppliers, or customers.
•	Restrictive covenants in our debt instruments that limit our ability to undertake certain types of transactions.
•	Affiliate Common Stock ownership and transactions that could cause conflicts of interest.	•	Regulatory changes and other measures for the reduction of greenhouse gas emissions, including carbon dioxide.
•	Operational hazards inherent in transporting, processing, and storing crude oil and condensate and refined products.	•	Our ability to effect and integrate potential acquisitions.
•	Geographical concentration of our assets and customers in West Texas.
•	Competition from companies with more significant financial and other resources.	Pipeline and Facilities and Oil and Gas Assets
•

Environmental laws and regulations that may require us to make substantial capital improvements to remain compliant or remediate current or future contamination that could lead to material liabilities.

		•	Assessment of civil penalties by BOEM for our failure to satisfy orders to provide additional financial assurance (supplemental pipeline bonds) within the time prescribed.
•	Strict laws and regulations regarding personnel and process safety.
•	Market changes in insurance that impact premium costs and available coverages.	•	Assessment of civil penalties by BSEE for our failure to decommission pipeline and platform assets within the time prescribed.
•	NOL carryforwards to offset future taxable income for U.S. federal income tax purposes that are subject to limitation.
•	Industry technological developments that outpace our ability to keep up.	Common Stock
•	Actual or potential terrorist threats, activist incidents, cyber-security breaches, or acts of war that could affect our business.	•	Fluctuations in our stock price that may result in a substantial investment loss.
•	Actual or potential security threats.	•	Declines in our stock price due to share sales.
•	Public health threats, pandemics, and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impacts thereof on our business, financial condition, results of operations, and liquidity.	•

Dilution of the equity of current stockholders and the potential decline of our stock price due to the issuance of new Common Stock or Preferred Stock from the large pool of authorized shares that we have available to issue.

•	Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.	•	The potential sale of shares in accordance with Rule 144, which may adversely affect the market.
		•	The lack of dividend payments.
Downstream and Midstream Operations		•	Failure to maintain adequate internal controls under Section 404(a) of the Sarbanes-Oxley Act.

•	Commodity price and refined product demand volatility, which adversely affect our refining margins.

See also the risk factors described in greater detail under “Part I, Item 1A. Risk Factors” of this report.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Blue Dolphin Energy Company	December 31, 2021 │Page 6

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

PART I

ITEM 1. BUSINESS

The following section of this Annual Report on Form 10-K generally refers to business developments during the twelve months ended December 31, 2021. Discussion of, or references to, prior period business developments that are not included in this Form 10-K can be found in “Part I, Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Assets are organized in two business segments: ‘refinery operations’ (owned by LE) and ‘tolling and terminaling services’ (owned by LRM and NPS). ‘Corporate and other’ includes subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). For more information related to our business segments, see “Part I. Item 1. Business—Refinery Operations,—Tolling and Terminaling Operations, and —Inactive Operations” and “Part I. Item 2. Properties” in this report.

Affiliates

Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. An Affiliate operates and manages all Blue Dolphin properties and funds working capital requirements during periods of working capital deficits. In addition, an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Part I, Item 1A. Risk Factors” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Going Concern

Management determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include defaults under secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options. These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing bankruptcy.

Defaults Under Secured Loan Agreements

As discussed in more detail elsewhere in this Annual Report, we are currently in default under certain of our secured loan agreements with third parties and related parties.

Third-Party Defaults

•

Veritex Loans – For the twelve-months ended December 31, 2021 and 2020, principal and interest payments to Veritex were $0.6 million and $0.9 million, respectively. As of the filing date of this report, LE and LRM were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make required monthly principal and interest payments and failing to satisfy financial covenants. In addition, LE was in default under the LE Term Loan Due 2034 for failing to replenish a $1.0 million payment reserve account. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under these loan agreements, and exercise any other rights and remedies available.

•

NPS Term Loan Due 2031 – For the twelve-months ended December 31, 2021, interest only payments to GNCU were $0.01 million. As of the filing date of this report, NPS was in default under the NPS Term Loan Due 2031 for failing to satisfy financial covenants.

Blue Dolphin Energy Company	December 31, 2021 │Page 7

Business

•

Amended Pilot Line of Credit – On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in payments NPS believes Pilot misapplied as part of the Amended Pilot Line of Credit setoff. As of the filing date of this report, the amount remained in dispute between the parties.

From June 2020 to October 2021, Pilot applied payments owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. For the twelve-month periods ended December 31, 2021 and 2020, the tank lease payment setoff totaled $1.9 million and $1.3 million, respectively. The amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.7 million and $1.4 million, respectively, for the twelve months ended December 31, 2021 and 2020.

•

Kissick Debt – Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, LE has made no payments under the subordinated Kissick Debt. Mr. Kissick has taken no action due to the non-payment. As of the filing date of this report, defaults under the Kissick Debt related to payment of past due obligations at maturity.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements, either upon maturity or if accelerated, (ii) LE, LRM, and NPS will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on the trading prices of our Common Stock and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. Management maintains ongoing dialogue with lenders regarding defaults and potential restructuring and refinance opportunities.

Related-Party Defaults

•	Notes and Loan Agreement – As of the filing date of this report, Blue Dolphin was in default concerning past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement. Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits.

Substantial Current Debt

Excluding accrued interest, we had current debt of $63.0 million and $57.7 million, respectively, as of December 31, 2021 and 2020. Current debt consists of bank debt, investor debt, and related party debt. Although the line of credit payable to Pilot fell within current debt during 2021, the Pilot debt was repaid in October 2021. Substantial current debt is primarily the result of secured loan agreements being in default. As a result, these debt obligations were classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2021 and 2020.

Margin Volatility

Crude oil refining is primarily a margin-based business. To improve margins, we must maximize yields of higher value finished petroleum products and minimize costs of feedstocks and operating expenses. When the spread between these commodity prices decreases, our margins are negatively affected. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally results in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. The effect of crude oil commodity price changes on our finished petroleum product commodity prices therefore depends, in part, on how quickly and how fully the market adjusts to reflect these changes. Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.

Since the beginning of 2020, the COVID-19 pandemic disrupted economies around the world, including the oil and gas industry in which we operate. The rapid spread of the virus led to the implementation of various responses, including federal, state, and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures. Actions by members of OPEC and other producer countries in 2020 concerning oil production and pricing significantly impacted supply and demand in global oil and gas markets, which impacted our operational and financial performance. In particular, we experienced net losses due to unfavorable margins per bbl and significantly lower sales volume due to significant refinery downtime. Global oil prices and refined product demand recovered somewhat in 2021 compared to 2020 as COVID-19 cases stabilized, mortality rates decreased, and availability and inoculation rates of vaccines increased. However, recovery of jet fuel demand lagged that of other refined products as airline travel restrictions and consumer hesitancy to fly during the pandemic continued. Despite the uptick in market conditions during the second half of 2021, overall, we experienced operating and net losses due to unfavorable margins and lower sales volume, which affected our liquidity. Cash constraints adversely impacted the frequency of crude oil acquisition, debt payments, and abandonment of pipeline and facilities assets.

Blue Dolphin Energy Company	December 31, 2021 │Page 8

Business

The extent to which the continued COVID-19 pandemic will impact our operations depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning variants, actions taken to contain the spread of COVID-19 and treat its impact, and the availability and acceptance of vaccines to mitigate such spread, among others.

In February 2022, Russia invaded neighboring Ukraine. The conflict has caused turmoil in global markets, resulting in higher oil prices, and injected even more uncertainty into a worldwide economy recovering from the effects of COVID-19. Given the evolving conflict, there are many unknown factors and events that could materially impact our operations.

The Russian conflict with Ukraine and the COVID-19 pandemic continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Operating Risks

Successful execution of our business strategy depends on several critical factors, including having adequate working capital to meet contractual, operational, regulatory, and safety needs and having favorable margins on refined products. The COVID-19 pandemic continues to evolve, and the extent to which the pandemic may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Management continues to take steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a volatile commodity price environment. Mitigation steps include: adjusting throughput and production based on market conditions, optimizing receivables and payables by prioritizing payments, optimizing inventory levels based on demand, monitoring discretionary spending, and delaying capital expenditures. To safeguard personnel, we adopted remote working where possible and social distancing, mask-wearing, and other site-specific precautionary measures where on-site operations are required. We also incentivize personnel to receive the COVID-19 vaccine.

We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if third parties exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Downstream Operations

The refinery operations business segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility • Crude distillation tower (15,000 bpd) • Petroleum storage tanks • Loading and unloading facilities • Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Crude Oil and Condensate Supply. Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Tartan. The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil. After that, the Crude Supply Agreement automatically renews for successive one-year terms (each such term, a renewal term). Either party may provide the other with notice of non-renewal at least 60 days before the expiration of any renewal term. As of December 31, 2021, we received 9.0 million bbls, or 36%, of the contracted total volume under the Crude Supply Agreement.

Pilot and Tartan store jet fuel and crude oil, respectively, at the Nixon facility under two terminal services agreements: (i) a Terminal Services Agreement dated as of May 2019 (covering Tank Nos. 67, 71, 72, 73, 77, and 78) for jet fuel and (ii) a Terminal Services Agreement dated as of June 1, 2019 (covering Tank Nos. 1 and 56) for crude oil. Under both terminal services agreements, Pilot and Tartan store product at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity.  The terminal services agreements renew on a one-year evergreen basis.  Either party may terminate the terminal services agreements by providing the other party 60 days prior written notice.  The terminal services agreements will automatically terminate upon expiration or termination of the Crude Supply Agreement.

From June 2020 to October 2021, Pilot applied payments owed to NPS under the above referenced terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. For the twelve-month periods ended December 31, 2021 and 2020, the tank lease payment setoff totaled $1.9 million and $1.3 million, respectively.

Blue Dolphin Energy Company	December 31, 2021 │Page 9

Business

The amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.7 million and $1.4 million, respectively, for the twelve months ended December 31, 2021 and 2020. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (11)” and “Note (17)” to our consolidated financial statements for more information related to the Amended Pilot Line of Credit.

Our financial health has been materially and adversely affected by defaults in our secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital deficits. If Pilot or Tartan terminate the Crude Supply Agreement or terminal services agreements, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs. During the twelve-month periods ended December 31, 2021 and 2020, the refinery experienced 23 days and 42 days of downtime, respectively. During the same time periods, 13 days and 20 days, respectively, related to lack of crude associated with cash constraints.

Products and Markets. Our market is the Gulf Coast region of the U.S., which the EIA represents as Petroleum Administration for Defense District 3 (PADD 3). We sell our products primarily in the U.S. within PADD 3. We also occasionally sell refined products to customers that export to Mexico.

The Nixon refinery’s product slate is moderately adjusted based on current market demand. We produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO. We sell our jet fuel to an Affiliate, which is HUBZone certified. The product sales agreement with the Affiliate has a 1-year term expiring upon the earliest to occur of March 31, 2023, plus 30-day carryover or delivery of the maximum quantity of jet fuel. Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

Customers. Customers for our refined products include distributors, wholesalers, and refineries primarily in the lower portion of the Texas Triangle (the Houston - San Antonio - Dallas/Fort Worth area). We have bulk term contracts in place with most of our customers, including month-to-month, six months, and up to one-year terms. Nearly all of our contracts require customer prepayments and the sale of fixed or minimum quantities of finished and intermediate petroleum products. Many of these arrangements are subject to periodic renegotiation on a forward-looking basis, which could result in higher or lower relative commodity prices on future refined product sales.

Competition. Most of our competitors are significantly larger than us. They have greater access to resources that allow them to compete on a national and international level. In addition, they can respond more quickly to market fluctuations. We compete primarily based on cost. Due to the low complexity of our simple “topping unit” refinery, we can be relatively nimble in adjusting our refined products slate due to shifting commodity prices, market demand, and operating costs.

Safety and Downtime. We operate the refinery in a manner that is materially consistent with industry safety practices and standards. EPA, OSHA, and comparable state and local regulatory agencies provide oversight for personnel safety, process safety management, and risk management to prevent or minimize the accidental release of toxic, reactive, flammable, or explosive chemicals. Most of our storage tanks are equipped with emissions monitoring devices. We also have response and control plans in place for spill prevention and emergencies.

The Nixon refinery periodically undergoes planned and unplanned temporary shutdowns. We typically complete a planned turnaround annually to repair, restore, refurbish, or replace refinery equipment. Occasionally, unplanned shutdowns occur. Unplanned downtime can occur for a variety of reasons; however, common reasons for unplanned downtime include repair/replacement of disabled equipment, crude deficiencies associated with cash constraints, high temperatures, and power outages. The Nixon refinery did not incur significant damage due to Winter Storm Uri in the first quarter of 2021. However, the facility lost external power for 10 days due to the storm.

We are particularly vulnerable to operation disruptions because all our refining operations occur at a single facility. Any scheduled or unscheduled downtime results in lost margin opportunity, reduced refined products inventory, and potential increased maintenance expense, all of which could reduce our ability to meet our payment obligations.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 10

Business

Midstream Operations

The tolling and terminaling business segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility • Petroleum storage tanks • Loading and unloading facilities	Crude Oil Refined Products	LRM, NPS	Nixon, Texas

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

Operations Safety. Our midstream operations are conducted in a manner materially consistent with industry safety practices and standards. EPA, OSHA, and comparable state and local agencies provide regulatory oversight. We have the appropriate emergency response and spill prevention and control plans in place.

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties. These assets are inactive. We account for these inactive operations in ‘corporate and other.’ We fully impaired our pipeline assets in 2016 and our oil and gas leasehold interests in 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the twelve months ended December 31, 2021 and 2020.

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

Insurance and Risk Management

Our operations are subject to significant hazards and risks inherent in crude oil and condensate refining operations, as well as the transportation and storage of crude oil and condensate and refined products. We have property damage, business interruption, and pollution liability coverages at the Nixon facility. Business interruption coverage is for 24 months from the date of the loss, subject to a deductible with a 45-day waiting period. Pollution liability provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period. The pollution policy is subject to a retention and deductible and contains discovery requirements, reporting requirements, exclusions, definitions, conditions, and limitations that could apply to a particular pollution claim. As a result, there can be no assurance such claim will be adequately insured for all potential damages.

Additional coverage includes umbrella, excess liability, workers’ compensation, directors’ and officers’ liability, environmental liability, and other business risks. These coverages are supported by safety and other risk management programs. Our insurance program may not cover all operational risks and costs and may not provide sufficient coverage in the event of a claim. We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Losses in excess of our insurance coverage or cancellation of policies could have a material adverse effect on our business, financial condition, and results of operations.

Blue Dolphin Energy Company	December 31, 2021 │Page 11

Business

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

Website Access to Reports and Other Information

We make certain filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, which are available free of charge through the SEC’s website (http://www.sec.gov) or through our website (http://www.blue-dolphin-energy.com), as soon as reasonably practicable after they are filed with the SEC. We have also posted our Code of Business Ethics, board committee charters and other corporate governance documents on our website. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Human Capital Management

General. Our operations and activities are managed by an Affiliate. We do not have any employees. As of December 31, 2021, 89 employees of the Affiliate provided support for our operations pursuant to the Amended and Restated Operating Agreement. None of these employees were covered by collective bargaining agreements. Under the Amended and Restated Operating Agreement, the Affiliate operates and manages all of our properties.

Safety, Health, and Wellness. We must comply with a number of federal and state laws and regulations related to safety that protect the health and safety of our workforce. We operate a safety and health program with participation by personnel at all levels of the organization. Despite our efforts to achieve excellence in our safety and health performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities.

We have developed and implemented a COVID-19 mitigation plan based on CDC and state health guidelines. This plan includes the implementation of health-screening protocols, elevated cleaning measures, reduced shared spaces, the purchase of masks for all personnel for use when social-distancing measures are not possible, and providing work-from-home support to facilitate remote working. Although vaccines have not been mandated, we have actively communicated updates to our workforce regarding vaccine availability and have encouraged eligible personnel to get vaccinated.

Inclusion and Diversity. We are evaluating measures to put in place that track our progress with regard to diversity and inclusion.

Government Regulations

General. Our operations are subject to extensive and frequently changing federal, state, and local laws, regulations, permits, and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern obtaining and maintaining construction and operating permits, the emission and discharge of pollutants into or onto the land, air, and water, the handling and disposal of solid, liquid, and hazardous wastes and the remediation of contamination. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate, and upgrade equipment and facilities. Failure to comply with these laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, or other waste products into the environment. These requirements may also significantly affect our customers’ operations and may have an indirect effect on our business, financial condition, and results of operations. However, we do not expect such effects will have a material impact on our financial position, results of operations, or liquidity.

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

The EPA has undertaken significant regulatory initiatives under authority of the Clean Air Act’s NSR/PSD program to further reduce emissions of volatile organic compounds, nitrogen oxides, sulfur dioxide, and particulate matter. These regulatory initiatives have been targeted at industries with large manufacturing facilities that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of these initiatives is the EPA’s assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations, which result in emission increases above threshold limits. As part of this ongoing NSR/PSD regulatory initiative, the EPA has consent decrees with several refiners that require refiners to make significant capital expenditures to install emissions control equipment at selected facilities. We are not under a consent decree. If selected, as a small refiner we do not expect any additional requirements to have a material impact on our financial position, results of operations, or liquidity.

Blue Dolphin Energy Company	December 31, 2021 │Page 12

Business

The EPA strengthened the NAAQS for ground-level ozone to 70 parts per billion in 2015 from the 75-parts per billion level set in 2008. To implement the revised ozone NAAQS, all states will need to review their existing air quality management infrastructure State Implementation Plan for ozone and ensure it is appropriate and adequate. Where areas remain in ozone non-attainment or come into ozone non-attainment as a result of the revised NAAQS, it is likely that additional planning and control obligations will be required. States may impose additional emissions control requirements on stationary sources, changes in fuels specifications, and changes in fuels mix and mobile source emissions controls. The ongoing and potential future requirements imposed by states to meet the ozone NAAQS could have direct impacts on terminaling facilities through additional requirements and increased permitting costs and could have indirect impacts through changing or decreasing fuel demand.

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

Blue Dolphin Energy Company	December 31, 2021 │Page 13

Business

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

We are required by BOEM to: (i) maintain acceptable financial assurance (pipeline bonds) for the decommissioning of our assets offshore in federal waters and (ii) decommission these assets following a certain period of inactivity. As of December 31, 2021, we maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM. At December 31, 2021 and 2020, BDPL maintained $3.5 million and $2.4 million, respectively, in AROs related to abandonment of these assets. See “Part I, Item 1A. Risk Factors” for additional disclosures related to idle iron decommissioning requirements for our pipelines and facilities assets and related risks.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 14

Risk Factors

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

A.	Risks Related to Our Business and Industry

A1.

Uncertainty exists regarding the impact of current and future sanctions imposed by governments and other authorities, including the United States, the European Union, and the United Kingdom in response to Russia’s invasion of Ukraine.

Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs for crude oil, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

A2.	We face numerous risks related to the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Since the beginning of 2020, the COVID-19 pandemic disrupted economies around the world, including the oil and gas industry in which we operate. The rapid spread of the virus led to the implementation of various responses, including federal, state, and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures. Actions by members of OPEC and other producer countries in 2020 concerning oil production and pricing significantly impacted supply and demand in global oil and gas markets, which impacted our operational and financial performance. In particular, we experienced net losses due to unfavorable margins per bbl and significantly lower sales volume due to significant refinery downtime. Global oil prices and refined product demand recovered somewhat in 2021 compared to 2020 as COVID-19 cases stabilized, mortality rates decreased, and availability and inoculation rates of vaccines increased. However, recovery of jet fuel demand lagged that of other refined products as airline travel restrictions and consumer hesitancy to fly during the pandemic continued. Despite the uptick in market conditions during the second half of 2021, overall, we experienced operating and net losses due to unfavorable margins and lower sales volume, which affected our liquidity. Cash constraints adversely impacted the frequency of crude oil acquisition, debt payments, and abandonment of pipeline and facilities assets.

The extent to which the continued COVID-19 pandemic will impact our operations depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning variants, actions taken to contain the spread of COVID-19 and treat its impact, and the availability and acceptance of vaccines to mitigate such spread, among others.

Some factors from the continued COVID-19 pandemic that could have an adverse effect on our business, financial condition, liquidity, and results of operations, include:

•	third-party effects, including contractual and counterparty risk;
•	supply/demand market and macro-economic forces;
•	lower commodity prices;
•	unavailable storage capacity and operational effects, including curtailments and shut-ins;
•	decreased utilization and rates for our assets and services;
•	impact on liquidity and access to capital markets;
•	workforce reductions and furloughs; and
•	federal, state, and local actions.

The COVID-19 pandemic continues to evolve, and the extent to which the pandemic may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence. Additionally, the extent and duration of the impact of COVID-19 pandemic on our Common Stock price is uncertain and may make us look less attractive to investors and, as a result, there may be a less active trading market for our Common Stock, our Common Stock price may be more volatile, and our ability to raise capital could be impaired.

Blue Dolphin Energy Company	December 31, 2021 │Page 15

Risk Factors

A3.	Management has determined that there is, and the report of our independent registered public accounting firm expresses, substantial doubt about our ability to continue as a going concern.

Management has determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements, margin volatility, and historic net losses and working capital deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. A ‘going concern’ opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern depends on sustained positive operating margins and having working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. Without positive operating margins and working capital, our business will be jeopardized, and we may not be able to continue. If we are unable to make required debt payments, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs, or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations, including potentially filing for bankruptcy.

A4.

We have inadequate liquidity to sustain operations due to defaults under our secured loan agreements, substantial current debt, margin volatility, historic net losses and working capital deficits, any of which could have a material adverse effect on us.

We had $78.5 million and $72.3 million in working capital deficits at December 31, 2021 and 2020, respectively. Excluding the current portion of long-term debt, we had $15.5 million and $22.6 million in working capital deficits at December 31, 2021 and 2020, respectively. Cash and cash equivalents totaled $0.01 and $0.5 million at December 31, 2021 and 2020, respectively. Restricted cash (current portion) totaled $0.05 million at both December 31, 2021 and 2020. Restricted cash, noncurrent totaled $0 and $0.5 million at December 31, 2021 and 2020, respectively.

We currently rely on revenue from operations, including sales of refined products and rental of petroleum storage tanks, Affiliates, and financing to meet our liquidity needs. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and expanding the Nixon facility through capital expenditures, and (v) meeting regulatory compliance mandates. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.

Due to defaults under our secured loan agreements, substantial current debt, margin volatility, historic net losses and working capital deficits, we have inadequate liquidity to sustain operations. We continue to actively explore additional financing to meet working capital needs or refinance and restructure debt. During the twelve months ended December 31, 2021 and 2020, we successfully secured $10.5 million and $0.3 million, respectively, in working capital through CARES Act loans. In addition, subsequent to the period covered by this report, we secured an additional $1.5 million in working capital through modification of the existing BDEC Term Loan Due 2051. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. If we are unable to raise sufficient additional capital, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, such as from COVID-19, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seek bankruptcy protection, or cease operating.

A5.

Our substantial current debt, which is included in the current portion of long-term debt (in default) and long-term debt, related party (in default), could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

Substantial current debt is primarily the result of secured loan agreements being in default. As a result, these debt obligations were classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2021 and 2020. Excluding accrued interest, we had current debt of $63.0 million and $57.7 million, respectively, as of December 31, 2021 and 2020.

Current debt consists of bank debt, investor debt, and related party debt. Although the line of credit payable to Pilot fell within current debt during 2021, the Pilot debt was repaid in October 2021. For the twelve-months ended December 31, 2021 and 2020, principal and interest payments to Veritex were $0.6 million and $0.9 million, respectively. For the twelve-months ended December 31, 2021, interest only payments to GNCU were $0.01 million. As of the filing date of this report, NPS was in default under the NPS Term Loan Due 2031 for failing to satisfy financial covenants. For both twelve-month periods ended December 31, 2021, and 2020, principal and interest payments to John Kissick and related parties were $0. From June 2020 to October 2021, Pilot applied payments owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. For the twelve-month periods ended December 31, 2021 and 2020, the tank lease payment setoff totaled $1.9 million and $1.3 million, respectively.

Blue Dolphin Energy Company	December 31, 2021 │Page 16

Risk Factors

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

A6.	Our ability to regain compliance with the terms of our outstanding indebtedness depends on us generating sufficient cash flow to meet debt service obligations or refinancing or restructuring the debt.

As described elsewhere in this report, we are in default under our secured loan agreements with third parties and related parties, as follow:

•

Veritex – At December 31, 2021, and as of the filing date of this report, LE and LRM were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make required monthly principal and interest payments and failing to satisfy financial covenants. In addition, LE was in default under the LE Term Loan Due 2034 for failing to replenish a $1.0 million payment reserve account.

•

GNCU – For the twelve-months ended December 31, 2021, interest only payments to GNCU were $0.01 million. As of the filing date of this report, NPS was in default under the NPS Term Loan Due 2031 for failing to satisfy financial covenants.

•

Pilot – On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in payments NPS believes Pilot misapplied as part of the Amended Pilot Line of Credit setoff. As of the filing date of this report, the amount remained in dispute between the parties. We were in default prior to repayment. From June 2020 to October 2021, Pilot applied payments owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. For the twelve-month periods ended December 31, 2021 and 2020, the tank lease payment setoff totaled $1.9 million and $1.3 million, respectively.

•

Kissick Debt – Pursuant to a 2015 subordination agreement, the holder of the Kissick Debt agreed to subordinate their right to payments from LE, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, no payments have been made under the subordinated Kissick Debt and the holder of the Kissick Debt has taken no action as a result of the non-payment. As of the filing date of this report, defaults under the Kissick Debt related to payment of past due obligations at maturity.

•

Related Party Debt – Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits. Related party debt, which is currently in default, represents such working capital borrowings. As of the filing date of this report, defaults under related-party debt were associated with payment of past due obligations at maturity.

Defaults under our secured loan agreements permit third parties to declare the amounts owed under certain loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with secured loan agreements with third parties and related parties was classified within the current portion of long-term debt (in default) and long-term debt, related party (in default) on our consolidated balance sheets at December 31, 2021. The debt associated with secured loan agreements with third parties and related parties was classified within the current portion of long-term debt (in default), long-term debt, related party (in default), and line of credit payable (in default) on our consolidated balance sheets at December 31, 2020.

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

Blue Dolphin Energy Company	December 31, 2021 │Page 17

Risk Factors

A7.	Our business, financial condition, and operating results may be adversely affected by increased costs of capital or a reduction in the availability of credit.

Adverse changes to the availability, terms, cost of capital, interest rates, or our credit ratings (which would have a corresponding impact on the credit ratings of our subsidiaries that are party to any cross-guarantee agreements) could cause our cost of doing business to increase by limiting our access to capital, including our ability to refinance maturing or accelerated existing indebtedness on similar terms. In addition, increased crude acquisition costs could adversely impact our working capital. As a result, we cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may further reduce our expenses and we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) successfully implement our business strategy; (iii) fund certain obligations as they become due; (iv) respond to competitive pressures or unanticipated capital requirements; (v) repay our indebtedness, or (vi) purchase crude oil to operate the Nixon facility. Based on the historical negative cash flows and the continued limited cash inflows in the period subsequent to year end there is substantial doubt about our ability to continue as a going concern.

A8.

Restrictive covenants in our debt instruments may limit our ability to undertake certain types of transactions, which could adversely affect our business, financial condition, results of operations, and our ability to service our indebtedness.

Various covenants in our debt instruments restrict our financial flexibility in a number of ways. Our current indebtedness subjects us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of our debt instruments also require us to satisfy or maintain certain financial condition tests in certain circumstances. Our ability to meet these financial condition tests can be affected by events beyond our control and we may not meet such tests. In addition, a failure to comply with the provisions of our existing debt could result in a further event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Events beyond our control, including the impact of the COVID-19 pandemic and related governmental responses, volatility in commodity prices, and extreme weather resulting from climate change may affect our ability to comply with our covenants. If we are unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full. In addition, loans provided or guaranteed by the U.S. government, including pursuant to the CARES Act, subject us to additional restrictions on our operations, including limitations on personnel headcount and compensation reductions and other cost reduction activities that could adversely affect us.

A9.

Affiliates hold a significant ownership interest in us and exert significant influence over us, and their interests may conflict with the interests of our other stockholders; and affiliate transactions may cause conflicts of interest that may adversely affect us.

We have an indirect controlling stockholder. As a related party of an Affiliate, Jonathan Carroll indirectly owned 82% of the voting power of our Common Stock as of the filing date of this report, and by virtue of such stock ownership, Mr. Carroll can control or exert substantial influence over us, including:

•	Election and appointment of directors;
•	Business strategy and policies;
•	Mergers and other business combinations;
•	Acquisition or disposition of assets;
•	Future issuances of Common Stock or other securities; and
•	Incurrence of debt or obtaining other sources of financing.

Blue Dolphin Energy Company	December 31, 2021 │Page 18

Risk Factors

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

A10.	The dangers inherent in oil and gas operations could expose us to potentially significant losses, costs, or liabilities, and reduce our liquidity.

Oil and gas operations are inherently subject to significant hazards and risks. We process, store, and handle crude oil and condensate, which, under certain circumstances, can be extremely dangerous. Hazards and risks related to the Nixon facility include, but are not limited to, catastrophic events caused by fires, explosions, pressure vessel ruptures, spills, third-party interference, electricity, and mechanical breakdown, any of which could result in interruption or termination of operations, pollution, personal injury and death, or damage to our assets and the property of others.

Offshore operations are also subject to a variety of operating risks peculiar to the marine environment. Although our pipeline assets and leasehold interests in oil and gas wells are inactive, natural disasters and other events, such as hurricanes, can result in blowouts, cratering, explosions, and loss of well control. These hazards can cause injury to persons, loss of life, and damage to property or the environment.

Any of these risks could result in substantial losses to us from a significant decrease in operations, significant additional costs to replace, repair, and insure assets, and from potential civil lawsuits, fines, penalties, and regulatory enforcement proceedings. We may also become subject to more extensive governmental regulation. These regulations may, in certain circumstances, impose strict liability for pollution damage or result in the interruption or termination of operations. These risks could also harm our reputation and business, result in claims against us, and have a material adverse effect on our results of operations and financial condition.

A11.	The geographic concentration of our assets creates a significant exposure to the risks of the regional economy and other regional adverse conditions.

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

A12.	Competition from companies having greater financial and other resources could materially and adversely affect our business and results of operations.

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

Blue Dolphin Energy Company	December 31, 2021 │Page 19

Risk Factors

A13.

Environmental laws and regulations could require us to make substantial capital expenditures to remain in compliance or to remediate current or future contamination that could give rise to material liabilities.

Our operations are subject to a variety of federal, state, and local environmental laws and regulations relating to the protection of the environment and natural resources, including those governing the emission or discharge of pollutants into the environment, product specifications and the generation, treatment, storage, transportation, disposal, and remediation of solid and hazardous wastes. Violations of these laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns.

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

The Nixon facility operates under several federal and state permits, licenses, and approvals with terms and conditions that contain a significant number of prescriptive limits and performance standards. These permits, licenses, approvals, limits, and standards require a significant amount of monitoring, record keeping and reporting to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties, and injunctive relief. Additionally, there may be times when we are unable to meet the standards and terms and conditions of our permits, licenses, and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on our ability to operate our facilities, and accordingly our financial performance.

A14.

We are subject to strict laws and regulations regarding personnel and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition, and profitability.

We are subject to the requirements of OSHA, and comparable state statutes that regulate the protection, health, and safety of workers, and the proper design, operation, and maintenance of our equipment. In addition, OSHA and certain other environmental regulations require that we maintain information about hazardous materials used or produced in our operations and that we provide this information to personnel and state and local governmental authorities. Failure to comply with these requirements, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, may result in significant fines or compliance costs, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January 29, 2020 to March 2, 2020. The proposed agreed order assesses an administrative penalty of approximately $0.4 million and identifies actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount. However, we recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheet as of December 31, 2021.

A15.

Our insurance policies do not cover all losses, costs, or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

Our insurance program may not cover all operational risks and costs and may not provide sufficient coverage in the event of a claim. We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance, failure by one or more of our insurers to honor its coverage commitments for an insured event, or losses in excess of our insurance coverage could have a material adverse effect on our business, financial condition, and results of operations.

There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and factors impacting cost and availability include: (i) losses in our industries, (ii) natural disasters, (iii) specific losses incurred by us, and (iv) inadequate investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed, we may not be able to continue our present limits of insurance coverage, obtain sufficient insurance capacity to adequately insure our risks, or we may be unable to obtain and maintain adequate insurance at a reasonable cost. There is no assurance that our insurers will renew their insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which we suffer significant losses or cancellation of insurance policies could have a material adverse effect on our business, financial condition, and results of operations.

Blue Dolphin Energy Company	December 31, 2021 │Page 20

Risk Factors

A16.	Our ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation.

Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).

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

At December 31, 2021 and 2020, management determined that cumulative losses incurred over the prior three-year period provided significant objective evidence that limited the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a full valuation allowance against the deferred tax assets as of December 31, 2021 and 2020.

A17.	We may not be able to keep pace with technological developments in our industry.

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

A18.	A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. For example, Russia’s recent invasion of Ukraine and resulting sanctions and export controls by the United States and other countries could have wide-ranging impacts that have yet to be identified. Given the evolving geopolitical situation, there are many unknown factors and events that could materially impact our operations, which may be temporary or permanent in nature. These tensions also create heightened risk of a terrorist attack or armed conflict involving the United States. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our production and causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations or the operations of our customers’ is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

A19.	We face various risks associated with increased activism against oil and natural gas companies.

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

Blue Dolphin Energy Company	December 31, 2021 │Page 21

Risk Factors

A20.	Our business could be negatively affected by security threats.

A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation or financial loss. Our industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, processing, and financial activities. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers, and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss from remedial actions, loss of business, disruption of operations, damage to our reputation or potential liability. Also, computers control nearly all the oil and gas distribution systems in the United States and abroad, which are necessary to transportation our production to market. A cyberattack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions. Cyber incidents have increased, and the United States government has issued warnings indicating that energy assets may be specific targets of cybersecurity threats. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Further, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.

A21.	An outbreak of another highly infectious or contagious disease could adversely affect the combined company’s business, financial condition, and results of operations.

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

A22.	Potential impairment in the carrying value of long-lived assets could negatively affect our operating results.

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

In this challenging business environment, we continuously monitor our assets for impairment, as well as optimization opportunities. We recorded an impairment of $1.1 million related to asset retirement costs for our pipeline/platform assets as of December 31, 2021. An additional impairment may be required in future periods if instabilities in the market continue long-term, losses continue to be material, or as new opportunities arise, such as reconfiguration of the Nixon refinery into a renewable fuels facility.

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

Blue Dolphin Energy Company	December 31, 2021 │Page 22

Risk Factors

B.	Risks Related to Our Operations

B1.

Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital.

Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. Our financial results are primarily affected by the relationship between our crude oil and condensate acquisition costs, the commodity prices at which we ultimately sell our refined products, and the volume of refined products that we sell, all of which depend upon numerous factors beyond our control. The commodity prices at which we sell our refined products are strongly influenced by the commodity price of crude oil. If crude oil commodity prices increase, our ‘refinery operations’ business segment margins will fall unless we can pass along these commodity price increases to our wholesale customers. Increases in the selling prices for refined products typically trail the rising crude oil cost and may be difficult to implement when crude oil costs increase dramatically over a short period. Sharp decreases in refined product market demand, such as the record low demand that has occurred because of widespread COVID-19 related travel restrictions, can adversely affect our refining margins.

B2.	The commodity price volatility of crude oil, other feedstocks, refined products, and fuel and utility services may have a material adverse effect on our earnings, cash flows, and liquidity.

Crude oil refining is primarily a margin-based business. To improve margins, we must maximize yields of higher value finished petroleum products and minimize costs of feedstocks and operating expenses. When the spread between these commodity prices decreases, our margins are negatively affected. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally results in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. The effect of crude oil commodity price changes on our finished petroleum product commodity prices therefore depends, in part, on how quickly and how fully the market adjusts to reflect these changes. Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.

The markets and commodity prices for crude oil and condensate and our finished products have historically been volatile, are likely to continue to be volatile, and depend on factors beyond our control. These factors include:

•	the level of domestic and offshore production;
•	the availability of crude oil and U.S. and global demand for this commodity;
•	a general downturn in economic conditions;
•	the impact of weather, including abnormally mild or extreme winter or summer weather that cause lower or higher energy usage for heating or cooling purposes, respectively, or extreme weather that may disrupt our operations or related upstream or downstream operations;
•	actions taken by foreign oil and gas producing and importing nations, including the ability or willingness of OPEC and OPEC+ to set and maintain pricing and production levels for oil, which, for example, had a pronounced effect on global commodity prices for crude oil and the volatility thereof in 2020 during the onset and spread of the COVID-19 pandemic;
•	the availability of local, intrastate, and interstate transportation systems;
•	conflicts, such as Russia’s invasion of Ukraine;
•	the availability and marketing of competitive fuels; and
•	the extent of governmental regulation and taxation.

B3.	Our future success depends on our ability to acquire sufficient levels of crude oil on favorable terms to operate the Nixon refinery.

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. Although we have no crude oil reserves and are not engaged in the exploration or production of crude oil, we believe that we can obtain adequate crude oil and other feedstocks at generally competitive commodity prices for the foreseeable future. We have a long-term crude supply agreement in place with Tartan. The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil. After that, the Crude Supply Agreement automatically renews for successive one-year terms. Either party may provide the other with notice of non-renewal at least 60 days before the expiration of any renewal term. As of December 31, 2021, we received 9.0 million bbls, or 36%, of the contracted total volume under the Crude Supply Agreement.

Pilot and Tartan store jet fuel and crude oil, respectively, at the Nixon facility under two terminal services agreements: (i) a Terminal Services Agreement dated as of May 2019 (covering Tank Nos. 67, 71, 72, 73, 77, and 78) for jet fuel and (ii) a Terminal Services Agreement dated as of June 1, 2019 (covering Tank Nos. 1 and 56) for crude oil. Under both terminal services agreements, Pilot and Tartan store product at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity.  The terminal services agreements renew on a one-year evergreen basis.  Either party may terminate the terminal services agreements by providing the other party 60 days prior written notice.  The terminal services agreements will automatically terminate upon expiration or termination of the Crude Supply Agreement.

Blue Dolphin Energy Company	December 31, 2021 │Page 23

Risk Factors

B4.

Failure to acquire crude oil and condensate when needed could have a material effect on our ability to operate the Nixon facility at the desired rate, which could have a material adverse effect on our financial condition, results of operations, liquidity, and cash flows.

Given the large dollar amount required to make crude oil purchases, liquidity constraints could cause us to delay purchases of crude oil or otherwise acquire less than the desired amounts. This, in turn, could cause us to operate the Nixon facility at a lower rate on a bpd basis to meet customer demand. During the twelve-month period ended December 31, 2021, the refinery experienced 13 days of downtime due to lack of crude associated with cash constraints. Failure to operate the Nixon facility at the desired run rate, or at all, could adversely affect our profitability and cash flows.

B5.	Downtime at the Nixon refinery could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.

The Nixon refinery periodically undergoes planned and unplanned temporary shutdowns. We typically complete a planned turnaround annual to repair, restore, refurbish, or replace refinery equipment. Occasionally, unplanned shutdowns occur. Unplanned downtime can occur for a variety of reasons; however, common reasons for unplanned downtime include repair/replacement of disabled equipment, crude deficiencies associated with cash constraints, high temperatures, and power outages. We are particularly vulnerable to operation disruptions because all our refining operations occur at a single facility. Any scheduled or unscheduled downtime results in lost margin opportunity, reduced refined products inventory, and potential increased maintenance expense, all of which could reduce our ability to meet our payment obligations.

During the twelve-month period ended December 31, 2021, the refinery experienced 23 days of downtime – 13 days due to lack of crude associated with cash constraints and 10 days related to utility failure during Winter Storm Uri. During the twelve-month period ended December 31, 2020, the refinery experienced 42 days of downtime – 20 days due to lack of crude associated with cash constraints, 13 days for a planned turnaround, and 9 days for equipment repairs and maintenance. Any scheduled or unscheduled downtime will result in lost margin opportunity, potential increased maintenance expense, and a reduction of refined products inventory, which could reduce our ability to meet our payment obligations.

B6.

We may have capital needs for which internally generated cash flows and external financing are inadequate. Affiliates may, but are not required to, fund our working capital requirements in such instances.

We have historically relied on Affiliates for funding when revenue from operations and availability under bank facilities were insufficient to meet our liquidity and working capital needs. We reflect such borrowings in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party. At both December 31, 2021 and 2020, accounts payable, related party totaled $0.2 million. At December 31, 2021 and 2020, long-term debt, related party, current portion (in default) and accrued interest payable, related party totaled $23.5 million and $18.8 million, respectively.

If we are unable to generate sufficient cash flows or otherwise secure sufficient liquidity from Affiliates or external financing, we may not be able to meet our short- and long-term working capital needs. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and expanding the Nixon facility through capital expenditures, and (v) meeting regulatory compliance mandates. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.

There can be no assurance that Affiliates will continue to fund our working capital requirements. If we are unable to generate sufficient working capital or raise additional capital on acceptable terms, or at all, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, such as from COVID-19, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seek bankruptcy protection, or cease operating.

B7.

Our business may suffer if any of the executive officers or other key personnel discontinue employment with us. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain productivity.

Our future success depends on the services of the executive officers and other key personnel and on our continuing ability to recruit, train and retain highly qualified personnel in all areas of our operations. In particular, Jonathan Carroll currently serves as our principal executive, principal financial and principal accounting officer. We are highly dependent on his continued services to execute on our business plan and strategy. Furthermore, our operations require skilled and experienced personnel with proficiency in multiple tasks. Competition for skilled personnel with industry-specific experience is intense, and the loss of these executives or personnel could harm our business. If any of these executives or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business could be materially adversely affected.

Blue Dolphin Energy Company	December 31, 2021 │Page 24

Risk Factors

B8.

Loss of business from, or the bankruptcy or insolvency of, one or more of our significant customers, one of which is an Affiliate, could have a material adverse effect on our financial condition, results of operations, liquidity, and cash flows.

We have bulk term contracts in place with most of our customers, including month-to-month, six months, and up to one-year terms. Certain of our contracts require our customers to prepay and us to sell fixed quantities and/or minimum quantities of finished and intermediate petroleum products. Many of these arrangements are subject to periodic renegotiation on a forward-looking basis, which could result in higher or lower relative commodity prices on future sales of our refined products.

Our customers have a variety of suppliers to choose from. As a result, they can make substantial demands on us, including demands for more favorable product pricing or contractual terms. Our ability to maintain strong relationships with our principal customers is essential to our future performance. Our operating results could be harmed if a key customer is lost, reduces their order quantity, requires us to reduce our commodity prices, is acquired by a competitor, or suffers financial hardship. Additionally, our profitability could be adversely affected if there is consolidation among our customer base and our customers command increased leverage in negotiating commodity prices and other terms of sale. We could decide not to sell our refined products to a certain customer if, because of increased leverage, the customer pressures us to reduce our pricing such that our gross profits are diminished, which could result in a decrease in our revenue. Consolidation may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors, and cancellations of orders, each of which could harm our operating results. Loss of business from, or the bankruptcy or insolvency of, one or more of our major customers could similarly affect our financial condition, results of operations, liquidity, and cash flows.

One of our significant customers is LEH, an Affiliate. Due to a HUBZone certification, the Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms. The Affiliate accounted for 29.9% and 28.7% of total revenue from operations for the twelve months ended December 31, 2021, and 2020, respectively. The Affiliate represented $0 in accounts receivable at both December 31, 2021, and 2020, respectively.

Twelve Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at December 31,

December 31, 2021	3	71.9%	$0
December 31, 2020	3	70.8%	$0

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

B11.	Our refining operations and customers are primarily located within the Eagle Ford Shale and changes in the supply/demand balance in this region could result in lower refining margins.

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

Blue Dolphin Energy Company	December 31, 2021 │Page 25

Risk Factors

B12.

Severe weather or other events affecting our facilities, or those of our vendors, suppliers, or customers could have a material adverse effect on our liquidity, business, financial condition, and results of operations.

Our operations are subject to all of the risks and operational hazards inherent in receiving, handling, storing, and transferring crude oil and petroleum products, including: damages to facilities, related equipment and surrounding properties caused by severe weather (such as extreme cold or hot temperatures, hurricanes, floods, and other natural disasters) or other events (such as equipment malfunctions, mechanical or structural failures, explosions, fires, spills, or acts of terrorism) at our facilities or at third-party facilities on which our operations are dependent could result in severe damage or destruction to our assets or the temporary or permanent shut-down of our operations. If we are unable to operate, our liquidity, business, financial condition, and results of operations could be materially affected.

B13.

Regulatory changes, as well as proposed measures that are reasonably likely to be enacted, to reduce greenhouse gas emissions could require us to incur significant costs or could result in a decrease in demand for our refined products, which could adversely affect our business.

Scientific studies conclusively show that, in the absence of human intervention, the rate of increase of carbon dioxide in the atmosphere will significantly increase in the next 100 years. This increase in carbon dioxide has enhanced the Earth’s natural greenhouse effect, resulting in global warming. Higher concentrations of greenhouse gases in the atmosphere can produce changes in climate with significant physical effects, including increased frequency and severity of storms, floods, and other extreme weather events that could affect our operations. Increased concern over the effects of climate change have begun to affect our competition and customers’ energy strategies, consumer consumption patterns, and government and private sector alternative energy initiatives. Changing customer sentiment towards renewable and sustainable energy products may reduce demand for our products, and an excess of supply over demand could reduce fossil fuel prices. In addition, if we fail to stay in step with the pace and extent of the market shift we could impact future earnings; if we move too fast we risk investing in technologies, markets, and low-carbon products that will be unsuccessful These factors could also have a material adverse effect on our business, financial condition, and results of operations.

Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases, such as carbon dioxide and methane, including proposals to: (i) establish a Cap-and-Trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate greenhouse gases under the existing federal CAA. The EPA has already adopted regulations limiting emissions of greenhouse gases from motor vehicles, addressing the permitting of greenhouse gas emissions from stationary sources, and requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources, including refineries. Various states, individually as well as in some cases on a regional basis, have taken steps to control greenhouse gas emissions, including adoption of greenhouse gas reporting requirements, Cap-and-Trade systems, and renewable portfolio standards. Reducing greenhouse gas emissions, including carbon dioxide, has also been a focus of the Biden Administration. In February 2021, the United States rejoined the Paris Agreement, and in April 2021 the Biden Administration announced a new target for the United States to achieve a 50-52 percent reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030. These and similar regulations could require us to incur costs to monitor, report, and reduce greenhouse gas emissions associated with our operations.

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

Blue Dolphin Energy Company	December 31, 2021 │Page 26

Risk Factors

B14.	We may not be successful in integrating or pursuing acquisitions in the future.

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

BDPL historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA. Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The solicitor’s office signaled that BDPL’s adherence to milestones identified in an August 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Decommissioning of these assets was delayed due to our cash constraints associated with historical net losses and the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2021 and 2020. At both December 31, 2021 and 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

C2.	Assessment of civil penalties by BSEE for our failure to decommission pipeline and platform assets within the time periods prescribed.

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE in August 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit pipeline and platform decommissioning permit applications, including a safe boarding plan, by February 2020. BDPL submitted permit applications to BSEE in February 2020 and the USACOE in March 2020. In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL completed the required platform surveys in June 2020. Abandonment operations were delayed due to our cash constraints associated with historical net losses and the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur.

Blue Dolphin Energy Company	December 31, 2021 │Page 27

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2020. At December 31, 2021 and 2020, BDPL maintained $3.5 million and $2.4 million, respectively, in AROs related to abandonment of these assets.

D.	Risks Related to Our Common Stock

D1.	Our stock price has experienced fluctuations and may continue to do so, resulting in a substantial loss in your investment.

The market for our Common Stock has been characterized by volatile prices. As a result, investors in our Common Stock may experience a decrease in the value of their securities, including decreases unrelated to our operating performance or prospects. The market price of our Common Stock is likely to be highly unpredictable and subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include:

•	Quarterly variations in our operating results and achievement of key business metrics.
•	Changes in the global economy and the local economies in which we operate.
•	Our ability to obtain working capital financing.
•	Changes in the federal, state, and local laws and regulations to which we are subject.
•	Market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors.
•	The departure of any of our key executive officers and directors.
•	Future sales of our securities.

D2.	Our stock price may decline due to sales of shares.

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

D3.

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

D4.	Shares eligible for future sale pursuant to Rule 144 may adversely affect the market.

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

Blue Dolphin Energy Company	December 31, 2021 │Page 28

Risk Factors

D5.	We do not expect to pay cash dividends in the foreseeable future and therefore investors should not anticipate cash dividends on their investment.

Under certain of our secured loan agreements, we are restricted from declaring or paying any dividend on our Common Stock without the prior written consent of the lender. We have historically not declared any dividends on our Common Stock and there can be no assurance that cash dividends will ever be paid on our Common Stock.

D6.

We do not currently have a chief financial officer; and failure to maintain effective internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act could result in material weaknesses in our internal controls and have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Sections 302 and 404(a) of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Jonathan Carroll, our Chief Executive Officer, also serves as our principal financial and principal accounting officer. Although we review our internal controls over financial reporting in order to ensure compliance with Section 404 requirements, having a chief financial officer would reduce the likelihood of errors related to the recording, disclosure, and presentation of consolidated financial information in quarterly, annual, and other filings. Material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

As previously reported, for the twelve months ended December 31, 2020, management’s evaluation of our internal controls determined they were ineffective because there was not a process in place for formal review of manual journal entries. In addition, we lacked resources to handle complex accounting transactions. Management took steps during 2020 and 2021 to remediate the identified deficiencies. As a result, for the twelve months ended December 31,2021, management’s evaluation of our internal controls over financial reporting determined they were effective.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 29

Properties and Legal Proceedings

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

An Affiliate operates and manages all our properties under the Amended and Restated Operating Agreement. Our owned facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. We believe that all our properties and facilities are adequate for our operations and that are facilities are adequately maintained. At our corporate headquarters, BDSC leases 7,675 square feet of office space in Houston, Texas. The location and general description of our other properties are described within refinery operations, tolling and terminaling, and inactive operations discussions in “Part I, Item 1. Business”.

BDSC Office Lease Default

In March 2021, BDSC defaulted on the office lease due to non-payment of rent. In May 2021, BDSC and TR 801 Travis LLC (“Building Lessor”) reached an agreement to cure BDSC’s office lease default. Under the terms of a fourth amendment to the office lease, Building Lessor agreed to defer BDSC’s past due obligations, including rent installments and other charges totaling approximately $0.1 million (the “Past Due Obligations”), in equal monthly installments beginning in June 2021, and continuing through lease expiration The Past Due Obligations are subject to an annual percentage rate of 4.50%. BDSC’s monthly base rent including the prorated portion of the Past Due Obligations is $0.02 million.

Building Lessor notified BDSC in an October 11, 2021 letter of a new default under the office lease due to non-payment of rent. As of the filing date of this report, BDSC was in default related to required monthly base rent including Past Due Obligations from April 2021 to March 2022. Default under the office lease permits Building Lessor to declare the amounts owed under the office lease immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under the office lease, including property placed in or upon the leased premises, and exercise any other rights and remedies available. Although BDSC intends to cure the lease default, we can provide no assurance that our efforts will be successful.

See “Part I, Item 1. Business” for additional disclosures related to our properties, leases, decommissioning obligations, and assets pledged as collateral.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in legal matters incidental to the routine operation of our business, such as mechanic’s liens and contract-related disputes. We may also become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

Unresolved Matters

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

BDPL historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA. Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The solicitor’s office signaled that BDPL’s adherence to milestones identified in an August 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Decommissioning of these assets was delayed due to our cash constraints associated with historical net losses and the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur.

Blue Dolphin Energy Company	December 31, 2021 │Page 30

Properties and Legal Proceedings

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2021 and 2020. At both December 31, 2021 and 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January 29, 2020 to March 2, 2020. The proposed agreed order assesses an administrative penalty of approximately $0.4 million and identifies actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount. However, we recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheet as of December 31, 2021.

Pilot Dispute Related to Set-Off Payments. On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in payments NPS believes Pilot misapplied as part of the Amended Pilot Line of Credit setoff. As of the filing date of this report, the amount remained in dispute between the parties.

Defaults under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. See “Part II, Item 8. Financial Statements and Supplementary Data – Notes (1), (3), (10), and (11)” for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations. If third parties exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Counterparty Contract-Related Dispute. As of the filing date of this report, we were involved in a contract-related dispute with Tartan involving a revenue sharing-arrangement for the storage and sale of crude oil. Management is working to resolve the dispute amicably, however, the potential outcome is unknown. Management does not believe that the contract-related dispute will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that management’s efforts will result in a manageable outcome.

Resolved Matters

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 31

Market for Equity, Stockholder Matters and Purchases of Equity Securities

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the OTCQX U.S. tier of the OTC Markets under the ticker symbol “BDCO.” The following table sets forth, for the quarterly periods indicated, the high and low bid prices for our Common Stock as reported by the OTC Market Report published by OTC Markets Group Inc. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High Bid	Low Bid		High Bid	Low Bid

2021			2020
December 31	$0.40	$0.22	December 31	$0.39	$0.11
September 30	$0.44	$0.22	September 30	$0.51	$0.25
June 30	$0.57	$0.33	June 30	$0.53	$0.35
March 31	$0.63	$0.23	March 31	$0.55	$0.35

At both December 31, 2021 and 2020, we had 12,693,514 shares of Common Stock outstanding. Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. See “Part I, Item 1A. Risk Factors” for risks associated with investments in our Common Stock.

Stockholders

At March 31, 2022, we had approximately 270 record holders and approximately 3,000 beneficial holders of our Common Stock.

Dividends

Under certain of our secured loan agreements, we are restricted from declaring or paying any dividend on our Common Stock without the prior written consent of the lender. We have not declared any dividends on our Common Stock during the last two fiscal years.

Sales of Unregistered Securities

Set forth below is information regarding the sale or issuance of shares of Common Stock by us for the twelve months ended December 31, 2021 and 2020 that were not registered under the Securities Act:

•

On April 30, 2020, we issued an aggregate of 231,065 restricted shares of Common Stock to Jonathan Carroll, which represents payment of the common stock component of guaranty fees for the period November 2019 through March 2020. Due to price differences between the shares’ cost basis and the trading price of Blue Dolphin’s common stock on the transaction settlement date, we recorded income of approximately $0.03 million related to the share issuance.As a condition for our secured loan agreements with Veritex, Mr. Carroll was required to personally guarantee repayment of borrowed funds and accrued interest. Under the guaranty fee agreements, Mr. Carroll is entitled to receive guaranty fees. The fees are payable 50% in cash and 50% in Common Stock. The Common Stock portion is paid periodically. For the foreseeable future, management does not intend to pay Mr. Carroll the cash portion due to Blue Dolphin’s working capital deficits. The cash portion will continue to accrue and be added to the outstanding principal balance owed to Mr. Carroll under the March Carroll Note.

•

On April 30, 2020, we also issued an aggregate of 135,084 restricted shares of Common Stock to certain of our non-employee, independent directors, which represents payment for services rendered to the Board for the three-month periods ended September 30, 2018, March 31, 2019, September 30, 2019, and March 31, 2020. Due to price differences between the shares’ cost basis and the trading price of Blue Dolphin’s common stock on the transaction settlement date, we recorded income of approximately $0.05 million related to the share issuance.

The sale and issuance of the securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. For the foreseeable future, management does not intend on paying Mr. Carroll the cash portion of guaranty fees due to Blue Dolphin’s working capital deficits. The cash portion will continue to be accrued and added to the principal balance of the March Carroll Note. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (3)” for additional disclosures related to Affiliates and working capital deficits, as well as for information related to the guaranty fee agreements.

Blue Dolphin Energy Company	December 31, 2021 │Page 32

Market for Equity, Stockholder Matters and Purchases of Equity Securities

ITEM 6. SELECTED FINANCIAL DATA

[Reserved]

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 33

Management’s Discussion and Analysis

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

Overview

Blue Dolphin is an independent downstream energy company operating in the Gulf Coast region of the United States. Our subsidiaries operate a light sweet-crude, 15,000-bpd crude distillation tower with more than 1.2 million bbls of petroleum storage tank capacity in Nixon, Texas. Our assets are primarily organized in two segments: refinery operations (owned by LE) and tolling and terminaling services (owned by LRM and NPS). Subsidiaries that are reflected in corporate and other include BDPL (inactive pipeline assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). See “Part II, Item 8. Financial Statements and Supplementary Data – Note (4)” for more information related to our business segments and properties. Blue Dolphin was formed in 1986 as a Delaware corporation and is traded on the OTCQX under the ticker symbol “BDCO”.

Affiliates

Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. An Affiliate operates and manages all Blue Dolphin properties and has historically funded working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (3)” for additional disclosures related to Affiliate agreements and arrangements and risks associated with working capital deficits.

General Trends and Outlook

We anticipate that our business will continue to be affected by the following key factors. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

COVID-19 Pandemic. In March 2020, the WHO declared the outbreak of COVID-19 a pandemic, and the U.S. economy began to experience pronounced adverse effects as a result of the global outbreak. COVID-19 has disrupted the U.S. economy since the first quarter of 2020 and immediately resulted in a decline in demand for our products. We began to see improvement in demand for our refined products beginning late in the second half of 2020, which continued through 2021. Despite worldwide advances in containment of the virus and incremental economic market recovery throughout 2021, COVID-19 continues to be dynamic, and near-term economic and other challenges remain. The COVID-19 pandemic continues to evolve, and the extent to which the pandemic may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Under earlier state and federal mandates that regulated business closures, our business was deemed an essential business and, as such, remained open. Although uncertainties exist with respect to the future impact of the pandemic, we expect to continue operating with minimal disruptions. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. Personnel safety continues to be prioritized through cleaning procedures, social distancing guidelines, personal protection equipment, outside visitor limitations, and remote working for all corporate personnel.

Commodity Prices. In February 2022, Russia invaded neighboring Ukraine. The conflict has caused turmoil in global markets, resulting in higher oil prices, and injected even more uncertainty into a worldwide economy recovering from the effects of COVID-19. Given the evolving conflict, there are many unknown factors and events that could materially impact our operations. These events have and continue to impact commodity prices, which could have a material effect on our earnings, cash flows, and financial condition. In the short-term, commodity price fluctuations are highly uncertain. Actual price outcomes will be dependent on the degree to which existing sanctions imposed on Russia, any potential future sanctions, and independent corporate actions affect Russia’s oil production or the sale of Russia’s oil in the global market. In addition, the degree to which other oil producers respond to current oil prices, as well as the effects macroeconomic developments might have on global oil demand, will be important for oil price formation in the coming months.

Liquidity and Access to Capital Markets. We continue to actively explore additional financing to meet working capital needs or refinance and restructure debt. During the twelve months ended December 31, 2021 and 2020, we successfully secured $10.5 million and $0.3 million, respectively, in working capital through CARES Act loans. In addition, subsequent to the period covered by this report, we secured an additional $1.5 million in working capital through modification of the existing BDEC Term Loan Due 2051. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. If we are unable to raise sufficient additional capital, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, such as from COVID-19, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operations.

Blue Dolphin Energy Company	December 31, 2021 │Page 34

Management’s Discussion and Analysis

Changes in Regulations. Our operations and the operations of our customers have been, and will continue to be, affected by political developments and federal, state, tribal, local, and other laws and regulations that are becoming more numerous, more stringent, and more complex. These laws and regulations include, among other things, permitting requirements, environmental protection measures such as limitations on methane and other GHG emissions, and renewable fuels standards. The number and scope of the regulations with which we and our customers must comply has a meaningful impact on our and their businesses, and new or revised regulations, reinterpretations of existing regulations, and permitting delays or denials could adversely affect the profitability of our assets.

Business Strategy and Accomplishments

Our primary business objective is to improve our financial profile by executing the below strategies, modified as necessary, to reflect changing economic conditions and other circumstances:

Optimize Existing Asset Base	• Maintain safe operations and enhance health, safety, and environmental systems. • Planning and managing turnarounds and downtime.

Improve Operational Efficiencies	• Reduce or streamline variable costs incurred in production. • Increase throughput capacity and optimize product slate. • Increase tolling and terminaling revenue.

Seize Market Opportunities	• Leverage existing infrastructure to engage in renewable energy projects. • Take advantage of market opportunities as they arise.

Optimize Existing Asset Base. Management is committed to maintaining the safe and reliable operation of Nixon facility. We successfully balanced protecting personnel from exposure to COVID-19 with ensuring adequate staffing levels to operate the plant. Although the refinery experienced 42 days downtime during the twelve-month period ended 2020 due to the impact of COVID-19, management efficiently used more than half of the downtime (22 days) to safely complete a planned maintenance turnaround and perform repairs and maintenance on boilers, heaters, and an exchanger. Despite the continued impact of COVID-19, downtime during the twelve-month period ended 2021 significantly decreased to 23 days. Of the 23 days of downtime in 2021, 10 days related to a power failure due to Winter Storm Uri.

Improve Operational Efficiencies. Given the impact of COVID-19, management focused on optimizing receivables and payables by prioritizing payments, optimizing inventory levels based on demand, monitoring discretionary spending, and delaying capital expenditures. These austerity measures, combined with maintenance and repair activities, gave rise to improved refinery throughput, production, and sales during the twelve-months ended December 31, 2021 compared to 2020.

Seize Market Opportunities. We intend to be a proactive participant in the transition to a lower carbon energy future. In March 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on green energy growth. During 2021, we explored several potential commercial partnerships and will continue these efforts throughout 2022. While we believe our renewable energy strategy successfully aligns with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee that we will achieve our objectives.

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

We regularly engage in discussions with third parties regarding possible joint ventures, asset sales, mergers, and other potential business combinations. However, we do not anticipate any material activities outside of renewable energy-related projects in the foreseeable future. Management determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital deficits. A ‘going concern’ opinion could impair our ability to finance our operations by selling equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern depends on sustained positive operating margins and working capital to sustain operations, purchase of crude oil and condensate, and payments on long-term debt. If we cannot achieve these goals, we may have to cease operating or seek bankruptcy protection.

Blue Dolphin Energy Company	December 31, 2021 │Page 35

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

Major Influences on Results of Operations. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per bbl commodity price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. When the spread between these commodity prices decreases, our margins are negatively affected. To improve margins, we must maximize yields of higher value finished petroleum products and minimize costs of feedstocks and operating expenses. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally results in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. The effect of crude oil commodity price changes on our finished petroleum product commodity prices therefore depends, in part, on how quickly and how fully the market adjusts to reflect these changes. Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.

Since the beginning of 2020, the COVID-19 pandemic disrupted economies around the world, including the oil and gas industry in which we operate. The rapid spread of the virus led to the implementation of various responses, including federal, state, and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures. Actions by members of OPEC and other producer countries in 2020 concerning oil production and pricing significantly impacted supply and demand in global oil and gas markets, which impacted our operational and financial performance. In particular, we experienced net losses due to unfavorable margins per bbl and significantly lower sales volume due to significant refinery downtime. Global oil prices and refined product demand recovered somewhat in 2021 compared to 2020 as COVID-19 cases stabilized, mortality rates decreased, and availability and inoculation rates of vaccines increased. However, recovery of jet fuel demand lagged that of other refined products as airline travel restrictions and consumer hesitancy to fly during the pandemic continued. Despite the uptick in market conditions during the second half of 2021, overall, we experienced operating and net losses due to unfavorable margins and lower sales volume, which affected our liquidity. Cash constraints adversely impacted the frequency of crude oil acquisition, debt payments, and abandonment of pipeline and facilities assets.

The extent to which the continued COVID-19 pandemic will impact our operations depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning variants, actions taken to contain the spread of COVID-19 and treat its impact, and the availability and acceptance of vaccines to mitigate such spread, among others.

In February 2022, Russia invaded neighboring Ukraine. The conflict has caused turmoil in global markets, resulting in higher oil prices, and injected even more uncertainty into a worldwide economy recovering from the effects of COVID-19. Given the evolving conflict, there are many unknown factors and events that could materially impact our operations.

The Russian conflict with Ukraine and the COVID-19 pandemic continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

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

Segment Contribution Margin (Deficit) and Refining Gross Profit (Deficit) per Bbl

Segment contribution margin (deficit) is used to evaluate both refinery operations and tolling and terminaling while refining gross profit (deficit) per bbl is a refinery operations benchmark. Both measures supplement our financial information presented in accordance with U.S. GAAP. Management uses these non-GAAP measures to analyze our results of operations, assess internal performance against budgeted and forecasted amounts, and evaluate future impacts to our financial performance as a result of capital investments. Non-GAAP measures have important limitations as analytical tools. These non-GAAP measures, which are defined in our glossary of terms, should not be considered a substitute for GAAP financial measures. We believe these measures may help investors, analysts, lenders, and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results. See “Part II, Item 7. Management’s Discussion and Analysis and Results of Operations — Non-GAAP Reconciliations” and the financial statements within “Part II, Item 8. Financial Statements and Supplementary Data” for a reconciliation of Non-GAAP measures to U.S. GAAP.

Tank Rental Revenue

Tolling and terminaling revenue primarily represents tank rental storage fees associated with customer tank rental agreements. As a result, tank rental revenue is one of the measures management uses to evaluate the performance of our tolling and terminaling business segment.

Blue Dolphin Energy Company	December 31, 2021 │Page 36

Management’s Discussion and Analysis

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

Refinery Throughput and Production Data

The amount of revenue we generate from the refinery operations business segment primarily depends on the volumes of crude oil and refined products that we handle through our processing assets and the volume sold to customers. These volumes are affected by the supply and demand of, and demand for, crude oil and refined products in the markets served directly or indirectly by our assets, as well as refinery downtime.

Refinery Downtime

The Nixon refinery periodically experiences planned and unplanned temporary shutdowns. Any scheduled or unscheduled downtime will result in lost margin opportunity, potential increased maintenance expense, and a reduction of refined products inventory, which could reduce our ability to meet our payment obligations.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 37

Management’s Discussion and Analysis

Consolidated Results. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of operating results of refinery operations and tolling and terminaling business segments.

Twelve Months Ended December 31, 2021 Versus December 31, 2020 (YE 2021 Versus YE 2020)

Overview. Net loss for YE 2021 was $12.8 million, or a loss of $1.01 per share, compared to a net loss of $14.5 million, or a loss of $1.15 per share, for YE 2020. The improvement in net loss was the result of improved margins per bbl and slightly higher sales volume.

Total Revenue from Operations. Total revenue from operations increased significantly to $300.8 million for YE 2021 from $174.8 million for YE 2020. The significant increase related to a rise in refinery operations revenue driven by higher commodity pricing per bbl on refined products sold and slightly higher sales volumes. During the same comparative periods, tolling and terminaling revenue decreased by $0.5 million, or nearly 12%, to $3.7 million.

Total Cost of Goods Sold. Total cost of goods sold increased nearly 70% to $300.0 million for YE 2021 from $176.9 million for YE 2020. The significant increase related to higher commodity prices per bbl for crude oil and chemicals, slightly higher throughput volume, and reduced refinery downtime in 2021.

Gross Profit (Deficit). Gross profit was $0.9 million for YE 2021 compared to a gross deficit of $2.1 million for YE 2020. The improvement between the periods primarily related to higher margins per bbl due to a positive shift in the commodity price market.

Impairment of Assets. During YE 2021 we recorded an impairment of $1.1 million related to the remaining carrying value of asset retirement costs associated with our pipeline and facilities assets. There was no impairment charge in YE 2020.

General and Administrative Expenses. General and administrative expenses increased 31% to $3.0 million in YE 2021 compared to $2.3 million in YE 2020. The increase related to higher corporate insurance in YE 2021 compared to YE 2020.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization expenses for YE 2021 totaled $2.8 million compared to $2.7 million in YE 2020. The nearly 4% increase primarily related to placing a petroleum storage tank in service.

Total Other Income (Expense). Total other expense in YE 2021 was $6.1 million compared to $6.6 million in YE 2020, representing a decrease of $0.5 million. Total other expense primarily relates to interest expense associated with our secured loan agreements with Veritex, related-party debt, and the line of credit with Pilot. The decrease between the comparative periods primarily related to paying off the Amended Pilot Line of Credit.

Blue Dolphin Energy Company	December 31, 2021 │Page 38

Management’s Discussion and Analysis

Refinery Operations. The refinery operations business segment is owned by LE. Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land. Refinery operations revenue is derived from refined product sales.

YE 2021 Versus YE 2020

•   Refining gross deficit per bbl was $0.69 for YE 2021 compared to $1.60 for YE 2020, representing an improvement of $0.91 per bbl. The significant increase related to improved margins, higher sales volume, and reduced refinery downtime in 2021.

•   Segment contribution margin in YE 2021 improved $3.5 million to a deficit of $3.4 million from a deficit of $7.0 million in YE 2020. The improvement related to higher margins per bbl and slightly higher sales volume in 2021.

•   Refinery downtime improved significantly in YE 2021 to 23 days compared to 42 days in YE 2020. Refinery downtime in 2021 primarily related to lack of crude due to cash constraints and a power loss during Winter Storm Uri. Comparatively, refinery downtime in 2020 primarily related to lack of crude due to cash restraints, a maintenance turnaround, and equipment repairs. Improved operating days in YE 2021 favorably impacted refinery throughput and production.

(1) Net revenue excludes intercompany crude sales.

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

(1) Net revenue excludes intercompany crude sales.

YE 2021 Versus YE 2020

•  Tolling and terminaling net revenue decreased 12% in YE 2021 compared to YE 2020 primarily as a result of lower tank rental revenue.

•  Intercompany fees and sales, which reflect fees associated with an intercompany tolling agreement tied to naphtha volumes, increased in YE 2021 compared to YE 2020. Naphtha sales volumes increased between the periods.

•  Segment contribution margin in YE 2021 decreased nearly 12% to $4.3 million compared to $4.9 million in YE 2020. The decrease related to lower revenue.

Blue Dolphin Energy Company	December 31, 2021 │Page 39

Management’s Discussion and Analysis

Non-GAAP Reconciliations

Reconciliation of Segment Contribution Margin (Deficit)

	Twelve Months Ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
				(in thousands)

Segment contribution margin (deficit)	$(3,436)	$(6,984)	$4,349	$4,932	$(197)	$(169)	$716	$(2,221)
General and administrative expenses(1)	(1,549)	(1,257)	(343)	(307)	(2,742)	(1,381)	$(4,634)	$(2,945)
Depreciation and amortization	(1,214)	(1,186)	(1,362)	(1,296)	(204)	(204)	$(2,780)	$(2,686)
Interest and other non-operating income (expenses), net	(2,779)	(2,929)	(1,649)	(2,546)	(1,715)	(1,116)	$(6,143)	$(6,591)
Income (loss) before income taxes	(8,978)	(12,356)	995	783	(4,858)	(2,870)	(12,841)	(14,443)
Income tax expense	-	-	-	-	-	(15)	-	(15)
Income (loss) before income taxes	$(8,978)	$(12,356)	$995	$783	$(4,858)	$(2,885)	$(12,841)	$(14,458)

(1)	General and administrative expenses within refinery operations include the LEH operating fee.

Capital Resources and Liquidity

We currently rely on revenue from operations, including sales of refined products and rental of petroleum storage tanks, Affiliates, and financing to meet our liquidity needs. Due to defaults under our secured loan agreements, substantial current debt, margin volatility, historic net losses and working capital deficits, we have inadequate liquidity to sustain operations. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and expanding the Nixon facility through capital expenditures, and (v) meeting regulatory compliance mandates. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.

We remain focused on maintaining the safe and reliable operation of Nixon facility and conserving cash. The Russian conflict with Ukraine and the COVID-19 pandemic continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Management believes it has made significant progress on bolstering liquidity through efforts including securing additional financing, aggressively evaluating all discretionary spending, non-essential costs for near-term cost reductions; and where possible, modifying vendor and contractor payment terms. During the twelve months ended December 31, 2021 and 2020, we successfully secured $10.5 million and $0.3 million, respectively, in working capital through CARES Act loans. In addition, subsequent to the period covered by this report, we secured an additional $1.5 million in working capital through modification of the existing BDEC Term Loan Due 2051. We continue to actively explore additional financing to meet working capital needs or refinance and restructure debt.

There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. If we are unable to raise sufficient additional capital, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, such as from COVID-19, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seek bankruptcy protection, or cease operating.

Working Capital

We had $78.5 million and $72.3 million in working capital deficits at December 31, 2021 and 2020, respectively. Excluding the current portion of long-term debt, we had $15.5 million and $22.6 million in working capital deficits at December 31, 2021 and 2020, respectively. Cash and cash equivalents totaled $0.01 and $0.5 million at December 31, 2021 and 2020, respectively. Restricted cash (current portion) totaled $0.05 million at both December 31, 2021 and 2020. Restricted cash, noncurrent totaled $0 and $0.5 million at December 31, 2021 and 2020, respectively.

Blue Dolphin Energy Company	December 31, 2021 │Page 40

Management’s Discussion and Analysis

Sources and Use of Cash

Components of Cash Flows

	December 31,
	2021	2020
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(6,056)	$(3,901)
Investing activities	-	(1,085)
Financing activities	5,002	5,429
Increase (Decrease) in Cash and Cash Equivalents	$(1,054)	$443

Cash Flow 2021 Compared to 2020

We had a cash flow deficit from operations of $6.1 million for YE 2021 compared to a cash flow deficit of $3.9 million for YE 2020. The significant reduction in cash flow from operations in FY 2021 was due to payoff of the Pilot Amended Line of Credit in October 2021 and loss from operations. The cash flow deficit for YE 2020 primarily related to loss from operations.

Capital Expenditures

During YE 2021, capital expenditures totaled $0. In FY 2020, we invested $1.1 million in capital expenditures. Capital expenditures in YE 2020 primarily related to: (i) a 13-day maintenance turnaround and equipment repairs and (ii) completion of the Nixon Facility Expansion Project, which involved construction of nearly 1.0 million bbls of new petroleum storage tanks, smaller efficiency improvements to the refinery, and acquisition of refurbished refinery equipment for future development. Maintenance and repair costs were expensed as incurred.

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

Future Expected Capital Expenditures

Management is committed to maintaining the safe and reliable operation of the Nixon facility. Due to continued uncertainties related to the COVID-19 pandemic, we anticipate little, if any, new capital expenditures in 2022.However, to the extent we are able to capitalize on green energy growth opportunities, capital expenditures may be financed through project-based government loans.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 41

Management’s Discussion and Analysis

Debt Overview.

The table below summarizes our principal contractual obligations at December 31, 2021, by expected settlement period.

Total Debt and Lease Obligations

		Between	Between
	Less than	1 and 3	3 and 5	5 Years
	1 Year	Years	Years	and Later	Total
			(in thousands)
Long-Term Debt(1)
Third-Party	$42,953	$32	$30	$776	$43,791
Related-Party	20,042	-	-	-	20,042
Total Long-Term Debt	62,995	32	30	776	63,833

Lease Obligations	215	156	-	-	371

	$63,210	$188	$30	$776	$64,204

(1)

See “Part II, Item 8. Financial Statements and Supplementary Data – Notes (3), (10), and (11) for additional disclosures related to third-party and related-party debt. Long-term debt excludes interest, which is estimated to be 12.1 million payable in less than 1 year, $0.1 million between one and three years, $0.1 million between three and five years, and $0.5 million in five years and later.”

Net cash provided by financing activities was $5.0 million in YE 2021 compared to $5.4 million in YE 2020. Net proceeds from the issuance of debt totaled $10.5 million in YE 2021 compared to $0.4 million in YE 2020. In YE 2021, issuance of debt was associated with the NPS Term Loan Due 2031.

Principal payments on long-term debt totaled $4.7 million in YE 2021 compared to $3.9 million in YE 2020. For YE 2021 and YE 2020, principal and interest payments to Veritex were $0.6 million and $0.9 million, respectively. For both YE 2021 and YE 2020, principal and interest payments to John Kissick and related parties were $0. From June 2020 to October 2021, Pilot applied payments owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. For YE 2021 and YE 2020, the tank lease payment setoff totaled $1.9 million and $1.3 million, respectively.

On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in payments NPS believes Pilot misapplied as part of the Amended Pilot Line of Credit setoff. As of the filing date of this report, the amount remained in dispute between the parties.

Debt Defaults. The majority of our debt is in default.

Third-Party Defaults

•	Veritex Loans – For YE 2021 and 2020, principal and interest payments to Veritex were $0.6 million and $0.9 million, respectively. As of the filing date of this report, LE and LRM were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make required monthly principal and interest payments and failing to satisfy financial covenants. In addition, LE was in default under the LE Term Loan Due 2034 for failing to replenish a $1.0 million payment reserve account. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under these loan agreements, and exercise any other rights and remedies available.

•	GNCU Loan – For the twelve-months ended December 31, 2021, interest only payments to GNCU were $0.01 million. As of the filing date of this report, NPS was in default under the NPS Term Loan Due 2031 for failing to satisfy financial covenants.

•	Amended Pilot Line of Credit – On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in payments NPS believes Pilot misapplied as part of the Amended Pilot Line of Credit setoff. As of the filing date of this report, the amount remained in dispute between the parties.

From June 2020 to October 2021, Pilot applied payments owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. For YE 2021 and 2020, the tank lease payment setoff totaled $1.9 million and $1.3 million, respectively. The amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.7 million and $1.4 million, respectively, for YE 2021 and 2020.

Blue Dolphin Energy Company	December 31, 2021 │Page 42

Management’s Discussion and Analysis

•

Kissick Debt – Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, LE has made no payments under the subordinated Kissick Debt. Mr. Kissick has taken no action due to the non-payment. As of the filing date of this report, defaults under the Kissick Debt related to payment of past due obligations at maturity.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements, either upon maturity or if accelerated, (ii) LE, LRM, and NPS will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on the trading prices of our Common Stock and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. Management maintains ongoing dialogue with lenders regarding defaults and potential restructuring and refinance opportunities.

Related-Party Defaults

•

Notes and Loan Agreement – As of the filing date of this report, Blue Dolphin was in default concerning past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement. Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits.

Concentration of Customers Risk. We routinely assess the financial strength of our customers and have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

Twelve Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at December 31,

December 31, 2021	3	71.9%	$0
December 31, 2020	3	70.8%	$0

One of our significant customers is LEH, an Affiliate. Due to a HUBZone certification, the Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms. The Affiliate accounted for 29.9% and 28.7% of total revenue from operations for the twelve months ended December 31, 2021, and 2020, respectively. The Affiliate represented $0 in accounts receivable at both December 31, 2021, and 2020, respectively. See “Part I, Item 1A. Risk Factors” and “Part II, Item 8. Financial Statements and Supplementary Data – Notes (3) and (16)” for additional disclosures related to Affiliate agreements, arrangements, and risk.

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

BDPL historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA. Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The solicitor’s office signaled that BDPL’s adherence to milestones identified in an August 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Decommissioning of these assets was delayed due to our cash constraints associated with historical net losses and the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2021 and 2020. At both December 31, 2021 and 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Blue Dolphin Energy Company	December 31, 2021 │Page 43

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE in August 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit pipeline and platform decommissioning permit applications, including a safe boarding plan, by February 2020. BDPL submitted permit applications to BSEE in February 2020 and the USACOE in March 2020. In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL completed the required platform surveys in June 2020. Abandonment operations were delayed due to our cash constraints associated with historical net losses and the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur.

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2021. At December 31, 2021 and 2020, BDPL maintained $3.5 million and $2.4 million, respectively, in AROs related to abandonment of these assets.

Off-Balance Sheet Arrangements. None.

Accounting Standards.

Critical Accounting Policies and Estimates

Significant Accounting Policies. Our significant accounting policies relate to use of estimates, cash and cash equivalents, restricted cash, accounts receivable and allowance for doubtful accounts, inventory, property and equipment, leases, revenue recognition, income taxes, impairment or disposal of long-lived assets, asset retirement obligations, and computation of earnings per share.

Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The ongoing COVID-19 pandemic has impacted these estimates and assumptions and will continue to do so.

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

In February 2022, Russia invaded neighboring Ukraine. The conflict has caused turmoil in global markets, resulting in higher oil prices, and injected even more uncertainty into a worldwide economy recovering from the effects of COVID-19. Given the evolving conflict, there are many unknown factors and events that could materially impact our operations.

We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. The Russian conflict with Ukraine and the COVID-19 pandemic continue to evolve. Therefore, uncertainty around the availability and commodity prices of crude oil, the commodity prices and demand for our refined products, and the general business environment is expected to continue through 2022 and beyond.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the Russian-Ukrainian conflict and COVID-19 as of December 31, 2021 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory, and related reserves, and the carrying value of long-lived assets.

Blue Dolphin Energy Company	December 31, 2021 │Page 44

Management’s Discussion and Analysis

New Accounting Standards and Disclosures

New Pronouncements Adopted. The FASB issues ASUs to communicate changes to the FASB ASC, including modifications to non-authoritative SEC content. During the twelve months ended December 31, 2021, we did not adopt any ASUs.

Codification Improvements. In October 2020, FASB issued ASU 2020-10, Codification Improvements. The amendments in this guidance affected a wide variety of topics in the ASC by either clarifying the codification or correcting unintended application of guidance. The changes did not have a significant effect on current accounting practice or create a significant administrative cost to most entities. For all reporting entities, the amendments in ASU 2020-10 were effective for fiscal years ending after December 15, 2020. Early adoption was permitted. Adoption of this guidance did not have a significant impact on our consolidated financial statements.

New Pronouncements Issued, Not Yet Effective.

No new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 45

Quantitative and Qualitative Disclosure

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 46

Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Blue Dolphin Energy Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) to the consolidated financial statements, the Company is in default under secured and related party loan agreements and has a net working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note (1). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Blue Dolphin Energy Company	December 31, 2021 │Page 47

Financial Statements

Impairment of Long-Lived Assets

As described in Note 8 to the consolidated financial statements, the Company’s consolidated property, plant and equipment balance relating to refinery operations was $60 million as of December 31, 2021. Management conducts an impairment test whenever facts or circumstances indicate that the carrying value of the assets may not be recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset or group of assets is recognized. Management applies significant judgment in projecting future cash flow that includes the use of significant assumptions with respect to future sales of refined product and commodity pricing.

We identified the evaluation of the impairment analysis for long-lived assets associated with refinery operations as a critical audit matter due to the high degree of auditor judgment and subjectivity in performing procedures to evaluate management’s significant assumptions in projecting its future cash flows.

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

/s/ UHY LLP

UHY LLP

Sterling Heights, Michigan

April 1, 2022

PCAOB Number: 01195

Blue Dolphin Energy Company	December 31, 2021 │Page 48

Financial Statements

Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$549
Restricted cash	48	48
Accounts receivable, net	126	214
Prepaid expenses and other current assets	2,433	3,564
Deposits	110	124
Inventory	3,098	1,062
Total current assets	5,824	5,561

LONG-TERM ASSETS
Total property and equipment, net	59,923	62,497
Operating lease right-of-use assets, net	332	498
Restricted cash, noncurrent	-	514
Surety bonds	230	230
Total long-term assets	60,485	63,739

TOTAL ASSETS	$66,309	$69,300

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$42,953	$33,692
Line of credit payable (in default)	-	8,042
Long-term debt, related party, current portion (in default)	20,042	16,010
Interest payable (in default)	8,689	6,408
Interest payable, related party (in default)	3,454	2,814
Accounts payable	2,548	3,274
Accounts payable, related party	155	155
Current portion of lease liabilities	215	194
Asset retirement obligations, current portion	-	2,370
Accrued expenses and other current liabilities	6,225	4,882
Total current liabilities	84,281	77,841

LONG-TERM LIABILITIES
Asset retirement obligations, net of current	3,461	-
Long-term lease liabilities, net of current	156	370
Deferred revenues	1,200	1,520
Long-term debt, net of current portion	838	355
Total long-term liabilities	5,655	2,245

TOTAL LIABILITIES	89,936	80,086

Commitments and contingencies (Note 16)

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 20,000,000 shares authorized; 12,693,514 shares issued at both December 31, 2021 and 2020)(1)	127	127
Additional paid-in capital	38,457	38,457
Accumulated deficit	(62,211)	(49,370)
TOTAL STOCKHOLDERS' DEFICIT	(23,627)	(10,786)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,309	$69,300

(1)

Blue Dolphin has 20,000,000 shares of common stock, par value $0.01 per share, and 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. There are 12,693,514 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	December 31, 2021 │Page 49

Financial Statements

Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2021	2020
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$297,103	$170,601
Tolling and terminaling	3,717	4,209

Total revenue from operations	300,820	174,810

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	292,438	167,079
Other conversion costs	7,468	9,783
Total cost of goods sold	299,906	176,862

Gross profit (loss)	914	(2,052)

COST OF OPERATIONS
LEH operating fee, related party	522	646
Other operating expenses	198	169
General and administrative expenses	3,021	2,299
Depletion, depreciation and amortization	2,780	2,686
Impairment of assets	1,092	-

Total cost of operations	7,613	5,800

Loss from operations, related party	(6,699)	(7,852)

OTHER INCOME (EXPENSE)

Easement, interest and other income	2	172
Interest and other expense	(6,199)	(6,763)
Gain on extinguishment of debt	55	-
Total other expense	(6,142)	(6,591)

Loss before income taxes	(12,841)	(14,443)

Income tax expense	-	(15)

Net Loss	$(12,841)	$(14,458)

Loss per common share:
Basic	$(1.01)	$(1.15)
Diluted	$(1.01)	$1.15)

Weighted average number of common shares outstanding:
Basic	12,693,514	12,574,465
Diluted	12,693,514	12,574,465

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	December 31, 2021 │Page 50

Financial Statements

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders
	Shares Issued	Par Value	Capital	Deficit	Equity (Deficit)
	(in thousands except share amounts)

Balance at December 31, 2019	12,327,365	$123	$38,275	$(34,912)	$3,486

Comon stock issued for services	135,084	2	66	-	68
Common stock issued for extinguishment of related-party debt	231,065	2	116	-	118
Net loss	-	-	-	(14,458)	(14,458)

Balance at December 31, 2020	12,693,514	$127	$38,457	$(49,370)	$(10,786)

Net loss	-	-	-	(12,841)	(12,841)

Balance at December 31, 2021	12,693,514	$127	$38,457	$(62,211)	$(23,627)

The accompanying notes are an integral part of these consolidated financial statements.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 51

Financial Statements

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2021	2020
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(12,841)	$(14,458)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	2,780	2,686
Deferred income tax	-	15
Amortization of debt issue costs	147	348
Guaranty fees paid in kind	608	609
Related-party interest expense paid in kind	1,116	559
Deferred revenues and expenses	(320)	(410)
Loss (gain) on issuance of shares	-	(80)
Impairment of assets	1,092	-
Gain on extinguishment of debt	(55)	-
Changes in operating assets and liabilities
Accounts receivable	88	232
Accounts receivable, related party	-	1,364
Prepaid expenses and other current assets	1,131	(1,288)
Deposits and other assets	14	34
Inventory	(2,036)	583
Accounts payable, accrued expenses and other liabilities	2,220	5,899
Accounts payable, related party	-	6
Net cash used in operating activities	(6,056)	(3,901)

INVESTING ACTIVITIES
Capital expenditures	-	(1,085)
Net cash used in investing activities	-	(1,085)

FINANCING ACTIVITIES
Proceeds from debt	10,500	370
Payments on debt	(4,738)	(3,930)
Payments of debt issuance costs	(750)	-
Net activity on related-party debt	(10)	8,989
Net cash provided by financing activities	5,002	5,429
Net change in cash, cash equivalents, and restricted cash	(1,054)	443

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,111	668
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$57	$1,111

Supplemental Information:
Non-cash investing and financing activities:
Financing of line of credit via related-party debt	$2,331	$2,778
Issuance of shares for services and/or to extinguish debt	$-	$267
Conversion of related-party notes to common stock	$-	$148
Line of credit financed by offsetting tank leases less interest	$1,098	$273
Interest paid	$1,252	$2,311
Income taxes paid (refunded)	$-	$(100)

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	December 31, 2021 │Page 52

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

Assets are organized in two business segments: ‘refinery operations’ (owned by LE) and ‘tolling and terminaling services’ (owned by LRM and NPS). ‘Corporate and other’ includes subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). See “Note (4)” to our consolidated financial statements for more information about our business segments.

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

Going Concern

Management determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include defaults under secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital deficits, as discussed more fully below. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options. These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing bankruptcy.

Defaults Under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. As a result, the debt associated with these obligations was classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2021 and 2020. See Notes (3), (10), and (11)” for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations.

Third-Party Defaults

•	Veritex Loans – For the twelve-months ended December 31, 2021 and 2020, principal and interest payments to Veritex were $0.6 million and $0.9 million, respectively. As of the filing date of this report, LE and LRM were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make required monthly principal and interest payments and failing to satisfy financial covenants. In addition, LE was in default under the LE Term Loan Due 2034 for failing to replenish a $1.0 million payment reserve account. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under these loan agreements, and exercise any other rights and remedies available.

•	GNCU Loan – For the twelve-months ended December 31, 2021, interest only payments to GNCU were $0.01 million. As of the filing date of this report, NPS was in default under the NPS Term Loan Due 2031 for failing to satisfy financial covenants.

•	Amended Pilot Line of Credit – On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in payments NPS believes Pilot misapplied as part of the Amended Pilot Line of Credit setoff. As of the filing date of this report, the amount remained in dispute between the parties.

From June 2020 to October 2021, Pilot applied payments owed to NPS under two terminal services agreements against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. For the twelve-month periods ended December 31, 2021 and 2020, the tank lease payment setoff totaled $1.9 million and $1.3 million, respectively.

Blue Dolphin Energy Company	December 31, 2021 │Page 53

Notes to Consolidated Financial Statements

The amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.7 million and $1.4 million, respectively, for the twelve months ended December 31, 2021 and 2020. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (11)” and “Note (17)” to our consolidated financial statements for more information related to the Amended Pilot Line of Credit.

•	Kissick Debt – Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, LE has made no payments under the subordinated Kissick Debt. Mr. Kissick has taken no action due to the non-payment. As of the filing date of this report, defaults under the Kissick Debt related to payment of past due obligations at maturity.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements, either upon maturity or if accelerated, (ii) LE, LRM, and NPS will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on the trading prices of our Common Stock and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. Management maintains ongoing dialogue with lenders regarding defaults and potential restructuring and refinance opportunities. See “Notes (1) and (11)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Related-Party Defaults

•

Notes and Loan Agreement – As of the filing date of this report, Blue Dolphin was in default concerning past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement. Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits.

Substantial Current Debt

Excluding accrued interest, we had current debt of $63.0 million and $57.7 million, respectively, as of December 31, 2021 and 2020. Current debt consists of bank debt, investor debt, and related party debt. Although the line of credit payable to Pilot fell within current debt during 2021, the Pilot debt was repaid in October 2021. Substantial current debt is primarily the result of secured loan agreements being in default. As a result, these debt obligations were classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2021 and 2020.

Margin Volatility. Crude oil refining is primarily a margin-based business. To improve margins, we must maximize yields of higher value finished petroleum products and minimize costs of feedstocks and operating expenses. When the spread between these commodity prices decreases, our margins are negatively affected. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally results in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. The effect of crude oil commodity price changes on our finished petroleum product commodity prices therefore depends, in part, on how quickly and how fully the market adjusts to reflect these changes. Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.

Since the beginning of 2020, the COVID-19 pandemic disrupted economies around the world, including the oil and gas industry in which we operate. The rapid spread of the virus led to the implementation of various responses, including federal, state, and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures. Actions by members of OPEC and other producer countries in 2020 concerning oil production and pricing significantly impacted supply and demand in global oil and gas markets, which impacted our operational and financial performance. In particular, we experienced net losses due to unfavorable margins per bbl and significantly lower sales volume due to significant refinery downtime. Global oil prices and refined product demand recovered somewhat in 2021 compared to 2020 as COVID-19 cases stabilized, mortality rates decreased, and availability and inoculation rates of vaccines increased. However, recovery of jet fuel demand lagged that of other refined products as airline travel restrictions and consumer hesitancy to fly during the pandemic continued. Despite the uptick in market conditions during the second half of 2021, overall, we experienced operating and net losses due to unfavorable margins and lower sales volume, which affected our liquidity. Cash constraints adversely impacted the frequency of crude oil acquisition, debt payments, and abandonment of pipeline and facilities assets.

The extent to which the continued COVID-19 pandemic will impact our operations depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning variants, actions taken to contain the spread of COVID-19 and treat its impact, and the availability and acceptance of vaccines to mitigate such spread, among others.

In February 2022, Russia invaded neighboring Ukraine. The conflict has caused turmoil in global markets, resulting in higher oil prices, and injected even more uncertainty into a worldwide economy recovering from the effects of COVID-19. Given the evolving conflict, there are many unknown factors and events that could materially impact our operations.

Blue Dolphin Energy Company	December 31, 2021 │Page 54

Notes to Consolidated Financial Statements

The Russian conflict with Ukraine and the COVID-19 pandemic continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Historic Net Losses and Working Capital Deficits

Net Losses. Net loss for the twelve months ended December 31, 2021, was $12.8 million, or a loss of $1.01 per share, compared to a net loss of $14.5 million, or a loss of $1.15 per share, for the twelve months ended December 31, 2020. The improvement between the comparative periods resulted from demand recovery, commodity price improvements, and encouraging trends in pandemic containment efforts.

Working Capital Deficits. We had $78.5 million and $72.3 million in working capital deficits at December 31, 2021 and 2020, respectively. Excluding the current portion of long-term debt, we had $15.5 million and $22.6 million in working capital deficits at December 31, 2021 and 2020, respectively.

Cash and cash equivalents totaled $0.01 and $0.5 million at December 31, 2021 and 2020, respectively. Restricted cash (current portion) totaled $0.05 million at both December 31, 2021 and 2020. Restricted cash, noncurrent totaled $0 and $0.5 million at December 31, 2021 and 2020, respectively.

Our financial health has been materially and adversely affected by defaults in our secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital deficits. If Pilot or Tartan terminate the Crude Supply Agreement or terminal services agreements, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs. During the twelve-month periods ended December 31, 2021 and 2020, the refinery experienced 23 days and 42 days of downtime, respectively. During the same time periods, 13 days and 20 days, respectively, related to lack of crude associated with cash constraints.

Operating Risks

Successful execution of our business strategy depends on several critical factors, including having adequate working capital to meet contractual, operational, regulatory, and safety needs and having favorable margins on refined products. The Russian conflict with Ukraine and the COVID-19 pandemic continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Management continues to take steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a volatile commodity price environment. Mitigation steps include: adjusting throughput and production based on market conditions, optimizing receivables and payables by prioritizing payments, optimizing inventory levels based on demand, monitoring discretionary spending, and delaying capital expenditures. To safeguard personnel, we adopted remote working where possible and social distancing, mask-wearing, and other site-specific precautionary measures where on-site operations are required. We also incentivize personnel to receive the COVID-19 vaccine.

We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if third parties exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

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

Blue Dolphin Energy Company	December 31, 2021 │Page 55

Notes to Consolidated Financial Statements

Use of Estimates. The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Actual results could differ from those estimates. The ongoing COVID-19 pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of December 31, 2021 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory, and related reserves, and the carrying value of long-lived assets.

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

Restricted Cash. Restricted cash, current portion reflects amounts held in a payment reserve account by Veritex as security for payments under the LE Term Loan Due 2034. Restricted cash, noncurrent represents funds held in a Veritex disbursement account for payment of construction related expenses. The 5-year capital improvement to build new petroleum storage tanks at the Nixon facility was completed in 2020.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts. Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition. Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio. We had an allowance for doubtful accounts of $0 and $0.1 million at December 31, 2021 and 2020, respectively.

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

Pipelines and Facilities.We record our pipelines and facilities at cost less any adjustments for depreciation or impairment. We computed depreciation using the straight-line method over estimated useful lives ranging from 10 to 22 years. Per FASB ASC guidance, we performed impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, we fully impaired our pipeline assets at December 31, 2016. Our pipelines and facilities assets are inactive. Decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur.

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

CIP. CIP expenditures, including capitalized interest, relate to construction and refurbishment activities and equipment for the Nixon facility. These expenditures are capitalized as incurred. Depreciation begins once the asset is placed in service. See “Note (8)” to our consolidated financial statements for additional disclosures related to refinery and facilities assets, oil and gas properties, pipelines and facilities assets, and CIP.

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

Blue Dolphin Energy Company	December 31, 2021 │Page 56

Notes to Consolidated Financial Statements

For operating leases, we record lease cost on a straight-line basis over the lease term; we record lease expenses in the appropriate line on the income statement based on the leased asset’s intended use. For finance leases (previously referred to under GAAP as capital leases), we amortize lease payments for the ROU asset on a straight-line basis over the lesser of the leased asset’s useful life or the lease term; we record amortization expenses on the income statement in ‘depreciation and amortization expense;’ we record interest expense on the income statement in ‘interest and other expense.’

Revenue Recognition.

Refinery Operations Revenue. We recognize revenue from refined products sales when we meet our performance obligation to the customer. We meet our performance obligation when the customer receives control of the product. The customer accepts control of the product when the product is lifted. Under bill and hold arrangements, the customer takes control of the product when added to the customer’s bulk inventory as stored at the Nixon facility. We allocate a transaction price to each separately identifiable refined product load.

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

A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of December 31, 2021 and 2020. In addition, we have NOL carryforwards that remain available for future use. See “Note (14)” to our consolidated financial statements for more information related to income taxes.

Blue Dolphin Energy Company	December 31, 2021 │Page 57

Notes to Consolidated Financial Statements

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

Commodity price market volatility associated with the COVID-19 pandemic could affect the value of certain of our long-lived assets. Management evaluated refinery and facilities assets for impairment as of December 31, 2021. We did not record any impairment of our refinery and facilities assets for the periods presented. We recorded an impairment of $1.1 million related to asset retirement costs for our pipeline/platform assets as of December 31, 2021. Additional impairment may be required in the future if losses continue to be material, or as new opportunities arise, such as reconfiguration of the Nixon refinery into a renewable fuels facility.

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

Refinery and Facilities. We believe we have no legal or contractual obligation to dismantle or remove the refinery and facilities assets. Further, we believe that these assets have indeterminate lives because we cannot reasonably estimate the dates or ranges of dates upon which we would retire these assets. Management will record an asset retirement obligation for these assets when a definitive obligation arises, and retirement dates are evident.

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

New Pronouncements Adopted. The FASB issues ASUs to communicate changes to the FASB ASC, including modifications to non-authoritative SEC content. During the twelve months ended December 31, 2021, we did not adopt any ASUs.

Codification Improvements. In October 2020, FASB issued ASU 2020-10, Codification Improvements. The amendments in this guidance affected a wide variety of topics in the ASC by either clarifying the codification or correcting unintended application of guidance. The changes did not have a significant effect on current accounting practice or create a significant administrative cost to most entities. For all reporting entities, the amendments in ASU 2020-10 were effective for fiscal years ending after December 15, 2020. Early adoption was permitted. Adoption of this guidance did not have a significant impact on our consolidated financial statements.

New Pronouncements Issued, Not Yet Effective.

No new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 58

Notes to Consolidated Financial Statements

(3) Related-Party Transactions

Affiliate Operational Agreements Summary

Blue Dolphin and certain of its subsidiaries are parties to several operational agreements with Affiliates. Management believes that these related-party agreements are arm’s-length transactions.

Agreement/Transaction	Parties	Effective Date	Key Terms
Jet Fuel Sales Agreement	LEH LE	04/01/2022

1-year term expiring earliest to occur of 03/31/2023 plus 30-day carryover or delivery of maximum jet fuel quantity; LEH bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification

Office Sub-Lease Agreement	LEH BDSC	01/01/2018	68-month term expiring 08/31/2023; office lease Houston, Texas; includes 6-month rent abatement period; rent approximately $0.01 million per month
Amended and Restated Operating Agreement	LEH Blue Dolphin LE LRM NPS BDPL BDPC BDSC	04/01/2020

3-year term; expires 04/01/2023 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC

Working Capital

We have historically relied on Affiliates for funding when revenue from operations and availability under bank facilities were insufficient to meet our liquidity and working capital needs. We reflect such borrowings in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party.

Related-Party Long-Term Debt

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
March Carroll Note (in default)	Jonathan Carroll Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to Jonathan Carroll under the guaranty fee agreements
March Ingleside Note (in default)	Ingleside Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital
June LEH Note (in default)	LEH Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement
BDPL-LEH Loan Agreement (in default)(1)	LEH BDPL	Aug 2018	16.00%	Blue Dolphin working capital
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll(2) LE	--	2.00%	Tied to payoff of LE $25 million Veritex loan
Amended and Restated Guaranty Fee Agreement	Jonathan Carroll(2) LRM	--	2.00%	Tied to payoff of LRM $10 million Veritex loan

(1)	The original principal amount of the BDPL-LEH Loan Agreement was $4.0 million.
(2)	Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.
(3)

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

Guarantees, Security, and Defaults

Loan Description	Guarantees	Security	Event(s) of Default
March Carroll Note (in default)	---	---	Failure to pay past due obligations at maturity (loan matured January 2019)
March Ingleside Note (in default)	---	---	Failure to pay past due obligations at maturity (loan matured January 2019)
June LEH Note (in default)	---	---	Failure to pay past due obligations at maturity (loan matured January 2019)
BDPL-LEH Loan Agreement	---	Certain BDPL property	Failure to pay past due obligations at maturity (loan matured August 2018)

Covenants

The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type. There are no covenants associated with the March Carroll Note, March Ingleside Note, or June LEH Note.

Related-Party Financial Impact

Consolidated Balance Sheets.

Accounts payable, related party. Accounts payable, related party to LTRI related to the purchase of refinery equipment totaled $0.2 million at both December 31, 2021 and 2020.

Blue Dolphin Energy Company	December 31, 2021 │Page 59

Notes to Consolidated Financial Statements

Long-term debt, related party, current portion (in default) and accrued interest payable, related party

.

	December 31,
	2021	2020
	(in thousands)
LEH
June LEH Note (in default)	$12,672	$9,446
BDPL-LEH Loan Agreement	7,454	6,814
LEH Total	20,126	16,260
Ingleside
March Ingleside Note (in default)	1,066	1,013
Jonathan Carroll
March Carroll Note (in default)	2,304	1,551
	23,496	18,824

Less: Long-term debt, related party, current portion, in default	(20,042)	(16,010)
Less: Accrued interest payable, related party (in default)	(3,454)	(2,814)
	$-	$-

Consolidated Statements of Operations.

Total revenue from operations.

	Twelve Months Ended December 31,
	2021		2020
	(in thousands, except percent amounts)
Refinery operations
LEH	$90,062	29.9%	$49,786	28.5%
Third-Parties	207,041	68.8%	120,815	69.1%
Tolling and terminaling
Third-Parties	3,717	1.2%	4,209	2.4%
	$300,820	100.0%	$174,810	100.0%

Interest expense.

	Twelve Months Ended December 31,
	2021	2020
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
LE Term Loan Due 2034	$451	$431
LRM Term Loan Due 2034	178	178
March Carroll Note (in default)	131	103
LEH
BDPL-LEH Loan Agreement (in default)	640	640
June LEH Note (in default)	288	40
Ingleside
March Ingleside Note (in default)	56	63
	$1,744	$1,455

Other. BDSC received sublease income from LEH totaling $0.03 million for both twelve-month periods ended December 31, 2021, and 2020. The LEH operating fee totaled approximately $0.5 million and $0.6 million for the twelve months ended December 31, 2021, and 2020, respectively. With respect to the decrease between the periods, although throughput volume was slightly higher, operating costs per bbl were lower due to reduced refinery maintenance and repair expenses.

Blue Dolphin Energy Company	December 31, 2021 │Page 60

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

Remaining Performance Obligations. Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 61

Notes to Consolidated Financial Statements

Segment Information. Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Twelve Months Ended
	December 31,
	2021	2020
	(in thousands)
Net revenue (excluding intercompany fees and sales)
Refinery operations	$297,103	$170,601
Tolling and terminaling	3,717	4,209
Total net revenue	300,820	174,810

Intercompany fees and sales
Refinery operations	(2,457)	(2,384)
Tolling and terminaling	2,457	2,384
Total intercompany fees	-	-

Operation costs and expenses(1)
Refinery operations	(298,082)	(175,201)
Tolling and terminaling	(1,825)	(1,661)
Corporate and other	(197)	(169)
Total operation costs and expenses	(300,104)	(177,031)

Segment contribution margin (deficit)
Refinery operations	(3,436)	(6,984)
Tolling and terminaling	4,349	4,932
Corporate and other	(197)	(169)
Total segment contribution margin (deficit)	716	(2,221)

General and administrative expenses(2)
Refinery operations	(1,549)	(1,257)
Tolling and terminaling	(343)	(307)
Corporate and other	(2,742)	(1,381)
Total general and administrative expenses	(4,634)	(2,945)

Depreciation and amortization
Refinery operations	(1,214)	(1,186)
Tolling and terminaling	(1,362)	(1,296)
Corporate and other	(204)	(204)
Total depreciation and amortization	(2,780)	(2,686)

Interest and other non-operating expenses, net
Refinery operations	(2,779)	(2,929)
Tolling and terminaling	(1,649)	(2,546)
Corporate and other	(1,715)	(1,116)
Total interest and other non-operating expenses, net	(6,143)	(6,591)

Income (loss) before income taxes
Refinery operations	(8,978)	(12,356)
Tolling and terminaling	995	783
Corporate and other	(4,858)	(2,870)
Total loss before income taxes	(12,841)	(14,443)

Income tax expense	-	15)

Net loss	$(12,841)	$(14,458)

(1)

Operation costs include cost of goods sold. Also, operation costs within: (a) tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance) and (b) corporate and other includes expenses related to BDSC, BDPC and BDPL.

(2)	General and administrative expenses within refinery operations include the LEH operating fee.

Blue Dolphin Energy Company	December 31, 2021 │Page 62

Notes to Consolidated Financial Statements

	Twelve Months Ended
	December 31,
	2021	2020
	(in thousands)
Capital expenditures
Refinery operations	$-	$295
Tolling and terminaling	-	790
Corporate and other	-	-
Total capital expenditures	$-	$1,085

	December 31,
	2021	2020
	(in thousands)
Identifiable assets
Refinery operations	$47,047	$48,521
Tolling and terminaling	17,594	18,722
Corporate and other	1,668	2,057
Total identifiable assets	$66,309	$69,300

(5) Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor. At December 31, 2021 and 2020, we had cash balances (including restricted cash) that exceeded the FDIC insurance limit per depositor of approximately $0 and $0.6 million, respectively.

Key Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Tartan. The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil. After that, the Crude Supply Agreement automatically renews for successive one-year terms (each such term, a renewal term). Either party may provide the other with notice of non-renewal at least 60 days before the expiration of any renewal term. As of December 31, 2021, we received 9.0 million bbls, or 36%, of the contracted total volume under the crude supply agreement.

Pilot and Tartan store jet fuel and crude oil, respectively, at the Nixon facility under two terminal services agreements: (i) a Terminal Services Agreement dated as of May 2019 (covering Tank Nos. 67, 71, 72, 73, 77, and 78) for jet fuel and (ii) a Terminal Services Agreement dated as of June 1, 2019 (covering Tank Nos. 1 and 56) for crude oil. Under both terminal services agreements, Pilot and Tartan store product at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity.  The terminal services agreements renew on a one-year evergreen basis.  Either party may terminate the terminal services agreements by providing the other party 60 days prior written notice.  The terminal services agreements will automatically terminate upon expiration or termination of the Crude Supply Agreement.

Our financial health has been materially and adversely affected by defaults in our secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital deficits. If Pilot or Tartan terminate the Crude Supply Agreement or terminal services agreements, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs. During the twelve-month periods ended December 31, 2021 and 2020, the refinery experienced 23 days and 42 days of downtime, respectively. During the same time periods, 13 days and 20 days, respectively, related to lack of crude associated with cash constraints.

Blue Dolphin Energy Company	December 31, 2021 │Page 63

Notes to Consolidated Financial Statements

Significant Customers

We routinely assess the financial strength of our customers. To date, we have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

Twelve Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at December 31,

December 31, 2021	3	71.9%	$0
December 31, 2020	3	70.8%	$0

One of our significant customers is LEH, an Affiliate. Due to a HUBZone certification, the Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms. The Affiliate accounted for 29.9% and 28.7% of total revenue from operations for the twelve months ended December 31, 2021, and 2020, respectively. The Affiliate represented $0 in accounts receivable at both December 31, 2021, and 2020, respectively.

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

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3. Occasionally we sell refined products to customers that export to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Twelve Months Ended December 31,
	2021		2020
	(in thousands, except percent amounts)

LPG mix	$21	0.0%	$2	0.0%
Naphtha	74,683	25.2%	34,413	20.2%
Jet fuel	90,062	30.3%	49,786	29.2%
HOBM	65,386	22.0%	42,777	25.1%
AGO	66,951	22.5%	43,623	25.5%
	$297,103	100.0%	$170,601	100.0%

An Affiliate, LEH, purchases all of our jet fuel. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to Affiliate transactions.

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Prepaid crude oil and condensate	$1,368	$2,249
Prepaid insurance	953	1,182
Prepaid easement renewal fees	76	99
Other prepaids	36	34
	$2,433	$3,564

Blue Dolphin Energy Company	December 31, 2021 │Page 64

Notes to Consolidated Financial Statements

(7) Inventory

Inventory as of the dates indicated consisted of the following:

	December 31,
	2021	2020
	(in thousands)
HOBM	$1,749	$54
Crude oil and condensate	660	463
AGO	338	133
Naphtha	189	120
Chemicals	121	271
Propane	27	15
LPG mix	14	6
	$3,098	$1,062

(8) Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Refinery and facilities	$72,583	$72,184
Land	566	566
Other property and equipment	903	903
	74,052	73,653

Less: Accumulated depletion, depreciation, and amortization	(17,795)	(15,220)
	56,257	58,433

CIP	3,666	4,064
	$59,923	$62,497

Capital expenditures for expansion at the Nixon facility were funded by long-term debt from Veritex, revenue from operations, and working capital from Affiliates. Unused amounts for capital expenditures derived from Veritex loans totaled $0 and $0.5 million at December 31, 2021 and 2020, respectively, and were reflected in restricted cash, non-current on our consolidated balance sheets. See “Note (10)” to our consolidated financial statements for additional disclosures related to working capital deficits and borrowings for capital spending.

We recorded an impairment of $1.1 million related to asset retirement costs that were capitalized for our pipeline/platform assets at December 31, 2021. See “Note (12)” to our consolidated financial statements for additional disclosures related to assets retirement costs.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Unearned revenue from contracts with customers	$4,388	$3,421
Accrued fines and penalties	407	-
Unearned contract renewal income	400	500
Insurance	273	541
Board of director fees payable	230	100
Other payable	218	252
Customer deposits	173	10
Taxes payable	136	58
	$6,225	$4,882

Blue Dolphin Energy Company	December 31, 2021 │Page 65

Notes to Consolidated Financial Statements

(10) Third-Party Long-Term Debt

Loan Agreements Summary

Loan Description	Parties	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default) (1)(2)	LE Veritex	$25.0	Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default) (1)	LRM Veritex	$10.0	Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Kissick Debt (in default)(3)(4)	LE Kissick	$11.7	Jan 2018		16.00%	Working capital; reduced LE’s obligation to GEL
GNCU Loan (in default)
NPS Term Loan Due 2031(5)	NPS GNCU	$10.0	Oct 2031	$0.1 million	5.75%	Working capital
SBA EIDLs
BDEC Term Loan Due 2051 (as modified)(6)	Blue Dolphin SBA	$2.0	Jun 2051	$0.01 million	3.75%	Working capital
LE Term Loan Due 2050(7)	LE SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(7)	NPS SBA	$0.15	Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(8)	LE Texas First	$0.07	Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion

(1)

At December 31, 2021 and 2020, restricted cash, noncurrent was $0 and $0.5 million, respectively; restricted cash noncurrent represents amounts held by Veritex in a disbursement account for the payment of construction-related expenses.

(2)

At both December 31, 2021 and 2020, restricted cash (current portion) was $0.05 million; restricted cash (current portion) represents amounts paid by LE into a $1.0 million payment reserve account held by Veritex.

(3)

Original principal amount was $8.0 million; the debt is currently held by John Kissick. Pursuant to a 2017 sixth amendment, the Kissick Debt was amended to increase the principal amount by $3.7 million.

(4)

Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034.

(5)

The loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments due monthly through loan maturity. The first payment is due in November 2024.

(6)

Original principal amount was $0.5 million; the BDEC Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments were initially deferred for twenty-four (24); the deferral period was later extended to thirty (30) months; under the modification, the first payment is due in December 2023; interest accrues during the deferral period. The BDEC Term Loan Due 2051 is not forgivable. See “Note (17)” to our consolidated financial statements for more information regarding the loan modification.

(7)

For disaster loans made in 2020, the SBA initially deferred payments for the first twelve (12) months. The SBA later extended the payment deferral period from twelve (12) months to twenty-four (24) months and again to thirty (30) months; under the extension, the first payment is due in March 2023; interest accrues during the deferral period. The LE Term Loan Due 2050 and NPS Term Loan Due 2050 are not forgivable.

(8)

In May 2019, LE entered into a 12-month equipment rental agreement with the option to purchase the backhoe at maturity. The equipment rental agreement matured in May 2020. In October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase. We use the backhoe at the Nixon facility.

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt (outstanding principal and accrued interest), as of the dates indicated was as follows:

	December 31,
	2021	2020
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$23,789	$22,840
LRM Term Loan Due 2034 (in default)	9,861	9,473
Kissick Debt (in default)	10,210	9,413
GNCU Loan
NPS Term Loan Due 2031 (in default)	10,094	-
SBA EIDLs
BDEC Term Loan Due 2051	512	-
LE Term Loan Due 2050	156	152
NPS Term Loan Due 2050	156	152
Equipment Loan Due 2025	53	71
	54,831	42,101

Less: Current portion of long-term debt, net	(42,953)	(33,692)
Less: Unamortized debt issue costs	(2,351)	(1,749)
Less: Accrued interest payable (in default)	(8,689)	(6,305)
	$838	$355

Blue Dolphin Energy Company	December 31, 2021 │Page 66

Notes to Consolidated Financial Statements

Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	-

Less: Accumulated amortization	(821)	(693)
	$2,351	$1,749

Amortization expense was $0.1 million for both twelve-month periods ended December 31, 2021 and 2020.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Notre Dame Debt (in default)	$5,232	$4,435
Veritex Loans
LE Term Loan Due 2034 (in default)	2,338	1,295
LRM Term Loan Due 2034 (in default)	959	571
GNCU Loan
NPS Term Loan Due 2031 (in default)	136	-
SBA EIDLs
BDEC Term Loan Due 2051	12	-
LE Term Loan Due 2050	6	2
NPS Term Loan Due 2050	6	2
	8,689	6,305
Less: Accrued interest payable (in default)	(8,689)	(6,305)
Long-term Interest Payable, Net of Current Portion	$-	$-

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

GNCU Loan. Payments under the NPS Term Loan Due 2031 are deferred for the first thirty-six (36) months. Interest accrues during the deferral period. Principal and interest payments begin in October 2024.

SBA EIDLs. SBA EIDLs include a payment deferral period. Interest accrues during the deferral period. The deferral period for the BDEC Term Loan Due 2051 (as modified) is the first thirty (30) months; principal and interest payments begin in December 2023. See “Note (17)” to our consolidated financial statements for more information regarding the loan modification. The deferral period for the LE Term Loan Due 2050 and the NPS Term Loan Due 2050 is the first thirty (30) months; principal and interest payments begin in March 2023.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 67

Notes to Consolidated Financial Statements

Guarantees and Security

Loan Description	Guarantees	Security
Veritex Loans
LE Term Loan Due 2034 (in default)	• 100% USDA-guarantee • Jonathan Carroll(1) • Affiliate cross-guarantees

•    First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)

•    Assignment of all Nixon facility contracts, permits, and licenses

•    Absolute assignment of Nixon facility rents and leases, including tank rental income

•    $5.0 million life insurance policy on Jonathan Carroll

LRM Term Loan Due 2034 (in default)	• 100% USDA-guarantee • Jonathan Carroll(1) • Affiliate cross-guarantees

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

•    All other collateral as described in the security documents

Kissick Debt (in default)(2)	---	• Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	• 90% USDA-guarantee • Jonathan Carroll(1) • Affiliate cross-guarantees

•    Deed of trust lien on approximately 56 acres of land and improvements owned by LE

•    Leasehold deed of trust lien on certain property leased by NPS from LE

•    Assignment of leases and rents and certain personal property

SBA EIDLs
LE Term Loan Due 2050	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
NPS Term Loan Due 2050	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement
Equipment Loan Due 2025	---	• First priority security interest in the equipment (backhoe).

(1)	Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.
(2)

Pursuant to a 2015 subordination agreement, the holder of the Kissick Debt agreed to subordinate their right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034.

The USDA, acting through its agencies, administers a federal rural credit program that makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes. Each USDA guarantee is a full faith and credit obligation of the U.S. with the USDA guaranteeing up to 100% of the principal amount. Lenders of USDA-guaranteed loans are required by regulations to retain both the guaranteed and unguaranteed portions of the loan, to service the entire underlying loan, and to remain mortgage and/or secured party of record. Both the guaranteed and unguaranteed portions of the loan are to be secured by the same collateral with equal lien priority. The USDA-guaranteed portion of a loan cannot be paid later than, or in any way be subordinated to, the related unguaranteed portion. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and transactions, including long-term debt guarantees.

Covenants

The Veritex loans, GNCU loan, and SBA EIDLs contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for credit facilities of this type. There are no covenants associated with the Kissick Debt and the Equipment Loan Due 2025.

Defaults

Loan Description	Event(s) of Default	Covenant Violations
Veritex Loans
LE Term Loan Due 2034 (in default)	Failing to make principal and interest payments; failing to replenish $1.0 million payment reserve account; events of default under other secured loan agreements with Veritex	Financial covenants: • debt service coverage ratio, current ratio, and debt to net worth ratio
LRM Term Loan Due 2034 (in default)	Failing to make principal and interest payments; events of default under other secured loan agreements with Veritex	Financial covenants: • debt service coverage ratio, current ratio, and debt to net worth ratio
GNCU Loan
NPS Term Loan Due 2031 (in default)	---	Financial covenants: • debt service coverage ratio, current ratio, and debt to net worth ratio
Kissick Debt (in default)	Failure to pay past due obligations at maturity (loan matured January 2019)	---

As reflected in the table above and elsewhere in this report, we are in default under the LE Term Loan Due 2034, LRM Term Loan Due 2034, NPS Term Loan Due 2031, and the Kissick Debt. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and the Kissick Debt was classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2021 and 2020.

Blue Dolphin Energy Company	December 31, 2021 │Page 68

Notes to Consolidated Financial Statements

Any exercise by third parties of their rights and remedies under our secured loan agreements will have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements, either upon maturity or if accelerated, (ii) LE, LRM, and NPS will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on the trading prices of our Common Stock and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. See “Notes (1) and (11)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Future annual third-party long-term debt payments, which are reflected as current due to defaults under our secured loan agreements:

Years Ending December 31,	Principal	Debt Issue Costs	Total
		(in thousands)
2022	$45,304	$(2,351)	$42,953
2023	16	-	16
2024	16	-	16
2025	12	-	12
2026	18
Subsequent to 2026	776	-	776
	$46,142	$(2,351)	$43,791

(11) Line of Credit Payable

Line of Credit Agreement Summary

Line of Credit Description	Original Principal Amount (in millions)	Maturity Date	Monthly Principal and Interest Payment	Interest Rate: Original / Default	Loan Purpose

Amended Pilot Line of Credit (in default)	$13.0	May 2020	----	12.00% / 14.00%	Pay off LE’s obligation to GEL; NPS purchase of crude oil from Pilot, and working capital

On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in payments NPS believes Pilot misapplied as part of the Amended Pilot Line of Credit setoff. As of the filing date of this report, the amount remained in dispute between the parties.

NPS was in default as of December 31, 2020, for failure of the borrower or any guarantor to pay past due obligations at maturity.

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Line of credit payable, which represents outstanding principal and accrued interest, as of the dates indicated was as follows:

	December 31,
	2021	2020
	(in thousands)

Amended Pilot Line of Credit (in default)	$-	$8,145

Less: Unamortized debt issue costs	-	-
Less: Interest payable, short-term	-	(103)
	$-	$8,042

Blue Dolphin Energy Company	December 31, 2021 │Page 69

Notes to Consolidated Financial Statements

Guarantees and Security

Loan Description	Guarantees	Security
Amended Pilot Line of Credit (in default)	• Blue Dolphin pledged its equity interests in NPS to Pilot to secure NPS’ obligations; • Blue Dolphin, LE, LRM, and LEH have each guaranteed NPS’ obligations.	• NPS receivables; • NPS assets, including a tank lease (the “Tank Lease”); • LRM receivables.

In an Agreement Regarding Attornment of Tank Leases dated April 30, 2019 between Veritex, LE, NPS, and Pilot, Veritex in its capacity as a secured lender of LE and LRM, agreed to permit the continued performance of obligations under a certain tank lease agreement if it were to foreclose on LE property that NPS was leasing from LE so long as certain conditions were met. The effectiveness of the Agreement Regarding Attornment of Tank Leases was subject to certain conditions, including the agreement and concurrence of the USDA that the Agreement Regarding Attornment of Tank Leases did not impair or void the LE Term Loan Due 2034 and LRM Term Loan Due 2034 or any associated guarantees. Veritex used commercially reasonable efforts to obtain such USDA concurrence, however, the USDA did not provide its concurrence during the term of the agreement.

Covenants

The Amended Pilot Line of Credit contained customary affirmative and negative covenants and events of default.

Defaults

Loan Description	Event(s) of Default	Covenant Violations
Amended Pilot Line of Credit (in default)	Failure to pay past due obligations at maturity (loan matured May 2020)	---

As reflected in the table above and elsewhere in this report, we were in default under the Amended Pilot Line of Credit prior to pay off in October 2021. Upon maturity of the Amended Pilot Line of Credit in May 2020, Pilot sent NPS, as borrower, and LRM, LEH, LE and Blue Dolphin, each a guarantor and collectively guarantors, a notice demanding the immediate payment of the unpaid principal amount and all interest accrued and unpaid, and all other amounts owing or payable (the “Obligations”). Pursuant to the Amended Pilot Line of Credit, commencing on May 4, 2020, the Obligations began accruing interest at a default rate of fourteen percent (14%) per annum. Failure of the borrower or any guarantor of paying the past due Obligations constituted an event of default. Pilot expressly retained and reserved all its rights and remedies available to it at any time, including without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.

Pursuant to a June 1, 2020 notice, Pilot applied payment obligations to NPS under each of (a) the Terminal Services Agreement (covering Tank Nos. 67, 71, 72, 73, 77, and 78), dated as of May 2019, between NPS and Pilot for the storage of jet fuel, and (b) the Terminal Services Agreement (covering Tank Nos. 1 and 56), dated as of June 1, 2019, between NPS and Tartan for the storage of crude oil, against NPS’ payment obligations to Pilot under the Amended Pilot Line of Credit. Such tank lease setoff amounts only partially satisfied NPS’ obligations under the Amended Pilot Line of Credit, and Pilot expressly retained and reserved all its rights and remedies available to it at any time, including, without limitation, the right to exercise all rights and remedies available to Pilot under the Amended Pilot Line of Credit or applicable law or equity.  For the twelve-month periods ended December 31, 2021 and 2020, the tank lease payment setoff totaled $1.9 million and $1.3 million, respectively. The amount of interest NPS incurred under the Amended Pilot Line of Credit totaled $0.7 million and $1.4 million, respectively, for the twelve months ended December 31, 2021 and 2020.

On November 23, 2020, NPS and guarantors received notice from Pilot that the entry into the SBA EIDLs was a breach of the Amended Pilot Line of Credit and Pilot demanded full repayment of the Obligations, including through use of the proceeds of the SBA EIDLs. Pilot also notified the SBA that the liens securing the SBA EIDLs were junior to those securing the Obligations. While the SBA acknowledged this point and indicated a willingness to subordinate the SBA EIDLs, no further action was taken by Pilot.

(12) AROs

Refinery and Facilities

Management has concluded that there is no legal or contractual obligation to dismantle or remove refinery and facilities assets. Management believes that refinery and facilities assets have indeterminate lives under FASB ASC guidance for estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a legal or contractual obligation to dismantle or remove refinery and facilities assets arises and a date or range of dates can reasonably be estimated for the retirement of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using present value techniques.

Blue Dolphin Energy Company	December 31, 2021 │Page 70

Notes to Consolidated Financial Statements

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with the decommissioning of our pipelines and facilities assets, as well as the plugging and abandonment of our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment and recognized accretion expense relating to the discounted liability over the remaining life of the asset. During the twelve months ended December 31, 2021, we determined that the estimated future cost and timing of decommissioning our pipelines and facilities assets has changed. As a result, we recorded an increase in liability at December 31, 2021.

ARO liability as of the dates indicated was as follows:

	December 31,
	2021	2020
	(in thousands)

AROs, at the beginning of the period	$2,370	$2,565
Changes in estimates of existing obligations	1,091	-
Liabilities settled	-	(195)
	3,461	2,370
Less: AROs, current portion	-	(2,370)
Long-term AROs, at the end of the period	$3,461	$-

Liabilities settled reflects preparatory costs in the period associated with decommissioning our offshore pipelines and platform assets.

See “Note (16)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

(13) Lease Obligations

Lease Obligations

Office Lease. BDSC has an office lease related to our headquarters office in Houston, Texas. The 68-month operating lease expires in August 2023. Under the lease, BDSC has an option to extend the lease term for an additional five (5) year period. To exercise the option, BDSC must provide lessor notice at least twelve (12) months before the end of the current term.

In March 2021, BDSC defaulted on the office lease due to non-payment of rent. In May 2021, BDSC and TR 801 Travis LLC (“Building Lessor”) reached an agreement to cure BDSC’s office lease default. Under the terms of a fourth amendment to the office lease, Building Lessor agreed to defer BDSC’s past due obligations, including rent installments and other charges totaling approximately $0.1 million (the “Past Due Obligations”), in equal monthly installments beginning in June 2021, and continuing through lease expiration The Past Due Obligations are subject to an annual percentage rate of 4.50%. BDSC’s monthly base rent including the prorated portion of the Past Due Obligations is $0.02 million.

Building Lessor notified BDSC in an October 11, 2021 letter of a new default under the office lease due to non-payment of rent. As of the filing date of this report, BDSC was in default related to required monthly base rent including Past Due Obligations from April 2021 to March 2022. Default under the office lease permits Building Lessor to declare the amounts owed under the office lease immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under the office lease, including property placed in or upon the leased premises, and exercise any other rights and remedies available. Although BDSC intends to cure the lease default, we can provide no assurance that our efforts will be successful.

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.03 million for both twelve-month periods ended December 31, 2021, and 2020. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Blue Dolphin Energy Company	December 31, 2021 │Page 71

Notes to Consolidated Financial Statements

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		December 31,
	Balance Sheet Location	2021	2020
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(455)	(289)

Total lease assets		332	498

Liabilities
Current
Operating lease	Current portion of lease liabilities	215	194

Noncurrent
Operating lease	Long-term lease liabilities, net of current	156	370
Total lease liabilities		$371	$564

Weighted average remaining lease term in years
Operating lease	1.67
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

The following table presents information related to lease costs for operating and finance leases:

	Twelve Months Ended
	December 31,
	2021	2020
	(in thousands)

Operating lease costs	$206	$206
Finance lease costs:
Depreciation of leased assets	-	13
Interest on lease liabilities	-	3
Total lease cost	$206	$222

The table below presents supplemental cash flow information related to leases as follows:

	December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement
of lease liabilities:
Operating cash flows for operating lease	$233	$230
Operating cash flows for finance leases	$-	$4
Financing cash flows for finance leases	$-	$17

As of December 31, 2021, maturities of lease liabilities for the periods indicated were as follows:

December 31,	Operating Lease	Total
	(in thousands)

2022	$214	$214
2023	157	157

	$371	$371

Blue Dolphin Energy Company	December 31, 2021 │Page 72

Notes to Consolidated Financial Statements

Future minimum annual lease commitments that are non-cancelable:

Operating
December 31,	Lease
(in thousands)
2022	$237
2023	161
$398

(14) Income Taxes

Tax Provision

The provision for income tax benefit (expense) for the periods indicated was as follows:

	Twelve Months Ended
	December 31,
	2021	2020
	(in thousands)
Current
Federal	$-	$(15)
State	-	-
Deferred
Federal	2,335	3,033
State	-	-
Change in valuation allowance	(2,335)	(3,033)

Total provision for income taxes	$-	$(15)

GAAP treats TMT like an income tax for financial reporting purposes.

Effective Tax Rate

Our effective tax rate was as follows:

	December 31,
	2021	2020

Expected tax rate	21.00%	21.00%
Permanent differences	0.00%	0.00%
State tax	0.00%	0.00%
Federal tax	0.00%	0.00%
Change in valuation allowance	(21.00)%	(21.00)%
	0.00%	0.00%

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

Blue Dolphin Energy Company	December 31, 2021 │Page 73

Notes to Consolidated Financial Statements

Deferred income taxes as of the dates indicated consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$16,818	$15,258
Business interest expense	4,680	3,343
Start-up costs (crude oil and condensate processing facility)	424	509
ARO liability/deferred revenue	727	498
AMT credit	-	-
Other	12	3
Total deferred tax assets	22,661	19,611

Deferred tax liabilities:
Basis differences in property and equipment	(7,945)	(7,230)
Total deferred tax liabilities	(7,945)	(7,230)
	14,716	12,381

Valuation allowance	(14,716)	(12,381)

Deferred tax assets, net	$-	$-

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

NOL Carryforwards.  Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of stockholders who own more than 5% (after applying certain look-through rules) increase by more than fifty percent (50% over such stockholders' lowest percentage ownership during the testing period (generally three years). Based on the tax rule, ownership changes occurred in 2005 and 2012.  The 2005 ownership change related to a series of private placements; the 2012 ownership change related to a reverse acquisition. These ownership changes limit the use of pre-change NOL carryforwards to offset future taxable income. The annual use limitation generally equals the value of the common stock, on an aggregate basis, when the ownership change occurred multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards generated before the ownership change to an annual use limitation of roughly $0.6 million per year.  We may use any unused portions of the limitation in subsequent years.  Because of the yearly restriction, approximately $6.7 million in NOL carryforwards generated before the 2012 ownership change will expire unused.  NOL carryforwards generated after the 2012 ownership change but before 2018 are not subject to an annual use limitation; we can use these NOL carryforwards for 20 years in addition to NOL carryforward amounts generated before the ownership change.

NOL Carryforwards. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2019	9,614	43,058	52,672

Net operating losses	-	13,305	13,305

Balance at December 31, 2020	$9,614	$56,363	$65,977

Net operating losses	(1,717)	9,148	7,431

Balance at December 31, 2021	$7,897	$65,511	$73,408

Blue Dolphin Energy Company	December 31, 2021 │Page 74

Notes to Consolidated Financial Statements

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards. At December 31, 2021 and 2020, management determined that realization of the deferred tax assets from NOLs is unlikely based on negative evidence of three-year cumulative net losses. Cumulative net losses represent significant negative objective evidence, limiting the ability to consider other subjective evidence, such as projections for future growth. Based on management’s evaluation, we recorded a valuation allowance against the deferred tax assets as of December 31, 2021 and 2020.

We have NOL carryforwards that remain available for future use. At December 31, 2021 and 2020, there were no uncertain tax positions for which a reserve or liability was necessary.

(15) Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Twelve Months Ended
	December 31,
	2021	2020
	(in thousands,
	except share and per share amounts)

Net income (loss)	$(12,841)	$(14,458)

Basic and diluted income (loss) per share	$(1.01)	$(1.15)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	12,693,514	12,574,465

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted EPS for the twelve months ended December 31, 2021 and 2020  was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

Blue Dolphin Energy Company	December 31, 2021 │Page 75

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE in August 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit pipeline and platform decommissioning permit applications, including a safe boarding plan, by February 2020. BDPL submitted permit applications to BSEE in February 2020 and the USACOE in March 2020. In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL completed the required platform surveys in June 2020. Abandonment operations were delayed due to our cash constraints associated with historical net losses and the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur.

Lack of permit approvals does not relieve BDPL of its obligations to remedy the BSEE INCs or of BSEE’s authority to impose financial penalties. If BDPL fails to complete decommissioning of the offshore pipelines and platform assets and/or remedy the INCs within a timeframe determined to be prudent by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failure to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we have not recorded a liability on our consolidated balance sheet as of December 31, 2020. At December 31, 2021 and 2020, BDPL maintained $3.5 million and $2.4 million, respectively, in AROs related to abandonment of these assets.

Blue Dolphin Energy Company	December 31, 2021 │Page 76

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

Legal Matters

In the ordinary course of business, we are involved in legal matters incidental to the routine operation of our business, such as mechanic’s liens and contract-related disputes. We may also become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

Unresolved Matters.

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

BDPL historically maintained $0.9 million in financial assurance to BOEM for the decommissioning of its trunk pipeline offshore in federal waters. Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way. In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA. Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The solicitor’s office signaled that BDPL’s adherence to milestones identified in an August 2019 meeting between management and BSEE may help in future discussions with BOEM related to the INCs. Decommissioning of these assets will significantly reduce or eliminate the amount of financial assurance required by BOEM, which may serve to partially or fully resolve the INCs. Decommissioning of these assets was delayed due to our cash constraints associated with historical net losses and the ongoing impact of COVID-19. We cannot currently estimate when decommissioning may occur.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2021 and 2020. At both December 31, 2021 and 2020, BDPL maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to BOEM.

Blue Dolphin Energy Company	December 31, 2021 │Page 77

Notes to Consolidated Financial Statements

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January 29, 2020 to March 2, 2020. The proposed agreed order assesses an administrative penalty of approximately $0.4 million and identifies actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount. However, we recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheet as of December 31, 2021.

Pilot Dispute Related to Set-Off Payments. On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in payments Pilot made to Tartan Oil LLC, a Pilot affiliate, arising under a product sales agreement. NPS contends the disputed amount should have been applied to the balance owed by NPS under the Amended Pilot Line of Credit. Pilot has asserted that the redirected payment was offset by accrued interest owed by NPS under the Amended Pilot Line of Credit. As of the filing date of this report, the amount remained in dispute between the parties.

Defaults under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. See “Part II, Item 8. Financial Statements and Supplementary Data – Notes (1), (3), (10), and (11)” for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations. If third parties exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Counterparty Contract-Related Dispute. As of the filing date of this report, we were involved in a contract-related dispute with Tartan involving a revenue sharing-arrangement for the storage and sale of crude oil. Management is working to resolve the dispute amicably, however, the potential outcome is unknown. Management does not believe that the contract-related dispute will have a material adverse effect on our financial position, earnings, or cash flows. However, there can be no assurance that management’s efforts will result in a manageable outcome.

Resolved Matters.

None.

Share Issuances (Sales of Unregistered Securities)

We are obligated to issue shares of our Common Stock to: (i) non-employee directors for services rendered to the Board and (ii) to Jonathan Carroll pursuant to the Guaranty Fee Agreements. For the foreseeable future, management does not intend to pay Mr. Carroll the cash portion of guaranty fees due to Blue Dolphin’s working capital deficits. The cash portion will continue to accrue and be added to the principal balance of the March Carroll Note. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliates and working capital deficits, as well as for information related to the guaranty fee agreements. Set forth below is information regarding the sale or issuance of Common Stock related to the above noted obligations during the twelve months ended December 31, 2021 and 2020:

•

On April 30, 2020, we issued an aggregate of 231,065 restricted shares of Common Stock to Jonathan Carroll, which represented payment of the common stock component of guaranty fees for the period November 2019 through March 2020. Due to price differences between the shares’ cost basis and the trading price of Blue Dolphin’s common stock on the transaction settlement date, we recorded income of approximately $0.03 million related to the share issuance.

•

On April 30, 2020, we also issued an aggregate of 135,084 restricted shares of Common Stock to certain of our non-employee, independent directors, which represented payment for services rendered to the Board for the three-month periods ended September 30, 2018, March 31, 2019, September 30, 2019, and March 31, 2020. Due to price differences between the shares’ cost basis and the trading price of Blue Dolphin’s common stock on the transaction settlement date, we recorded income of approximately $0.05 million related to the share issuance.

We recognized income on the issuance of shares of approximately $0.08 million and $0 for the twelve months ended December 31, 2021 and 2020, respectively. The sale and issuance of these securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Blue Dolphin Energy Company	December 31, 2021 │Page 78

Notes to Consolidated Financial Statements

(17) Subsequent Events

BDEC Term Loan Due 2051 Modification

Effective February 18, 2022, BDEC executed a 1st Loan Modification of Note to secure additional monies under the BDEC Term Loan Due 2051. The original principal amount of the loan increased by $1.5 million from $0.5 million to $2.0 million. Proceeds will be used for working capital purposes. With the exception of the monthly principal payment, all loan terms remained materially unchanged. Interest on the loan accrues at the rate of 3.75% per annum and will accrue from the date of loan. Installment payments, including principal and interest, total $0.01 million per month and are due beginning thirty (30) months from the original loan date of May 4, 2021. The balance of principal and interest is payable over a 30-year term; the loan maturity date remains June 7, 2051.

SBA EIDLs are not forgivable. Jonathan Carroll, the company’s chief executive officer, and an Affiliate provided guarantees of the debt. The debt is subject to certain customary covenants and default provisions.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 79

Internal Controls and Procedures

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer) to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Assessment.

As previously reported, for the twelve months ended December 31, 2020 management’s evaluation of our internal controls over financial reporting identified a material weakness and significant deficiency, as follow:

●	Significant deficiency – There was not a process in place for formal review of manual journal entries.

●

Material weakness – The company lacked resources to handle complex accounting transactions. This could result in errors related to the recording, disclosure, and presentation of consolidated financial information in quarterly, annual, and other filings. Prior year audit procedures resulted in significant adjustments related to the accounting for a certain stock issuance in payment of related party debt, as well as deferred revenue relating to consideration received from a supplier.

During the twelve months ended December 31, 2021, management took steps to remediate these deficiencies, including implementing a formal policy to review manual journal entries and documenting procedures to identify and address complex accounting transactions. Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer), assessed the effectiveness of our internal controls over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission Framework and SOX Compliance. Management’s evaluation of our internal controls over financial reporting for the twelve months ended December 31, 2021 determined that they were effective.

Changes in Internal Control over Financial Reporting. Except as noted above, there have been no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Blue Dolphin Energy Company	December 31, 2021 │Page 80

Internal Controls and Procedures

Exemption from Management’s Report on Internal Control over Financial Reporting. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC for smaller reporting companies that permit us to provide only management’s attestation in this report.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 81

Other Information

ITEM 9B. OTHER INFORMATION

Sales of Unregistered Securities

Set forth below is information regarding the sale or issuance of shares of Common Stock by us for the years ended December 31, 2021 and 2020 that were not registered under the Securities Act:

•

On April 30, 2020, we issued an aggregate of 231,065 restricted shares of Common Stock to Jonathan Carroll, which represented payment of the common stock component of guaranty fees for the period November 2019 through March 2020. Due to price differences between the shares’ cost basis and the trading price of Blue Dolphin’s common stock on the transaction settlement date, we recorded income of approximately $0.03 million related to the share issuance. As a condition for our secured loan agreements with Veritex, Mr. Carroll was required to personally guarantee repayment of borrowed funds and accrued interest. Under the guaranty fee agreements, Mr. Carroll is entitled to receive guaranty fees. The fees are payable 50% in cash and 50% in Common Stock. The Common Stock portion is paid periodically. For the foreseeable future, management does not intend to pay Mr. Carroll the cash portion due to Blue Dolphin’s working capital deficits. The cash portion will continue to accrue and be added to the outstanding principal balance owed to Mr. Carroll under the March Carroll Note.

•

On April 30, 2020, we also issued an aggregate of 135,084 restricted shares of Common Stock to certain of our non-employee, independent directors, which represented payment for services rendered to the Board for the three-month periods ended September 30, 2018, March 31, 2019, September 30, 2019, and March 31, 2020. Due to price differences between the shares’ cost basis and the trading price of Blue Dolphin’s common stock on the transaction settlement date, we recorded income of approximately $0.05 million related to the share issuance.

BDEC Term Loan Due 2051 Modification

Effective February 18, 2022, BDEC executed a 1st Loan Modification of Note to secure additional monies under the BDEC Term Loan Due 2051. The original principal amount of the loan increased by $1.5 million from $0.5 million to $2.0 million. Proceeds will be used for working capital purposes. With the exception of the monthly principal payment, all loan terms remained materially unchanged. Interest on the loan accrues at the rate of 3.75% per annum and will accrue from the date of loan. Installment payments, including principal and interest, total $0.01 million per month and are due beginning thirty (30) months from the original loan date of May 4, 2021. The balance of principal and interest is payable over a 30-year term; the loan maturity date remains June 7, 2051.

SBA EIDLs are not forgivable. Jonathan Carroll, the company’s chief executive officer, and an Affiliate provided guarantees of the debt. The debt is subject to certain customary covenants and default provisions.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 82

Directors and Officers Compensation and Beneficial Stockholder Information

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	December 31, 2021 │Page 83

Exhibits

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits and Financial Statement Schedules

Following is a list of documents filed as part of this report:

•

Consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity (deficit), and consolidated statements of cash flows, which appear in “Part II, Item 8.Financial Statements and Supplementary Data”.

•	Exhibits as listed in the exhibit index of this report, which is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Exhibits Index

No.	Description

3.1	Amended and Restated Certificate of Incorporation of Blue Dolphin (incorporated by reference to Exhibit 3.1 filed with Blue Dolphin’s Form 8-K on June 2, 2009, Commission File No. 000-15905)

3.2	Amended and Restated By-Laws of Blue Dolphin (incorporated by reference to Exhibit 3.1 filed with Blue Dolphin’s Form 8-K on December 26, 2007, Commission File No. 000-15905)

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with Blue Dolphin’s Form 10-K on March 30, 1990, Commission File No. 000-15905)

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

Blue Dolphin Energy Company	December 31, 2021 │Page 84

Exhibits

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

Blue Dolphin Energy Company	December 31, 2021 │Page 85

Exhibits

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

Blue Dolphin Energy Company	December 31, 2021 │Page 86

Exhibits

10.41

Promissory Note dated March 31, 2017, of Blue Dolphin Energy Company in favor of Lazarus Energy Holdings, LLC (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on May 15, 2017, Commission File No. 000-15905)

10.42

Amended and Restated Promissory Note dated March 31, 2017, of Blue Dolphin Energy Company in favor of Ingleside Crude, LLC (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on May 15, 2017, Commission File No. 000-15905)

10.43

Amended and Restated Promissory Note dated March 31, 2017, of Blue Dolphin Energy Company in favor of Lazarus Capital, LLC (Jonathan Carroll) (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 10-Q on May 15, 2017, Commission File No. 000-15905)

10.44

Amended and Restated Operating Agreement effective as of April 1, 2017, between Lazarus Energy Holdings, LLC, Lazarus Energy, LLC, and Blue Dolphin Energy Company (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-Q on May 15, 2017, Commission File No. 000-15905)

10.45

Amended and Restated Promissory Note dated June 30, 2017, of Blue Dolphin Energy Company in favor of Lazarus Energy Holdings, LLC (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on October 12, 2017, Commission File No. 000-15905)

10.46

Amended and Restated Guaranty Fee Agreement between Jonathan Carroll and Lazarus Refining & Marketing, LLC (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 10-Q on October 12, 2017, Commission File No. 000-15905)

10.47

Amended and Restated Guaranty Fee Agreement between Jonathan Carroll and Lazarus Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 10-Q on October 12, 2017, Commission File No. 000-15905)

10.48

Amended and Restated Guaranty Fee Agreement between Jonathan Carroll and Lazarus Energy, LLC (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-Q on October 12, 2017, Commission File No. 000-15905)

10.49

Notice from Veritex Community Bank to Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Refining & Marketing, LLC, Lazarus Energy Holdings, LLC, Lazarus Marine Terminal I, LLC and Jonathan Pitts Carroll, Sr. dated April 30, 2019 (incorporated by reference to Exhibit 10.7 filed with Blue Dolphin’s Form 10-Q on August 14, 2019, Commission File No. 000-15905)

10.50

Loan Authorization and Agreement between Blue Dolphin Energy Company and the Small Business Administration effective May 4, 2021 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on August 17, 2021, Commission File No. 000-15905).

10.51

Loan Authorization and Agreement between Blue Dolphin Energy Company and the Small Business Administration dated May 11, 2021 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on May 17, 2021, Commission File No. 000-15905).

10.52**	Loan Agreement between Greater Nevada Credit Union, Nixon Product Storage, LLC, and Guarantors (as defined therein) dated September 20, 2021.

10.53**	Guaranteed Note between Nixon Product Storage, LLC and Greater Nevada Credit Union dated September 20, 2021.

10.54**	Non-Guaranteed Note between Nixon Product Storage, LLC and Greater Nevada Credit Union dated September 20, 2021.

10.55**	1st Loan Modification of Note between Blue Dolphin Energy Company and the Small Business Administration dated February 18, 2022.

14.1

Code of Ethics applicable to the Chairman, Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 14.1 filed with Blue Dolphin’s Form 10-KSB on March 25, 2005, Commission File No. 000-15905)

21.1**	List of Subsidiaries of Blue Dolphin

23.1**	Consent of UHY LLP

31.1**	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Blue Dolphin Energy Company	December 31, 2021 │Page 87

Exhibits

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

_________________

* Management Compensation Plan

** Filed herewith

Blue Dolphin Energy Company	December 31, 2021 │Page 88

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

April 1, 2022	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN P. CARROLL
Jonathan P. Carroll	Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	April 1, 2022

/s/ RYAN A. BAILEY
Ryan A. Bailey	Director	April 1, 2022

/s/ AMITAV MISRA
Amitav Misra	Director	April 1, 2022

/s/ CHRISTOPHER T. MORRIS
Christopher T. Morris	Director	April 1, 2022

/s/ HERBERT N. WHITNEY	Director	April 1, 2022
Herbert N. Whitney

Blue Dolphin Energy Company	December 31, 2021 │Page 89