Form 10-Q
period 2022-03-31
BLUE DOLPHIN ENERGY CO
filed 2022-05-16
CIK 793306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to____________

 Commission File No. 0-15905

BLUE DOLPHIN ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-1268729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Travis Street, Suite 2100, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

713-568-4725

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BDCO	OTCQX

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of May 16, 2022: 14,799,041

Blue Dolphin Energy Company	March 31, 2022 │Page 2

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

Amended and Restated Operating Agreement. Affiliate agreement between Blue Dolphin, LE, LRM, NPS, BDPL, BDPC, BDSC and LEH governing LEH’s operation and management of those companies’ assets; three-year term effective April 1, 2020 expiring April 1, 2023 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC.

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

BDPC. Blue Dolphin Petroleum Company, a wholly owned subsidiary of Blue Dolphin.

BDPL. Blue Dolphin Pipe Line Company, a wholly owned subsidiary of Blue Dolphin.

BDPL-LEH Loan Agreement. Loan Agreement dated August 15, 2016, between BDPL and LEH in the original principal amount of $4.0 million; interest accrues at 16% annually; guaranteed by certain BDPL property; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; matured August 2018; currently in default for failure to pay past due obligations at maturity.

BDSC. Blue Dolphin Services Co., a wholly owned subsidiary of Blue Dolphin.

BDSC-LEH Office Sub-Lease Agreement. Office sublease agreement in Houston, Texas between BDSC and LEH; sixty-eight -month term effective January 1, 2018 expiring August 31, 2023; includes 6-month rent abatement period; rent approximately $0.003 million per month

Blue Dolphin. Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

bpd. Barrel per day; a measure of the bbls of daily output produced in a refinery or transported through a pipeline.

BDEC Term Loan Due 2051 (as modified). An EIDL dated May 4, 2021 between Blue Dolphin and the SBA in the original principal amount of $0.5 million; the note was modified in February 2022 to increase the principal amount to $2.0 million; additional principal used for working capital; interest accrues at 3.75%; maturity date May 2051; monthly principal and interest payment $0.01 million; payments deferred first thirty (30) months; interest accrues during deferral period; first payment due December 2023; loan not forgivable; security includes all tangible and intangible personal property, including, but not limited to inventory, equipment, instruments, chattel paper, documents, letter of credit rights, accounts, deposit accounts, commercial tort claims, general intangibles, and as-extracted collateral; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type.

Board. Board of Directors of Blue Dolphin.

BOEM. Bureau of Ocean Energy Management.

Blue Dolphin Energy Company	March 31, 2022 │Page 3

Glossary of Terms

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

CDC. Centers for Disease Control and Prevention.

CERLA. Comprehensive Environmental Response, Compensation, and Liability Act of 1980.

CIP. Construction in progress.

COVID-19. An infectious disease first identified in 2019 in Wuhan, the capital of China’s Hubei province; the disease has since spread globally, resulting in the ongoing coronavirus pandemic.

CWA. Clean Water Act.

Common Stock. Blue Dolphin common stock, par value $0.01 per share. Blue Dolphin has 20,000,000 shares of Common Stock authorized and 12,693,514 shares of Common Stock issued and outstanding as of March 31, 2022.

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

Crude distillation tower. A tall column-like vessel in which crude oil and condensate is heated and its vaporized components are distilled by means of distillation trays. This process refines crude oil and other inputs into intermediate and finished petroleum products. Commonly referred to as a crude distillation unit or an atmospheric distillation unit.

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

Distillation. The first step in the refining process whereby crude oil and condensate are heated at atmospheric pressure in the base of a distillation tower. As the temperature increases, the various compounds vaporize in succession at their various boiling points and then rise to prescribed levels within the tower per their densities, from lightest to heaviest. They then condense in distillation trays and are drawn off individually for further refining. Distillation is also used at other points in the refining process to remove impurities.

Blue Dolphin Energy Company	March 31, 2022 │Page 4

Glossary of Terms

Downtime. Scheduled and/or unscheduled periods in which the crude distillation tower is not operating. Downtime may occur for a variety of reasons, including severe weather, power failures, and preventive maintenance.

EIA. Energy Information Administration.

EIDL. Economic Injury Disaster Loan; provides economic relief to businesses that experienced a temporary loss of revenue due to COVID-19.

EPA. Environmental Protection Agency.

Eagle Ford Shale. A hydrocarbon-producing geological formation extending across South Texas from the Mexican border into East Texas.

Equipment Loan Due 2025. Installment sales contract dated October 13, 2020 between LE and Texas First in the original principal amount of $0.7 million; loan represents conversion of prior equipment rental agreement with option to purchase at maturity; interest accrues at 4.50%; maturity date October 2025; monthly principal and interest payment $0.0013 million; security includes first priority lien in the equipment (backhoe); contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type.

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

Blue Dolphin Energy Company	March 31, 2022 │Page 5

Glossary of Terms

Jet Fuel Sales Agreement. Product agreement for the sale of jet fuel between LE and LEH; one-year term effective April 1, 2022 expiring earliest to occur of March 31, 2023, plus 30-day carryover, or delivery of maximum jet fuel quantity; LEH bids on jet fuel contracts under preferential pricing terms due to a HUBZone certification.

June LEH Note. June 2017 promissory note between Blue Dolphin and LEH; for Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement; interest accrues at 8% compounded annually; no covenants; matured January 2019; currently in default for failure to pay past due obligations at maturity.

Kissick Debt. Previously referred to as the ‘Notre Dame Debt; loan agreement originally entered into between LE and Notre Dame Investors, Inc. in the original principal amount of $8.0 million; debt held by John Kissick as of March 31, 2022; pursuant to a 2017 sixth amendment, the Kissick Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce LE’s obligation to GEL; under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments and security interest, as well as liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034; interest accrues at 16%; no covenants; matured January 2019; security includes subordinated deed of trust that encumbers the crude distillation tower and general assets of LE; currently in default for failure to pay past due obligations at maturity.

Lazarus Capital. Lazarus Capital, LLC, an affiliate of Jonathan Carroll.

LE. Lazarus Energy, LLC, a wholly owned subsidiary of Blue Dolphin.

LE Amended and Restated Guaranty Fee Agreement. Amended and Restated Guaranty Fee Agreement dated April 1, 2017, between LE and Jonathan Carroll; tied to payoff of LE Term Loan Due 2034; fee paid equal to 2% per annum of outstanding principal balance owed under LE Term Loan Due 2034; fees payable 50% in cash and 50% in Common Stock; Blue Dolphin accrues payment of Common Stock portion quarterly.

LE Term Loan Due 2034. Loan Agreement dated June 22, 2015, between LE, Veritex, and guarantors in the original principal amount of $25.0 million; Jonathan Carroll required to provide personal guarantee; interest accrues at WSJ Prime plus 2.75%; maturity date June 2034; monthly principal and interest payment $0.2 million; purpose of loan was loan refinance and Nixon facility capital improvements; loan 100% USDA-guaranteed; security includes first priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory), assignment of all Nixon facility contracts, permits, and licenses, absolute assignment of Nixon facility rents and leases, including tank rental income, and a $0.5 million life insurance policy on Jonathan Carroll; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; currently in default for failing to make principal and interest payments, failing to replenish a $1.0 million payment reserve account, and events of default under other secured loan agreements with Veritex; covenant violations relate to debt service coverage ratio, current ratio, and debt to net worth ratio.

LE Term Loan Due 2050. An EIDL dated August 29, 2020 between NPS and the SBA in the original principal amount of $0.15 million; principal used for working capital; interest accrues at 3.75%; maturity date August 2050; monthly principal and interest payment $0.0007 million; payments deferred first thirty (30) months; interest accrues during deferral period; first payment due March 2023; loan not forgivable; security includes business assets (e.g., machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type.

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

LMT. Lazarus Marine Terminal I, LLC, an affiliate of LEH.

Blue Dolphin Energy Company	March 31, 2022 │Page 6

Glossary of Terms

LRM. Lazarus Refining & Marketing, LLC, a wholly owned subsidiary of Blue Dolphin.

LRM Amended and Restated Guaranty Fee Agreement. Amended and Restated Guaranty Fee Agreement dated April 1, 2017, between LRM and Jonathan Carroll; tied to payoff of LRM Term Loan Due 2034; fee paid equal to 2% per annum of outstanding principal balance owed under LRM Term Loan Due 2034; fees payable 50% in cash and 50% in Common Stock; Blue Dolphin accrues payment of Common Stock portion quarterly.

LRM Term Loan Due 2034. Loan Agreement dated December 4, 2015, between LRM, Veritex, and guarantors in the original principal amount of $10.0 million; Jonathan Carroll required to provide personal guarantee; interest accrues at WSJ plus 2.75%; maturity date December 2034; monthly principal and interest payment $0.1 million; purpose of loan to refinance bridge loan and Nixon facility capital improvements; loan 100% USDA-guaranteed; security includes second priority lien on rights of LE in crude distillation tower and other collateral of LE, first priority lien on real property interests of LRM, first priority lien on all LRM fixtures, furniture, machinery, and equipment, first priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified tanks for which Veritex has a second priority lien, and all other collateral as described in the security agreements; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; currently in default for failing to make principal and interest payments and events of default under other secured loan agreements with Veritex; covenant violations relate to debt service coverage ratio, current ratio, and debt to net worth ratio.

LTRI. Lazarus Texas Refinery I, an affiliate of LEH.

March Carroll Note. March 2017 promissory note between Blue Dolphin and Lazarus Capital; reflects amounts owed to Jonathan Carroll under LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement; interest accrues at 8% compounded annually; no covenants; matured January 2019; currently in default for failure to pay past due obligations at maturity.

March Ingleside Note. March 2017 promissory note between Blue Dolphin and Ingleside; represents periodic working capital to Blue Dolphin through conversion of accounts payable; interest accrues at 8% compounded annually; no covenants; matured January 2019; currently in default for failure to pay past due obligations at maturity.

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

NOL. Net operating losses.

Nixon facility. Encompasses the Nixon refinery, petroleum storage tanks, loading and unloading facilities, and 56 acres of land in Nixon, Texas.

Nixon refinery. The 15,000-bpd crude distillation tower and associated processing units in Nixon, Texas.

NPS. Nixon Product Storage, LLC, a wholly owned subsidiary of Blue Dolphin.

NPS Term Loan Due 2031. Loan Agreement dated September 20, 2021, between NPS, GNCU, and guarantors in the original principal amount of $10.0 million; Jonathan Carroll required to provide personal guarantee; interest accrues at 5.75%; maturity date October 2031; monthly principal and interest payment $0.1 million; interest-only payments first thirty-six (36) months; first principal payment due November 2024; purpose of loan working capital; loan 90% USDA-guaranteed; security includes deed of trust lien on approximately 56 acres of land and improvements owned by LE, leasehold deed of trust lien on certain property leased by NPS from LE, and assignment of leases and rents and certain personal property; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; currently in default; covenant violations relate to debt service coverage ratio, current ratio, and debt to net worth ratio.

Blue Dolphin Energy Company	March 31, 2022 │Page 7

Glossary of Terms

NPS Term Loan Due 2050. An EIDL dated August 29, 2020 between NPS and the SBA in the original principal amount of $0.15 million; principal used for working capital; interest accrues at 3.75%; maturity date August 2050; monthly principal and interest payment $0.0007 million; payments deferred first thirty (30) months; interest accrues during deferral period; first payment due March 2023; loan not forgivable; security includes business assets (e.g., related machinery and equipment, furniture, fixtures, etc.) as more fully described in the security agreement; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type.

NSR/PSD. New Source Review/Prevention of Significant Deterioration.

OPA 90. Oil Pollution Act of 1990.

Operating days. Represents the number of days in a period in which the crude distillation tower operated. Operating days is calculated by subtracting downtime in a period from calendar days in the same period.

OPEC+. Organization of Petroleum Exporting Countries, Russia, and certain other oil-exporting countries.

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

Blue Dolphin Energy Company	March 31, 2022 │Page 8

Glossary of Terms

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

Sweet crude. Crude oil containing sulfur content of less than 0.5%.

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

USACOE. U.S. Army Corps of Engineers.

USDA. U.S. Department of Agriculture; the USDA, acting through its agencies, administers a federal rural credit program that makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes; each USDA guarantee is a full faith and credit obligation of the U.S. with the USDA guaranteeing up to 100% of the principal amount; lenders of USDA-guaranteed loans are required by regulations to retain both the guaranteed and unguaranteed portions of the loan, to service the entire underlying loan, and to remain mortgage and/or secured party of record; both the guaranteed and unguaranteed portions of the loan are to be secured by the same collateral with equal lien priority; the USDA-guaranteed portion of the loan cannot be paid later than, or in any way be subordinated to, the related unguaranteed portion.

U.S. GAAP. Accounting principles generally accepted in the United States of America.

Veritex. Veritex Community Bank, successor in interest to Sovereign Bank by merger.

WHO. World Health Organization.

WSJ prime rate. A measure of the U.S. prime rate as defined by the Wall Street Journal.

XBRL. eXtensible Business Reporting Language.

Yield. The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	March 31, 2022 │Page 9

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

Business and Industry

•	Our going concern status.
•	Inadequate liquidity to sustain operations due to defaults under our secured loan agreements, margin volatility, historical net losses, and working capital and equity deficits.
•	Substantial debt in current liabilities, all of which is currently in default.
•	Ability to regain compliance with the terms of our outstanding indebtedness.
•	Increased costs of capital or a reduction in the availability of credit.
•	Restrictive covenants in our debt instruments that limit our ability to undertake certain types of transactions.
•	Affiliate Common Stock ownership and transactions that could cause conflicts of interest.
•	Operational hazards inherent in transporting, processing, and storing crude oil and condensate and refined products.
•	Geographical concentration of our assets and customers in West Texas.
•	Competition from companies with more significant financial and other resources.
•	Environmental laws and regulations that may require us to make substantial capital improvements to remain compliant or remediate current or future contamination that could lead to material liabilities.
•	Strict laws and regulations regarding personnel and process safety.
•	Market changes in insurance that impact premium costs and available coverages.
•	NOL carryforwards to offset future taxable income for U.S. federal income tax purposes that are subject to limitation.
•	Industry technological developments that outpace our ability to keep up.
•	Actual or potential terrorist threats, activist incidents, cyber-security breaches, or acts of war that could affect our business.
•	Actual or potential security threats.
•	Uncertainty regarding the impact of current and future sanctions imposed by governments and other authorities, including the United States, the European Union, and the United Kingdom in response to the conflict between Russia and Ukraine.
•	Public health threats, pandemics, and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impacts thereof on our business, financial condition, results of operations, and liquidity.
•	Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.

Downstream and Midstream Operations

•	Commodity price and refined product demand volatility, which adversely affect our refining margins.
•	Crude oil, other feedstocks, and fuel and utility services price volatility.
•	Availability and cost of crude oil and other feedstocks to operate the Nixon facility.

Blue Dolphin Energy Company	March 31, 2022 │Page 10

Important Information Regarding Forward Looking Statements

•	Equipment failure and maintenance, which lead to operational downtime.
•	Failure to effectively execute new business strategies, such as renewable fuels.
•	Adverse changes in operational cash flow and working capital, shortfalls for which Affiliates may not fund.
•	Critical personnel loss, labor actions, and workplace safety issues.
•	Market share loss, an unfavorable financial condition shift, or the bankruptcy or insolvency of a significant customer.
•	Increases in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting our crude oil and condensate, feedstocks, and refined products.
•	Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.
•	Geographical concentration of our refining operations and customers within the Eagle Ford Shale.
•	Severe weather or other climate-related events that affect our facilities or those of our vendors, suppliers, or customers.
•	Assessment of penalties by regulatory agencies, such as the TCEQ, for alleged violations.
•	Regulatory changes and other measures for the reduction of greenhouse gas emissions, including carbon dioxide.
•	Our ability to effect and integrate potential acquisitions.

Pipeline and Facilities and Oil and Gas Assets

•	Assessment of civil penalties by BOEM for our failure to satisfy orders to provide additional financial assurance (supplemental pipeline bonds) within the time prescribed.
•	Assessment of civil penalties by BSEE for our failure to decommission pipeline and platform assets within the time prescribed.
•	Our estimates of future AROs related to our pipeline and facilities assets may increase.

Common Stock

•	Fluctuations in our stock price that may result in a substantial investment loss.
•	Declines in our stock price due to share sales.
•	Dilution of the equity of current stockholders and the potential decline of our stock price due to the issuance of new Common Stock or Preferred Stock from the large pool of authorized shares that we have available to issue.
•	The potential sale of shares in accordance with Rule 144, which may adversely affect the market.
•	The lack of dividend payments.
•	Failure to maintain adequate internal controls under Section 404(a) of the Sarbanes-Oxley Act.

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC and elsewhere in this report. All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Blue Dolphin Energy Company	March 31, 2022 │Page 11

Financial Statements

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2022	2021
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106	$9
Restricted cash	-	48
Accounts receivable, net	143	126
Prepaid expenses and other current assets	1,732	2,433
Deposits	110	110
Inventory	5,810	3,098
Total current assets	7,901	5,824

LONG-TERM ASSETS
Total property and equipment, net	59,274	59,923
Operating lease right-of-use assets, net	288	332
Surety bonds	230	230
Total long-term assets	59,792	60,485

TOTAL ASSETS	$67,693	$66,309

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$43,004	$42,953
Long-term debt, related party, current portion (in default)	18,087	20,042
Interest payable (in default)	8,493	8,689
Interest payable, related party (in default)	3,614	3,454
Accounts payable	2,356	2,548
Accounts payable, related party	155	155
Current portion of lease liabilities	220	215
Income taxes payable	41	-
Accrued expenses and other current liabilities	4,855	6,225
Total current liabilities	80,825	84,281

LONG-TERM LIABILITIES
Asset retirement obligations	3,494	3,461
Long-term lease liabilities, net of current	99	156
Unearned contract renewal income	1,090	1,200
Long-term debt, net of current portion	2,334	838
Total long-term liabilities	7,017	5,655

TOTAL LIABILITIES	87,842	89,936

Commitments and contingencies (Note 15)

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 20,000,000 shares authorized; 12,693,514 shares issued at both March 31, 2022 and December 31, 2021)(1)	127	127
Additional paid-in capital	38,457	38,457
Accumulated deficit	(58,733)	(62,211)
TOTAL STOCKHOLDERS' DEFICIT	(20,149)	(23,627)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$67,693	$66,309

(1)

Blue Dolphin has 20,000,000 shares of common stock, par value $0.01 per share, and 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. There are 12,693,514 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	March 31, 2022 │Page 12

Financial Statements

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$109,757	$58,483
Tolling and terminaling	926	930

Total revenue from operations	110,683	59,413

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	102,393	57,783
Other conversion costs	1,684	1,840
Total cost of goods sold	104,077	59,623

Gross profit (loss)	6,606	(210)

COST OF OPERATIONS
LEH operating fee, related party	126	124
Other operating expenses	11	54
General and administrative expenses	624	658
Depreciation and amortization	701	693
Accretion of asset retirement obligations	33	-

Total cost of operations	1,495	1,529

Income (loss) from operations	5,111	(1,739)

OTHER INCOME (EXPENSE)

Easement, interest and other income	-	2
Interest and other expense	(1,592)	(1,480)
Gain on extinguishment of debt	-	43
Total other expense	(1,592)	(1,435)

Income (loss) before income taxes	3,519	(3,174)

Income tax expense	(41)	-

Net Income (loss)	$3,478	$(3,174)

Income (loss) per common share:
Basic	$0.27	$(0.25)
Diluted	$0.27	$(0.25)

Weighted average number of common shares outstanding:
Basic	12,693,514	12,693,514
Diluted	12,693,514	12,693,514

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	March 31, 2022 │Page 13

Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$3,478	$(3,174)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depletion, depreciation and amortization	701	693
Accretion of asset retirement obligations	33	-
Amortization of debt issue costs	51	32
Guaranty fees paid in kind	152	152
Related-party interest expense paid in kind	277	225
Deferred revenue and expenses	(110)	3
Gain on extinguishment of debt	-	(43)
Changes in operating assets and liabilities
Accounts receivable	(17)	44
Prepaid expenses and other current assets	701	2,504
Deposits and other assets	-	14
Inventory	(2,712)	(37)
Accounts payable, accrued expenses and other liabilities	(1,617)	(913)
Accounts payable, related party	-	-
Net cash provided by operating activities	937	(500)

FINANCING ACTIVITIES
Proceeds from debt	1,500	-
Payments on debt	(4)	(6)
Net activity on related-party debt	(2,384)	(36)
Net cash used in financing activities	(888)	(42)
Net change in cash, cash equivalents, and restricted cash	49	(542)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	57	1,111
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$106	$569

Supplemental Information:
Non-cash operating activities
Financing of line of credit via related-party debt	$-	$873
Amended Pilot Line of Credit offset by tank lease payments	$-	$576
Interest paid	$1,051	$287
Income taxes paid (refunded)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	March 31, 2022 │Page 14

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

Assets are organized in two business segments: ‘refinery operations’ (owned by LE) and ‘tolling and terminaling services’ (owned by LRM and NPS). ‘Corporate and other’ includes Blue Dolphin subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). See “Note (4)” to our consolidated financial statements for more information about our business segments.

Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours,” refer to Blue Dolphin, one or more of its consolidated subsidiaries or all of them taken as a whole.

Affiliates

Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. An Affiliate operates and manages all Blue Dolphin assets and funds working capital requirements during periods of working capital deficits. In addition, an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Going Concern

Management determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include defaults under secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital and equity deficits, as discussed more fully below. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options. These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing bankruptcy.

Defaults Under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. As a result, the debt associated with these obligations was classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2022 and December 31, 2021. See “Notes (3) and (10)” for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations.

Third-Party Defaults

•	Veritex Loans –As of the filing date of this report, LE and LRM were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make required monthly principal and interest payments and failing to satisfy financial covenants. In addition, LE was in default under the LE Term Loan Due 2034 for failing to replenish a $1.0 million payment reserve account. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under these loan agreements, and exercise any other rights and remedies available.

•	GNCU Loan –As of the filing date of this report, NPS was in default under the NPS Term Loan Due 2031 for failing to satisfy financial covenants.

•	Kissick Debt – Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, LE has made no payments under the subordinated Kissick Debt. To date, Mr. Kissick has taken no action due to the non-payment. As of the filing date of this report, there were defaults under the Kissick Debt related to payment of past due obligations at maturity.

Blue Dolphin Energy Company	March 31, 2022 │Page 15

Notes to Consolidated Financial Statements

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements, either upon maturity or if accelerated, (ii) LE, LRM, and NPS will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on the trading prices of our Common Stock and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. Management maintains ongoing dialogue with lenders regarding defaults and continues to actively discuss potential restructuring and refinance opportunities. See “Note (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Related-Party Defaults

•	Notes and Loan Agreement – As of the filing date of this report, Blue Dolphin was in default concerning past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement. Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin assets, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits.

Substantial Current Debt

Excluding accrued interest, we had current debt of $61.1 million and $63.0 million, respectively, as of March 31, 2022 and December 31, 2021. Current debt consists of bank debt, investor debt, and related party debt. Substantial current debt is primarily the result of secured loan agreements being in default. As a result, these debt obligations were classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2022 and December 31, 2021.

Margin Volatility. Crude oil refining is primarily a margin-based business. To improve margins, we must maximize yields of higher value finished petroleum products and minimize costs of feedstocks and operating expenses. When the spread between these commodity prices decreases, our margins are negatively affected. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally results in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. The effect of crude oil commodity price changes on our finished petroleum product commodity prices therefore depends, in part, on how quickly and how fully the market adjusts to reflect these changes. Unfavorable refining margins may have a material adverse effect on our earnings, cash flows, and liquidity.

In March 2020, the WHO declared the outbreak of COVID-19 a pandemic, and the U.S. economy began to experience pronounced adverse effects as a result of the global outbreak. Significant progress has been made to combat COVID-19 and its multiple variants; however, it remains a global challenge and continues to have an impact on our financial results. The extent of the COVID-19 outbreak on our operational and financial performance will significantly depend on further developments, including the duration and spread of the outbreak and continued impact on our personnel and customers. While domestic demand and refining margins improved heading into 2022 and during the first quarter, we expect global market volatility to continue at least until the outbreak of COVID-19, including any new variants, stabilizes, if not longer.

In February 2022, Russia invaded neighboring Ukraine. The conflict caused turmoil in global commodity markets, injecting even more uncertainty into a worldwide economy recovering from the effects of COVID-19. Sanctions imposed on Russia resulted in global tightening of refined product inventories and crude stocks, which caused refining margins to widen significantly. These conditions contributed to a significant improvement in our refining operating results in the first quarter of 2022 compared to the prior year period. Despite favorable refining margins during the first quarter, the future impact of the Russian-Ukrainian conflict on our financial position and results of operations remains uncertain.

The Russian conflict with Ukraine and the COVID-19 pandemic continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Historic Net Losses and Working Capital Deficits

Net Income (Losses). We had net income of $3.5 million for the three months ended March 31, 2022 compared to a net loss of $3.2 million for the three months ended March 31, 2021. The significant improvement for the three months ended March 31, 2022 resulted from improved refining margins associated with supply contraction and strong demand. While refining margins improved significantly in 2022, the general outlook for the remainder of the year remains unclear, and we can provide no assurances that refining margins and demand will remain at current levels.

Blue Dolphin Energy Company	March 31, 2022 │Page 16

Notes to Consolidated Financial Statements

Working Capital Deficits. We had $72.9 million and $78.5 million in working capital deficits at March 31, 2022 and December 31, 2021, respectively. Excluding the current portion of long-term debt, we had $11.8 million and $15.5 million in working capital deficits at March 31, 2022 and December 31, 2021, respectively.

Cash and cash equivalents totaled $0.1 million and $0.01 million at March 31, 2022 and December 31, 2021, respectively. Restricted cash (current portion) totaled $0 and $0.05 million at March 31, 2022 and December 31, 2021, respectively.

Our financial health has been materially and adversely affected by defaults in our secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital and equity deficits. If Tartan terminates the Crude Supply Agreement or terminal services agreement, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs.

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

The consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or for any other period.

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

Use of Estimates. The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Actual results could differ from those estimates. The ongoing COVID-19 pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of March 31, 2022 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, AROs, inventory, and related reserves, and the carrying value of long-lived assets.

Blue Dolphin Energy Company	March 31, 2022 │Page 17

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

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts. Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition. Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio. We had an allowance for doubtful accounts of $0 at both March 31, 2022 and December 31, 2021.

Inventory. Inventory primarily consists of refined products, crude oil and condensate, and chemicals. Inventory is valued at the lower of cost or net realizable value with cost determined by the average cost method, and net realizable value determined based on estimated selling prices less associated delivery costs. If the net realizable value of our refined products inventory declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of goods sold. See “Note (7)” to our consolidated financial statements for additional disclosures related to inventory.

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

Oil and Gas Properties. Our oil and gas properties are accounted for using the full-cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a cost center basis. Amortization of such costs and estimated future development costs are determined using the unit-of-production method. All leases associated with our oil and gas properties have expired, and our oil and gas properties have been fully impaired since 2011.

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

Blue Dolphin Energy Company	March 31, 2022 │Page 18

Notes to Consolidated Financial Statements

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

Unearned Contract Renewal Income. We recognize deferred revenue from suppliers for upfront payments received but not yet earned as a reduction of cost of sales on a straight-line basis over the term of the supply contract.

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

A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended March 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of March 31, 2022 and December 31, 2021. In addition, we have NOL carryforwards that remain available for future use. See “Note (13)” to our consolidated financial statements for more information related to income taxes.

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

Blue Dolphin Energy Company	March 31, 2022 │Page 19

Notes to Consolidated Financial Statements

Commodity price market volatility associated with the COVID-19 pandemic and the Russian conflict with Ukraine could affect the value of certain of our long-lived assets. Management evaluated refinery and facilities assets for impairment as of December 31, 2021. We did not record any impairment of our long-lived assets for the periods presented. However, impairment may be required in the future if losses continue to be material, or as new opportunities arise, such as reconfiguration of the Nixon refinery into a renewable fuels facility.

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

Pipeline and Facilities; Oil and Gas Properties. Management uses significant judgment to estimate future asset retirement costs for our pipelines, related facilities, and oil and gas properties. These costs relate to dismantling and disposing certain physical assets, plugging and abandoning wells, and restoring land and sea beds. Factors considered include regulatory requirements, structural integrity, water depth, reservoir depth, equipment availability, and mobilization efforts. We review our assumptions and estimates of future abandonment costs on an annual basis. See “Note (11)” to our consolidated financial statements for additional information related to AROs.

Computation of Earnings Per Share. We present basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. We calculate diluted EPS by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the entity’s earnings. The number of shares related to restricted stock included in diluted EPS is based on the “Treasury Stock Method.” We do not currently have issued options, warrants, or similar instruments. Convertible shares, if granted, are not included in the computation of earnings per share if anti-dilutive. See “Note (14)” to our consolidated financial statements for additional information related to EPS.

New Pronouncements Adopted. The FASB issues ASUs to communicate changes to the FASB ASC, including modifications to non-authoritative SEC content. During the three months ended March 31, 2022, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.

No new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

(3) Related-Party Transactions

Affiliate Operational Agreements Summary

Blue Dolphin and certain of its subsidiaries are parties to several operational agreements with Affiliates, including the Amended and Restated Operating Agreement, BDSC-LEH Office Sub-Lease Agreement, and the Jet Fuel Sales Agreement.

Working Capital

We have historically relied on Affiliates for funding when revenue from operations and availability under bank facilities were insufficient to meet our liquidity and working capital needs. We reflect such borrowings in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party.

Related-Party Financial Impact

Consolidated Balance Sheets.

Accounts payable, related party. Accounts payable, related party to LTRI related to the purchase of refinery equipment totaled $0.2 million at both March 31, 2022 and December 31, 2021.

Blue Dolphin Energy Company	March 31, 2022 │Page 20

Notes to Consolidated Financial Statements

Long-term debt, related party, current portion (in default) and accrued interest payable, related party.

	March 31,	December 31,
	2022	2021
	(in thousands)
LEH
June LEH Note (in default)	$10,507	$12,672
BDPL-LEH Loan Agreement	7,614	7,454
LEH Total	18,121	20,126
Ingleside
March Ingleside Note (in default)	1,075	1,066
Jonathan Carroll
March Carroll Note (in default)	2,505	2,304
	21,701	23,496

Less: Long-term debt, related party, current portion, in default	(18,087)	(20,042)
Less: Accrued interest payable, related party (in default)	(3,614)	(3,454)

Currently, management does not intend to pay Mr. Carroll the cash portion owed under the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement due to Blue Dolphin’s working capital deficits. The cash portion will continue to accrue and increase the outstanding principal balance owed to Mr. Carroll under the March Carroll Note. See “Notes (1) and (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended March 31,
	2022		2021
	(in thousands, except percent amounts)
Refinery operations
LEH	$34,518	31.2%	$16,080	27.1%
Third-Parties	75,239	68.0%	42,403	71.3%
Tolling and terminaling
Third-Parties	926	0.8%	930	1.6%
	$110,683	100.0%	$59,413	100.0%

Interest expense.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
LE Term Loan Due 2034	$107	$108
LRM Term Loan Due 2034	45	45
March Carroll Note (in default)	49	29
LEH
BDPL-LEH Loan Agreement (in default)	160	160
June LEH Note (in default)	206	182
Ingleside
March Ingleside Note (in default)	21	14
	$588	$538

Other. BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended March 31, 2022 and 2021. The LEH operating fee was flat for both three-month periods ended March 31, 2022 and 2021, totaling approximately $0.1 million.

Blue Dolphin Energy Company	March 31, 2022 │Page 21

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

Remaining Performance Obligations. Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2022 │Page 22

Notes to Consolidated Financial Statements

Segment Information. Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net revenue (excluding intercompany fees and sales)
Refinery operations	$109,757	$58,483
Tolling and terminaling	926	930
Total net revenue	110,683	59,413

Intercompany fees and sales
Refinery operations	(653)	(566)
Tolling and terminaling	653	566
Total intercompany fees	-	-

Operation costs and expenses(1)
Refinery operations	(103,458)	(59,289)
Tolling and terminaling	(619)	(334)
Corporate and other	(11)	(54)
Total operation costs and expenses	(104,088)	(59,677)

Segment contribution margin (deficit)
Refinery operations	5,646	(1,372)
Tolling and terminaling	960	1,162
Corporate and other	(11)	(54)
Total segment contribution margin (deficit)	6,595	(264)

General and administrative expenses(2)
Refinery operations	(282)	(301)
Tolling and terminaling	(70)	(68)
Corporate and other	(431)	(413)
Total general and administrative expenses	(783)	(782)

Depreciation and amortization
Refinery operations	(307)	(302)
Tolling and terminaling	(342)	(340)
Corporate and other	(52)	(51)
Total depreciation and amortization	(701)	(693)

Interest and other non-operating expenses, net(3)
Refinery operations	(717)	(598)
Tolling and terminaling	(418)	(452)
Corporate and other	(457)	(385)
Total interest and other non-operating expenses, net	(1,592)	(1,435)

Income (loss) before income taxes
Refinery operations	4,340	(2,573)
Tolling and terminaling	130	302
Corporate and other	(951)	(903)
Total income (loss) before income taxes	3,519	(3,174)

Income tax expense	(41)	-

Net income (loss)	$3,478	$(3,174)

(1)

Operation costs include cost of goods sold. Also, operation costs within: (a) tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance) and (b) corporate and other includes expenses related to BDSC, BDPC and BDPL.

(2)	General and administrative expenses within refinery operations include the LEH operating fee and accretion of asset retirement obligations.
(3)

Corporate and other within interest and other non-operating expenses, net primarily reflects interest expense for the LE Amended and Restated Guaranty Fee Agreement, LRM Amended and Restated Guaranty Fee Agreement, June LEH Note, March Carroll Note, and March Ingleside Note.

Blue Dolphin Energy Company	March 31, 2022 │Page 23

Notes to Consolidated Financial Statements

Three Months Ended
March 31,
	2022	2021
(in thousands)
Capital expenditures
Refinery operations	$-	$-
Tolling and terminaling	-	-
Corporate and other	-	-
Total capital expenditures	$-	$-

	March 31,
	2022	2021
	(in thousands)
Identifiable assets
Refinery operations	$48,741	$45,186
Tolling and terminaling	17,434	18,527
Corporate and other	1,518	1,839
Total identifiable assets	$67,693	$65,552

(5) Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor. At March 31, 2022 and December 31, 2021, our cash balances (including restricted cash) did not exceed the FDIC insurance limit per depositor.

Key Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Tartan. The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil. After that, the Crude Supply Agreement automatically renews for successive one-year terms (each such term, a renewal term). Either party may provide the other with notice of non-renewal at least 60 days before the expiration of any renewal term. As of March 31, 2022, we received approximately 10.1 million bbls, or 40.4%, of the contracted total volume under the Crude Supply Agreement.

Related to the Crude Supply Agreement, Tartan stores crude oil at the Nixon facility under a terminal services agreement dated as of June 1, 2019.  Under the terminal services agreement, crude oil is stored at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity.  The terminal services agreement renews on a one-year evergreen basis.  Either party may terminate the terminal services agreement by providing the other party 60 days prior written notice.  However, the terminal services agreement will automatically terminate upon expiration or termination of the Crude Supply Agreement.

Our financial health has been materially and adversely affected by defaults in our secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital and equity deficits.  If Tartan terminates the Crude Supply Agreement or terminal services agreement, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs.

Significant Customers

We routinely assess the financial strength of our customers. To date, we have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at March 31,

March 31, 2022	3	64.9%	$0
March 31, 2021	4	90.4%	$0

One of our significant customers is LEH, an Affiliate. Due to a HUBZone certification, the Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms. The Affiliate accounted for 31.2% and 27.1% of total revenue from operations for the three months ended March 31, 2022 and 2021, respectively. The Affiliate represented $0 in accounts receivable at both March 31, 2022 and 2021, respectively.

Blue Dolphin Energy Company	March 31, 2022 │Page 24

Notes to Consolidated Financial Statements

Concentration of Customers. Our customer base is concentrated on refined petroleum product wholesalers. This customer concentration may impact our overall exposure to credit risk, either positively or negatively, as our customers are likely similarly affected by economic changes. This includes the uncertainties related to the COVID-19 pandemic and the associated volatility in the global commodities markets. Historically, we have had no significant problems collecting our accounts receivable.

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3. Occasionally we sell refined products to customers that export to Mexico and other countries. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2022		2021
	(in thousands, except percent amounts)

LPG mix	$-	0.0%	$6	0.0%
Naphtha	27,754	25.2%	14,224	24.3%
Jet fuel	34,518	30.3%	16,080	27.5%
HOBM	23,075	22.0%	15,663	26.8%
AGO	24,410	22.5%	12,510	21.4%
	$109,757	100.0%	$58,483	100.0%

An Affiliate, LEH, purchases all of our jet fuel. See “Notes (3) and (15)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and arrangements, as well as “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC for additional disclosures related to Affiliate risk.

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Prepaid crude oil and condensate	$932	$1,368
Prepaid insurance	680	953
Prepaid easement renewal fees	71	76
Other prepaids	49	36
	$1,732	$2,433

(7) Inventory

Inventory as of the dates indicated consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
HOBM	$3,265	$1,749
Naphtha	1,107	189
Crude oil and condensate	954	660
AGO	305	338
Chemicals	116	121
Propane	43	27
LPG mix	20	14
	$5,810	$3,098

Blue Dolphin Energy Company	March 31, 2022 │Page 25

Notes to Consolidated Financial Statements

(8) Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Refinery and facilities	$72,583	$72,583
Land	566	566
Other property and equipment	903	903
	74,052	74,052

Less: Accumulated depreciation and amortiation	(18,444)	(17,795)
	55,608	56,257

CIP	3,666	3,666
	$59,274	$59,923

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Unearned revenue from contracts with customers	$3,066	$4,388
Accrued fines and penalties	407	407
Unearned contract renewal income	400	400
Board of director fees payable	263	230
Other payable	207	218
Taxes payable	203	136
Customer deposits	173	173
Insurance	136	273
	$4,855	$6,225

(10) Third-Party Long-Term Debt

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$23,580	$23,789
LRM Term Loan Due 2034 (in default)	9,777	9,861
Kissick Debt (in default)	10,409	10,210
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,976	10,094
SBA EIDLs
BDEC Term Loan Due 2051	2,025	512
LE Term Loan Due 2050	158	156
NPS Term Loan Due 2050	158	156
Equipment Loan Due 2025	49	53
	56,132	54,831

Less: Current portion of long-term debt, net	(43,004)	(42,953)
Less: Unamortized debt issue costs	(2,301)	(2,351)
Less: Accrued interest payable (in default)	(8,493)	(8,689)
	$2,334	$838

Blue Dolphin Energy Company	March 31, 2022 │Page 26

Notes to Consolidated Financial Statements

Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(871)	(821)
	$2,301	$2,351

Amortization expense was $0.05 million and $0.03 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Kissick Debt (in default)	$5,431	$5,232
Veritex Loans
LE Term Loan Due 2034 (in default)	2,129	2,338
LRM Term Loan Due 2034 (in default)	875	959
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	136
SBA EIDLs
BDEC Term Loan Due 2051	25	12
LE Term Loan Due 2050	8	6
NPS Term Loan Due 2050	8	6
	8,493	8,689
Less: Accrued interest payable (in default)	(8,493)	(8,689)
Long-term Interest Payable, Net of Current Portion	$-	$-

As reflected in the table above and elsewhere in this report, we are in default under the LE Term Loan Due 2034, LRM Term Loan Due 2034, NPS Term Loan Due 2031, and the Kissick Debt. Defaults under these secured loan agreements permit the lender to declare the amounts owed under these loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loan agreements was classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2022 and December 31, 2021.

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

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements, either upon maturity or if accelerated, (ii) LE, LRM, and NPS will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading prices of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. See “Notes (1) and (3)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Blue Dolphin Energy Company	March 31, 2022 │Page 27

Notes to Consolidated Financial Statements

(11) AROs

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

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with decommissioning our pipelines and facilities assets, as well as plugging and abandoning our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment. Although these assets were previously fully accreted, during the twelve months ended December 31, 2021 we determined that the estimated future cost and timing of decommissioning these assets changed. As a result, we recorded an increase in liability at December 31, 2021, and we will recognize accretion expense relating to the discounted liability of the assets over their remaining life.

ARO liability as of the dates indicated was as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)

AROs, at the beginning of the period	$3,461	$2,370
Changes in estimates of existing obligations	-	1,091
Accretion expense	33	-
	3,494	3,461
Less: AROs, current portion	-	-
Long-term AROs, at the end of the period	$3,494	$3,461

See “Note (15)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

(12) Lease Obligations

Lease Obligations

Office Lease. BDSC has an office lease related to our headquarters office in Houston, Texas. The 68-month operating lease expires in August 2023. Under the lease, BDSC has an option to extend the lease term for an additional five (5) year period. To exercise the option, BDSC must provide lessor notice at least twelve (12) months before the end of the current term.

In March 2021, BDSC defaulted on the office lease due to non-payment of rent. In May 2021, BDSC and TR 801 Travis LLC (“Building Lessor”) reached an agreement to cure BDSC’s office lease default. Under the terms of a fourth amendment to the office lease, Building Lessor agreed to defer BDSC’s past due obligations, including rent installments and other charges totaling approximately $0.1 million (the “Past Due Obligations”), in equal monthly installments beginning in June 2021, and continuing through lease expiration The Past Due Obligations are subject to an annual percentage rate of 4.50%. As revised, BDSC’s monthly base rent including the prorated portion of the Past Due Obligations was $0.02 million.

Building Lessor notified BDSC in an October 11, 2021 letter of a new default under the office lease due to non-payment of rent. As of the filing date of this report, BDSC was in default related to required monthly base rent including Past Due Obligations, as well as for proportionate base costs. Default under the office lease permits Building Lessor to declare the amounts owed under the office lease immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under the office lease, including property placed in or upon the leased premises, and exercise any other rights and remedies available. BDSC and Lessor are in discussions with regard to requirements to cure the default. Although management desires to cure the default, there can be no assurance that management’s efforts will be successful.

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.008 million for both three-month periods ended March 31, 2022, and 2021. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Blue Dolphin Energy Company	March 31, 2022 │Page 28

Notes to Consolidated Financial Statements

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		March 31,	December 31,
	Balance Sheet Location	2022	2021
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(499)	(455)

Total lease assets		288	332

Liabilities
Current
Operating lease	Current portion of lease liabilities	220	215

Noncurrent
Operating lease	Long-term lease liabilities, net of current	99	156
Total lease liabilities		$319	$371

Weighted average remaining lease term in years
Operating lease	1.42
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)

Operating lease costs	$51	$51
Total lease cost	$51	$51

The table below presents supplemental cash flow information related to leases as follows:

	March 31,
	2022	2021
		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$52	$47

As of March 31, 2022, maturities of lease liabilities for the periods indicated were as follows:

March 31,	Operating Lease	Total
	(in thousands)

2023	$220	$220
2024	99	99

	$319	$319

Future minimum annual lease commitments that are non-cancelable:

Operating
March 31,	Lease
(in thousands)
2023	$238
2024	101
$339

Blue Dolphin Energy Company	March 31, 2022 │Page 29

Notes to Consolidated Financial Statements

(13) Income Taxes

Tax Provision

The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Current
Federal	$-	$-
State	(41)	-
Deferred
Federal	(1,086)	667
State	-	-
Change in valuation allowance	1,086	(667)

Total provision for income taxes	$(41)	$-

TMT is treated like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$15,588	$16,818
Business interest expense	4,573	4,680
Start-up costs (crude oil and condensate processing facility)	403	424
ARO liability/deferred revenue	734	727
Other	18	12
Total deferred tax assets	21,316	22,661

Deferred tax liabilities:
Basis differences in property and equipment	(8,012)	(7,945)
Total deferred tax liabilities	(8,012)	(7,945)
	13,304	14,716

Valuation allowance	(13,304)	(14,716)

Deferred tax assets, net	$-	$-

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

NOL Carryforwards. Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of stockholders who own more than 5% (after applying certain look-through rules) increase by more than fifty percent (50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Based on the tax rule, ownership changes occurred in 2005 and 2012. The 2005 ownership change related to a series of private placements; the 2012 ownership change related to a reverse acquisition. These ownership changes limit the use of pre-change NOL carryforwards to offset future taxable income. The annual use limitation generally equals the value of the common stock, on an aggregate basis, when the ownership change occurred multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards generated before the ownership change to an annual use limitation of roughly $0.6 million per year. We may use any unused portions of the limitation in subsequent years. Because of the yearly restriction, approximately $6.7 million in NOL carryforwards generated before the 2012 ownership change will expire unused. NOL carryforwards generated after the 2012 ownership change but before 2018 are not subject to an annual use limitation; we can use these NOL carryforwards for 20 years in addition to NOL carryforward amounts generated before the ownership change. NOL carryforwards that were generated beginning in 2018 may only used to offset 80% of taxable income and are carried forward indefinitely.

Blue Dolphin Energy Company	March 31, 2022 │Page 30

Notes to Consolidated Financial Statements

NOL Carryforwards. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2020	9,614	56,363	65,977

Net operating losses used and expired	(1,717)	9,148	7,431

Balance at December 31, 2021	$7,897	$65,511	$73,408

Net operating losses used and expired	(5,855)	-	(5,855)

Balance at March 31, 2022	$2,042	$65,511	$67,553

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards. At March 31, 2022 and December 31, 2021, management determined that realization of the deferred tax assets from NOLs is unlikely based on negative evidence of three-year cumulative net losses. Cumulative net losses represent significant negative objective evidence, limiting the ability to consider other subjective evidence, such as projections for future growth. Based on management’s evaluation, we recorded a valuation allowance against the deferred tax assets as of March 31, 2022 and December 31, 2021.

We have NOL carryforwards that remain available for future use. At March 31, 2022 and December 31, 2021, there were no uncertain tax positions for which a reserve or liability was necessary.

(14)Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands,
	except share and per share amounts)

Net income (loss)	$3,478	$(3,174)

Basic and diluted income (loss) per share	$0.27	$(0.25)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	12,693,514	12,693,514

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three months ended March 31, 2022 and 2021 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

Blue Dolphin Energy Company	March 31, 2022 │Page 31

Notes to Consolidated Financial Statements

(15) Commitments and Contingencies

Amended and Restated Operating Agreement

See “Note (3)” to our consolidated financial statements for additional disclosures related to operation and management of all Blue Dolphin assets by an Affiliate under the Amended and Restated Operating Agreement.

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of March 31, 2022 and December 31, 2021. At both March 31, 2022 and December 31, 2021, BDPL maintained $3.5 million in AROs related to abandonment of these assets, which amount does not include potential penalties.

Defaults Under Secured Loan Agreements with Third Parties and Related Parties

See “Notes (1), (3), and (10)” to our consolidated financial statements for additional disclosures related to defaults under our secured and unsecured debt agreements.

Financing Agreements and Guarantees

Indebtedness. See “Notes (1), (3), and (10)” to our consolidated financial statements for disclosures related to Affiliate and third-party indebtedness and defaults thereto.

Guarantees. Affiliates provided guarantees on certain debt of Blue Dolphin and its subsidiaries. The maximum amount of any guarantee is equal to the principal amount and accrued interest, which amounts are reduced as payments are made. See “Notes (1), (3), and (10)” to our consolidated financial statements for additional disclosures related to Affiliate and third-party guarantees associated with indebtedness and defaults thereto.

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

Blue Dolphin Energy Company	March 31, 2022 │Page 32

Notes to Consolidated Financial Statements

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of March 31, 2022 and December 31, 2021. At both March 31, 2022 and December 31, 2021, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January 29, 2020 to March 2, 2020. The proposed agreed order assessed an administrative penalty of approximately $0.4 million and identified actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount. However, we recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021.

Pilot Dispute Related to Set-Off Payments. On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in payments Pilot made to Tartan arising under a product sales agreement. NPS contends the disputed amount should have been applied to the balance owed by NPS under the Amended Pilot Line of Credit. Pilot has asserted that the redirected payment was offset by accrued interest owed by NPS under the Amended Pilot Line of Credit. As of the filing date of this report, the amount remained in dispute between the parties.

Defaults under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. See “Notes (1), (3), and (10)” to our consolidated financial statements for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations. If third parties exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

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

Blue Dolphin Energy Company	March 31, 2022 │Page 33

Notes to Consolidated Financial Statements

Resolved Matters.

None.

(16) Subsequent Events

Sales of Unregistered Securities.

Set forth below is information regarding the sale or issuance of shares of Common Stock by us that were not registered under the Securities Act of 1933 and subsequent to the three months ended March 31, 2022:

On May 12, 2022, we issued an aggregate of 1,853,080 restricted shares of Common Stock to Jonathan Carroll, which represents payment of the common stock component under the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement for monthly periods from April 30, 2020 through March 31, 2022. The average cost basis was $0.42, the low was $0.27, and the high was $0.64. Currently, management does not intend on paying Mr. Carroll the cash portion of guaranty fees due to Blue Dolphin’s working capital deficits. The cash portion will continue to accrue and be added to the principal balance of the March Carroll Note. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliates and working capital deficits, as well as for information related to the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement.

On May 12, 2022, we also issued an aggregate of 252,447 restricted shares of Common Stock to certain of our non-employee, independent directors, which represents payment for services rendered to the Board for the three-month periods ended September 30, 2020, March 31, 2021, September 30, 2021, and March 31, 2022. The average cost basis was $0.55, the low was $0.33, and the high was $0.91.

The sale and issuance of the securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2022 │Page 34

Management’s Discussion and Analysis

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is our analysis of our financial performance, financial condition, and significant trends that may affect future performance. All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Quarterly Report, as well as with the business strategy, risk factors, and financial statements and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Affiliates

Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report. An Affiliate operates and manages all Blue Dolphin assets and has historically funded working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products. Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Part I, Item 1. Financial Statements – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

General Trends and Outlook

We anticipate that our business will continue to be affected by the following key factors. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

COVID-19 Pandemic. In March 2020, the WHO declared the outbreak of COVID-19 a pandemic, and the U.S. economy began to experience pronounced adverse effects as a result of the global outbreak. Significant progress has been made to combat COVID-19 and its multiple variants; however, it remains a global challenge and continues to have an impact on our financial results. The extent of the COVID-19 outbreak on our operational and financial performance will significantly depend on further developments, including the duration and spread of the outbreak and continued impact on our personnel and customers. While domestic demand and refining margins improved heading into 2022 and during the quarter ended March 31, 2022, we expect global market volatility to continue at least until the outbreak of COVID-19, including any new variants, stabilizes, if not longer. The extent to which the pandemic may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Russian-Ukrainian Conflict. In February 2022, Russia invaded neighboring Ukraine. The conflict caused turmoil in global markets, injecting even more uncertainty into a worldwide economy recovering from the effects of COVID-19. Sanctions imposed on Russia resulted in global tightening of refined product inventories and crude stocks, which caused refining margins to widen significantly. These conditions contributed to a significant improvement in our refining operating results in the first quarter of 2022 compared to the prior year. Despite favorable refining margins during the first quarter, the future impact of the Russian-Ukrainian Conflict on our financial position and results of operations remains uncertain.

Liquidity and Access to Capital Markets. We continue to actively explore additional financing to meet working capital needs or refinance and restructure debt. During the three months ended March 31, 2022 and 2021, we successfully secured an additional $1.5 million and $0, respectively, in working capital through CARES Act loans. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. If we are unable to raise sufficient additional capital, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, such as those related to COVID-19 or the Russian conflict with Ukraine, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operations.

Blue Dolphin Energy Company	March 31, 2022 │Page 35

Management’s Discussion and Analysis

Management determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include defaults under secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital and equity deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options. These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing bankruptcy.

Business Opportunities. Although we regularly engage in discussions with third parties regarding possible joint ventures, asset sales, mergers, and other potential business combinations, in the foreseeable future we anticipate that such activities will likely only relate to renewable energy-related projects. Management determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital and equity deficits. A ‘going concern’ opinion likely limits our ability to finance our operations through options such as selling equity or incurring additional debt. Our ability to continue as a going concern depends on sustained positive operating margins and working capital, purchase of crude oil and condensate, and payments on long-term debt. If we are unable to meet these requirements, we may have to cease operating or seek bankruptcy protection.

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

Business Strategy and Accomplishments

Our primary business objectives are to improve our financial profile and refining margins by executing the below strategies, modified as necessary, to reflect changing economic conditions and other circumstances:

Optimize Existing Asset Base	• Maintain safe operations and enhance health, safety, and environmental systems. • Planning and managing turnarounds and downtime.

Improve Operational Efficiencies	• Reduce or streamline variable costs incurred in production. • Increase throughput capacity and optimize product slate. • Increase tolling and terminaling revenue

Seize Market Opportunities	• Leverage existing infrastructure to engage in renewable energy projects. • Take advantage of market opportunities as they arise.

Optimize Existing Asset Base. The refinery experienced less downtime during the three-month period ended March 31, 2022 compared to the same period a year earlier. During the three-month periods ended March 31, 2022 and 2021, the refinery experienced 6 days and 11 days of downtime, respectively. Given recent favorable refining margins, management delayed the Nixon facility’s annual maintenance turnaround in order to maximize refinery runs.

Improve Operational Efficiencies. Management continued to focus on optimizing receivables and payables by prioritizing payments, optimizing inventory levels based on demand, monitoring discretionary spending, and delaying capital expenditures. Continued austerity measures further contributed to improved refinery throughput, production, and sales during the three-months ended March 31, 2022 compared to the same period in 2021.

Seize Market Opportunities. In March 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on green energy growth. We continue to explore potential commercial partnerships and project-based government loans as vehicles to expand our corporate strategy into renewable energy, and we will continue these efforts throughout 2022. While we believe our renewable energy strategy successfully aligns with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee that we will achieve our objectives.

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

Blue Dolphin Energy Company	March 31, 2022 │Page 36

Management’s Discussion and Analysis

Downstream Operations

Our refinery operations segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility • Crude distillation tower (15,000 bpd) • Petroleum storage tanks (operations support) • Loading and unloading facilities • Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Crude Oil and Condensate Supply. Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Tartan. The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil. After that, the Crude Supply Agreement automatically renews for successive one-year terms. Either party may provide the other with notice of non-renewal at least 60 days before the expiration of any renewal term. As of March 31, 2022, we received approximately 10.1 million bbls, or 40.4%, of the contracted total volume under the crude supply agreement.

Related to the Crude Supply Agreement, Tartan stores crude oil at the Nixon facility under a terminal services agreement dated as of June 1, 2019.  Under the terminal services agreement, crude oil is stored at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity.  The terminal services agreement renews on a one-year evergreen basis.  Either party may terminate the terminal services agreement by providing the other party 60 days prior written notice.  However, the terminal services agreement will automatically terminate upon expiration or termination of the Crude Supply Agreement.

Our financial health has been materially and adversely affected by defaults in our secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital and equity deficits.  If Tartan terminates the Crude Supply Agreement or terminal services agreement, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs.

Products and Markets. Our market is the Gulf Coast region of the U.S., which is represented by the EIA as Petroleum Administration for PADD 3. We sell our products primarily in the U.S. within PADD 3. Occasionally, we sell refined products to customers that export to Mexico and other countries.

The Nixon refinery’s product slate is moderately adjusted based on market demand. We currently produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO. Our jet fuel is sold to an Affiliate, which is HUBZone certified. The product sales agreement with the Affiliate has a 1-year term expiring the earliest to occur of March 31, 2023 plus 30-day carryover or delivery of the maximum quantity of jet fuel. Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

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

Blue Dolphin Energy Company	March 31, 2022 │Page 37

Management’s Discussion and Analysis

The Nixon refinery periodically undergoes planned and unplanned temporary shutdowns. We typically complete a planned turnaround annually to repair, restore, refurbish, or replace refinery equipment. Occasionally, unplanned shutdowns occur. Unplanned downtime can occur for a variety of reasons; however, common reasons for unplanned downtime include repair/replacement of disabled equipment, crude deficiencies associated with cash constraints, high temperatures, and power outages. The Nixon refinery did not incur significant damage due to Winter Storm Uri in the three months ended March 31, 2021. However, the facility lost external power for 10 days due to the storm.

We are particularly vulnerable to operation disruptions because all our refining operations occur at a single facility. Any scheduled or unscheduled downtime results in lost margin opportunity, reduced refined products inventory, and potential increased maintenance expense, all of which could reduce our ability to meet our payment obligations.

Midstream Operations

Our tolling and terminaling segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility • Petroleum storage tanks (third-party leasing) • Loading and unloading facilities	Crude Oil Refined Products	LRM, NPS	Nixon, Texas

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

Operations Safety. Our midstream operations are operated in a manner materially consistent with industry safe practices and standards. These operations are subject to regulations under OSHA and comparable state and local regulations. Storage tanks used for terminal operations are designed for crude oil and condensate and refined products, and most are equipped with appropriate controls that minimize emissions and promote safety. Our terminal operations have response and control plans, spill prevention and other programs to respond to emergencies.

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties. These assets are inactive. We account for these inactive operations in ‘corporate and other.’ Our pipeline assets have been fully impaired since 2016 and our oil and gas leasehold interests have been fully impaired since 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three months ended March 31, 2022 and 2021. See “Part I, Item 1. Financial Statements – Note (15)” related to pipelines and platform decommissioning requirements and related risks.

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

Blue Dolphin Energy Company	March 31, 2022 │Page 38

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

While refining margins improved significantly in the first quarter of 2022, the general outlook for the oil and natural gas industry for the remainder of the year remains unclear given the impact of COVID-19 and the Russian conflict with Ukraine, and we can provide no assurances that refining margins and demand will remain at current levels.

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

Segment Contribution Margin (Deficit) and Refining Gross Profit (Deficit) per Bbl

We use segment contribution margin (deficit) to evaluate the performance of our downstream and midstream operations. We use refining gross profit (deficit) per bbl as a downstream benchmark. Both measures supplement GAAP financial information presented. Management uses segment contribution margin (deficit) and refining gross profit (deficit) per bbl to analyze our results of operations, assess internal performance against budgeted and forecasted amounts, and evaluate impacts to our financial performance considering potential capital investments. These non-GAAP measures have important limitations as analytical tools. They should not be considered a substitute for GAAP financial measures. We believe these measures may help investors, analysts, lenders, and ratings agencies analyze our results of operations and liquidity in conjunction with our GAAP financial results. See “Non-GAAP Reconciliations” for a reconciliation of Non-GAAP measures to U.S. GAAP.

Tank Rental Revenue

Tolling and terminaling revenue primarily represents tank rental storage fees associated with customer tank rental agreements. As a result, tank rental revenue is one of the measures management uses to evaluate the performance of our tolling and terminaling business segment.

Operation Costs and Expenses

We manage operating costs and expenses in tandem with meeting environmental and safety requirements and objectives and maintaining the integrity of our assets. Operating costs and expenses are comprised primarily of labor expenses, repairs and other maintenance costs, and utility costs. Expenses for refinery operations generally remain stable across broad ranges of throughput volumes, but they can fluctuate from period to period depending on the mix of activities performed during that period and the timing of those expenses. Operation costs and expenses for tolling and terminaling operations are relatively fixed.

Refinery Throughput and Production Data

The amount of revenue we generate from the refinery operations business segment primarily depends on the volumes of crude oil that we process into refined products and the volume of refined products sold to customers. These volumes are affected by the supply and demand of, and demand for, crude oil and refined products in the markets served directly or indirectly by our assets, as well as refinery downtime.

Blue Dolphin Energy Company	March 31, 2022 │Page 39

Management’s Discussion and Analysis

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

Three Months Ended March 31, 2022 (“Q1 2022”) Versus March 31, 2021 (“Q1 2021”)

Overview. Net income for Q1 2022 was $3.5 million, or income of $0.27 per share, compared to a net loss of $3.2 million, or a loss of $0.25 per share, in Q1 2021. The $6.7 million, or $0.52 per share, increase in net income between the periods was the result of favorable refining margins and improved product demand as the impact from COVID-19 lessened. The net loss in Q1 2021 was also due to 11 days of refinery downtime, 10 days of which was associated with Winter Storm Uri.

Total Revenue from Operations. Total revenue from operations increased 86% to $110.7 million for Q1 2022 from $59.4 million for Q1 2021. Increased commodity prices primarily drove refinery operations revenue higher in Q1 2022; increased sales volume contributed approximately 10% to the rise in refinery operations revenue. Tolling and terminaling revenue was flat between the periods at $0.9 million.

Total Cost of Goods Sold. Total cost of goods sold increased approximately 75% to $104.1 million for Q1 2022 from $59.6 million for Q1 2021. The significant increase related to higher crude acquisition costs and slightly higher throughput.

Gross Margin (Deficit). Gross margin was $6.6 million for Q1 2022 compared to gross deficit of $0.2 million for Q1 2021. Refinery margins were positively affected by higher commodity prices and improved refinery uptime in Q1 2022 compared to Q1 2021.

General and Administrative Expenses. General and administrative expenses decreased approximately 5% to $0.6 million in Q1 2022 from approximately $0.7 million in Q1 2021. The decrease primarily related to lower insurance premiums and professional fees.

Depreciation and Amortization. Depreciation and amortization expenses totaled approximately $0.7 million for both Q1 2022 and Q1 2021.

Total Other Income (Expense). Total other expense in Q1 2022 was $1.6 million compared to total other expense of $1.4 million in Q1 2021, representing an increase of approximately $0.2 million. Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

Downstream Operations. Our refinery operations business segment is owned by LE. Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land. Refinery operations revenue is derived from refined product sales.

Q1 2022 Versus Q1 2021

Refining Gross Margin (Deficit) per Bbl. Refining gross margin per bbl was $5.51 for Q1 2022 compared to gross deficit per bbl of $1.20 in Q1 2021, representing a significant increase of $6.71 per bbl. The significant increase in Q1 2022 related to higher refining margins, improved product demand as the impact from COVID-19 lessened, and increased refinery uptime. Refining gross deficit per bbl in Q1 2021 was the result of lower margins and market fluctuations associated with the COVID-19 pandemic and refinery downtime associated with Winter Storm Uri.

Segment Contribution Margin (Deficit). Segment contribution margin improved dramatically in Q1 2022 compared to Q1 2021. The increase was driven by higher refining margins.

Refinery Downtime. Refinery downtime decreased to 6 days in Q1 2022 compared to 11 days in Q1 2021. Refinery downtime in Q1 2022 primarily related to maintenance while refinery downtime in Q1 2021 primarily related to power outages during Winter Storm Uri.

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)

Refined product sales	$109,757	$58,483
Less: Total cost of goods sold	(104,077)	(59,623)
Gross margin (deficit)	5,680	(1,140)

Sales (Bbls)	1,031	948

Gross margin (deficit) per bbl	$5.51	$(1.20)

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net revenue (1)	$109,757	$58,483
Intercompany fees and sales	(653)	(566)
Operation costs and expenses	(103,458)	(59,289)
Segment contribution margin (deficit)	$5,646	$(1,372)

(1)	Net revenue excludes intercompany crude sales.

Blue Dolphin Energy Company	March 31, 2022 │Page 40

Management’s Discussion and Analysis

Midstream Operations. Our tolling and terminaling business segment is owned by LRM and NPS. Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from tank storage rental fees, tolling and reservation fees for use of the naphtha stabilizer, and fees collected for ancillary services, such as in-tank blending.

Q1 2022 Versus Q1 2021

Net Revenue. Tolling and terminaling net revenue was relatively flat in Q1 2022 compared to Q1 2021.

Intercompany Fees and Sales. Intercompany fees and sales, which reflect processing fees associated with an intercompany tolling agreement tied to naphtha volumes, increased in Q1 2022 compared to Q1 2021. Naphtha volumes processed nearly doubled between the two periods primarily due to improved naphtha refined product demand as the impact from COVID-19 lessened.

Segment Contribution Margin. Segment contribution margin in Q1 2022 decreased 17% to $1.0 million from $1.2 million in Q1 2021. The $0.2 million decrease related to higher intercompany fees and operation costs tied to naphtha volumes.

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net revenue (1)	$926	$930
Intercompany fees and sales	653	566
Operation costs and expenses	(619)	(334)
Segment contribution margin	$960	$1,162

(1)	Net revenue excludes intercompany crude sales.

Non-GAAP Reconciliations.

Reconciliation of Segment Contribution Margin (Deficit)

	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin (deficit)	$5,646	$(1,372)	$960	$1,162	$(11)	$(54)	$6,595	$(264)
General and administrative expenses(1)	(282)	(301)	(70)	(68)	(431)	(413)	(783)	(782)
Depreciation and amortization	(307)	(302)	(342)	(340)	(52)	(51)	(701)	(693)
Interest and other non-operating income (expenses), net	(717)	(598)	(418)	(452)	(457)	(385)	(1,592)	(1,435)
Income (loss) before income taxes	4,340	(2,573)	130	302	(951)	(903)	3,519	(3,174)
Income tax expense	-	-	-	-	-	-	(41)	-
Net income (loss)	$4,340	$(2,573)	$130	$302	$(951)	$(903)	$3,478	$(3,174)

(1)	General and administrative expenses within refinery operations include the LEH operating fee and accretion of asset retirement obligations.

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

We continue to maintain our focus on safe and reliable operations and conserving cash. The Russian conflict with Ukraine and the COVID-19 pandemic continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Management believes it has made significant progress on bolstering liquidity through efforts including securing additional financing, monitoring discretionary spending, and non-essential costs; and where possible, modifying vendor and contractor payment terms. During the three months ended March 31, 2022 and 2021, we successfully secured an additional $1.5 million and $0, respectively, in working capital through CARES Act loans. We continue to actively explore additional financing to meet working capital needs or refinance and restructure debt.

Blue Dolphin Energy Company	March 31, 2022 │Page 41

Management’s Discussion and Analysis

There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. If we are unable to raise sufficient additional capital, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, such as from COVID-19, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operating.

Working Capital

We had $72.9 million and $78.5 million in working capital deficits at March 31, 2022 and December 31, 2021, respectively. Excluding the current portion of long-term debt, we had $11.8 million and $15.5 million in working capital deficits at March 31, 2022 and December 31, 2021, respectively. Cash and cash equivalents totaled $0.1 million and $0.01 million at March 31, 2022 and December 31, 2021, respectively. Restricted cash (current portion) totaled $0 and $0.05 million at March 31, 2022 and December 31, 2021, respectively.

Sources and Use of Cash

Components of Cash Flows

	March 31,
	2022	2021
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$937	$(500)
Financing activities	(888)	(42)
Increase (Decrease) in Cash and Cash Equivalents	$49	$(542)

Cash Flow Q1 2022 Compared to Q1 2021

We had a cash flow from operations of $0.9 million for Q1 2022 compared to a cash flow deficit of $0.5 million for Q1 2021. The significant increase in cash flow from operations in Q1 2022 was due to profit from operations. The cash flow deficit for Q1 2021 primarily related to loss from operations.

Capital Expenditures

During both Q1 2022 and Q1 2021, capital expenditures totaled $0. Due to continued uncertainties related to the COVID-19 pandemic and the Russian conflict with Ukraine, we anticipate little, if any, new capital expenditures in 2022.However, to the extent we are able to capitalize on green energy growth opportunities, capital expenditures may be financed through project-based government loans.

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

Debt Overview.

The table below summarizes our principal contractual obligations at March 31, 2022, by expected settlement period.

Total Debt and Lease Obligations

		Between	Between
	Less than	1 and 3	3 and 5	5 Years
	1 Year	Years	Years	and Later	Total
	(in thousands)
Long-term debt less unamortized debt issue costs(1)(2)
Third-party	$43,004	$197	$142	$1,995	$45,338
Related-party	18,087	-	-	-	18,087
Total long-term debt less debt issue costs	61,091	197	142	1,995	63,425

Lease obligations	220	99	-	-	319

	$61,311	$296	$142	$1,995	$63,744

(1)	See “Item 1. Financial Statements – Notes (3) and (10)” for additional disclosures related to third-party and related-party debt.
(2)

Long-term debt excludes interest payable; at March 31, 2022, interest payable and interest payable, related party was estimated to be 12.1 million (less than 1 year), $0.1 million (between 1 and 3 years), $0.1 million (between 3 and 5 years), and $0.5 million (5 years and later).

Blue Dolphin Energy Company	March 31, 2022 │Page 42

Management’s Discussion and Analysis

Net proceeds from the issuance of debt totaled $1.5 million in Q1 2022 compared to $0 in Q1 2021. Proceeds in Q1 2022 were from the BDEC Term Loan Due 2051. Principal payments on long-term debt totaled $0.004 million in Q1 2022 compared to $0.006 million in Q1 2021.Net activity on debt to related parties (non-cash payments) totaled $2.4 million and $0.04 million in Q1 2022 and Q1 2021, respectively.

Debt Defaults. The majority of our debt is in default.

Third-Party Defaults

•	Veritex Loans – For Q1 2022 and Q1 2021, principal and interest payments to Veritex totaled $0.8 million and $0, respectively. As of the filing date of this report, LE and LRM were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make required monthly principal and interest payments and failing to satisfy financial covenants. In addition, LE was in default under the LE Term Loan Due 2034 for failing to replenish a $1.0 million payment reserve account. Defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 permit Veritex to declare the amounts owed under these loan agreements immediately due and payable, exercise its rights concerning collateral securing obligors’ obligations under these loan agreements, and exercise any other rights and remedies available.

•	GNCU Loan – For Q1 2022, interest only payments to GNCU totaled $0.3 million. As of the filing date of this report, NPS was in default under the NPS Term Loan Due 2031 for failing to satisfy financial covenants.

•	Kissick Debt – Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, LE has made no payments under the subordinated Kissick Debt. To date, Mr. Kissick has taken no action due to the non-payment. As of the filing date of this report, there were defaults under the Kissick Debt related to payment of past due obligations at maturity.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements, either upon maturity or if accelerated, (ii) LE, LRM, and NPS will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading prices of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. Management maintains ongoing dialogue with lenders regarding defaults and potential restructuring and refinance opportunities.

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

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at March 31,

March 31, 2022	3	64.9%	$0
March 31, 2021	4	90.4%	$0

One of our significant customers is LEH, an Affiliate. Due to a HUBZone certification, the Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms. The Affiliate accounted for 31.2% and 27.1% of total revenue from operations for the three months ended March 31, 2022 and 2021, respectively. The Affiliate represented $0 in accounts receivable at both March 31, 2022 and 2021, respectively. See “Item 1. Financial Statements – Notes (3) and (15)” for additional disclosures related to Affiliate agreements and arrangements, as well as “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC for additional disclosures related to Affiliate risk.

Blue Dolphin Energy Company	March 31, 2022 │Page 43

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of March 31, 2022 and December 31, 2021. At both March 31, 2022 and December 31, 2021, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of March 31, 2022 and December 31, 2021. At both March 31, 2022 and December 31, 2021, BDPL maintained $3.5 million in AROs related to abandonment of these assets, which amount does not include potential penalties.

Blue Dolphin Energy Company	March 31, 2022 │Page 44

Management’s Discussion and Analysis

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

In February 2022, Russia invaded neighboring Ukraine. The conflict caused turmoil in global markets, injecting even more uncertainty into a worldwide economy recovering from the effects of COVID-19. Given the evolving conflict, there are many unknown factors and events that could materially impact our operations.

We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. The Russian conflict with Ukraine and the COVID-19 pandemic continue to evolve. Therefore, uncertainty surrounding refining margins, demand for our refined products, and the general business environment are expected to continue through 2022 and beyond.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the Russian conflict with Ukraine and COVID-19 as of March 31, 2022 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory, and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures

New Pronouncements Adopted. The FASB issues ASUs to communicate changes to the FASB ASC, including modifications to non-authoritative SEC content. During the three months ended March 31, 2022, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.

No new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2022 │Page 45

Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2022 │Page 46

Legal Proceedings

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of March 31, 2022 and December 31, 2021. At both March 31, 2022 and December 31, 2021, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January 29, 2020 to March 2, 2020. The proposed agreed order assessed an administrative penalty of approximately $0.4 million and identified actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount. However, we recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021.

Pilot Dispute Related to Set-Off Payments. On October 4, 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in payments Pilot made to Tartan arising under a product sales agreement. NPS contends the disputed amount should have been applied to the balance owed by NPS under the Amended Pilot Line of Credit. Pilot has asserted that the redirected payment was offset by accrued interest owed by NPS under the Amended Pilot Line of Credit. As of the filing date of this report, the amount remained in dispute between the parties.

Defaults under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. See “Notes (1), (3), and (10)” to our consolidated financial statements for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations. If third parties exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Blue Dolphin Energy Company	March 31, 2022 │Page 47

Risk Factors and Unregistered Sale of Equity Securities

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

Resolved Matters.

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. Except as described below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report for the fiscal year ended December 31, 2021.

Our estimates of future AROs related to our pipeline and facilities assets may increase.

As of March 31, 2022, we maintained $3.5 million in AROs related to decommissioning our pipeline and facilities assets in the Gulf of Mexico. However, estimating these types of future removal and restoration costs is especially difficult because: (i) removal obligations will likely occur many years in the future, (ii) decommissioning activities for offshore operations are considerably more expensive than land-based operations due to increased regulatory scrutiny and logistical issues associated with working in waters of various depths, and (iii) liabilities could increase in the future for a variety of reasons outside our control including, but not limited to:

•	the limited availability of equipment and the experienced workforce necessary to accomplish this type of work;
•	increased demand for salvage and other contractors by other companies pursuing similar decommissioning requirements;
•	changes in asset removal technologies that may result in additional or increased costs;
•	potential damage or destruction to our pipeline and facilities assets as a result of hurricanes or other events; and
•	the issuance of new or more stringent decommissioning requirements by regulatory agencies.

Accordingly, the actual future value of the AROs associated with our pipeline and facilities assets may differ dramatically from our recorded estimate, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities.

Set forth below is information regarding the sale or issuance of shares of Common Stock by us that were not registered under the Securities Act of 1933 and subsequent to the three months ended March 31, 2022:

On May 12, 2022, we issued an aggregate of 1,853,080 restricted shares of Common Stock to Jonathan Carroll, which represents payment of the common stock component under the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement for monthly periods from April 30, 2020 through March 31, 2022. The average cost basis was $0.42, the low was $0.27, and the high was $0.64. Currently, management does not intend on paying Mr. Carroll the cash portion of guaranty fees due to Blue Dolphin’s working capital deficits. The cash portion will continue to accrue and be added to the principal balance of the March Carroll Note. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliates and working capital deficits, as well as for information related to the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement.

On May 12, 2022, we also issued an aggregate of 252,447 restricted shares of Common Stock to certain of our non-employee, independent directors, which represents payment for services rendered to the Board for the three-month periods ended September 30, 2020, March 31, 2021, September 30, 2021, and March 31, 2022. The average cost basis was $0.55, the low was $0.33, and the high was $0.91.

The sale and issuance of the securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Notes (3) and (10)” for disclosures related to defaults on our debt.

Blue Dolphin Energy Company	March 31, 2022 │Page 48

Exhibits

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits Index

No.	Description

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2022 │Page 49

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

May 16, 2022	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	March 31, 2022 │Page 50