Form 10-Q
period 2022-06-30
BLUE DOLPHIN ENERGY CO
filed 2022-08-15
CIK 793306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of August 15, 2022: 14,799,041

Blue Dolphin Energy Company	June 30, 2022	Page 2

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

BDSC. Blue Dolphin Services Co., a wholly owned subsidiary of Blue Dolphin.

BDSC-LEH Office Sub-Lease Agreement. Office sublease agreement in Houston, Texas between BDSC and LEH; sixty-eight-month (68) term effective January 1, 2018 expiring August 31, 2023; includes 6-month rent abatement period; rent approximately $0.003 million per month

Blue Dolphin. Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

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

Board. Board of Directors of Blue Dolphin.

Blue Dolphin Energy Company	June 30, 2022	Page 3

Glossary of Terms

BOEM. Bureau of Ocean Energy Management.

BSEE. Bureau of Safety and Environmental Enforcement.

Capacity utilization rate. A percentage measure that indicates the amount of available capacity used in the Nixon refinery. With respect to the crude distillation tower, the rate is calculated by dividing total refinery throughput or total refinery production on a bpd basis by the total capacity of the crude distillation tower (currently 15,000 bpd).

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

Common Stock. Blue Dolphin common stock, par value $0.01 per share. Blue Dolphin has 20,000,000 shares of Common Stock authorized and 12,693,514 shares of Common Stock issued and outstanding as of June 30, 2022.

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

EIA. Energy Information Administration.

EIDL. Economic Injury Disaster Loan; provides economic relief to businesses that experienced a temporary loss of revenue due to COVID-19.

EPA. Environmental Protection Agency.

Eagle Ford Shale. A hydrocarbon-producing geological formation extending across South Texas from the Mexican border into East Texas.

Blue Dolphin Energy Company	June 30, 2022	Page 4

Glossary of Terms

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

Blue Dolphin Energy Company	June 30, 2022	Page 5

Glossary of Terms

Kissick Debt. Previously referred to as the ‘Notre Dame Debt; loan agreement originally entered into between LE and Notre Dame Investors, Inc. in the original principal amount of $8.0 million; debt held by John Kissick as of June 30, 2022; pursuant to a 2017 sixth amendment, the Kissick Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce LE’s obligation to GEL; under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments and security interest, as well as liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034; interest accrues at 16%; no covenants; matured January 2019; security includes subordinated deed of trust that encumbers the crude distillation tower and general assets of LE; currently in default for failure to pay past due obligations at maturity.

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

Blue Dolphin Energy Company	June 30, 2022	Page 6

Glossary of Terms

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

NOL. Net operating losses.

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

Blue Dolphin Energy Company	June 30, 2022	Page 7

Glossary of Terms

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

ROU. Right-of-use.

SBA. Small Business Administration.

SEC. Securities and Exchange Commission.

Securities Act. The Securities Act of 1933, as amended.

Segment contribution margin (deficit). For refinery operations and tolling and terminaling business segments, represents net revenues (excluding intercompany fees and sales) attributable to the respective business segment less associated intercompany fees and sales less associated operation costs and expenses.

Significant customer. A customer who represents more than 10% of our total revenue from operations.

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

Tartan. Tartan Oil LLC, an affiliate of Pilot.

Texas First. Texas First Rentals, LLC.

TCEQ. Texas Commission on Environmental Quality.

Throughput. The volume processed through a unit or a refinery or transported through a pipeline.

Blue Dolphin Energy Company	June 30, 2022	Page 8

Glossary of Terms

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

WHO. World Health Organization.

WSJ prime rate. A measure of the U.S. prime rate as defined by the Wall Street Journal.

XBRL. eXtensible Business Reporting Language.

Yield. The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	June 30, 2022	Page 9

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

•	· Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.

Downstream and Midstream Operations

•	Commodity price and refined product demand volatility, which can adversely affect our refining margins.
•	Crude oil, other feedstocks, and fuel and utility services price volatility.

Blue Dolphin Energy Company	June 30, 2022	Page 10

Important Information Regarding Forward Looking Statements

•	Availability and cost of crude oil and other feedstocks to operate the Nixon facility.
•	Equipment failure and maintenance, which lead to operational downtime.
•	Failure to effectively execute new business strategies, such as renewable fuels.
•	Adverse changes in operational cash flow and working capital, shortfalls for which Affiliates may not fund.
•	Critical personnel loss, labor actions, and workplace safety issues.
•	Market share loss, an unfavorable financial condition shift, or the bankruptcy or insolvency of a significant customer.
•	Increases in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting our crude oil and condensate, feedstocks, and refined products.
•	Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.
•	Geographical concentration of our refining operations and customers within the Eagle Ford Shale.
•	Severe weather or other climate-related events that affect our facilities or those of our vendors, suppliers, or customers.
•	Assessment of penalties by regulatory agencies, such as the TCEQ, for alleged violations.
•	Regulatory changes and other measures for the reduction of greenhouse gas emissions, including carbon dioxide.
•	Our ability to effect and integrate potential acquisitions.

Pipeline and Facilities and Oil and Gas Assets

•	Assessment of civil penalties by BOEM for our failure to satisfy orders to provide additional financial assurance (supplemental pipeline bonds) within the time prescribed.
•	Assessment of civil penalties by BSEE for our failure to decommission pipeline and platform assets within the time prescribed.
•	Our estimates of future AROs related to our pipeline and facilities assets, which may increase.

Common Stock

•	Fluctuations in our stock price that may result in a substantial investment loss.
•	Declines in our stock price due to share sales.
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

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC and elsewhere in our subsequent quarterly and periodic reports, including this report. All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Blue Dolphin Energy Company	June 30, 2022	Page 11

Financial Statements

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2022	2021
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	$9
Restricted cash	-	48
Accounts receivable, net	321	126
Prepaid expenses and other current assets	3,452	2,433
Deposits	110	110
Inventory	16,855	3,098
Total current assets	20,742	5,824

LONG-TERM ASSETS
Total property and equipment, net	58,672	59,923
Operating lease right-of-use assets, net	243	332
Surety bonds	230	230
Total long-term assets	59,145	60,485

TOTAL ASSETS	$79,887	$66,309

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$43,055	$42,953
Long-term debt, related party, current portion (in default)	13,635	20,042
Interest payable	8,810	8,689
Interest payable, related party (in default)	3,774	3,454
Accounts payable	1,762	2,548
Accounts payable, related party	155	155
Current portion of lease liabilities	226	215
Income taxes payable	156	-
Accrued expenses and other current liabilities	7,086	6,225
Total current liabilities	78,659	84,281

LONG-TERM LIABILITIES
Asset retirement obligations	3,527	3,461
Long-term lease liabilities, net of current	40	156
Unearned contract renewal income, net of current	975	1,200
Long-term debt, net of current portion	2,330	838
Total long-term liabilities	6,872	5,655

TOTAL LIABILITIES	85,531	89,936

Commitments and contingencies (Note 15)

STOCKHOLDERS' DEFICIT
Common stock (par value $0.01), 20,000,000 shares authorized; 14,799,041 shares issued
at June 30, 2022 and 12,693,514 shares issued at December 31, 2021)(1)	148	127
Additional paid-in capital	39,531	38,457
Accumulated deficit	(45,323)	(62,211)
TOTAL STOCKHOLDERS' DEFICIT	(5,644)	(23,627)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$79,887	$66,309

(1)  Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At both June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2022	Page 12

Financial Statements

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$135,208	$68,518	$244,965	$127,001
Tolling and terminaling	914	923	1,840	1,853

Total revenue from operations	136,122	69,441	246,805	128,854

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	116,321	68,499	218,714	126,282
Other conversion costs	2,988	1,967	4,672	3,807
Total cost of goods sold	119,309	70,466	223,386	130,089

Gross profit (loss)	16,813	(1,025)	23,419	(1,235)

COST OF OPERATIONS
LEH operating fee, related party	184	131	310	255
Other operating expenses	57	50	68	104
General and administrative expenses	647	612	1,271	1,270
Depletion, depreciation, and amortization	699	693	1,400	1,386
Accretion of asset retirement obligations	33	-	66	-

Total cost of operations	1,620	1,486	3,115	3,015

Income (loss) from operations	15,193	(2,511)	20,304	(4,250)

OTHER INCOME (EXPENSE)

Easement, interest and other income	-	-	-	2
Interest and other expense	(1,668)	(1,588)	(3,260)	(3,068)
Gain on extinguishment of debt	-	-	-	43
Total other income (expense)	(1,668)	(1,588)	(3,260)	(3,023)

Income (loss) before income taxes	13,525	(4,099)	17,044	(7,273)

Income tax expense	(115)	-	(156)	-

Net income (loss)	$13,410	$(4,099)	$16,888	$(7,273)

Income (loss) per common share:
Basic	$0.97	$(0.32)	$1.27	$(0.57)
Diluted	$0.97	$(0.32)	$1.27	$(0.57)

Weighted average number of common shares outstanding:
Basic	13,850,397	12,693,514	13,275,152	12,693,514
Diluted	13,850,397	12,693,514	13,275,152	12,693,514

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2022	Page 13

Financial Statements

Consolidated Statements of Cash Flows(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$16,888	$(7,273)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation, and amortization	1,400	1,386
Accretion of asset retirement obligations	66	-
Amortization of debt issue costs	102	64
Guaranty fees paid in kind	304	304
Related-party interest expense paid in kind	401	646
Deferred revenues and expenses	(225)	(97)
Loss on issuance of shares	235	-
Gain on extinguishment of debt	-	(43)
Changes in operating assets and liabilities
Accounts receivable	(195)	151
Prepaid expenses and other current assets	(1,019)	1,603
Deposits and other assets	-	14
Inventory	(13,757)	29
Accounts payable, accrued expenses, and other liabilities	673	(450)
Net cash provided by (used in) operating activities	4,873	(3,666)

INVESTING ACTIVITIES
Capital expenditures	(46)	-
Net cash used in investing activities	(46)	-

FINANCING ACTIVITIES
Proceeds from debt	1,500	500
Payments on debt principal	(8)	(9)
Net activity on related-party debt	(6,372)	2,121
Net cash provided by (used in) financing activities	(4,880)	2,612
Net change in cash, cash equivalents, and restricted cash	(53)	(1,054)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	57	1,111
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$4	$57

Supplemental Information:
Non-cash investing and financing activities:
Financing of line of credit via related-party debt	$-	$900
Financing of guaranty fees via long-term debt, related party	$304	$300
Issuance of shares for services and/or to extinguish debt	$860	$-
Related-party receivables settled against related-party provided working capital	$9,523	$2,790
Line credit financed by offsetting tank leases less interest	$-	$289
Interest paid	$1,534	$542
Income taxes paid (refunded)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2022	Page 14

Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1) Organization

Overview

Blue Dolphin was formed in 1986 as a Delaware corporation. The company is an independent downstream energy company operating in the Gulf Coast region of the United States. Operations primarily consist of a light sweet-crude, 15,000-bpd crude distillation tower, and approximately 1.2 million bbls of petroleum storage tank capacity in Nixon, Texas. Blue Dolphin trades on the OTCQX under the ticker symbol "BDCO."

Assets are organized in two business segments: 'refinery operations' (owned by LE) and 'tolling and terminaling services' (owned by LRM and NPS). 'Corporate and other' includes Blue Dolphin subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). See “Note (4)” to our consolidated financial statements for more information about our business segments.

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

Defaults Under Secured Loan Agreements. We are currently in default under certain of our secured loan agreements with third parties and related parties. As a result, the debt associated with these obligations was classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2022 and December 31, 2021. See “Notes (3) and (10)” for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations.

Third-Party Defaults

•

Veritex Loans – As of the filing date of this report, LE and LRM were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make required monthly principal and interest payments and failing to satisfy financial covenants. In addition, LE was in default under the LE Term Loan Due 2034 for failing to replenish a $1.0 million payment reserve account. In a letter to LE and LRM dated August 2, 2022, Veritex affirmed existing defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make payments of principal and interest when due and demanded payment of all past due amounts owed. In addition, Veritex reserved all of its rights and noted that Veritex may, at its discretion, exercise all remedies available to it, which may include accelerating the loan, requesting appointment of a receiver, initiating foreclosure proceedings, or filing a lawsuit against obligors.

•	GNCU Loan – As of the filing date of this report, NPS was in default under the NPS Term Loan Due 2031 for failing to satisfy financial covenants.

•

Kissick Debt – Under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments, as well as any security interest and liens on the Nixon facility's business assets, in favor of Veritex as holder of the LE Term Loan Due 2034. To date, LE has made no payments under the subordinated Kissick Debt. To date, Mr. Kissick has taken no action due to the non-payment. As of the filing date of this report, there were defaults under the Kissick Debt related to payment of past due obligations at maturity.

Blue Dolphin Energy Company	June 30, 2022	Page 15

Notes to Consolidated Financial Statements

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements, either upon maturity or if accelerated, (ii) LE, LRM, and NPS will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on the trading prices of our Common Stock and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. Management maintains ongoing dialogue with lenders regarding defaults and continues to actively discuss potential restructuring and refinancing opportunities. See “Note (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

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

Substantial Current Debt

Excluding accrued interest, we had current debt of $56.7 million and $63.0 million, respectively, as of June 30, 2022 and December 31, 2021. Current debt consists of bank debt, investor debt, and related party debt. Substantial current debt is primarily the result of secured loan agreements being in default. As a result, these debt obligations were classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2022 and December 31, 2021.

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

In March 2020, the WHO declared the outbreak of COVID-19 a pandemic, and thereafter the U.S. economy experienced pronounced adverse effects as a result of the global outbreak. Considerable progress was made to combat COVID-19 and its multiple variants. While domestic demand and refining margins improved during the first half of 2022, the United States has seen a resurgence of COVID-19 cases during the same period, slightly impacting our personnel. The future impact of COVID-19 on our operational and financial performance depends on further developments, including global and domestic vaccination rates, variant outbreaks, antiviral usage, and social distancing. Overall, we expect market volatility associated with COVID-19 to decrease over time as the disease becomes an ongoing part of the world-wide infectious-disease landscape.

In February 2022, Russia invaded neighboring Ukraine. The conflict caused turmoil in global commodity markets, injecting even more uncertainty into a worldwide economy recovering from the effects of COVID-19. As Russia is a major global producer and exporter of crude oil, sanctions imposed on Russia resulted in global tightening of refined product inventories and crude stocks, which caused refining margins to widen significantly. These conditions contributed to a significant improvement in our refining operating results in the three and six months of 2022 compared to the same periods a year earlier. However, in the long term, the impact of the Russian-Ukrainian conflict on our financial position and results of operations depends, in part, on the duration of the conflict and the duration and complexity of sanctions.

The COVID-19 pandemic and the Russian conflict with Ukraine continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and future prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Historic Net Losses and Working Capital and Equity Deficits

Net Income (Losses). We had net income of $13.4 million for the three months ended June 30, 2022 compared to a net loss of $4.1 million for the three months ended June 30, 2021. We had net income of $16.9 million for the six months ended June 30, 2022 compared to a net loss of $7.3 million for the six months ended June 30, 2021. The significant improvement for the three and six-month comparative periods resulted from improved refining margins associated with supply contraction and strong demand. While refining margins improved significantly for both three- and six-month periods ended June 30, 2022, the general outlook for the remainder of the year remains unclear, and we can provide no assurances that refining margins and demand will remain at current levels.

Blue Dolphin Energy Company	June 30, 2022	Page 16

Notes to Consolidated Financial Statements

Working Capital Deficits. We had $57.9 million and $78.5 million in working capital deficits at June 30, 2022 and December 31, 2021, respectively. Excluding the current portion of long-term debt, we had $1.2 million and $15.5 million in working capital deficits at June 30, 2022 and December 31, 2021, respectively. The significant improvement in working capital between the periods was primarily due to favorable refining margins and increased gross profit.

Cash and cash equivalents totaled $0.004 million and $0.01 million at June 30, 2022 and December 31, 2021, respectively. Restricted cash (current portion) totaled $0 and $0.05 million at June 30, 2022 and December 31, 2021, respectively.

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

Management continues to take steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a volatile commodity price environment. Mitigation steps include: adjusting throughput and production based on market conditions, optimizing receivables and payables by prioritizing payments, optimizing inventory levels based on demand, monitoring discretionary spending, and delaying capital expenditures. To safeguard personnel, we adopted remote working where possible and social distancing, mask-wearing, and other site-specific precautionary measures where on-site operations are required. We also continue to incentivize personnel to receive the COVID-19 vaccine and boosters.

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

The consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC. Operating results for the three months and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or for any other period.

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

Use of Estimates. The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Actual results could differ from those estimates. The ongoing COVID-19 pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of June 30, 2022 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, AROs, inventory and related reserves, deferred tax asset reserves, and the carrying value of long-lived assets.

Blue Dolphin Energy Company	June 30, 2022	Page 17

Notes to Consolidated Financial Statements

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts. Restricted cash, current portion reflects amounts held in a payment reserve account by Veritex as security for payments under the LE Term Loan Due 2034.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	June 30,	December 31,
	2022	2021
	(in thousands)

Cash and cash equivalents	$4	$9
Restricted cash	-	48
	4	57

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts. Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition. Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio. We had an allowance for doubtful accounts of $0 at both June 30, 2022 and December 31, 2021.

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

Blue Dolphin Energy Company	June 30, 2022	Page 18

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

A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended June 30, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of June 30, 2022 and December 31, 2021. In addition, we have NOL carryforwards that remain available for future use. See “Note (13)” to our consolidated financial statements for more information related to income taxes.

Blue Dolphin Energy Company	June 30, 2022	Page 19

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

New Pronouncements Adopted. The FASB issues ASUs to communicate changes to the FASB ASC, including modifications to non-authoritative SEC content. During the three months ended June 30, 2022, we did not adopt any ASUs.

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

Related-Party Financial Impact

Consolidated Balance Sheets.

Accounts payable, related party. Accounts payable, related party to LTRI related to the purchase of refinery equipment totaled $0.2 million at both June 30, 2022 and December 31, 2021.

Blue Dolphin Energy Company	June 30, 2022	Page 20

Notes to Consolidated Financial Statements

Long-term debt, related party, current portion (in default) and accrued interest payable, related party.

	June 30,	December 31,
	2022	2021
	(in thousands)
LEH
June LEH Note (in default)	$6,600	$12,672
BDPL-LEH Loan Agreement (in default)	7,774	7,454
LEH Total	14,374	20,126
Ingleside
March Ingleside Note (in default)	1,089	1,066
Jonathan Carroll
March Carroll Note (in default)	1,946	2,304
	17,409	23,496

Less: Long-term debt, related party, current portion (in default)	(13,635)	(20,042)
Less: Accrued interest payable, related party (in default)	(3,774)	(3,454)
	$-	$-

As indicated in the table below, the $6.0 million reduction associated with the June LEH Note reflects transactions related to the Jet Fuel Sales Agreement and the Amended and Restated Operating Agreement.

June LEH Note
(in default)
(in thousands)

Balance at December 31, 2021	$12,672

Related-party receivables settled against related-party provided working capital	(9,523)
Blue Dolphin operating costs and related LEH management fee under	3,451
Amended and Restated Operating Agreement

Balance at June 30, 2022	$6,600

The $0.4 million reduction associated with the March Carroll Note reflects payment in common stock to Jonathan Carroll pursuant to the LE Amended and Restated Guaranty Fee Agreement and the LRM Amended and Restated Guaranty Fee Agreement. See “Note (15)” to our consolidated financial statements for additional information regarding the share issuance.

See “Notes (1) and (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands, except percent amounts)				(in thousands, except percent amounts)
Refinery operations
LEH	$51,337	37.7%	$20,979	30.2%	$85,855	34.8%	$37,059	28.8%
Third-Parties	83,871	61.6%	47,539	68.5%	159,110	64.5%	89,942	69.8%
Tolling and terminaling
Third-Parties	914	0.7%	923	1.3%	1,840	0.7%	1,853	1.4%
	$136,122	100.0%	$69,441	100.0%	$246,805	100.0%	$128,854	100.0%

Blue Dolphin Energy Company	June 30, 2022	Page 21

Notes to Consolidated Financial Statements

Interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034 (in default)	$108	$108	$216	$216
Second Term Loan Due 2034 (in default)	45	45	90	90
March Carroll Note (in default)	29	32	61	61
LEH
BDPL-LEH Loan Agreement (in default)	160	160	320	320
June LEH Note (in default)	81	215	296	397
Ingleside
March Ingleside Note (in default)	14	14	28	28
	$437	$574	$1,011	$1,112

Other. BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended June 30, 2022 and 2021, respectively. BDSC received sublease income from LEH totaling $0.02 million for both six-month periods ended June 30, 2022 and 2021, respectively.

The LEH operating fee, related party increased to approximately $0.2 million for the three months ended June 30, 2022 compared to $0.1 million for the three months ended June 30, 2021. The increase coincided with increased cost of goods sold during the same periods. The LEH operating fee, related party was relatively flat at $0.3 million for both six-month periods ended June 30, 2022 and 2021, respectively.

(4)Revenue and Segment Information

We have two reportable business segments: (i) refinery operations, focused on refining and marketing petroleum products at the Nixon facility, and (ii) tolling and terminaling, focused on tolling and storing petroleum products for third parties at the Nixon facility. ‘Corporate and other’ as presented in the segment information includes BDSC, BDPL, and BDPC.

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

Remaining Performance Obligations. Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2022	Page 22

Notes to Consolidated Financial Statements

Segment Information. Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net revenue (excluding intercompany fees and sales)
Refinery operations	$135,208	$68,518	$244,965	$127,001
Tolling and terminaling	914	923	1,840	1,853
Total net revenue	136,122	69,441	246,805	128,854

Intercompany fees and sales
Refinery operations	(675)	(581)	(1,328)	(1,147)
Tolling and terminaling	675	581	1,328	1,147
Total intercompany fees	-	-	-	-

Operation costs and expenses(1)
Refinery operations	(118,736)	(70,054)	(222,194)	(129,343)
Tolling and terminaling	(573)	(412)	(1,192)	(746)
Corporate and other	(57)	(50)	(68)	(104)
Total operation costs and expenses	(119,366)	(70,516)	(223,454)	(130,193)

Segment contribution margin (deficit)
Refinery operations	15,797	(2,117)	21,443	(3,489)
Tolling and terminaling	1,016	1,092	1,976	2,254
Corporate and other	(57)	(50)	(68)	(104)
Total segment contribution margin (deficit)	16,756	(1,075)	23,351	(1,339)

General and administrative expenses(2)
Refinery operations	(313)	(265)	(595)	(566)
Tolling and terminaling	(53)	(68)	(123)	(136)
Corporate and other	(498)	(410)	(929)	(823)
Total general and administrative expenses	(864)	(743)	(1,647)	(1,525)

Depreciation and amortization
Refinery operations	(306)	(302)	(613)	(604)
Tolling and terminaling	(342)	(340)	(684)	(680)
Corporate and other	(51)	(51)	(103)	(102)
Total depreciation and amortization	(699)	(693)	(1,400)	(1,386)

Interest and other non-operating expenses, net(3)
Refinery operations	(703)	(708)	(1,420)	(1,306)
Tolling and terminaling	(409)	(448)	(827)	(900)
Corporate and other	(556)	(432)	(1,013)	(817)
Total interest and other non-operating expenses, net	(1,668)	(1,588)	(3,260)	(3,023)

Income (loss) before income taxes
Refinery operations	14,475	(3,392)	18,815	(5,965)
Tolling and terminaling	212	236	342	538
Corporate and other	(1,162)	(943)	(2,113)	(1,846)
Total income (loss) before income taxes	13,525	(4,099)	17,044	(7,273)

Income tax expense	(115)	-	(156)	-

Net income (loss)	$13,410	$(4,099)	$16,888	$(7,273)

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

Blue Dolphin Energy Company	June 30, 2022	Page 23

Notes to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Capital expenditures
Refinery operations	$(46)	$-	$(46)	$-
Tolling and terminaling	-	-	-	-
Corporate and other	-	-	-	-
Total capital expenditures	$(46)	$-	$(46)	$-

	June 30,	December 31,
	2022	2021
	(in thousands)
Identifiable assets
Refinery operations	$61,272	$47,047
Tolling and terminaling	17,320	17,594
Corporate and other	1,295	1,668
Total identifiable assets	$79,887	$66,309

(5) Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor. At June 30, 2022 and December 31, 2021, our cash balances (including restricted cash) did not exceed the FDIC insurance limit per depositor.

Key Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Tartan. The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil. After that, the Crude Supply Agreement automatically renews for successive one-year terms (each such term, a renewal term). Either party may provide the other with notice of non-renewal at least 60 days before the expiration of any renewal term. As of June 30, 2022, we received approximately 11.2 million bbls, or 45.0%, of the contracted total volume under the Crude Supply Agreement.

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

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2022	2	64%	$0
June 30, 2021	3	75%	$0

Six Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2022	2	59%	$0
June 30, 2021	4	86%	$0

Blue Dolphin Energy Company	June 30, 2022	Page 24

Notes to Consolidated Financial Statements

One of our significant customers is LEH, an Affiliate. Due to a HUBZone certification, the Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms. For the three months ended June 30, 2022 and 2021, the Affiliate accounted for approximately 38% and 30% of total revenue from operations, respectively. For the six months ended June 30, 2022 and 2021, the Affiliate accounted for approximately 35% and 29% of total revenue from operations, respectively. The Affiliate represented $0 in accounts receivable at both June 30, 2022 and 2021, respectively.

Concentration of Customers. Our customer base consists of refined petroleum product wholesalers. Economic changes similarly affect our customers positively or negatively, which impacts our overall exposure to credit risk. Economic changes include the uncertainties related to the Russian invasion of Ukraine, the COVID-19 pandemic, and the associated volatility in the global commodities markets. Historically, we have had no significant problems collecting our accounts receivable.

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3. Occasionally we sell refined products to customers that export to other countries, such as low sulfur diesel to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands, except percent amounts)				(in thousands, except percent amounts)

LPG mix	$-	0%	$6	0%	$-	0%	$12	0%
Naphtha	27,382	22.3%	15,264	22.3%	55,136	23.2%	29,488	23.2%
Jet fuel	51,337	30.6%	20,979	30.6%	85,855	29.2%	37,059	29.2%
HOBM	20,827	23.4%	16,012	23.4%	43,902	24.9%	31,675	24.9%
AGO	35,662	23.7%	16,257	23.7%	60,072	22.7%	28,767	22.7%
	$135,208	100.0%	$68,518	100.0%	$244,965	100.0%	$127,001	100.0%

An Affiliate, LEH, purchases all of our jet fuel. See “Notes (3) and (15)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and arrangements, as well as “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our subsequent filings as filed with the SEC for additional disclosures related to Affiliate risk.

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Prepaid insurance	$1,982	$953
Prepaid crude oil and condensate	1,281	1,368
Other prepaids	124	36
Prepaid easement renewal fees	65	76
	$3,452	$2,433

(7) Inventory

Inventory as of the dates indicated consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
HOBM	$12,113	$1,749
Naphtha	3,082	189
Crude oil and condensate	1,241	660
AGO	222	338
Chemicals	142	121
Propane	38	27
LPG mix	17	14
	$16,855	$3,098

Blue Dolphin Energy Company	June 30, 2022	Page 25

Notes to Consolidated Financial Statements

(8) Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Refinery and facilities	$72,629	$72,583
Land	566	566
Other property and equipment	903	903
	74,098	74,052

Less: Accumulated depreciation and amortiation	(19,092)	(17,795)
	55,006	56,257

CIP	3,666	3,666
	$58,672	$59,923

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Unearned revenue from contracts with customers	$4,347	$4,388
Insurance	1,096	273
Accrued fines and penalties	407	407
Unearned contract renewal income	400	400
Taxes payable	264	136
Other payable	224	218
Board of director fees payable	175	230
Customer deposits	173	173
	$7,086	$6,225

(10) Third-Party Long-Term Debt

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$23,760	$23,789
LRM Term Loan Due 2034 (in default)	9,694	9,861
Kissick Debt (in default)	10,608	10,210
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,976	10,094
SBA EIDLs
BDEC Term Loan Due 2051	2,044	512
LE Term Loan Due 2050	159	156
NPS Term Loan Due 2050	159	156
Equipment Loan Due 2025	45	53
	56,445	54,831

Less: Current portion of long-term debt, net	(43,055)	(42,953)
Less: Unamortized debt issue costs	(2,250)	(2,351)
Less: Accrued interest payable	(8,810)	(8,689)
	$2,330	$838

Blue Dolphin Energy Company	June 30, 2022	Page 26

Notes to Consolidated Financial Statements

Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(922)	(821)
	$2,250	$2,351

Amortization expense was $0.05 million and $0.03 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $0.1 million and $0.06 million for the six months ended June 30, 2022 and 2021, respectively.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Kissick Debt (in default)	$5,630	$5,232
Veritex Loans
LE Term Loan Due 2034 (in default)	2,308	2,338
LRM Term Loan Due 2034 (in default)	792	959
GNCU Loan
NPS Term Loan Due 2031 (in default)	18	136
SBA EIDLs
BDEC Term Loan Due 2051	44	12
LE Term Loan Due 2050	9	6
NPS Term Loan Due 2050	9	6
	8,810	8,689
Less: Accrued interest payable (in default)	(8,810)	(8,689)
Long-term Interest Payable, Net of Current Portion	$-	$-

As reflected in the table above and elsewhere in this report, we are in default under the LE Term Loan Due 2034, LRM Term Loan Due 2034, NPS Term Loan Due 2031, and the Kissick Debt. Defaults under these secured loan agreements permit the lender to declare the amounts owed under these loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loan agreements was classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2022 and December 31, 2021.

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

Blue Dolphin Energy Company	June 30, 2022	Page 27

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

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with decommissioning our pipelines and facilities assets, as well as plugging and abandoning our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment. Although these liabilities were previously fully accreted, during the twelve months ended December 31, 2021 we determined that the estimated future cost and timing of decommissioning these assets changed. As a result, we recorded an increase in liability at December 31, 2021, and we will recognize accretion expense through the anticipated decommissioning date.

ARO liability as of the dates indicated was as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)

AROs, at the beginning of the period	$3,461	$2,370
Changes in estimates of existing obligations	-	1,091
Accretion expense	66	-
	3,527	3,461
Less: AROs, current portion	-	-
Long-term AROs, at the end of the period	$3,527	$3,461

See “Note (15)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

(12) Lease Obligations

Lease Obligations

Office Lease. We maintain our corporate headquarters in Houston, Texas. The 68-month operating lease, with BDSC as lessee, expires in August 2023. Under the lease, BDSC has an option to extend the lease term for an additional five (5) year period. To exercise the option, BDSC must provide TR 801 Travis LLC (“Building Lessor”) notice at least twelve (12) months before the end of the current term.

In March 2021, BDSC defaulted on the office lease due to non-payment of rent. In May 2021, BDSC and Building Lessor reached an agreement to cure BDSC’s office lease default. Under a Fourth Amendment to Lease dated May 27, 2021 (the “Fourth Amendment”), Building Lessor agreed to defer BDSC’s past due obligations, including rent installments and other charges totaling approximately $0.1 million (the “Past Due Obligations”), in equal monthly installments beginning in June 2021, and continuing through lease expiration The Past Due Obligations were subject to an annual percentage rate of 4.50%. As revised under the Fourth Amendment, BDSC’s base rent including the prorated portion of the Past Due Obligations was $0.02 million per month.

Subsequent to the Fourth Amendment, Building Lessor notified BDSC of a new default under the office lease due to non-payment of rent. As a result of the subsequent default, Building Lessor deemed the Fourth Amendment null and void. On June 9, 2022, BDSC paid all past due amounts totaling approximately $0.2 million to Building Lessor and Building Lessor considered the office lease default cured.

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended June 30, 2022 and 2021. BDSC received sublease income from LEH totaling $0.02 million for both six-month periods ended June 30, 2022 and 2021. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Blue Dolphin Energy Company	June 30, 2022	Page 28

Notes to Consolidated Financial Statements

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		June 30,	December 31,
	Balance Sheet Location	2022	2021
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(544)	(455)

Total lease assets		243	332

Liabilities
Current
Operating lease	Current portion of lease liabilities	226	215

Noncurrent
Operating lease	Long-term lease liabilities, net of current	40	156
Total lease liabilities		$266	$371

Weighted average remaining lease term in years
Operating lease	1.17
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)

Operating lease costs	$51	$51	$103	$102
Total lease cost	$51	$51	$103	$102

The table below presents supplemental cash flow information related to leases as follows:

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$49	$48	$101	$95

As of June 30, 2022, maturities of lease liabilities for the periods indicated were as follows:

June 30,	Operating Lease
(in thousands)

2023	$226
2024	40
$266

Future minimum annual lease commitments that are non-cancelable:

Operating
June 30,	Lease
(in thousands)
2023	$239
2024	40
$279

Blue Dolphin Energy Company	June 30, 2022	Page 29

Notes to Consolidated Financial Statements

(13) Income Taxes

Tax Provision

The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Current
Federal	$-	$-	$-	$-
State	(115)	-	(156)	-
Deferred
Federal	(2,809)	500	(3,895)	1,167
State	-	-	-	-
Change in valuation allowance	2,809	(500)	3,895	(1,167)

Total provision for income taxes	$(115)	$-	$(156)	$-

TMT is treated like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$13,805	$16,818
Business interest expense	3,944	4,680
Start-up costs (crude oil and condensate processing facility)	382	424
ARO liability/deferred revenue	741	727
Other	30	12
Total deferred tax assets	18,902	22,661

Deferred tax liabilities:
Basis differences in property and equipment	(8,081)	(7,945)
Total deferred tax liabilities	(8,081)	(7,945)
	10,821	14,716

Valuation allowance	(10,821)	(14,716)

Deferred tax assets, net	$-	$-

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

NOL Carryforwards. Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of stockholders who own more than 5% (after applying certain look-through rules) increase by more than fifty percent (50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Based on the tax rule, ownership changes occurred in 2005 and 2012. The 2005 ownership change related to a series of private placements; the 2012 ownership change related to a reverse acquisition. These ownership changes limit the use of pre-change NOL carryforwards to offset future taxable income. The annual use limitation generally equals the value of the common stock, on an aggregate basis, when the ownership change occurred multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards generated before the ownership change to an annual use limitation of roughly $0.6 million per year. We may use any unused portions of the limitation in subsequent years. Because of the yearly restriction, approximately $6.7 million in NOL carryforwards generated before the 2012 ownership change will expire unused. NOL carryforwards generated after the 2012 ownership change but before 2018 are not subject to an annual use limitation; we can use these NOL carryforwards for 20 years in addition to NOL carryforward amounts generated before the ownership change. NOL carryforwards that were generated beginning in 2018 may only be used to offset 80% of taxable income and are carried forward indefinitely.

Blue Dolphin Energy Company	June 30, 2022	Page 30

Notes to Consolidated Financial Statements

NOL Carryforwards. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2020	9,614	56,363	65,977

Net operating losses used and expired	(1,717)	9,148	7,431

Balance at December 31, 2021	$7,897	$65,511	$73,408

Net operating losses used and expired	(6,127)	(8,217)	(14,344)

Balance at June 30, 2022	$1,770	$57,294	$59,064

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards. At June 30, 2022 and December 31, 2021, management determined that realization of the deferred tax assets from NOLs is unlikely based on negative evidence of three-year cumulative net losses. Cumulative net losses represent significant negative objective evidence, limiting the ability to consider other subjective evidence, such as projections for future growth. Based on management’s evaluation, we recorded a valuation allowance against the deferred tax assets as of June 30, 2022 and December 31, 2021.

We have NOL carryforwards that remain available for future use. At June 30, 2022 and December 31, 2021, there were no uncertain tax positions for which a reserve or liability was necessary.

(14) Earnings Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)

Net income (loss)	$13,410	$(4,099)	$16,888	$(7,273)

Basic and diluted income (loss) per share	$0.97	$(0.32)	$1.27	$(0.57)

Basic and Diluted
Weighted average number of shares of
common stock outstanding and potential
dilutive shares of common stock	13,850,397	12,693,514	13,275,152	12,693,514

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS for the three months and six months ended June 30, 2022 and 2021 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

Blue Dolphin Energy Company	June 30, 2022	Page 31

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE in August 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit pipeline and platform decommissioning permit applications, including a safe boarding plan, by February 2020. BDPL submitted permit applications to BSEE in February 2020 and the USACOE in March 2020. In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL completed the required platform surveys in June 2020. Abandonment operations have been on hold due to our cash constraints associated with historical net losses and continued uncertainties surrounding commodity pricing and supply related to the COVID-19 pandemic and the Russian conflict with Ukraine . At BSEE’s request, BDPL provided BSEE with a status update on platform removal on August 3, 2022. We cannot currently estimate when decommissioning of the pipelines and platform may occur.

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of June 30, 2022 and December 31, 2021. At both June 30, 2022 and December 31, 2021, BDPL maintained $3.5 million in AROs related to abandonment of these assets, which amount does not include potential penalties.

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

Blue Dolphin Energy Company	June 30, 2022	Page 32

Notes to Consolidated Financial Statements

Share Issuances

We are obligated to issue shares of our Common Stock to: (i) Jonathan Carroll pursuant to the Guaranty Fee Agreements and (ii) non-employee directors for services rendered to the Board. Set forth below is information regarding the issuance of Common Stock related to these obligations during the three and six months ended June 30, 2022:

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

The issuances of the securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. We recognized a loss on the issuance of shares of approximately $0.2 million for both the three and six months ended June 30, 2022.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of June 30, 2022 and December 31, 2021. At both June 30, 2022 and December 31, 2021, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

Blue Dolphin Energy Company	June 30, 2022	Page 33

Notes to Consolidated Financial Statements

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January 29, 2020 to March 2, 2020. The proposed agreed order assessed an administrative penalty of approximately $0.4 million and identified actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount. On May 9, 2022, management met with the TCEQ to review the alleged solid hazardous waste violations. As follow-up to the meeting, LRM provided additional documentation to the TCEQ in a letter dated June 1, 2022. We recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021.

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

Resolved Matters.

None.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2022	Page 34

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

General Trends and Outlook

We anticipate that the below key factors will continue to affect our business. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

COVID-19 Pandemic. In March 2020, the WHO declared the outbreak of COVID-19 a pandemic, and thereafter the U.S. economy experienced pronounced adverse effects as a result of the global outbreak. Considerable progress was made to combat COVID-19 and its multiple variants. While domestic demand and refining margins improved during the first half of 2022, the United States saw a resurgence of COVID-19 cases during the same period, slightly impacting our personnel. The future impact of COVID-19 on our operational and financial performance depends on further developments, including global and domestic vaccination rates, variant outbreaks, antiviral usage, and social distancing. Overall, we expect market volatility associated with COVID-19 to decrease over time as the disease becomes an ongoing part of the world-wide infectious-disease landscape.

Russian-Ukrainian Conflict. In February 2022, Russia invaded neighboring Ukraine. The conflict caused turmoil in global commodity markets, injecting even more uncertainty into a worldwide economy recovering from the effects of COVID-19. As Russia is a major global producer and exporter of crude oil, sanctions imposed on Russia resulted in global tightening of refined product inventories and crude stocks, which caused refining margins to widen significantly. These conditions contributed to a significant improvement in our refining operating results in the three and six months of 2022 compared to the same periods a year earlier. However, in the long term, the impact of the Russian-Ukrainian conflict on our financial position and results of operations depends, in part, on the duration of the conflict and the duration and complexity of sanctions.

Liquidity and Access to Capital Markets. We continue to actively explore additional financing to meet working capital needs or refinance and restructure debt. During the three and six months ended June 30, 2022 and 2021, we successfully secured an additional $1.5 million and $0.5 million, respectively, in working capital through CARES Act loans. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. If we are unable to raise sufficient additional capital, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, such as those related to COVID-19 or the Russian conflict with Ukraine, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operations.

Blue Dolphin Energy Company	June 30, 2022	Page 35

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

Business Opportunities. Although we regularly engage in discussions with third parties regarding possible joint ventures, asset sales, mergers, and other potential business combinations, in the near future we anticipate that such activities will likely only relate to renewable energy-related projects. Management determined that conditions exist that raise substantial doubt about our ability to continue as a going concern due to defaults under our secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital and equity deficits. A ‘going concern’ opinion may limit our ability to finance our operations through options such as selling equity or incurring additional debt. Our ability to continue as a going concern depends on sustained positive operating margins and working capital, purchase of crude oil and condensate, and payments on long-term debt. If we are unable to meet these requirements, we may have to cease operating or seek bankruptcy protection.

Changes in Regulations. Our operations and the operations of our customers have been, and will continue to be, affected by political developments and federal, state, tribal, local, and other laws and regulations that are increasing in number and becoming more stringent and complex. These laws and regulations include, among other things, permitting requirements, environmental protection measures such as limitations on methane and other GHG emissions, and renewable fuels standards. The number and scope of the regulations with which we and our customers must comply has a meaningful impact on our and their businesses, and new or revised regulations, reinterpretations of existing regulations, and permitting delays or denials could adversely affect the profitability of our assets.

Business Strategy and Accomplishments

Our primary business objectives are to improve our financial profile and refining margins by executing the below strategies, modified as necessary, to reflect changing economic conditions and other circumstances:

Optimize Existing Asset Base	• Maintain safe operations and enhance health, safety, and environmental systems. • Plan and manage turnarounds and downtime.

Improve Operational Efficiencies	• Reduce or streamline variable costs incurred in production. • Increase throughput capacity and optimize product slate. • Increase tolling and terminaling revenue.

Seize Market Opportunities	• Leverage existing infrastructure to engage in renewable energy projects. • Take advantage of market opportunities as they arise.

Optimize Existing Asset Base. As reported previously, management delayed the Nixon facility’s spring 2022 maintenance turnaround until fall 2022 in order to maximize refinery runs in light of favorable refining margins. We also continued to successfully manage the health and safety of our workforce during a resurgence in COVID-19 cases.

The refinery experienced more downtime during the three-month period ended June 30, 2022 (6 days) compared to the same period a year earlier (4 days) due to equipment repairs. The refinery experienced less downtime during the six-month period ended June 30, 2022 (12 days) compared to the same period a year earlier (15 days). The six-month period ended June 30, 2021 included 10 days of downtime related to Winter Storm Uri.

Improve Operational Efficiencies. Despite favorable refining margins, management continued to tightly manage receivables and payables to conserve cash. Increased HOBM and naphtha inventory levels as a result of changing market conditions tied up operating cash flow during the second quarter of 2022. Management carefully managed product mix to maintain improvements to refinery throughput, production, and sales during the three and six months ended June 30, 2022 compared to the same periods in 2021. Refinery capacity utilization rate improved 11% to 88.5% during the three months ended June 30, 2022 from 77.5% during the three months ended June 30, 2021. Refinery capacity utilization rate improved 7% to 86.7% during the six months ended June 30, 2022 from 79.6% during the six months ended June 30, 2021.

Seize Market Opportunities. As a result of higher commodity prices and increased capacity utilization rate, we experienced a significant improvement in gross profits. Gross profit totaled $16.8 million for the three months ended June 30 2022 compared to a deficit of $1.0 million for the three months ended June 30, 2021. Gross profit totaled $23.4 million for the six months ended June 30, 2022 compared to a deficit of $1.2 million for the six months ended June 30, 2021.

Blue Dolphin Energy Company	June 30, 2022	Page 36

Management’s Discussion and Analysis

In March 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on green energy growth. Management continues to explore potential commercial partnerships and project-based opportunities with government loans as vehicles to expand our corporate strategy into renewable energy. These efforts will continue throughout 2022 and beyond. While we believe our renewable energy strategy successfully aligns with our long-term growth strategy and financial and operational priorities, they are aspirational and may change. As a result, there is no guarantee that we will achieve our objectives.

Successful execution of our business strategy depends on multiple factors. These factors include (i) having adequate working capital to meet operational needs and regulatory requirements, (ii) maintaining safe and reliable operations at the Nixon facility, (iii) meeting contractual obligations, (iv) having favorable margins on refined products, and (v) collaborating with new partners to develop and finance clean energy projects. Our business strategy involves risks. Accordingly, we cannot assure investors that our plans will be successful. If we are unsuccessful, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, negotiating with our creditors to restructure our applicable obligations, or seeking protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Downstream Operations

Our refinery operations segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility • Crude distillation tower (15,000 bpd) • Petroleum storage tanks (operations support) • Loading and unloading facilities • Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Crude Oil and Condensate Supply. Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Tartan. The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil. After that, the Crude Supply Agreement automatically renews for successive one-year terms (each such term, a renewal term). Either party may provide the other with notice of non-renewal at least 60 days before the expiration of any renewal term. As of June 30, 2022, we received approximately 11.2 million bbls, or 45.0%, of the contracted total volume under the Crude Supply Agreement.

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

Products and Markets. Our market is the Gulf Coast region of the U.S., which is represented by the EIA as Petroleum Administration for PADD 3. We sell our products primarily in the U.S. within PADD 3. Occasionally, we sell refined products to customers that export to other countries, such as low sulfur diesel to Mexico.

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

Customers. Customers for our refined products include distributors, wholesalers and refineries primarily in the lower portion of the Texas Triangle (the Houston – San Antonio – Dallas/Fort Worth area). We have bulk term contracts in place with most of our customers, including month-to-month, six months, and up to one-year terms. Certain of our contracts require our customers to prepay and us to sell fixed quantities and/or minimum quantities of finished and intermediate petroleum products. Many of these arrangements are subject to periodic renegotiation on a forward-looking basis, which could result in higher or lower relative prices on future sales of our refined products.

Blue Dolphin Energy Company	June 30, 2022	Page 37

Management’s Discussion and Analysis

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

The Nixon refinery periodically undergoes planned and unplanned temporary shutdowns. We typically complete a planned turnaround annually to repair, restore, refurbish, or replace refinery equipment. Occasionally, unplanned shutdowns occur. Unplanned downtime can occur for a variety of reasons; however, common reasons for unplanned downtime include repair/replacement of disabled equipment, crude deficiencies associated with cash constraints, high temperatures, and power outages. The Nixon refinery did not incur significant damage due to Winter Storm Uri; however, the facility lost external power for 10 days due to the storm.

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

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties. These assets are inactive. We account for these inactive operations in ‘corporate and other.’ Our pipeline assets have been fully impaired since 2016 and our oil and gas leasehold interests have been fully impaired since 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three and six months ended June 30, 2022 and 2021. See “Part I, Item 1. Financial Statements – Note (15)” related to pipelines and platform decommissioning requirements and related risks.

Property	Operating Subsidiary	Location

Freeport facility • Crude oil and natural gas separation and dehydration • Natural gas processing, treating, and redelivery • Vapor recovery unit • Two onshore pipelines • Land (162 acres)	BDPL	Freeport, Texas
Offshore Pipelines (Trunk Line and Lateral Lines)	BDPL	Gulf of Mexico
Oil and Gas Leasehold Interests	BDPC	Gulf of Mexico

Blue Dolphin Energy Company	June 30, 2022	Page 38

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

While refining margins improved significantly in the first half of 2022, the general outlook for the oil and natural gas industry for the remainder of the year remains unclear given the impact of COVID-19 and the Russian conflict with Ukraine, and we can provide no assurances that refining margins and demand will remain at current levels.

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

Blue Dolphin Energy Company	June 30, 2022	Page 39

Management’s Discussion and Analysis

Consolidated Results. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Three Months Ended June 30, 2022 (“Q2 2022”) Versus June 30, 2021 (“Q2 2021”)

Overview. Net income for Q2 2022 totaled $13.4 million, or income of $0.97 per share, compared to a net loss of $4.1 million, or a loss of $0.32 per share, in Q2 2021. The $17.5 million, or $1.29 per share, increase in net income between the periods was the result of favorable refining margins and improved product demand as the impact from COVID-19 lessened.

Total Revenue from Operations. Total revenue from operations increased 96% to $136.1 million for Q2 2022 from $69.4 million for Q2 2021. Increased commodity prices primarily drove refinery operations revenue higher in Q2 2022; increased sales volume contributed slightly. Tolling and terminaling revenue was flat between the periods at $0.9 million.

Total Cost of Goods Sold. Total cost of goods sold increased approximately 69% to $119.3 million for Q2 2022 from $70.5 million for Q2 2021. The significant increase related to higher crude acquisition costs and slightly higher throughput.

Gross Profit (Deficit). Gross profit was $16.8 million for Q2 2022 compared to gross deficit of $1.0 million for Q2 2021. Higher commodity prices positively affected refinery margins in Q2 2022 compared to Q2 2021. Refining gross margin per bbl increased $17.84 per bbl from a gross deficit per bbl of $1.97 in Q2 2021 to a gross profit per bbl of $15.87 in Q2 2022.

General and Administrative Expenses. General and administrative expenses increased 6% to $0.6 million in Q2 2022 compared to Q2 2021. The increase primarily related to higher insurance premiums and legal fees.

Depreciation and Amortization. Depreciation and amortization expenses remained flat at $0.7 million for both Q2 2022 and Q2 2021.

Total Other Income (Expense). Total other expense in Q2 2022 was $1.7 million compared to total other expense of $1.6 million in Q2 2021, representing an increase of approximately $0.1 million. Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

First Half Ended June 30, 2022 (“Half 2022”) Versus June 30, 2021 (“Half 2021”)

Overview. Net income for Half 2022 was $16.9 million, or income of $1.27 per share, compared to a net loss of $7.3 million, or a loss of $0.57 per share, in Half 2021. The $24.2 million, or $1.94 per share, increase in net income between the periods was the result of favorable refining margins and improved product demand as the impact from COVID-19 lessened. The net loss in Half 2021 was also due to 15 days of refinery downtime, 10 days of which was associated with Winter Storm Uri.

Total Revenue from Operations. Total revenue from operations increased 92% to $246.8 million for Half 2022 from $128.9 million for Half 2021. Increased commodity prices primarily drove refinery operations revenue higher in Half 2022; increased sales volume contributed slightly. Tolling and terminaling revenue was flat between the periods at $1.9 million.

Total Cost of Goods Sold. Total cost of goods sold increased approximately 72% to $223.4 million for Half 2022 from $130.1 million for Half 2021. The significant increase related to higher crude acquisition costs and slightly higher throughput.

Gross Profit (Deficit). Gross profit was $23.4 million for Half 2022 compared to gross deficit of $1.2 million for Half 2021. Higher commodity prices and improved refinery uptime positively impacted refinery margins in Half 2022 compared to Half 2021. Refining gross margin per bbl increased $12.21 per bbl from a gross deficit per bbl of $1.60 in Half 2021 to a gross profit per bbl of $10.61 in Half 2022.

General and Administrative Expenses. General and administrative expenses were flat at $1.3 million for both Half 2022 and Half 2021.

Depreciation and Amortization. Depreciation and amortization expenses totaled approximately $1.4 million for both Half 2022 and Half 2021.

Total Other Income (Expense). Total other expense in Half 2022 totaled $3.3 million compared to total other expense of $3.0 million in Half 2021, representing an increase of approximately $0.3 million. Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

Blue Dolphin Energy Company	June 30, 2022	Page 40

Management’s Discussion and Analysis

Downstream Operations. Our refinery operations business segment is owned by LE. Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land. Refinery operations revenue is derived from refined product sales.

Q2 2022 Versus Q2 2021

Refining Gross Margin (Deficit) per Bbl. Refining gross margin per bbl was $15.87 for Q2 2022 compared to gross deficit per bbl of $1.97 in Q2 2021, representing a significant increase of $17.84 per bbl. The significant increase in Q2 2022 related to higher refining margins, improved product demand as the impact from COVID-19 lessened, and slightly improved throughput. Refining gross deficit per bbl in Q2 2021 was the result of lower margins and market fluctuations associated with the COVID-19 pandemic.

Segment Contribution Margin (Deficit). Segment contribution margin improved dramatically in Q2 2022 compared to Q2 2021 due to higher refining margins.

Refinery Downtime. Refinery downtime increased to 6 days in Q2 2022 compared to 4 days in Q2 2021. Refinery downtime in Q2 2022 primarily related to equipment repairs while refinery downtime in Q2 2021 primarily related to crude deficiencies associated with cash constraints.

	Three Months Ended
	June 30,
	2022	2021
	(in thousands)

Refined product sales	$135,208	$68,518
Less: Total cost of goods sold	(119,309)	(70,466)
Gross margin (deficit)	15,899	(1,948)

Sales (Bbls)	1,002	988

Gross margin (deficit) per bbl	$15.87	$(1.97)

	Three Months Ended
	June 30,
	2022	2021
	(in thousands)
Net revenue (1)	$135,208	$68,518
Intercompany fees and sales	(675)	(581)
Operation costs and expenses	(118,736)	(70,054)
Segment contribution margin (deficit)	$15,797	$(2,117)

(1) Net revenue excludes intercompany crude sales.

Refining gross profit (deficit) per bbl presents refinery operations revenue less direct operating costs while segment contribution margin (deficit) presents refinery operations revenue less intercompany tolling fees and related costs.

Half 2022 Versus Half 2021

Refining Gross Margin (Deficit) per Bbl. Refining gross margin per bbl was $10.61 for Half 2022 compared to gross deficit per bbl of $1.60 in Half 2021, representing a significant increase of $12.21 per bbl. The significant increase in Half 2022 related to higher refining margins, improved product demand as the impact from COVID-19 lessened, and increased refinery uptime. Refining gross deficit per bbl in Half 2021 was the result of lower margins and market fluctuations associated with the COVID-19 pandemic and refinery downtime associated with Winter Storm Uri.

Segment Contribution Margin (Deficit). Segment contribution margin improved dramatically in Half 2022 compared to Half 2021 driven by higher refining margins.

Refinery Downtime. Refinery downtime decreased to 12 days in Half 2022 compared to 15 days in Half 2021. Refinery downtime in Half 2022 primarily related to equipment maintenance while refinery downtime in Half 2021 primarily related to power outages during Winter Storm Uri.

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)

Refined product sales	$244,965	$127,001
Less: Total cost of goods sold	(223,386)	(130,089)
Gross margin (deficit)	21,579	(3,088)

Sales (Bbls)	2,033	1,935

Gross margin (deficit) per bbl	$10.61	$(1.60)

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net revenue (1)	$244,965	$127,001
Intercompany fees and sales	(1,328)	(1,147)
Operation costs and expenses	(222,194)	(129,343)
Segment contribution margin (deficit)	$21,443	$(3,489)

(1) Net revenue excludes intercompany crude sales.

Refining gross profit (deficit) per bbl presents refinery operations revenue less direct operating costs while segment contribution margin (deficit) presents refinery operations revenue less intercompany tolling fees and related costs.

Blue Dolphin Energy Company	June 30, 2022	Page 41

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

Q2 2022 Versus Q2 2021

Net Revenue. Tolling and terminaling net revenue was relatively flat in Q2 2022 compared to Q2 2021.

Intercompany Fees and Sales. Intercompany fees and sales, which reflect processing fees associated with an intercompany tolling agreement tied to naphtha volumes, increased in Q2 2022 compared to Q2 2021. Processed naphtha volumes increased 72% between the two periods.

Segment Contribution Margin. Segment contribution margin in Q2 2022 decreased 7% in Q2 2021. The decrease related to higher intercompany fees and operation costs tied to naphtha volumes.

	Three Months Ended
	June 30,
	2022	2021
	(in thousands)
Net revenue (1)	$914	$923
Intercompany fees and sales	675	581
Operation costs and expenses	(573)	(412)
Segment contribution margin	$1,016	$1,092

(1) Net revenue excludes intercompany crude sales.

Half 2022 Versus Half 2021

Net Revenue. Tolling and terminaling net revenue was relatively flat in Half 2022 compared to Half 2021.

Intercompany Fees and Sales. Intercompany fees and sales, which reflect processing fees associated with an intercompany tolling agreement tied to naphtha volumes, increased in Half 2022 compared to Half 2021. Processed naphtha volumes increased 84% between the two periods.

Segment Contribution Margin. Segment contribution margin in Half 2022 decreased 12% to $2.0 million from $2.3 million in Half 2021. The decrease related to higher intercompany fees and operation costs tied to naphtha volumes.

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net revenue (1)	$1,840	$1,853
Intercompany fees and sales	1,328	1,147
Operation costs and expenses	(1,192)	(746)
Segment contribution margin	$1,976	$2,254

(1) Net revenue excludes intercompany crude sales.

Blue Dolphin Energy Company	June 30, 2022	Page 42

Management’s Discussion and Analysis

Non-GAAP Reconciliations.

Reconciliation of Segment Contribution Margin (Deficit)

	Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin (deficit)	$15,797	$(2,117)	$1,016	$1,092	$(57)	$(50)	$16,756	$(1,075)
General and administrative expenses(1)	(313)	(265)	(53)	(68)	(498)	(410)	(864)	(743)
Depreciation and amortization	(306)	(302)	(342)	(340)	(51)	(51)	(699)	(693)
Interest and other non-operating expenses, net	(703)	(708)	(409)	(448)	(556)	(432)	(1,668)	(1,588)
Income (loss) before income taxes	14,475	(3,392)	212	236	(1,162)	(943)	13,525	(4,099)
Income tax expense	-	-	-	-	(115)	-	(115)	-
Net income (loss)	$14,475	$(3,392)	$212	$236	$(1,277)	$(943)	$13,410	$(4,099)

(1)   General and administrative expenses within refinery operations include the LEH operating fee and accretion of asset retirement obligations.

	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin (deficit)	$21,443	$(3,489)	$1,976	$2,254	$(68)	$(104)	$23,351	$(1,339)
General and administrative expenses(1)	(595)	(566)	(123)	(136)	(929)	(823)	(1,647)	(1,525)
Depreciation and amortization	(613)	(604)	(684)	(680)	(103)	(102)	(1,400)	(1,386)
Interest and other non-operating income (expenses), net	(1,420)	(1,306)	(827)	(900)	(1,013)	(817)	(3,260)	(3,023)
Income (loss) before income taxes	18,815	(5,965)	342	538	(2,113)	(1,846)	17,044	(7,273)
Income tax expense	-	-	-	-	(156)	-	(156)	-
Net income (loss)	$18,815	$(5,965)	$342	$538	$(2,269)	$(1,846)	$16,888	$(7,273)

(1)   General and administrative expenses within refinery operations include the LEH operating fee and accretion of asset retirement obligations.

Capital Resources and Liquidity

We currently rely on revenue from operations, including sales of refined products and rental of petroleum storage tanks, Affiliates, and financing to meet our liquidity needs. Due to defaults under our secured loan agreements, substantial current debt, margin volatility, historic net losses, and working capital and equity deficits, we have inadequate liquidity to sustain operations. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance mandates. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.

We continue to focus on safe and reliable operations and conserving cash. The Russian conflict with Ukraine and the COVID-19 pandemic continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Management believes it has made significant progress on bolstering liquidity through efforts including securing additional financing, monitoring discretionary spending and non-essential costs, and, where possible, modifying vendor and contractor payment terms. During the three and six months ended June 31, 2022 and 2021, we successfully secured an additional $1.5 million and $0.5 million, respectively, in working capital through CARES Act loans. We continue to actively explore additional financing to meet working capital needs or refinance and restructure debt.

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

Blue Dolphin Energy Company	June 30, 2022	Page 43

Management’s Discussion and Analysis

Working Capital

We had $57.9 million and $78.5 million in working capital deficits at June 30, 2022 and December 31, 2021, respectively. Excluding the current portion of long-term debt, we had $1.2 million and $15.5 million in working capital deficits at June 30, 2022 and December 31, 2021, respectively. The significant improvement in working capital between the periods was primarily due to favorable refining margins and increased gross profit.

Cash and cash equivalents totaled $0.004 million and $0.01 million at June 30, 2022 and December 31, 2021, respectively. Restricted cash (current portion) totaled $0 and $0.05 million at June 30, 2022 and December 31, 2021, respectively.

Sources and Use of Cash

Components of Cash Flows

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$3,936	$(3,166)	$4,873	$(3,666)
Investing activities	(46)	-	(46)	-
Financing activities	(3,992)	2,654	(4,880)	2,612
Increase (Decrease) in Cash and Cash Equivalents	$(102)	$(512)	$(53)	$(1,054)

Cash Flow Q2 2022 Compared to Q2 2021

We had a cash flow deficit of $0.1 million for Q2 2022 compared to a cash flow deficit of $0.5 million for Q2 2021. The improvement in cash flow from operations between the periods was due to profit from operations, which was offset by a buildup in inventory. The cash flow deficit for Q2 2021 primarily related to loss from operations.

We had a cash flow deficit of $0.05 million for Half 2022 compared to a cash flow deficit of $1.1 million for Half 2021. The improvement in cash flow from operations between the periods was due to profit from operations, which was offset by a buildup in inventory and increased accruals. The cash flow deficit for Half 2021 primarily related to loss from operations.

Capital Expenditures

During Q2 2022 and Q2 2021, capital expenditures totaled $0.05 million and $0, respectively. Capital expenditures in Q2 2022 related to the addition of a portable cooling tower to combat increased summer temperatures. Due to continued uncertainties surrounding commodity pricing and supply related to the COVID-19 pandemic and the Russian conflict with Ukraine, we anticipate little, if any, capital expenditures for the remainder of 2022.However, to the extent we are able to capitalize on green energy growth opportunities, capital expenditures may be financed through project-based government loans.

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

  Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2022	Page 44

Management’s Discussion and Analysis

Debt Overview.

The table below summarizes our principal contractual obligations at June 30, 2022, by expected settlement period.

Total Debt and Lease Obligations

		Between	Between
	Less than	1 and 3	3 and 5	5 Years
	1 Year	Years	Years	and Later	Total
	(in thousands)
Long-term debt less unamortized debt issue costs(1)(2)
Third-party	$43,055	$193	$142	$1,995	$45,385
Related-party	13,635	-	-	-	13,635
Total long-term debt less debt issue costs	56,690	193	142	1,995	59,020

Lease obligations	226	40	-	-	266

	$56,916	$233	$142	$1,995	$59,286

(1)

See “Item 1. Financial Statements – Notes (3) and (10)” for additional disclosures related to third-party and related-party debt.

(2) Long-term debt excludes interest payable; at June 30, 2022, interest payable and interest payable, related party was estimated to be 12.6 million (less than 1 year), $0.1 million (between 1 and 3 years), $0.1 million (between 3 and 5 years), and $0.5 million (5 years and later).

Net proceeds from the issuance of debt totaled $0 and $0.5 million in Q2 2022 and Q2 2021, respectively. Net proceeds from the issuance of debt totaled $1.5 million and $0.5 million in Half 2022 and Half 2021, respectively. Proceeds in Half 2022 represented the additional principal amount of the BDEC Term Loan Due 2051; proceeds in Half 2021 reflect the original principal amount of the BDEC Term Loan Due 2051.

Principal payments on long-term debt totaled approximately $0.01 million and $0.01 million in Half 2022 and Half 2021, respectively.Net activity on debt to related parties (non-cash payments) totaled $2.4 million and $2.1 million in Half 2022 and Half 2021, respectively.

Debt Defaults. Most of our debt is in default.

Third-Party Defaults

•

Veritex Loans – Interest and late fee payments to Veritex totaled $0.5 million and $0 for Q2 2022 and Q2 2021, respectively. Interest and late fee payments to Veritex totaled $1.3 million and $0 for Half 2022 and Half 2021, respectively. As of the filing date of this report, LE and LRM were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make required monthly principal and interest payments and failing to satisfy financial covenants. In addition, LE was in default under the LE Term Loan Due 2034 for failing to replenish a $1.0 million payment reserve account. In a letter to LE and LRM dated August 2, 2022, Veritex affirmed existing defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make payments of principal and interest when due and demanded payment of all past due amounts owed. In addition, Veritex reserved all of its rights and noted that Veritex may, at its discretion, exercise all remedies available to it, which may include accelerating the loan, requesting appointment of a receiver, initiating foreclosure proceedings, or filing a lawsuit against obligors.

•

GNCU Loan – For Q2 2022, required interest only payments to GNCU totaled $0.1 million. For Half 2022 , required interest only payments to GNCU totaled $0.4 million. As of the filing date of this report, NPS was in default under the NPS Term Loan Due 2031 for failing to satisfy financial covenants.

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

Blue Dolphin Energy Company	June 30, 2022	Page 45

Management’s Discussion and Analysis

Related-Party Defaults

•

· Notes and Loan Agreement – As of the filing date of this report, Blue Dolphin was in default concerning past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement. Affiliates controlled approximately 82% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits.

Concentration of Customers Risk. We routinely assess the financial strength of our customers. To date, we have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2022	2	64%	$0
June 30, 2021	3	75%	$0

Six Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2022	2	59%	$0
June 30, 2021	4	86%	$0

One of our significant customers is LEH, an Affiliate. Due to a HUBZone certification, the Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms. For the three months ended June 30, 2022 and 2021, the Affiliate accounted for approximately 38% and 30% of total revenue from operations, respectively. For the six months ended June 30, 2022 and 2021, the Affiliate accounted for approximately 35% and 29% of total revenue from operations, respectively. The Affiliate represented $0 in accounts receivable at both June 30, 2022 and 2021, respectively.

See “Item 1. Financial Statements – Notes (3) and (15)” for additional disclosures related to Affiliate agreements and arrangements, as well as “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our subsequent quarterly and periodic filings as filed with the SEC for additional disclosures related to Affiliate risk.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of June 30, 2022 and December 31, 2021. At both June 30, 2022 and December 31, 2021, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

Blue Dolphin Energy Company	June 30, 2022	Page 46

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

In December 2018, BSEE issued an INC to BDPL for failure to flush and fill Pipeline Segment No. 13101. Management met with BSEE in August 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets. BSEE proposed that BDPL re-submit pipeline and platform decommissioning permit applications, including a safe boarding plan, by February 2020. BDPL submitted permit applications to BSEE in February 2020 and the USACOE in March 2020. In April 2020, BSEE issued another INC to BDPL for failure to perform the required structural surveys for the GA-288C Platform. BDPL completed the required platform surveys in June 2020. Abandonment operations have been on hold due to our cash constraints associated with historical net losses and continued uncertainties surrounding commodity pricing and supply related to the COVID-19 pandemic and the Russian conflict with Ukraine. At BSEE’s request, BDPL provided BSEE with a status update on platform removal on August 3, 2022. We cannot currently estimate when decommissioning of the pipelines and platform may occur.

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

We are currently unable to predict the outcome of the BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of June 30, 2022 and December 31, 2021. At both June 30, 2022 and December 31, 2021, BDPL maintained $3.5 million in AROs related to abandonment of these assets, which amount does not include potential penalties.

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

We assessed certain accounting matters that require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the Russian conflict with Ukraine and COVID-19 as of June 30, 2022 and through the filing date of this report. The accounting matters assessed included, but not limited to, our allowance for doubtful accounts, inventory, and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures

New Pronouncements Adopted. The FASB issues ASUs to communicate changes to the FASB ASC, including modifications to non-authoritative SEC content. During the three months ended June 30, 2022, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.

No new pronouncements issued but not yet effective are not expected to have a material impact on our financial position, results of operations, or liquidity.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2022	Page 47

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2022	Page 48

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of June 30, 2022 and December 31, 2021. At both June 30, 2022 and December 31, 2021, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January 29, 2020 to March 2, 2020. The proposed agreed order assessed an administrative penalty of approximately $0.4 million and identified actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount. On May 9, 2022, management met with the TCEQ to review the alleged solid hazardous waste violations. As follow-up to the meeting, LRM provided additional documentation to the TCEQ in a letter dated June 1, 2022. We recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021.

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

Blue Dolphin Energy Company	June 30, 2022	Page 49

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

Resolved Matters.

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the three month period ended March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Notes (3) and (10)” for disclosures related to defaults on our debt.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Blue Dolphin Energy Company	June 30, 2022	Page 50

Exhibits

ITEM 6. EXHIBITS

Exhibits Index

No.	Description

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2022	Page 51

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

August 15, 2022	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	June 30, 2022	Page 52